Form 10-Q
period 2013-09-30
FIRST BUSEY CORP /NV/
filed 2013-11-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Common Stock, $.001 par value	86,764,130

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(Unaudited)

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2013 $80,209; 2012 $235,428)	$198,668	$351,255
Securities available for sale, at fair value	907,422	1,001,497
Securities held to maturity, at amortized cost	838	—
Loans held for sale	17,500	40,003
Loans (net of allowance for loan losses 2013 $47,964; 2012 $48,012)	2,185,141	1,985,095
Premises and equipment	67,148	71,067
Goodwill	20,686	20,686
Other intangible assets	10,354	12,703
Cash surrender value of bank owned life insurance	40,400	39,485
Other real estate owned (OREO)	2,156	3,450
Deferred tax asset, net	37,674	39,373
Other assets	44,037	53,442
Total assets	$3,532,024	$3,618,056
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest-bearing	$543,746	$611,043
Interest-bearing	2,336,106	2,369,249
Total deposits	$2,879,852	$2,980,292

Securities sold under agreements to repurchase	156,510	139,024
Long-term debt	—	7,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	26,283	27,943
Total liabilities	$3,117,645	$3,209,259
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	593,458	594,411
Accumulated deficit	(228,222)	(240,321)
Accumulated other comprehensive income	6,361	13,542
Total stockholders’ equity before treasury stock	$444,349	$440,384

Common stock shares held in treasury at cost — 2013 1,523,002; 2012 1,616,282	(29,970)	(31,587)
Total stockholders’ equity	$414,379	$408,797
Total liabilities and stockholders’ equity	$3,532,024	$3,618,056

Common shares outstanding at period end	86,764,130	86,670,850

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$69,257	$74,450
Interest and dividends on investment securities:
Taxable interest income	9,616	11,215
Non-taxable interest income	2,938	2,667
Total interest income	$81,811	$88,332
Interest expense:
Deposits	$5,577	$10,026
Securities sold under agreements to repurchase	128	217
Short-term borrowings	15	26
Long-term debt	125	552
Junior subordinated debt owed to unconsolidated trusts	905	994
Total interest expense	$6,750	$11,815
Net interest income	$75,061	$76,517
Provision for loan losses	6,000	13,000
Net interest income after provision for loan losses	$69,061	$63,517
Other income:
Trust fees	$13,956	$13,245
Commissions and brokers’ fees, net	1,819	1,578
Remittance processing	6,288	6,346
Service charges on deposit accounts	8,876	8,646
Other service charges and fees	4,452	4,246
Gain on sales of loans	8,944	8,924
Security gains, net	82	575
Other	3,637	5,679
Total other income	$48,054	$49,239
Other expense:
Salaries and wages	$39,342	$38,966
Employee benefits	8,754	8,791
Net occupancy expense of premises	6,340	6,598
Furniture and equipment expense	3,687	3,858
Data processing	7,813	8,366
Amortization of intangible assets	2,349	2,481
Regulatory expense	1,808	1,869
OREO expense	394	788
Other	14,239	15,658
Total other expense	$84,726	$87,375
Income before income taxes	$32,389	$25,381
Income taxes	10,583	7,941
Net income	$21,806	$17,440
Preferred stock dividends	2,725	2,725
Net income available to common stockholders	$19,081	$14,715
Basic earnings per common share	$0.22	$0.17
Diluted earnings per common share	$0.22	$0.17
Dividends declared per share of common stock	$0.08	$0.12

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$23,096	$24,412
Interest and dividends on investment securities:
Taxable interest income	3,162	3,610
Non-taxable interest income	978	989
Total interest income	$27,236	$29,011
Interest expense:
Deposits	$1,656	$2,960
Securities sold under agreements to repurchase	44	63
Short-term borrowings	—	8
Long-term debt	—	106
Junior subordinated debt owed to unconsolidated trusts	303	329
Total interest expense	$2,003	$3,466
Net interest income	$25,233	$25,545
Provision for loan losses	2,000	3,500
Net interest income after provision for loan losses	$23,233	$22,045
Other income:
Trust fees	$4,035	$3,960
Commissions and brokers’ fees, net	710	508
Remittance processing	2,105	2,068
Service charges on deposit accounts	3,126	2,962
Other service charges and fees	1,486	1,422
Gain on sales of loans	2,684	3,255
Security gains, net	82	511
Other	1,402	903
Total other income	$15,630	$15,589
Other expense:
Salaries and wages	$13,001	$13,707
Employee benefits	2,580	2,773
Net occupancy expense of premises	2,055	2,237
Furniture and equipment expense	1,211	1,276
Data processing	2,606	3,568
Amortization of intangible assets	783	827
Regulatory expense	545	623
OREO expense (income)	(207)	273
Other	4,784	5,110
Total other expense	$27,358	$30,394
Income before income taxes	$11,505	$7,240
Income taxes	3,572	2,331
Net income	$7,933	$4,909
Preferred stock dividends	909	909
Net income available to common stockholders	$7,024	$4,000
Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.08	$0.05
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$7,933	$4,909	$21,806	$17,440
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding gains (losses) arising during period	$1,092	$3,285	$(12,125)	$5,554
Reclassification adjustment for (gains) included in net income	(82)	(511)	(82)	(575)
Other comprehensive (loss) income, before tax	$1,010	$2,774	$(12,207)	$4,979
Income tax (benefit) expense related to items of other comprehensive income	416	1,142	(5,026)	2,050
Other comprehensive (loss) income, net of tax	$594	$1,632	$(7,181)	$2,929
Comprehensive income	$8,527	$6,541	$14,625	$20,369

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2011	$72,664	$88	$594,009	$(238,085)	$13,124	$(32,116)	$(417)	$409,267

Net income	—	—	—	17,440	—	—	—	17,440
Other comprehensive income	—	—	—	—	2,929	—	—	2,929
Issuance of treasury stock for employee stock purchase plan	—	—	(219)	—	—	299	—	80
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(115)	—	—	118	—	3
Cash dividends common stock at $0.12 per share	—	—	—	(10,395)	—	—	—	(10,395)
Stock dividend equivalents restricted stock units at $0.12 per share	—	—	73	(73)	—	—	—	—
Stock based employee compensation	—	—	722	—	—	—	—	722
Preferred stock dividends	—	—	—	(2,725)	—	—	—	(2,725)

Balance, September 30, 2012	$72,664	$88	$594,470	$(233,838)	$16,053	$(31,699)	$(417)	$417,321

Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$—	$408,797

Net income	—	—	—	21,806	—	—	—	21,806
Other comprehensive loss	—	—	—	—	(7,181)	—	—	(7,181)
Issuance of treasury stock for employee stock purchase plan	—	—	(234)	—	—	316	—	82
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(1,414)	—	—	1,301	—	(113)
Cash dividends common stock at $0.08 per share	—	—	—	(6,937)	—	—	—	(6,937)
Stock dividend equivalents restricted stock units at $0.08 per share	—	—	45	(45)	—	—	—	—
Stock based employee compensation	—	—	650	—	—	—	—	650
Preferred stock dividends	—	—	—	(2,725)	—	—	—	(2,725)

Balance, September 30, 2013	$72,664	$88	$593,458	$(228,222)	$6,361	$(29,970)	$—	$414,379

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$21,806	$17,440
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	650	722
Depreciation and amortization	6,494	6,507
Provision for loan losses	6,000	13,000
Provision for deferred income taxes	6,725	7,205
Amortization of security premiums and discounts, net	6,821	7,166
Net security gains	(82)	(575)
Gain on sales of loans, net	(8,944)	(8,924)
Net (gains) losses on disposition of premises and equipment	(796)	72
Net gains on sales of OREO properties	(1)	(248)
Increase in cash surrender value of bank owned life insurance	(915)	(1,399)
Change in assets and liabilities:
Decrease in other assets	9,177	2,830
Decrease in other liabilities	(1,192)	(796)
Decrease in interest payable	(386)	(592)
Decrease in income taxes receivable	228	1,105
Net cash provided by operating activities before activities for loans originated for sale	$45,585	$43,513

Loans originated for sale	(390,125)	(419,249)
Proceeds from sales of loans	421,572	419,007
Net cash provided by operating activities	$77,032	$43,271

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	10,229	55,599
Proceeds from maturities of securities classified available for sale	143,258	140,785
Purchase of securities classified available for sale	(78,358)	(330,434)
Purchase of securities held to maturity	(838)	—
Net increase in loans	(207,063)	(6,117)
Proceeds from disposition of premises and equipment	2,849	5
Proceeds from sale of OREO properties	2,312	9,229
Purchases of premises and equipment	(2,279)	(6,919)
Net cash used in investing activities	$(129,890)	$(137,852)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(82,944)	$(87,513)
Net (decrease) increase in demand, money market and savings deposits	(17,496)	216,583
Cash dividends paid	(9,662)	(13,120)
Shares surrendered upon vesting of restricted stock units to cover tax obligations	(113)	—
Principal payments on long-term debt	(7,000)	(12,000)
Net increase in securities sold under agreements to repurchase	17,486	3,886
Net cash (used in) provided by financing activities	$(99,729)	$107,836
Net (decrease) increase in cash and due from banks	$(152,587)	$13,255
Cash and due from banks, beginning	$351,255	$315,053
Cash and due from banks, ending	$198,668	$328,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$7,136	$12,408
Income taxes	$3,406	$630

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$1,017	$9,015
Dividends accrued	$926	$924

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

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended September 30, 2013 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

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

Note 3:  Securities

Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$103,024	$385	$(71)	$103,338
Obligations of U.S. government corporations and agencies	285,452	3,258	(341)	288,369
Obligations of states and political subdivisions	292,492	3,258	(2,463)	293,287
Residential mortgage-backed securities	185,584	4,802	(253)	190,133
Corporate debt securities	25,407	115	(32)	25,490
Total debt securities	891,959	11,818	(3,160)	900,617
Mutual funds and other equity securities	4,650	2,155	—	6,805

Total	$896,609	$13,973	$(3,160)	$907,422

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013:	Cost	Gains	Losses	Value
	(dollars in thousands)
Held to maturity
Obligations of states and political subdivisions	$838	$6	$—	$844

Total	$838	$6	$—	$844

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$103,353	$1,303	$—	$104,656
Obligations of U.S. government corporations and agencies	363,583	6,616	(5)	370,194
Obligations of states and political subdivisions	274,350	6,176	(238)	280,288
Residential mortgage-backed securities	210,139	7,576	—	217,715
Corporate debt securities	24,601	139	(26)	24,714
Total debt securities	976,026	21,810	(269)	997,567
Mutual funds and other equity securities	2,451	1,479	—	3,930

Total	$978,477	$23,289	$(269)	$1,001,497

There were no held to maturity securities at December 31, 2012.

The amortized cost and fair value of debt securities available for sale and held to maturity as of September 30, 2013, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities.  All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)		(dollars in thousands)
Due in one year or less	$151,701	$152,776	$—	$—
Due after one year through five years	478,362	481,436	234	235
Due after five years through ten years	182,805	185,574	496	499
Due after ten years	79,091	80,831	108	110
Total	$891,959	$900,617	$838	$844

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended September 30,
	2013	2012
	(dollars in thousands)
Gross security gains	$82	$511
Gross security (losses)	—	—
Net security gains	$82	$511

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Gross security gains	$82	$576
Gross security (losses)	—	(1)
Net security gains	$82	$575

The tax provision for the net realized gains was insignificant for the three and nine months ended September 30, 2013 and $0.2 million for the three and nine months ended September 30, 2012.

Investment securities with carrying amounts of $428.7 million and $489.1 million on September 30, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$36,520	$71	$—	$—	$36,520	$71
Obligations of U.S. government corporations and agencies	25,264	341	—	—	25,264	341
Obligations of states and political subdivisions	116,930	2,399	4,582	64	121,512	2,463
Residential mortgage-backed securities	15,183	253	—	—	15,183	253
Corporate debt securities	9,354	32	—	—	9,354	32
Total temporarily impaired securities	$203,251	$3,096	$4,582	$64	$207,833	$3,160

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Held to maturity
Obligations of states and political subdivisions (1)	$183	$—	$—	$—	$183	$—
Total temporarily impaired securities	$183	$—	$—	$—	$183	$—

(1)         Unrealized loss was less than one thousand dollars.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
Obligations of U.S. government corporations and agencies	$10,155	$5	$—	$—	$10,155	$5
Obligations of states and political subdivisions	37,958	189	3,311	49	41,269	238
Corporate debt securities	15,207	26	—	—	15,207	26
Total temporarily impaired securities	$63,320	$220	$3,311	$49	$66,631	$269

Management evaluates securities available for sale for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell the security and it is more-likely-than-not we will have to sell the security before recovery of its cost basis.

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2013 was 312, and represented a loss of 1.5% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Note 4:  Loans

Geographic distributions of loans were as follows:

	September 30, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$511,567	$21,544	$26,444	$559,555
Commercial real estate	808,708	170,205	86,067	1,064,980
Real estate construction	56,590	11,828	2,630	71,048
Retail real estate	429,497	104,100	11,618	545,215
Retail other	9,195	514	98	9,807
Total	$1,815,557	$308,191	$126,857	$2,250,605

Less held for sale(1)				17,500
				$2,233,105

Less allowance for loan losses				47,964
Net loans				$2,185,141

(1)Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.4 million and $0.8 million as of September 30, 2013 and December 31, 2012, respectively.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.1 billion at September 30, 2013 which increased from $1.8 billion at December 31, 2012.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $177.1 million at September 30, 2013, a decline from $228.1 million at December 31, 2012.  The positive change in mix of loan grades began in 2012 and suggests a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by class of loans (excluding held for sale, non-posted and clearings) and geography:

	September 30, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.70	$466,334	$46,901	$14,199	$9,073	$1,504
Commercial real estate	5.53	746,360	85,757	29,436	26,779	6,443
Real estate construction	7.24	17,759	16,365	12,420	10,166	2,510
Retail real estate	3.55	399,303	5,717	5,402	6,130	3,795
Retail other	2.98	9,134	154	—	5	—
Total Illinois/Indiana		$1,638,890	$154,894	$61,457	$52,153	$14,252

Florida
Commercial	5.85	$17,311	$244	$3,301	$688	$—
Commercial real estate	6.19	119,046	21,299	11,531	15,179	3,150
Real estate construction	7.04	2,026	8,097	767	938	—
Retail real estate	3.84	78,082	11,380	9,500	3,070	1,087
Retail other	1.75	514	—	—	—	—
Total Florida		$216,979	$41,020	$25,099	$19,875	$4,237
Total		$1,855,869	$195,914	$86,556	$72,028	$18,489

	December 31, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.68	$346,536	$46,201	$12,374	$15,677	$2,039
Commercial real estate	5.53	644,695	110,012	50,305	28,655	9,295
Real estate construction	7.21	30,710	7,809	14,162	14,084	3,364
Retail real estate	3.62	385,949	6,729	7,806	5,874	2,855
Retail other	3.34	11,563	372	—	9	—
Total Illinois/Indiana		$1,419,453	$171,123	$84,647	$64,299	$17,553

Florida
Commercial	5.91	$6,359	$3,544	$162	$796	$—
Commercial real estate	6.36	80,232	20,667	13,238	19,279	4,754
Real estate construction	6.97	4,137	7,721	3,172	942	—
Retail real estate	3.98	83,578	6,369	13,225	3,265	2,797
Retail other	2.80	391	—	18	—	—
Total Florida		$174,697	$38,301	$29,815	$24,282	$7,551
Total		$1,594,150	$209,424	$114,462	$88,581	$25,104

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	September 30, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$337	$281	$88	$1,504
Commercial real estate	77	—	65	6,443
Real estate construction	—	—	—	2,510
Retail real estate	983	272	46	3,795
Retail other	18	1	—	—
Total Illinois/Indiana	$1,415	$554	$199	$14,252

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,150
Real estate construction	—	—	—	—
Retail real estate	314	—	—	1,087
Retail other	—	—	—	—
Total Florida	$314	$—	$—	$4,237
Total	$1,729	$554	$199	$18,489

	December 31, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$111	$80	$19	$2,039
Commercial real estate	216	59	139	9,295
Real estate construction	—	—	—	3,364
Retail real estate	1,154	294	46	2,855
Retail other	2	2	—	—
Total Illinois/Indiana	$1,483	$435	$204	$17,553

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	4,754
Real estate construction	—	—	—	—
Retail real estate	364	—	52	2,797
Retail other	—	3	—	—
Total Florida	$364	$3	$52	$7,551
Total	$1,847	$438	$256	$25,104

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2013 if impaired loans had been current in accordance with their original terms was $0.4 million and $1.1 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2013.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$12,452	$22,023
30 — 89 days past due	—	28
Included in non-performing loans	7,431	6,458
Total	$19,883	$28,509

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

The following table shows performing loans, segregated by class and geography, modified as TDRs that occurred during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	1	218	1	218
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	1	$218	1	$218

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	90
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Florida	—	$—	1	$90
Total	1	$218	2	$308

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	4	$1,455
Commercial real estate	1	2,069	1	2,069
Real estate construction	—	—	4	3,170
Retail real estate	1	53	11	1,875
Retail other	—	—	—	—
Total Illinois/Indiana	2	$2,122	20	$8,569

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	2	704
Retail other	—	—	—	—
Total Florida	—	$—	2	$704
Total	2	$2,122	22	$9,273

The commercial real estate TDR totaling $0.2 million for the three and nine months ended September 30, 2013 consisted of a short-term principal payment relief modification. The commercial real estate TDR totaling $0.1 million for the nine months ended September 30, 2013 consisted of a modification for short-term interest rate relief.

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2013 and 2012 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by class and geography, are shown below:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	1,650
Real estate construction	—	—	1	267
Retail real estate	—	—	4	1,091
Retail other	—	—	—	—
Total Illinois/Indiana	—	$—	6	$3,008

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	1	114	2	234
Retail other	—	—	—	—
Total Florida	1	$114	2	$234
Total	1	$114	8	$3,242

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Illinois/Indiana
Commercial	5	$519	5	$519
Commercial real estate	—	—	—	—
Real estate construction	—	—	1	1,475
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	5	$519	6	$1,994

Florida
Commercial	—	$—	—	$—
Commercial real estate	3	1,451	3	1,451
Real estate construction	—	—	—	—
Retail real estate	2	189	5	1,085
Retail other	—	—	—	—
Total Florida	5	$1,640	8	$2,536
Total	10	$2,159	14	$4,530

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	September 30, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,188	$1,585	$1,227	$2,812	$847	$5,255
Commercial real estate	11,131	6,674	2,429	9,103	954	10,937
Real estate construction	6,065	4,037	618	4,655	218	6,815
Retail real estate	5,882	3,786	1,294	5,080	754	5,231
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$26,266	$16,082	$5,568	$21,650	$2,773	$28,238

Florida
Commercial	$—	$—	$—	$—	$—	$38
Commercial real estate	7,202	4,344	1,016	5,360	123	6,877
Real estate construction	430	430	—	430	—	1,733
Retail real estate	11,037	9,599	366	9,965	91	12,073
Retail other	—	—	—	—	—	—
Total Florida	$18,669	$14,373	$1,382	$15,755	$214	$20,721
Total	$44,935	$30,455	$6,950	$37,405	$2,987	$48,959

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$11,557	$7,214	$265	$7,479	$265	$10,109
Commercial real estate	17,656	12,020	1,288	13,308	634	14,607
Real estate construction	6,851	6,394	—	6,394	—	8,625
Retail real estate	6,251	4,666	530	5,196	140	5,206
Retail other	—	—	—	—	—	24
Total Illinois/Indiana	$42,315	$30,294	$2,083	$32,377	$1,039	$38,571

Florida
Commercial	$—	$—	$—	$—	$—	$271
Commercial real estate	9,533	5,988	585	6,573	235	6,506
Real estate construction	2,597	2,597	—	2,597	—	3,989
Retail real estate	16,518	12,673	1,373	14,046	483	15,254
Retail other	—	—	—	—	—	—
Total Florida	$28,648	$21,258	$1,958	$23,216	$718	$26,020
Total	$70,963	$51,552	$4,041	$55,593	$1,757	$64,591

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2013 and December 31, 2012.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of September 30, 2013 and December 31, 2012, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of September 30, 2013, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of September 30, 2013 and December 31, 2012, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  As of September 30, 2013, the Company believed this minimum additional amount remained adequate.

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

During the third quarter of 2013, the Company did not adjust any qualitative factors.  The Company bases its assessment on several sources and will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247
Provision for loan loss	363	316	(241)	1,024	49	1,511
Charged-off	(241)	(44)	—	(446)	(117)	(848)
Recoveries	37	145	21	112	59	374
Ending Balance	$7,673	$14,140	$2,294	$8,946	$231	$33,284

Florida
Beginning balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244
Provision for loan loss	687	1,504	(1,690)	(9)	(3)	489
Charged-off	—	(2,298)	2	(56)	(2)	(2,354)
Recoveries	22	2	225	47	5	301
Ending Balance	$2,214	$6,864	$1,230	$4,369	$3	$14,680

	For the Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	1,617	(371)	558	1,592	14	3,410
Charged-off	(663)	(954)	(1,071)	(1,068)	(404)	(4,160)
Recoveries	122	442	280	312	299	1,455
Ending Balance	$7,673	$14,140	$2,294	$8,946	$231	$33,284

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	722	3,356	(1,332)	(143)	(13)	2,590
Charged-off	—	(2,543)	(55)	(1,615)	(7)	(4,220)
Recoveries	55	(11)	302	513	18	877
Ending Balance	$2,214	$6,864	$1,230	$4,369	$3	$14,680

	For the Three Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456
Provision for loan loss	1,209	1,403	324	(358)	59	2,637
Charged-off	(1,194)	(1,716)	(538)	(463)	(128)	(4,039)
Recoveries	15	6	—	130	43	194
Ending Balance	$6,161	$15,066	$4,090	$6,629	$302	$32,248

Florida
Beginning balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410
Provision for loan loss	(125)	35	(64)	1,021	(4)	863
Charged-off	(6)	(229)	(176)	(1,162)	—	(1,573)
Recoveries	110	3	109	40	3	265
Ending Balance	$1,850	$7,235	$2,217	$5,655	$8	$16,965

	For the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	(281)	8,485	856	2,130	67	11,257
Charged-off	(2,880)	(12,332)	(1,280)	(2,517)	(405)	(19,414)
Recoveries	179	308	162	543	176	1,368
Ending Balance	$6,161	$15,066	$4,090	$6,629	$302	$32,248

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(522)	428	(644)	2,506	(25)	1,743
Charged-off	(90)	(1,649)	(336)	(3,247)	(1)	(5,323)
Recoveries	523	43	261	236	13	1,076
Ending Balance	$1,850	$7,235	$2,217	$5,655	$8	$16,965

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of September 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$847	$954	$218	$754	$—	$2,773
Loans collectively evaluated for impairment	6,826	13,186	2,076	8,192	231	30,511
Ending Balance	$7,673	$14,140	$2,294	$8,946	$231	$33,284

Loans:
Loans individually evaluated for impairment	$2,812	$9,103	$4,655	$5,080	$—	$21,650
Loans collectively evaluated for impairment	535,199	885,672	54,565	419,517	9,293	1,904,246
Ending Balance	$538,011	$894,775	$59,220	$424,597	$9,293	$1,925,896

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$123	$—	$91	$—	$214
Loans collectively evaluated for impairment	2,214	6,741	1,230	4,278	3	14,466
Ending Balance	$2,214	$6,864	$1,230	$4,369	$3	$14,680

Loans:
Loans individually evaluated for impairment	$—	$5,360	$430	$9,965	$—	$15,755
Loans collectively evaluated for impairment	21,544	164,845	11,398	93,153	514	291,454
Ending Balance	$21,544	$170,205	$11,828	$103,118	$514	$307,209

	As of December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$265	$634	$—	$140	$—	$1,039
Loans collectively evaluated for impairment	6,332	14,389	2,527	7,970	322	31,540
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Loans:
Loans individually evaluated for impairment	$7,479	$13,308	$6,394	$5,196	$—	$32,377
Loans collectively evaluated for impairment	415,348	829,654	63,735	404,867	11,944	1,725,548
Ending Balance	$422,827	$842,962	$70,129	$410,063	$11,944	$1,757,925

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$235	$—	$483	$—	$718
Loans collectively evaluated for impairment	1,437	5,827	2,315	5,131	5	14,715
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

Loans:
Loans individually evaluated for impairment	$—	$6,573	$2,597	$14,046	$—	$23,216
Loans collectively evaluated for impairment	10,861	131,597	13,375	95,724	409	251,966
Ending Balance	$10,861	$138,170	$15,972	$109,770	$409	$275,182

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

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Balance	$156,510	$139,024
Weighted average interest rate at end of period	0.15%	0.15%
Maximum outstanding at any month end	$156,510	$146,710
Average daily balance	$131,093	$132,150
Weighted average interest rate during period (1)	0.13%	0.21%

(1)The weighted average interest rate is computed by dividing total interest for the year-to-date period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net income available to common stockholders	$7,024	$4,000	$19,081	$14,715
Shares:
Weighted average common shares outstanding	86,801	86,654	86,745	86,634

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	275	8	299	9

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,076	86,662	87,044	86,643

Basic earnings per common share	$0.08	$0.05	$0.22	$0.17

Diluted earnings per common share	$0.08	$0.05	$0.22	$0.17

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option or warrant, that option or warrant is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  If the total employee proceeds of a restricted stock unit exceed the average market price for the period, that restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At September 30, 2013, 648,529 outstanding options, 573,833 warrants, and 380,252 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At September 30, 2012, 804,968 outstanding options, 573,833 warrants, and 752,209 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of September 30, 2013, the Company held 1,523,002 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

A summary of the status of and changes in the Company’s stock option awards for the nine months ended September 30, 2013 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	857,468	$17.01
Granted	—	—
Exercised	—	—
Forfeited	156,439	16.00
Outstanding at end of period	701,029	$17.24	2.32
Exercisable at end of period	701,029	$17.24	2.32

The Company did not recognize any compensation expense related to stock options for the three and nine months ended September 30, 2013 or 2012.

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2013, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	736,412	32,991	769,403	$4.92
Granted	351,452	28,800	380,252	5.02
Dividend Equivalents Earned	9,903	946	10,849	4.59
Vested	(102,530)	(33,937)	(136,467)	4.70
Forfeited	(20,014)	—	(20,014)	5.23
Non-vested at end of period	975,223	28,800	1,004,023	$4.98
Outstanding at end of period	975,223	86,666	1,061,889	$4.98

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter will compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

On August 1, 2013, under the terms of the 2010 Equity Incentive Plan, the Company granted 367,094 restricted stock units (“RSUs”) to members of management and directors.  As the stock price on the grant date of August 1, 2013 was $5.04, total compensation cost to be recognized is $1,850,154. This cost will be recognized over a period of one to five years. Per the respective agreements, 28,800 RSUs vest over a requisite service period of one year, 14,881 RSUs vest over a requisite service period of two years, and the remaining 323,413 RSUs vest over a requisite service period of five years.  Subsequent to each requisite service period, the awards will vest 100%.

On March 26, 2013, under the terms of the 2010 Equity Incentive Plan, the Company granted 13,158 RSUs to a certain member of management.  As the stock price on the grant date of March 26, 2013 was $4.56, total compensation cost to be recognized is $60,000. This cost will be recognized over a period of one to three years. Per the respective agreements, 4,386 RSUs vest over a requisite service period of one year, 4,386 RSUs vest over a requisite service period of two years, and the remaining 4,386  RSUs vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

A listing of RSUs granted in 2012 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company recognized $0.3 million of compensation expense related to non-vested stock units for the three months ended September 30, 2013 and 2012.  The Company recognized $0.7 million of compensation expense related to non-vested stock units for the nine months ended September 30, 2013 and 2012.  As of September 30, 2013, there was $3.4 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.4 years.

Note 8:  Income Taxes

At September 30, 2013, the Company was not under examination by any tax authority.

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

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$560,234	$483,373
Standby letters of credit	10,035	12,305

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

Standby letters of credit are conditional commitments issued by the Company and its subsidiary to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company and its subsidiary hold collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company and its subsidiary would be required to fund the commitment.  The maximum potential amount of future payments the Company and its subsidiary could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company and its subsidiary would be entitled to seek recovery from the customer.  As of September 30, 2013 and December 31, 2012, no amounts were recorded as liabilities for the Company and its subsidiary’s potential obligations under these guarantees.

As of September 30, 2013, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,448,907	$3,567,637
FirsTech	8,992	8,992	26,946	26,401
Busey Wealth Management	11,694	11,694	27,855	26,653
All Other	—	—	28,316	(2,635)
Total	$20,686	$20,686	$3,532,024	$3,618,056

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$27,167	$28,935	$81,597	$88,093
FirsTech	13	15	39	48
Busey Wealth Management	62	62	179	192
All Other	(6)	(1)	(4)	(1)
Total interest income	$27,236	$29,011	$81,811	$88,332

Interest Expense:
Busey Bank	$1,709	$3,138	$5,858	$10,828
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	294	328	892	987
Total interest expense	$2,003	$3,466	$6,750	$11,815

Other Income:
Busey Bank	$9,447	$9,850	$29,542	$29,592
FirsTech	2,167	2,094	6,445	6,418
Busey Wealth Management	4,540	4,061	13,286	12,332
All Other	(524)	(416)	(1,219)	897
Total other income	$15,630	$15,589	$48,054	$49,239

Net Income:
Busey Bank	$6,963	$4,642	$19,243	$14,859
FirsTech	259	237	807	746
Busey Wealth Management	1,173	780	3,126	2,647
All Other	(462)	(750)	(1,370)	(812)
Total net income	$7,933	$4,909	$21,806	$17,440

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

There were no transfers between levels during the quarter ended September 30, 2013.  Corporate debt securities were transferred to level 2 as of March 31, 2013 because the Company could no longer obtain evidence of unadjusted quoted prices.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2013
Available for sale
U.S. Treasury securities	$—	$103,338	$—	$103,338
Obligations of U.S. government corporations and agencies	—	288,369	—	288,369
Obligations of states and political subdivisions	—	293,287	—	293,287
Residential mortgage-backed securities	—	190,133	—	190,133
Corporate debt securities	—	25,490	—	25,490
Mutual funds and other equity securities	6,805	—	—	6,805
	$6,805	$900,617	$—	$907,422

December 31, 2012
Available for sale
U.S. Treasury securities	$—	$104,656	$—	$104,656
Obligations of U.S. government corporations and agencies	—	370,194	—	370,194
Obligations of states and political subdivisions	—	280,288	—	280,288
Residential mortgage-backed securities	—	217,715	—	217,715
Corporate debt securities	24,714	—	—	24,714
Mutual funds and other equity securities	3,930	—	—	3,930
	$28,644	$972,853	$—	$1,001,497

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

OREO.  Non-financial assets and non-financial liabilities measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all OREO fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2013
Impaired loans	$—	$—	$3,963	$3,963
OREO	—	—	1,192	1,192

December 31, 2012
Impaired loans	$—	$—	$2,284	$2,284
OREO	—	—	511	511

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
September 30, 2013
Impaired loans	$3,963	Appraisal of collateral	Appraisal adjustments	-0.8% to -100.0% (-34.9%)
OREO	1,192	Appraisal of collateral	Appraisal adjustments	-6.1% to -100.0% (-48.7%)

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$198,668	$198,668	$351,255	$351,255
Securities held to maturity	838	844	—	—
Loans held for sale	17,500	17,828	40,003	40,971
Accrued interest receivable	12,371	12,371	12,275	12,275
Level 3 inputs:
Loans, net	2,185,141	2,189,051	1,985,095	2,006,588

Financial liabilities:
Level 2 inputs:
Deposits	$2,879,852	$2,882,254	$2,980,292	$2,987,524
Securities sold under agreements to repurchase	156,510	156,510	139,024	139,024
Long-term debt	—	—	7,000	7,120
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	742	742	1,128	1,128

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at September 30, 2013 (unaudited), as compared with June 30, 2013 (unaudited), December 31, 2012 and September 30, 2012 (unaudited), and the results of operations for the three and nine months ended September 30, 2013 and 2012 (unaudited), and the three months ended June 30, 2013 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Operating Results

Net income for the third quarter of 2013 was $7.9 million and net income available to common stockholders was $7.0 million, or $0.08 per fully-diluted common share, as compared to net income of $7.4 million and $6.5 million of net income available to common stockholders for the second quarter of 2013, or $0.08 per fully-diluted common share.  Net income was $3.0 million higher than the third quarter of 2012, when the Company reported net income of $4.9 million and net income available to common stockholders of $4.0 million, or $0.05 per fully-diluted common share.  The Company’s 2013 year-to-date net income through September 30 was $21.8 million and net income available to common stockholders was $19.1 million, or $0.22 per fully-diluted common share, compared to net income of $17.4 million and net income available to common stockholders of $14.7 million, or $0.17 per fully-diluted common share, for the comparable period of 2012.

Net income growth relative to the prior year was driven by positive trends in credit quality, which reduced our provision for loan loss in 2013 to levels resembling historical Company norms prior to the economic downturn.  The $2.0 million loan loss provision in the third quarter of 2013 was consistent with the prior two quarters, marking four-year lows in quarterly credit costs as our market areas show signs of strengthening and credit quality continued to improve.  In addition, actions taken in recent quarters to reduce operating expenses favorably impacted third quarter results and are expected to continue positively affecting future earnings.  As cost management measures have been implemented, we maintain our priority of exceptional customer service.

Net interest margin rose to 3.20% for the third quarter of 2013 as compared to 3.17% for the second quarter of 2013 but decreased from 3.25% for the third quarter of 2012.  The net interest margin for the first nine months of 2013 decreased to 3.16% compared to 3.26% for the same period of 2012.  Since the first quarter of 2013, our net interest margin has improved due to the development of a more profitable asset mix from increased loan balances, while we actively continued to bring down interest expense and optimize funding costs.

Busey Wealth Management’s net income of $1.2 million for the third quarter of 2013 rose 3.5% from the second quarter of 2013 and 50.4% from the third quarter of 2012.  Busey Wealth Management’s net income for the first nine months of 2013 was $3.1 million as compared to $2.6 million for the first nine months of 2012.  Growth in assets under care accompanied by market trends positively impacted the quarter-over-quarter and year-over-year results.  FirsTech’s net income of $0.3 million for the third quarter of 2013 was comparable to the second quarter of 2013, and slightly higher than the $0.2 million recorded for the third quarter of 2012.  FirsTech’s year-to-date net income of $0.8 million was slightly higher than the $0.7 million recorded for the comparable period of 2012.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators.  At September 30, 2013, various asset quality measures were at their best quarter-end levels in recent years.  We continue to expect gradual improvement in our overall asset quality during 2013; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

SELECTED FINANCIAL HIGHLIGHTS

(dollars in thousands)

	As of and for the Three Months Ended
	September 30,	June 30,	December 31,	September 30,
	2013	2013	2012	2012
ASSET QUALITY
Gross loans(1)	$2,250,605	$2,159,098	$2,073,110	$2,035,319
Commercial loans(2)	1,695,583	1,580,351	1,500,921	1,473,450
Allowance for loan losses	47,964	48,491	48,012	49,213
Non-performing loans
Non-accrual loans	18,489	20,274	25,104	25,129
Loans 90+ days past due	199	771	256	59
Non-performing loans, segregated by geography
Illinois/ Indiana	14,451	16,030	17,757	17,377
Florida	4,237	5,015	7,603	7,811
Loans 30-89 days past due	2,283	3,683	2,285	7,895
Other non-performing assets	2,156	2,617	3,450	8,486
Non-performing assets to total loans and non-performing assets	0.9%	1.1%	1.4%	1.6%
Allowance as a percentage of non-performing loans	256.7%	230.4%	189.3%	195.4%
Allowance for loan losses to loans	2.1%	2.3%	2.3%	2.4%

(1)         Includes loans held for sale.

(2)         Includes loans categorized as commercial, commercial real estate and real estate construction.

As a result of the Company’s strategic investment in loan growth, the total loan portfolio as of September 30, 2013 increased $91.5 million from June 30, 2013 and increased $215.3 million from September 30, 2012.  Loan growth was driven by the $115.2 million increase in commercial balances from June 30, and $222.1 million increase from September 30, 2012.  In addition to overall loan growth, the Company experienced loan growth in the highest credit grades, while the volume of the lowest credit grades decreased.

Net charge-offs for the third quarter increased $1.2 million from the second quarter of 2013 but decreased by $2.6 million from the third quarter of 2012.  The linked quarter net charge-off activity represents normal fluctuations, while longer-term trends reflect the significantly improved quality of the loan portfolio.

Overview and Strategy

Our emphasis on maximizing stockholder value is evidenced this period by the upward momentum in earnings per share on a quarterly and year-over-year basis.  We are inspired by the positive traction in earnings and loan growth during the quarter, powered by the strategic investments of prior periods and the outstanding commitment of our talented associates.  Loan growth from the prior year has been well-balanced across our footprint, as we service the funding needs of our local businesses which support our communities.

Our third quarter was highlighted by meaningful progress in commercial loan growth which increased our net interest margin and propelled us to the successful attainment of targets under the SBLF program.  The achievement of this important milestone under SBLF will be highly impactful to growth in earnings in future periods.

With the confidence that our hard-won efforts are drivers of true change, we move ahead from a stronger base that enhances further growth opportunities through organic and external channels, and serves as a solid foundation for continued success going forward.  We understand there is still great work to be done and embrace the resolve to drive our business in a continually positive direction for the success of our Pillars - our customers, associates, communities and shareholders.

Economic Conditions of Markets

Our primary markets in stable micro-urban communities of downstate Illinois are distinct from the dense competitive landscapes of Chicago and the smaller rural populations of southern Illinois and they have strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, we believe our markets have generally stabilized following a few years of economic downturn and, as a whole, continue to show signs of improvement.

Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is currently home to Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  During the third quarter of 2013, ADM announced its intent to move corporate headquarters from the Decatur area. While the exact number of job relocations hasn’t been disclosed, the move could impact our customers and we will continue to monitor the situation. Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

Southwest Florida has shown continuing signs of improvement in areas such as unemployment and home sales since 2011.  In addition, median sales prices in Florida continue to be on the rise.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions caused damage to that economy and, the recent improvement in certain economic indicators notwithstanding, we expect it will take southwest Florida a number of years to return to peak economic strength.

The largest portion of the Company’s customer base is within the State of Illinois, the financial condition of which is among the most troubled of any state in the United States with credit downgrade concerns, severe pension under-funding, recurring bill payment delays, and budget deficits. Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  The State of Illinois continues to be behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

							Change in income/
	2013			2012			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$114,012	$74	0.26%	$203,650	$132	0.26%	$(58)	$—	$(58)
Investment securities
U.S. Government obligations	405,316	1,339	1.31%	470,912	1,943	1.64%	(247)	(357)	(604)
Obligations of states and political subdivisions(1)	295,024	1,975	2.66%	246,494	1,804	2.91%	338	(167)	171
Other securities	224,293	1,278	2.26%	268,527	1,254	1.86%	(225)	249	24
Loans(1) (2)	2,162,138	23,162	4.25%	2,014,586	24,488	4.84%	1,742	(3,068)	(1,326)
Total interest-earning assets(1)	$3,200,783	$27,828	3.45%	$3,204,169	$29,621	3.68%	$1,550	$(3,343)	$(1,793)

Cash and due from banks	111,168			78,974
Premises and equipment	68,230			71,172
Allowance for loan losses	(48,393)			(50,199)
Other assets	160,572			184,313

Total Assets	$3,492,360			$3,488,429

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$48,595	$7	0.06%	$41,083	$16	0.15%	$2	$(11)	$(9)
Savings deposits	203,836	11	0.02%	195,542	46	0.09%	2	(37)	(35)
Money market deposits	1,468,892	420	0.11%	1,390,501	717	0.21%	39	(336)	(297)
Time deposits	618,181	1,218	0.78%	731,571	2,181	1.19%	(301)	(662)	(963)
Short-term borrowings:
Repurchase agreements	129,485	44	0.13%	116,141	63	0.22%	7	(26)	(19)
Other	—	—	—%	—	8	—%	—	(8)	(8)
Long-term debt	—	—	—%	8,330	106	5.06%	(53)	(53)	(106)
Junior subordinated debt owed to unconsolidated trusts	55,000	303	2.19%	55,000	329	2.38%	—	(26)	(26)
Total interest-bearing liabilities	$2,523,989	$2,003	0.31%	$2,538,168	$3,466	0.54%	$(304)	$(1,159)	$(1,463)

Net interest spread(1)			3.14%			3.14%

Noninterest-bearing deposits	529,480			508,030
Other liabilities	29,299			26,734
Stockholders’ equity	409,592			415,497

Total Liabilities and Stockholders’ Equity	$3,492,360			$3,488,429

Interest income / earning assets(1)	$3,200,783	$27,828	3.45%	$3,204,169	$29,621	3.68%
Interest expense / earning assets	$3,200,783	$2,003	0.25%	$3,204,169	$3,466	0.43%

Net interest margin(1)		$25,825	3.20%		$26,155	3.25%	$1,854	$(2,184)	$(330)

(1)         On a tax-equivalent basis assuming a federal income tax rate of 35% for 2013 and 2012.

(2)         Non-accrual loans have been included in average loans.

(3)         Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

							Change in income/
	2013			2012			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$208,275	$387	0.25%	$265,126	$503	0.25%	$(106)	$(10)	$(116)
Investment securities
U.S. Government obligations	434,160	4,456	1.37%	451,808	6,053	1.79%	(229)	(1,368)	(1,597)
Obligations of states and political subdivisions(1)	288,273	5,786	2.68%	206,667	4,848	3.13%	1,708	(770)	938
Other securities	227,662	3,507	2.06%	275,950	3,915	1.90%	(727)	319	(408)
Loans(1) (2)	2,094,640	69,457	4.43%	2,009,358	74,728	4.97%	3,053	(8,324)	(5,271)
Total interest-earning assets(1)	$3,253,010	$83,593	3.44%	$3,208,909	$90,047	3.75%	$3,699	$(10,153)	$(6,454)

Cash and due from banks	90,865			77,787
Premises and equipment	69,783			70,227
Allowance for loan losses	(48,455)			(53,307)
Other assets	166,487			188,247

Total Assets	$3,531,690			$3,491,863

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$49,274	$24	0.07%	$41,440	$54	0.17%	$9	$(39)	$(30)
Savings deposits	208,722	46	0.03%	196,422	194	0.13%	11	(159)	(148)
Money market deposits	1,469,850	1,348	0.12%	1,352,144	2,417	0.24%	194	(1,263)	(1,069)
Time deposits	646,666	4,159	0.86%	752,886	7,361	1.31%	(936)	(2,266)	(3,202)
Short-term borrowings:
Repurchase agreements	131,093	128	0.13%	127,905	217	0.23%	5	(94)	(89)
Other	—	15	—%	—	26	—%	—	(11)	(11)
Long-term debt	3,062	125	5.46%	15,585	552	4.73%	(501)	74	(427)
Junior subordinated debt owed to unconsolidated trusts	55,000	905	2.20%	55,000	994	2.41%	—	(89)	(89)
Total interest-bearing liabilities	$2,563,667	$6,750	0.35%	$2,541,382	$11,815	0.62%	$(1,218)	$(3,847)	$(5,065)

Net interest spread(1)			3.09%			3.13%

Noninterest-bearing deposits	528,544			510,718
Other liabilities	28,562			26,732
Stockholders’ equity	410,917			413,031

Total Liabilities and Stockholders’ Equity	$3,531,690			$3,491,863

Interest income / earning assets(1)	$3,253,010	$83,593	3.44%	$3,208,909	$90,047	3.75%
Interest expense / earning assets	$3,253,010	$6,750	0.28%	$3,208,909	$11,815	0.49%

Net interest margin(1)		$76,843	3.16%		$78,232	3.26%	$4,917	$(6,306)	$(1,389)

(1)         On a tax-equivalent basis assuming a federal income tax rate of 35% for 2013 and 2012.

(2)         Non-accrual loans have been included in average loans.

(3)         Annualized.

Average earning assets decreased nominally by $3.4 million for the three month period ended September 30, 2013 as compared to the same period of 2012.  Average earning assets increased $44.1 million for the nine month period ended September 30, 2013 as compared to the same period of 2012.  Average loans increased $147.6 million and $85.3 million for the three and nine month periods ended September 30, 2013 compared to the same periods of 2012, respectively; however, at a lower yield than 2012.  Our previously discussed loan pipeline and continued emphasis on commercial loan growth has translated into increased loans during 2013.  Loans generally have notably higher yields compared to interest-bearing bank deposits and securities, leading to a positive effect on net interest margin.

Our average interest-bearing bank deposits decreased $89.6 million and $56.9 million for the three and nine month periods ended September 30, 2013 compared to the same periods of 2012, respectively.  Average securities balances decreased by $61.3 million for the three month period and increased $15.7 million for the nine month period ended September 30, 2013 compared to the same periods of 2012, respectively.

Average interest-bearing liability balances decreased $14.2 million for the three month period ended September 30, 2013 as compared to the same period of 2012.  Average interest-bearing liability balances increased $22.3 million for the nine month period ended September 30, 2013 as compared to the same period of 2012.  Core deposits are an important low cost source of funding and maintaining adequate levels has allowed the Company to reduce more expensive non-core funding.

Interest income, on a tax-equivalent basis, decreased $1.8 million and $6.5 million for the three and nine month periods ended September 30, 2013 as compared to the same periods of 2012, respectively. The interest income decline related to lower yields earned on assets in a low interest rate environment.  Interest expense decreased $1.5 million and $5.1 million for the three and nine month periods ended September 30, 2013 as compared to the same periods of 2012, respectively.  The interest expense declines were primarily a result of decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remains low.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.20% for the three month period ended September 30, 2013 from 3.25% for the same period in 2012 and decreased to 3.16% for the nine month period ended September 30, 2013 from 3.26% for the same period in 2012.

Quarterly net interest margins for 2013 and 2012 are as follows:

	2013	2012
First Quarter	3.10%	3.31%
Second Quarter	3.17%	3.21%
Third Quarter	3.20%	3.25%
Fourth Quarter	—	3.20%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.14% for the three month period ended September 30, 2013 and 2012 and was 3.09% for the nine month period ended September 30, 2013 compared to 3.13% for the same period in 2012.

Since the first quarter of 2013, net interest margin has improved and the Company is encouraged by a growing loan-to-deposit ratio.  The 2013 improvement is due to the development of a stronger asset mix from increased loan balances, while we actively continued to bring down interest expense and optimize funding costs.  We have limited ability to improve margin through funding rate decreases due to the historically low interest rate environment.  We believe further improvements in margin will be achieved through continued deployment of our liquid funds at higher yields as we expect to redeploy cash and securities into our loan portfolio at improved yields.

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

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
Trust fees	$4,035	$3,960	1.9%	$13,956	$13,245	5.4%
Commissions and brokers’ fees, net	710	508	39.8%	1,819	1,578	15.3%
Remittance processing	2,105	2,068	1.8%	6,288	6,346	(0.9)%
Service charges on deposit accounts	3,126	2,962	5.5%	8,876	8,646	2.7%
Other service charges and fees	1,486	1,422	4.5%	4,452	4,246	4.9%
Gain on sales of loans	2,684	3,255	(17.5)%	8,944	8,924	0.2%
Security gains, net	82	511	(84.0)%	82	575	(85.7)%
Other	1,402	903	55.3%	3,637	5,679	(36.0)%
Total other income	$15,630	$15,589	0.3%	$48,054	$49,239	(2.4)%

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012.  The increase was led by organic growth, which increased assets under care (“AUC”), and positive market trends.  AUC averaged $4.5 billion as of September 30, 2013 compared to $4.0 billion at September 30, 2012.  Continued growth in new AUC driven by our wealth management teams during 2013 suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue increased for the three month period ended September 30, 2013 as compared to the same period in 2012 and decreased slightly for the nine month period ended September 30, 2013 as compared to the same period of 2012.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and beyond.

Overall, service charges on deposit accounts combined with other service charges and fees increased for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012.  Evolving regulation and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three month period ended September 30, 2013 as compared to the same period in 2012. Refinance activity declined starting in the second quarter of 2013 relative to the 2012 period due to increased market interest rates; although, with generally robust production activity for the first six months of 2013, gain on sales of loans increased slightly for the nine month period ended September 30, 2013 as compared to the same period in 2012.  While we expect total production volume to decrease during the remainder of 2013 due to increased interest rates, these fee revenues will continue to provide a good balance to our revenue stream and represent a valued service to our clients and communities to refinance and purchase homes.

Security gains, net decreased for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012.  Approximately $35 million of U.S. Treasuries were sold in September 2012 to offset a portion of the costs of the core processing conversion which was completed during that same period.  Please see “Note 3 — Securities” in the Notes to Unaudited Consolidated Financial Statements for a full discussion of securities.

Other income increased for the three month period ended September 30, 2013 as compared to the same period in 2012, primarily due to a fixed asset loss in 2012 compared to a gain in 2013. Other income decreased for the nine month period ended September 30, 2013 as compared to the same period in 2012.  The nine month decrease was primarily due to the income fluctuation in the Company’s private equity investment funds. The 2012 gain related to income earned from an investment in a local, community-focused fund.  The gain was non-recurring; therefore, the Company did and does not expect other income to show significant increases in future periods.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$13,001	$13,707	(5.2)%	$39,342	$38,996	1.0%
Employee benefits	2,580	2,773	(7.0)%	8,754	8,791	(0.4)%
Total compensation expense	$15,581	$16,480	(5.5)%	$48,096	$47,757	0.7%

Net occupancy expense of premises	2,055	2,237	(8.1)%	6,340	6,598	(3.9)%
Furniture and equipment expenses	1,211	1,276	(5.1)%	3,687	3,858	(4.4)%
Data processing	2,606	3,568	(27.0)%	7,813	8,366	(6.6)%
Amortization of intangible assets	783	827	(5.3)%	2,349	2,481	(5.3)%
Regulatory expense	545	623	(12.5)%	1,808	1,869	(3.3)%
OREO expense	(207)	273	(175.8)%	394	788	(50.0)%
Other	4,784	5,110	(6.4)%	14,239	15,658	(9.1)%
Total other expense	$27,358	$30,394	(10.0)%	$84,726	$87,375	(3.0)%

Income taxes	$3,572	$2,331	53.2%	$10,583	$7,941	33.3%
Effective rate on income taxes	31.0%	32.2%		32.7%	31.3%

Efficiency ratio	64.23%	71.71%		66.00%	66.90%

Total compensation expense decreased for the three months ended September 30, 2013 as compared to the same period in 2012 but increased slightly for the nine month period ended September 30, 2013 as compared to the same period of 2012.  Full-time equivalent employees decreased to 857 at September 30, 2013 from 928 at September 30, 2012 and 948 at December 31, 2012.  During 2012, we engaged in a strategic investment in talent to build out targeted areas of our business to support growth initiatives.  We also committed to a careful examination of all areas of the Company, seeking sensible opportunities to reduce cost and enhance efficiency.  That evaluation resulted in personnel reductions and other cost containment efforts in early 2013 which contributed to a decrease in total compensation expense starting in the second quarter of 2013.  In addition, as disclosed in the proxy statement for the annual meeting of stockholders held on May 22, 2013, our senior management also proposed a reduction in the compensation of our named executive officers to the appropriate oversight committee of the board of directors.  The reduction was approved and became effective in April of 2013.  Senior management sought to emphasize their individual commitments to the discipline required to support efficiency initiatives and the future long-term success of the Company.

Combined occupancy expenses and furniture and equipment expenses decreased for the three and nine month periods ended September 30, 2013 as compared to the same period in 2012.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense decreased for the three and nine month periods ended September 30, 2013 as compared to the same period in 2012, largely due to a core system conversion in the third quarter of 2012.  We continue to enhance measures for data safety and risk containment, while supporting the developing product needs of our customers including online banking and mobile capabilities.

Amortization of intangible assets expense decreased as we are now in the sixth year of amortization arising from our merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  We anticipate that our regulatory expenses will remain at current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three and nine months ended September 30, 2013 as compared to the same period in 2012.  This expense fluctuates based on the management of commercial properties and the operating activity associated with the properties that we hold throughout the year.

Other expense decreased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily as a result of a widespread reduction in expenses due to an enhanced emphasis on cost control.

The effective rate on income taxes, or income taxes divided by income before taxes, of 31.0% and 32.7% for the three and nine months ended September 30, 2013, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, excluding the effects of security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 64.23% for the three month period ended September 30, 2013 improved from 71.71% in the comparable period in 2012.  The efficiency ratio for the first nine months of 2013 was 66.00%, as compared to 66.90% for the same period of 2012.  Efficiency ratios have been influenced throughout the past two years by a number of events, such as our 2012 core conversion and branch closures.  The process of examining appropriate avenues to improve efficiency is expected to continue as a focus in future periods.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2013	December 31, 2012	% Change
	(dollars in thousands)
Assets
Securities available for sale	$907,422	$1,001,497	(9.4)%
Securities held to maturity	838	—	100.0%
Loans, net, including loans held for sale	2,202,641	2,025,098	8.8%

Total assets	$3,532,024	$3,618,056	(2.4)%

Liabilities
Deposits:
Noninterest-bearing	$543,746	$611,043	(11.0)%
Interest-bearing	2,336,106	2,369,249	(1.4)%
Total deposits	$2,879,852	$2,980,292	(3.4)%

Securities sold under agreements to repurchase	$156,510	$139,024	12.6%
Long-term debt	—	7,000	(100.0)%

Total liabilities	$3,117,645	$3,209,259	(2.9)%

Stockholders’ equity	$414,379	$408,797	1.4%

First Busey’s balance sheet at September 30, 2013 decreased as compared with its balance sheet at December 31, 2012.

Securities available for sale decreased by $94.1 million, or 9.4%, at September 30, 2013 compared to December 31, 2012, while net loans, including loans held for sale, increased by $177.5 million, or 8.8% during the same period, as the Company’s strategic investment and continued emphasis on loan growth took shape in the second and third quarters of 2013.  In addition to overall loan growth, the Company experienced loan growth in the highest credit grades, while the volume of the lowest credit grades decreased.

Liabilities decreased by $91.6 million, or 2.9%, at September 30, 2013 compared to December 31, 2012.  Total deposits decreased $100.4 million, or 3.4%, at September 30, 2013 compared to December 31, 2012 due to seasonality and typical balance fluctuations in large commercial deposits.  Securities sold under agreements to repurchase increased $17.5 million, or 12.6%, due to changing customer preferences and fluctuations in balances,  while long-term debt decreased $7.0 million, at September 30, 2013 compared to December 31, 2012 due to payment at maturity.  We remain strongly core deposit funded at 76.6% of total assets — with ample liquidity and significant market share in the communities we serve.

Stockholders’ equity increased to $414.4 million at September 30, 2013 as compared to $408.8 million at December 31, 2012.  This increase was the result of earnings during the first nine months of 2013, partially offset by dividends paid in the second and third quarter and decreases in the market value of our securities portfolio.  No dividends on common stock were paid in the first quarter, as the Company had accelerated its 2013 first quarter dividend of $0.04 per common share into the fourth quarter of 2012 due to uncertainty surrounding U.S. tax policy and our desire to maximize stockholder value and return while potentially reducing stockholder dividend income tax burden.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	September 30, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$511,567	$21,544	$26,444	$559,555
Commercial real estate	808,708	170,205	86,067	1,064,980
Real estate construction	56,590	11,828	2,630	71,048
Retail real estate	429,497	104,100	11,618	545,215
Retail other	9,195	514	98	9,807
Total	$1,815,557	$308,191	$126,857	$2,250,605

Less held for sale(1)				17,500
				$2,233,105

Less allowance for loan losses				47,964
Net loans				$2,185,141

(1) Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

We are encouraged by the positive momentum occurring in our loan portfolio.  The total loan portfolio as of September 30, 2013 increased $177.5 million from December 31, 2012; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $194.7 million from December 31, 2012.  The September 30, 2013 retail real estate portfolio decreased slightly from December 31, 2012, mainly due to a decrease in loans held for sale. In the second quarter of 2013, the Company purchased $25.4 million in performing home equity lines of credit at a floating rate to support an optimal mix of earning asset growth, which helped offset the decrease in loans held for sale.  Achieving meaningful organic growth has been a significant focus for us and our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators as discussed further below.

Allowance for loan losses

Our allowance for loan losses was $48.0 million, or 2.1% of loans, at September 30, 2013, compared to $48.0 million, or 2.3% of loans, at December 31, 2012.

Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.

As of September 30, 2013, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

Our provision for loan losses was $2.0 million during the third quarter of 2013 compared to $3.5 million in the same period of 2012.  Our provision for loan losses was $6.0 million during the first nine months of 2013 compared to $13.0 million in the same period of 2012. The relative provision expenses during 2013 and 2012 were reflective of management’s assessment of the lower level of risk in the portfolio in 2013.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands)
Non-accrual loans	$18,489	$20,274	$23,001	$25,104
Loans 90+ days past due and still accruing	199	771	204	256
Total non-performing loans	$18,688	$21,045	$23,205	$25,360

OREO	$2,156	$2,617	$2,632	$3,450

Total non-performing assets	$20,844	$23,662	$25,837	$28,810

Allowance for loan losses	$47,964	$48,491	$47,773	$48,012

Allowance for loan losses to loans	2.1%	2.3%	2.3%	2.3%
Allowance for loan losses to non-performing loans	256.7%	230.4%	205.9%	189.3%
Non-performing loans to loans, before allowance for loan losses	0.8%	1.0%	1.1%	1.2%
Non-performing loans and OREO to loans, before allowance for loan losses	0.9%	1.1%	1.3%	1.4%

We continue to drive positive trends across a range of credit indicators and expect to see further improvements in non-performing assets in the future, but at a more moderate pace of change than in recent years as the economic recovery process matures.  Total non-performing assets were $20.8 million at September 30, 2013, compared to $28.8 million at December 31, 2012.

As of September 30, 2013, the Bank had charged-off $7.5 million of principal balance on loans that were on non-accrual status at September 30, 2013.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $7.5 million in loans, our non-accrual loans would have been that amount greater than the $18.5 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $53.1 million at September 30, 2013 were less than the $58.1 million reported at December 31, 2012.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not believe the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2013, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of September 30, 2013, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

Based upon the level of investment securities that reprice within 30 days and 90 days, as of September 30, 2013, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2013, the Company had outstanding standby letters of credit of $10.0 million and commitments to extend credit of $560.2 million.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business.

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of September 30, 2013, that the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2013:

Total Capital (to Risk Weighted Assets)
Consolidated	$442,590	18,19%	$194,619	8.00%	$243,274	10.00%
Busey Bank	$387,647	16.04%	$193,348	8.00%	$241,685	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$410,994	16,89%	$97,310	4.00%	$145,965	6.00%
Busey Bank	$356,247	14.74%	$96,674	4.00%	$145,011	6.00%

Tier I Capital (to Average Assets)
Consolidated	$410,994	11.98%	$137,202	4.00%	N/A	N/A
Busey Bank	$356,247	10.56%	$134,955	4.00%	$168,694	5.00%

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $0.8 million securities classified as held to maturity at September 30, 2013.  First Busey had no securities classified as trading at September 30, 2013. Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of September 30, 2013, First Busey had $907.4 million securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by senior management of Busey Bank and the Company.  The analysis includes a review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, certain impaired loans, and loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of September 30, 2013, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at September 30, 2013 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of September 30, 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2013	NA	NA	NA	NA	(4.41)%	(8.64)%	(13.18)%	(18.04)%

December 31, 2012	NA	NA	NA	NA	(2.64)%	(5.48)%	(9.15)%	(13.22)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey was within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes was based on numerous assumptions and should not be relied upon as indicative of actual results.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of September 30, 2013, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2013, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2013.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of September 30, 2013, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

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

101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  November 7, 2013