Form 10-K
period 2013-12-31
FIRST BUSEY CORP /NV/
filed 2014-03-11
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

100 W. University Avenue

Champaign, Illinois  61820

(Address of principal executive offices)  (Zip code)

Registrant’s telephone number, including area code   (217) 365-4544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.001 par value)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $349.0 million, determined using a per share closing price for the registrant’s common stock on that date of $4.50, as quoted on The Nasdaq Global Select Market.

As of March 11, 2014, there were 86,811,171 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders of First Busey Corporation to be held May 21, 2014, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $3.5 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at multiple locations in Illinois, Florida, Indiana and Missouri.  First Busey has one wholly-owned bank subsidiary, Busey Bank (the “Bank”), which has locations in Illinois, Indiana and Florida.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Business of First Busey

First Busey conducts the business of banking and related services through the Bank, asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and Trevett Capital Partners (“Trevett”) and retail payment processing through FirsTech, Inc. (“FirsTech”).

The Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  The Bank has twenty-eight locations in Illinois, seven in southwest Florida and one in Indianapolis, Indiana.

The Bank offers a full range of diversified financial products and services for consumers and businesses, including innovative online and mobile banking capabilities to conveniently serve our customers’ needs.  Services include commercial, agricultural and real estate loans, and retail banking services, including home equity lines of credit, residential real estate and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, IRA, Keogh and other fiduciary services through our branch, ATM and technology-based networks.

The Bank’s principal sources of income are interest and fees on loans and investments and service fees.  Its principal expenses are interest paid on deposits and general operating expenses.  The Bank’s primary markets are downstate Illinois, southwest Florida, and central Indiana.

The Bank’s loan portfolio is comprised primarily of commercial, commercial real estate, residential real estate, and consumer loans.  As of December 31, 2013, real estate mortgage loans (including commercial and residential real estate) made up approximately 70.9% of the Bank’s loan portfolio, construction lending comprised approximately 3.4%, commercial loans comprised approximately 25.3%, and consumer installments and other loans comprised approximately 0.4%.

Trevett, operating as a division of the Bank, is a private wealth management boutique created to serve clientele in southwest Florida through a highly tenured team of sophisticated wealth management professionals.  Trevett builds upon our established presence in Florida and the broad capabilities of our existing Wealth Management operation to provide concierge service and tailored solutions for the accumulation and preservation of capital and generational legacies.

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2013, Busey Trust Company had $5.0 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.  Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 3,100 agent locations in 38 states as of December 31, 2013.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

See “Note 20 — Reportable Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

Our primary markets, which are in stable micro-urban communities of downstate Illinois, are distinct from the dense competitive landscapes of Chicago and the smaller rural populations of southern Illinois and they have strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas of the country, including our southwest Florida market.  While future economic conditions remain uncertain, we believe our markets have generally stabilized following a few years of economic downturn and, as a whole, continue to show signs of improvement.

Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 43,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is currently home to Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  During the fourth quarter of 2013, ADM announced its intent to move its corporate headquarters to Chicago, Illinois and designate Decatur, Illinois as its North American headquarters. Job relocations of 50 to 75 executives have been disclosed and we will continue to monitor the situation for customer impact.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

Severe storms, straight-line winds and tornadoes caused significant property damage in areas of Illinois on November 17, 2013.  Selected areas in Illinois were declared federal disaster areas on November 26, 2013.  The Company has a process in place to assist affected customers and the overall impacts to our business were minimal.

The largest portion of the Company’s customer base is within the State of Illinois, the financial condition of which is among the most troubled of any state in the United States with severe pension under-funding, recurring bill payment delays, and budget deficits. Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  The State of Illinois continues to be behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

Southwest Florida has shown continuing signs of improvement in areas such as unemployment and home sales since 2011.  In addition, median sales prices of homes in Florida continue to be on the rise.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions caused damage to that economy and, the recent improvement in certain economic indicators notwithstanding, we expect it will take southwest Florida a number of years to return to peak economic strength.  In 2013, Hertz Global Holdings, a Fortune 500 company, announced its intent to move headquarters from New Jersey to southwest Florida, building a new world headquarters in Lee County.  It is estimated that Hertz Global Holdings will spend $50.0 million to build the new headquarters and bring at least 700 jobs to the area.

Competition

The Bank competes actively with national and state banks, savings and loan associations and credit unions for deposits and loans mainly in downstate Illinois (primarily Champaign, Ford, Livingston, Macon, McLean, Peoria, and Shelby counties), southwest Florida (primarily Charlotte, Lee and Sarasota counties), and central Indiana (primarily Hamilton and Marion counties).  In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.  The Bank competes for real estate and other loans primarily on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Based on information obtained from FDIC Summary of Deposits dated June 30, 2013, First Busey ranked in the top ten in total deposits in seven Illinois counties: first in Champaign County; second in Ford County; eighth in Livingston County; second in Macon County; fifth in McLean County; ninth in Peoria County; and second in Shelby County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that it effectively competes with other banks, thrifts and financial institutions in the relevant market areas.

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

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the recently created Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of First Busey. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Busey and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Busey and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of First Busey and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of First Busey and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their businesses, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place currently and historically.

First Busey and Bank Required Capital Levels

Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, subject to certain restrictions. Because First Busey has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, a bank is subject to the following minimum capital standards:

•                  A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and

•                  A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other nonpermanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses.  Further, “risk-weighted assets” for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance-sheet exposures to which required risk weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well-capitalized,” a banking organization, under current federal regulations, must maintain:

•                  A leverage ratio of Tier 1 Capital to total assets of 5% or greater;

•                  A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater; and

•                  A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangible assets) in evaluating proposals for expansion or to engage in new activities.

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

Prompt Corrective Action

A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) the Bank was “well-capitalized,” as defined by FDIC regulations.  As of December 31, 2013, First Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords

The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for First Busey, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III

After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies.  The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions.   Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

•                  A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•                  An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•                  A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•                  A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.  The leverage ratio is not impacted by the conservation buffer.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects.  Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like First Busey and the Bank to opt out of including most elements of AOCI in regulatory capital.  This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. First Busey is currently evaluating whether it will make the opt-out election.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015.  However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

First Busey

General

First Busey, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, First Busey is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, First Busey is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where First Busey might not otherwise do so.  Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve.  First Busey is required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  First Busey has elected to be, and continues to operate as, a financial holding company.

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

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies

Events in the United States and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced a program that provided Tier 1 Capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institutions’ risk-weighted assets.  First Busey determined participation in the CPP to be in its best interests based upon the economic uncertainties of the deep recession, the benefits of holding additional capital and the relatively low cost of participation.

Pursuant to the CPP, on March 6, 2009, First Busey entered into a Letter Agreement with the Treasury, pursuant to which First Busey issued (i) 100,000 shares of CPP Preferred Stock, designated as the “Fixed Rate Cumulative Perpetual Preferred Stock, Series T” (the “Series T Preferred Stock”), and (ii) a warrant to purchase 1,147,666 shares of First Busey’s common stock, no par value, for an aggregate purchase price of $100 million in cash.  Since First Busey’s participation in the CPP, it has raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant has been reduced by 50% to 573,833.

Small Business Lending Fund and CPP Redemption

Under the Small Business Jobs Act of 2010, the Treasury established a Small Business Lending Fund (the “SBLF”), a $30 billion fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  First Busey applied for the SBLF program, was accepted, and on August 25, 2011, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which it issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72.7 million.  On the same date, First Busey redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock issued under the CPP, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption. First Busey remitted a cash payment to the Treasury in the amount of $27.3 million to cover the difference between the outstanding balance of the Series T Preferred Stock and the proceeds from the issuance of the Series C Preferred Stock.  As a result of its redemption of the Series T Preferred Stock, First Busey is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.

Dividend Payments

First Busey’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey is subject to the limitations of Nevada law, which allows First Busey to pay dividends unless, after such dividend, (i) First Busey would not be able to pay its debts as they become due in the usual course of business or (ii) First Busey’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

The terms of the Series C Preferred Stock issued in connection with the SBLF impose limits on First Busey’s ability to pay dividends on and repurchase shares of its common stock and other securities. In general, through December 31, 2013, First Busey was permitted to declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only, if after payment of such dividends or repurchase of such shares, First Busey’s Tier 1 Capital would remain at a level equal to at least 90% of the Signing Date Tier 1 Capital (defined as $307.7 million in the certificate of designations establishing the Series C Preferred Stock ), excluding any subsequent net charge-offs and any redemption of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”).  The Tier 1 Dividend Threshold is subject to reduction, beginning with the dividend period commencing on January 1, 2014, by 10% for each 1% increase in the Bank’s “Qualified Small Business Lending” (as defined in the Purchase Agreement) over the baseline level.

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

Corporate Governance

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

The Bank

General

The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the institution and normal quarterly payments resumed.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets, as required by the Dodd-Frank Act.

Supervisory Assessments

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2013, the Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments

Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.  The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.  As of December 31, 2013, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

State Bank Investments and Activities

The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements

The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance

The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio as of December 31, 2013, it did not exceed these guidelines at such time.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  Below are additional recent regulatory developments relating to consumer mortgage lending activities.  First Busey does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

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

The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

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

Servicing

On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property.  The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.  The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014.  Bank management is continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Foreclosure and Loan Modifications

Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. First Busey cannot predict whether any such legislation will be passed or the impact, if any, it would have on First Busey’s business.

Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule

In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHCA to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•                  The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•                  The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•                  The banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, First Busey does not currently anticipate that the Volcker Rule will have a material effect on the operations of First Busey or the Bank.  First Busey may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.  Until the application of the final rules is fully understood, the precise financial impact of the rule on First Busey, the Bank, their customers or the financial industry more generally, cannot be determined.

The Trust Company

Busey Wealth Management is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, Busey Wealth Management is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because Busey Wealth Management is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of Busey Wealth Management as the Federal Reserve deems necessary. Busey Wealth Management is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of Busey Wealth Management. Like Busey Bank, Busey Wealth Management is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2013, totaled $0.1 million.

Employees

As of December 31, 2013, First Busey and its subsidiaries had a total of 849 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 55, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of the Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Robin N. Elliott.  Mr. Elliott, age 37, was appointed Chief Financial Officer of First Busey effective on January 1, 2014.  Mr. Elliott had previously served as Director of the Business Banking Group of the Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Barbara J. Harrington.  Mrs. Harrington, age 54, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of the Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Howard F. Mooney II.  Mr. Mooney, age 49, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust, Inc.

Robert F. Plecki, Jr.  Mr. Plecki, age 53, has served as Executive Vice President and Chief Operating Officer of First Busey since October 2012 and continued to serve as Chief Credit Officer of First Busey since March 2010.  Mr. Plecki has also served as President & Chief Executive Officer of Busey Wealth Management since October 2013.  Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 58, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Christopher M. Shroyer.  Mr. Shroyer, age 48, has served as President and Chief Executive Officer of the Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

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

Special Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and estimates and describe our future plans, strategies and expectations, can generally be identified by the use of the words ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘goal,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘target,’’ ‘‘aim’’ and similar expressions. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, our business and growth strategies and any other statements that are not historical facts.

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

•                  changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the recently adopted Basel III Rule);

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

•                  the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards;

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

General economic or business conditions could have an adverse effect on our business, financial condition and results of operations.

Our business activities and earnings are affected by general business and economic conditions in the United States and, particularly, in the states in which we operate. These conditions include legislative and regulatory changes, short-term and long-term interest rates, inflation, employment rates, real estate values and sales prices and changes in government monetary and fiscal policies, all of which are beyond our control.

Although it has recently shown continued signs of improvement, since the financial crisis beginning in late 2007, the U.S. economy has generally experienced challenging economic conditions.  If current economic conditions do not continue to improve, or even if they do, our business, growth and profitability may suffer. To the extent that our business customers’ underlying businesses are harmed as a result of the general economic environment, our customers are more likely to default on their loans, which would adversely affect our financial condition and results of operations.

The Company’s performance depends significantly on the financial condition of and the economic conditions in the states in which it operates.

The largest portion of the Company’s customer base is within the State of Illinois, the financial condition of which is among the most troubled of any state in the United States with credit downgrade concerns, severe pension under-funding, recurring bill payment delays, and budget deficits.  State budget restructuring to improve its financial condition may have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.   Conversely, a continued lack of state budget restructuring to achieve budget balance and growing debt burden may also have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.

The Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  The State of Illinois continues to be behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas, which could in turn adversely affect our financial condition and results of operations.  In addition, adverse changes in agribusiness and capital goods exports could materially adversely affect our downstate Illinois markets, which are heavily reliant upon these industries.

Further, southwest Florida was particularly impacted by the downturn in economic conditions in recent years and real estate activity and values continue to be depressed relative to historical levels.  As a result, we experienced a deterioration of asset quality in the southwest Florida market relative to periods prior to 2007.  Another downturn in economic conditions, particularly within our primary market areas, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

Market volatility could have an adverse effect on us.

In certain periods in the past, the capital and credit markets have experienced heightened volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If the capital and credit markets experience these heightened levels of disruption and volatility again, we may experience material adverse effects on our customers’ and our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is available through brokered deposits, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

During periods of economic turmoil, the financial services industry and the credit markets generally may be materially and adversely affected by significant declines in asset values and depressed levels of liquidity.  These and other factors could negatively affect the Company’s ability to engage in routine funding and other transactions with other financial institutions, lead to market-wide liquidity problems, loss of depositor, creditor, and counterparty confidence which could lead to losses or defaults by us or by other institutions.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

Any decline in available funding and/or capital could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or meet deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2013 and 2012, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $17.4 million and $25.4 million, or 0.76% and 1.22% of our loan portfolio, respectively. At December 31, 2013 and 2012, our non-performing assets (which include non-performing loans plus other real estate owned and other repossessed assets) were $19.5 million and $28.8 million, or 0.55% and 0.80% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. While we pay interest expense to fund non-performing assets, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. We cannot guarantee that we will not experience increases in non-performing loans in the future, and our non-performing assets may result in further losses in the future.

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

Our allowance for loan losses at December 31, 2013 and 2012 was $47.6 million and $48.0 million, respectively. At December 31, 2013 and 2012, our allowance for loan losses as a percentage of total loans was 2.1% and 2.3%, respectively, and as a percentage of total non-performing loans was 274.0% and 189.3%, respectively.

Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot guarantee that we will not be required to record additional provisions for loan losses in the future, either due to management’s decision to do so or requirements by the regulators, to further supplement the allowance for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects.  Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

A significant portion of the loans in our portfolio is secured by real estate.

At December 31, 2013, approximately 79.0% of our loans were collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. Such changes especially affected our southwest Florida market in recent years during the financial crisis which began in late 2007.  Adverse changes in the economy affecting real estate values and liquidity generally, and in downstate Illinois and southwest Florida specifically, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $580.6 million, or approximately 25.3% of our total loan portfolio, as of December 31, 2013.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which we require whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 3.4% of our total loan portfolio at December 31, 2013, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

We are unable to predict or control fluctuations in market interest rates, which are affected by the economy as well as fiscal and monetary policies; however, competition for loans in the marketplace and the overall interest rate environment has kept current interest rates low relative to historical levels.  Interest rates paid on deposit products have declined significantly in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero.  We expect net interest margin compression in 2014 to continue to require our focus with interest rates at generational lows.

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

Our failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well-capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.  Furthermore, under FDIC rules, if the Bank ceases to meet the requirements to be considered a “well-capitalized” institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover deposits, particularly brokered deposits, may be restricted.  As of December 31, 2013 the Bank did not have any brokered deposits.

We face the risk of possible future goodwill impairment.

Because of a significant decline in our market capitalization during 2009, our goodwill related to our banking operations was determined to be fully impaired and we recorded an impairment charge of $208.2 million.  We performed a valuation analysis of our remaining goodwill, $20.7 million related to Busey Wealth Management and FirsTech, as of December 31, 2013, and the analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on no less than an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses in the periods that we recognize an impairment charge.

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

While we have established a full valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our U.S. federal or Illinois deferred tax assets as of December 31, 2013, as we believed that it was more likely than not that all of these assets would be realized. An important element in our analysis was that we do not believe we have had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an ownership change occurs. An ownership change generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “5% stockholders” increases by more than 50 percentage points over the aggregate of such stockholders’ lowest percentage ownership during the testing period, which is generally the three-year period ending on the transaction date. Upon an ownership change, a corporation generally is subject to an annual limitation on its utilization of pre-ownership change losses, including certain recognized built-in losses, equal to the value of the stock of the corporation immediately before the ownership change (subject to certain adjustments), multiplied by the long-term tax-exempt rate. A number of special rules apply to calculating this annual limit. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

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

Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. As of December 31, 2013, our net deferred tax assets reflected on our balance sheet were approximately $35.6 million. If an ownership change were to occur, it is possible that we could permanently lose the ability to realize a portion of this asset, resulting in reduction to our total stockholders’ equity. This could also decrease the Bank’s regulatory capital.

We have significant deferred tax assets and cannot assure it will be fully realized.

We had net deferred tax assets of $35.6 million as of December 31, 2013. Other than a valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our net deferred tax assets as of December 31, 2013, as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. This process required significant judgment by management about matters that are by their nature uncertain.

If future events differ significantly from our current forecasts, we may need to establish a valuation allowance against our net deferred tax assets, which would have a material adverse effect on our results of operations and financial condition. In addition, a significant portion of the net deferred tax assets relates to a tax-effected $23.4 million net operating loss carryforward as of December 31, 2013, the utilization of which may be further limited in the event of certain material changes in our ownership.

Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008—2009 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which will increase both the amount and quality of capital that financial institutions must hold.

The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and establishes the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.

The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and the Basel III Rule, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

• To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue capital stock to the sellers in an acquisition or to third-parties to raise capital, which could dilute the interests of our existing stockholders.

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

Our wealth management business may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under care. Our management contracts generally provide for fees payable for wealth management services based on the market value of assets under care. Because most of our contracts provide for a fee based on market values of securities, declines in securities prices will have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our customers’ wealth management accounts, could also result in the loss of wealth management customers, including those who are also banking customers.

We face strong competition from financial services companies and other companies that offer banking and wealth management services, which could harm our business.

We currently conduct our banking operations primarily in downstate Illinois and southwest Florida. In addition, we currently offer fiduciary and wealth management services through Trevett Capital Partners and Busey Wealth Management, which accounts for an important portion of our noninterest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas.  Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and wealth management customers, we may be unable to grow our loan and deposit portfolios and our commissions and brokers’ fees, and our business, results of operations and financial condition may be adversely affected.

We are subject to risks related to our use of technology.

Communications and information systems are essential to conduct our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans.  However, the computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses and other disruptive problems caused by hackers.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as those of our customers engaging in internet banking activities.

In addition, we outsource certain processing functions to third-party providers.  If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected and our business operations could be adversely impacted.  Threats to security also exist in the processing of customer information through various other third-parties, their personnel, and their use of subcontractors.  Furthermore, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.

Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to prevent such occurrences, cyber-security risks are a constant threat, both for us and for the third-parties we work with.  Therefore, we cannot guarantee that these measures will be successful.  Any interruption in, or breach in security of, our computer systems and network infrastructure, as well as those of our customers engaging in internet banking activities, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Moreover, the delivery of financial products and services has become increasingly technology-driven.  Our ability to meet the needs of our customers competitively, and in a cost-effective manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available.  Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services.  The ability to keep pace with technological change is important and the failure to do so on our part could have an adverse impact on our business.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees and customers could include hiding unauthorized activities from us, improper or unauthorized activities or improper use of confidential information. It is not always possible to prevent errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We also face fraud risk associated with the origination of loans, including the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by customers or by third-parties.  Customers may expose us to certain fraud risks associated with the compromise of their computing systems.  Furthermore, we are subject to fraud risk resulting from data security breaches at merchants, payment processors, and other third-parties involved in handling consumer payment and personal information.

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, customer or employee fraud and other fraudulent transactions which might impact our business. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2013, the fair value of our securities available for sale was approximately $841.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2013, we had $273.0 million of municipal securities, which represented 32.4% of our total securities portfolio. In recent years, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade or a default by an issuer could adversely affect our liquidity, financial condition and results of operations.

A downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011.  On October 15, 2013 Fitch ratings placed the sovereign debt of the United States of America on “rating watch negative,” indicating it may lower its credit rating in the future. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.  Many of our investment securities are issued by U.S. government sponsored entities.

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

Our business may be adversely impacted by acts of war or terrorism.

Geopolitical conditions could affect our earnings.  Acts or threats of terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions, including inflation.  Such events could affect the ability of our borrowers to repay their loans or could impair the value and liquidity of the collateral securing our loans.  In addition, such events could affect the ability of our depositors to maintain their deposits.  Although we have established disaster recovery plans and procedures in the event of significant property damage to our own operations or that of our vendors, the occurrence of any such event could have a material adverse effect on our business that, in turn, could effect on our growth, financial condition, and results of operations.

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

We are subject to changes in accounting principles, policies or guidelines.

Our financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

First Busey’s headquarters are located at 100 West University Avenue, Champaign, Illinois. The Busey Bank and Busey Wealth Management headquarters are also located at 100 West University Avenue, Champaign, Illinois.  FirsTech’s headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. The Company also owns or leases other facilities, such as branches of Busey Bank,  within its primary market areas of downstate Illinois, Indianapolis, Indiana and southwest Florida.

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

There is no material pending litigation, other than ordinary routine litigation incidental to its business, in which First Busey or any of its subsidiaries is involved or of which any of their property is the subject.  Furthermore, there is no pending legal proceeding that is adverse to First Busey in which any director, officer or affiliate of First Busey, or any associate of any such director or officer, is a party, or has a material interest.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sales price for First Busey common stock as reported on The Nasdaq Global Select Market.

	2013		2012
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$4.88	$4.23	$5.30	$4.56
Second Quarter	$4.62	$4.16	$5.10	$4.42
Third Quarter	$5.33	$4.50	$5.00	$4.51
Fourth Quarter	$6.10	$4.95	$4.97	$4.09

During 2013 and 2012, First Busey declared cash dividends per share of common stock as follows:

	2013	2012
January	$—	$.04
April	$.04	$.04
July	$.04	$.04
October	$.04	$.04
December	$—	$.08

In December 2012, the Company declared a quarterly cash dividend of $0.04 per share on the Company’s common stock and an additional cash dividend of $0.04 per share.  The quarterly dividend was intended by the board of directors to be an acceleration of the regular quarterly dividend the Company otherwise would have declared in January 2013.  The acceleration was due to uncertainty surrounding U.S. tax policy and our desire to maximize stockholder value and return while potentially reducing stockholder dividend income tax burden.  The Company’s board of directors and management are currently committed to continuing to pay regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries.

As of March 11, 2014, First Busey Corporation had 86,811,171 shares of common stock outstanding held by 1,324 holders of record.

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the year ended December 31, 2013.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of one million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or until action by the board of directors to discontinue the plan.  The plan has not been discontinued to date, and as of December 31, 2013, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite and the SNL Midwest Bank Index for the five years ended December 31, 2013.

First Busey Corporation
Stock Price Performance

Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Busey Corporation	$100.00	$22.39	$28.04	$30.80	$30.09	$38.49
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Midwest Bank Index	100.00	84.75	105.24	99.40	119.64	163.80

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data as of year-end and for each of the five years in the period ended December 31, 2013, have been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$841,310	$1,001,497	$831,749	$599,459	$569,640
Gross loans, including loans held for sale	2,295,300	2,073,110	2,051,344	2,368,777	2,792,823
Allowance for loan losses	47,567	48,012	58,506	76,038	100,179
Total assets	3,539,575	3,618,056	3,402,122	3,605,003	3,814,852
Tangible assets(1)	3,509,318	3,584,667	3,365,418	3,564,761	3,770,522
Total deposits	2,869,138	2,980,292	2,763,454	2,916,366	3,171,080
Short-term debt(2)	172,348	139,024	127,867	138,982	142,325
Long-term debt	—	7,000	19,417	43,159	82,076
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	55,000
Stockholders’ equity	415,364	408,797	409,267	420,505	328,128
Common stockholders’ equity	342,700	336,133	336,603	288,643	228,128
Tangible common stockholders’ equity(3)	316,351	307,976	306,495	256,174	193,077
Results of Operations
Interest and dividend income	$108,696	$116,916	$132,819	$156,183	$184,510
Interest expense	8,631	14,770	22,426	39,032	70,109
Net interest income	100,065	102,146	110,393	117,151	114,401
Provision for loan losses	7,500	16,500	20,000	42,000	251,500
Net income (loss)(4)	25,093	18,724	24,531	18,060	(327,880)
Per Share Data
Diluted earnings (loss)	$0.29	$0.22	$0.29	$0.27	$(7.85)
Cash dividends	0.12	0.24	0.16	0.16	0.40
Book value(5)	3.95	3.88	3.89	3.65	3.45
Tangible book value(6)	3.60	3.49	3.46	3.14	2.78
Closing stock price	5.80	4.65	5.00	4.70	3.89
Other Information
Return on average assets	0.71%	0.53%	0.71%	0.49%	(7.75)%
Return on average common equity	7.39%	5.49%	7.66%	7.75%	(86.96)%
Net interest margin(7)	3.15%	3.24%	3.52%	3.58%	3.05%
Equity to assets ratio(8)	9.61%	9.74%	9.22%	6.39%	8.92%
Dividend payout ratio(9)	41.38%	109.09%	55.26%	58.79%	N/A

(1)  Total assets less goodwill and intangible assets.

(2)  Includes federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.

(3)  Common equity less tax effected goodwill and intangible assets.

(4)  Available to common stockholders.

(5)  Total common equity divided by shares outstanding as of period end.

(6)  Total common equity less goodwill and intangible assets divided by shares outstanding as of period end.

(7)  Tax-equivalent net interest income divided by average earning assets.

(8)  Average common equity divided by average total assets.

(9)  Ratio calculated using only common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2013 and 2012 and results of operations for the years ended December 31, 2013, 2012, and 2011 of First Busey and subsidiaries.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $0.8 million securities classified as held to maturity at December 31, 2013 and none at December 31, 2012.  First Busey had no securities classified as trading at December 31, 2013 or 2012.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  First Busey had $841.3 million and $1.0 billion securities classified as available for sale at December 31, 2013 and 2012, respectively.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by senior management of the Company and the Bank.  The analysis includes a review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, certain impaired loans, and loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, management generally calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment.  The amount of impairment and any subsequent changes are recorded through a charge to the provision for loan losses.  For collateral dependent loans, First Busey has determined the required allowance on these loans based upon the estimated fair value, net of selling costs, of the respective collateral.  The required allowance or actual losses on these impaired loans could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimates used by First Busey in estimating such potential losses.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2013, although there is no guarantee that those assets will be recognizable in future periods.

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

Executive Summary

Operating Results

	Year Ended December 31:
	2013	2012
Net income:
Consolidated	$28,726	$22,357
Busey Bank	25,416	19,162
FirsTech	1,000	935
Busey Wealth Management	4,242	3,363
Consolidated earnings per share, fully-diluted	$0.29	$0.22

Operating Performance

First Busey Corporation’s net income for the year ended December 31, 2013 was $28.7 million and net income available to common stockholders was $25.1 million, or $0.29 per fully-diluted common share, compared to net income of $22.4 million and net income available to common stockholders of $18.7 million, or $0.22 per fully-diluted common share, for the year ended December 31, 2012.  Net income growth relative to the prior year was driven by positive trends in credit quality, which reduced our provision for loan loss in 2013 to levels approximating historical Company norms prior to the economic downturn beginning in late 2007.  Provision for loan loss decreased to $7.5 million for the year ended December 31, 2013 compared to $16.5 million for the year ended December 31, 2012.

Significant operating performance items were:

•                  Net interest income for the year ended December 31, 2013 was $100.1 million compared to $102.1 million for the same period of 2012.

•                  Net interest margin for the year ended December 31, 2013 decreased to 3.15% compared to 3.24% for the same period of 2012. Average loan balances for the year ended December 31, 2013 increased compared to the year ended December 31, 2012, while a highly competitive loan environment and prolonged period of low interest rates continued to put downward pressure on yields.

•                  The efficiency ratio for the year ended December 31, 2013 was 66.39%, as compared to 68.54% for the same period of 2012. Efficiency ratios have been influenced throughout the past two years by a number of events (such as the core conversion, branch closures and restructuring costs which are discussed in more detail in the Other Expense section below).

•                  FirsTech’s net income for the year ended December 31, 2013 was $1.0 million as compared to $0.9 million for the year ended December 31, 2012.  FirsTech offers sophisticated payment processing capabilities and adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients.

•                  Busey Wealth Management’s net income for the year ended December 31, 2013 was $4.2 million as compared to $3.4 million for the year ended December 31, 2012.  Net inflows to assets under care accompanied by positive market valuations favorably impacted year-over-year results.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong.  As of December 31, 2013, we significantly improved asset quality measures from prior periods and expect these levels to generally stabilize in 2014; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

•                  Non-performing loans decreased to $17.4 million at December 31, 2013 from $25.4 million at December 31, 2012.

•                  Illinois/Indiana non-performing loans decreased to $13.6 million at December 31, 2013 from $17.8 million at December 31, 2012.

•                  Florida non-performing loans decreased to $3.8 million at December 31, 2013 from $7.6 million at December 31, 2012.

•                  Loans 30-89 days past due increased to $6.1 million at December 31, 2013 from $2.3 million at December 31, 2012, primarily as a result of one large commercial credit which the Company is actively working to resolve.

•                  Other non-performing assets, primarily consisting of other real estate owned, decreased to $2.1 million at December 31, 2013 from $3.5 million at December 31, 2012.

•                  The ratio of non-performing assets to total loans plus other non-performing assets at December 31, 2013 decreased to 0.85% from 1.39% at December 31, 2012.

•                  The allowance for loan losses to non-performing loans ratio increased to 274.02% at December 31, 2013 from 189.32% at December 31, 2012.

•                  The allowance for loan losses to total loans ratio decreased to 2.07% at December 31, 2013 from 2.32% at December 31, 2012.

•                  Net charge-offs of $7.9 million recorded for the year ended December 31, 2013 were lower than the $27.0 million recorded for the year ended December 31, 2012.

•                  Provision expense of $7.5 million for the year ended December 31, 2013 decreased from the $16.5 million recorded for the year ended December 31, 2012.

Overview and Strategy

We believe our emphasis on maximizing stockholder value was evidenced in 2013 by the upward momentum in earnings per share on a full year basis.  We are pleased with the positive traction in earnings and loan growth during the year, powered by the strategic investments of prior periods and the outstanding commitment of our talented associates.  We move ahead from a stronger base that enhances further growth opportunities through organic and external channels, and serves as a solid foundation for continued success going forward.

The year was highlighted by meaningful progress in commercial loan growth which steadied net interest income and allowed us to attain certain targets under the SBLF program.  Our success in growing loans was well-balanced across our footprint, as we serviced the funding needs of local businesses which support our communities.  Moreover, as our loan portfolio expanded, our credit metrics continued to strengthen and provision expenses declined considerably.

Major sources of recurring non-interest income increased from the prior year including trust fees, commissions and brokers’ fees, and fees for customer services.  Non-interest expenses declined, as we actively managed our resources to higher productivity while remaining fully committed to premier customer service.  In 2014 we will continue to monitor our investments and revenue growth with the greatest of care as we strive to deliver optimal value to our shareholders.  We take pride in our past and look confidently towards our future.

Results of Operation — Three Years Ended December 31, 2013

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$194,508	$483	0.25%	$263,017	$666	0.25%	$282,634	$722	0.26%
Investment securities:
U.S. Government obligations	420,049	5,644	1.34%	447,720	7,776	1.74%	387,137	9,173	2.37%
Obligations of states and political subdivisions(1)	287,928	7,699	2.67%	222,931	6,735	3.02%	107,746	4,363	4.05%
Other securities	225,236	4,733	2.10%	273,099	5,104	1.87%	236,031	5,297	2.24%
Loans(1), (2), (3)	2,126,536	92,498	4.35%	2,014,797	98,963	4.91%	2,173,408	115,157	5.30%
Total interest-earning assets(1)	$3,254,257	$111,057	3.41%	$3,221,564	$119,244	3.70%	$3,186,956	$134,712	4.23%

Cash and due from banks	92,390			77,482			76,651
Premises and equipment	68,974			70,748			71,446
Allowance for loan losses	(48,239)			(52,243)			(71,031)
Other assets	163,866			186,125			209,389
Total assets	$3,531,248			$3,503,676			$3,473,411

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$49,049	$30	0.06%	$42,532	$66	0.16%	$39,900	$91	0.23%
Savings deposits	207,185	57	0.03%	196,592	223	0.11%	188,539	318	0.17%
Money market deposits	1,474,222	1,779	0.12%	1,366,068	2,952	0.22%	1,236,225	3,858	0.31%
Time deposits	633,534	5,233	0.83%	741,038	9,255	1.25%	877,011	14,393	1.64%
Short-term borrowings:
Repurchase agreements	137,777	186	0.14%	132,150	279	0.21%	127,095	367	0.29%
Other	—	15	—%	—	35	—%	—	38	—%
Long-term debt	2,290	125	5.46%	13,531	648	4.79%	29,024	1,442	4.97%
Junior subordinated debt issued to unconsolidated trusts	55,000	1,206	2.19%	55,000	1,312	2.39%	55,000	1,919	3.49%
Total interest-bearing liabilities	$2,559,057	$8,631	0.34%	$2,546,911	$14,770	0.58%	$2,552,794	$22,426	0.88%

Net interest spread(1)			3.07%			3.12%			3.35%

Noninterest- bearing deposits	531,744			515,934			472,516
Other liabilities	28,356			26,982			29,228
Stockholders’ equity	412,091			413,849			418,873
Total liabilities and stockholders’ equity	$3,531,248			$3,503,676			$3,473,411

Interest income/earning assets(1)	$3,254,257	$111,057	3.41%	$3,221,564	$119,244	3.70%	$3,186,956	$134,712	4.23%
Interest expense/earning assets	$3,254,257	$8,631	0.26%	$3,221,564	$14,770	0.46%	$3,186,956	$22,426	0.71%
Net interest margin(1)		$102,426	3.15%		$104,474	3.24%		$112,286	3.52%

(1)          On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)          Non-accrual loans have been included in average loans, net of unearned discount.

(3)          Includes loan fee income of $2.8 million, $2.0 million and $1.4 million for 2013, 2012 and 2011, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2013, 2012, and 2011
	Year 2013 vs. 2012 Change due to(1)			Year 2012 vs. 2011 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(170)	$(13)	$(183)	$(50)	$(6)	$(56)
Investment securities:
U.S. Government obligations	(457)	(1,675)	(2,132)	1,294	(2,691)	(1,397)
Obligations of state and political subdivisions(2)	1,802	(838)	964	3,707	(1,335)	2,372
Other securities	(960)	589	(371)	765	(958)	(193)
Loans(2)	5,283	(11,748)	(6,465)	(8,097)	(8,097)	(16,194)
Change in interest income(2)	$5,498	$(13,685)	$(8,187)	$(2,381)	$(13,087)	$(15,468)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$9	$(45)	$(36)	$6	$(31)	$(25)
Savings deposits	11	(177)	(166)	13	(108)	(95)
Money market deposits	218	(1,391)	(1,173)	374	(1,280)	(906)
Time deposits	(1,206)	(2,816)	(4,022)	(2,022)	(3,116)	(5,138)
Repurchase agreements	11	(104)	(93)	14	(102)	(88)
Other short-term borrowings	—	(20)	(20)	—	(3)	(3)
Long-term debt	(603)	80	(523)	(744)	(50)	(794)
Junior subordinated debt owed to unconsolidated trusts	—	(106)	(106)	—	(607)	(607)
Change in interest expense	$(1,560)	$(4,579)	$(6,139)	$(2,359)	$(5,297)	$(7,656)
Increase (decrease) in net interest income(2)	$7,058	$(9,106)	$(2,048)	$(22)	$(7,790)	$(7,812)

Percentage decrease in net interest income over prior period			(2.0)%			(7.0)%

(1)         Changes due to both rate and volume have been allocated proportionally.

(2)         On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $32.7 million, or 1.0%, to $3.25 billion in 2013 as compared to $3.22 billion in 2012. Average earning assets increased $34.6 million, or 1.1%, to $3.22 billion in 2012 as compared to $3.19 billion in 2011.  In 2013, average loans increased compared to 2012 due to our continued emphasis on commercial loan growth; however, at a lower yield than 2012.  Loans generally have notably higher yields compared to interest-bearing bank deposits and securities, leading to a positive effect on net interest margin which helped offset the downward pressure of a lower rate environment.  In 2012, investment securities increased, which more than offset the decline in average loans; however, at a much lower yield.  Interest-bearing liabilities increased slightly in 2013 compared to 2012 and decreased slightly in 2012 compared to 2011.  Core deposits are an important low cost source of funding and maintaining adequate levels has allowed the Company to reduce more expensive non-core funding.

Interest income, on a tax-equivalent basis, decreased $8.2 million, or 6.9%, to $111.1 million in 2013 from $119.2 million in 2012.  Interest income, on a tax-equivalent basis, decreased $15.5 million, or 11.5%, to $119.2 million in 2012 from $134.7 million in 2011. The interest income decline in 2013 related to lower yields earned on assets in a low interest rate environment.  The interest income decline in 2012 was primarily related to decreases in loan volume as well as decreased yields.

Interest expense decreased during 2013 by $6.1 million, or 41.6%, to $8.6 million from $14.8 million in 2012. Interest expense decreased during 2012 by $7.7 million, or 34.1%, to $14.8 million from $22.4 million in 2011.  The decreases in interest expense during the past two years were primarily a result of decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remains low.

Net interest income, on a tax-equivalent basis, decreased $2.0 million, or 1.96%, in 2013 as compared to 2012.  Net interest income, on a tax-equivalent basis, decreased $7.8 million, or 6.96%, in 2012 as compared to 2011.  Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.15% in 2013 from 3.24% in 2012 and 3.52% during 2011.  The net interest spread, also on a tax-equivalent basis, was 3.07% in 2013 compared to 3.12% in 2012 and 3.35% in 2011.

The quarterly net interest margins are as follows:

	2013	2012	2011
First Quarter	3.10%	3.31%	3.55%
Second Quarter	3.17%	3.21%	3.54%
Third Quarter	3.20%	3.25%	3.57%
Fourth Quarter	3.12%	3.20%	3.44%

We continue to experience downward pressure on our yield in interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.  In 2013, the development of a stronger asset mix from increased loan balances, while actively bringing down interest expense and optimizing funding costs was a focus.  Despite this focus, we had limited ability to improve margin through funding rate decreases due to the historically low interest rate environment.  We believe improvements in margin will be achieved through continued deployment of our liquid funds at higher yields as we expect to redeploy cash and securities into our loan portfolio at improved yields.

As a general matter, management attempts to mitigate the effects of an unpredictable interest rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

Other Income

	As of December 31,
	2013	2012	% Change	2012	2011	% Change
	(dollars in thousands)
Trust fees	$18,521	$17,592	5.3%	$17,592	$15,657	12.4%
Commissions and brokers’ fees, net	2,416	2,102	14.9%	2,102	1,858	13.1%
Remittance processing	8,354	8,426	(0.9)%	8,426	9,196	(8.4)%
Service charges on deposit accounts	11,947	11,646	2.6%	11,646	12,616	(7.7)%
Other service charges and fees	5,961	5,717	4.3%	5,717	5,298	7.9%
Gain on sales of loans	10,227	12,535	(18.4)%	12,535	10,945	14.5%
Security gains, net	553	1,597	(65.4)%	1,597	170	839.4%
Other	4,604	7,237	(36.4)%	7,237	3,275	121.0%
Total other income	$62,583	$66,852	(6.4)%	$66,852	$59,015	13.3%

Total other income decreased $4.3 million in 2013 from 2012 but increased $7.8 million in 2012 from 2011.

Combined wealth management revenue, which includes trust fees and commissions and broker’s fees, net, rose $1.2 million in 2013 compared to 2012, and rose $2.2 million in 2012 compared to 2011.  The 2013 increase was led by organic growth, which increased assets under care (“AUC”) and positive market trends.  The 2012 increase also included heightened activity in services to agriculture-based businesses.  AUC averaged $4.6 billion for the year ended December 31, 2013 as compared to $4.2 billion for the year ended December 31, 2012 and $3.8 billion for the year ended December 31, 2011.  Continued growth in new AUC driven by our wealth management teams during 2013 suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.

Remittance processing revenue relates to our payment processing company, FirsTech. FirsTech’s revenue decreased in 2013 compared to 2012 and decreased 8.4% in 2012 compared to 2011. FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges increased in 2013 compared to 2012 and remained relatively steady in 2012 as compared to 2011.  Evolving regulation and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased $2.3 million in 2013 compared to 2012 but increased $1.6 million in 2012 as compared to 2011. The 2012 increase was based on strong loan production, an active market for refinancing and positive momentum in the home purchase market.  As interest rates began to rise in the second quarter of 2013, mortgage refinance activity decreased and purchase activity increased.  The Company anticipated total production to slow in the fourth quarter of 2013 due to general industry conditions and management took action to right size expenses due to the lower forecasted revenue.   We expect that our future production will generally align with the industrywide outlook for continued reduction in overall mortgage activity.

Security gains, net decreased in 2013 compared to 2012 but increased in 2012 as compared to 2011. In 2012, the Company sold approximately $35.0 million of U.S. Treasuries to maintain a steady operating earnings stream to shareholders during the core conversion launch and branch closure impairments.  Please see “Note 3 — Securities” in the Notes to the Consolidated Financial Statements for a full discussion of securities.

Other decreased in 2013 as compared to 2012 but increased in 2012 as compared to 2011.  The significant increase in 2012 was primarily from income earned on private equity investment funds for which the Company recorded a net gain of $3.1 million. $2.1 million of this gain related to income earned from an investment in a local, community-focused fund.  This gain was non-recurring; therefore, the Company did not and does not expect the other category to show significant increases in future years.  The Company has successfully invested in various private equity funds, that primarily serve our business footprint, for more than ten years.  While management continues to evaluate the restrictions to these investments under the Volcker Rule, it currently expects the rule’s impact on the Company’s private equity investments to be minimal.

Other Expense

	As of December 31,
	2013	2012	% Change	2012	2011	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$52,891	$53,668	(1.4)%	$53,668	$43,344	23.8%
Employee benefits	10,922	11,124	(1.8)%	11,124	9,896	12.4%
Total compensation expense	$63,813	$64,792	(1.5)%	$64,792	$53,240	21.7%

Net occupancy expense of premises	8,489	8,899	(4.6)%	8,899	8,897	—%
Furniture and equipment expense	4,848	5,146	(5.8)%	5,146	5,277	(2.5)%
Data processing	10,465	11,061	(5.4)%	11,061	8,635	28.1%
Amortization of intangible assets	3,132	3,315	(5.5)%	3,315	3,538	(6.3)%
Regulatory expense	2,290	2,543	(9.9)%	2,543	4,109	(38.1)%
OREO expense	503	1,303	(61.4)%	1,303	1,192	9.3%
Other	18,771	22,585	(16.9)%	22,585	19,677	14.8%
Total other expense	$112,311	$119,644	(6.1)%	$119,644	$104,565	14.4%

Income taxes	$14,111	$10,497	34.4%	$10,497	$14,970	(29.9)%
Effective rate on income taxes	32.9%	31.9%		31.9%	33.4%

Efficiency ratio	66.4%	68.5%		68.5%	59.0%

Total other expense decreased by $7.3 million in 2013 as compared to 2012 but increased by $15.1 million in 2012 as compared to 2011.

Total compensation expense decreased in 2013 as compared to 2012 but increased in 2012 as compared to 2011.  During 2012, we engaged in a strategic investment in talent to build the targeted areas of our business to support growth initiatives, including our addition of Trevett Capital Partners.  We also committed to a careful examination of all areas of the Company, seeking sensible opportunities to reduce cost and enhance efficiency.  That evaluation resulted in personnel reductions and other cost containment efforts in early 2013 which contributed to positive expense trends during the year.  At December 31, 2013 there were 849 full-time equivalent employees, compared to 948 at December 31, 2012 and 888 at December 31, 2011.

Combined net occupancy expense of premises and furniture and equipment expenses decreased in 2013 as compared to 2012 and in 2012 as compared to 2011, as we continue to evaluate our operations and execute appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense decreased in 2013 as compared to 2012 but increased in 2012 as compared to 2011.  In 2012, we completed a core processing system conversion which we believe will provide for greater customization and technological agility going forward.  Costs of the system upgrade were the primary cause of increased data processing expense in 2012.  As we manage data processing expense, the Company continues to enhance our mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.

Amortization expense decreased in 2013 as compared to 2012 and in 2012 as compared to 2011 as we are now in the sixth year of amortization arising from the merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline in the coming years.

Regulatory expense decreased in 2013 as compared to 2012 and in 2012 as compared to 2011 due to a change in the FDIC’s assessment methodology for financial institutions which became effective April 1, 2011.  We anticipate that our regulatory expense will generally remain at current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal expenses, decreased in 2013 as compared to 2012 but increased in 2012 as compared to 2011.  This expense fluctuates based on the management of commercial properties and the operating activity associated with the properties that we hold throughout the year.

Other expense decreased $3.8 million in 2013 as compared to 2012 but increased $2.9 million in 2012 as compared to 2011.  Actions were taken in early 2013 for widespread reductions in expenses due to an enhanced emphasis on cost control.  2012 expenses included impairment charges recorded for branch closings that took place in April 2013.

The effective rate on income taxes, or income taxes divided by income before taxes, of 32.9%, 31.9% and 33.4% for the years ended December 31, 2013, 2012 and 2011, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio decreased in 2013 to 66.4% as compared to 68.5% in 2012 but increased in 2012 as compared to 59.0% in 2011.  Efficiency ratios have been influenced throughout the past two years by a number of events, such as our 2012 core conversion and branch closures.  The process of examining appropriate avenues to improve efficiency is expected to continue as a focus in future periods.

Balance Sheet — December 31, 2013 and December 31, 2012

Significant Balance Sheet Items

	December 31, 2013	December 31, 2012	% Change
	(dollars in thousands)
Assets
Securities available for sale	$841,310	$1,001,497	(16.0)%
Securities held to maturity	834	—	100.0%
Loans, including held for sale (net of allowance for loan losses 2013 $47,567; 2012 $48,012)	2,247,733	2,025,098	11.0%

Total assets	$3,539,575	$3,618,056	(2.2)%

Liabilities
Deposits:
Non-interest-bearing	$547,531	$611,043	(10.4)%
Interest-bearing	2,321,607	2,369,249	(2.0)%
Total deposits	2,869,138	2,980,292	(3.7)%

Securities sold under agreements to repurchase	172,348	139,024	24.0%
Long-term debt	—	7,000	(100.0)%

Total liabilities	$3,124,211	$3,209,259	(2.7)%

Stockholders’ equity	$415,364	$408,797	1.6%

Our balance sheet decreased by 2.2% during 2013.  Overall, assets decreased by $78.5 million. Securities available for sale decreased by $160.2 million, or 16.0%, at December 31, 2013 compared to December 31, 2012, while net loans, including loans held for sale, increased by $222.6 million, or 11.0%, at December 31, 2013 compared to December 31, 2012.  The Company’s strategic investment and continued emphasis on loan growth took shape starting in the second quarter of 2013.  In addition to overall loan growth, the Company experienced loan growth in the highest credit grades, while the volume of the lowest credit grades decreased.

Liabilities decreased by $85.0 million, or 2.7%, at December 31, 2013 compared to December 31, 2012.  Total deposits decreased $111.2 million, or 3.7%, at December 31, 2013 compared to December 31, 2012.  Securities sold under agreements to repurchase increased $33.3 million, or 24.0%, due to changing customer preferences and fluctuations in balances, while long-term debt decreased $7.0 million, at December 31, 2013 compared to December 31, 2012 due to payment at maturity.  We remain strongly core deposit funded at 76.4% of total assets — with ample liquidity and significant market share in the communities we serve.

Stockholders’ equity increased to $415.4 million at December 31, 2013 as compared to $408.8 million at December 31, 2012.  This increase was the result of 2013 earnings, partially offset by dividends paid on common stock in the second, third and fourth quarters and decreases in the market value of our securities portfolio.  No dividends on common stock were paid in the first quarter, as the Company had accelerated its 2013 first quarter dividend of $0.04 per common share into the fourth quarter of 2012 due to uncertainty surrounding U.S. tax policy and our desire to maximize stockholder value and return while potentially reducing stockholder dividend income tax burden.  Preferred dividends were also paid in 2013 at the same level as in 2012.

Investment Securities

We have classified investment securities as available for sale or held to maturity.  Securities available for sale are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available for sale are carried at fair value.  Securities held to maturity are held with the intent to hold those securities to maturity.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  As of December 31, 2013, the fair value of securities available for sale was $841.3 million and the amortized cost was $833.7 million.  There were $11.4 million of gross unrealized gains and $3.8 million of gross unrealized losses for a net unrealized gain of $7.6 million.  The unrealized gain, net of tax, of $4.5 million has been included in stockholders’ equity.  As of December 31, 2013, the cost and fair value of securities held to maturity was $0.8 million.

The composition of securities available for sale was as follows:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
U.S. Treasury securities	$102,640	$104,656	$46,035	$381	$782
Obligations of U.S. government corporations and agencies	257,411	370,194	349,031	333,135	346,030
Obligations of states and political subdivisions	272,152	280,288	154,437	76,935	82,546
Residential mortgage-backed securities	177,735	217,715	278,115	183,006	135,285
Corporate debt securities	25,506	24,714	2,583	1,499	1,721
Mutual funds and other equity securities	5,866	3,930	1,548	4,503	3,276
Fair value of securities available for sale	$841,310	$1,001,497	$831,749	$599,459	$569,640
Amortized cost	$833,735	$978,477	$809,439	$584,469	$555,016
Fair value as a percentage of amortized cost	100.91%	102.35%	102.76%	102.56%	102.63%

The Company had $0.8 million securities classified as held to maturity at December 31, 2013.  There were no held to maturity securities in the prior years.

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $428.7 million, or 51.0% of total securities, and $489.1 million, or 48.9% of total securities at December 31, 2013 and 2012, respectively.

The maturities, fair values and weighted average yields of securities available for sale and held to maturity as of December 31, 2013 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Available for sale(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$2,507	1.30%	$99,706	0.78%	$427	2.53%	$—	—%
Obligations of U.S. government corporations and agencies	87,246	1.96%	169,551	1.17%	614	1.88%	—	—%
Obligations of states and political subdivisions (2)	49,113	2.46%	161,110	2.18%	53,386	3.53%	8,543	6.08%
Residential mortgage-backed securities	—	—%	2,693	1.24%	109,364	2.42%	65,678	2.68%
Corporate debt securities	2,598	1.25%	21,321	1.19%	1,587	4.66%	—	—%
Total	$141,464	2.11%	$454,381	1.44%	$165,378	2.80%	$74,221	3.07%

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Held to maturity	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Obligations of states and political subdivisions (2)	$—	—%	$322	2.87%	$509	4.73%	$—	—%
Total	$—	—%	$322	2.87%	$509	4.73%	$—	—%

(1)         Excludes mutual funds and other equity securities.

(2)         Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2013).

Overall in 2013, the investment portfolio declined by 15.9%.  We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  As of December 31, 2013, the Company did not have any non-agency issued securities that exceeded 10% of the Company’s total stockholders’ equity.  We have not experienced credit related losses in our investment portfolio and all classes of available for sale securities had valuations at December 31, 2013 in excess of their respective cost basis.

Loan Portfolio

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Commercial	$580,612	$433,688	$407,855	$439,393	$494,374
Commercial real estate	1,092,273	981,132	980,216	1,072,817	1,210,807
Real estate construction	78,855	86,101	104,865	154,411	299,754
Retail real estate	534,493	559,836	540,146	657,096	719,557
Retail other	9,067	12,353	18,262	45,060	68,331
Loans	$2,295,300	$2,073,110	$2,051,344	$2,368,777	$2,792,823

Loans, including loans held for sale and deferred loan fees, before allowance for loan losses, increased 10.7% to $2.30 billion as of December 31, 2013 from $2.07 billion at December 31, 2012.  The largest increase, of $146.9 million, was in commercial loans while the largest decline was in retail real estate loans at $25.3 million. Our focus is to grow loans through relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Geographic distributions of loans by category were as follows:

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of December 31, 2013 increased $222.2 million from December 31, 2012; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $250.8 million from December 31, 2012.  The December 31, 2013 retail real estate portfolio decreased from December 31, 2012, mainly due to a decrease in loans held for sale. In the second quarter of 2013, the Company purchased $25.4 million in performing home equity lines of credit at a floating rate to support an optimal mix of earning asset growth, which helped offset the decrease.  Achieving meaningful organic growth has been a significant focus for us and our commitment to credit quality remains strong.

Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $537.8 million and $495.7 million as of December 31, 2013 and 2012, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows from operations of the property or the borrower or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-mortgage loans and installment loans to individuals) at December 31, 2013:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$284,347	$240,488	$55,777	$580,612
Commercial real estate	183,122	709,336	199,815	1,092,273
Real estate construction	52,006	23,322	3,527	78,855
Total	$519,475	$973,146	$259,119	$1,751,740

Interest rate sensitivity of selected loans
Fixed rate	$256,986	$723,691	$230,520	$1,211,197
Adjustable rate	262,489	249,455	28,599	540,543
Total	$519,475	$973,146	$259,119	$1,751,740

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Average loans outstanding during period	$2,126,536	$2,014,797	$2,173,408	$2,609,337	$3,138,708
Allowance for loan losses:
Balance at beginning of period	$48,012	$58,506	$76,038	$100,179	$98,671

Loans charged-off:
Commercial	$(964)	$(4,422)	$(10,726)	$(10,896)	$(7,812)
Commercial real estate	(3,904)	(15,874)	(14,298)	(28,576)	(41,929)
Real estate construction	(1,268)	(2,219)	(7,556)	(28,268)	(186,676)
Retail real estate	(4,015)	(6,910)	(12,165)	(12,751)	(16,781)
Retail other	(518)	(638)	(668)	(552)	(385)
Total charge-offs	$(10,669)	$(30,063)	$(45,413)	$(81,043)	$(253,582)
Recoveries:
Commercial	$213	$757	$1,562	$185	$107
Commercial real estate	563	502	1,047	2,849	718
Real estate construction	706	598	1,268	11,241	1,970
Retail real estate	875	978	2,615	513	666
Retail other	367	234	1,389	114	129
Total recoveries	$2,724	$3,069	$7,881	$14,902	$3,590
Net loans charged-off	$(7,945)	$(26,994)	$(37,532)	$(66,141)	$(249,992)
Provision for loan losses	$7,500	$16,500	$20,000	$42,000	$251,500
Balance at end of period	$47,567	$48,012	$58,506	$76,038	$100,179
Ratios:
Net charge-offs to average loans	0.37%	1.34%	1.73%	2.53%	7.96%
Allowance for loan losses to total loans at period end	2.07%	2.32%	2.85%	3.21%	3.59%

Our allowance for loan losses was $47.6 million, or 2.07% of loans, and $48.0 million, or 2.32% of loans, at December 31, 2013 and 2012, respectively.  The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2013		2012		2011		2010		2009
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial	$10,378	25.3%	$8,034	20.9%	$11,082	19.9%	$13,840	18.5%	$9,824	17.7%
Commercial real estate	22,112	47.6%	21,085	47.3%	27,018	47.8%	32,795	45.3%	38,249	43.4%
Real estate construction	3,708	3.4%	4,842	4.2%	7,288	5.1%	11,903	6.5%	37,490	10.7%
Retail real estate	11,149	23.3%	13,724	27.0%	12,633	26.3%	14,947	27.8%	12,753	25.8%
Retail other	220	0.4%	327	0.6%	485	0.9%	2,553	1.9%	1,440	2.4%
Unallocated	—	NA	—	NA	—	NA	—	NA	423	NA
Total	$47,567	100.0%	$48,012	100.0%	$58,506	100.0%	$76,038	100.0%	$100,179	100.0%

In 2013, we continued to see a decline in our net charge-offs.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in recent years are replacing years with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  The decreased levels of charge-offs and delinquency trends have led to a decrease in the allowance requirement. The market mix of our portfolio changed significantly in 2010, from primarily an Indiana and Florida base to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than those of Indiana and Florida, this also contributed to the decrease in the required allowance based on weighted historical charge-offs for our loan portfolio, including our adversely graded portfolio.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values did not experience the same level of decline in these areas in recent years.

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

As of December 31, 2013, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

Our provision for loan losses was $7.5 million during 2013 compared to $16.5 million in 2012 and $20.0 million in 2011.  The relative provision expenses during 2013 and 2012 were reflective of management’s assessment of the lower level of risk in the portfolio in 2013.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each of the years indicated:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Non-accrual loans	$17,164	$25,104	$38,340	$65,486	$82,133
Loans 90+ days past due and still accruing	195	256	173	2,618	4,166
Total non-performing loans	$17,359	$25,360	$38,513	$68,104	$86,299

Repossessed assets	$1,732	$2,949	$6,378	$9,154	$17,190
Other assets acquired in satisfaction of debts previously contracted	401	501	2,074	6	51
Total OREO	$2,133	$3,450	$8,452	$9,160	$17,241

Total non-performing loans and OREO	$19,492	$28,810	$46,965	$77,264	$103,540
Non-performing loans to loans, before allowance for loan losses	0.76%	1.22%	1.88%	2.88%	3.09%
Non-performing loans and OREO to loans, before allowance for loan losses	0.85%	1.39%	2.28%	3.26%	3.71%
Performing restructured loans not included above	$11,891	$22,051	$33,637	$28,233	$30,541

In 2013 we continued to significantly improve asset quality measures and expect these levels to generally stabilize in 2014; however, this remains dependent upon market-specific economic conditions.  Total non-performing assets were $19.5 million at December 31, 2013, compared to $28.8 million at December 31, 2012.

As of December 31, 2013, the Bank had charged-off $6.0 million of principal balance on loans that were on non-accrual status at December 31, 2013.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $6.0 million in loans, our non-accrual loans would have been that amount greater than the $17.2 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $50.1 million at December 31, 2013 were less than the $58.1 million reported at December 31, 2012.  The balance of potential problem loans is a reflection of continued challenging economic conditions; however, we do not believe the potential losses will be as great as seen in certain years in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2013, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of December 31, 2013, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits increased to 18.3% for the year ended December 31, 2013, from 18.0% for the year ended December 31, 2012, which was an increase from 16.8% for the year ended December 31, 2011.  We continue to focus on deepening our relationship value with customers.

	Year Ended December 31,
	2013			2012			2011
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Non-interest-bearing demand deposits	$531,744	18.3%	0.00%	$515,934	18.0%	0.00%	$472,516	16.8%	0.00%
Interest-bearing demand Deposits	49,049	1.7%	0.06%	42,532	1.5%	0.16%	39,900	1.4%	0.23%
Savings/Money Market	1,681,407	58.1%	0.11%	1,562,660	54.6%	0.20%	1,424,764	50.6%	0.29%
Time deposits	633,534	21.9%	0.83%	741,038	25.9%	1.25%	877,011	31.2%	1.64%
Total	$2,895,734	100.0%	0.25%	$2,862,164	100.0%	0.44%	$2,814,191	100.0%	0.66%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2013 had the following maturities (dollars in thousands):

Under 3 months	$28,564
3 to 6 months	25,852
6 to 12 months	44,363
Over 12 months	64,918
Total	$163,697

At December 31, 2013, we did not have any brokered certificates of deposit.  National certificates of deposit of $0.5 million at December 31, 2013 had maturities in excess of 12 months.

Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2013, 2012 and 2011. Securities sold under agreements to repurchase generally represent overnight borrowing transactions.  First Busey had no other categories of short-term borrowings as of December 31, 2013, 2012 and 2011.

Securities sold under agreements to repurchase
(dollars in thousands)
2013
Balance, December 31, 2013	$172,348
Weighted average interest rate at end of period	0.13%
Maximum outstanding at any month end	$172,348
Average daily balance	$137,777
Weighted average interest rate during period (1)	0.14%

2012
Balance, December 31, 2012	$139,024
Weighted average interest rate at end of period	0.15%
Maximum outstanding at any month end	$146,710
Average daily balance	$132,150
Weighted average interest rate during period (1)	0.21%

2011
Balance, December 31, 2011	$127,867
Weighted average interest rate at end of period	0.21%
Maximum outstanding at any month end	$142,557
Average daily balance	$127,095
Weighted average interest rate during period (1)	0.29%

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

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and, if needed, federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash and due from banks	$92,390	$77,482	$76,651
Interest-bearing bank deposits	194,508	263,017	282,634
Total	$286,898	$340,499	$359,285
Percent of average total assets	8.1%	9.7%	10.3%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve and the Federal Home Loan Bank, and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of December 31, 2013, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

At December 31, 2013 the Bank’s capital ratios were in excess of the minimum capital ratios required to be “well- capitalized” under regulatory standards. However, due to the significant losses in the past, no dividends have been paid from the Bank since 2009.  Until such time as retained earnings have been restored, the Bank will not be permitted to pay dividends and we will need to request permission from the Bank’s primary regulator to receive any capital out of the Bank.  On January 22, 2013, with the approval of its primary regulator, the Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to the Bank’s charter.

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2013 and 2012, we had outstanding loan commitments including lines of credit of $527.6 million, and $483.4 million, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2013:

			Junior
			Subordinated
			Debt Owed to
	Certificates of	Operating	Unconsolidated
	Deposit	Leases	Trusts	Total
	(dollars in thousands)
2014	$349,128	$1,274	$—	$350,402
2015	112,585	711	—	113,296
2016	60,553	112	—	60,665
2017	41,076	4	—	41,080
2018	19,025	—	—	19,025
Thereafter	4	—	55,000	55,004
Total	$582,371	$2,101	$55,000	$639,472

Commitments to extend credit				$537,769

Cash Flows

Net cash flows provided by operating activities totaled $98.2 million, $49.1 million and $115.9 million in 2013, 2012 and 2011, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, gain on sales of loans, and activities related to the origination and sale of mortgage loans held for sale. Net cash provided by mortgage loan originations was $36.4 million in 2013 while net cash used in mortgage loan sales totaled $12.2 million in 2012. In 2011, net cash provided by mortgage loan originations was $45.4 million. Fluctuations in sales are primarily a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash used in investing activities was $118.7 million in 2013 and $204.4 million in 2012; however, net cash provided by investing activities totaled $13.2 million in 2011. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios. The primary reason for investing activities providing cash to the Company during 2011 was the reduction in loans and increase in purchases of available for sale securities. Due to the previously announced growth initiative, the Company experienced a net increase in loans of $258.4 million in 2013 and $33.7 million during 2012.

Net cash used in financing activities totaled $99.1 million in 2013 as compared to net cash provided by financing activities of $191.6 million in 2012 and cash used in financing activities of $233.0 million in 2011. Significant items affecting cash flows from financing activities are deposits, long-term debt, and net proceeds from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $216.8 million in 2012, and as such, drove the positive cash inflow from financing activities. In comparison, deposits shrank $111.2 million in 2013 and $152.9 million in 2011. While securities sold under agreements to repurchase increased $33.3 million in 2013 and $11.1 million in 2012 as compared to a decline of $11.1 million in 2011, core growth has generally supported the reduction in higher cost funding alternatives such as long-term debt.  In 2011, the Company issued $72.6 million in preferred stock to Treasury in connection with its participation in the Small Business Lending Fund program. The proceeds from this stock issuance allowed the Company to repurchase all shares of its Series T preferred stock for a redemption price of $100.1 million. The Company’s net cash outlay for these transactions was $27.3 million.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2013, we had a total capital to total risk-weighted asset ratio of 18.21%, a Tier 1 capital to risk-weighted asset ratio of 16.92% and a Tier 1 leverage ratio of 12.02%; the Bank had ratios of 16.17%, 14.88%, and 10.66%, respectively.

Issuance of Preferred Stock Under Small Business Lending Fund

On August 25, 2011, the Company entered into the Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Series C Preferred Stock, having a liquidation preference of $1,000 per share, for aggregate proceeds of $72,664,000 (which were used to partially finance the Company’s redemption of Series T Preferred Stock as described below).  The SBLF is a Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate is calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and was based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, which ended December 31, 2013, the annual dividend rate also remained at 5%. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. In the third quarter of 2013, the Company had meaningful progress in commercial loan growth which led to the successful attainment of targets under the SBLF program.  The achievement of this important milestone under SBLF will yield a lower dividend rate in 2014 of 1%.  After 4.5 years from issuance, the dividend rate will increase to 9%.

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

Redemption of Series T Preferred Stock

The Company’s Series T Preferred Stock, was issued to the Treasury on March 6, 2009 in connection with the Company’s participation in the TARP CPP. On August 25, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Document”) with the Treasury.  Under the Repurchase Document, the Company redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption.

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2013, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding.

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

On March 1, 2011, the Company’s stockholders approved the conversion of the shares of the Series B Preferred Stock issued December 28, 2010, at $4.25 per share, the same price at which shares of common stock were issued in a common stock issuance made concurrently with the offering of the Series B Preferred Stock, resulting in an additional 7,497,000 common shares outstanding.   Following the conversion, no shares of Series B Preferred Stock remained outstanding.

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2013 appears in “Note 1 — Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The Company has not identified any other standards that it believes merit further discussion.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of December 31, 2013 and 2012, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400
December 31, 2013	NA	NA	NA	NA	(3.55)%	(6.91)%	(10.62)%	(14.60)%

December 31, 2012	NA	NA	NA	NA	(2.64)%	(5.48)%	(9.15)%	(13.22)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, as of December 31, 2013 and 2012,  First Busey was within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 73, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of December 31, 2013, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

McGladrey LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of First Busey Corporation and subsidiaries and our report dated March 11, 2014, expressed an unqualified opinion.

/s/ McGLADREY LLP

Champaign, Illinois

March 11, 2014

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2013. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 16 — Stock Incentive Plans” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	696,379	$17.22	4,085,024
Equity compensation plans not approved by stockholders	—	—	—
Total	696,379	$17.22	4,085,024

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

First Busey Corporation Index to Financial Statements

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately following the signature page hereto and is incorporated into this report by reference.  Our Consolidated Financial Statements can be found immediately following the Exhibit Index.

Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 100 W. University, Champaign, IL  61820, or by visiting the SEC’s EDGAR database at http://www.sec.gov.  The Company’s SEC file number is 0-15950.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014
FIRST BUSEY CORPORATION
	BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer
(Principal Executive Officer)

	BY	/s/ ROBIN N. ELLIOTT
Robin N. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director
Van A. Dukeman	(Principal Executive Officer)	March 11, 2014

/s/ ROBIN N. ELLIOTT	Chief Financial Officer
Robin N. Elliott	(Principal Financial and Accounting Officer)	March 11, 2014

/s/ GREGORY B. LYKINS	Chairman	March 11, 2014
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director	March 11, 2014
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director	March 11, 2014
David J. Downey

/s/ STEPHEN V. KING	Director	March 11, 2014
Stephen V. King

/s/ E. PHILLIPS KNOX	Director	March 11, 2014
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director	March 11, 2014
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director	March 11, 2014
August C. Meyer, Jr.

Signature	Title	Date
/s/ GEORGE T. SHAPLAND	Director	March 11, 2014
George T. Shapland

/s/ THOMAS G. SLOAN	Director	March 11, 2014
Thomas G. Sloan

/s/ PHYLLIS M. WISE	Director	March 11, 2014
Phyllis M. Wise

Exhibit Index

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011 (filed as Exhibit 3.1 to First Busey’s Registration Statement on Form S-3 filed with the Commission on September 30, 2011 (Commission File No. 333-177104), and incorporated herein by reference)

3.2

Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock, Series T, as filed with the Secretary of State of the State of Nevada on March 4, 2009 (filed as Exhibit 3.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.3

Certificate of Designation for Convertible Cumulative Preferred Stock, Series A (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on October 27, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.4

Certificate of Designation for Convertible Cumulative Preferred Stock, Series B (filed as Exhibit 3.1 to First Busey’s Form 8-K dated December 28, 2010, filed with the Commission on December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

3.5

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Form of Stock Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

4.2

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.1	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.2

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.3

First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.4

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.5

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.6

Continuing Pledge Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A., dated as of January 4, 2010 (filed as Exhibit 99.2 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.7

Employment agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission File No. 0-15950), and incorporated by reference herein)

10.8

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2011, filed with the Commission on March 29, 2002 (Commission File No. 000-30031), and incorporated by reference herein)

10.9

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2011, filed with the Commission on March 29, 2002 (Commission File No. 000-30031), and incorporated by reference herein)

10.10

Employment agreement by and between Main Street Trust, Inc. and David B. White (filed as Exhibit 10.5 to Main Street Trust, Inc.’s Form S-4 filed on March 15, 1996, and incorporated by reference herein)

10.11

Main Street Trust, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 filed on November 29, 2000 (Commission File No. 333-50890), and incorporated by reference herein)

10.12

Employment agreement by and between First National Bank of Decatur and Christopher M. Shroyer (filed as Exhibit 10.5 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2002, filed with the Commission on March 24, 2003 (Commission File No. 000-30031), and incorporated by reference herein)

10.13

Employment agreement by and between BankIllinois Financial Corporation and Robert F. Plecki (filed as Exhibit 10.6 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004 (Commission File No. 000-30031), and incorporated by reference herein)

10.14

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission File No. 000-30031), and incorporated by reference herein)

10.15

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission File No. 000-30031), and incorporated by reference herein)

10.16

Amended and Restated Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2009 (filed as Exhibit 99.1 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.17

First Busey Corporation Line of Credit Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.2 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.18

First Busey Corporation Term Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.3 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.19

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.20

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.21

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.22

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.23

Amendment to Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2011 (filed as Exhibit 99.1 to Form 8-K dated May 27, 2011, filed with the Commission on June 3, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.24

Note Modification Agreement between First Busey and JPMorgan Chase Bank, N.A., dated as of June 1, 2012 (filed as Exhibit 99.1 to First Busey’s Form 8-K dated June 1, 2012, filed with the Commission on June 7, 2012 (Commission File No. 0-15950), and incorporated herein by reference)

10.25

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Series C Preferred Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.26

Van A. Dukeman First Amendment to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.27

Employment agreement by and between Main Street Trust, Inc. and Christopher M. Shroyer (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.28

Christopher M. Shroyer First Amendment to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.29

Employment agreement by and between Main Street Trust, Inc. and Robert F. Plecki (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.30

Robert F. Plecki First Amendment to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.31	2010 Equity Incentive Plan (filed as Appendix A to First Busey’s definitive proxy statement filed with the Commission on April 19, 2010 (Commission No. 0-15950). and incorporated herein by reference)

10.32

Employment Agreement by and among First Busey Corporation, Busey Bank and John J. Powers (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 9, 2013 (Commission No. 0-15950), and incorporated herein by reference)

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012, AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the First Busey Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGLADREY LLP

Champaign, Illinois

March 11, 2014

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
	(dollars in thousands)
ASSETS
Cash and due from banks (interest-bearing 2013 $118,228; 2012 $235,428)	$231,603	$351,255
Securities available for sale, at fair value	841,310	1,001,497
Securities held to maturity, at amortized cost	834	—
Loans held for sale	13,840	40,003
Loans (net of allowance for loan losses 2013 $47,567; 2012 $48,012)	2,233,893	1,985,095
Premises and equipment	65,827	71,067
Goodwill	20,686	20,686
Other intangible assets	9,571	12,703
Cash surrender value of bank owned life insurance	40,674	39,485
Other real estate owned (OREO)	2,133	3,450
Deferred tax assets, net	35,642	39,373
Other assets	43,562	53,442
Total assets	$3,539,575	$3,618,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$547,531	$611,043
Interest-bearing	2,321,607	2,369,249
Total deposits	2,869,138	2,980,292

Securities sold under agreements to repurchase	172,348	139,024
Long-term debt	—	7,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,725	27,943
Total liabilities	$3,124,211	$3,209,259

Commitments and contingencies (see Note 18 - Commitments, Contingencies and Credit Risk)

Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; issued 88,287,132 shares	88	88
Surplus	593,144	594,411
Retained earnings (deficit)	(225,722)	(240,321)
Accumulated other comprehensive income	4,456	13,542
Total stockholders’ equity before treasury stock	444,630	440,384

Common stock shares held in treasury at cost — 2013 1,482,777; 2012 1,616,282	(29,266)	(31,587)
Total stockholders’ equity	415,364	408,797
Total liabilities and stockholders’ equity	$3,539,575	$3,618,056

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$92,233	$98,614	$114,791
Interest and dividends on investment securities:
Taxable interest income	12,570	14,626	15,192
Non-taxable interest income	3,893	3,676	2,836
Total interest income	108,696	116,916	132,819

Interest expense:
Deposits	7,099	12,496	18,660
Securities sold under agreements to repurchase	186	279	367
Short-term borrowings	15	35	38
Long-term debt	125	648	1,442
Junior subordinated debt owed to unconsolidated trusts	1,206	1,312	1,919
Total interest expense	8,631	14,770	22,426
Net interest income	100,065	102,146	110,393
Provision for loan losses	7,500	16,500	20,000
Net interest income after provision for loan losses	92,565	85,646	90,393

Other income:
Trust fees	18,521	17,592	15,657
Commissions and brokers’ fees, net	2,416	2,102	1,858
Remittance processing	8,354	8,426	9,196
Service charges on deposit accounts	11,947	11,646	12,616
Other service charges and fees	5,961	5,717	5,298
Gain on sales of loans	10,227	12,535	10,945
Security gains, net	553	1,597	170
Other	4,604	7,237	3,275
Total other income	62,583	66,852	59,015

Other expense:
Salaries and wages	52,891	53,668	43,344
Employee benefits	10,922	11,124	9,896
Net occupancy expense of premises	8,489	8,899	8,897
Furniture and equipment expenses	4,848	5,146	5,277
Data processing	10,465	11,061	8,635
Amortization of intangible assets	3,132	3,315	3,538
Regulatory expense	2,290	2,543	4,109
OREO expense	503	1,303	1,192
Other	18,771	22,585	19,677
Total other expense	112,311	119,644	104,565
Income before income taxes	42,837	32,854	44,843
Income taxes	14,111	10,497	14,970
Net income	$28,726	$22,357	$29,873
Preferred stock dividends and discount accretion	3,633	3,633	5,342
Net income available for common stockholders	$25,093	$18,724	$24,531

Basic earnings per common share	$0.29	$0.22	$0.29
Diluted earnings per common share	$0.29	$0.22	$0.29

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)
Net income	$28,726	$22,357	$29,873
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(14,892)	$2,307	$7,490
Reclassification adjustment for (gains) included in net income	(553)	(1,597)	(170)
Other comprehensive (loss) income, before tax	$(15,445)	$710	$7,320
Income tax (benefit) expense related to items of other comprehensive income	(6,359)	292	3,228
Other comprehensive (loss) income, net of tax	$(9,086)	$418	$4,092
Comprehensive income	$19,640	$22,775	$33,965

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2010	$131,452	$81	$562,375	$(249,418)	$9,032	$(32,183)	$(834)	$420,505

Net income	—	—	—	29,873	—	—	—	29,873
Other comprehensive income	—	—	—	—	4,092	—	—	4,092
Conversion of 318.6225 shares of Series B preferred stock to 7,497,000 shares of common stock	(31,862)	7	31,855	—	—	—	—	—
Repurchase of 100,000 shares of Series T preferred stock	(99,590)	—	(410)	—	—	—	—	(100,000)
Issuance of 72,664 shares of Series C preferred stock	72,664	—	—	—	—	—	—	72,664
Net issuance of 3,879 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(49)	—	—	67	—	18
Cash dividends common stock at $0.16 per share	—	—	—	(13,555)	—	—	—	(13,555)
Stock dividend equivalents restricted stock units at $0.16 per share	—	—	68	(53)	—	—	—	15
Employee stock ownership plan shares allocated	—	—	(318)	—	—	—	417	99
Stock based employee compensation	—	—	488	—	—	—	—	488
Preferred stock dividends	—	—	—	(4,932)	—	—	—	(4,932)
Balance, December 31, 2011	$72,664	$88	$594,009	$(238,085)	$13,124	$(32,116)	$(417)	$409,267

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2011	$72,664	$88	$594,009	$(238,085)	$13,124	$(32,116)	$(417)	$409,267

Net income	—	—	—	22,357	—	—	—	22,357
Other comprehensive income	—	—	—	—	418	—	—	418
Issuance of 23,640 shares of treasury stock for employee stock purchase plan	—	—	(302)	—	—	411	—	109
Net issuance of 6,804 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(131)	—	—	118	—	(13)
Cash dividends common stock at $0.24 per share	—	—	—	(20,794)	—	—	—	(20,794)
Stock dividend equivalents restricted stock units at $0.24 per share	—	—	166	(166)	—	—	—	—
Employee stock ownership plan shares allocated	—	—	(322)	—	—	—	417	95
Stock based employee compensation	—	—	991	—	—	—	—	991
Preferred stock dividends	—	—	—	(3,633)	—	—	—	(3,633)
Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$—	$408,797

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other
	Preferred	Common		Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Total
Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$408,797

Net income	—	—	—	28,726	—	—	28,726
Other comprehensive loss	—	—	—	—	(9,086)	—	(9,086)
Issuance of 22,493 shares of treasury stock for employee stock purchase plan	—	—	(288)	—	—	394	106
Net issuance of 111,012 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(2,145)	—	—	1,927	(218)
Cash dividends common stock at $0.12 per share	—	—	—	(10,407)	—	—	(10,407)
Stock dividend equivalents restricted stock units at $0.12 per share	—	—	87	(87)	—	—	—
Stock based employee compensation	—	—	1,079	—	—	—	1,079
Preferred stock dividends	—	—	—	(3,633)	—	—	(3,633)
Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,726	$22,357	$29,873
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,079	991	488
Depreciation and amortization	8,598	8,759	9,063
Fixed asset impairment	—	1,421	—
Provision for loan losses	7,500	16,500	20,000
Fair value adjustment on employee stock ownership plan shares allocated	—	(322)	(318)
Provision for deferred income taxes	10,110	8,571	12,776
Amortization of security premiums and discounts, net	8,744	9,730	6,625
Net security gains	(553)	(1,597)	(170)
Gain on sales of loans, net	(10,227)	(12,535)	(10,945)
Increase in cash surrender value of bank owned life insurance	(1,189)	(1,603)	(457)
Net gains on disposition of premises and equipment	(533)	—	—
Net gains on disposition of OREO properties	(260)	(274)	(197)
Increase (decrease) in deferred compensation	(49)	(70)	48
Change in assets and liabilities:
Decrease in other assets	9,880	8,368	7,745
(Decrease) increase in other liabilities	(63)	992	(4,033)
Net cash provided by operating activities before activities for loans originated for sale	$61,763	$61,288	$70,498

Loans originated for sale	(450,226)	(576,862)	(521,970)
Proceeds from sales of loans	486,616	564,643	567,350

Net cash provided by operating activities	$98,153	$49,069	$115,878

Cash Flows from Investing Activities
Securities:
Purchases of securities classified available for sale	(83,718)	(454,538)	(374,297)
Purchases of securities classified held to maturity	(839)	—	—
Proceeds from sales of securities classified available for sale	16,365	59,570	12,754
Proceeds from maturities of securities classified available for sale	203,908	217,797	127,757
Net (increase) decrease in loans	(258,366)	(33,680)	233,901
Purchases of premises and equipment	(2,549)	(8,611)	(2,748)
Proceeds from sales of premises and equipment	2,856	77	1,043
Proceeds from sale of OREO properties	3,645	14,950	14,831

Net cash (used in) provided by investing activities	$(118,698)	$(204,435)	$13,241

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(108,828)	$(116,287)	$(202,709)
Net (decrease) increase in demand deposits, money market and savings accounts	(2,326)	333,125	49,797
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	33,324	11,157	(11,115)
Principal payments on long-term debt	(7,000)	(12,000)	(23,325)
Repurchase of Series T Preferred stock	—	—	(100,000)
Proceeds from issuance of Series C Preferred stock	—	—	72,664
Shares surrendered upon vesting of restricted stock units to cover tax obligations	(237)	—	—
Cash dividends paid	(14,040)	(24,427)	(18,343)

Net cash (used in) provided by financing activities	(99,107)	191,568	(233,031)

Net (decrease) increase in cash and due from banks	(119,652)	36,202	(103,912)
Cash and due from banks, beginning	351,255	315,053	418,965

Cash and due from banks, ending	$231,603	$351,255	$315,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$9,086	$15,523	$23,953
Income taxes	4,749	1,045	2,756

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	2,068	9,674	13,926
Conversion of Series B Preferred stock to Common stock	—	—	31,862
Employee stock ownership plan shares allocated	—	417	417
Securities available for sale transferred to loans	—	—	2,361

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business

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

Use of estimates

In preparing the accompanying Consolidated Financial Statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of investment securities, the determination of the allowance for loan losses and the ability to realize its deferred tax assets.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  Busey Trust Company had assets under care of $5.0 billion and $4.2 billion at December 31, 2013 and 2012, respectively.

Cash flows

For purposes of the consolidated statement of cash flows, cash and due from banks includes cash on hand and amounts due from banks.  Cash flows from federal funds purchased and sold, short-term borrowings, and securities sold under agreements to repurchase are reported net, since their original maturities are less than three months.  Cash flows from loans and deposits are also reported net.

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

Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (x) the amount of the total impairment related to the credit loss and (y) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

Securities classified as held to maturity are those debt securities that the Company intends to hold to maturity.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  To avoid interest rate risk, the Company also enters into mortgage loan sales commitments at the time it makes the interest rate lock commitment.  Accordingly, such commitments along with any related fees received from potential borrowers are recorded at fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on the change in estimated fair value of the underlying mortgage loan.  The fair value is subject to change primarily due to changes in interest rates and is considered immaterial to the Consolidated Financial Statements.

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

Loan origination fees, net of certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield.  The Company is generally amortizing these amounts over the contractual life.  However, for long-term, fixed-rate residential mortgages, the Company has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer’s maximum line of credit or fees related to standby letters of credit and are recognized as collected.

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

Premises and equipment

Land is stated at cost less accumulated depreciation of depreciable land improvements.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.  The estimated useful lives for premises and equipment are:

Asset Description	Estimated Useful Life
Buildings and improvements	3 – 40 years
Furniture and equipment	3 – 10 years

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

Other real estate owned

Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value.   The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2013 and 2012.  It is possible the Company will evaluate its goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment.

See Note 7 — Goodwill and Other Intangible Assets for further discussion.

Cash surrender value of bank-owned life insurance

The Company has purchased life insurance policies on certain executives and senior officers.  Life insurance is recorded at its cash surrender value.

ASC Topic 715, “Compensation—Retirement Benefits” requires an employer to recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2009.  The provision for income taxes is based on income as reported in the Consolidated Financial Statements.

The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate recoverability of its deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. The Company evaluated the recoverability of its net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2013, although there is no guarantee that those assets will be recognizable in future periods.

The Company must assess the likelihood that any deferred tax assets will be realized through the reduction of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, the Company must make judgments and estimates regarding the ability to realize the asset through the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.  The Company’s evaluation gave consideration to the fact that all net operating loss carrybacks have been utilized.  Therefore, utilization of net operating loss carryforwards are dependent on implementation of tax strategies and continued profitability.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2013 and 2012.

At December 31, 2013, the Company was not under examination by any tax authority; however, the Company has received notice that the Illinois Department of Revenue intends to audit the Company’s 2011 income tax filing beginning in the first quarter of 2014.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2013.

Stock-based employee compensation

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010. The Company will no longer make any additional grants under prior plans.

The Company’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel. All of the Company’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans. See Note 16 — Stock Incentive Plans for further discussion.

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

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option or warrant, that option or warrant is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  If the total employee proceeds of a restricted stock unit exceed the average market price for the period, that restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents. At December 31, 2013, 643,879 outstanding options, 573,833 warrants, and 347,253 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2012, 804,968 outstanding options, 573,833 warrants, and 793,332 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

The following reflects net income per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income available to common stockholders	$25,093	$18,724	$24,531

Weighted average common shares outstanding	86,765	86,643	85,304
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	299	9	8

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,064	86,652	85,312

Basic earnings per common share	$0.29	$0.22	$0.29

Diluted earnings per common share	$0.29	$0.22	$0.29

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  There were no significant subsequent events for the year ended December 31, 2013 through the date of these Consolidated Financial Statements.

Impact of new financial accounting standards

ASU 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements.  ASU 2011-11 became effective for the Company on January 1, 2013 and did not have a significant impact of the Company’s financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary.” ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include a single definition of public business entity for use in future financial and reporting guidance. ASU 2013-12 did not have an impact on the Company’s financial statements.

ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-14 clarifies when an in-substance repossession or foreclosure occurs and requires interim and annual disclosures.  The new authoritative guidance will be for reporting periods after January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

Note 2.  Cash and Due from Banks

The Bank is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2013 and 2012 were approximately $5.3 million and $4.3 million, respectively.

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

Note 3.  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified as available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$102,463	$244	$(67)	$102,640
Obligations of U.S. government corporations and agencies	254,998	2,741	(328)	257,411
Obligations of states and political subdivisions	272,077	2,887	(2,812)	272,152
Residential mortgage-backed securities	174,699	3,571	(535)	177,735
Corporate debt securities	25,384	155	(33)	25,506
Total debt securities	829,621	9,598	(3,775)	835,444
Mutual funds and other equity securities	4,114	1,752	—	5,866

Total	$833,735	$11,350	$(3,775)	$841,310

December 31, 2013:
Held to maturity
Obligations of states and political subdivisions	$834	$1	$(4)	$831

Total	$834	$1	$(4)	$831

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$103,353	$1,303	$—	$104,656
Obligations of U.S. government corporations and agencies	363,583	6,616	(5)	370,194
Obligations of states and political subdivisions	274,350	6,176	(238)	280,288
Residential mortgage-backed securities	210,139	7,576	—	217,715
Corporate debt securities	24,601	139	(26)	24,714
Total debt securities	976,026	21,810	(269)	997,567
Mutual funds and other equity securities	2,451	1,479	—	3,930

Total	$978,477	$23,289	$(269)	$1,001,497

There were no held to maturity securities at December 31, 2012.

The amortized cost and fair value of debt securities available for sale and held to maturity as of December 31, 2013, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)		(dollars in thousands)
Due in one year or less	$140,414	$141,464	$—	$—
Due after one year through five years	451,993	454,381	321	322
Due after five years through ten years	163,885	165,378	513	509
Due after ten years	73,329	74,221	—	—
Total	$829,621	$835,444	$834	$831

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Gross security gains	$599	$1,602	$174
Gross security (losses)	(46)	(5)	(4)

Net security gains	$553	$1,597	$170

The tax provision for these net realized gains and losses was $0.2 million for the year ended December 31, 2013, and $0.6 million for the year ended December 31, 2012.  It was insignificant for the year ended December 31, 2011.

Investment securities with carrying amounts of $428.7 million and $489.1 million on December 31, 2013 and 2012, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$25,830	$67	$—	$—	$25,830	$67
Obligations of U.S. government corporations and agencies	25,946	328	—	—	25,946	328
Obligations of states and political subdivisions	92,703	2,518	8,492	294	101,195	2,812
Residential mortgage-backed securities	53,543	535	—	—	53,543	535
Corporate debt securities	1,614	33	—	—	1,614	33
Total temporarily impaired securities	$199,636	$3,481	$8,492	$294	$208,128	$3,775

December 31, 2013:
Held to maturity
Obligations of states and political subdivisions	$597	$4	$—	$—	$597	$4
Total temporarily impaired securities	$597	$4	$—	$—	$597	$4

	Continuous unrealized losses existing for lessthan 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
Obligations of U.S. government corporations and agencies	$10,155	$5	$—	$—	$10,155	$5
Obligations of states and political subdivisions	37,958	189	3,311	49	41,269	238
Corporate debt securities	15,207	26	—	—	15,207	26
Total temporarily impaired securities	$63,320	$220	$3,311	$49	$66,631	$269

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell the security and it is more likely than not it will have to sell the security before recovery of its cost basis.

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2013 was 266, and represented a loss of 1.8% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

The Company had available for sale obligations of state and political subdivisions with a fair value of $272.2 million and 280.3 million as of December 31, 2013 and 2012, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions totaling $0.8 million at December 31, 2013 and none as of December 31, 2012.

As of December 31, 2013, the Company’s obligations of state and political subdivisions portfolio was comprised of $223.5 million of general obligation and $49.5 million of revenue bonds issued by 267 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in twenty-five states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in twenty-one states, including two states where the aggregate fair value exceeded $5.0 million.

As of December 31, 2012, the Company’s obligations of state and political subdivisions portfolio was comprised of $228.6 million of general obligation and $51.7 million of revenue bonds issued by 276 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in twenty-six states (including the District of Columbia), including five states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in twenty-three states, including two states where the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

December 31, 2013:

		Average Exposure
	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	82	$1,022	$82,884	$83,804
Wisconsin	41	1,052	43,117	43,122
Michigan	37	956	35,350	35,365
Pennsylvania	11	1,285	14,132	14,133
Ohio	12	952	11,709	11,426
Texas	7	1,039	7,510	7,270
Iowa	3	2,020	6,126	6,060
Other	26	857	21,865	22,290
Total general obligations bonds	219	$1,020	$222,693	$223,470

December 31, 2012:

		Average Exposure
	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	97	$1,008	$94,614	$97,812
Wisconsin	42	1,114	46,286	46,794
Michigan	35	949	32,572	33,200
Pennsylvania	9	1,332	11,926	11,987
Ohio	11	900	9,871	9,905
Other	33	876	27,741	28,908
Total general obligations bonds	227	$1,007	$223,010	$228,606

The general obligation bonds are diversified across many issuers, with $5.0 million and $5.2 million being the largest exposure to a single issuer at December 31, 2013 and 2012, respectively.  Accordingly, as of December 31, 2013 and 2012, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 96.4% have been rated by at least one nationally recognized statistical rating organization and 3.6% are unrated, based on the fair value as of December 31, 2013. Of the general obligation bonds in the Company’s portfolio, 94.3% have been rated by at least one nationally recognized statistical rating organization, 5.6% are unrated and 0.1% are insured by a below-investment-grade insurer without an underlying rating, based on the fair value as of December 31, 2012.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

December 31, 2013:

		Average Exposure
	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	4	$1,780	$7,356	$7,121
Indiana	14	1,034	14,740	14,481
Other	30	930	28,122	27,911
Total revenue bonds	48	$1,032	$50,218	$49,513

December 31, 2012:

		Average Exposure
	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	4	$1,961	$7,832	$7,842
Indiana	11	853	9,339	9,378
Other	34	1,014	34,169	34,462
Total revenue bonds	49	$1,055	$51,340	$51,682

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million and $3.5 million being the largest exposure to a single issuer at December 31, 2013 and 2012, respectively.  Accordingly, as of December 31, 2013 and 2012, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio have been rated by at least one nationally recognized statistical rating organization.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, contracts subject to annual state appropriation, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by Busey Bank, whose investment policy requires that state and political subdivision securities purchased be investment grade.  Busey Bank’s investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the Bank’s Total Risk Based Capital at the time of purchase and an aggregate 15% of Total Risk Based Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/MSAs in which an office of the Bank is located.  The investment policy states fixed income investments that are not OCC Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and for well-capitalized institutions, most municipal revenue bonds), should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.  All securities in the Bank’s obligations of state and political subdivision securities portfolio are subject to such review.  Factors that may be considered as part of ongoing monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations,  third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

As of December 31, 2013, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 4.  Loans

Geographic distributions of loans by category were as follows:

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above was insignificant as of December 31, 2013 and $0.8 million as of December 31, 2012.

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

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

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

Commercial Real Estate Loans

The Company is primarily located in markets with significant academic presence.  The academic presence in addition to the commercial environment provides for the majority of the Company’s commercial lending opportunities to be commercial real estate related, including multi-unit housing.  As the majority of the Company’s loan portfolio is within the commercial real estate class, the Company’s goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans will generally be guaranteed in full or a significant amount by the primary owners of the business. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Company.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.1 billion at December 31, 2013 and grew by $314.0 million from $1.8 billion at December 31, 2012.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $161.9 million at December 31, 2013 and declined by $66.2 million from $228.1 million at December 31, 2012.  The positive change in mix of loan grades began in 2012 and suggests a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non- posted and clearings) and geography:

	December 31, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$487,587	$46,992	$15,986	$8,536	$975
Commercial real estate	5.55	799,117	79,371	19,327	29,606	4,597
Real estate construction	7.11	21,585	16,376	11,920	7,686	3,862
Retail real estate	3.53	393,299	9,285	5,392	4,408	3,936
Retail other	2.64	8,451	60	—	4	—
Total Illinois/Indiana		$1,710,039	$152,084	$52,625	$50,240	$13,370

Florida
Commercial	5.89	$16,460	$174	$3,218	$684	$—
Commercial real estate	6.02	116,741	16,470	11,250	12,721	3,073
Real estate construction	6.64	7,886	7,961	743	836	—
Retail real estate	3.85	77,116	12,052	9,417	3,050	721
Retail other	1.72	552	—	—	—	—
Total Florida		$218,755	$36,657	$24,628	$17,291	$3,794
Total		$1,928,794	$188,741	$77,253	$67,531	$17,164

	December 31, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.68	$346,536	$46,201	$12,374	$15,677	$2,039
Commercial real estate	5.53	644,695	110,012	50,305	28,655	9,295
Real estate construction	7.21	30,710	7,809	14,162	14,084	3,364
Retail real estate	3.62	385,949	6,729	7,806	5,874	2,855
Retail other	3.34	11,563	372	—	9	—
Total Illinois/Indiana		$1,419,453	$171,123	$84,647	$64,299	$17,553

Florida
Commercial	5.91	$6,359	$3,544	$162	$796	$—
Commercial real estate	6.36	80,232	20,667	13,238	19,279	4,754
Real estate construction	6.97	4,137	7,721	3,172	942	—
Retail real estate	3.98	83,578	6,369	13,225	3,265	2,797
Retail other	2.80	391	—	18	—	—
Total Florida		$174,697	$38,301	$29,815	$24,282	$7,551
Total		$1,594,150	$209,424	$114,462	$88,581	$25,104

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	December 31, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$906	$279	$92	$975
Commercial real estate	567	3,736	—	4,597
Real estate construction	—	—	—	3,862
Retail real estate	483	123	103	3,936
Retail other	20	—	—	—
Total Illinois/Indiana	$1,976	$4,138	$195	$13,370

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,073
Real estate construction	—	—	—	—
Retail real estate	—	—	—	721
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,794
Total	$1,976	$4,138	$195	$17,164

	December 31, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$111	$80	$19	$2,039
Commercial real estate	216	59	139	9,295
Real estate construction	—	—	—	3,364
Retail real estate	1,154	294	46	2,855
Retail other	2	2	—	—
Total Illinois/Indiana	$1,483	$435	$204	$17,553

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	4,754
Real estate construction	—	—	—	—
Retail real estate	364	—	52	2,797
Retail other	—	3	—	—
Total Florida	$364	$3	$52	$7,551
Total	$1,847	$438	$256	$25,104

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

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, loan sales to outside parties or restructuring.  During the years ended December 31, 2013 and 2012, the Company sold problem loans from its portfolio, net of charge-offs, of $7.6 million and $22.1 million, respectively.

The gross interest income that would have been recorded in the years ended December 31, 2013, 2012 and 2011 if impaired loans had been current in accordance with their original terms was $1.3 million, $3.4 million, and $6.0 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant in 2013 and 2012 and $1.0 million for the year ended December 31, 2011.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals.  A summary of restructured loans as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$11,511	$22,023
30 — 89 days past due	380	28
Included in non-performing loans	5,919	6,458
Total	$17,810	$28,509

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

The following table shows performing loans, segregated by class and geography, modified as TDRs that occurred during the three and twelve months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013		Twelve Months Ended December 31, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)

Illinois/Indiana
Commercial	1	$98	1	$98
Commercial real estate	1	246	2	465
Real estate construction	—	—	—	—
Retail real estate	1	16	1	16
Retail other	—	—	—	—
Total Illinois/Indiana	3	$360	4	$579

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	87
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Florida	—	$—	1	$87
Total	3	$360	5	$666

	Three Months Ended		Twelve Months Ended
	December 31, 2012		December 31, 2012
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
	(dollars in thousands)
Illinois/Indiana
Commercial	1	$752	4	$2,032
Commercial real estate	1	600	2	2,669
Real estate construction	—	—	2	3,029
Retail real estate	—	—	9	1,476
Retail other	—	—	—	—
Total Illinois/Indiana	2	$1,352	17	$9,206

Florida
Commercial	—	$—	—	$—
Commercial real estate	1	571	1	571
Real estate construction	—	—	—	—
Retail real estate	1	178	3	880
Retail other	—	—	—	—
Total Florida	2	$749	4	$1,451
Total	4	$2,101	21	$10,657

The commercial TDR for the three and twelve months ended December 31, 2013 consisted of a short-term principal payment relief modification.  The commercial real estate TDR for the three months ended December 31, 2013 consisted of a modification for short-term principal payment relief. The commercial real estate TDRs for the twelve months ended December 31, 2013 consisted of two modifications for short-term principal payment relief totaling $0.5 million and one modification for short-term interest rate relief totaling $0.1 million.  The retail real estate TDR for the three and twelve months ended December 31, 2013 consisted of a modification for short-term interest rate relief.

The commercial TDRs for the three and twelve months ended December 31, 2012 consisted of short-term principal payment relief modifications.  The commercial real estate TDRs for the three months ended December 31, 2012 consisted of two modifications for short-term principal payment relief. The commercial real estate TDRs for the twelve months ended December 31, 2012 consisted of one modification for short-term interest rate relief totaling $2.0 million and two modifications for short-term principal payment relief totaling $1.2 million.  The real estate construction TDRs for the twelve months ended December 31, 2012 were a short-term principal payment relief modification totaling $0.2 million and a modification for a forbearance agreement totaling $2.8 million.  The retail real estate TDR for the three months ended December 31, 2012 consisted of a modification for short-term interest rate relief. The retail real estate TDRs for the twelve months ended December 31, 2012 consisted of four modification for short-term interest rate relief totaling $1.0 million and eight modifications for short-term principal payment relief totaling $1.4 million.

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2013 and 2012 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by class and geography, are shown below:

	Three Months Ended		Twelve Months Ended
	December 31, 2013		December 31, 2013
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	1,650
Real estate construction	—	—	1	222
Retail real estate	—	—	1	548
Retail other	—	—	—	—
Total Illinois/Indiana	—	$—	3	$2,420

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Florida	—	$—	—	$—
Total	—	$—	3	$2,420

	Three Months Ended		Twelve Months Ended
	December 31, 2012		December 31, 2012
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
	(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	5	$309
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	1	232	1	232
Retail other	—	—	—	—
Total Illinois/Indiana	1	$232	6	$541

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	3	1,287
Real estate construction	—	—	—	—
Retail real estate	1	142	4	778
Retail other	—	—	—	—
Total Florida	1	$142	7	$2,065
Total	2	$374	13	$2,606

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	December 31, 2013
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,825	$1,684	$602	$2,286	$485	$4,169
Commercial real estate	8,866	3,671	3,740	7,411	1,977	10,335
Real estate construction	4,932	2,292	1,570	3,862	468	5,889
Retail real estate	5,583	3,267	2,010	5,277	604	5,296
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$22,206	$10,914	$7,922	$18,836	$3,534	$25,689

Florida
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	7,108	3,946	1,319	5,265	416	6,662
Real estate construction	417	417	—	417	—	1,294
Retail real estate	10,346	9,005	537	9,542	337	11,079
Retail other	—	—	—	—	—	—
Total Florida	$17,871	$13,368	$1,856	$15,224	$753	$19,035
Total	$40,077	$24,282	$9,778	$34,060	$4,287	$44,724

	December 31, 2012
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$11,557	$7,214	$265	$7,479	$265	$10,109
Commercial real estate	17,656	12,020	1,288	13,308	634	14,607
Real estate construction	6,851	6,394	—	6,394	—	8,625
Retail real estate	6,251	4,666	530	5,196	140	5,206
Retail other	—	—	—	—	—	24
Total Illinois/Indiana	$42,315	$30,294	$2,083	$32,377	$1,039	$38,571

Florida
Commercial	$—	$—	$—	$—	$—	$271
Commercial real estate	9,533	5,988	585	6,573	235	6,506
Real estate construction	2,597	2,597	—	2,597	—	3,989
Retail real estate	16,518	12,673	1,373	14,046	483	15,254
Retail other	—	—	—	—	—	—
Total Florida	$28,648	$21,258	$1,958	$23,216	$718	$26,020
Total	$70,963	$51,552	$4,041	$55,593	$1,757	$64,591

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2013 and December 31, 2012.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of December 31, 2013 and 2012, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of December 31, 2013, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of December 31, 2013 and 2012, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  As of December 31, 2013, the Company believed this minimum additional amount remained adequate.

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

During the fourth quarter of 2013, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Management & Staff, Loan Underwriting, Policy and Procedures, Impact of Competition, Legal & Regulatory Issues,  Nature and Volume of Loan Portfolio and Net Charge-Off Trend.  Adjustments to increase qualitative factors were made to offset decreasing quantitative factors and represent managements evaluation of risk in a period of loan growth and economic stability.  The adjustment of the qualitative factors increased our allowance requirements by $5.0 million at December 31, 2013 compared to the method used for September 30, 2013.  The Company will continue to monitor its qualitative factors on a quarterly basis.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Balance, beginning of year	$48,012	$58,506	$76,038
Provision for loan losses	7,500	16,500	20,000
Recoveries applicable to loan balances previously charged-off	2,724	3,069	7,881
Loan balances charged-off	(10,669)	(30,063)	(45,413)

Balance, end of year	$47,567	$48,012	$58,506

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2013
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	2,681	2,143	847	616	63	6,350
Charged-off	(964)	(1,361)	(1,212)	(2,187)	(511)	(6,235)
Recoveries	138	574	378	323	342	1,755
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	414	2,225	(1,419)	(51)	(19)	1,150
Charged-off	—	(2,543)	(56)	(1,828)	(7)	(4,434)
Recoveries	75	(11)	328	552	25	969
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

	Year Ended December 31, 2012
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	1,428	10,058	(270)	4,397	278	15,891
Charged-off	(4,176)	(14,016)	(1,883)	(3,264)	(636)	(23,975)
Recoveries	202	376	328	504	216	1,626
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(811)	(619)	(555)	2,626	(32)	609
Charged-off	(246)	(1,858)	(336)	(3,646)	(2)	(6,088)
Recoveries	555	126	270	474	18	1,443
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

	Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$11,827	$19,504	$7,186	$5,199	$2,473	$46,189
Provision for loan loss	2,565	9,604	1,478	4,463	(2,743)	15,367
Charged-off	(6,779)	(10,643)	(4,983)	(3,973)	(634)	(27,012)
Recoveries	1,530	140	671	784	1,368	4,493
Ending Balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037

Florida
Beginning balance	$2,013	$13,291	$4,717	$9,748	$80	$29,849
Provision for loan loss	3,841	(2,130)	195	2,773	(46)	4,633
Charged-off	(3,947)	(3,655)	(2,573)	(8,192)	(34)	(18,401)
Recoveries	32	907	597	1,831	21	3,388
Ending Balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$485	$1,977	$468	$604	$—	$3,534
Loans collectively evaluated for impairment	7,967	14,402	2,072	6,258	216	30,915
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Loans:
Loans individually evaluated for impairment	$2,286	$7,411	$3,862	$5,277	$—	$18,836
Loans collectively evaluated for impairment	557,790	924,607	57,567	413,020	8,515	1,961,499
Ending Balance	$560,076	$932,018	$61,429	$418,297	$8,515	$1,980,335

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$416	$—	$337	$—	$753
Loans collectively evaluated for impairment	1,926	5,317	1,168	3,950	4	12,365
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

Loans:
Loans individually evaluated for impairment	$—	$5,265	$417	$9,542	$—	$15,224
Loans collectively evaluated for impairment	20,536	154,990	17,009	92,814	552	285,901
Ending Balance	$20,536	$160,255	$17,426	$102,356	$552	$301,125

	As of December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$265	$634	$—	$140	$—	$1,039
Loans collectively evaluated for impairment	6,332	14,389	2,527	7,970	322	31,540
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Loans:
Loans individually evaluated for impairment	$7,479	$13,308	$6,394	$5,196	$—	$32,377
Loans collectively evaluated for impairment	415,348	829,654	63,735	404,867	11,944	1,725,548
Ending Balance	$422,827	$842,962	$70,129	$410,063	$11,944	$1,757,925

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$235	$—	$483	$—	$718
Loans collectively evaluated for impairment	1,437	5,827	2,315	5,131	5	14,715
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

Loans:
Loans individually evaluated for impairment	$—	$6,573	$2,597	$14,046	$—	$23,216
Loans collectively evaluated for impairment	10,861	131,597	13,375	95,724	409	251,966
Ending Balance	$10,861	$138,170	$15,972	$109,770	$409	$275,182

Note 5.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets. These unpaid principal balances were $1.44 billion and $1.34 billion as of December 31, 2013 and 2012, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.  Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2013 and 2012, was $5.1 million and $5.3 million, respectively. The fair values of these servicing rights were $6.4 million and $8.6 million, respectively, at December 31, 2013 and 2012.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Mortgage servicing rights capitalized	$2,490	$2,794	$2,741
Mortgage servicing rights amortized	$2,650	$2,972	$2,530

Note 6.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2013	2012
	(dollars in thousands)

Land and improvements	$21,532	$22,732
Buildings and improvements	62,159	65,099
Furniture and equipment	33,622	41,626
	117,313	129,457
Less accumulated depreciation	51,486	58,390
Total premises and equipment	$65,827	$71,067

Depreciation expense was $5.5 million, $5.4 million, and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7: Goodwill and Other Intangible Assets

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

The Company’s remaining goodwill is associated with the operations of Busey Wealth Management and FirsTech.  Based upon interim impairment testing in the third quarter of 2009, the $208.2 million of goodwill associated with Busey Bank and the parent company was determined to be impaired and written off.

Based on the impairment testing performed at December 31, 2013, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments. Busey Wealth Management and FirsTech have sustained quarterly and annual profits. However, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually. The evaluation may result in further impairment.

There were no changes in the carrying amount of goodwill by operating segment during 2013 or 2012. The carrying amount of goodwill by operating segment, in thousands, at December 31, 2013 and 2012 is as follows:

Goodwill:
FirsTech	$8,992
Busey Wealth Management	11,694
Total Goodwill	$20,686

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2012	Amortization	Balance at December 31, 2013
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangible assets	$8,174	$2,050	$6,124
Customer relationship intangible assets	4,529	1,082	3,447
	$12,703	$3,132	$9,571

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2013:
Gross carrying amount	$34,836	$11,320
Accumulated amortization	28,712	7,873
	$6,124	$3,447

Estimated amortization expense:
2014	$1,870	$1,014
2015	1,719	972
2016	1,644	929
2017	891	532
	$6,124	$3,447

Note 8.  Deposits

The composition of deposits is as follows:

	December 31,
	2013	2012
	(dollars in thousands)
Demand deposits, non-interest-bearing	$547,531	$611,043
Interest-bearing transaction deposits	61,384	66,295
Savings deposits	206,587	202,263
Money market deposits	1,471,265	1,409,492
Time deposits	582,371	691,199
Total	$2,869,138	$2,980,292

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $163.7 million and $202.4 million at December 31, 2013 and 2012, respectively.  National deposits of $0.5 million and $0.7 million are included in the balance of time deposits as of December 31, 2013 and 2012, respectively. The Company did not have any brokered deposits at December 31, 2013 or 2012.

As of December 31, 2013, the scheduled maturities of time deposits, in thousands, are as follows:

2014	$349,128
2015	112,585
2016	60,553
2017	41,076
2018	19,025
Thereafter	4
$582,371

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

	December 31,
	2013	2012
	(dollars in thousands)
Balance	$172,348	$139,024
Weighted average interest rate at end of period	0.13%	0.15%
Maximum outstanding at any month end	$172,348	$146,710
Average daily balance	$137,777	$132,150
Weighted average interest rate during period (1)	0.14%	0.21%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 10.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  At December 31, 2012, the Company had an operating line in the amount of $20.0 million from its primary correspondent bank.  The Company had no outstanding amounts on its operating line at December 31, 2012.  The line, which was collateralized by the outstanding shares of the Bank, matured on May 31, 2013 and was not renewed.

Note 11.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2013	2012
	(dollars in thousands)
Notes payable, Federal Home Loan Bank of Chicago, collateralized by all otherwise unpledged U.S. Treasury securities and obligations of U.S. government corporations and agencies, first mortgages on 1-4 family residential real estate loans and Federal Home Loan Bank stock.	$—	$7,000

As of December 31, 2012, funds borrowed from the Federal Home Loan Bank, listed above, consisted of fixed-rate advances maturing through May 2013, with interest rates ranging from 4.68% to 5.39%.  The weighted average rate on these long-term advances was 5.29% as of December 31, 2012.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2013:

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes, in which case the distributions on the trust preferred securities will also be deferred, for up to five years, but not beyond the stated maturity date in the table above. The Company does not expect to exercise this right.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which was extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of December 31, 2013, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

The Dodd-Frank Act required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Note 13.  Capital

Issuance of Preferred Stock Under Small Business Lending Fund

On August 25, 2011, the Company entered into the Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Series C Preferred Stock, having a liquidation preference of $1,000 per share, for aggregate proceeds of $72.7 million (which were used to partially finance the Company’s redemption of Series T Preferred Stock as described below).  The SBLF is a Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate is calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and will be based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, which ended December 31, 2013, the annual dividend rate also remained at 5%. For the 11th calendar quarter, beginning January 1, 2014 through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. In the third quarter of 2013, the Company had meaningful progress in commercial loan growth which led to the successful attainment of targets under the SBLF program.  The achievement of this important milestone under SBLF will yield a lower dividend rate in 2014 of 1%. After 4.5 years from issuance, the dividend rate will increase to 9%.

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

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  On November 23, 2011 the Treasury completed an auction to sell to an unrelated party its warrant in a private transaction.  At December 31, 2013, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding.

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

On March 1, 2011, the Company’s stockholders approved the conversion of the shares of the Series B Preferred Stock issued December 28, 2010, at $4.25 per share, the same price at which shares of common stock had been issued in a common stock issuance contemporaneous with the offering of Series B Preferred Stock, resulting in an additional 7,497,000 common shares outstanding.  Following the conversion, no shares of Series B Preferred Stock remained outstanding.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, Busey Bank sustained significant losses during 2008 and 2009 resulting in pressure on capital, which has been enhanced through injections by the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant retained earnings deficit and the Company’s desire to maintain a strong capital position at Busey Bank, dividends were not paid out of Busey Bank in 2011, 2012 or 2013.  Until such time as retained earnings have been restored, Busey Bank will not be permitted to pay dividends and we will need to request permission from Busey Bank’s primary regulator to receive any capital out of Busey Bank.  On January 22, 2013, with the approval of its primary regulator, Busey Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to Busey Bank’s charter.

The Company and the Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on the Company’s financial statements.  The Company, as a financial holding company, is required to be “well-capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  The Company believes, as of December 31, 2013, that it and the Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well-capitalized.”

			Minimum		Minimum
			Capital		To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2013:

Total Capital (to Risk Weighted Assets)
Consolidated	$449,407	18.21%	$197,422	8.00%	$246,777	10.00%
Busey Bank	$396,248	16.17%	$196,002	8.00%	$245,002	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$417,564	16.92%	$98,711	4.00%	$148,067	6.00%
Busey Bank	$364,625	14.88%	$98,001	4.00%	$147,001	6.00%

Tier I Capital (to Average Assets)
Consolidated	$417,564	12.02%	$138,896	4.00%	N/A	N/A
Busey Bank	$364,625	10.66%	$136,818	4.00%	$171,023	5.00%

As of December 31, 2012:

Total Capital (to Risk Weighted Assets)
Consolidated	$419,343	18.63%	$180,026	8.00%	$225,033	10.00%
Busey Bank	$406,597	18.14%	$179,278	8.00%	$224,097	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$390,304	17.34%	$90,013	4.00%	$135,020	6.00%
Busey Bank	$377,673	16.85%	$89,639	4.00%	$134,458	6.00%

Tier I Capital (to Average Assets)
Consolidated	$390,304	11.30%	$138,151	4.00%	N/A	N/A
Busey Bank	$377,673	10.99%	$137,488	4.00%	$171,859	5.00%

The Dodd-Frank Act required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the Bank’s capital positions and will monitor developments in this area.

Note 14.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Current	$4,020	$1,926	$2,194
Deferred	10,091	8,571	12,776

Total income tax expense	$14,111	$10,497	$14,970

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2013	2012	2011
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss

Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(3.5)%	(4.5)%	(2.6)%
State income taxes, net	4.5%	3.5%	2.1%
Income on bank owned life insurance	(0.9)%	(1.8)%	(1.0)%
Other, net	(2.2)%	(0.3)%	(0.1)%

	32.9%	31.9%	33.4%

Net deferred taxes at December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities:

	2013	2012
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$19,416	$19,597
Stock-based compensation	1,319	1,183
Loan adjustments	108	396
Deferred compensation	2,015	1,993
Accrued vacation	545	576
Employee costs	1,264	616
Other	1,780	1,423
	$26,447	$25,784

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(3,119)	$(9,479)
Other	(2,450)	(2,273)
Basis in premises and equipment	(2,590)	(2,215)
Mortgage servicing assets	(2,097)	(2,159)
Basis in core deposit and customer intangible assets	(3,908)	(5,185)
Deferred loan origination costs	(20)	(303)
	$(14,184)	$(21,614)
Net operating loss carryforward, net of valuation allowance	23,379	35,203
Net deferred tax assets	$35,642	$39,373

At December 31, 2013 and December 31, 2012, the Company had federal and Illinois net operating loss carryforwards of $23.4 million and $35.2 million, respectively.  These net operating loss carryforwards will expire in 2030.

At December 31, 2013, the Company also had Indiana and Florida net operating loss carryforwards of $1.5 million, which will begin to expire in 2030. Due to the uncertainty as to whether the Company will be able to realize the Indiana and Florida carryforwards, the Company has a full valuation allowance of $1.5 million related to these net operating loss carryforwards.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2013, although there is no guarantee that those assets will be recognizable in future periods.

Note 15.  Employee Benefit Plans

Employees’ Stock Ownership Plan

The First Busey Corporation Employees’ Stock Ownership Plan (“ESOP”) is available to all full-time employees who meet certain age and length of service requirements.  The ESOP trust fund is able to purchase common shares of the Company using the proceeds of bank borrowings which are generally secured by the common shares.  As of December 31, 2013 and 2012, the ESOP trust had no outstanding bank borrowings or debt.  Allocations of contributions and forfeitures are based on the eligible compensation of each participant.  Dividends on allocated shares of common stock are distributed directly to the participants.  All shares held by the ESOP, which were acquired prior to the issuance of FASB ASC Topic 718-40, “Employee Stock Ownership Plans” (ASC 718-40), are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC 718-40 for shares purchased prior to December 31, 1992.

In applicable years, as the ESOP made payments of principal on borrowings an appropriate percentage of stock was allocated to eligible employees’ accounts in accordance with appropriate regulations under the Internal Revenue Code.  Compensation expense for shares released was equal to the fair market value of the shares when released. During 2012 and 2011, $0.1 million of compensation expense was recognized for the ESOP, releasing 20,000 shares to participant accounts in each year. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits.”

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 543,471 worth $3.2 million and 594,504 worth $2.8 million at December 31, 2013 and 2012, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2013		2012
		Fair		Fair
	Shares	Value	Shares	Value
	(dollars in thousands)
Allocated shares	192,171	$1,115	212,146	$986

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately.  Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Employee benefits	$2,975	$3,024	$2,985
Interest on employee stock ownership plan debt	—	5	11

Total employer contributions	$2,975	$3,029	$2,996

The Company sponsors deferred compensation plans for executive officers for deferral of compensation. The deferred compensation expense reported was $0.2 million for the years ended December 31, 2013, December 31, 2012 and 2011. The deferred compensation liability was $4.8 million at December 31, 2013, $4.5 million at December 31, 2012, and $4.3 million at December 31, 2011.

Note 16.  Stock Incentive Plans

Overview

During the second quarter of 2010, the Company adopted the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 19, 2010. The Company no longer makes any additional grants under prior plans. The prior plans include:  the First Busey Corporation 1993 Restricted Stock Award Plan, the First Busey Corporation 1999 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, and the First Busey Corporation 2004 Stock Option Plan.

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

Stock Option Plan

A summary of the status of the Company’s stock option awards for the years ended December 31, 2013, 2012, and 2011, and the changes during the years ended on those dates is as follows:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	857,468	$17.01	1,017,922	$16.23	1,351,593	$16.09
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(161,089)	16.10	(160,454)	12.07	(333,671)	15.67
Outstanding at end of year	696,379	$17.22	857,468	$17.01	1,017,922	$16.23

Exercisable at end of year	696,379	$17.22	857,468	$17.01	1,017,922	$16.23

The following table summarizes information about stock options outstanding at December 31, 2013:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
$4.49-7.53	105,000	$6.01	6.00		105,000
17.12-19.74	591,379	19.21	1.38		591,379
	696,379	$17.22	2.08	$69	696,379	$69

The Company did not record any stock option compensation expense during 2013 or 2012, and recorded an insignificant amount of expense during 2011. As of December 31, 2013, the Company has no unrecognized stock option expense.

Restricted Stock Unit Plan

The Company grants restricted stock units (“RSUs”) to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have a requisite service period ranging from one to five years. In addition, all recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances. Upon vesting/delivery, shares are issued from treasury.

A summary of the changes in the Company’s restricted stock units for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	736,412	$4.92	455,352	$4.98	194,914	$4.75
Granted	351,452	5.02	266,258	4.83	250,728	5.16
Dividend equivalents earned	17,211	4.86	32,704	4.79	9,710	5.20
Vested	(156,795)	4.84	(9,925)	4.19	—	—
Forfeited	(28,352)	5.14	(7,977)	5.15	—	—
Outstanding at end of year	919,928	$4.97	736,412	$4.92	455,352	$4.98

The Company issued 111,012 and 6,804 treasury shares in conjunction with the vesting of RSUs in 2013 and 2012, respectively.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

On August 1, 2013, under the terms of the 2010 Equity Incentive Plan, the Company granted 338,294 RSUs to members of management. As the stock price on the grant date of August 1, 2013 was $5.04, total compensation cost to be recognized is $1,705,002. This cost will be recognized over a period of two or five years. Per the respective agreements, 14,881 RSUs vest over a requisite service period of two years and 323,413 RSUs vest over a requisite service period of five years.  Subsequent to each requisite service period, the awards will vest 100%.

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

A listing of RSUs granted in 2012 and 2011 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2012 and December 31, 2011.

Deferred Stock Unit Plan

The Company annually grants share-based awards in the form of restricted stock units with a deferred settlement date (“DSUs”) to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the next annual shareholder’s meeting, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

A summary of the changes in the Company’s deferred stock units for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	32,991	$4.77	22,771	$5.23	—	$—
Granted	28,800	5.04	31,897	4.77	22,426	5.23
Dividend equivalents earned	1,636	5.03	2,252	4.76	345	5.22
Vested	(34,373)	4.77	(23,929)	5.21	—	—
Forfeited	—	—	—	—	—	—
Non-vested at end of year	29,054	$5.05	32,991	$4.77	22,771	$5.23
Outstanding at end of year	87,356	$5.06	56,920	$4.96	22,771	$5.23

On August 1, 2013, under the terms of the 2010 Equity Incentive Plan, the Company granted 28,800 DSUs to directors. As the stock price on the grant date of August 1, 2013 was $5.04, total compensation cost to be recognized is $145,152. This cost will be recognized over the requisite service period of one year from the date of grant or the next annual shareholder’s meeting; whichever is earlier.  Subsequent to the requisite service period, the awards will vest 100%.

A listing of DSUs granted in 2012 and 2011 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2012 and December 31, 2011.

The Company recognized $1.1 million, $1.0 million and $0.4 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. As of December 31, 2013, there was $2.9 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.1 years.

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

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2013:

Balance at beginning of year	$29,714
Addition due to change in relationship	—
Deletion due to change in relationship	—
New loans/ advances	24,100
Repayments	(23,709)
Balance at end of year	$30,105

Total unused commitments to directors and executive officers were $7.5 million at December 31, 2013.

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

The Bank’s exposure to credit loss is represented by the contractual amount of those commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amount of the Bank’s exposure to off-balance-sheet risk follows:

	December 31,
	2013	2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$527,614	$483,373
Standby letters of credit	10,155	12,305

Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer’s obligation to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer.

As of December 31, 2013 and December 31, 2012, no amounts were recorded as liabilities for the Bank’s potential obligations under these guarantees.

As of December 31, 2013, the Bank had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2013, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was approximately $1.6 million, $2.5 million, and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2013 in thousands, are as follows:

2014	$1,274
2015	711
2016	112
2017	4
$2,101

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

Corporate debt securities were transferred to level 2 as of March 31, 2013 because the Company could no longer obtain evidence of unadjusted quoted prices.  There were no additional transfers between levels during the year ended December 31, 2013.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$—	$102,640	$—	$102,640
Obligations of U.S. government corporations and agencies	—	257,411	—	257,411
Obligations of states and political subdivisions	—	272,152	—	272,152
Residential mortgage-backed securities	—	177,735	—	177,735
Corporate debt securities	—	25,506	—	25,506
Mutual funds and other equity securities	5,866	—	—	5,866
	$5,866	$835,444	$—	$841,310

	Level 1	Level 2	Level 3	Total
December 31, 2012	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$—	$104,656	$—	$104,656
Obligations of U.S. government corporations and agencies	—	370,194	—	370,194
Obligations of states and political subdivisions	—	280,288	—	280,288
Residential mortgage-backed securities	—	217,715	—	217,715
Corporate debt securities	24,714	—	—	24,714
Mutual funds and other equity securities	3,930	—	—	3,930
	$28,644	$972,853	$—	$1,001,497

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$—	$—	$5,491	$5,491
OREO	—	—	1,134	1,134

December 31, 2012
Impaired loans	$—	$—	$2,284	$2,284
OREO	—	—	511	511

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
December 31, 2013	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
Impaired loans	$5,491	Appraisal of collateral	Appraisal adjustments	-0.4% to -100.0% (-36.0%)
OREO	1,134	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)

December 31, 2012
Impaired loans	2,284	Appraisal of collateral	Appraisal adjustments	-12.00% to -100.0% (-34.2%)
OREO	511	Appraisal of collateral	Appraisal adjustments	-51.7% to -61.30% (-53.4%)

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

Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.  The fair value of interest rate lock commitments are considered immaterial.  Loans held for sale are classified as level 2.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2013 and 2012, these items were insignificant.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$231,603	$231,603	$351,255	$351,255
Loans held for sale	13,840	14,103	40,003	40,971
Accrued interest receivable	11,148	11,148	12,275	12,275
Level 3 inputs:
Loans, net	2,233,893	2,236,841	1,985,095	2,006,588

Financial liabilities:
Level 2 inputs:
Deposits	$2,869,138	$2,870,870	$2,980,292	$2,987,524
Securities sold under agreements to repurchase	172,348	172,348	139,024	139,024
Long-term debt	—	—	7,000	7,120
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	673	673	1,128	1,128

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in Note 1. The Company accounts for intersegment revenue and transfers at current market value.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
As of December 31,	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$—	$—	$3,456,555	$3,567,637
FirsTech	8,992	8,992	27,253	26,401
Busey Wealth Management	11,694	11,694	28,548	26,653
All Other	—	—	27,219	(2,635)
Totals	$20,686	$20,686	$3,539,575	$3,618,056

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)

Interest Income:
Busey Bank	$108,413	$116,608	$132,501
FirsTech	51	62	66
Busey Wealth Management	242	251	255
All Other	(10)	(5)	(3)
Total interest income	$108,696	$116,916	$132,819

Interest Expense:
Busey Bank	$7,448	$13,466	$20,514
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	1,183	1,304	1,912
Total interest expense	$8,631	$14,770	$22,426

Other Income:
Busey Bank	$36,774	$39,908	$35,940
FirsTech	8,541	8,522	9,287
Busey Wealth Management	17,799	16,345	14,841
All Other	(531)	2,077	(1,053)
Total other income	$62,583	$66,852	$59,015

Net Income:
Busey Bank	$25,416	$19,162	$28,504
FirsTech	1,000	935	1,437
Busey Wealth Management	4,242	3,363	3,095
All Other	(1,932)	(1,103)	(3,163)
Total net income	$28,726	$22,357	$29,873

Note 21.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2013	2012
	(dollars in thousands)
ASSETS

Cash and due from subsidiary banks	$42,645	$5,152
Securities available for sale	201	201
Loans	—	68
Investments in subsidiaries:
Bank	400,442	432,912
Non-bank	25,646	23,605
Premises and equipment, net	521	757
Other assets	9,450	9,369
Total assets	$478,905	$472,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures owed to unconsolidated Trusts	55,000	55,000
Other liabilities	8,541	8,267
Total liabilities	63,541	63,267

Total stockholders’ equity	415,364	408,797
Total liabilities and stockholders’ equity	$478,905	$472,064

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$—	$—	$—
Non-bank	2,000	2,500	3,750
Interest and dividend income	46	49	63
Other income	4,669	6,231	2,424
Total operating income	6,715	8,780	6,237

Expense:
Salaries and employee benefits	5,139	4,718	3,620
Interest expense	1,220	1,351	1,963
Operating expense	2,163	2,469	2,623
Total expense	8,522	8,538	8,206

(Loss) income before income tax benefit and distributions (in excess of) less than net income of subsidiaries	(1,807)	242	(1,969)

Income tax benefit	1,875	1,155	2,556

Income before distributions less than net income of subsidiaries	68	1,397	587

Distributions less than (in excess of) net income (loss) of subsidiaries:
Bank	26,416	20,097	29,941
Non-bank	2,242	863	(655)

Net income	$28,726	$22,357	$29,873

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,726	$22,357	$29,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100	98	120
Distributions less than net income of subsidiaries	(28,658)	(20,960)	(29,286)
Stock-based compensation	1,079	991	488
Fair value adjustment on employee stock ownership plan shares allocated	—	(322)	(318)
Changes in assets and liabilities:
(Increase) decrease in other assets	(62)	125	1,479
Increase (decrease) in other liabilities	381	1,435	(22,630)

Net cash provided by (used in) operating activities	1,566	3,724	(20,274)

Cash Flows from Investing Activities
Securities purchased under agreements to resell, net	—	—	10,909
Decrease in loans	68	95	85
Proceeds from sales of premises and equipment	226	—	—
Purchases of premises and equipment	(90)	(11)	(5)

Net cash provided by investing activities	204	84	10,989

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	50,000	—	—
Repurchase of Series T Preferred Stock	—	—	(100,000)
Proceeds from issuance of Series C Preferred stock	—	—	72,664
Shares surrendered upon vesting of restricted stock units to cover tax obligations	(237)	—	—
Cash dividends paid	(14,040)	(24,427)	(18,343)
Net cash provided by (used in) financing activities	35,723	(24,427)	(45,679)

Net increase (decrease) in cash and due from subsidiary banks	37,493	(20,619)	(54,964)
Cash and due from subsidiary banks, beginning	5,152	25,771	80,735

Cash and due from subsidiary banks, ending	$42,645	$5,152	$25,771

Note 22.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2013
	December 31	September 30	June 30	March 31

Interest income	$26,885	$27,236	$27,460	$27,115
Interest expense	1,881	2,003	2,215	2,532
Net interest income	25,004	25,233	25,245	24,583
Provision for loan losses	1,500	2,000	2,000	2,000
Non-interest income	14,529	15,630	15,783	16,641
Non-interest expense	27,585	27,358	27,801	29,567
Income before income taxes	10,448	11,505	11,227	9,657
Income taxes	3,528	3,572	3,787	3,224
Net income	$6,920	$7,933	$7,440	$6,433
Preferred stock dividends	908	909	908	908
Net income available to common stockholders	$6,012	$7,024	$6,532	$5,525

Basic earnings per share	$0.07	$0.08	$0.08	$0.06
Diluted earnings per share	$0.07	$0.08	$0.08	$0.06

	2012
	December 31	September 30	June 30	March 31

Interest income	$28,584	$29,011	$29,225	$30,096
Interest expense	2,955	3,466	3,951	4,398
Net interest income	25,629	25,545	25,274	25,698
Provision for loan losses	3,500	3,500	4,500	5,000
Non-interest income	17,613	15,589	15,770	17,880
Non-interest expense	32,269	30,394	29,779	27,202
Income before income taxes	7,473	7,240	6,765	11,376
Income taxes	2,556	2,331	1,877	3,733
Net income	$4,917	$4,909	$4,888	$7,643
Preferred stock dividends	908	909	908	908
Net income available to common stockholders	$4,009	$4,000	$3,980	$6,735

Basic earnings per share	$0.05	$0.05	$0.05	$0.08
Diluted earnings per share	$0.05	$0.05	$0.05	$0.08