Form 10-Q
period 2014-03-31
FIRST BUSEY CORP /NV/
filed 2014-05-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 W. University Ave.
Champaign, Illinois	61820
(Address of principal	(Zip code)
executive offices)

Registrant’s telephone number, including area code:  (217) 365-4544

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, $.001 par value	86,822,330

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(Unaudited)

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2014 $180,595; 2013 $118,228)	$288,554	$231,603
Securities available for sale, at fair value	852,836	841,310
Securities held to maturity, at amortized cost	1,857	834
Loans held for sale	7,046	13,840
Loans (net of allowance for loan losses 2014 $47,426; 2013 $47,567)	2,178,160	2,233,893
Premises and equipment	65,029	65,827
Goodwill	20,686	20,686
Other intangible assets	8,824	9,571
Cash surrender value of bank owned life insurance	41,067	40,674
Other real estate owned (OREO)	1,937	2,133
Deferred tax asset, net	32,356	35,642
Other assets	43,709	43,562
Total assets	$3,542,061	$3,539,575
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest-bearing	$578,081	$547,531
Interest-bearing	2,349,092	2,321,607
Total deposits	$2,927,173	$2,869,138

Securities sold under agreements to repurchase	117,238	172,348
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	22,316	27,725
Total liabilities	$3,121,727	$3,124,211
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	593,164	593,144
Accumulated deficit	(221,524)	(225,722)
Accumulated other comprehensive income	4,935	4,456
Total stockholders’ equity before treasury stock	$449,327	$444,630

Common stock shares held in treasury at cost — 2014 1,467,852; 2013 1,482,777	(28,993)	(29,266)
Total stockholders’ equity	$420,334	$415,364
Total liabilities and stockholders’ equity	$3,542,061	$3,539,575

Common shares outstanding at period end	86,819,280	86,804,355

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$22,533	$22,961
Interest and dividends on investment securities:
Taxable interest income	2,880	3,171
Non-taxable interest income	838	983
Total interest income	$26,251	$27,115
Interest expense:
Deposits	$1,362	$2,097
Securities sold under agreements to repurchase	39	44
Short-term borrowings	—	9
Long-term debt	—	81
Junior subordinated debt owed to unconsolidated trusts	293	301
Total interest expense	$1,694	$2,532
Net interest income	$24,557	$24,583
Provision for loan losses	1,000	2,000
Net interest income after provision for loan losses	$23,557	$22,583
Other income:
Trust fees	$5,617	$5,208
Commissions and brokers’ fees, net	671	540
Remittance processing	2,350	2,098
Service charges on deposit accounts	2,695	2,727
Other service charges and fees	1,488	1,439
Gain on sales of loans	981	3,497
Security gains, net	43	—
Other	1,141	1,132
Total other income	$14,986	$16,641
Other expense:
Salaries and wages	$12,249	$13,560
Employee benefits	2,893	3,227
Net occupancy expense of premises	2,243	2,182
Furniture and equipment expense	1,204	1,254
Data processing	2,812	2,639
Amortization of intangible assets	747	783
Regulatory expense	555	646
OREO expense	20	543
Other	3,895	4,733
Total other expense	$26,618	$29,567
Income before income taxes	$11,925	$9,657
Income taxes	4,038	3,224
Net income	$7,887	$6,433
Preferred stock dividends	182	908
Net income available to common stockholders	$7,705	$5,525
Basic earnings per common share	$0.09	$0.06
Diluted earnings per common share	$0.09	$0.06
Dividends declared per share of common stock	$0.04	$—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)

Net income	$7,887	$6,433
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$857	$(1,480)
Reclassification adjustment for (gains) included in net income	(43)	—
Other comprehensive income (loss), before tax	$814	$(1,480)
Income tax expense (benefit) related to items of other comprehensive income	335	(609)
Other comprehensive income (loss), net of tax	$479	$(871)
Comprehensive income	$8,366	$5,562

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional	Retained	Other
	Preferred	Common	Paid-in	Earnings	Comprehensive	Treasury
	Stock	Stock	Capital	(Deficit)	Income	Stock	Total
Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$408,797

Net income	—	—	—	6,433	—	—	6,433
Other comprehensive loss	—	—	—	—	(871)	—	(871)
Issuance of treasury stock for employee stock purchase plan	—	—	(96)	—	—	129	33
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(253)	—	—	223	(30)
Stock based employee compensation	—	—	251	—	—	—	251
Preferred stock dividends	—	—	—	(908)	—	—	(908)

Balance, March 31, 2013	$72,664	$88	$594,313	$(234,796)	$12,671	$(31,235)	$413,705

Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	7,887	—	—	7,887
Other comprehensive income	—	—	—	—	479	—	479
Issuance of treasury stock for employee stock purchase plan	—	—	(104)	—	—	148	44
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(135)	—	—	125	(10)
Cash dividends common stock at $0.04 per share	—	—	—	(3,472)	—	—	(3,472)
Stock dividend equivalents restricted stock units at $0.04 per share	—	—	35	(35)	—	—	—
Stock based employee compensation	—	—	224	—	—	—	224
Preferred stock dividends	—	—	—	(182)	—	—	(182)

Balance, March 31, 2014	$72,664	$88	$593,164	$(221,524)	$4,935	$(28,993)	$420,334

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$7,887	$6,433
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	224	251
Depreciation and amortization	2,141	2,189
Provision for loan losses	1,000	2,000
Provision for deferred income taxes	2,952	2,415
Amortization of security premiums and discounts, net	1,786	2,549
Net security gains	(43)	—
Gain on sales of loans, net	(981)	(3,497)
Net gain on disposition of premises and equipment	(2)	—
Net (gains) loss on sales of OREO properties	(63)	51
Increase in cash surrender value of bank owned life insurance	(393)	(328)
Change in assets and liabilities:
(Increase) decrease in other assets	(229)	1,257
Decrease in other liabilities	(5,288)	(1,924)
Decrease in interest payable	(76)	(165)
Decrease (increase) in income taxes receivable	82	(277)
Net cash provided by operating activities before activities for loans originated for sale	$8,997	$10,954

Loans originated for sale	(42,055)	(130,546)
Proceeds from sales of loans	49,830	143,213
Net cash provided by operating activities	$16,772	$23,621

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	59,125	2,295
Proceeds from maturities of securities classified available for sale	54,582	56,705
Purchase of securities classified available for sale	(126,159)	(14,111)
Purchase of securities classified held to maturity	(1,026)	—
Net decrease in loans	54,417	774
Proceeds from disposition of premises and equipment	2	462
Proceeds from sale of OREO properties	575	1,014
Purchases of premises and equipment	(596)	(937)
Net cash provided by investing activities	$40,920	$46,202

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(22,871)	$(29,338)
Net increase in demand, money market and savings deposits	80,906	65,991
Cash dividends paid	(3,654)	(908)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(12)	—
Principal payments on long-term debt	—	(1,000)
Net decrease in securities sold under agreements to repurchase	(55,110)	(8,215)
Net cash (used in) provided by financing activities	$(741)	$26,530
Net increase in cash and due from banks	$56,951	$96,353
Cash and due from banks, beginning	$231,603	$351,255
Cash and due from banks, ending	$288,554	$447,608
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,770	$2,697
Income taxes	$1,100	$1,110
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$316	$247

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2014 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

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

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2014:
Available for sale
U.S. Treasury securities	$50,464	$217	$(11)	$50,670
Obligations of U.S. government corporations and agencies	229,335	2,201	(291)	231,245
Obligations of states and political subdivisions	252,019	3,177	(1,474)	253,722
Residential mortgage-backed securities	266,556	3,694	(796)	269,454
Corporate debt securities	42,716	157	(117)	42,756
Total debt securities	841,090	9,446	(2,689)	847,847
Mutual funds and other equity securities	3,357	1,632	—	4,989
Total	$844,447	$11,078	$(2,689)	$852,836

Held to maturity
Obligations of states and political subdivisions	$831	$5	$—	$836
Commercial mortgage-backed securities	1,026	—	(3)	1,023
Total	$1,857	$5	$(3)	$1,859

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2013:
Available for sale
U.S. Treasury securities	$102,463	$244	$(67)	$102,640
Obligations of U.S. government corporations and agencies	254,998	2,741	(328)	257,411
Obligations of states and political subdivisions	272,077	2,887	(2,812)	272,152
Residential mortgage-backed securities	174,699	3,571	(535)	177,735
Corporate debt securities	25,384	155	(33)	25,506
Total debt securities	829,621	9,598	(3,775)	835,444
Mutual funds and other equity securities	4,114	1,752	—	5,866
Total	$833,735	$11,350	$(3,775)	$841,310

Held to maturity
Obligations of states and political subdivisions	$834	$1	$(4)	$831
Total	$834	$1	$(4)	$831

The amortized cost and fair value of debt securities available for sale and held to maturity as of March 31, 2014, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)		(dollars in thousands)
Due in one year or less	$130,245	$131,111	$—	$—
Due after one year through five years	374,490	377,005	319	320
Due after five years through ten years	165,832	168,511	1,538	1,539
Due after ten years	170,523	171,220	—	—
Total	$841,090	$847,847	$1,857	$1,859

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Gross security gains	$57	$—
Gross security (losses)	(14)	—
Net security gains	$43	$—

The tax provision for the net realized gains and losses was insignificant for the three months ended March 31, 2014 and there was no tax provision related to net realized gains and losses for the three months ended March 31, 2013.

Investment securities with carrying amounts of $362.4 million and $428.7 million on March 31, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2014:
Available for sale
U.S. Treasury securities	$851	$11	$—	$—	$851	$11
Obligations of U.S. government corporations and agencies	25,992	291	—	—	25,992	291
Obligations of states and political subdivisions	73,682	1,259	5,332	215	79,014	1,474
Residential mortgage-backed securities	111,493	796	—	—	111,493	796
Corporate debt securities	18,006	117	—	—	18,006	117
Total temporarily impaired securities	$230,024	$2,474	$5,332	$215	$235,356	$2,689

March 31, 2014:
Held to maturity
Obligations of states and political subdivisions (1)	$280	$—	$—	$—	$280	$—
Commercial mortgage-backed securities	1,023	3	—	—	1,023	3
Total temporarily impaired securities	$1,303	$3	$—	$—	$1,303	$3

(1) Unrealized losses existing for less than 12 months, gross, was less than one thousand dollars.

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2013:
Available for sale
U.S. Treasury securities	$25,830	$67	$—	$—	$25,830	$67
Obligations of U.S. government corporations and agencies	25,946	328	—	—	25,946	328
Obligations of states and political subdivisions	92,703	2,518	8,492	294	101,195	2,812
Residential mortgage-backed securities	53,543	535	—	—	53,543	535
Corporate debt securities	1,614	33	—	—	1,614	33
Total temporarily impaired securities	$199,636	$3,481	$8,492	$294	$208,128	$3,775

December 31, 2013:
Held to maturity
Obligations of states and political subdivisions	$597	$4	$—	$—	$597	$4
Total temporarily impaired securities	$597	$4	$—	$—	$597	$4

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell the security and it is more-likely-than-not it will have to sell the security before recovery of its cost basis.

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2014 was 212, and represented a loss of 1.1% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

The Company had available for sale obligations of state and political subdivisions with a fair value of $253.7 million and $272.2 million as of March 31, 2014 and December 31, 2013, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions totaling $0.8 million at March 31, 2014 and December 31, 2013.

As of March 31, 2014, the Company’s obligations of state and political subdivisions portfolios were comprised of $206.1 million of general obligation bonds and $48.4 million of revenue bonds issued by 255 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in twenty-four states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in twenty-one states, including two states where the aggregate fair value exceeded $5.0 million.

As of December 31, 2013, the Company’s obligations of state and political subdivisions portfolio was comprised of $223.5 million of general obligation bonds and $49.5 million of revenue bonds issued by 267 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in twenty-five states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in twenty-one states, including two states where the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

		Average Exposure
March 31, 2014:	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	75	$935	$68,919	$70,109
Wisconsin	41	981	39,996	40,203
Michigan	37	960	35,289	35,520
Pennsylvania	11	1,287	14,112	14,153
Ohio	11	1,012	11,220	11,129
Texas	7	1,051	7,474	7,355
Iowa	3	2,049	6,123	6,146
Other	25	861	20,986	21,528
Total general obligations bonds	210	$982	$204,119	$206,143

		Average Exposure
December 31, 2013:	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	82	$1,022	$82,884	$83,804
Wisconsin	41	1,052	43,117	43,122
Michigan	37	956	35,350	35,365
Pennsylvania	11	1,285	14,132	14,133
Ohio	12	952	11,709	11,426
Texas	7	1,039	7,510	7,270
Iowa	3	2,020	6,126	6,060
Other	26	857	21,865	22,290
Total general obligations bonds	219	$1,020	$222,693	$223,470

The general obligation bonds are diversified across many issuers, with $3.4 million and $5.0 million being the largest exposure to a single issuer at March 31, 2014 and December 31, 2013, respectively.  Accordingly, as of March 31, 2014 and December 31, 2013, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 96.9% had been rated by at least one nationally recognized statistical rating organization and 3.1% were unrated, based on the fair value as of March 31, 2014.  Of the general obligation bonds in the Company’s portfolio, 96.4% had been rated by at least one nationally recognized statistical rating organization and 3.6% were unrated, based on the fair value as of December 31, 2013.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

		Average Exposure
March 31, 2014:	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	4	$1,803	$7,354	$7,213
Indiana	11	1,202	13,321	13,219
Other	30	933	28,056	27,983
Total revenue bonds	45	$1,076	$48,731	$48,415

		Average Exposure
December 31, 2013:	Number of	Per Issuer	Amortized	Fair
U.S. State	Issuers	(Fair Value)	Cost	Value
	(dollars in thousands)
Illinois	4	$1,780	$7,356	$7,121
Indiana	14	1,034	14,740	14,481
Other	30	930	28,122	27,911
Total revenue bonds	48	$1,032	$50,218	$49,513

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at March 31, 2014 and December 31, 2013.  Accordingly, as of March 31, 2014 and December 31, 2013, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of March 31, 2014 and December 31, 2013.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, contracts subject to annual state appropriation, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by Busey Bank, whose investment policy requires that state and political subdivision securities purchased be investment grade.  Busey Bank’s investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the Bank’s Total Risk Based Capital at the time of purchase and an aggregate 15% of Total Risk Based Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/MSAs in which an office of the Bank is located.  The investment policy states fixed income investments that are not OCC Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and, for well-capitalized institutions, most municipal revenue bonds) should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.  All securities in the Bank’s obligations of state and political subdivision securities portfolio are subject to such review.  Factors that may be considered as part of ongoing monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

As of March 31, 2014, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 4:  Loans

Geographic distributions of loans were as follows:

	March 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$482,926	$27,514	$21,405	$531,845
Commercial real estate	790,038	162,673	124,015	1,076,726
Real estate construction	54,610	10,994	9,382	74,986
Retail real estate	427,936	101,254	11,430	540,620
Retail other	7,848	519	88	8,455
Total	$1,763,358	$302,954	$166,320	$2,232,632

Less held for sale(1)				7,046
				$2,225,586

Less allowance for loan losses				47,426
Net loans				$2,178,160

(1)Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.1 million as of March 31, 2014 and insignificant as of December 31, 2013.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of its lending offices.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  Loans are graded on a scale of 1 through 10 with grades 2, 4 & 5 unused.  A description of the general characteristics of the grades is as follows:

•                  Grades 1, 3, 6-  These grades include loans which are all considered strong credits, with grade 1 being investment  or near investment grade.  A grade 3 loan is comprised of borrowers that exhibit credit fundamentals that exceed industry standards and loan policy guidelines. A grade 6 loan is comprised of borrowers that exhibit acceptable credit fundamentals.

•                  Grade 7- This grade includes loans on management’s “Watch List” and is intended to be utilized on a temporary basis for a pass grade borrower where a significant risk-modifying action is anticipated in the near future.

•                  Grade 8- This grade is for “Other Assets Specially Mentioned” loans that have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.1 billion at March 31, 2014 and December 31, 2013.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $151.5 million at March 31, 2014, a decline of  $10.4 million from $161.9 million at December 31, 2013.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, non-posted and clearings) and geography:

	March 31, 2014
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$439,328	$43,161	$9,724	$10,514	$1,604
Commercial real estate	5.57	792,255	70,087	26,888	20,261	4,562
Real estate construction	7.06	24,562	16,792	11,695	7,567	3,376
Retail real estate	3.44	410,802	9,359	5,012	3,999	1,633
Retail other	2.63	7,868	65	—	3	—
Total Illinois/Indiana		$1,674,815	$139,464	$53,319	$42,344	$11,175

Florida
Commercial	5.78	$23,559	$79	$3,186	$680	$10
Commercial real estate	6.05	112,870	23,344	10,849	12,992	2,618
Real estate construction	6.29	9,442	—	724	828	—
Retail real estate	3.82	76,137	12,155	9,758	2,507	537
Retail other	1.57	519	—	—	—	—
Total Florida		$222,527	$35,578	$24,517	$17,007	$3,165
Total		$1,897,342	$175,042	$77,836	$59,351	$14,340

	December 31, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$487,587	$46,992	$15,986	$8,536	$975
Commercial real estate	5.55	799,117	79,371	19,327	29,606	4,597
Real estate construction	7.11	21,585	16,376	11,920	7,686	3,862
Retail real estate	3.53	393,299	9,285	5,392	4,408	3,936
Retail other	2.64	8,451	60	—	4	—
Total Illinois/Indiana		$1,710,039	$152,084	$52,625	$50,240	$13,370

Florida
Commercial	5.89	$16,460	$174	$3,218	$684	$—
Commercial real estate	6.02	116,741	16,470	11,250	12,721	3,073
Real estate construction	6.64	7,886	7,961	743	836	—
Retail real estate	3.85	77,116	12,052	9,417	3,050	721
Retail other	1.72	552	—	—	—	—
Total Florida		$218,755	$36,657	$24,628	$17,291	$3,794
Total		$1,928,794	$188,741	$77,253	$67,531	$17,164

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$541	$1,524	$—	$1,604
Commercial real estate	896	12	—	4,562
Real estate construction	—	48	—	3,376
Retail real estate	964	—	—	1,633
Retail other	20	—	—	—
Total Illinois/Indiana	$2,421	$1,584	$—	$11,175

Florida
Commercial	$—	$—	$—	$10
Commercial real estate	—	—	—	2,618
Real estate construction	—	—	—	—
Retail real estate	—	—	—	537
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,165
Total	$2,421	$1,584	$—	$14,340

	December 31, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$906	$279	$92	$975
Commercial real estate	567	3,736	—	4,597
Real estate construction	—	—	—	3,862
Retail real estate	483	123	103	3,936
Retail other	20	—	—	—
Total Illinois/Indiana	$1,976	$4,138	$195	$13,370

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,073
Real estate construction	—	—	—	—
Retail real estate	—	—	—	721
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,794
Total	$1,976	$4,138	$195	$17,164

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The following loans are assessed for impairment by the Company: loans 60 days or more past due and over $0.25 million, loans graded 8 over $0.5 million and loans graded 9 or 10.

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

The gross interest income that would have been recorded in the three months ended March 31, 2014 if impaired loans had been current in accordance with their original terms was $0.3 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2014.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$11,651	$11,511
30 – 89 days past due	—	380
Included in non-performing loans	4,630	5,919
Total	$16,281	$17,810

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

The following table shows performing loans, segregated by category and geography, modified as TDRs that occurred during the three months ended March 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	1	25	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	1	$25	—	$—

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Florida	—	$—	—	$—
Total	1	$25	—	$—

The retail real estate TDR for the three months ended March 31, 2014 consisted of a modification for short-term interest rate relief.

The gross interest income that would have been recorded in the three months ended March 31, 2014 and 2013 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by category and geography, are shown below:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	1,700
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	—	$—	1	$1,700

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	3	407
Retail other	—	—	—	—
Total Florida	—	$—	3	$407
Total	—	$—	4	$2,107

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	March 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,763	$1,815	$940	$2,755	$805	$3,224
Commercial real estate	8,933	4,115	3,236	7,351	1,798	9,144
Real estate construction	3,376	1,810	1,566	3,376	464	5,285
Retail real estate	2,942	2,106	632	2,738	183	4,805
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$19,014	$9,846	$6,374	$16,220	$3,250	$22,458

Florida
Commercial	$30	$10	$—	$10	$—	$2
Commercial real estate	4,880	3,485	1,308	4,793	405	6,306
Real estate construction	414	414	—	414	—	857
Retail real estate	9,929	8,764	537	9,301	337	10,130
Retail other	—	—	—	—	—	—
Total Florida	$15,253	$12,673	$1,845	$14,518	$742	$17,295
Total	$34,267	$22,519	$8,219	$30,738	$3,992	$39,753

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,825	$1,684	$602	$2,286	$485	$4,169
Commercial real estate	8,866	3,671	3,740	7,411	1,977	10,335
Real estate construction	4,932	2,292	1,570	3,862	468	5,889
Retail real estate	5,583	3,267	2,010	5,277	604	5,296
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$22,206	$10,914	$7,922	$18,836	$3,534	$25,689

Florida
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	7,108	3,946	1,319	5,265	416	6,662
Real estate construction	417	417	—	417	—	1,294
Retail real estate	10,346	9,005	537	9,542	337	11,079
Retail other	—	—	—	—	—	—
Total Florida	$17,871	$13,368	$1,856	$15,224	$753	$19,035
Total	$40,077	$24,282	$9,778	$34,060	$4,287	$44,724

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at March 31, 2014 and December 31, 2013.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of March 31, 2014 and December 31, 2013, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of March 31, 2014, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of March 31, 2014 and December 31, 2013, based upon a review of the differences between the rolling 12 and 20-quarter historical loss averages by region.  As of March 31, 2014, the Company believed this minimum additional amount remained adequate.

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

During the first quarter of 2014, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Net Charge-Off Trend.  Adjustments to increase this qualitative factor were made to offset decreasing quantitative factors and represent management’s evaluation of risk.  The adjustment of this factor increased our allowance requirements by $1.1 million at March 31, 2014 compared to the method used for December 31, 2013. The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	69	(617)	(553)	3,545	42	2,486
Charged-off	(674)	(284)	—	(1,275)	(101)	(2,334)
Recoveries	70	20	474	60	56	680
Ending Balance	$7,917	$15,498	$2,461	$9,192	$213	$35,281

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	256	(275)	(952)	(509)	(6)	(1,486)
Charged-off	(20)	—	—	(20)	—	(40)
Recoveries	129	271	17	130	6	553
Ending Balance	$2,291	$5,729	$233	$3,888	$4	$12,145

	For the Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	238	490	737	(404)	(6)	1,055
Charged-off	(183)	(847)	—	(272)	(136)	(1,438)
Recoveries	15	125	182	28	178	528
Ending Balance	$6,667	$14,791	$3,446	$7,462	$358	$32,724

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	23	270	29	629	(6)	945
Charged-off	—	(245)	(35)	(1,178)	(2)	(1,460)
Recoveries	25	19	17	63	7	131
Ending Balance	$1,485	$6,106	$2,326	$5,128	$4	$15,049

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of March 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$805	$1,798	$464	$183	$—	$3,250
Loans collectively evaluated for impairment	7,112	13,700	1,997	9,009	213	32,031
Ending Balance	$7,917	$15,498	$2,461	$9,192	$213	$35,281

Loans:
Loans individually evaluated for impairment	$2,755	$7,351	$3,376	$2,738	$—	$16,220
Loans collectively evaluated for impairment	501,576	906,702	60,616	429,742	7,936	1,906,572
Ending Balance	$504,331	$914,053	$63,992	$432,480	$7,936	$1,922,792

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$405	$—	$337	$—	$742
Loans collectively evaluated for impairment	2,291	5,324	233	3,551	4	11,403
Ending Balance	$2,291	$5,729	$233	$3,888	$4	$12,145

Loans:
Loans individually evaluated for impairment	$10	$4,793	$414	$9,301	$—	$14,518
Loans collectively evaluated for impairment	27,504	157,880	10,580	91,793	519	288,276
Ending Balance	$27,514	$162,673	$10,994	$101,094	$519	$302,794

	As of December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$485	$1,977	$468	$604	$—	$3,534
Loans collectively evaluated for impairment	7,967	14,402	2,072	6,258	216	30,915
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Loans:
Loans individually evaluated for impairment	$2,286	$7,411	$3,862	$5,277	$—	$18,836
Loans collectively evaluated for impairment	557,790	924,607	57,567	413,020	8,515	1,961,499
Ending Balance	$560,076	$932,018	$61,429	$418,297	$8,515	$1,980,335

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$416	$—	$337	$—	$753
Loans collectively evaluated for impairment	1,926	5,317	1,168	3,950	4	12,365
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

Loans:
Loans individually evaluated for impairment	$—	$5,265	$417	$9,542	$—	$15,224
Loans collectively evaluated for impairment	20,536	154,990	17,009	92,814	552	285,901
Ending Balance	$20,536	$160,255	$17,426	$102,356	$552	$301,125

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

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Balance at end of period	$117,238	$172,348
Weighted average interest rate at end of period	0.11%	0.13%
Maximum outstanding at any month end in year-to-date period	$130,957	$172,348
Average daily balance for the year-to-date period	$131,645	$137,777
Weighted average interest rate during period (1)	0.12%	0.14%

(1)The weighted average interest rate is computed by dividing total interest for the year-to-date period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)

Net income available to common stockholders	$7,705	$5,525
Shares:
Weighted average common shares outstanding	86,866	86,703

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	365	8

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,231	86,711

Basic earnings per common share	$0.09	$0.06

Diluted earnings per common share	$0.09	$0.06

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option or warrant, that option or warrant is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  If the total employee proceeds of a restricted stock unit exceed the average market price for the period, that restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At March 31, 2014, 482,430 outstanding options and 573,833 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At March 31, 2013, 656,279 outstanding options, 573,833 warrants, and 787,842 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company also has outstanding stock options granted prior to 2011.  Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of March 31, 2014, the Company held 1,467,852 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

A description of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel.  All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

A summary of the status of and changes in the Company’s stock option awards for the three months ended March 31, 2014 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	696,379	$17.22
Granted	—	—
Exercised	—	—
Forfeited	161,449	19.74
Outstanding at end of period	534,930	$16.46	2.42
Exercisable at end of period	534,930	$16.46	2.42

The Company did not record any stock option compensation expense for the three months ended March 31, 2014 or 2013.

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2014, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	919,928	29,054	948,982	$4.96
Granted	—	—	—	—
Dividend Equivalents Earned	6,731	211	6,942	5.50
Vested	(8,871)	—	(8,871)	5.23
Forfeited	(33,370)	—	(33,370)	4.73
Non-vested at end of period	884,418	29,265	913,683	$4.97
Outstanding at end of period	884,418	87,951	972,369	$4.99

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

The Company recognized $0.2 million and $0.3 million of compensation expense related to non-vested stock units for the three months ended March 31, 2014 and 2013.  As of March 31, 2014, there was $2.5 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.4 years.

Note 8:  Income Taxes

At March 31, 2014, the Company was under examination by the Illinois Department of Revenue for the Company’s 2011 income tax filing.

Note 9:  Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company is a party to legal actions which arise in the normal course of its business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company.

Credit Commitments and Contingencies

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The Company’s exposure to credit loss is represented by the contractual amount of those commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$587,671	$527,614
Standby letters of credit	20,331	10,155

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2014 and December 31, 2013, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,458,868	$3,456,555
FirsTech	8,992	8,992	27,482	27,253
Busey Wealth Management	11,694	11,694	28,467	28,548
All Other	—	—	27,244	27,219
Total	$20,686	$20,686	$3,542,061	$3,539,575

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Interest income:
Busey Bank	$26,181	$27,040
FirsTech	12	13
Busey Wealth Management	64	60
All Other	(6)	2
Total interest income	$26,251	$27,115

Interest expense:
Busey Bank	$1,410	$2,232
FirsTech	—	—
Busey Wealth Management	—	—
All Other	284	300
Total interest expense	$1,694	$2,532

Other income:
Busey Bank	$8,536	$10,497
FirsTech	2,387	2,129
Busey Wealth Management	4,541	4,103
All Other	(478)	(88)
Total other income	$14,986	$16,641

Net income:
Busey Bank	$7,279	$5,793
FirsTech	309	262
Busey Wealth Management	1,002	820
All Other	(703)	(442)
Total net income	$7,887	$6,433

Note 11: Derivative Financial Instruments

During the quarter ended March 31, 2014, the Company entered into loan agreements that settled in non-U.S. dollar denominations.  The foreign loan balance, gross, translated into U.S. dollars as of March 31, 2014 was $1.8 million.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain non-U.S. dollar denominated loans.  Due to the activity in the current quarter, the Company implemented a new accounting policy based on existing accounting standards. Because the foreign currency forward contracts do not meet hedge accounting requirements, gains and losses due to changes in their fair values are recognized in other income.

The notional amount and fair values of open foreign currency forward contracts were as follows:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Forward contracts — foreign exchange:
Notional amount	$1,759	$—
Other assets — estimated fair value	2	—
Other liabilities — estimated fair value	3	—

The amount of gains and losses relating to foreign currency forward contracts included in other income for the three months ended March 31, 2014 was insignificant.

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

As of March 31, 2014, the Company had no interest rate futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Note 12: Fair Value Measurements

The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

There were no transfers between levels during the quarter ended March 31, 2014.

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

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities.  The fair value of derivative assets and liabilities is determined based on prices obtained from a third party.  Values of derivative assets and liabilities are primarily based on observable inputs and are classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,670	$—	$50,670
Obligations of U.S. government corporations and agencies	—	231,245	—	231,245
Obligations of states and political subdivisions	—	253,722	—	253,722
Residential mortgage-backed securities	—	269,454	—	269,454
Corporate debt securities	—	42,756	—	42,756
Mutual funds and other equity securities	4,989	—	—	4,989
Derivative assets
Foreign currency forward contracts	—	2	—	2
Derivative liabilities
Foreign currency forward contracts	—	3	—	3

December 31, 2013
Securities available for sale
U.S. Treasury securities	$—	$102,640	$—	$102,640
Obligations of U.S. government corporations and agencies	—	257,411	—	257,411
Obligations of states and political subdivisions	—	272,152	—	272,152
Residential mortgage-backed securities	—	177,735	—	177,735
Corporate debt securities	—	25,506	—	25,506
Mutual funds and other equity securities	5,866	—	—	5,866

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2014
Impaired loans	$—	$—	$4,227	$4,227
OREO	—	—	1,137	1,137

December 31, 2013
Impaired loans	$—	$—	$5,491	$5,491
OREO	—	—	1,134	1,134

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
March 31, 2014
Impaired loans	$4,227	Appraisal of collateral	Appraisal adjustments	-1.7% to -100.0% (-41.7%)
OREO	1,137	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)
December 31, 2013

Impaired loans	$5,491	Appraisal of collateral	Appraisal adjustments	-0.4% to -100.0% (-36.0%)
OREO	1,134	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$288,554	$288,554	$231,603	$231,603
Securities held to maturity	1,857	1,859	834	831
Loans held for sale	7,046	7,206	13,840	14,103
Accrued interest receivable	11,907	11,907	11,148	11,148
Level 3 inputs:
Loans, net	2,178,160	2,177,082	2,233,893	2,236,841

Financial liabilities:
Level 2 inputs:
Deposits	$2,927,173	$2,928,283	$2,869,138	$2,870,870
Securities sold under agreements to repurchase	117,238	117,238	172,348	172,348
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	597	597	673	673

The fair value of loans, net reflects general changes in the interest rate curve used to calculate fair values based on cash flows.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at March 31, 2014 (unaudited), as compared with December 31, 2013 and March 31, 2013 (unaudited), and the results of operations for the three months ended March 31, 2014 and 2013 (unaudited), and the three months ended December 31, 2013.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

Operating Results

First Busey Corporation’s net income for the first quarter of 2014 was $7.9 million and net income available to common stockholders was $7.7 million, or $0.09 per fully-diluted common share.  Net income was $1.5 million higher than the first quarter of 2013, when the Company reported net income of $6.4 million and net income available to common stockholders of $5.5 million, or $0.06 per fully-diluted common share.  The Company reported net income of $6.9 million and net income available to common stockholders of $6.0 million, or $0.07 per fully-diluted common share for the fourth quarter of 2013. Net income available to common stockholders grew 28% on a linked-quarter basis.

Net income growth was led by a reduction in preferred dividends, credit costs and operating expenses.  Robust loan growth during 2013 pushed Small Business Lending Fund (“SBLF”) qualified credits above certain thresholds required to meaningfully reduce costs of the preferred stock dividend beginning in 2014.  Dividends paid on the preferred stock totaled $0.2 million for the first quarter of 2014 compared to $0.9 million for the fourth quarter of 2013 and the first quarter of 2013.  Provision for loan loss decreased to $1.0 million in the first quarter of 2014 compared to $1.5 million in the fourth quarter of 2013 and $2.0 million in the first quarter of 2013, signifying positive trends in asset quality and continued balance sheet strength.  In addition, the Company remains focused on cost control and productivity, which broadly reduced operating expenses from prior periods.

Net income was also positively influenced by an increase in trust fees and remittance processing fees for the first quarter of 2014.  The favorable performance in these business lines was particularly beneficial as the industry is experiencing a slowdown in mortgage production, which decreased gains on sales of loans during the first quarter of 2014.  Challenging market conditions within the mortgage industry also impacted loan volumes during the first quarter of 2014, as loans held for sale decreased to $7.0 million at March 31, 2014 from $13.8 million at December 31, 2013 and $30.8 million at March 31, 2013.

Net interest margin increased to 3.13% for the first quarter of 2014 as compared to 3.12% for the fourth quarter of 2013 and 3.10% for the first quarter of 2013.  Average loan balances for the three months ended March 31, 2014 increased compared to the three months ended December 31, 2013 and March 31, 2013, while a highly competitive loan environment and a prolonged period of low interest rates continued to put downward pressure on yields.

Busey Wealth Management’s net income of $1.0 million for the first quarter of 2014 declined slightly from $1.1 million for the fourth quarter of 2013, but rose from $0.8 million for the first quarter of 2013.  Assets under care increased to $5.0 billion as of March 31, 2014 compared to $4.3 billion at March 31, 2013.  FirsTech’s net income of $0.3 million for the first quarter of 2014 increased from $0.2 million in the fourth quarter of 2013 and also increased from the first quarter of 2013 by 18%.  FirsTech’s net income for the first quarter of 2014 was at its highest point in ten quarters.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators.  As of March 31, 2014, the Company significantly improved asset quality measures from prior periods and expects these levels to generally stabilize in 2014; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

SELECTED  FINANCIAL HIGHLIGHTS

(dollars in thousands)

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
ASSET QUALITY
Gross loans(1)	$2,232,632	$2,295,300	$2,060,680
Commercial loans(2)	1,683,557	1,751,740	1,508,068
Allowance for loan losses	47,426	47,567	47,773
Non-performing loans
Non-accrual loans	14,340	17,164	23,001
Loans 90+ days past due	—	195	204
Non-performing loans, segregated by geography
Illinois/ Indiana	11,175	13,565	16,458
Florida	3,165	3,794	6,747
Loans 30-89 days past due	4,005	6,114	7,132
Other non-performing assets	1,937	2,133	2,632
Non-performing assets to total loans and non-performing assets	0.7%	0.9%	1.3%
Allowance as a percentage of non-performing loans	330.7%	274.0%	205.9%
Allowance for loan losses to loans	2.1%	2.1%	2.3%

(1)         Includes loans held for sale.

(2)         Includes loans categorized as commercial, commercial real estate and real estate construction.

The total loan portfolio decreased to $2.233 billion at March 31, 2014 from $2.295 billion at December 31, 2013, but increased from $2.061 billion at March 31, 2013.  Average gross loan balances increased to $2.235 billion for the first quarter of 2014, up slightly from $2.221 billion in the fourth quarter of 2013 and also up compared to $2.037 billion for the first quarter of 2013.

Overview and Strategy

While adverse weather conditions and a significant slowdown across the mortgage industry created headwinds for the quarter, we experienced continued earnings growth and positive performance across a broad spectrum of our businesses.  Busey Wealth Management, Trevett Capital Partners and FirsTech all grew quarterly revenues by double digit percentages relative to the first quarter of the prior-year.  Net interest income held steady while we executed changes in our investment portfolio which we anticipate will support further net interest margin improvement in future quarters.  Although we did not increase our total loans in the first quarter, we experienced significant earnings momentum as a result of the SBLF qualified loan growth generated over the past year, which will continue to provide benefit in the form of reduced preferred stock dividends through 2015.  Comprehensive expense discipline drove further declines in operating costs and enhanced our efficiency ratio.  Sound asset quality management supported continued balance sheet strength while credit cost reductions drove benefits to our bottom line.  Increased earnings power enabled the Company to raise its dividend to common stockholders by 25% in April 2014 to $0.05 per common share from $0.04 per common share in recent quarters.

Economic Conditions of Markets

Our primary markets, which are in micro-urban communities in downstate Illinois, are distinct from the dense competitive landscapes of Chicago and the smaller rural populations of southern Illinois and they have strong industrial, academic or healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.

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

The State of Illinois, where the largest portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, recurring bill payment delays, and budget deficits.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

Southwest Florida has shown continuing signs of improvement in areas such as unemployment and home sales since 2011.  In addition, median sales prices of homes in Florida continue to be on the rise.  Although we have seen recent improvement in certain economic indicators, we expect it will take southwest Florida a number of years to return to peak economic strength.  In 2013, Hertz Global Holdings, a Fortune 500 company, announced its intent to move its headquarters from New Jersey to southwest Florida, building a new world headquarters in Lee County.  It is estimated that Hertz Global Holdings will spend $50.0 million to build the new headquarters and bring at least 700 jobs to the area.

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

The following table shows the consolidated average balance sheet, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods shown.  The table also shows, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities.  All average information is provided on a daily average basis.

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

							Change in income/
	2014			2013			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$187,256	$121	0.26%	$272,209	$162	0.24%	$(54)	$13	$(41)
Investment securities
U.S. Government obligations	333,720	1,054	1.28%	460,810	1,622	1.43%	(414)	(154)	(568)
Obligations of states and political subdivisions(1)	261,628	1,715	2.66%	280,165	1,885	2.73%	(122)	(48)	(170)
Other securities	226,862	1,279	2.29%	238,443	1,014	1.72%	(51)	316	265

Loans(1) (2)	2,235,314	22,596	4.10%	2,037,113	23,028	4.58%	2,127	(2,559)	(432)
Total interest-earning assets(1)	$3,244,780	$26,765	3.35%	$3,288,740	$27,711	3.42%	$1,486	$(2,432)	$(946)

Cash and due from banks	96,102			74,768
Premises and equipment	65,754			70,941
Allowance for loan losses	(48,005)			(48,740)
Other assets	149,080			173,028

Total Assets	$3,507,711			$3,558,737

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$47,935	$6	0.05%	$47,631	$9	0.08%	$—	$(3)	$(3)
Savings deposits	213,693	10	0.02%	209,267	20	0.04%	—	(10)	(10)
Money market deposits	1,477,024	420	0.12%	1,473,233	485	0.13%	1	(66)	(65)
Time deposits	569,487	926	0.66%	676,350	1,583	0.95%	(224)	(433)	(657)
Short-term borrowings:
Repurchase agreements	131,645	39	0.12%	130,093	44	0.14%	—	(5)	(5)
Other	—	—	—%	—	9	—%	—	(9)	(9)
Long-term debt	—	—	—%	6,022	81	5.45%	(40)	(41)	(81)
Junior subordinated debt owed to unconsolidated trusts	55,000	293	2.16%	55,000	301	2.22%	—	(8)	(8)
Total interest-bearing liabilities	$2,494,784	$1,694	0.28%	$2,597,596	$2,532	0.40%	$(263)	$(575)	$(838)

Net interest spread(1)			3.07%			3.02%

Noninterest-bearing deposits	568,145			522,256
Other liabilities	27,029			28,666
Stockholders’ equity	417,753			410,219

Total Liabilities and Stockholders’ Equity	$3,507,711			$3,558,737

Interest income / earning assets(1)	$3,244,780	$26,765	3.35%	$3,288,740	$27,711	3.42%
Interest expense / earning assets	$3,244,780	$1,694	0.22%	$3,288,740	$2,532	0.32%

Net interest margin(1)		$25,071	3.13%		$25,179	3.10%	$1,749	$(1,857)	$(108)

(1)         On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)         Non-accrual loans have been included in average loans.

(3)         Annualized.

Average earning assets decreased by $44.0 million for the three month period ended March 31, 2014 as compared to the same period of 2013.  Average loans increased $198.2 million for the three month period ended March 31, 2014 compared to the same period of 2013, while average interest-bearing bank deposits and investment securities decreased.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities, leading to a positive effect on net interest margin, which helped offset the downward pressure of a lower rate environment.

Average interest-bearing liability balances decreased $102.8 million for the three month period ended March 31, 2014 as compared to the same period of 2013.  Core deposits are an important low cost source of funding and maintaining adequate levels has allowed the Company to reduce more expensive non-core funding.

Interest income, on a tax-equivalent basis, decreased $0.9 million for the three month period ended March 31, 2014 as compared to the same period of 2013.  The interest income decline related to generally lower yields earned on assets due to a highly competitive loan environment and a prolonged period of low interest rates.  Interest expense decreased $0.8 million for the three month period ended March 31, 2014 as compared to the same period of 2013.  The interest expense decline was primarily a result of decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remains low and lower average balances on time deposits.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.13% for the three month period ended March 31, 2014 from 3.10% for the same period in 2013.

Quarterly net interest margins for 2014 and 2013 are as follows:

	2014	2013
First Quarter	3.13%	3.10%
Second Quarter	—	3.17%
Third Quarter	—	3.20%
Fourth Quarter	—	3.12%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.07% for the three month period ended March 31, 2014 compared to 3.02% for the same period in 2013.

We continue to experience downward pressure on our yield in interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.  The development of a stronger asset mix from increased loan balances, while actively bringing down interest expense and optimizing funding costs remains a focus.  We believe improvements in margin will be achieved through continued deployment of our liquid funds at higher yields as we expect to redeploy cash and securities into our loan portfolio as the economy continues to strengthen at improved yields.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended
	March 31,
	2014	2013	% Change
	(dollars in thousands)
Trust fees	$5,617	$5,208	7.9%
Commissions and brokers’ fees, net	671	540	24.3%
Remittance processing	2,350	2,098	12.0%
Service charges on deposit accounts	2,695	2,727	(1.2)%
Other service charges and fees	1,488	1,439	3.4%
Gain on sales of loans	981	3,497	(71.9)%
Security gains, net	43	—	100.0%
Other	1,141	1,132	0.8%
Total other income	$14,986	$16,641	(9.9)%

Total other income decreased $1.7 million for the three month period ended March 31, 2014 as compared to the same period in 2013, primarily from decreased gains on sales of loans as the industry is experiencing a general slowdown in mortgage production.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three month period ended March 31, 2014 as compared to the same period in 2013.  The increase was led by organic growth, which increased assets under care (“AUC”), and positive market trends.  AUC increased to $5.0 billion as of March 31, 2014 compared to $4.3 billion at March 31, 2013.  Continued growth in new AUC driven by our wealth management teams suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue increased for the three month period ended March 31, 2014 as compared to the same period in 2013.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees were steady for the three month period ended March 31, 2014 as compared to the same period in 2013.  Evolving regulation and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three month period ended March 31, 2014 as compared to the same period in 2013 due to market-based influences and rising interest rates. The Company anticipated total production to slow due to general industry conditions and took action in 2013 to right size expenses appropriate to lower levels of activity.  The Company is optimistic that mortgage production will increase from the first quarter to the second quarter of 2014 based on current pipelines and seasonally favorable conditions.

Security gains, net increased for the three month period ended March 31, 2014 as compared to the same period in 2013 due to sales activity in the security portfolio.

Other income was steady for the three month period ended March 31, 2014 as compared to the same period in 2013.

OTHER EXPENSE

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$12,249	$13,560	(9.7)%
Employee benefits	2,893	3,227	(10.4)%
Total compensation expense	$15,142	$16,787	(9.8)%

Net occupancy expense of premises	2,243	2,182	2.8%
Furniture and equipment expenses	1,204	1,254	(4.0)%
Data processing	2,812	2,639	6.6%
Amortization of intangible assets	747	783	(4.6)%
Regulatory expense	555	646	(14.1)%
OREO expense	20	543	(96.3)%
Other	3,895	4,733	(17.7)%
Total other expense	$26,618	$29,567	(10.0)%

Income taxes	$4,038	$3,224	25.2%
Effective rate on income taxes	33.9%	33.4%

Efficiency ratio	64.65%	68.83%

Total other expense decreased $2.9 million for the three months ended March 31, 2014 as compared to the same period in 2013, as the Company remains focused on cost control and productivity, which broadly reduced operating expenses.

Total compensation expense decreased for the three months ended March 31, 2014 as compared to the same period in 2013.  Full-time equivalent employees decreased to 822 at March 31, 2014 from 893 at March 31, 2013.  An ongoing commitment to seek sensible opportunities to reduce cost and enhance productivity resulted in personnel reductions throughout 2013 that have contributed to positive expense trends.

Combined occupancy expenses and furniture and equipment expenses were relatively steady for the three month period ended March 31, 2014 as compared to the same period in 2013.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased for the three month period ended March 31, 2014 as compared to the same period in 2013.  As the Company manages data processing expense, it continues to enhance its mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.  A portion of the increase in data processing expense was also related to supporting new sources of revenue growth at FirsTech.

Amortization of intangible assets expense decreased as we are now in the seventh year of amortization arising from our merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three months ended March 31, 2014 as compared to the same period in 2013.  We anticipate that our regulatory expenses will remain at current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three months ended March 31, 2014 as compared to the same period in 2013.  This expense fluctuates based on the management of commercial properties and the operating activity associated with the properties that we hold throughout the year.  The OREO balance at March 31, 2014 was $1.9 million compared to $2.6 million at March 31, 2013.

Other expense decreased for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of a widespread reduction in expenses due to an enhanced emphasis on cost control.

The effective rate of income taxes, or income taxes divided by income before taxes, of 33.9% and 33.4% for the three months ended March 31, 2014 and 2013, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax-preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we generally expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved for the three months ended March 31, 2014 to 64.65% as compared to 68.83% for the same period in 2013.  The process of examining appropriate avenues to improve efficiency is expected to continue as a focus in future periods.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2014	December 31, 2013	% Change
	(dollars in thousands)
Assets
Securities available for sale	$852,836	$841,310	1.4%
Securities held to maturity	1,857	834	122.7%
Loans, net, including loans held for sale	2,185,206	2,247,733	(2.8)%

Total assets	$3,542,061	$3,539,575	0.1%

Liabilities
Deposits:
Noninterest-bearing	$578,081	$547,531	5.6%
Interest-bearing	2,349,092	2,321,607	1.2%
Total deposits	$2,927,173	$2,869,138	2.0%

Securities sold under agreements to repurchase	$117,238	$172,348	(32.0)%

Total liabilities	$3,121,727	$3,124,211	(0.1)%

Stockholders’ equity	$420,334	$415,364	1.2%

First Busey’s balance sheet at March 31, 2014 increased slightly as compared with its balance sheet at December 31, 2013.

Securities available for sale increased by $11.5 million, or 1.4%, at March 31, 2014 compared to December 31, 2013 and securities held to maturity increased by $1.0 million, or 122.7% at March 31, 2014 compared to December 31, 2013. Net loans, including loans held for sale, decreased by $62.5 million, or 2.8%, during the same period due to normal seasonal slowness, which was amplified by extreme winter weather conditions across the Midwest.

Liabilities decreased by $2.5 million, or 0.1%, at March 31, 2014 compared to December 31, 2013.  Total deposits increased by $58.0 million, or 2.0%, at March 31, 2014 compared to December 31, 2013.  Securities sold under agreements to repurchase decreased by $55.1 million, or 32.0%, due to changing customer preferences and fluctuations in balances.  The Company remained strongly core deposit funded at 78.2% of total assets as of March 31, 2014, with ample liquidity and significant market share in the communities it serves.

Stockholders’ equity increased to $420.3 million at March 31, 2014 as compared to $415.4 million at December 31, 2013.  This increase was the result of first quarter earnings, partially offset by dividends paid on preferred and common stock.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	March 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$482,926	$27,514	$21,405	$531,845
Commercial real estate	790,038	162,673	124,015	1,076,726
Real estate construction	54,610	10,994	9,382	74,986
Retail real estate	427,936	101,254	11,430	540,620
Retail other	7,848	519	88	8,455
Total	$1,763,358	$302,954	$166,320	$2,232,632

Less held for sale(1)				7,046
				$2,225,586

Less allowance for loan losses				47,426
Net loans				$2,178,160

(1) Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of March 31, 2014 decreased $62.7 million from December 31, 2013; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) decreased $68.2 million from December 31, 2013.  The decline was a result of normal seasonal slowness in loan demand, which was amplified by extreme winter weather conditions across the Midwest and decreased line utilization.  The March 31, 2014 Illinois retail real estate portfolio includes balances from a purchase of $25.0 million in performing home equity lines of credit at a floating rate to support an optimal mix of earning asset growth.  Achieving meaningful organic growth remains a focus for us and our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators as discussed further below.

Allowance for loan losses

Our allowance for loan losses was $47.4 million, or 2.1% of loans, at March 31, 2014, compared to $47.6 million, or 2.1% of loans, at December 31, 2013.

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

As of March 31, 2014, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

Our provision for loan losses was $1.0 million during the first quarter of 2014 compared to $2.0 million in the same period of 2013.  The relative provision expenses during 2014 and 2013 were reflective of management’s assessment of the lower level of risk in the portfolio in 2014.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollars in thousands)
Non-accrual loans	$14,340	$17,164	$18,489	$20,274
Loans 90+ days past due and still accruing	—	195	199	771
Total non-performing loans	$14,340	$17,359	$18,688	$21,045

OREO	$1,937	$2,133	$2,156	$2,617

Total non-performing assets	$16,277	$19,492	$20,844	$23,662

Allowance for loan losses	$47,426	$47,567	$47,964	$48,491

Allowance for loan losses to loans	2.1%	2.1%	2.1%	2.3%
Allowance for loan losses to non-performing loans	330.7%	274.0%	256.7%	230.4%
Non-performing loans to loans, before allowance for loan losses	0.6%	0.8%	0.8%	1.0%
Non-performing loans and OREO to loans, before allowance for loan losses	0.7%	0.9%	0.9%	1.1%

We continue to drive positive trends across a range of credit indicators and expect these levels to generally stabilize in 2014.  Total non-performing assets were $16.3 million at March 31, 2014, compared to $19.5 million at December 31, 2013.

As of March 31, 2014, the Bank had charged-off $3.5 million of principal balance on loans that were on non-accrual status at March 31, 2014.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $3.5 million in loans, our non-accrual loans would have been that amount greater than the $14.3 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $43.0 million at March 31, 2014 were less than the $50.1 million reported at December 31, 2013.  The balance of potential problem loans is a reflection of continued economic challenges; however, we do not believe the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2014, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of March 31, 2014, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

Based upon the level of investment securities that reprice within 30 days and 90 days, as of March 31, 2014, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At March 31, 2014, the Company had outstanding standby letters of credit of $20.3 million and commitments to extend credit of $587.7 million.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business.

CAPITAL RESOURCES

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, Busey Bank sustained significant losses during 2008 and 2009 resulting in pressure on capital, which was relieved through injections of capital from the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant losses in the past and the Company’s desire to maintain a strong capital position at Busey Bank, no dividends have been paid from Busey Bank since 2009.  Until such time as retained earnings have been restored, Busey Bank will not be permitted to pay dividends and we will need to request permission from Busey Bank’s primary regulator to distribute any capital out of Busey Bank.  On January 22, 2013, with the approval of its primary regulator, Busey Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to Busey Bank’s charter.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  As of March 31, 2014, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2014:

Total Capital (to Risk Weighted Assets)
Consolidated	$457,415	18.64%	$196,302	8.00%	$245,378	10.00%
Busey Bank	$407,354	16.73%	$194,828	8.00%	$243,535	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$425,802	17.35%	$98,151	4.00%	$147,227	6.00%
Busey Bank	$375,968	15.44%	$97,414	4.00%	$146,121	6.00%

Tier I Capital (to Average Assets)
Consolidated	$425,802	12.32%	$138,206	4.00%	N/A	N/A
Busey Bank	$375,968	11.04%	$136,181	4.00%	$170,227	5.00%

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management continues to review the effect the Basel III Rules may have on the Company’s and the Bank’s capital positions and is working to position the Company to satisfy the new requirements.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the rules adopted by the federal bank regulatory agencies to implement Basel III); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey;  (xi) changes in accounting policies and practices; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $1.9 million securities classified as held to maturity at March 31, 2014.  First Busey had no securities classified as trading at March 31, 2014.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of March 31, 2014, First Busey had $852.8 million securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of March 31, 2014, although there is no guarantee that those assets will be recognizable in future periods.

We assess the likelihood that any deferred tax assets will be realized through the reduction of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more-likely-than-not. In making this assessment, we must make judgments and estimates regarding the ability to realize the asset through the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.  The Company’s evaluation gave consideration to the fact that all net operating loss carrybacks have been utilized.  Therefore, utilization of net operating loss carryforwards are dependent on implementation of tax strategies and continued profitability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in asset values due to movements in underlying market rates and prices.  Interest rate risk is the risk to earnings and capital arising from movements in interest rates.  Interest rate risk is the most significant market risk affecting First Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, have minimal impact or do not arise in the normal course of First Busey’s business activities.

The Bank has an asset-liability committee which meets at least quarterly to review current market conditions and attempts to structure the Bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of March 31, 2014 and December 31, 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2014	NA	NA	NA	NA	(2.67)%	(5.31)%	(8.35)%	(11.62)%

December 31, 2013	NA	NA	NA	NA	(3.55)%	(6.91)%	(10.62)%	(14.60)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2014	NA	NA	NA	NA	0.96%	1.55%	1.66%	1.27%

December 31, 2013	NA	NA	NA	NA	0.54%	0.63%	0.15%	(0.88)%

The risk is monitored and managed within approved policy limits.  The calculation of potential effects of hypothetical interest rate changes was based on numerous assumptions and should not be relied upon as indicative of actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of March 31, 2014, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2014, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of March 31, 2014, First Busey continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2014.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of March 31, 2014, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

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

101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  May 8, 2014