Form 10-Q
period 2014-06-30
FIRST BUSEY CORP /NV/
filed 2014-08-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2014

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. University Ave. Champaign, Illinois	61820
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (217) 365-4544

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2014
Common Stock, $.001 par value	86,831,027

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(Unaudited)

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2014 $74,361; 2013 $118,228)	$182,032	$231,603
Securities available for sale, at fair value	840,112	841,310
Securities held to maturity, at amortized cost	1,850	834
Loans held for sale	20,286	13,840
Loans (net of allowance for loan losses 2014 $47,428; 2013 $47,567)	2,256,354	2,233,893
Premises and equipment	64,562	65,827
Goodwill	20,686	20,686
Other intangible assets	8,092	9,571
Cash surrender value of bank owned life insurance	40,752	40,674
Other real estate owned (OREO)	1,622	2,133
Deferred tax asset, net	26,157	35,642
Other assets	44,944	43,562
Total assets	$3,507,449	$3,539,575
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$605,346	$547,531
Interest-bearing	2,256,182	2,321,607
Total deposits	$2,861,528	$2,869,138

Securities sold under agreements to repurchase	140,563	172,348
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	23,591	27,725
Total liabilities	$3,080,682	$3,124,211
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	593,279	593,144
Accumulated deficit	(217,906)	(225,722)
Accumulated other comprehensive income	7,420	4,456
Total stockholders’ equity before treasury stock	$455,545	$444,630

Common stock shares held in treasury at cost — 2014 1,456,105; 2013 1,482,777	(28,778)	(29,266)
Total stockholders’ equity	$426,767	$415,364
Total liabilities and stockholders’ equity	$3,507,449	$3,539,575

Common shares outstanding at period end	86,831,027	86,804,355

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$44,970	$46,161
Interest and dividends on investment securities:
Taxable interest income	6,275	6,454
Non-taxable interest income	1,662	1,960
Total interest income	$52,907	$54,575
Interest expense:
Deposits	$2,668	$3,921
Securities sold under agreements to repurchase	74	84
Short-term borrowings	—	15
Long-term debt	—	125
Junior subordinated debt owed to unconsolidated trusts	587	602
Total interest expense	$3,329	$4,747
Net interest income	$49,578	$49,828
Provision for loan losses	2,000	4,000
Net interest income after provision for loan losses	$47,578	$45,828
Other income:
Trust fees	$10,697	$9,921
Commissions and brokers’ fees, net	1,347	1,109
Remittance processing	4,726	4,183
Service charges on deposit accounts	5,806	5,750
Other service charges and fees	3,106	2,966
Gain on sales of loans	2,215	6,260
Security gains, net	40	—
Other	2,061	2,235
Total other income	$29,998	$32,424
Other expense:
Salaries and wages	$24,827	$26,341
Employee benefits	5,279	6,174
Net occupancy expense of premises	4,298	4,285
Furniture and equipment expense	2,357	2,476
Data processing	5,499	5,207
Amortization of intangible assets	1,480	1,566
Regulatory expense	1,056	1,263
OREO expense	71	601
Other	8,574	9,455
Total other expense	$53,441	$57,368
Income before income taxes	$24,135	$20,884
Income taxes	8,063	7,011
Net income	$16,072	$13,873
Preferred stock dividends	363	1,816
Net income available to common stockholders	$15,709	$12,057
Basic earnings per common share	$0.18	$0.14
Diluted earnings per common share	$0.18	$0.14
Dividends declared per share of common stock	$0.09	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$22,437	$23,200
Interest and dividends on investment securities:
Taxable interest income	3,395	3,283
Non-taxable interest income	824	977
Total interest income	$26,656	$27,460
Interest expense:
Deposits	$1,306	$1,824
Securities sold under agreements to repurchase	35	40
Short-term borrowings	—	6
Long-term debt	—	44
Junior subordinated debt owed to unconsolidated trusts	294	301
Total interest expense	$1,635	$2,215
Net interest income	$25,021	$25,245
Provision for loan losses	1,000	2,000
Net interest income after provision for loan losses	$24,021	$23,245
Other income:
Trust fees	$5,080	$4,713
Commissions and brokers’ fees, net	676	569
Remittance processing	2,376	2,085
Service charges on deposit accounts	3,111	3,023
Other service charges and fees	1,618	1,527
Gain on sales of loans	1,234	2,763
Security losses, net	(3)	—
Other	920	1,103
Total other income	$15,012	$15,783
Other expense:
Salaries and wages	$12,578	$12,781
Employee benefits	2,386	2,947
Net occupancy expense of premises	2,055	2,103
Furniture and equipment expense	1,153	1,222
Data processing	2,687	2,568
Amortization of intangible assets	733	783
Regulatory expense	501	617
OREO expense	51	58
Other	4,679	4,722
Total other expense	$26,823	$27,801
Income before income taxes	$12,210	$11,227
Income taxes	4,025	3,787
Net income	$8,185	$7,440
Preferred stock dividends	181	908
Net income available to common stockholders	$8,004	$6,532
Basic earnings per common share	$0.09	$0.08
Diluted earnings per common share	$0.09	$0.08
Dividends declared per share of common stock	$0.05	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$8,185	$7,440	$16,072	$13,873
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$4,222	$(11,737)	$5,079	$(13,217)
Reclassification adjustment for losses (gains) included in net income	3	—	(40)	—
Other comprehensive income (loss), before tax	$4,225	$(11,737)	$5,039	$(13,217)
Income tax expense (benefit) related to items of other comprehensive income	1,740	(4,833)	2,075	(5,442)
Other comprehensive income (loss), net of tax	$2,485	$(6,904)	$2,964	$(7,775)
Comprehensive income	$10,670	$536	$19,036	$6,098

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$408,797

Net income	—	—	—	13,873	—	—	13,873
Other comprehensive loss	—	—	—	—	(7,775)	—	(7,775)
Issuance of treasury stock for employee stock purchase plan	—	—	(167)	—	—	222	55
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(282)	—	—	249	(33)
Cash dividends common stock at $0.04 per share				(3,466)			(3,466)
Stock dividend equivalents restricted stock units at $0.04 per share			17	(17)			—
Stock-based employee compensation	—	—	395	—	—	—	395
Preferred stock dividends	—	—	—	(1,816)	—	—	(1,816)

Balance, June 30, 2013	$72,664	$88	$594,374	$(231,747)	$5,767	$(31,116)	$410,030

Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	16,072	—	—	16,072
Other comprehensive income	—	—	—	—	2,964	—	2,964
Issuance of treasury stock for employee stock purchase plan	—	—	(195)	—	—	280	85
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(229)	—	—	208	(21)
Cash dividends common stock at $0.09 per share	—	—	—	(7,813)	—	—	(7,813)
Stock dividend equivalents restricted stock units at $0.09 per share	—	—	80	(80)	—	—	—
Stock-based employee compensation	—	—	479	—	—	—	479
Preferred stock dividends	—	—	—	(363)	—	—	(363)

Balance, June 30, 2014	$72,664	$88	$593,279	$(217,906)	$7,420	$(28,778)	$426,767

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$16,072	$13,873
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	479	395
Depreciation and amortization	4,292	4,364
Provision for loan losses	2,000	4,000
Provision for deferred income taxes	7,415	4,636
Amortization of security premiums and discounts, net	3,697	4,737
Net security gains	(40)	—
Gain on sales of loans, net	(2,215)	(6,260)
Net gain on disposition of premises and equipment	(7)	—
Net (gains) loss on sales of OREO properties	(132)	18
Increase in cash surrender value of bank owned life insurance	(78)	(686)
Change in assets and liabilities:
Decrease in other assets	123	8,465
Decrease in other liabilities	(3,943)	(395)
Decrease in interest payable	(107)	(308)
(Increase) decrease in income taxes receivable	(1,505)	1,128
Net cash provided by operating activities before activities for loans originated for sale	$26,051	$33,967

Loans originated for sale	(107,686)	(273,889)
Proceeds from sales of loans	103,455	279,278
Net cash provided by operating activities	$21,820	$39,356

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	62,245	5,267
Proceeds from maturities of securities classified available for sale	105,049	99,224
Proceeds from maturities of securities classified held to maturity	3	—
Purchase of securities classified available for sale	(164,707)	(42,513)
Purchase of securities classified held to maturity	(1,026)	—
Net increase in loans	(25,070)	(89,301)
Proceeds from disposition of premises and equipment	7	601
Proceeds from sale of OREO properties	1,252	1,479
Purchases of premises and equipment	(1,548)	(1,710)
Net cash used in investing activities	$(23,795)	$(26,953)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(44,246)	$(59,617)
Net increase (decrease) in demand, money market and savings deposits	36,636	(49,739)
Cash dividends paid	(8,176)	(5,282)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(25)	(30)
Principal payments on long-term debt	—	(7,000)
Net (decrease) increase in securities sold under agreements to repurchase	(31,785)	9,214
Net cash used in financing activities	$(47,596)	$(112,454)
Net decrease in cash and due from banks	$(49,571)	$(100,051)
Cash and due from banks, beginning	$231,603	$351,255
Cash and due from banks, ending	$182,032	$251,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$3,436	$5,056
Income taxes	$2,563	$1,110

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$609	$663

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

The accompanying Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended June 30, 2014 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Recent Accounting Pronouncements

ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs and requires interim and annual disclosures.  The new authoritative guidance will be for reporting periods after January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance will be for reporting periods after December 15, 2016, and the Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2014:
Available for sale
U.S. Treasury securities	$50,402	$416	$(4)	$50,814
Obligations of U.S. government corporations and agencies	203,592	1,882	(111)	205,363
Obligations of states and political subdivisions	240,458	3,682	(732)	243,408
Residential mortgage-backed securities	254,387	5,325	(141)	259,571
Corporate debt securities	73,968	599	(36)	74,531
Total debt securities	822,807	11,904	(1,024)	833,687
Mutual funds and other equity securities	4,691	1,734	—	6,425
Total	$827,498	$13,638	$(1,024)	$840,112

Held to maturity
Obligations of states and political subdivisions	$828	$20	$—	$848
Commercial mortgage-backed securities	1,022	23	—	1,045
Total	$1,850	$43	$—	$1,893

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2013:
Available for sale
U.S. Treasury securities	$102,463	$244	$(67)	$102,640
Obligations of U.S. government corporations and agencies	254,998	2,741	(328)	257,411
Obligations of states and political subdivisions	272,077	2,887	(2,812)	272,152
Residential mortgage-backed securities	174,699	3,571	(535)	177,735
Corporate debt securities	25,384	155	(33)	25,506
Total debt securities	829,621	9,598	(3,775)	835,444
Mutual funds and other equity securities	4,114	1,752	—	5,866
Total	$833,735	$11,350	$(3,775)	$841,310

Held to maturity
Obligations of states and political subdivisions	$834	$1	$(4)	$831
Total	$834	$1	$(4)	$831

The amortized cost and fair value of debt securities available for sale and held to maturity as of June 30, 2014, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$132,344	$133,270	$—	$—
Due after one year through five years	360,784	363,964	317	321
Due after five years through ten years	165,306	169,573	1,533	1,572
Due after ten years	164,373	166,880	—	—
Total	$822,807	$833,687	$1,850	$1,893

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Gross security gains	$—	$—	$57	$—
Gross security (losses)	(3)	—	(17)	—
Net security (losses) gains	$(3)	$—	$40	$—

The tax provision for the net realized gains and losses was insignificant for the three and six months ended June 30, 2014 and there was no tax provision related to net realized gains and losses for the three and six months ended June 30, 2013.

Investment securities with carrying amounts of $401.2 million and $428.7 million on June 30, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2014:
Available for sale
U.S. Treasury securities	$—	$—	$364	$4	$364	$4
Obligations of U.S. government corporations and agencies	55	1	25,149	110	25,204	111
Obligations of states and political subdivisions	11,951	24	47,155	708	59,106	732
Residential mortgage-backed securities	15,219	66	11,376	75	26,595	141
Corporate debt securities	5,724	31	215	5	5,939	36
Total temporarily impaired securities	$32,949	$122	$84,259	$902	$117,208	$1,024

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2013:
Available for sale
U.S. Treasury securities	$25,830	$67	$—	$—	$25,830	$67
Obligations of U.S. government corporations and agencies	25,946	328	—	—	25,946	328
Obligations of states and political subdivisions	92,703	2,518	8,492	294	101,195	2,812
Residential mortgage-backed securities	53,543	535	—	—	53,543	535
Corporate debt securities	1,614	33	—	—	1,614	33
Total temporarily impaired securities	$199,636	$3,481	$8,492	$294	$208,128	$3,775

Held to maturity
Obligations of states and political subdivisions	$597	$4	$—	$—	$597	$4
Total temporarily impaired securities	$597	$4	$—	$—	$597	$4

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

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2014 was 139, and represented a loss of 0.9% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

The Company had available for sale obligations of state and political subdivisions with a fair value of $243.4 million and $272.2 million as of June 30, 2014 and December 31, 2013, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions totaling $0.9 million and $0.8 million at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the Company’s obligations of state and political subdivisions portfolios were comprised of $200.8 million of general obligation bonds and $43.5 million of revenue bonds issued by 248 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 24 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 19 states, including two states where the aggregate fair value exceeded $5.0 million.

As of December 31, 2013, the Company’s obligations of state and political subdivisions portfolio was comprised of $223.5 million of general obligation bonds and $49.5 million of revenue bonds issued by 267 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 25 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 21 states, including two states where the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

June 30, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	75	$68,783	$70,404	$939
Wisconsin	41	39,080	39,420	961
Michigan	34	31,048	31,452	925
Pennsylvania	11	13,318	13,391	1,217
Ohio	10	10,953	10,935	1,094
Texas	7	7,438	7,400	1,057
Iowa	3	6,121	6,188	2,063
Other	25	20,946	21,568	863
Total general obligations bonds	206	$197,687	$200,758	$975

December 31, 2013:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	82	$82,884	$83,804	$1,022
Wisconsin	41	43,117	43,122	1,052
Michigan	37	35,350	35,365	956
Pennsylvania	11	14,132	14,133	1,285
Ohio	12	11,709	11,426	952
Texas	7	7,510	7,270	1,039
Iowa	3	6,126	6,060	2,020
Other	26	21,865	22,290	857
Total general obligations bonds	219	$222,693	$223,470	$1,020

The general obligation bonds are diversified across many issuers, with $3.5 million and $5.0 million being the largest exposure to a single issuer at June 30, 2014 and December 31, 2013, respectively.  Accordingly, as of June 30, 2014 and December 31, 2013, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 97.0% had been rated by at least one nationally recognized statistical rating organization and 3.0% were unrated, based on the fair value as of June 30, 2014.  Of the general obligation bonds in the Company’s portfolio, 96.4% had been rated by at least one nationally recognized statistical rating organization and 3.6% were unrated, based on the fair value as of December 31, 2013.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

June 30, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$7,002	$6,920	$1,730
Indiana	11	13,307	13,274	1,207
Other	27	23,290	23,304	863
Total revenue bonds	42	$43,599	$43,498	$1,036

December 31, 2013:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$7,356	$7,121	$1,780
Indiana	14	14,740	14,481	1,034
Other	30	28,122	27,911	930
Total revenue bonds	48	$50,218	$49,513	$1,032

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at June 30, 2014 and December 31, 2013.  Accordingly, as of June 30, 2014 and December 31, 2013, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of June 30, 2014 and December 31, 2013.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, contracts subject to annual state appropriation, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by Busey Bank, whose investment policy requires that state and political subdivision securities purchased be investment grade.  Busey Bank’s investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the Bank’s Total Risk Based Capital at the time of purchase and an aggregate 15% of Total Risk Based Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office of the Bank is located.  The investment policy states fixed income investments that are not Office of the Comptroller of the Currency Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and, for well-capitalized institutions, most municipal revenue bonds) should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.  All securities in the Bank’s obligations of state and political subdivision securities portfolio are subject to ongoing review.  Factors that may be considered as part of ongoing monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

As of June 30, 2014, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 4:  Loans

Geographic distributions of loans were as follows:

	June 30, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$510,576	$21,429	$21,585	$553,590
Commercial real estate	826,098	165,622	110,005	1,101,725
Real estate construction	50,606	15,782	16,048	82,436
Retail real estate	462,173	101,466	12,987	576,626
Retail other	9,034	574	83	9,691
Total	$1,858,487	$304,873	$160,708	$2,324,068

Less held for sale(1)				20,286
				$2,303,782

Less allowance for loan losses				47,428
Net loans				$2,256,354

(1)Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.4 million as of June 30, 2014 and insignificant as of December 31, 2013.

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

Total borrowing relationships, including direct and indirect debt, are generally limited to $20 million, which is significantly less than the Company’s regulatory lending limit.  Borrowing relationships exceeding $20 million are reviewed by the Company’s board of directors at least annually and more frequently by management.  At no time is a borrower’s total borrowing relationship permitted to exceed the Company’s regulatory lending limit.  Loans to related parties, including executive officers and the Company’s various directorates, are reviewed for compliance with regulatory guidelines by the Company’s board of directors at least annually.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.2 billion at June 30, 2014 compared to $2.1 billion at December 31, 2013.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $142.0 million at June 30, 2014, a decline of $19.9 million from $161.9 million at December 31, 2013.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, non-posted and clearings) and geography:

	June 30, 2014
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.75	$465,289	$42,331	$10,147	$12,883	$1,511
Commercial real estate	5.59	812,923	72,414	27,484	21,186	2,096
Real estate construction	6.57	33,363	15,706	13,173	1,271	3,141
Retail real estate	3.38	433,426	9,965	4,781	3,866	1,290
Retail other	2.46	9,043	63	10	1	—
Total Illinois/Indiana		$1,754,044	$140,479	$55,595	$39,207	$8,038

Florida
Commercial	5.94	$17,627	$49	$3,142	$611	$—
Commercial real estate	6.02	116,555	27,898	4,834	13,732	2,603
Real estate construction	6.18	14,330	—	632	820	—
Retail real estate	3.81	76,708	11,963	9,704	2,500	591
Retail other	1.51	574	—	—	—	—
Total Florida		$225,794	$39,910	$18,312	$17,663	$3,194
Total		$1,979,838	$180,389	$73,907	$56,870	$11,232

	December 31, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$487,587	$46,992	$15,986	$8,536	$975
Commercial real estate	5.55	799,117	79,371	19,327	29,606	4,597
Real estate construction	7.11	21,585	16,376	11,920	7,686	3,862
Retail real estate	3.53	393,299	9,285	5,392	4,408	3,936
Retail other	2.64	8,451	60	—	4	—
Total Illinois/Indiana		$1,710,039	$152,084	$52,625	$50,240	$13,370

Florida
Commercial	5.89	$16,460	$174	$3,218	$684	$—
Commercial real estate	6.02	116,741	16,470	11,250	12,721	3,073
Real estate construction	6.64	7,886	7,961	743	836	—
Retail real estate	3.85	77,116	12,052	9,417	3,050	721
Retail other	1.72	552	—	—	—	—
Total Florida		$218,755	$36,657	$24,628	$17,291	$3,794
Total		$1,928,794	$188,741	$77,253	$67,531	$17,164

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	June 30, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$468	$10	$235	$1,511
Commercial real estate	184	—	—	2,096
Real estate construction	83	—	—	3,141
Retail real estate	842	9	—	1,290
Retail other	20	—	—	—
Total Illinois/Indiana	$1,597	$19	$235	$8,038

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	2,603
Real estate construction	—	—	—	—
Retail real estate	150	—	—	591
Retail other	—	—	—	—
Total Florida	$150	$—	$—	$3,194
Total	$1,747	$19	$235	$11,232

	December 31, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$906	$279	$92	$975
Commercial real estate	567	3,736	—	4,597
Real estate construction	—	—	—	3,862
Retail real estate	483	123	103	3,936
Retail other	20	—	—	—
Total Illinois/Indiana	$1,976	$4,138	$195	$13,370

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,073
Real estate construction	—	—	—	—
Retail real estate	—	—	—	721
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,794
Total	$1,976	$4,138	$195	$17,164

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2014 if impaired loans had been current in accordance with their original terms was $0.3 million and $0.6 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2014.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$11,270	$11,511
30 – 89 days past due	—	380
Included in non-performing loans	2,882	5,919
Total	$14,152	$17,810

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

Performing loans classified as TDRs during the three and six months ended June 30, 2014 were insignificant.

Performing loans classified as TDRs during the three and six months ended June 30, 2013 consisted of one commercial real estate modification in Florida for short-term interest rate relief, with a recorded investment of $0.1 million.

The gross interest income that would have been recorded in the three and six months ended June 30, 2014 and 2013 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

There were no TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2014.

TDRs that were classified as non-performing and had payment defaults during the three months ended June 30, 2013 consisted of one Illinois/Indiana real estate construction modification totaling $0.3 million and four Illinois/Indiana retail real estate modifications totaling $1.1 million.  TDRs that were classified as non-performing and had payment defaults during the six months ended June 30, 2013 consisted of one Illinois/Indiana commercial real estate modification totaling $1.7 million, one Illinois/Indiana real estate construction modification totaling $0.3 million, four Illinois/Indiana retail real estate modifications totaling $1.1 million and one Florida retail real estate modification totaling $0.1 million.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	June 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,731	$1,998	$827	$2,825	$710	$2,750
Commercial real estate	6,045	1,510	3,079	4,589	1,674	7,650
Real estate construction	3,142	1,609	1,533	3,142	465	4,164
Retail real estate	2,576	2,227	152	2,379	54	4,213
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$15,494	$7,344	$5,591	$12,935	$2,903	$18,777

Florida
Commercial	$—	$—	$—	$—	$—	$2
Commercial real estate	4,849	3,465	1,298	4,763	394	6,104
Real estate construction	410	410	—	410	—	420
Retail real estate	10,037	8,753	537	9,290	337	9,633
Retail other	9	9	—	9	—	2
Total Florida	$15,305	$12,637	$1,835	$14,472	$731	$16,161
Total	$30,799	$19,981	$7,426	$27,407	$3,634	$34,938

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,825	$1,684	$602	$2,286	$485	$4,169
Commercial real estate	8,866	3,671	3,740	7,411	1,977	10,335
Real estate construction	4,932	2,292	1,570	3,862	468	5,889
Retail real estate	5,583	3,267	2,010	5,277	604	5,296
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$22,206	$10,914	$7,922	$18,836	$3,534	$25,689

Florida
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	7,108	3,946	1,319	5,265	416	6,662
Real estate construction	417	417	—	417	—	1,294
Retail real estate	10,346	9,005	537	9,542	337	11,079
Retail other	—	—	—	—	—	—
Total Florida	$17,871	$13,368	$1,856	$15,224	$753	$19,035
Total	$40,077	$24,282	$9,778	$34,060	$4,287	$44,724

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2014 and December 31, 2013.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of June 30, 2014 and December 31, 2013, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of June 30, 2014, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of June 30, 2014 and December 31, 2013, based upon a review of the differences between the rolling 12- and 20-quarter historical loss averages by region.  As of June 30, 2014, the Company believed this minimum additional amount remained adequate.

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

During the second quarter of 2014, the Company did not adjust any qualitative factors.  During the first quarter of 2014, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Net Charge-Off Trend.  Adjustments to increase this qualitative factor were made in the first quarter of 2014 to offset decreasing quantitative factors and represent management’s evaluation of risk.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$7,917	$15,498	$2,461	$9,192	$213	$35,281
Provision for loan loss	(221)	797	935	1,981	70	3,562
Charged-off	(30)	(889)	(657)	(416)	(91)	(2,083)
Recoveries	29	20	37	45	46	177
Ending Balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937

Florida
Beginning balance	$2,291	$5,729	$233	$3,888	$4	$12,145
Provision for loan loss	(524)	(753)	(1,036)	(242)	(7)	(2,562)
Charged-off	—	—	—	(117)	—	(117)
Recoveries	15	—	978	25	7	1,025
Ending Balance	$1,782	$4,976	$175	$3,554	$4	$10,491

	As of and for the Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	(152)	180	382	5,526	112	6,048
Charged-off	(704)	(1,173)	(657)	(1,691)	(192)	(4,417)
Recoveries	99	40	511	105	102	857
Ending Balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	(268)	(1,028)	(1,988)	(751)	(13)	(4,048)
Charged-off	(20)	—	—	(137)	—	(157)
Recoveries	144	271	995	155	13	1,578
Ending Balance	$1,782	$4,976	$175	$3,554	$4	$10,491

	As of and for the Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,667	$14,791	$3,446	$7,462	$358	$32,724
Provision for loan loss	1,016	(1,177)	62	972	(29)	844
Charged-off	(239)	(63)	(1,071)	(350)	(151)	(1,874)
Recoveries	70	172	77	172	62	553
Ending Balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247

Florida
Beginning balance	$1,485	$6,106	$2,326	$5,128	$4	$15,049
Provision for loan loss	12	1,582	329	(763)	(4)	1,156
Charged-off	—	—	(22)	(381)	(3)	(406)
Recoveries	8	(32)	60	403	6	445
Ending Balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244

	As of and for the Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	1,254	(687)	799	568	(35)	1,899
Charged-off	(422)	(910)	(1,071)	(622)	(287)	(3,312)
Recoveries	85	297	259	200	240	1,081
Ending Balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	35	1,852	358	(134)	(10)	2,101
Charged-off	—	(245)	(57)	(1,559)	(5)	(1,866)
Recoveries	33	(13)	77	466	13	576
Ending Balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of June 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$710	$1,674	$465	$54	$—	$2,903
Loans collectively evaluated for impairment	6,985	13,752	2,311	10,748	238	34,034
Ending Balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937

Loans:
Loans individually evaluated for impairment	$2,825	$4,589	$3,142	$2,379	$—	$12,935
Loans collectively evaluated for impairment	529,336	931,514	63,512	452,495	9,117	1,985,974
Ending Balance	$532,161	$936,103	$66,654	$454,874	$9,117	$1,998,909

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$394	$—	$337	$—	$731
Loans collectively evaluated for impairment	1,782	4,582	175	3,217	4	9,760
Ending Balance	$1,782	$4,976	$175	$3,554	$4	$10,491

Loans:
Loans individually evaluated for impairment	$—	$4,763	$410	$9,290	$9	$14,472
Loans collectively evaluated for impairment	21,429	160,859	15,372	92,176	565	290,401
Ending Balance	$21,429	$165,622	$15,782	$101,466	$574	$304,873

	As of December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$485	$1,977	$468	$604	$—	$3,534
Loans collectively evaluated for impairment	7,967	14,402	2,072	6,258	216	30,915
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Loans:
Loans individually evaluated for impairment	$2,286	$7,411	$3,862	$5,277	$—	$18,836
Loans collectively evaluated for impairment	557,790	924,607	57,567	413,020	8,515	1,961,499
Ending Balance	$560,076	$932,018	$61,429	$418,297	$8,515	$1,980,335

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$416	$—	$337	$—	$753
Loans collectively evaluated for impairment	1,926	5,317	1,168	3,950	4	12,365
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

Loans:
Loans individually evaluated for impairment	$—	$5,265	$417	$9,542	$—	$15,224
Loans collectively evaluated for impairment	20,536	154,990	17,009	92,814	552	285,901
Ending Balance	$20,536	$160,255	$17,426	$102,356	$552	$301,125

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

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Balance at end of period	$140,563	$172,348
Weighted average interest rate at end of period	0.10%	0.13%
Maximum outstanding at any month end in year-to-date period	$141,642	$172,348
Average daily balance for the year-to-date period	$132,948	$137,777
Weighted average interest rate during period (1)	0.11%	0.14%

(1)The weighted average interest rate is computed by dividing total interest for the year-to-date period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net income available to common stockholders	$8,004	$6,532	$15,709	$12,057
Shares:
Weighted average common shares outstanding	86,895	86,730	86,880	86,717

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	368	—	365	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,263	86,730	87,245	86,717

Basic earnings per common share	$0.09	$0.08	$0.18	$0.14

Diluted earnings per common share	$0.09	$0.08	$0.18	$0.14

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option or warrant, that option or warrant is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  If the total employee proceeds of a restricted stock unit exceed the average market price for the period, that restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At June 30, 2014, 476,230 outstanding options, 573,833 warrants, and 353,976 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2013, 701,029 outstanding options, 573,833 warrants, and 713,450 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company also has outstanding stock options granted prior to 2011.  Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of June 30, 2014, the Company held 1,456,105 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

A summary of the status of and changes in the Company’s stock option awards for the six months ended June 30, 2014 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of year	696,379	$17.22
Granted	—	—
Exercised	—	—
Forfeited	167,649	19.72
Outstanding at end of period	528,730	$16.43	2.18
Exercisable at end of period	528,730	$16.43	2.18

The Company did not record any stock option compensation expense for the three and six months ended June 30, 2014 or 2013.

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2014, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	919,928	29,054	948,982	$4.96
Granted	317,976	36,000	353,976	5.84
Dividend Equivalents Earned	14,745	437	15,182	5.53
Vested	(15,728)	(29,491)	(45,219)	5.02
Forfeited	(44,109)	—	(44,109)	4.73
Non-vested at end of period	1,192,812	36,000	1,228,812	$5.23
Outstanding at end of period	1,192,812	124,655	1,317,467	$5.22

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

On June 23, 2014, under the terms of the 2010 Equity Incentive Plan, the Company granted 317,976 RSUs to members of management.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $1.9 million.  This cost will be recognized over a period of two to five years.  Subsequent to each requisite service period, the awards will vest 100%.

Also, on June 23, 2014, under the terms of the 2010 Equity Incentive Plan, the Company granted 36,000 DSUs to directors.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $0.2 million. This cost will be recognized over the requisite service period of one year from the date of grant or the next annual shareholders’ meeting; whichever is earlier. Subsequent to the requisite service period, the awards will vest 100%. These DSUs generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the Board or a change in control of the Company.  Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

The Company recognized $0.3 million and $0.1 million of compensation expense related to non-vested stock units for the three months ended June 30, 2014 and 2013, respectively.  The Company recognized $0.5 million and $0.4 million of compensation expense related to non-vested stock units for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, there was $4.3 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.9 years.

Note 8:  Income Taxes

At June 30, 2014, the Company was under examination by the Illinois Department of Revenue for the Company’s 2011 income tax filing.

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

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$581,156	$527,614
Standby letters of credit	19,566	10,155

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2014 and December 31, 2013, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,427,699	$3,456,555
FirsTech	8,992	8,992	27,885	27,253
Busey Wealth Management	11,694	11,694	29,896	28,548
All Other	—	—	21,969	27,219
Total	$20,686	$20,686	$3,507,449	$3,539,575

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$26,573	$27,390	$52,754	$54,430
FirsTech	13	13	25	26
Busey Wealth Management	76	57	140	117
All Other	(6)	—	(12)	2
Total interest income	$26,656	$27,460	$52,907	$54,575

Interest Expense:
Busey Bank	$1,350	$1,917	$2,760	$4,149
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	285	298	569	598
Total interest expense	$1,635	$2,215	$3,329	$4,747

Other Income:
Busey Bank	$8,252	$9,598	$16,788	$20,095
FirsTech	2,409	2,149	4,796	4,278
Busey Wealth Management	5,110	4,643	9,651	8,746
All Other	(759)	(607)	(1,237)	(695)
Total other income	$15,012	$15,783	$29,998	$32,424

Net Income:
Busey Bank	$7,436	$6,487	$14,715	$12,280
FirsTech	326	286	635	548
Busey Wealth Management	1,401	1,133	2,403	1,953
All Other	(978)	(466)	(1,681)	(908)
Total net income	$8,185	$7,440	$16,072	$13,873

Note 11: Derivative Financial Instruments

Starting in the first quarter of 2014, the Company began entering into loan agreements that settled in non-U.S. dollar denominations.  The foreign loan balance, gross, translated into U.S. dollars as of June 30, 2014 was $1.5 million.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain non-U.S. dollar denominated loans.  Due to the foreign loan activity beginning in 2014, the Company implemented a new accounting policy based on existing accounting standards. Because the foreign currency forward contracts do not meet hedge accounting requirements, gains and losses due to changes in their fair values are recognized in other income.

The notional amount and fair values of open foreign currency forward contracts were as follows:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Forward contracts — foreign exchange:
Notional amount	$4,439	$—
Other assets — estimated fair value	5	—
Other liabilities — estimated fair value	22	—

The amount of gains and losses relating to foreign currency forward contracts included in other income for the three and six months ended June 30, 2014 was insignificant.

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

As of June 30, 2014, the Company had no other interest rate futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

There were no transfers between levels during the quarter ended June 30, 2014.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in the ASC 820 fair value hierarchy.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, the independent pricing service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios.  The models and processes take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,814	$—	$50,814
Obligations of U.S. government corporations and agencies	—	205,363	—	205,363
Obligations of states and political subdivisions	—	243,408	—	243,408
Residential mortgage-backed securities	—	259,571	—	259,571
Corporate debt securities	—	74,531	—	74,531
Mutual funds and other equity securities	6,425	—	—	6,425
Derivative assets
Foreign currency forward contracts	—	5	—	5
Derivative liabilities
Foreign currency forward contracts	—	22	—	22

December 31, 2013
Securities available for sale
U.S. Treasury securities	$—	$102,640	$—	$102,640
Obligations of U.S. government corporations and agencies	—	257,411	—	257,411
Obligations of states and political subdivisions	—	272,152	—	272,152
Residential mortgage-backed securities	—	177,735	—	177,735
Corporate debt securities	—	25,506	—	25,506
Mutual funds and other equity securities	5,866	—	—	5,866

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms.  Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all impaired loan fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2014
Impaired loans	$—	$—	$3,792	$3,792
OREO	—	—	1,140	1,140

December 31, 2013
Impaired loans	$—	$—	$5,491	$5,491
OREO	—	—	1,134	1,134

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
June 30, 2014
Impaired loans	$3,792	Appraisal of collateral	Appraisal adjustments	-2.6% to -100.0% (-44.7%)
OREO	1,140	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)
December 31, 2013

Impaired loans	$5,491	Appraisal of collateral	Appraisal adjustments	-0.4% to -100.0% (-36.0%)
OREO	1,134	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$182,032	$182,032	$231,603	$231,603
Securities held to maturity	1,850	1,893	834	831
Loans held for sale	20,286	20,672	13,840	14,103
Accrued interest receivable	11,031	11,031	11,148	11,148
Level 3 inputs:
Loans, net	2,256,354	2,257,618	2,233,893	2,236,841

Financial liabilities:
Level 2 inputs:
Deposits	$2,861,528	$2,862,772	$2,869,138	$2,870,870
Securities sold under agreements to repurchase	140,563	140,563	172,348	172,348
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	566	566	673	673

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at June 30, 2014 (unaudited), as compared with March 31, 2014 (unaudited), December 31, 2013 and June 30, 2013 (unaudited), and the results of operations for the three and six months ended June 30, 2014 and 2013 (unaudited), and the three months ended March 31, 2014 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

Operating Results

First Busey’s net income for the second quarter of 2014 was $8.2 million and net income available to common stockholders was $8.0 million, or $0.09 per fully-diluted common share.  Net income was higher than the second quarter of 2013, when the Company reported net income of $7.4 million and net income available to common stockholders of $6.5 million, or $0.08 per fully-diluted common share.  The Company reported net income of $7.9 million and net income available to common stockholders of $7.7 million, or $0.09 per fully-diluted common share, for the first quarter of 2014.

The Company’s year-to-date net income through June 30, 2014 was $16.1 million and net income available to common stockholders was $15.7 million, or $0.18 per fully-diluted common share, compared to net income of $13.9 million and net income available to common stockholders of $12.1 million, or $0.14 per fully-diluted common share, for the comparable period of 2013.  Continued strong financial performance enabled the Company to raise its dividend paid in July 2014 to common stockholders by 25% to $0.05 per common share from $0.04 per common share paid in July 2013.

Growth in quarterly and year-to-date net income available to common stockholders over the same periods in 2013 was led by a reduction in preferred dividends, improved credit costs, and lower operating expenses as the Company remains focused on cost control and productivity.  Robust loan growth during 2013 pushed Small Business Lending Fund (“SBLF”) qualified credits above certain thresholds required to meaningfully reduce costs of the preferred stock dividend beginning in 2014.  Dividends paid on the preferred stock totaled $0.4 million for the first six months of 2014 compared to $1.8 million for the comparable period of 2013.

Provision for loan loss of $1.0 million in the second quarter of 2014 was unchanged from the $1.0 million provision in the first quarter of 2014 but decreased from $2.0 million in the second quarter of 2013.  For the first six months of 2014, the provision for loan loss was $2.0 million, compared to $4.0 million for the same period of 2013, as the Company’s continued commitment to improving asset quality and building balance sheet strength continues to yield positive results.

Busey Wealth Management’s net income of $1.4 million for the second quarter of 2014 rose from $1.0 million for the first quarter of 2014 and $1.1 million for the second quarter of 2013.  Busey Wealth Management’s net income for the first six months of 2014 was $2.4 million as compared to $2.0 million for the first six months of 2013.  Assets under care increased to $5.1 billion as of June 30, 2014 compared to $4.5 billion at June 30, 2013.  FirsTech’s net income of $0.3 million for the second quarter of 2014 was comparable to the first quarter of 2014 and was up from the second quarter of 2013 by 14.0%.  FirsTech’s year-to-date net income of $0.6 million increased from $0.5 million for the comparable period of 2013, primarily on growth in electronic processing revenues, including online and mobile services.

Asset Quality

While much internal focus has been directed toward organic growth, the Company’s commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators.  As of June 30, 2014, the Company reported non-performing loans of $11.5 million, which reflected the lowest level in over five years.  Net charge-offs for the first six months of 2014 were $2.1 million compared to $3.5 million for the same period of 2013.  The Company expects these levels to remain relatively stable for the remainder of 2014; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

SELECTED  FINANCIAL HIGHLIGHTS

(dollars in thousands)

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	June 30,
	2014	2014	2013	2013
ASSET QUALITY
Gross loans(1)	$2,324,068	$2,232,632	$2,295,300	$2,159,098
Commercial loans(2)	1,737,751	1,683,557	1,751,740	1,580,351
Allowance for loan losses	47,428	47,426	47,567	48,491
Non-performing loans
Non-accrual loans	11,232	14,340	17,164	20,274
Loans 90+ days past due	235	—	195	771
Non-performing loans, segregated by geography
Illinois/ Indiana	8,273	11,175	13,565	16,030
Florida	3,194	3,165	3,794	5,015
Loans 30-89 days past due	1,766	4,005	6,114	3,683
Other non-performing assets	1,622	1,937	2,133	2,617
Non-performing assets to total loans and non-performing assets	0.6%	0.7%	0.9%	1.1%
Allowance as a percentage of non-performing loans	413.6%	330.7%	274.0%	230.4%
Allowance for loan losses to loans	2.0%	2.1%	2.1%	2.3%

(1)         Includes loans held for sale.

(2)         Includes loans categorized as commercial, commercial real estate and real estate construction.

Gross loans at June 30, 2014 increased $91.4 million from March 31, 2014 following seasonal slowness and extreme winter weather conditions that reduced loan demand in the first quarter of 2014. Gross loans increased to $2.3 billion at June 30, 2014 from $2.2 billion at each of March 31, 2014 and June 30, 2013.  Commercial loans increased to $1.7 billion as of June 30, 2014, which represents an increase of 3.2% from March 31, 2014 and 10.0% from June 30, 2013.

Economic Conditions of Markets

Our primary markets, which are in micro-urban communities in downstate Illinois, are distinct from the smaller rural populations of Illinois and have strong industrial, academic or healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.

Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 43,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

The State of Illinois, where the largest portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, continued budget deficits and a declining credit outlook.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

Southwest Florida has shown continuing signs of improvement in areas such as job growth and home sales over the last few years.  In addition, median sales prices of homes in Florida continue to be on the rise.  Although we have seen recent improvement in certain economic indicators, we expect it will take southwest Florida a number of years to return to peak economic strength.  In 2013, Hertz Global Holdings, a Fortune 500 company, announced its intent to move its headquarters from New Jersey to southwest Florida, building a new world headquarters in Lee County.  It is estimated that Hertz Global Holdings will spend $50.0 million to build the new headquarters and bring at least 700 jobs to the area.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

							Change in income/
	2014			2013			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$149,731	$94	0.25%	$240,342	$151	0.25%	$(57)	$—	$(57)
Investment securities
U.S. Government obligations	276,938	929	1.35%	436,963	1,495	1.37%	(537)	(29)	(566)
Obligations of states and political subdivisions(1)	248,202	1,646	2.66%	289,467	1,926	2.67%	(274)	(6)	(280)
Other securities	345,678	1,994	2.31%	220,404	1,215	2.21%	720	59	779
Loans(1) (2)	2,249,786	22,501	4.01%	2,083,296	23,267	4.48%	1,775	(2,541)	(766)
Total interest-earning assets(1)	$3,270,335	$27,164	3.33%	$3,270,472	$28,054	3.44%	$1,627	$(2,517)	$(890)

Cash and due from banks	89,641			86,258
Premises and equipment	65,075			70,209
Allowance for loan losses	(47,891)			(48,237)
Other assets	146,268			166,000

Total Assets	$3,523,428			$3,544,702

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$50,550	$7	0.06%	$51,587	$8	0.06%	$—	$(1)	$(1)
Savings deposits	216,061	11	0.02%	213,122	16	0.03%	—	(5)	(5)
Money market deposits	1,479,808	426	0.12%	1,467,474	443	0.12%	4	(21)	(17)
Time deposits	548,777	862	0.63%	646,105	1,357	0.84%	(185)	(310)	(495)
Short-term borrowings:
Repurchase agreements	134,237	35	0.10%	133,708	40	0.12%	—	(5)	(5)
Other	—	—	—%	—	6	—%	—	(6)	(6)
Long-term debt	—	—	—%	3,230	44	5.46%	(22)	(22)	(44)
Junior subordinated debt owed to unconsolidated trusts	55,000	294	2.14%	55,000	301	2.20%	—	(7)	(7)
Total interest-bearing liabilities	$2,484,433	$1,635	0.26%	$2,570,226	$2,215	0.35%	$(203)	$(377)	$(580)

Net interest spread(1)			3.07%			3.09%

Noninterest-bearing deposits	592,066			533,816
Other liabilities	24,855			27,714
Stockholders’ equity	422,074			412,946

Total Liabilities and Stockholders’ Equity	$3,523,428			$3,544,702

Interest income / earning assets(1)	$3,270,335	$27,164	3.33%	$3,270,472	$28,054	3.44%
Interest expense / earning assets	$3,270,335	$1,635	0.20%	$3,270,472	$2,215	0.27%

Net interest margin(1)		$25,529	3.13%		$25,839	3.17%	$1,830	$(2,140)	$(310)

(1)       On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)       Non-accrual loans have been included in average loans.

(3)       Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

							Change in income/
	2014			2013			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$168,390	$215	0.26%	$256,188	$313	0.25%	$(112)	$14	$(98)
Investment securities
U.S. Government obligations	305,172	1,983	1.31%	448,820	3,117	1.40%	(944)	(190)	(1,134)
Obligations of states and political subdivisions(1)	254,878	3,361	2.66%	284,842	3,811	2.70%	(396)	(54)	(450)
Other securities	286,598	3,273	2.30%	229,374	2,229	1.96%	613	431	1,044)
Loans(1) (2)	2,242,590	45,097	4.06%	2,060,332	46,295	4.53%	3,899	(5,097)	(1,198)
Total interest-earning assets(1)	$3,257,628	$53,929	3.34%	$3,279,556	$55,765	3.43%	$3,060	$(4,896)	$(1,836)

Cash and due from banks	92,854			80,544
Premises and equipment	65,412			70,573
Allowance for loan losses	(47,948)			(48,487)
Other assets	147,667			169,495

Total Assets	$3,515,613			$3,551,681

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$49,249	$13	0.05%	$49,620	$17	0.07%	$—	$(4)	$(4)
Savings deposits	214,883	21	0.02%	211,205	36	0.03%	1	(16)	(15)
Money market deposits	1,478,424	846	0.12%	1,470,337	928	0.13%	5	(87)	(82)
Time deposits	559,075	1,788	0.64%	661,144	2,940	0.90%	(409)	(743)	(1,152)
Short-term borrowings:
Repurchase agreements	132,948	74	0.11%	131,911	84	0.13%	1	(11)	(10)
Other	—	—	—%	—	15	—%	—	(15)	(15)
Long-term debt	—	—	—%	4,619	125	5.46%	(62)	(63)	(125)
Junior subordinated debt owed to unconsolidated trusts	55,000	587	2.15%	55,000	602	2.21%	—	(15)	(15)
Total interest-bearing liabilities	$2,489,579	$3,329	0.27%	$2,583,836	$4,747	0.37%	$(464)	$(954)	$(1,418)

Net interest spread(1)			3.07%			3.06%

Noninterest-bearing deposits	580,171			528,068
Other liabilities	25,937			28,187
Stockholders’ equity	419,926			411,590

Total Liabilities and Stockholders’ Equity	$3,515,613			$3,551,681

Interest income / earning assets(1)	$3,257,628	$53,929	3.34%	$3,279,556	$55,765	3.43%
Interest expense / earning assets	$3,257,628	$3,329	0.21%	$3,279,556	$4,747	0.29%

Net interest margin(1)		$50,600	3.13%		$51,018	3.14%	$3,524	$(3,942)	$(418)

(1)       On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)       Non-accrual loans have been included in average loans.

(3)       Annualized.

Total average earning assets decreased slightly for the three and six month periods ended June 30, 2014 as compared to the same periods of 2013.  Average loans increased $166.5 million and $182.3 million for the three and six month periods ended June 30, 2014 compared to the same periods of 2013, respectively.  Average interest-bearing bank deposits and investment securities both decreased for the three and six month periods ended June 30, 2014 as compared to the same periods of 2013.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities, leading to a positive effect on net interest margin.  Our increasing average loan balances positively influenced net interest margin while a highly competitive loan environment and a prolonged period of low interest rates, as well as lower balances of average interest-bearing bank deposits and investment securities, continued to put downward pressure on yields and margins.

Total average interest-bearing liability balances decreased for the three and six month periods ended June 30, 2014 as compared to the same periods of 2013.  Core deposits are an important low cost source of funding and maintaining adequate levels has allowed the Company to reduce more expensive non-core funding.

Interest income, on a tax-equivalent basis, decreased $0.9 million and $1.8 million for the three and six month periods ended June 30, 2014 as compared to the same periods of 2013, respectively. The interest income decline related to lower yields earned on assets in a low interest rate environment.  Interest expense decreased $0.6 million and $1.4 million for the three and six month periods ended June 30, 2014 as compared to the same periods of 2013, respectively. The interest expense decline was a result of decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remains low, along with lower average balances on time deposits and no long-term debt outstanding in 2014.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.13% for the three month period ended June 30, 2014 from 3.17% for the same period in 2013 and decreased slightly to 3.13% for the six month period ended June 30, 2014 from 3.14% for the same period in 2013.

Quarterly net interest margins for 2014 and 2013 are as follows:

	2014	2013
First Quarter	3.13%	3.10%
Second Quarter	3.13%	3.17%
Third Quarter	—	3.20%
Fourth Quarter	—	3.12%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.07% for the three month period ended June 30, 2014, compared to 3.09% for the same period in 2013 and was 3.07% for the six month period ended June 30, 2014 compared to 3.06% for the same period in 2013.

We continue to experience downward pressure on our yield in interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.  The development of a stronger asset mix from increased loan balances, while actively bringing down interest expense and optimizing funding costs, remains a focus.  We believe improvements in margin will be achieved through continued deployment of our liquid funds at higher yields as we expect to redeploy cash and securities into our loan portfolio at improved yields as the economy continues to strengthen.

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

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Trust fees	$5,080	$4,713	7.8%	$10,697	$9,921	7.8%
Commissions and brokers’ fees, net	676	569	18.8%	1,347	1,109	21.5%
Remittance processing	2,376	2,085	14.0%	4,726	4,183	13.0%
Service charges on deposit accounts	3,111	3,023	2.9%	5,806	5,750	1.0%
Other service charges and fees	1,618	1,527	6.0%	3,106	2,966	4.7%
Gain on sales of loans	1,234	2,763	(55.3)%	2,215	6,260	(64.6)%
Security (losses) gains, net	(3)	—	NM	40	—	NM
Other	920	1,103	(16.6)%	2,061	2,235	(7.8)%
Total other income	$15,012	$15,783	(4.9)%	$29,998	$32,424	(7.5)%

NM = percentage change in line item between periods is not meaningful.

Total other income decreased $0.8 million and $2.4 million for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013, respectively, primarily from decreased gains on sales of loans as the industry is experiencing a general slowdown in mortgage production, partially offset by increased trust and commissions and brokers’ fees, net and remittance processing.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013.  The increase was led by organic growth, which increased assets under care (“AUC”), and positive market trends.  AUC increased to $5.1 billion as of June 30, 2014 compared to $4.5 billion at June 30, 2013.  Continued growth in new AUC driven by our wealth management teams suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue increased $0.3 million for the three month period ended June 30, 2014 as compared to the same period in 2013 and $0.5 million for the six month period ended June 30, 2014 as compared to the same period in 2013, primarily on growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013 due to lower refinance volume as a result of market-based influences and higher interest rates.  Challenging conditions across the mortgage industry began to moderate during the second quarter of 2014, as reflected by increases in gains on sales of loans and mortgage portfolio balances relative to the first quarter of 2014.

Other income decreased for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013.  The decrease was primarily due to the income fluctuation in the Company’s private equity investment funds.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$12,578	$12,781	(1.6)%	$24,827	$26,341	(5.7)%
Employee benefits	2,386	2,947	(19.0)%	5,279	6,174	(14.5)%
Total compensation expense	$14,964	$15,728	(4.9)%	$30,106	$32,515	(7.4)%

Net occupancy expense of premises	2,055	2,103	(2.3)%	4,298	4,285	0.3%
Furniture and equipment expenses	1,153	1,222	(5.6)%	2,357	2,476	(4.8)%
Data processing	2,687	2,568	4.6%	5,499	5,207	5.6%
Amortization of intangible assets	733	783	(6.4)%	1,480	1,566	(5.5)%
Regulatory expense	501	617	(18.8)%	1,056	1,263	(16.4)%
OREO expense	51	58	(12.1)%	71	601	(88.2)%
Other	4,679	4,722	(0.9)%	8,574	9,455	(9.3)%
Total other expense	$26,823	$27,801	(3.5)%	$53,441	$57,368	(6.8)%

Income taxes	$4,025	$3,787	6.3%	$8,063	$7,011	15.0%
Effective rate on income taxes	33.0%	33.7%		33.4%	33.6%

Efficiency ratio	64.4%	64.9%		64.5%	66.9%

Total other expense decreased $1.0 million and $3.9 million for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013, respectively, as the Company remains focused on cost control and productivity, which broadly reduced operating expenses.

Total compensation expense decreased $0.8 million for the three month period ended June 30, 2014 as compared to the same period in 2013 and $2.4 million for the six month period ended June 30, 2014 compared to the same period in 2013.  Full-time equivalent employees decreased to 813 at June 30, 2014 from 875 at June 30, 2013.  An ongoing commitment to seek sensible opportunities to reduce cost and enhance productivity resulted in personnel reductions and other cost containment efforts that have contributed to positive expense trends.

Combined occupancy expenses and furniture and equipment expenses decreased for the three and six month periods ended June 30, 2014 as compared to the same period in 2013.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013.  As the Company manages data processing expense, it continues to enhance its mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.  A portion of the increase in data processing expense was also related to supporting new sources of revenue growth at FirsTech.

Amortization of intangible assets expense decreased as we are now in the seventh year of amortization arising from our merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three and six month periods ended June 30, 2014 as compared to the same periods in 2013.  We anticipate that our regulatory expenses will remain close to current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013.  This expense fluctuates based on the management of commercial properties and the operating activity associated with the properties that we hold throughout the year.  The OREO balance at June 30, 2014 was $1.6 million compared to $2.6 million at June 30, 2013.

Other expense decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of a widespread reduction in expenses due to an enhanced emphasis on cost control.

The effective rate on income taxes, or income taxes divided by income before taxes, of 33.0% and 33.4% for the three and six months ended June 30, 2014, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate is scheduled for reduction effective January 1, 2015.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio of 64.4% for the three month period ended June 30, 2014 improved from 64.9% in the comparable period in 2013.  The efficiency ratio for the first six months of 2014 was 64.5%, an improvement from 66.9% for the same period of 2013.  The process of examining appropriate avenues to improve efficiency is expected to continue as a focus in future periods with an emphasis on revenue growth.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2014	December 31, 2013	% Change
	(dollars in thousands)
Assets
Securities available for sale	$840,112	$841,310	(0.1)%
Securities held to maturity	1,850	834	121.8%
Loans, net, including loans held for sale	2,276,640	2,247,733	1.3%

Total assets	$3,507,449	$3,539,575	(0.9)%

Liabilities
Deposits:
Noninterest-bearing	$605,346	$547,531	10.6%
Interest-bearing	2,256,182	2,321,607	(2.8)%
Total deposits	$2,861,528	$2,869,138	(0.3)%

Securities sold under agreements to repurchase	$140,563	$172,348	(18.4)%

Total liabilities	$3,080,682	$3,124,211	(1.4)%

Stockholders’ equity	$426,767	$415,364	2.7%

First Busey’s balance sheet at June 30, 2014 decreased as compared with its balance sheet at December 31, 2013.

Total securities held steady at June 30, 2014 compared to December 31, 2013. Net loans, including loans held for sale, increased by $28.9 million, or 1.3%, during the same period.  Loan demand was reduced in the first quarter of 2014 due to seasonal slowness and extreme winter weather conditions, but improved significantly in the second quarter.

Total liabilities decreased by $43.5 million, or 1.4%, at June 30, 2014 compared to December 31, 2013.  Noninterest-bearing deposits increased by $57.8 million, or 10.6%, at June 30, 2014 compared to December 31, 2013, while interest-bearing deposits decreased by $65.4 million, or 2.8%, at June 30, 2014 compared to December 31, 2013.  Securities sold under agreements to repurchase decreased by $31.8 million, or 18.4%, due to changing customer preferences and normal fluctuations in balances.  The Company remained strongly core deposit funded at 77.3% of total assets as of June 30, 2014, with solid liquidity and significant market share in the communities it serves.

Stockholders’ equity increased to $426.8 million at June 30, 2014 as compared to $415.4 million at December 31, 2013.  This increase was primarily the result of earnings in the first half of 2014 and increases in the market value of our securities portfolio, partially offset by dividends paid on preferred and common stock.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	June 30, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$510,576	$21,429	$21,585	$553,590
Commercial real estate	826,098	165,622	110,005	1,101,725
Real estate construction	50,606	15,782	16,048	82,436
Retail real estate	462,173	101,466	12,987	576,626
Retail other	9,034	574	83	9,691
Total	$1,858,487	$304,873	$160,708	$2,324,068

Less held for sale(1)				20,286
				$2,303,782
Less allowance for loan losses				47,428
Net loans				$2,256,354

(1) Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460
Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of June 30, 2014 increased $28.8 million from December 31, 2013; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) decreased $14.0 million from December 31, 2013.  Loans held for sale increased $6.5 million as of June 30, 2014 from December 31, 2013.   Retail real estate and retail other, less loans held for sale, increased $36.3 million as of June 30, 2014 from December 31, 2013 as challenging conditions across the mortgage industry began to moderate during the second quarter of 2014. Achieving meaningful organic growth remains a focus for us, and our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators as discussed further below.

Allowance for loan losses

Our allowance for loan losses was $47.4 million, or 2.0% of loans, at June 30, 2014, compared to $47.6 million, or 2.1% of loans, at December 31, 2013.

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

As of June 30, 2014, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

Our provision for loan losses was $1.0 million during the second quarter of 2014 compared to $2.0 million in the same period of 2013.  Our provision for loan losses was $2.0 million during the first six months of 2014 and $4.0 million in the same period of 2013. The relative provision expenses during 2014 and 2013 were reflective of management’s assessment of the lower level of risk in the portfolio in 2014.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(dollars in thousands)
Non-accrual loans	$11,232	$14,340	$17,164	$18,489
Loans 90+ days past due and still accruing	235	—	195	199
Total non-performing loans	$11,467	$14,340	$17,359	$18,688

OREO	$1,622	$1,937	$2,133	$2,156

Total non-performing assets	$13,089	$16,277	$19,492	$20,844

Allowance for loan losses	$47,428	$47,426	$47,567	$47,964

Allowance for loan losses to loans	2.0%	2.1%	2.1%	2.1%
Allowance for loan losses to non-performing loans	413.6%	330.7%	274.0%	256.7%
Non-performing loans to loans, before allowance for loan losses	0.5%	0.6%	0.8%	0.8%
Non-performing loans and OREO to loans, before allowance for loan losses	0.6%	0.7%	0.9%	0.9%

We continue to drive positive trends across a range of credit indicators and expect these levels to generally stabilize in 2014.  Total non-performing assets were $13.1 million at June 30, 2014, compared to $19.5 million at December 31, 2013.  Despite strong growth in loans for the quarter, the balance in the allowance for loan losses held steady, consistent with existing methodologies and management’s assessment of overall stability in general asset quality trends.

As of June 30, 2014, the Bank had charged-off $3.4 million of principal balance on loans that were on non-accrual status at June 30, 2014.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $3.4 million in loans, our non-accrual loans would have been that amount greater than the $11.2 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $40.7 million at June 30, 2014 were less than the $50.1 million reported at December 31, 2013.  The balance of potential problem loans is a reflection of continued economic challenges; however, we do not believe the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2014, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of June 30, 2014, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

Based upon the level of investment securities that reprice within 30 days and 90 days, as of June 30, 2014, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At June 30, 2014, the Company had outstanding standby letters of credit of $19.6 million and commitments to extend credit of $581.2 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business.  As of June 30, 2014, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, Busey Bank sustained significant losses during 2008 and 2009 resulting in pressure on capital, which was relieved through injections of capital from the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant losses in the past and the Company’s desire to maintain a strong capital position at Busey Bank, no dividends have been paid from Busey Bank since 2009.  Until such time as retained earnings have been restored, Busey Bank will not be permitted to pay dividends, and we will need to request permission from Busey Bank’s primary regulator to distribute any capital out of Busey Bank.  On January 22, 2013, with the approval of its primary regulator, Busey Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to Busey Bank’s charter.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  As of June 30, 2014, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2014:

Total Capital (to Risk Weighted Assets)
Consolidated	$473,655	18.49%	$204,962	8.00%	$256,202	10.00%
Busey Bank	$427,147	16.79%	$203,521	8.00%	$254,401	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$440,660	17.20%	$102,481	4.00%	$153,721	6.00%
Busey Bank	$394,374	15.50%	$101,761	4.00%	$152,641	6.00%

Tier I Capital (to Average Assets)
Consolidated	$440,660	12.66%	$139,170	4.00%	N/A	N/A
Busey Bank	$394,374	11.48%	$137,434	4.00%	$171,793	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management continues to review the effects of the Basel III Rules on the Company’s and the Bank’s capital positions and is working to position the Company to satisfy the new requirements.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $1.9 million of securities classified as held to maturity at June 30, 2014.  First Busey had no securities classified as trading at June 30, 2014.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of June 30, 2014, First Busey had $840.1 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into the amount of the total impairment related to the credit loss and the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings, and the amount related to all other factors is recognized in other comprehensive income.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of June 30, 2014, although there is no guarantee that those assets will be recognizable in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in asset values due to movements in underlying market rates and prices.  Interest rate risk is the risk to earnings and capital arising from movements in interest rates.  Interest rate risk is the most significant market risk affecting First Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, have minimal impact or do not arise in the normal course of First Busey’s business activities.

The Bank has an asset-liability committee which meets at least quarterly to review current market conditions and attempts to structure the Bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of June 30, 2014 and December 31, 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2014	NA	NA	NA	NA	(3.57)%	(7.13)%	(11.12)%	(15.35)%

December 31, 2013	NA	NA	NA	NA	(3.55)%	(6.91)%	(10.62)%	(14.60)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2014	NA	NA	NA	NA	0.30%	0.17%	(0.51)%	(1.69)%

December 31, 2013	NA	NA	NA	NA	0.54%	0.63%	0.15%	(0.88)%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 30, 2014, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2014, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of June 30, 2014, First Busey continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of the ordinary course of business, First Busey and its subsidiaries are parties to litigation that is incidental to their regular business activities.

There is no material pending litigation, other than ordinary routine litigation incidental to its business, in which First Busey or any of its subsidiaries is involved or of which any of their property is the subject.  Furthermore, there is no pending legal proceeding that is adverse to First Busey in which any director, officer or affiliate of First Busey, or any associate of any such director or officer, is a party or has a material interest.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2014.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of June 30, 2014, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)         None.

(b)         None.

ITEM 6. EXHIBITS

10.1

Employment Agreement by and among First Busey Corporation, Busey Bank and Robin Elliott, effective February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 8-K dated May 27, 2014 and incorporated herein by reference).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  August 7, 2014