Form 10-Q
period 2014-09-30
FIRST BUSEY CORP /NV/
filed 2014-11-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2014
Common Stock, $.001 par value	86,852,116

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2014 $95,358; 2013 $118,228)	$179,724	$231,603
Securities available for sale, at fair value	803,065	841,310
Securities held to maturity, at amortized cost	2,384	834
Loans held for sale	12,090	13,840
Loans (net of allowance for loan losses 2014 $47,014; 2013 $47,567)	2,320,811	2,233,893
Premises and equipment	64,369	65,827
Goodwill	20,686	20,686
Other intangible assets	7,390	9,571
Cash surrender value of bank owned life insurance	41,110	40,674
Other real estate owned (OREO)	216	2,133
Deferred tax asset, net	22,799	35,642
Other assets	46,273	43,562
Total assets	$3,520,917	$3,539,575
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$579,550	$547,531
Interest-bearing	2,245,844	2,321,607
Total deposits	$2,825,394	$2,869,138

Securities sold under agreements to repurchase	157,282	172,348
Long-term debt	30,000	—
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	23,213	27,725
Total liabilities	$3,090,889	$3,124,211
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	593,520	593,144
Accumulated deficit	(213,386)	(225,722)
Accumulated other comprehensive income	5,667	4,456
Total stockholders’ equity before treasury stock	$458,553	$444,630

Common stock shares held in treasury at cost — 2014 1,442,257; 2013 1,482,777	(28,525)	(29,266)
Total stockholders’ equity	$430,028	$415,364
Total liabilities and stockholders’ equity	$3,520,917	$3,539,575

Common shares outstanding at period end	86,844,875	86,804,355

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$68,523	$69,257
Interest and dividends on investment securities:
Taxable interest income	9,423	9,616
Non-taxable interest income	2,472	2,938
Total interest income	$80,418	$81,811
Interest expense:
Deposits	$3,928	$5,577
Securities sold under agreements to repurchase	114	128
Short-term borrowings	1	15
Long-term debt	1	125
Junior subordinated debt owed to unconsolidated trusts	885	905
Total interest expense	$4,929	$6,750
Net interest income	$75,489	$75,061
Provision for loan losses	2,000	6,000
Net interest income after provision for loan losses	$73,489	$69,061
Other income:
Trust fees	$14,879	$13,956
Commissions and brokers’ fees, net	2,023	1,819
Remittance processing	7,120	6,288
Service charges on deposit accounts	8,981	8,876
Other service charges and fees	4,681	4,452
Gain on sales of loans	3,554	8,944
Security gains, net	40	82
Other	2,924	3,637
Total other income	$44,202	$48,054
Other expense:
Salaries and wages	$37,418	$39,342
Employee benefits	7,542	8,754
Net occupancy expense of premises	6,384	6,340
Furniture and equipment expense	3,607	3,687
Data processing	8,099	7,813
Amortization of intangible assets	2,181	2,349
Regulatory expense	1,559	1,808
OREO expense	87	394
Other	12,862	14,239
Total other expense	$79,739	$84,726
Income before income taxes	$37,952	$32,389
Income taxes	12,771	10,583
Net income	$25,181	$21,806
Preferred stock dividends	545	2,725
Net income available to common stockholders	$24,636	$19,081
Basic earnings per common share	$0.28	$0.22
Diluted earnings per common share	$0.28	$0.22
Dividends declared per share of common stock	$0.14	$0.08

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$23,553	$23,096
Interest and dividends on investment securities:
Taxable interest income	3,148	3,162
Non-taxable interest income	810	978
Total interest income	$27,511	$27,236
Interest expense:
Deposits	$1,260	$1,656
Securities sold under agreements to repurchase	40	44
Short-term borrowings	1	—
Long-term debt	1	—
Junior subordinated debt owed to unconsolidated trusts	298	303
Total interest expense	$1,600	$2,003
Net interest income	$25,911	$25,233
Provision for loan losses	—	2,000
Net interest income after provision for loan losses	$25,911	$23,233
Other income:
Trust fees	$4,182	$4,035
Commissions and brokers’ fees, net	676	710
Remittance processing	2,394	2,105
Service charges on deposit accounts	3,175	3,126
Other service charges and fees	1,575	1,486
Gain on sales of loans	1,339	2,684
Security gains, net	—	82
Other	863	1,402
Total other income	$14,204	$15,630
Other expense:
Salaries and wages	$12,591	$13,001
Employee benefits	2,263	2,580
Net occupancy expense of premises	2,086	2,055
Furniture and equipment expense	1,250	1,211
Data processing	2,600	2,606
Amortization of intangible assets	701	783
Regulatory expense	503	545
OREO expense	16	(207)
Other	4,288	4,784
Total other expense	$26,298	$27,358
Income before income taxes	$13,817	$11,505
Income taxes	4,708	3,572
Net income	$9,109	$7,933
Preferred stock dividends	182	909
Net income available to common stockholders	$8,927	$7,024
Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08
Dividends declared per share of common stock	$0.05	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$9,109	$7,933	$25,181	$21,806
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(2,980)	$1,092	$2,099	$(12,125)
Reclassification adjustment for (gains) included in net income	—	(82)	(40)	(82)
Other comprehensive (loss) income, before tax	$(2,980)	$1,010	$2,059	$(12,207)
Income tax (benefit) expense related to items of other comprehensive income	(1,227)	416	848	(5,026)
Other comprehensive (loss) income, net of tax	$(1,753)	$594	$1,211	$(7,181)
Comprehensive income	$7,356	$8,527	$26,392	$14,625

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$408,797

Net income	—	—	—	21,806	—	—	21,806
Other comprehensive loss	—	—	—	—	(7,181)	—	(7,181)
Issuance of treasury stock for employee stock purchase plan	—	—	(234)	—	—	316	82
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(1,414)	—	—	1,301	(113)
Cash dividends common stock at $0.08 per share				(6,937)			(6,937)
Stock dividend equivalents restricted stock units at $0.08 per share			45	(45)			—
Stock-based employee compensation	—	—	650	—	—	—	650
Preferred stock dividends	—	—	—	(2,725)	—	—	(2,725)

Balance, September 30, 2013	$72,664	$88	$593,458	$(228,222)	$6,361	$(29,970)	$414,379

Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	25,181	—	—	25,181
Other comprehensive income	—	—	—	—	1,211	—	1,211
Issuance of treasury stock for employee stock purchase plan	—	—	(376)	—	—	533	157
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(229)	—	—	208	(21)
Cash dividends common stock at $0.14 per share	—	—	—	(12,154)	—	—	(12,154)
Stock dividend equivalents restricted stock units at $0.14 per share	—	—	146	(146)	—	—	—
Stock-based employee compensation	—	—	835	—	—	—	835
Preferred stock dividends	—	—	—	(545)	—	—	(545)

Balance, September 30, 2014	$72,664	$88	$593,520	$(213,386)	$5,667	$(28,525)	$430,028

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$25,181	$21,806
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	835	650
Depreciation and amortization	6,419	6,494
Provision for loan losses	2,000	6,000
Provision for deferred income taxes	11,999	6,725
Amortization of security premiums and discounts, net	5,525	6,821
Net security gains	(40)	(82)
Gain on sales of loans, net	(3,554)	(8,944)
Net loss (gain) on disposition of premises and equipment	4	(796)
Net gains on sales of OREO properties	(142)	(1)
Increase in cash surrender value of bank owned life insurance	(436)	(915)
Change in assets and liabilities:
(Increase) decrease in other assets	(2,285)	9,177
Decrease in other liabilities	(4,209)	(1,192)
Decrease in interest payable	(146)	(386)
(Increase) decrease in income taxes receivable	(426)	228
Net cash provided by operating activities before activities for loans originated for sale	$40,725	$45,585

Loans originated for sale	(164,570)	(390,125)
Proceeds from sales of loans	169,874	421,572
Net cash provided by operating activities	$46,029	$77,032

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	65,906	10,229
Proceeds from maturities of securities classified available for sale	137,943	143,258
Proceeds from maturities of securities classified held to maturity	6	—
Purchase of securities classified available for sale	(169,560)	(78,358)
Purchase of securities classified held to maturity	(1,026)	(838)
Net increase in loans	(89,514)	(207,063)
Proceeds from disposition of premises and equipment	8	2,849
Proceeds from sale of OREO properties	2,655	2,312
Purchases of premises and equipment	(2,792)	(2,279)
Net cash used in investing activities	$(56,374)	$(129,890)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(65,691)	$(82,944)
Net increase (decrease) in demand, money market and savings deposits	21,947	(17,496)
Cash dividends paid	(12,699)	(9,662)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(25)	(113)
Principal payments on long-term debt	—	(7,000)
Proceeds from long-term debt	30,000	—
Net (decrease) increase in securities sold under agreements to repurchase	(15,066)	17,486
Net cash used in financing activities	$(41,534)	$(99,729)
Net decrease in cash and due from banks	$(51,879)	$(152,587)
Cash and due from banks, beginning	$231,603	$351,255
Cash and due from banks, ending	$179,724	$198,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$5,075	$7,136
Income taxes	$2,686	$3,406
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$596	$1,017

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying Consolidated Balance Sheets as of December 31, 2013, which have been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  Other than the return of capital and associated surplus to the Company from Busey Bank (the “Bank”), which was executed on October 22, 2014, as discussed in the capital resources section of management’s discussion and analysis of financial condition and results of operations, there were no significant subsequent events for the quarter ended September 30, 2014 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Recent Accounting Pronouncements

ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs and requires interim and annual disclosures.  The new authoritative guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 requires that certain government-guaranteed mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure on loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. The new authoritative guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s financial statements.

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

The amortized cost, unrealized gains and losses and fair values of securities classified as available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$50,341	$242	$(6)	$50,577
Obligations of U.S. government corporations and agencies	187,394	1,397	(155)	188,636
Obligations of states and political subdivisions	234,495	3,419	(752)	237,162
Residential mortgage-backed securities	241,933	3,882	(243)	245,572
Corporate debt securities	73,840	241	(123)	73,958
Total debt securities	788,003	9,181	(1,279)	795,905
Mutual funds and other equity securities	5,428	1,732	—	7,160
Total	$793,431	$10,913	$(1,279)	$803,065

Held to maturity
Obligations of states and political subdivisions	$1,366	$19	$(1)	$1,384
Commercial mortgage-backed securities	1,018	19	—	1,037
Total	$2,384	$38	$(1)	$2,421

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$102,463	$244	$(67)	$102,640
Obligations of U.S. government corporations and agencies	254,998	2,741	(328)	257,411
Obligations of states and political subdivisions	272,077	2,887	(2,812)	272,152
Residential mortgage-backed securities	174,699	3,571	(535)	177,735
Corporate debt securities	25,384	155	(33)	25,506
Total debt securities	829,621	9,598	(3,775)	835,444
Mutual funds and other equity securities	4,114	1,752	—	5,866
Total	$833,735	$11,350	$(3,775)	$841,310
Held to maturity
Obligations of states and political subdivisions	$834	$1	$(4)	$831
Total	$834	$1	$(4)	$831

The amortized cost and fair value of debt securities available for sale and held to maturity as of September 30, 2014, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$127,442	$128,040	$—	$—
Due after one year through five years	353,926	356,234	515	518
Due after five years through ten years	148,191	151,396	1,869	1,903
Due after ten years	158,444	160,235	—	—
Total	$788,003	$795,905	$2,384	$2,421

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Gross security gains	$—	$82	$57	$82
Gross security (losses)	—	—	(17)	—
Net security gains	$—	$82	$40	$82

The tax provision for the net realized gains was insignificant for the three and nine months ended September 30, 2014 and 2013.

Investment securities with carrying amounts of $512.5 million and $428.7 million on September 30, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$—	$—	$362	$6	$362	$6
Obligations of U.S. government corporations and agencies	260	1	25,152	154	25,412	155
Obligations of states and political subdivisions	24,153	66	43,653	686	67,806	752
Residential mortgage-backed securities	53,276	115	10,858	128	64,134	243
Corporate debt securities	23,484	118	213	5	23,697	123
Total temporarily impaired securities	$101,173	$300	$80,238	$979	$181,411	$1,279

Held to maturity
Obligations of states and political subdivisions	$236	$1	$—	$—	$236	$1
Total temporarily impaired securities	$236	$1	$—	$—	$236	$1

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$25,830	$67	$—	$—	$25,830	$67
Obligations of U.S. government corporations and agencies	25,946	328	—	—	25,946	328
Obligations of states and political subdivisions	92,703	2,518	8,492	294	101,195	2,812
Residential mortgage-backed securities	53,543	535	—	—	53,543	535
Corporate debt securities	1,614	33	—	—	1,614	33
Total temporarily impaired securities	$199,636	$3,481	$8,492	$294	$208,128	$3,775

Held to maturity
Obligations of states and political subdivisions	$597	$4	$—	$—	$597	$4
Total temporarily impaired securities	$597	$4	$—	$—	$597	$4

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

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2014 was 158, and represented a loss of 0.7% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The Company had available for sale obligations of state and political subdivisions with a fair value of $237.2 million and $272.2 million as of September 30, 2014 and December 31, 2013, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions totaling $1.4 million and $0.8 million at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Company’s obligations of state and political subdivisions portfolio was comprised of $196.7 million of general obligation bonds and $41.8 million of revenue bonds issued by 238 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 23 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 17 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

September 30, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	75	$68,434	$69,974	$933
Wisconsin	40	38,271	38,562	964
Michigan	33	30,884	31,283	948
Pennsylvania	10	12,939	13,030	1,303
Ohio	10	10,936	10,890	1,089
Texas	7	7,401	7,359	1,051
Iowa	3	6,118	6,154	2,051
Other	24	18,905	19,476	812
Total general obligations bonds	202	$193,888	$196,728	$974

December 31, 2013:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	82	$82,884	$83,804	$1,022
Wisconsin	41	43,117	43,122	1,052
Michigan	37	35,350	35,365	956
Pennsylvania	11	14,132	14,133	1,285
Ohio	12	11,709	11,426	952
Texas	7	7,510	7,270	1,039
Iowa	3	6,126	6,060	2,020
Other	26	21,865	22,290	857
Total general obligations bonds	219	$222,693	$223,470	$1,020

The general obligation bonds are diversified across many issuers, with $3.5 million and $5.0 million being the largest exposure to a single issuer at September 30, 2014 and December 31, 2013, respectively.  Accordingly, as of September 30, 2014 and December 31, 2013, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 96.9% had been rated by at least one nationally recognized statistical rating organization and 3.1% were unrated, based on the fair value as of September 30, 2014.  Of the general obligation bonds in the Company’s portfolio, 96.4% had been rated by at least one nationally recognized statistical rating organization and 3.6% were unrated, based on the fair value as of December 31, 2013.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

September 30, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$6,999	$6,920	$1,730
Indiana	8	12,534	12,486	1,561
Other	24	22,440	22,412	934
Total revenue bonds	36	$41,973	$41,818	$1,162

December 31, 2013:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$7,356	$7,121	$1,780
Indiana	14	14,740	14,481	1,034
Other	30	28,122	27,911	930
Total revenue bonds	48	$50,218	$49,513	$1,032

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of September 30, 2014 and December 31, 2013.  Accordingly, as of September 30, 2014 and December 31, 2013, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of September 30, 2014 and December 31, 2013.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

As of September 30, 2014, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 4:  Loans

Geographic distributions of loans were as follows:

	September 30, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$520,002	$18,794	$26,027	$564,823
Commercial real estate	850,819	168,201	118,464	1,137,484
Real estate construction	47,155	17,045	15,619	79,819
Retail real estate	468,818	104,971	13,442	587,231
Retail other	9,929	551	78	10,558
Total	$1,896,723	$309,562	$173,630	$2,379,915

Less held for sale(1)				12,090
				$2,367,825
Less allowance for loan losses				47,014
Net loans				$2,320,811

(1)Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460
Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.5 million as of September 30, 2014 and insignificant as of December 31, 2013.

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

•                  Grade 9- This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•                  Grade 10- This grade includes “Doubtful” loans that have all the characteristics of a substandard loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral having a value that is difficult to determine.

All loans are graded at the inception of the loan.  All commercial loans that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade it is aggregated into a homogenous pool of either:  $0.35 million or less or $0.35 million to $1.0 million.  These pools are monitored on a quarterly basis for the first year, semiannually in the second year and annually thereafter.  Homogenous pool credits which are subsequently downgraded to a grading of 7 or worse, are subject to the same portfolio review as loans over $1.0 million.  All commercial loans greater than $1.0 million dollars receive a portfolio review at least annually.  Commercial loans greater than $1.0 million that have a grading of 7 receive a portfolio review twice per year.  Commercial loans greater than $1.0 million that have a grading of 8 or worse receive a portfolio review on a quarterly basis.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.2 billion at September 30, 2014 compared to $2.1 billion at December 31, 2013.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $131.8 million at September 30, 2014, a decline of $30.1 million from $161.9 million at December 31, 2013.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, non-posted and clearings) and geography:

	September 30, 2014
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$494,643	$34,085	$9,455	$6,471	$1,375
Commercial real estate	5.63	844,763	74,000	27,213	21,724	1,583
Real estate construction	6.07	43,530	4,018	13,073	1,236	917
Retail real estate	3.49	446,768	10,620	4,531	3,557	1,345
Retail other	3.45	9,935	45	18	9	—
Total Illinois/Indiana		$1,839,639	$122,768	$54,290	$32,997	$5,220

Florida
Commercial	6.07	$11,126	$3,966	$3,100	$602	$—
Commercial real estate	6.02	120,248	26,811	4,960	13,594	2,588
Real estate construction	6.16	15,473	—	624	857	91
Retail real estate	4.14	80,151	11,674	9,655	2,476	782
Retail other	3.00	551	—	—	—	—
Total Florida		$227,549	$42,451	$18,339	$17,529	$3,461
Total		$2,067,188	$165,219	$72,629	$50,526	$8,681

	December 31, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$487,587	$46,992	$15,986	$8,536	$975
Commercial real estate	5.55	799,117	79,371	19,327	29,606	4,597
Real estate construction	7.11	21,585	16,376	11,920	7,686	3,862
Retail real estate	3.53	393,299	9,285	5,392	4,408	3,936
Retail other	2.64	8,451	60	—	4	—
Total Illinois/Indiana		$1,710,039	$152,084	$52,625	$50,240	$13,370

Florida
Commercial	5.89	$16,460	$174	$3,218	$684	$—
Commercial real estate	6.02	116,741	16,470	11,250	12,721	3,073
Real estate construction	6.64	7,886	7,961	743	836	—
Retail real estate	3.85	77,116	12,052	9,417	3,050	721
Retail other	1.72	552	—	—	—	—
Total Florida		$218,755	$36,657	$24,628	$17,291	$3,794
Total		$1,928,794	$188,741	$77,253	$67,531	$17,164

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	September 30, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$30	$16	$5	$1,375
Commercial real estate	2,418	3,275	—	1,583
Real estate construction	—	—	—	917
Retail real estate	531	64	60	1,345
Retail other	6	10	—	—
Total Illinois/Indiana	$2,985	$3,365	$65	$5,220

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	2,588
Real estate construction	—	—	—	91
Retail real estate	—	—	—	782
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,461
Total	$2,985	$3,365	$65	$8,681

	December 31, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$906	$279	$92	$975
Commercial real estate	567	3,736	—	4,597
Real estate construction	—	—	—	3,862
Retail real estate	483	123	103	3,936
Retail other	20	—	—	—
Total Illinois/Indiana	$1,976	$4,138	$195	$13,370

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,073
Real estate construction	—	—	—	—
Retail real estate	—	—	—	721
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,794
Total	$1,976	$4,138	$195	$17,164

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2014 if impaired loans had been current in accordance with their original terms was $0.1 million and $0.7 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2014.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$11,050	$11,511
30 – 89 days past due	—	380
Included in non-performing loans	2,253	5,919
Total	$13,303	$17,810

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

There were no performing loans classified as TDRs during the three months ended September 30, 2014.  Performing loans classified as TDRs during the nine months ended September 30, 2014 were insignificant.

Performing loans classified as TDRs during the three and nine months ended September 30, 2013 included one commercial real estate modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.2 million.  Performing loans classified as TDRs during the nine months ended September 30, 2013 also included one commercial real estate modification in Florida for short-term interest rate relief, with a recorded investment of $0.1 million.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2014 and 2013 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

There were no TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and nine months ended September 30, 2014.

TDRs that were classified as non-performing and had payment defaults during the three months ended September 30, 2013 consisted of one Florida retail real estate modification totaling $0.1 million.  TDRs that were classified as non-performing and had payment defaults during the nine months ended September 30, 2013 consisted of one Illinois/Indiana commercial real estate modification totaling $1.7 million, one Illinois/Indiana real estate construction modification totaling $0.3 million, four Illinois/Indiana retail real estate modifications totaling $1.1 million and two Florida retail real estate modifications totaling $0.2 million.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	September 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,294	$1,703	$707	$2,410	$590	$2,618
Commercial real estate	5,477	1,705	2,316	4,021	1,139	6,495
Real estate construction	918	808	110	918	48	3,190
Retail real estate	2,842	2,457	25	2,482	25	3,592
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$12,531	$6,673	$3,158	$9,831	$1,802	$15,895

Florida
Commercial	$—	$—	$—	$—	$—	$2
Commercial real estate	4,737	3,365	1,286	4,651	382	4,966
Real estate construction	634	634	—	634	—	461
Retail real estate	10,215	8,885	537	9,422	337	9,504
Retail other	8	—	8	8	8	3
Total Florida	$15,594	$12,884	$1,831	$14,715	$727	$14,936
Total	$28,125	$19,557	$4,989	$24,546	$2,529	$30,831

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,825	$1,684	$602	$2,286	$485	$4,169
Commercial real estate	8,866	3,671	3,740	7,411	1,977	10,335
Real estate construction	4,932	2,292	1,570	3,862	468	5,889
Retail real estate	5,583	3,267	2,010	5,277	604	5,296
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$22,206	$10,914	$7,922	$18,836	$3,534	$25,689

Florida
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	7,108	3,946	1,319	5,265	416	6,662
Real estate construction	417	417	—	417	—	1,294
Retail real estate	10,346	9,005	537	9,542	337	11,079
Retail other	—	—	—	—	—	—
Total Florida	$17,871	$13,368	$1,856	$15,224	$753	$19,035
Total	$40,077	$24,282	$9,778	$34,060	$4,287	$44,724

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2014 and December 31, 2013.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of each of September 30, 2014 and December 31, 2013, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of September 30, 2014, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of September 30, 2014 and December 31, 2013, based upon a review of the differences between the rolling 12- and 20-quarter historical loss averages by region.  As of September 30, 2014, the Company believed this minimum additional amount remained adequate.

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

During the third quarter of 2014, the Company adjusted Illinois/Indiana qualitative factors relating to Loan Underwriting, Policy and Procedures, Macro and Local Economic Factor, Nature and Volume of Loan Portfolio, and Net Charge-Off Trend.  Additionally, the Company adjusted Florida qualitative factors relating to Loan Underwriting, Policy and Procedures, Macro and Local Economic Factor, and Net Charge-Off Trend.  The adjustment of these factors increased our allowance requirements by $5.3 million at September 30, 2014 compared to the method used for June 30, 2014.  Further, during the first quarter of 2014, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Net Charge-Off Trend compared to the method used for December 31, 2013.  Adjustments to increase these qualitative factors were made in the third and first quarters of 2014 to recognize perceived changing degrees of risk, offset decreasing quantitative factors and reflect management’s evaluation of risk.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937
Provision for loan loss	1,031	2,208	(623)	(1,986)	130	760
Charged-off	(121)	—	—	(388)	(114)	(623)
Recoveries	29	39	—	120	44	232
Ending Balance	$8,634	$17,673	$2,153	$8,548	$298	$37,306

Florida
Beginning balance	$1,782	$4,976	$175	$3,554	$4	$10,491
Provision for loan loss	(539)	116	5	(345)	3	(760)
Charged-off	(6)	—	—	(55)	(1)	(62)
Recoveries	18	—	—	15	6	39
Ending Balance	$1,255	$5,092	$180	$3,169	$12	$9,708

	As of and for the Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	879	2,388	(241)	3,540	242	6,808
Charged-off	(825)	(1,173)	(657)	(2,079)	(306)	(5,040)
Recoveries	128	79	511	225	146	1,089
Ending Balance	$8,634	$17,673	$2,153	$8,548	$298	$37,306

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	(807)	(912)	(1,983)	(1,096)	(10)	(4,808)
Charged-off	(26)	—	—	(192)	(1)	(219)
Recoveries	162	271	995	170	19	1,617
Ending Balance	$1,255	$5,092	$180	$3,169	$12	$9,708

	As of and for the Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247
Provision for loan loss	363	316	(241)	1,024	49	1,511
Charged-off	(241)	(44)	—	(446)	(117)	(848)
Recoveries	37	145	21	112	59	374
Ending Balance	$7,673	$14,140	$2,294	$8,946	$231	$33,284

Florida
Beginning balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244
Provision for loan loss	687	1,504	(1,690)	(9)	(3)	489
Charged-off	—	(2,298)	2	(56)	(2)	(2,354)
Recoveries	22	2	225	47	5	301
Ending Balance	$2,214	$6,864	$1,230	$4,369	$3	$14,680

	As of and for the Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	1,617	(371)	558	1,592	14	3,410
Charged-off	(663)	(954)	(1,071)	(1,068)	(404)	(4,160)
Recoveries	122	442	280	312	299	1,455
Ending Balance	$7,673	$14,140	$2,294	$8,946	$231	$33,284

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	722	3,356	(1,332)	(143)	(13)	2,590
Charged-off	—	(2,543)	(55)	(1,615)	(7)	(4,220)
Recoveries	55	(11)	302	513	18	877
Ending Balance	$2,214	$6,864	$1,230	$4,369	$3	$14,680

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of September 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$590	$1,139	$48	$25	$—	$1,802
Loans collectively evaluated for impairment	8,044	16,534	2,105	8,523	298	35,504
Ending Balance	$8,634	$17,673	$2,153	$8,548	$298	$37,306

Loans:
Loans individually evaluated for impairment	$2,410	$4,021	$918	$2,482	$—	$9,831
Loans collectively evaluated for impairment	543,619	965,262	61,856	467,921	10,007	2,048,665
Ending Balance	$546,029	$969,283	$62,774	$470,403	$10,007	$2,058,496

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$382	$—	$337	$8	$727
Loans collectively evaluated for impairment	1,255	4,710	180	2,832	4	8,981
Ending Balance	$1,255	$5,092	$180	$3,169	$12	$9,708

Loans:
Loans individually evaluated for impairment	$—	$4,651	$634	$9,422	$8	$14,715
Loans collectively evaluated for impairment	18,794	163,550	16,411	95,316	543	294,614
Ending Balance	$18,794	$168,201	$17,045	$104,738	$551	$309,329

	As of December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$485	$1,977	$468	$604	$—	$3,534
Loans collectively evaluated for impairment	7,967	14,402	2,072	6,258	216	30,915
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Loans:
Loans individually evaluated for impairment	$2,286	$7,411	$3,862	$5,277	$—	$18,836
Loans collectively evaluated for impairment	557,790	924,607	57,567	413,020	8,515	1,961,499
Ending Balance	$560,076	$932,018	$61,429	$418,297	$8,515	$1,980,335

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$416	$—	$337	$—	$753
Loans collectively evaluated for impairment	1,926	5,317	1,168	3,950	4	12,365
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

Loans:
Loans individually evaluated for impairment	$—	$5,265	$417	$9,542	$—	$15,224
Loans collectively evaluated for impairment	20,536	154,990	17,009	92,814	552	285,901
Ending Balance	$20,536	$160,255	$17,426	$102,356	$552	$301,125

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

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Balance at end of period	$157,282	$172,348
Weighted average interest rate at end of period	0.11%	0.13%
Maximum outstanding at any month end in year-to-date period	$157,282	$172,348
Average daily balance for the year-to-date period	$137,424	$137,777
Weighted average interest rate during period (1)	0.11%	0.14%

(1)The weighted average interest rate is computed by dividing total interest for the year-to-date period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net income available to common stockholders	$8,927	$7,024	$24,636	$19,081
Shares:
Weighted average common shares outstanding	86,920	86,801	86,894	86,745

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	419	275	368	299

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,339	87,076	87,262	87,044

Basic earnings per common share	$0.10	$0.08	$0.28	$0.22

Diluted earnings per common share	$0.10	$0.08	$0.28	$0.22

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At September 30, 2014, 457,630 outstanding options, 573,833 warrants, and 353,976 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At September 30, 2013, 648,529 outstanding options, 573,833 warrants, and 380,252 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company also has outstanding stock options granted prior to 2011.  Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of September 30, 2014, the Company held 1,442,257 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

A summary of the status of and changes in the Company’s stock option awards for the nine months ended September 30, 2014 follows:

		Weighted-	Weighted-
		Average	Average
	Shares	Exercise Price	Remaining Contractual Term

Outstanding at beginning of year	696,379	$17.22
Granted	—	—
Exercised	—	—
Forfeited	186,249	19.67
Outstanding at end of period	510,130	$16.33	1.97
Exercisable at end of period	510,130	$16.33	1.97

The Company did not record any stock option compensation expense for the three and nine months ended September 30, 2014 or 2013.

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2014, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	914,968	34,014	948,982	$4.96
Granted	304,277	49,699	353,976	5.84
Dividend Equivalents Earned	25,150	1,051	26,201	5.53
Vested	(15,728)	(29,491)	(45,219)	5.02
Forfeited	(44,109)	—	(44,109)	4.73
Non-vested at end of period	1,184,558	55,273	1,239,831	$5.23
Outstanding at end of period	1,184,558	144,822	1,329,380	$5.22

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

On June 23, 2014, under the terms of the 2010 Equity Incentive Plan, the Company granted 304,277 RSUs to members of management.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $1.8 million.  This cost will be recognized over a period of two to five years.   Subsequent to each requisite service period, the awards will vest 100%.

Additionally, on June 23, 2014, under the terms of the 2010 Equity Incentive Plan, the Company granted 36,000 DSUs to directors.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $0.2 million. This cost will be recognized over the requisite service period of one year from the date of grant or the next annual shareholders’ meeting; whichever is earlier. The Company also granted 13,699 DSUs to the Chairman of the Board.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $0.1 million. This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%. These DSUs generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the Board or a change in control of the Company.  Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

The Company recognized $0.3 million of compensation expense related to non-vested stock units for the three months ended September 30, 2014 and 2013.  The Company recognized $0.8 million and $0.7 million of compensation expense related to non-vested stock units for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $3.9 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.7 years.

Note 8:  Income Taxes

At September 30, 2014, the Company was under examination by the Illinois Department of Revenue for the Company’s 2011 and 2012 income tax filings.

Note 9:  Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company is a party to legal actions which arise in the normal course of its business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company.

Credit Commitments and Contingencies

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

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

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$575,586	$527,614
Standby letters of credit	13,601	10,155

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2014 and December 31, 2013, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,446,041	$3,456,555
FirsTech	8,992	8,992	28,135	27,253
Busey Wealth Management	11,694	11,694	30,273	28,548
All Other	—	—	16,468	27,219
Total	$20,686	$20,686	$3,520,917	$3,539,575

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$27,430	$27,167	$80,184	$81,597
FirsTech	14	13	39	39
Busey Wealth Management	74	62	214	179
All Other	(7)	(6)	(19)	(4)
Total interest income	$27,511	$27,236	$80,418	$81,811

Interest Expense:
Busey Bank	$1,312	$1,709	$4,072	$5,858
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	288	294	857	892
Total interest expense	$1,600	$2,003	$4,929	$6,750

Other Income:
Busey Bank	$7,917	$9,447	$24,705	$29,542
FirsTech	2,412	2,167	7,208	6,445
Busey Wealth Management	4,426	4,540	14,077	13,286
All Other	(551)	(524)	(1,788)	(1,219)
Total other income	$14,204	$15,630	$44,202	$48,054

Net Income:
Busey Bank	$8,195	$6,963	$22,910	$19,243
FirsTech	322	259	957	807
Busey Wealth Management	1,176	1,173	3,579	3,126
All Other	(584)	(462)	(2,265)	(1,370)
Total net income	$9,109	$7,933	$25,181	$21,806

Note 11: Derivative Financial Instruments

Starting in the first quarter of 2014, the Company began entering into loan agreements that settled in non-U.S. dollar denominations.  The foreign loan balance, gross, translated into U.S. dollars as of September 30, 2014 was $1.4 million.

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

The notional amount and fair values of open foreign currency forward contracts were as follows:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Forward contracts – foreign exchange:
Notional amount	$1,392	$—
Other assets – estimated fair value	13	—
Other liabilities – estimated fair value	—	—

The amount of gains and losses relating to foreign currency forward contracts included in other income for the three and nine months ended September 30, 2014 was insignificant.

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

As of September 30, 2014, the Company had no other interest rate futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale, which netted to an insignificant amount.

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

There were no transfers between levels during the quarter ended September 30, 2014.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,577	$—	$50,577
Obligations of U.S. government corporations and agencies	—	188,636	—	188,636
Obligations of states and political subdivisions	—	237,162	—	237,162
Residential mortgage-backed securities	—	245,572	—	245,572
Corporate debt securities	—	73,958	—	73,958
Mutual funds and other equity securities	7,160	—	—	7,160
Derivative assets
Foreign currency forward contracts	—	13	—	13
Derivative liabilities
Foreign currency forward contracts	—	—	—	—

December 31, 2013
Securities available for sale
U.S. Treasury securities	$—	$102,640	$—	$102,640
Obligations of U.S. government corporations and agencies	—	257,411	—	257,411
Obligations of states and political subdivisions	—	272,152	—	272,152
Residential mortgage-backed securities	—	177,735	—	177,735
Corporate debt securities	—	25,506	—	25,506
Mutual funds and other equity securities	5,866	—	—	5,866

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2014
Impaired loans	$—	$—	$2,460	$2,460
OREO	—	—	—	—

December 31, 2013
Impaired loans	$—	$—	$5,491	$5,491
OREO	—	—	1,134	1,134

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
September 30, 2014

Impaired loans	$2,460	Appraisal of collateral	Appraisal adjustments	-0.6% to -100.0% (-48.0%)
OREO	—	Appraisal of collateral	Appraisal adjustments	-% (-%)
December 31, 2013

Impaired loans	$5,491	Appraisal of collateral	Appraisal adjustments	-0.4% to -100.0% (-36.0%)
OREO	1,134	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$179,724	$179,724	$231,603	$231,603
Securities held to maturity	2,384	2,421	834	831
Loans held for sale	12,090	12,355	13,840	14,103
Accrued interest receivable	12,219	12,219	11,148	11,148
Level 3 inputs:
Loans, net	2,320,811	2,323,621	2,233,893	2,236,841

Financial liabilities:
Level 2 inputs:
Deposits	$2,825,394	$2,825,499	$2,869,138	$2,870,870
Securities sold under agreements to repurchase	157,282	157,282	172,348	172,348
Long-term debt	30,000	30,000	—	—
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	527	527	673	673

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

During the third quarter of 2014, the Company executed $30.0 million in Federal Home Loan Bank (“FHLB”) overnight discount note indexed advances.  The variable rate notes range in maturity from seven to ten years with options to prepay at par prior to maturity.

Note 13: Pending Acquisitions

On September 25, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among First Busey, FBC Acquisition LLC, a newly-formed Nevada limited liability corporation and wholly-owned subsidiary of First Busey, and Herget Financial Corp., a Delaware corporation (“Herget Financial”), pursuant to which First Busey will acquire Herget Financial and its wholly-owned bank subsidiary, Herget Bank, National Association (“Herget Bank”).  Under the terms of the Merger Agreement, First Busey will acquire 100% of Herget Financial’s outstanding common stock for aggregate cash consideration of $34.1 million. Each share of Herget Financial common stock will be entitled to receive $588.00 in cash. The merger consideration is subject to certain downward adjustments as set forth in the Merger Agreement. It is anticipated that Herget Bank will be merged with and into First Busey’s bank subsidiary, Busey Bank, upon completion of the transaction. At that time, Herget Bank’s banking offices will become branches of Busey Bank. As of September 30, 2014, Herget Financial and Herget Bank had total consolidated assets of $275.1 million.  The merger is anticipated to be completed in early 2015, and is subject to the satisfaction of the closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at September 30, 2014 (unaudited), as compared with June 30, 2014 (unaudited), December 31, 2013 and September 30, 2013 (unaudited), and the results of operations for the three and nine months ended September 30, 2014 and 2013 (unaudited), and, in certain instances, the three months ended June 30, 2014 (unaudited).  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

Operating Results

First Busey Corporation’s net income for the third quarter of 2014 was $9.1 million and net income available to common stockholders was $8.9 million, or $0.10 per fully-diluted common share.  Net income increased from the third quarter of 2013, when the Company reported net income of $7.9 million and net income available to common stockholders of $7.0 million, or $0.08 per fully-diluted common share.  Net income available to common stockholders also grew 12% on a linked-quarter basis.  For the second quarter of 2014, the Company reported net income of $8.2 million and net income available to common stockholders of $8.0 million, or $0.09 per fully-diluted common share.

The Company’s year-to-date net income through September 30, 2014 was $25.2 million and net income available to common stockholders was $24.6 million, or $0.28 per fully-diluted common share, compared to net income of $21.8 million and net income available to common stockholders of $19.1 million, or $0.22 per fully-diluted common share, for the comparable period of 2013.

Net interest income of $25.9 million in the third quarter of 2014 increased from $25.0 million in the second quarter of 2014, and $25.2 million recorded in the third quarter of 2013.  Net interest income for the first nine months of 2014 was $75.5 million compared to $75.1 million for the same period of 2013.  Gross loans at September 30, 2014 increased $55.8 million from June 30, 2014, despite a drop in held for sale loans of $8.2 million during the period.

Robust loan growth during 2013 pushed Small Business Lending Fund qualified credits above certain thresholds required to meaningfully reduce costs of the Company’s preferred stock dividend beginning in 2014.  Dividends paid on the preferred stock totaled $0.5 million for the first nine months of 2014 compared to $2.7 million for the comparable period of 2013.  In addition, credit quality and related costs continued to improve.  As net charge-offs and non-performing loans trended significantly lower, the provision for loan loss fell to zero in the third quarter of 2014, a decrease from $1.0 million in the second quarter of 2014 and $2.0 million in the third quarter of 2013.  For the first nine months of 2014, the provision for loan loss was $2.0 million, compared to $6.0 million for the same period of 2013.  With a continued commitment to the quality of assets and the strength of our balance sheet, near-term loan losses are expected to remain at lower levels.

Busey Wealth Management’s net income of $1.2 million for the third quarter of 2014 seasonally declined from $1.4 million for the second quarter of 2014 but was comparable to the third quarter of 2013.  Busey Wealth Management’s net income for the first nine months of 2014 was $3.6 million as compared to $3.1 million for the first nine months of 2013.  Assets under care increased to $5.0 billion as of September 30, 2014 compared to $4.7 billion at September 30, 2013.  FirsTech’s net income of $0.3 million for the third quarter of 2014 was comparable to the second quarter of 2014 and increased from the third quarter of 2013 by 24.3%.  FirsTech’s year-to-date net income of $1.0 million increased from $0.8 million for the comparable period of 2013, primarily due to growth in electronic processing revenues, including online and mobile services.

Asset Quality

While much internal focus has been directed toward organic growth, the Company’s commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators.  As of September 30, 2014, the Company reported non-performing loans of $8.7 million, the lowest level in over six years.  Net charge-offs for the third quarter of 2014 also reflected yet another low at $0.4 million for the quarter, compared to $1.0 million for second quarter of 2014 and $2.5 million for the third quarter of 2013.  Net charge-offs for the first nine months of 2014 were $2.6 million, compared to $6.0 million for the same period of 2013.  When determining whether to record a third quarter provision expense, the Company considered standard GAAP measures along with a $2.0 million recovery that was recorded early in the fourth quarter of 2014.  While these improvements are encouraging, many asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter. The key metrics are as follows:

SELECTED FINANCIAL HIGHLIGHTS

(dollars in thousands)

	As of and for the Three Months Ended
	September 30,	June 30,	December 31,	September 30,
	2014	2014	2013	2013
ASSET QUALITY
Gross loans(1)	$2,379,915	$2,324,068	$2,295,300	$2,250,605
Commercial loans(2)	1,782,126	1,737,751	1,751,740	1,695,583
Allowance for loan losses	47,014	47,428	47,567	47,964
Non-performing loans
Non-accrual loans	8,681	11,232	17,164	18,489
Loans 90+ days past due	65	235	195	199
Non-performing loans, segregated by geography
Illinois/ Indiana	5,285	8,273	13,565	14,451
Florida	3,461	3,194	3,794	4,237
Loans 30-89 days past due	6,350	1,766	6,114	2,283
Other non-performing assets	216	1,622	2,133	2,156
Non-performing assets to total loans and non-performing assets	0.4%	0.6%	0.9%	0.9%
Allowance as a percentage of non-performing loans	537.6%	413.6%	274.0%	256.7%
Allowance for loan losses to loans	2.0%	2.0%	2.1%	2.1%

(1)         Includes loans held for sale.

(2)         Includes loans categorized as commercial, commercial real estate and real estate construction.

Gross loans at September 30, 2014 increased $55.8 million from June 30, 2014. Gross loans increased to $2.4 billion at September 30, 2014 from $2.3 billion at each of June 30, 2014, December 31, 2013 and September 30, 2013.  Commercial loans increased to $1.8 billion as of September 30, 2014, which represents an increase of 2.6% from June 30, 2014 and 5.1% from September 30, 2013.

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

Southwest Florida has shown continuing signs of improvement in areas such as job growth and home sales over the last few years.  In addition, median sales prices of homes in Florida continue to be on the rise.  Although we have seen recent improvement in certain economic indicators, we expect it will still take southwest Florida a few more years to return to peak economic strength.  In 2013, Hertz Global Holdings, a Fortune 500 company, announced its intent to move its headquarters from New Jersey to southwest Florida, building a new world headquarters in Lee County.  It is estimated that the new headquarters will bring at least 700 jobs to the area.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

							Change in income/
	2014			2013			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$104,158	$67	0.26%	$114,012	$74	0.26%	$(6)	$(1)	$(7)
Investment securities
U.S. Government obligations	252,385	802	1.26%	405,316	1,339	1.31%	(488)	(49)	(537)
Obligations of states and political subdivisions(1)	241,237	1,605	2.64%	295,024	1,975	2.66%	(358)	(12)	(370)
Other securities	336,882	1,921	2.26%	224,293	1,278	2.26%	642	1	643
Loans(1) (2)	2,345,718	23,620	3.99%	2,162,138	23,162	4.25%	1,897	(1,439)	458
Total interest-earning assets(1)	$3,280,380	$28,015	3.39%	$3,200,783	$27,828	3.45%	$1,687	$(1,500)	$187

Cash and due from banks	85,678			111,168
Premises and equipment	64,947			68,230
Allowance for loan losses	(47,679)			(48,393)
Other assets	141,798			160,572

Total Assets	$3,525,124			$3,492,360

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$47,010	$7	0.06%	$48,595	$7	0.06%	$—	$—	$—
Savings deposits	212,061	10	0.02%	203,836	11	0.02%	—	(1)	(1)
Money market deposits	1,480,081	439	0.12%	1,468,892	420	0.11%	3	16	19
Time deposits	526,226	804	0.61%	618,181	1,218	0.78%	(165)	(249)	(414)
Short-term borrowings:
Federal funds purchased	1,114	1	0.36%	—	—	—%	1	—	1
Repurchase agreements	146,230	40	0.11%	129,485	44	0.13%	5	(9)	(4)
Other	272	—	—%	—	—	—%	—	—	—
Long-term debt	4,826	1	0.08%	—	—	—%	1	—	1
Junior subordinated debt owed to unconsolidated trusts	55,000	298	2.15%	55,000	303	2.19%	—	(5)	(5)
Total interest-bearing liabilities	$2,472,820	$1,600	0.26%	$2,523,989	$2,003	0.31%	$(155)	$(248)	$(403)

Net interest spread(1)			3.13%			3.14%

Noninterest-bearing deposits	601,220			529,480
Other liabilities	24,725			29,299
Stockholders’ equity	426,359			409,592

Total Liabilities and Stockholders’ Equity	$3,525,124			$3,492,360

Interest income / earning assets(1)	$3,280,380	$28,015	3.39%	$3,200,783	$27,828	3.45%
Interest expense / earning assets	$3,280,380	$1,600	0.20%	$3,200,783	$2,003	0.25%

Net interest margin(1)		$26,415	3.19%		$25,825	3.20%	$1,842	$(1,252)	$590

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)          Non-accrual loans have been included in average loans.

(3)          Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

							Change in income/
	2014			2013			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$146,744	$282	0.26%	$208,275	$387	0.25%	$(117)	$12	$(105)
Investment securities
U.S. Government obligations	287,383	2,785	1.30%	434,160	4,456	1.37%	(1,434)	(237)	(1,671)
Obligations of states and political subdivisions(1)	250,281	4,966	2.65%	288,273	5,786	2.68%	(755)	(65)	(820)
Other securities	303,544	5,194	2.29%	227,662	3,507	2.06%	1,266	421	1,687
Loans(1) (2)	2,277,343	68,717	4.03%	2,094,640	69,457	4.43%	5,790	(6,530)	(740)
Total interest-earning assets(1)	$3,265,295	$81,944	3.36%	$3,253,010	$83,593	3.44%	$4,750	$(6,399)	$(1,649)

Cash and due from banks	90,436			90,865
Premises and equipment	65,256			69,783
Allowance for loan losses	(47,857)			(48,455)
Other assets	145,688			166,487

Total Assets	$3,518,818			$3,531,690

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$48,495	$20	0.06%	$49,274	$24	0.07%	$—	$(4)	$(4)
Savings deposits	213,932	31	0.02%	208,722	46	0.03%	1	(16)	(15)
Money market deposits	1,478,982	1,285	0.12%	1,469,850	1,348	0.12%	8	(71)	(63)
Time deposits	548,005	2,592	0.63%	646,666	4,159	0.86%	(573)	(994)	(1,567)
Short-term borrowings:
Federal funds purchased	375	1	0.36%	—	—	—%	1	—	1
Repurchase agreements	137,424	114	0.11%	131,093	128	0.13%	6	(20)	(14)
Other	91	—	—%	—	15	—%	—	(15)	(15)
Long-term debt	1,626	1	0.08%	3,062	125	5.46%	(40)	(84)	(124)
Junior subordinated debt owed to unconsolidated trusts	55,000	885	2.15%	55,000	905	2.20%	—	(20)	(20)
Total interest-bearing liabilities	$2,483,930	$4,929	0.27%	$2,563,667	$6,750	0.35%	$(597)	$(1,224)	$(1,821)

Net interest spread(1)			3.09%			3.09%

Noninterest-bearing deposits	587,265			528,544
Other liabilities	25,529			28,562
Stockholders’ equity	422,094			410,917

Total Liabilities and Stockholders’ Equity	$3,518,818			$3,531,690

Interest income / earning assets(1)	$3,265,295	$81,944	3.36%	$3,253,010	$83,593	3.44%
Interest expense / earning assets	$3,265,295	$4,929	0.21%	$3,253,010	$6,750	0.28%

Net interest margin(1)		$77,015	3.15%		$76,843	3.16%	$5,347	$(5,175)	$172

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)          Non-accrual loans have been included in average loans.

(3)          Annualized.

Total average earning assets increased for the three and nine month periods ended September 30, 2014 as compared to the same periods of 2013.  Average loans increased $183.6 million and $182.7 million for the three and nine month periods ended September 30, 2014 compared to the same periods of 2013, respectively.  Average interest-bearing bank deposits and investment securities both decreased for the three and nine month periods ended September 30, 2014 as compared to the same periods of 2013.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities, leading to a positive effect on net interest margin.  Despite our increasing average loan balances, which positively influenced net interest margin, a highly competitive loan environment and a prolonged period of low interest rates continued to put downward pressure on yields and margins.

Total average interest-bearing liability balances decreased for the three and nine month periods ended September 30, 2014 as compared to the same periods of 2013.  Time deposits were the largest factor, decreasing $92.0 million and $98.7 million for the three and nine month periods ended September 30, 2014 compared to the same periods of 2013, respectively.

Interest income, on a tax-equivalent basis, increased $0.2 million for the three month period ended September 30, 2014 as compared to the same period of 2013.  Interest income, on a tax-equivalent basis, decreased $1.6 million for the nine month period ended September 30, 2014 as compared to the same period of 2013.  The interest income increase for the three month period ended September 30, 2014 was primarily a result of higher average loan balances.  The interest income decline for the nine month period ended September 30, 2014 related primarily to lower yields earned on assets in a low interest rate environment.  Interest expense decreased $0.4 million and $1.8 million for the three and nine month periods ended September 30, 2014 as compared to the same periods of 2013, respectively. The interest expense decline was primarily a result of decreases in interest rates offered by the Company on certain deposit products, particularly time deposits, as the interest rate environment remains low.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, held relatively steady at 3.19% for the three month period ended September 30, 2014 compared to 3.20% for the same period in 2013 and was also relatively stable at 3.15% for the nine month period ended September 30, 2014 compared to 3.16% for the same period in 2013.

Quarterly net interest margins for 2014 and 2013 are as follows:

	2014	2013
First Quarter	3.13%	3.10%
Second Quarter	3.13%	3.17%
Third Quarter	3.19%	3.20%
Fourth Quarter	—	3.12%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.13% for the three month period ended September 30, 2014, compared to 3.14% for the same period in 2013 and was 3.09% for the nine month periods ended September 30, 2014 and 2013.

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

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Trust fees	$4,182	$4,035	3.6%	$14,879	$13,956	6.6%
Commissions and brokers’ fees, net	676	710	(4.8)%	2,023	1,819	11.2%
Remittance processing	2,394	2,105	13.7%	7,120	6,288	13.2%
Service charges on deposit accounts	3,175	3,126	1.6%	8,981	8,876	1.2%
Other service charges and fees	1,575	1,486	6.0%	4,681	4,452	5.1%
Gain on sales of loans	1,339	2,684	(50.1)%	3,554	8,944	(60.3)%
Security (losses) gains, net	—	82	(100.0)%	40	82	(51.2)%
Other	863	1,402	(38.4)%	2,924	3,637	(19.6)%
Total other income	$14,204	$15,630	(9.1)%	$44,202	$48,054	(8.0)%

Total other income decreased $1.4 million and $3.9 million for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013, respectively, primarily from decreased gains on sales of loans as the industry is experiencing a general slowdown in mortgage production, partially offset by an aggregate increase in trust fees and commissions and brokers’ fees, net as well as in remittance processing.

Combined wealth management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013.  The increase was led by organic growth, which increased assets under care (“AUC”), and positive market trends.  AUC increased to $5.0 billion as of September 30, 2014 compared to $4.7 billion at September 30, 2013.  Continued growth in new AUC driven by our wealth management teams suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue increased $0.3 million for the three month period ended September 30, 2014 as compared to the same period in 2013 and $0.8 million for the nine month period ended September 30, 2014 as compared to the same period in 2013, primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 due to lower refinance volume as a result of market-based influences.  Retail real estate portfolio balances were higher at September 30, 2014 compared to September 30, 2013, excluding held for sale loans.  Total mortgage production is reflected in both the gain on loans sold and the balances of loans retained in the retail real estate portfolio, and the mix of sales versus retention may vary over time.

Other income decreased for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013.  The decrease was primarily due to income fluctuation in the Company’s private equity investment funds and fixed asset gains in 2013 compared to minimal activity in 2014.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$12,591	$13,001	(3.2)%	$37,418	$39,342	(4.9)%
Employee benefits	2,263	2,580	(12.3)%	7,542	8,754	(13.8)%
Total compensation expense	$14,854	$15,581	(4.7)%	$44,960	$48,096	(6.5)%

Net occupancy expense of premises	2,086	2,055	1.5%	6,384	6,340	0.7%
Furniture and equipment expenses	1,250	1,211	3.2%	3,607	3,687	(2.2)%
Data processing	2,600	2,606	(0.2)%	8,099	7,813	3.7%
Amortization of intangible assets	701	783	(10.5)%	2,181	2,349	(7.2)%
Regulatory expense	503	545	(7.7)%	1,559	1,808	(13.8)%
OREO expense	16	(207)	107.7%	87	394	(77.9)%
Other	4,288	4,784	(10.4)%	12,862	14,239	(9.7)%
Total other expense	$26,298	$27,358	(3.9)%	$79,739	$84,726	(5.9)%

Income taxes	$4,708	$3,572	31.8%	$12,771	$10,583	20.7%
Effective rate on income taxes	34.1%	31.0%		33.7%	32.7%

Efficiency ratio	63.0%	64.2%		64.0%	66.0%

Full-time equivalent employees as of period-end	801	857

Total other expense decreased $1.1 million and $5.0 million for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013, respectively, as the Company remains focused on cost control and productivity, which broadly reduced operating expenses.

Total compensation expense decreased $0.7 million for the three month period ended September 30, 2014 as compared to the same period in 2013 and $3.1 million for the nine month period ended September 30, 2014 compared to the same period in 2013.  Employee benefits fluctuate as a function of changes in salaries and wages.  An ongoing commitment to seek sensible opportunities to reduce cost and enhance productivity resulted in personnel reductions and other cost containment efforts that have contributed to positive expense trends.

Combined occupancy expenses and furniture and equipment expenses increased for the three month period ended September 30, 2014 as compared to the same period in 2013 but decreased slightly for the nine month period ended September 30, 2014 as compared to the same period in 2013.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense was steady for the three month period ended September 30, 2014 as compared to the same period in 2013 but increased for the nine month period ended September 30, 2014 as compared to the same period in 2013.  As the Company manages data processing expense, it continues to enhance its mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.  A portion of the increase in data processing expense was also related to supporting new sources of revenue growth at FirsTech.

Amortization of intangible assets expense decreased for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 as we are now in the seventh year of amortization arising from our merger with Main Street Trust, Inc.

Regulatory expense decreased for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013.  We anticipate that our regulatory expenses will remain close to current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, increased for the three months ended September 30, 2014 as compared to the same period in 2013 but decreased for the nine months ended September 30, 2014 as compared to the same period in 2013.  This expense fluctuates based on the management of commercial properties and the operating activity associated with the properties that we hold throughout the year.

Other expense decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily as a result of a widespread reduction in expenses due to an enhanced emphasis on cost control.

The effective rates of income taxes, or income taxes divided by income before taxes, of 34.1% and 33.7% for the three and nine months ended September 30, 2014, respectively, were lower than the combined federal and state statutory rate of approximately 41% due to amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate is scheduled for reduction effective January 1, 2015.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio of 63.0% for the three month period ended September 30, 2014 improved from 64.2% in the comparable period in 2013.  The efficiency ratio for the first nine months of 2014 was 64.0%, an improvement from 66.0% for the same period of 2013.  The process of examining appropriate avenues to improve efficiency is expected to continue as a focus in future periods with an emphasis on revenue growth.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2014	December 31, 2013	% Change
	(dollars in thousands)
Assets
Securities available for sale	$803,065	$841,310	(4.5)%
Securities held to maturity	2,384	834	185.9%
Loans, net, including loans held for sale	2,332,901	2,247,733	3.8%

Total assets	$3,520,917	$3,539,575	(0.5)%

Liabilities
Deposits:
Noninterest-bearing	$579,550	$547,531	5.8%
Interest-bearing	2,245,844	2,321,607	(3.3)%
Total deposits	$2,825,394	$2,869,138	(1.5)%

Securities sold under agreements to repurchase	$157,282	$172,348	(8.7)%
Long-term debt	30,000	—	100.0%

Total liabilities	$3,090,889	$3,124,211	(1.1)%

Stockholders’ equity	$430,028	$415,364	3.5%

First Busey’s balance sheet at September 30, 2014 slightly decreased as compared with its balance sheet at December 31, 2013.  Total securities decreased by $36.7 million at September 30, 2014 compared to December 31, 2013. Net loans, including loans held for sale, increased by $85.2 million, or 3.8%, during the same period, as loan demand in commercial real estate and retail real estate continued to improve in the third quarter.

Total liabilities decreased by $33.3 million, or 1.1%, at September 30, 2014 compared to December 31, 2013.  Noninterest-bearing deposits increased by $32.0 million, or 5.8%, at September 30, 2014 compared to December 31, 2013, while interest-bearing deposits decreased by $75.8 million, or 3.3%, at September 30, 2014 compared to December 31, 2013.  Securities sold under agreements to repurchase decreased by $15.1 million, or 8.7%, due to changing customer preferences and normal fluctuations in balances.  The Company executed $30.0 million of long-term debt in the third quarter of 2014 which is at variable rates and prepayable, as part of ongoing balance sheet strategy.  The Company remained strongly core deposit funded at 76.1% of total assets as of September 30, 2014, with solid liquidity and significant market share in the communities it serves.

Stockholders’ equity increased to $430.0 million at September 30, 2014 as compared to $415.4 million at December 31, 2013.  This increase was primarily the result of earnings in the first nine months of 2014, partially offset by dividends paid on preferred and common stock.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	September 30, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$520,002	$18,794	$26,027	$564,823
Commercial real estate	850,819	168,201	118,464	1,137,484
Real estate construction	47,155	17,045	15,619	79,819
Retail real estate	468,818	104,971	13,442	587,231
Retail other	9,929	551	78	10,558
Total	$1,896,723	$309,562	$173,630	$2,379,915

Less held for sale(1)				12,090
				$2,367,825
Less allowance for loan losses				47,014
Net loans				$2,320,811

(1) Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460
Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of September 30, 2014 increased $84.6 million from December 31, 2013; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $30.4 million from December 31, 2013.  Loans held for sale decreased by $1.8 million as of September 30, 2014 from December 31, 2013.   Retail real estate and retail other, less loans held for sale, increased $56.0 million as of September 30, 2014 from December 31, 2013 as challenging conditions across the mortgage industry began to moderate during the second quarter of 2014, a trend which continued in the third quarter as well.  Achieving meaningful organic growth remains a focus for us, and our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators as discussed further below.

Allowance for loan losses

Our allowance for loan losses was $47.0 million, or 2.0% of loans, at September 30, 2014, compared to $47.6 million, or 2.1% of loans, at December 31, 2013.

Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.

As of September 30, 2014, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

As net charge-offs and non-performing loans trended significantly lower, the provision for loan loss fell to zero in the third quarter of 2014 compared to $2.0 million in the same period of 2013.  Our provision for loan losses was $2.0 million for the nine months ended September 30, 2014 and $6.0 million for the same period of 2013. The relative provision expenses during 2014 and 2013 were reflective of management’s determination of the appropriate level of reserve relative to risk in the portfolio in 2014.

Sensitive assets include non-accrual loans, loans on our classified loan reports and other loans identified as having more than reasonable potential for loss.  Management reviews sensitive assets on at least a quarterly basis for changes in each applicable customer’s ability to pay and changes in valuation of underlying collateral in order to estimate probable losses.  The majority of these loans are being repaid in conformance with their contracts.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans	$8,681	$11,232	$14,340	$17,164
Loans 90+ days past due and still accruing	65	235	—	195
Total non-performing loans	$8,746	$11,467	$14,340	$17,359

OREO	$216	$1,622	$1,937	$2,133

Total non-performing assets	$8,962	$13,089	$16,277	$19,492

Allowance for loan losses	$47,014	$47,428	$47,426	$47,567
Allowance for loan losses to loans	2.0%	2.0%	2.1%	2.1%
Allowance for loan losses to non-performing loans	537.6%	413.6%	330.7%	274.0%
Non-performing loans to loans, before allowance for loan losses	0.4%	0.5%	0.6%	0.8%
Non-performing loans and OREO to loans, before allowance for loan losses	0.4%	0.6%	0.7%	0.9%

We continue to drive positive trends across a range of credit indicators.  Total non-performing assets were $9.0 million at September 30, 2014, compared to $19.5 million at December 31, 2013.  While these improvements are encouraging, many asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

As of September 30, 2014, the Bank had charged-off $3.6 million of principal balance on loans that were on non-accrual status at September 30, 2014.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $3.6 million in loans, our non-accrual loans would have been that amount greater than the $8.7 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $34.7 million at September 30, 2014 were less than the $50.1 million reported at December 31, 2013.  The balance of potential problem loans is a reflection of continued economic challenges; however, we do not believe the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2014, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of September 30, 2014, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve and the FHLB, and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

During the third quarter of 2014, as part of its ongoing balance sheet strategy, the Company undertook a modest level of long-term debt due to low interest rates and attractive funding options available in the market.  The Company executed $30.0 million in FHLB overnight discount note indexed advances.  The variable rate notes range in maturity from seven to ten years with options to prepay at par prior to maturity.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of September 30, 2014, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2014, the Company had outstanding standby letters of credit of $13.6 million and commitments to extend credit of $575.6 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of September 30, 2014, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, Busey Bank sustained significant losses during 2008 and 2009 resulting in pressure on its capital, which was relieved through injections of capital from the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant losses in the past and the Company’s desire to maintain a strong capital position at Busey Bank, no dividends have been paid from Busey Bank since 2009.  Until such time as retained earnings have been restored, Busey Bank will not be permitted to pay dividends, and we will need to request permission from Busey Bank’s primary regulator to distribute any capital out of Busey Bank.  On January 22, 2013, with the approval of its primary regulator, Busey Bank transferred $50.0 million to the Company, representing a return of capital and associated surplus as a result of an amendment to Busey Bank’s charter.  Further, on October 22, 2014, with the approval of its primary regulator, Busey Bank transferred $60.0 million to the Company, representing a return of capital and associated surplus as a result of a further amendment to Busey Bank’s charter.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  As of September 30, 2014, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2014:
Total Capital (to Risk Weighted Assets)
Consolidated	$483,817	18.66%	$207,403	8.00%	$259,254	10.00%
Busey Bank	$439,163	17.06%	$205,960	8.00%	$257,449	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$450,451	17.37%	$103,702	4.00%	$155,552	6.00%
Busey Bank	$406,020	15.77%	$102,980	4.00%	$154,470	6.00%

Tier I Capital (to Average Assets)
Consolidated	$450,451	12.92%	$139,404	4.00%	N/A	N/A
Busey Bank	$406,020	11.79%	$137,770	4.00%	$172,212	5.00%

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law, which required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital through the issuance of trust preferred securities.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management has reviewed the effects of the Basel III Rules on the Company’s and the Bank’s capital positions and is positioning the Company to satisfy the new requirements.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the Basel III Rules); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey;  (xi) changes in accounting policies and practices; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $2.4 million of securities classified as held to maturity at September 30, 2014.  First Busey had no securities classified as trading at September 30, 2014.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of September 30, 2014, First Busey had $803.1 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, management generally calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment.  The amount of impairment and any subsequent changes are recorded through a charge to the provision for loan losses.  For collateral dependent loans, First Busey has determined the required allowance on these loans based upon the estimated fair value, net of selling costs, of the applicable collateral.  The required allowance or actual losses on these impaired loans could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimates used by First Busey in estimating such potential losses.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the State of Illinois net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of September 30, 2014, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of September 30, 2014 and December 31, 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2014	NA	NA	NA	NA	(2.62)%	(5.23)%	(8.21)%	(11.44)%

December 31, 2013	NA	NA	NA	NA	(3.55)%	(6.91)%	(10.62)%	(14.60)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2014	NA	NA	NA	NA	0.30%	0.20%	(0.49)%	(1.66)%

December 31, 2013	NA	NA	NA	NA	0.54%	0.63%	0.15%	(0.88)%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of September 30, 2014, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of September 30, 2014, First Busey continues to utilize the 1992 Framework and is in the process of transitioning to the 2013 Framework.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2014.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of September 30, 2014, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

(a)         None.

(b)         None.

ITEM 6.  EXHIBITS

*2.1

Agreement and Plan of Merger, dated September 25, 2014, by and among First Busey Corporation, FBC Acquisition LLC and Herget Financial Corp. (Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

*101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

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

Date:  November 6, 2014