Form 10-K
period 2014-12-31
FIRST BUSEY CORP /NV/
filed 2015-03-10
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $450.9 million, determined using a per share closing price for the registrant’s common stock on that date of $5.81, as quoted on The Nasdaq Global Select Market.

As of March 10, 2015, there were 86,869,771 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders of First Busey Corporation to be held May 20, 2015, are incorporated by reference in this Form 10-K in response to Part III.

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $3.7 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at multiple locations in Illinois, Florida, Indiana and Missouri.  First Busey has one wholly-owned bank subsidiary, Busey Bank (the “Bank”), which has locations in Illinois, Indiana and Florida.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

On September 25, 2014, the Company entered into an Agreement and Plan of Merger by and among First Busey, FBC Acquisition LLC, a newly-formed Nevada limited liability corporation and wholly-owned subsidiary of First Busey, and Herget Financial Corp., a Delaware corporation (“Herget Financial”), pursuant to which First Busey acquired Herget Financial and its wholly-owned bank subsidiary, Herget Bank, National Association (“Herget Bank”) on January 8, 2015. First Busey will operate Herget Bank as a separate banking subsidiary until it is merged with Busey Bank, which is expected to occur shortly after the filing of this Form 10-K.  As of December 31, 2014, Herget Financial and Herget Bank had total consolidated assets of $278.8 million.  This acquisition is a subsequent event and the financial results of Herget Financial are not recognized in this Form 10-K.  See “Note 22 —Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to this acquisition.

Business of First Busey

First Busey conducts the business of banking and related services through the Bank, asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and Trevett Capital Partners (“Trevett”), and retail payment processing through FirsTech, Inc. (“FirsTech”).

The Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  The Bank has 28 locations in Illinois, seven in southwest Florida and one in Indianapolis, Indiana.

The Bank offers a full range of diversified financial products and services for consumers and businesses, including innovative online and mobile banking capabilities to conveniently serve our customers’ needs.  Services include commercial, agricultural and real estate loans, and retail banking services, including home equity lines of credit, residential real estate and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and IRA, Keogh and other fiduciary services through our branch, ATM and technology-based networks.

The Bank’s principal sources of income are interest and fees on loans and investments and service fees.  Its principal expenses are interest paid on deposits and general operating expenses.  The Bank’s primary markets are downstate Illinois, southwest Florida, and central Indiana.

The Bank’s loan portfolio is comprised primarily of commercial, commercial real estate, residential real estate, and consumer loans.  As of December 31, 2014, real estate mortgage loans (including commercial and residential real estate) made up approximately 70.3% of the Bank’s loan portfolio, construction lending comprised approximately 4.4%, commercial loans comprised approximately 24.9%, and consumer installments and other loans comprised approximately 0.4%.

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

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2014 Busey Trust Company had $5.2 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.

Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 3,000 agent locations in 36 states as of December 31, 2014.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

See “Note 21 — Reportable Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

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

The State of Illinois, where the largest portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, continued budget deficits and a declining credit outlook.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  A temporary income tax increase passed in 2011 is set to begin phasing out in 2015, which will likely affect the State’s revenue.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

Southwest Florida has shown continuing signs of improvement in areas such as job growth and home sales over the last few years.  In addition, median sales prices of homes in Florida continue to be on the rise.  Although we have seen recent improvement in certain economic indicators, we don’t believe that southwest Florida has yet returned to its peak economic strength.

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

Based on information obtained from FDIC Summary of Deposits dated June 30, 2014, First Busey ranked in the top ten in total deposits in seven Illinois counties: first in Champaign County; fourth in Ford County; eighth in Livingston County; second in Macon County; fifth in McLean County; ninth in Peoria County; and second in Shelby County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that it effectively competes with other banks, thrifts and financial institutions in the relevant market areas.

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of First Busey. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Busey and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded  requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but are not final.  Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of First Busey and the Bank will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of First Busey and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

First Busey and Bank Required Capital Levels

Bank holding companies have had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions.  As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period.  However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier 1 Capital subject to certain restrictions.

Because First Busey had assets of less than $15 billion, it was able to meet the requirements and maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective for the year ended December 31, 2014 were:

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

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•                  A leverage ratio of Tier 1 Capital to total assets of 5% or greater;

•                  A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater; and

•                  A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2014: (i) the Bank was not subject to a directive from its regulatory agencies to increase its capital and (ii) the Bank was “well-capitalized,” as defined by FDIC regulations.  As of December 31, 2014, First Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords

The risk-based capital guidelines described above are based upon the 1988 capital accord  known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

U.S. Implementation of Basel III

In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies.  The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments.  The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions.  Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

•                  A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

•                  An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•                  A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•                  A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio.  In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.  The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects.  Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like First Busey and the Bank to opt out of including most elements of AOCI in regulatory capital.  This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. First Busey and the Bank expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and management believes that, as of December 31, 2014, both First Busey and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.  There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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

In order to maintain First Busey’s status as a financial holding company, First Busey and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, First Busey has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on First Busey it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, First Busey will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Pursuant to the CPP, on March 6, 2009, First Busey entered into a Letter Agreement with the Treasury, pursuant to which First Busey issued (i) 100,000 shares of CPP Preferred Stock, designated as the “Fixed Rate Cumulative Perpetual Preferred Stock, Series T” (the “Series T Preferred Stock”), and (ii) a warrant to purchase 1,147,666 shares of First Busey’s common stock, no par value, for an aggregate purchase price of $100 million in cash. Subsequent to First Busey’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant was reduced by 50% to 573,833.

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

First Busey remitted a cash payment to the Treasury in the amount of approximately $27.3 million to cover the difference between the outstanding balance of the Series T Preferred Stock and the proceeds from the issuance of the Series C Preferred Stock.  As a result of its redemption of the Series T Preferred Stock, First Busey is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) First Busey’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with First Busey’s capital needs and overall current and prospective financial condition; or (iii) First Busey will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

Deposit Insurance

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.

FICO Assessments

In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.62 basis points.

Supervisory Assessments

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2014, the Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements

Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors.  Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests.  One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. First Busey and the Bank are reviewing their liquidity risk management procedures in light of the LCR and NSFR.

Dividend Payments

Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.  The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014.  However, as of December 31, 2014, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank.

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

Safety and Soundness Standards/Risk Management

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves

Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate

Concentration risk exists when financial institutions deploy too many assets to any one industry or segment.  Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.

The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule

On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements.  Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation

As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.

These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing

The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property.  The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.

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

The Volcker Rule

In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010;  (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, First Busey does not currently anticipate that it will have a material effect on the operations of First Busey or the Bank.  First Busey may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

The Wealth Management Company

Busey Wealth Management is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, Busey Wealth Management is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because Busey Wealth Management is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of Busey Wealth Management as the Federal Reserve deems necessary. Busey Wealth Management is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of Busey Wealth Management. Like Busey Bank, Busey Wealth Management is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2014, were insignificant.

Employees

As of December 31, 2014, First Busey and its subsidiaries had a total of 801 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 56, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of the Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. (“Main Street Trust”) until its merger with First Busey.

Robin N. Elliott.  Mr. Elliott, age 38, was appointed Chief Financial Officer of First Busey effective on January 1, 2014.  Mr. Elliott had previously served as Director of the Business Banking Group of the Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Barbara J. Harrington.  Mrs. Harrington, age 55, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of the Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Howard F. Mooney II.  Mr. Mooney, age 50, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust.

Robert F. Plecki, Jr.  Mr. Plecki, age 54, has served as Executive Vice President and Chief Operating Officer of First Busey since October 2012 and continued to serve as Chief Credit Officer of First Busey since March 2010.  Mr. Plecki has also served as President & Chief Executive Officer of Busey Wealth Management since October 2013.  Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 59, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Christopher M. Shroyer.  Mr. Shroyer, age 49, has served as President and Chief Executive Officer of the Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

Securities and Exchange Commission Reporting and Other Information

First Busey’s web site address is www.busey.com.  We make available on this web site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after such reports are filed or furnished with the SEC, and in any event, on the same day as such filing with the SEC.  Reference to this web site does not constitute incorporation by reference of the information contained on the web site and should not be considered part of this document.

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

• changes in consumer spending;

• unexpected results of acquisitions, including the acquisition of Herget Financial;

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

Item 1A. Risk Factors

This section highlights the risks management believes could adversely affect our financial performance. Additional possible risks that could affect the Company  adversely and cannot be predicted may arise at any time. Other risks that are immaterial at this time may also have an adverse impact on our future financial condition.

Conditions in the financial markets and economic conditions generally may adversely affect the Company’s business.

In recent years, the United States’ economy faced a severe economic crisis, including a major recession from which it is recovering.  Many businesses and local governments continue to experience financial difficulty and while reflecting some improvement, unemployment levels in certain sectors remain elevated.  There can be no assurances that these conditions will continue to improve and in fact, these conditions could worsen.  In addition, factors such as ongoing federal budget negotiations, political differences at the federal levels of the U.S. government, actions taken by the Federal Reserve System and the level of U.S. debt could have destabilizing effects on financial markets and produce heightened levels of volatility.

The Company’s general financial performance is highly dependent upon the business environment in the markets where it operates and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

For several years, the economic environment has been adverse for many households and businesses in the United States and worldwide.  While economic conditions have improved since the recession, there can be no assurance that this improvement will continue. Economic pressures on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits.  Such conditions could adversely affect the credit quality of the Company’s loans and our financial condition and results of operation.

The Company’s performance depends significantly on the financial condition of and the economic conditions in the states in which it operates.

The largest portion of the Company’s customer base is within the State of Illinois, the financial condition of which is among the most troubled of any state in the United States with credit downgrade concerns, severe pension under-funding, and budget deficits.  State budget restructuring to improve its financial condition may have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.  Conversely, a lack of state budget restructuring to achieve budget balance and growing debt burden may also have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.

The Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  Payment delays by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas, which could in turn adversely affect our financial condition and results of operations.  A temporary state income tax increase passed in 2011 is set to begin phasing out in 2015, which will likely affect the State’s revenue.  In addition, adverse changes in agribusiness and capital goods exports could materially adversely affect our downstate Illinois markets, which are heavily reliant upon these industries.

Further, southwest Florida was particularly impacted by the downturn in economic conditions in recent years and real estate activity and values continue to be lower relative to historical levels. Although recovering, another downturn in economic conditions in Florida, particularly within our primary market areas, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

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

Liquidity is essential to the Company’s business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Company’s primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is available through brokered deposits, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB. Access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

At December 31, 2014, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $9.0 million, or 0.37% of our gross loan portfolio.  At December 31, 2014, our non-performing assets (which include non-performing loans plus other real estate owned and other repossessed assets) were $9.2 million, or 0.25% of total assets. Our non-performing assets adversely affect our net income in various ways. While we pay interest expense to fund non-performing assets, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. We cannot guarantee that we will not experience increases in non-performing loans in the future, and our non-performing assets may result in further losses in the future.

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

Our allowance for loan losses at December 31, 2014 was $47.5 million.  At December 31, 2014, our allowance for loan losses as a percentage of total loans was 2.0%, and as a percentage of total non-performing loans was 526.7%.

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

At December 31, 2014, over 75% of our loans were collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. Such changes especially affected our southwest Florida market in recent years during the financial crisis which began in late 2007.  Adverse changes in the economy affecting real estate values and liquidity generally, and in downstate Illinois and southwest Florida specifically, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $601.8 million, or approximately 24.9% of our total loan portfolio, as of December 31, 2014.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which we require whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 4.4% of our total loan portfolio at December 31, 2014, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The Company is subject to lending risk.

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

The Company is subject to interest rate risk.

Earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets such as loans and investment securities and interest expense incurred on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Open Market Committee.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operation.  Interest rates paid on deposit products have declined significantly in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero.  We expect net interest margin compression in 2015 to continue to require our focus, with interest rates at historic lows.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

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

Our failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well-capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.  Furthermore, under FDIC rules, if the Bank ceases to meet the requirements to be considered a “well-capitalized” institution for bank regulatory purposes, the interest rates it pays on deposits and its ability to accept, renew or rollover deposits, particularly brokered deposits, may be restricted.  As of December 31, 2014 the Bank did not have any brokered deposits.

We face the risk of possible future goodwill impairment.

We performed a valuation analysis of our goodwill, $20.7 million related to Busey Wealth Management and FirsTech, as of December 31, 2014, and the analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge, on the current goodwill balance or future goodwill arising out of acquisitions, that we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

The utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code of 1986, as amended.

Our net deferred tax asset totaled $22.2 million as of December 31, 2014. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.  If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.

We have significant deferred tax assets and cannot assure they will be fully realized.

We had net deferred tax assets of $22.2 million as of December 31, 2014. Other than a valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our net deferred tax assets as of December 31, 2014, as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. This process required significant judgment by management about matters that are by their nature uncertain.

If future events differ significantly from our current forecasts, we may need to establish a valuation allowance against our net deferred tax assets, which would have a material adverse effect on our results of operations and financial condition. In addition, a significant portion of the net deferred tax assets relates to a tax-effected $8.3 million state net operating loss carryforward as of December 31, 2014, the utilization of which may be further limited in the event of certain material changes in our ownership.

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

The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expanded the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allowed financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and established the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act included provisions that affect corporate governance and executive compensation at all publicly traded companies.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than 1 billion). The Basel III Rule not only increased most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expanded the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions became subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.

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

These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management has reviewed the provisions of the Dodd-Frank Act and the Basel III Rule, many of which are to be phased-in over the next several months and years, and assessed the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could negatively affect us, including the acquisition of Herget Financial.

Prior to the downturn in the economy in 2006, we had pursued a strategy of supplementing organic growth by acquiring other financial institutions in our market areas and in nearby markets that will help us fulfill our strategic objectives and enhance our earnings. As our capital position and asset quality allow, we may again supplement organic growth through acquisitions, as we did with the January 8, 2015 acquisition of Herget Financial, and which also may include the possibility of FDIC-assisted transactions involving acquisitions of failed depository institutions. There are risks associated with an acquisition strategy, however, including the following:

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

•  We are subject to due diligence expenses which may not result in acquisitions.

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

Changes in economic and market conditions may negatively impact our wealth management business.

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

In addition, we outsource certain processing functions to third-party providers.  If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected and our business operations could be adversely impacted.  Threats to security also exist in the processing of customer information through various other third-parties, their personnel, and their use of subcontractors.  Furthermore, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  Such cyber incidents may go undetected for a period of time.

These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, would could also have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Errors and misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by employees and customers could include hiding unauthorized activities, improper or unauthorized activities or improper use of confidential information. It is not always possible to prevent errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

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

As of December 31, 2014, the fair value of our securities available for sale was approximately $759.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2014, we had $221.5 million of municipal securities, which represented 29.1% of our total securities portfolio. In recent years, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade or a default by an issuer could adversely affect our liquidity, financial condition and results of operations.

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

Severe weather, natural disasters, acts of terrorism or war or other adverse external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of terrorism or war and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.  The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the financial condition and results of operation.

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

	2014		2013
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$6.23	$4.71	$4.88	$4.23
Second Quarter	$5.97	$5.37	$4.62	$4.16
Third Quarter	$6.00	$5.41	$5.33	$4.50
Fourth Quarter	$6.74	$5.46	$6.10	$4.95

During 2014 and 2013, First Busey declared cash dividends per share of common stock as follows:

	2014	2013
January	$.04	$—
April	$.05	$.04
July	$.05	$.04
October	$.05	$.04

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

As of March 10, 2015, First Busey Corporation had 86,869,771 shares of common stock outstanding held by 1,299 holders of record.

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the year ended December 31, 2014.

In 2008, First Busey’s board of directors authorized the repurchase of one million shares of common stock.  First Busey’s repurchase plan had no expiration date and was active until all the shares were repurchased or until action by the board of directors to discontinue the plan.  As of December 31, 2014, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of two million shares of its common stock.  The repurchase plan has no expiration date and replaced the repurchase plan that was originally approved in 2008.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite and the SNL Midwest Bank Index for the five years ended December 31, 2014.

First Busey Corporation
Stock Price Performance

Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Busey Corporation	$100.00	$125.22	$137.54	$134.37	$171.86	$199.36
NASDAQ Composite	100.00	118.14	117.20	137.98	193.39	222.02
SNL Midwest Bank Index	100.00	124.18	117.30	141.18	193.28	210.12

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data as of year-end and for each of the five years in the period ended December 31, 2014, have been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$759,065	$841,310	$1,001,497	$831,749	$599,459
Gross loans, including loans held for sale	2,415,690	2,295,300	2,073,110	2,051,344	2,368,777
Allowance for loan losses	47,453	47,567	48,012	58,506	76,038
Total assets	3,665,607	3,539,575	3,618,056	3,402,122	3,605,003
Tangible assets(1)	3,638,234	3,509,318	3,584,667	3,365,418	3,564,761
Total deposits	2,900,848	2,869,138	2,980,292	2,763,454	2,916,366
Short-term debt(2)	198,893	172,348	139,024	127,867	138,982
Long-term debt	50,000	—	7,000	19,417	43,159
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	55,000
Stockholders’ equity	433,639	415,364	408,797	409,267	420,505
Common stockholders’ equity	360,975	342,700	336,133	336,603	288,643
Tangible common stockholders’ equity(3)	336,271	316,351	307,976	306,495	256,174
Results of Operations
Interest and dividend income	$108,075	$108,696	$116,916	$132,819	$156,183
Interest expense	6,499	8,631	14,770	22,426	39,032
Net interest income	101,576	100,065	102,146	110,393	117,151
Provision for loan losses	2,000	7,500	16,500	20,000	42,000
Net income(4)	32,047	25,093	18,724	24,531	18,060
Per Share Data
Diluted earnings	$0.37	$0.29	$0.22	$0.29	$0.27
Cash dividends	0.19	0.12	0.24	0.16	0.16
Book value(5)	4.16	3.95	3.88	3.89	3.65
Tangible book value(6)	3.84	3.60	3.49	3.46	3.14
Closing stock price	6.51	5.80	4.65	5.00	4.70
Other Information
Return on average assets	0.91%	0.71%	0.53%	0.71%	0.49%
Return on average common equity	9.11%	7.39%	5.49%	7.66%	7.75%
Net interest margin(7)	3.15%	3.15%	3.24%	3.52%	3.58%
Equity to assets ratio(8)	9.94%	9.61%	9.74%	9.22%	6.39%
Dividend payout ratio(9)	51.35%	41.38%	109.09%	55.26%	58.79%

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2014 and 2013 and results of operations for the years ended December 31, 2014, 2013, and 2012 of First Busey and subsidiaries.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $2.4 million of securities classified as held to maturity at December 31, 2014.  First Busey had no securities classified as trading at December 31, 2014.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of December 31, 2014, First Busey had $759.1 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the State of Illinois net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is more likely than not that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2014, although there is no guarantee that those assets will be recognizable in future periods.

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

Executive Summary

Operating Results

(in thousands, except per share data)

	Year Ended December 31:
	2014	2013
Net income:
Consolidated	$32,774	$28,726
Busey Bank	30,764	25,416
FirsTech	1,227	1,000
Busey Wealth Management	4,681	4,242
Consolidated earnings per share, fully-diluted	$0.37	$0.29

Operating Performance

First Busey’s net income for the year ended December 31, 2014 was $32.8 million and net income available to common stockholders was $32.0 million, or $0.37 per fully diluted common share, compared to net income of $28.7 million and net income available to common stockholders of $25.1 million, or $0.29 per fully-diluted common share, for the year ended December 31, 2013.

Net income growth relative to the prior year was driven by positive trends in credit quality, which reduced our provision for loan loss in 2014 to $2.0 million for the year ended December 31, 2014 compared to $7.5 million for the year ended December 31, 2013.  Revenue growth was further supported by our diversified business model, with strong performances across a broad spectrum of our businesses.  A continued commitment to comprehensive expense discipline drove additional improvement in annual operating costs and efficiency ratios.

Robust loan growth during 2013 pushed Small Business Lending Fund qualified credits above certain thresholds required to meaningfully reduce costs of the Company’s preferred stock dividend beginning in 2014.  Dividends paid on the preferred stock totaled $0.7 million for the year end December 31, 2014 compared to $3.6 million for the comparable period of 2013.

On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  This acquisition is a subsequent event and financial results of Herget Financial are not recognized in this Form 10-K.  During 2014, the Company incurred $0.4 million of acquisition expenses related to this transaction, comprised primarily of legal, accounting, and system conversion costs.  Further, during 2014, the Company incurred additional costs of approximately $0.2 million in exploring other strategic growth opportunities.

Significant operating performance items were:

•                  Net interest income for the year ended December 31, 2014 was $101.6 million as compared to $100.1 million for the same period of 2013.

•                  Net interest margin for the year ended December 31, 2014 was 3.15%, unchanged from the same period in 2013. Average loan balances for the year ended December 31, 2014 increased compared to the year ended December 31, 2013, while a highly competitive loan environment and a prolonged period of low interest rates continued to put downward pressure on yields and margins.

•                  The efficiency ratio for the year ended December 31, 2014 was 65.11% as compared to 66.39% for the same period of 2013.

•                  FirsTech’s net income for the year ended December 31, 2014 of $1.2 million increased from $1.0 million for the year ended December 31, 2013, primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech offers sophisticated payment processing capabilities and adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients.

•                  Busey Wealth Management’s net income for the year ended December 31, 2014 was $4.7 million as compared to $4.2 million for the year ended December 31, 2013.  Net inflows to assets under care accompanied by positive market valuations favorably impacted year-over-year results.

Asset Quality

While much internal focus has been directed toward organic growth, the Company’s commitment to credit quality continues to be evident by strong performance across a range of credit indicators.  As of December 31, 2014, the Company reported non-performing loans of $9.0 million compared to $17.4 million as of December 31, 2013.  Net charge-offs for the year ended December 31, 2014 were $2.1 million, compared to $7.9 million for the same period of 2013.  While these improvements are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

	As of and for the Year Ended
	December 31,	December 31,
	2014	2013
	(in thousands)
Gross loans	$2,415,690	$2,295,300
Non-performing loans
Non-accrual loans	9,000	17,164
Loans 90+ days past due	10	195
Non-performing loans, segregated by geography
Illinois/ Indiana	5,309	13,565
Florida	3,701	3,794
Loans 30-89 days past due	1,819	6,114
Other non-performing assets	216	2,133
Non-performing assets to total loans and non-performing assets	0.38%	0.85%
Allowance as a percentage of non-performing loans	526.67%	274.02%
Allowance for loan losses to loans	1.96%	2.07%

Results of Operation — Three Years Ended December 31, 2014

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$160,948	$411	0.26%	$194,508	$483	0.25%	$263,017	$666	0.25%
Investment securities:
U.S. Government obligations	274,062	3,491	1.27%	420,049	5,644	1.34%	447,720	7,776	1.74%
Obligations of states and political subdivisions(1)	245,218	6,495	2.65%	287,928	7,699	2.67%	222,931	6,735	3.02%
Other securities	308,925	7,036	2.28%	225,236	4,733	2.10%	273,099	5,104	1.87%
Loans(1), (2), (3)	2,301,358	92,659	4.03%	2,126,536	92,498	4.35%	2,014,797	98,963	4.91%
Total interest-earning assets(1)	$3,290,511	$110,092	3.35%	$3,254,257	$111,057	3.41%	$3,221,564	$119,244	3.70%

Cash and due from banks	87,884			92,390			77,482
Premises and equipment	65,049			68,974			70,748
Allowance for loan losses	(48,091)			(48,239)			(52,243)
Other assets	143,211			163,866			186,125
Total assets	$3,538,564			$3,531,248			$3,503,676

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$48,431	$27	0.06%	$49,049	$30	0.06%	$42,532	$66	0.16%
Savings deposits	212,718	41	0.02%	207,185	57	0.03%	196,592	223	0.11%
Money market deposits	1,480,738	1,722	0.12%	1,474,222	1,779	0.12%	1,366,068	2,952	0.22%
Time deposits	537,415	3,333	0.62%	633,534	5,233	0.83%	741,038	9,255	1.25%
Short-term borrowings:
Federal funds purchased	281	1	0.36%	—	—	—%	—	—	—%
Repurchase agreements	148,452	185	0.12%	137,777	186	0.14%	132,150	279	0.21%
Other	68	—	—%	—	15	—%	—	35	—%
Long-term debt	9,271	7	0.08%	2,290	125	5.46%	13,531	648	4.79%
Junior subordinated debt issued to unconsolidated trusts	55,000	1,183	2.15%	55,000	1,206	2.19%	55,000	1,312	2.39%
Total interest-bearing liabilities	$2,492,374	$6,499	0.26%	$2,559,057	$8,631	0.34%	$2,546,911	$14,770	0.58%

Net interest spread(1)			3.09%			3.07%			3.12%

Noninterest- bearing deposits	596,058			531,744			515,934
Other liabilities	25,655			28,356			26,982
Stockholders’ equity	424,477			412,091			413,849
Total liabilities and stockholders’ equity	$3,538,564			$3,531,248			$3,503,676

Interest income/earning assets(1)	$3,290,511	$110,092	3.35%	$3,254,257	$111,057	3.41%	$3,221,564	$119,244	3.70%
Interest expense/earning assets	$3,290,511	$6,499	0.20%	$3,254,257	$8,631	0.26%	$3,221,564	$14,770	0.46%
Net interest margin(1)		$103,593	3.15%		$102,426	3.15%		$104,474	3.24%

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2) Non-accrual loans have been included in average loans.

(3) Includes loan fee income of $3.0 million, $2.8 million and $2.0 million for 2014, 2013 and 2012, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2014, 2013, and 2012
	Year 2014 vs. 2013 Change due to(1)			Year 2013 vs. 2012 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(85)	$13	$(72)	$(170)	$(13)	$(183)
Investment securities:
U.S. Government obligations	(1,873)	(280)	(2,153)	(457)	(1,675)	(2,132)
Obligations of state and political subdivisions(2)	(1,132)	(72)	(1,204)	1,802	(838)	964
Other securities	1,879	424	2,303	(960)	589	(371)
Loans(2)	7,307	(7,146)	161	5,283	(11,748)	(6,465)
Change in interest income(2)	$6,096	$(7,061)	$(965)	$5,498	$(13,685)	$(8,187)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$—	$(3)	$(3)	$9	$(45)	$(36)
Savings deposits	1	(17)	(16)	11	(177)	(166)
Money market deposits	8	(65)	(57)	218	(1,391)	(1,173)
Time deposits	(719)	(1,181)	(1,900)	(1,206)	(2,816)	(4,022)
Federal funds purchased	1	—	1	—	—	—
Repurchase agreements	14	(15)	(1)	11	(104)	(93)
Other short-term borrowings	(7)	(8)	(15)	—	(20)	(20)
Long-term debt	97	(215)	(118)	(603)	80	(523)
Junior subordinated debt owed to unconsolidated trusts	—	(23)	(23)	—	(106)	(106)
Change in interest expense	$(605)	$(1,527)	$(2,132)	$(1,560)	$(4,579)	$(6,139)
Increase (decrease) in net interest income(2)	$6,701	$(5,534)	$1,167	$7,058	$(9,106)	$(2,048)
Percentage increase (decrease) in net interest income over prior period			1.1%			(2.0)%

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $36.3 million, or 1.1%, to $3.29 billion in 2014 as compared to $3.25 billion in 2013. Average earning assets increased $32.7 million, or 1.0%, to $3.25 billion in 2013 as compared to $3.22 billion in 2012.  In 2014 and 2013, average loans increased compared to 2012 due to our continued emphasis on commercial loan growth; however, at lower yields each year due to the competitive lending environment.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities.  Our loan growth contributed to a positive effect on net interest margin which helped offset the downward pressure of a lower rate environment.  Interest-bearing liabilities decreased in 2014 compared to 2013 but increased slightly in 2013 compared to 2012.  Noninterest-bearing deposits increased in 2014 compared to 2013 and in 2013 compared to 2012.  Core deposits are an important low cost source of funding.  In addition, in 2014 the Company took on a modest level of long-term debt, taking advantage of low interest rates and attractive funding as a supplement to core deposits to fund loan growth.

Interest income, on a tax-equivalent basis, decreased $1.0 million, or 0.9%, to $110.1 million in 2014 from $111.1 million in 2013.  Interest income, on a tax-equivalent basis, decreased $8.2 million, or 6.9%, to $111.1 million in 2013 from $119.2 million in 2012. The interest income decline in 2014 and 2013 related primarily to lower yields earned on assets in a low interest rate environment.

Interest expense decreased during 2014 by $2.1 million, or 24.7%, to $6.5 million from $8.6 million in 2013.  Interest expense decreased during 2013 by $6.1 million, or 41.6%, to $8.6 million from $14.8 million in 2012.  The decreases in interest expense during the past two years were primarily a result of decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remains low.

Net interest income, on a tax-equivalent basis, increased $1.2 million, or 1.14%, in 2014 as compared to 2013.  Net interest income, on a tax-equivalent basis, decreased $2.0 million, or 1.96%, in 2013 as compared to 2012.  Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, remained steady at 3.15% in 2014 and 2013 but decreased from 3.24% in 2012.  The net interest spread, also on a tax-equivalent basis, was 3.09% in 2014 compared to 3.07% in 2013 and 3.12% in 2012.  While much of the industry faced challenges to revenue growth, we were pleased by growth in net interest income and a stable net interest margin from the prior year.

The quarterly net interest margins are as follows:

	2014	2013	2012
First Quarter	3.13%	3.10%	3.31%
Second Quarter	3.13%	3.17%	3.21%
Third Quarter	3.19%	3.20%	3.25%
Fourth Quarter	3.13%	3.12%	3.20%

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

Other Income

	As of December 31,
	2014	2013	% Change	2013	2012	% Change
	(dollars in thousands)
Trust fees	$19,559	$18,521	5.6%	$18,521	$17,592	5.3%
Commissions and brokers’ fees, net	2,716	2,416	12.4%	2,416	2,102	14.9%
Remittance processing	9,421	8,354	12.8%	8,354	8,426	(0.9)%
Service charges on deposit accounts	12,038	11,947	0.8%	11,947	11,646	2.6%
Other service charges and fees	6,238	5,961	4.6%	5,961	5,717	4.3%
Gain on sales of loans	4,723	10,227	(53.8)%	10,227	12,535	(18.4)%
Security gains, net	776	553	40.3%	553	1,597	(65.4)%
Other	3,470	4,604	(24.6)%	4,604	7,237	(36.4)%
Total other income	$58,941	$62,583	(5.8)%	$62,583	$66,852	(6.4)%

Total other income of $58.9 million in 2014 decreased $3.7 million from $62.6 million in 2013 and decreased $4.3 million in 2013 from $66.9 million in 2012, primarily from decreased gains on sales of loans and other income.

Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, of $22.3 million in 2014 rose $1.4 million from $20.9 million in 2013, and rose $1.2 million in 2013 from $19.7 million in 2012.  The increase was led by organic growth, which increased assets under care (“AUC”) and positive market trends.  AUC increased to $5.2 billion as of December 31, 2014 compared to $5.0 billion at December 31, 2013 and $4.2 billion at December 31, 2012.  Continued growth in new AUC driven by our wealth management teams suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue of $9.4 million in 2014 increased 12.8% compared to $8.4 million in 2013 and decreased slightly in 2013 compared to 2012. The 2014 increase was primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $18.3 million in 2014 as compared to $17.9 million in 2013 and increased in 2013 as compared to $17.4 million in 2012.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans of $4.7 million in 2014 decreased $5.5 million compared to $10.2 million in 2013 and decreased $2.3 million in 2013 as compared to $12.5 million in 2012. The decrease was due to lower refinance volume as a result of market-based influences and higher interest rates.  Additionally, in 2014, retail real estate portfolio balances, excluding held for sale loans, grew compared to 2013 balances.  Total mortgage production is reflected in both the gain on loans sold and the balances of loans retained in the retail real estate portfolio, and the mix of sales versus retention may vary over time.

Security gains, net, of $0.8 million in 2014 increased compared to $0.6 million in 2013 but decreased in 2013 compared to $1.6 million in 2012.  In 2014 and 2013, the Company sold securities to partially fund additional costs during the fourth quarter of each year. In 2012, the Company sold securities to maintain a steady operating earnings stream to shareholders during the core conversion launch and branch closure impairments.

Other income of $3.5 million in 2014 decreased as compared to $4.6 million in 2013 and decreased in 2013 as compared to $7.2 million in 2012.  The decrease in 2014 primarily related to private equity investment losses.  The significant increase in 2012 was primarily from income earned on private equity investment funds for which the Company recorded a net gain of $3.1 million. $2.1 million of this gain related to income earned from an investment in a local, community-focused fund.  Subsequently in the fourth quarter of 2014, we wrote this investment down by $0.6 million, which is included in the $1.5 million mentioned below.  This gain was non-recurring; therefore, the Company did not and does not expect the other income category to show significant increases in future years.  For the three year period ended December 31, 2014, cumulative net gains on private equity investments totaled $1.8 million, including the current year loss of $1.5 million.

Other Expense

	As of December 31,
	2014	2013	% Change	2013	2012	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$51,734	$52,891	(2.2)%	$52,891	$53,668	(1.4)%
Employee benefits	9,607	10,922	(12.0)%	10,922	11,124	(1.8)%
Total compensation expense	$61,341	$63,813	(3.9)%	$63,813	$64,792	(1.5)%

Net occupancy expense of premises	8,462	8,489	(0.3)%	8,489	8,899	(4.6)%
Furniture and equipment expense	4,725	4,848	(2.5)%	4,848	5,146	(5.8)%
Data processing	10,879	10,465	4.0%	10,465	11,061	(5.4)%
Amortization of intangible assets	2,884	3,132	(7.9)%	3,132	3,315	(5.5)%
Regulatory expense	2,079	2,290	(9.2)%	2,290	2,543	(9.9)%
OREO expense	93	503	(81.5)%	503	1,303	(61.4)%
Other	17,746	18,771	(5.5)%	18,771	22,585	(16.9)%
Total other expense	$108,209	$112,311	(3.7)%	$112,311	$119,644	(6.1)%

Income taxes	$17,534	$14,111	24.3%	$14,111	$10,497	34.4%
Effective rate on income taxes	34.9%	32.9%		32.9%	31.9%

Efficiency ratio	65.11%	66.39%		66.39%	68.54%

Full-time equivalent employees as of period-end	801	849		849	948

Total other expense of $108.2 million in 2014 decreased by $4.1 million as compared to $112.3 million in 2013 and decreased by $7.3 million in 2013 as compared to $119.6 million in 2012 as the Company remained focused on cost control and productivity, which broadly reduced operating expenses.  We continue to examine all areas of the Company, seeking sensible opportunities to reduce cost and enhance efficiency.

That evaluation resulted in personnel reductions and other cost containment efforts starting in 2013 which contributed to positive expense trends during 2013 and 2014.  Accordingly, total compensation expense decreased to $61.3 million in 2014 as compared to $63.8 million in 2013 and decreased in 2013 as compared to $64.8 million in 2012.

Combined net occupancy expense of premises and furniture and equipment expenses of $13.2 million in 2014 decreased as compared to $13.3 million in 2013 and decreased in 2013 as compared to $14.0 million in 2012.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased 4.0% in 2014 to $10.9 million as compared to $10.5 million in 2013 but decreased 5.4% in 2013 as compared to $11.1 million in 2012.  The 2014 increase was impacted by increased expenses related to supporting new sources of revenue growth at FirsTech and temporary data conversion expenses related to the acquisition of Herget Bank.  In 2012, we completed a core processing system conversion which we believe will provide for greater customization and technological agility going forward.  Costs of the system upgrade were the primary cause of increased data processing expense in 2012.  As the Company manages data processing expense, it continues to enhance its mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.

Amortization of intangible assets decreased in 2014 to $2.9 million as compared to $3.1 million in 2013 and decreased in 2013 as compared to $3.3 million in 2012 as we are now in the seventh year of amortization arising from the merger with Main Street Trust.  Amortization expense will increase in future years as a result of the January 8, 2015 Herget Financial acquisition.

Regulatory expense decreased 9.2% in 2014 to $2.1 million as compared to $2.3 million in 2013 and 9.9% in 2013 as compared to $2.5 million in 2012.  We anticipate that our regulatory expense will remain close to  current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal expenses, decreased in 2014 to $0.1 million as compared to $0.5 million in 2013 and decreased in 2013 as compared to $1.3 million in 2012.  This expense fluctuates based on the management of commercial properties and the operating activity associated with the properties that we hold throughout the year.

Other expense of $17.7 million in 2014 decreased $1.1 million as compared to $18.8 million in 2013 and decreased $3.8 million in 2013 as compared to $22.6 million in 2012, despite increased professional fees and expenses in 2014 related to the acquisition of Herget Financial.  Actions were taken starting in early 2013 for widespread reductions in expenses due to an enhanced emphasis on cost control.  2012 expenses included impairment charges recorded for branch closings that took place in April 2013.

The effective rate on income taxes, or income taxes divided by income before taxes, of 34.9%, 32.9% and 31.9% for the years ended December 31, 2014, 2013 and 2012, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate is scheduled for reduction effective January 1, 2015. The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2014 to 65.11% as compared to 66.39% in 2013 and 68.54% in 2012.  We will continue to examine appropriate avenues to improve efficiency, as a focus in future periods, with an emphasis on revenue growth.

Balance Sheet

Significant Balance Sheet Items

	December 31, 2014	December 31, 2013	% Change
	(dollars in thousands)
Assets
Securities available for sale	$759,065	$841,310	(9.8)%
Securities held to maturity	2,373	834	184.5%
Loans, including held for sale (net of allowance for loan losses 2014 $47,453; 2013 $47,567)	2,368,237	2,247,733	5.4%
Total assets	$3,665,607	$3,539,575	3.6%

Liabilities
Deposits:
Non-interest-bearing	$666,607	$547,531	21.7%
Interest-bearing	2,234,241	2,321,607	(3.8)%
Total deposits	2,900,848	2,869,138	1.1%

Securities sold under agreements to repurchase	198,893	172,348	15.4%
Long-term debt	50,000	—	100.0%

Total liabilities	$3,231,968	$3,124,211	3.4%

Stockholders’ equity	$433,639	$415,364	4.4%

First Busey’s balance sheet increased by 3.6% during 2014.  Overall, assets increased by $126.0 million to $3.67 billion in 2014 as compared to $3.54 billion in 2013. Securities available for sale decreased by $82.2 million, or 9.8%, at December 31, 2014 compared to December 31, 2013, while net loans, including loans held for sale, increased by $120.5 million, or 5.4%, at December 31, 2014 compared to December 31, 2013.  Loan demand in 2014 continued to improve, while solid asset quality management reinforced balance sheet strength.  In addition to overall loan growth, the Company experienced loan growth in the highest credit grades, while the volume of the lowest credit grades decreased.

Liabilities increased by $107.8 million, or 3.4%, to $3.23 billion at December 31, 2014 compared to $3.12 billion at December 31, 2013.  Total deposits increased $31.7 million, or 1.1%, to $2.90 billion at December 31, 2014 compared to $2.87 billion at December 31, 2013.  Securities sold under agreements to repurchase increased $26.5 million, or 15.4%, due to fluctuations in customer balances.  The Company borrowed $50.0 million of long-term debt from the FHLB in 2014, which is at variable rates and prepayable, as part of its ongoing balance sheet strategy.  The Company remained strongly core deposit funded at 75.3% of total assets at December 31, 2014, with solid liquidity and significant market share in the communities it serves.

Stockholders’ equity increased to $433.6 million at December 31, 2014 as compared to $415.4 million at December 31, 2013.  This increase was the result of 2014 earnings, partially offset by dividends paid on preferred and common stock.

Investment Securities

We have classified investment securities as available for sale or held to maturity.  Securities available for sale are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available for sale are carried at fair value.  Securities held to maturity are held with the intent to hold those securities to maturity.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  As of December 31, 2014, the fair value of securities available for sale was $759.1 million and the amortized cost was $749.4 million.  There were $10.7 million of gross unrealized gains and $1.0 million of gross unrealized losses for a net unrealized gain of $9.7 million.  The unrealized gain, net of tax, of $5.8 million has been included in stockholders’ equity.  As of December 31, 2014, the cost and fair value of securities held to maturity was $2.4 million.

The composition of securities available for sale was as follows:

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
U.S. Treasury securities	$50,606	$102,640	$104,656	$46,035	$381
Obligations of U.S. government corporations and agencies	167,010	257,411	370,194	349,031	333,135
Obligations of states and political subdivisions	220,161	272,152	280,288	154,437	76,935
Residential mortgage-backed securities	235,636	177,735	217,715	278,115	183,006
Corporate debt securities	79,307	25,506	24,714	2,583	1,499
Mutual funds and other equity securities	6,345	5,866	3,930	1,548	4,503
Fair value of securities available for sale	$759,065	$841,310	$1,001,497	$831,749	$599,459
Amortized cost	$749,364	$833,735	$978,477	$809,439	$584,469
Fair value as a percentage of amortized cost	101.29%	100.91%	102.35%	102.76%	102.56%

The Company had $2.4 million and $0.8 million of securities classified as held to maturity at December 31, 2014 and 2013, respectively.  There were no held to maturity securities in the prior years.

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $536.2 million, or 70.6% of total securities, and $428.7 million, or 51.0% of total securities at December 31, 2014 and 2013, respectively.

The maturities, fair values and weighted average yields of securities available for sale and held to maturity as of December 31, 2014 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Available for sale(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$49,660	1.13%	$946	2.31%	$—	—%
Obligations of U.S. government corporations and agencies	61,634	1.45%	105,249	1.02%	127	2.37%	—	—%
Obligations of states and political subdivisions (2)	45,072	2.09%	132,240	2.20%	39,890	4.52%	2,959	6.47%
Residential mortgage-backed securities	—	—%	4,152	3.05%	81,626	2.38%	149,858	2.45%
Corporate debt securities	19,546	0.94%	57,867	2.45%	1,894	4.38%	—	—%
Total	$126,252	1.60%	$349,168	1.74%	$124,483	3.10%	$152,817	2.53%

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Held to maturity	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Obligations of states and political subdivisions (2)	$72	2.24%	$636	2.95%	$663	4.53%	$—	—%
Commercial mortgage-backed securities	—	—%	—	—%	1,054	3.20%	—	—%
Total	$72	2.24%	$636	2.95%	$1,717	3.71%	$—	—%

(1) Excludes mutual funds and other equity securities.

(2) Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2014).

Overall in 2014, the investment portfolio declined by 9.6%.  We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  As of December 31, 2014, the Company did not have any non-agency issued securities that exceeded 10% of the Company’s total stockholders’ equity.  We have not experienced credit related losses in our investment portfolio.

Loan Portfolio

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Commercial	$601,760	$580,612	$433,688	$407,855	$439,393
Commercial real estate	1,104,151	1,092,273	981,132	980,216	1,072,817
Real estate construction	107,054	78,855	86,101	104,865	154,411
Retail real estate	592,473	534,493	559,836	540,146	657,096
Retail other	10,252	9,067	12,353	18,262	45,060
Loans	$2,415,690	$2,295,300	$2,073,110	$2,051,344	$2,368,777

Loans, including loans held for sale and deferred loan fees, before allowance for loan losses, increased 5.2% to $2.41 billion as of December 31, 2014 from $2.30 billion at December 31, 2013.  Our focus over the past several years has been to grow loans through relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Geographic distributions of loans by category were as follows:

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290

Less allowance for loan losses				47,453
Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567
Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of December 31, 2014 increased $120.4 million from December 31, 2013; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $61.2 million from December 31, 2013.  As of December 31, 2014, gross retail real estate loans and retail other loans increased $59.2 million from December 31, 2013.  In the first quarter of 2014, the Company purchased $25.0 million in performing home equity lines of credit at a floating rate to support an optimal mix of earning asset growth.  In addition, in 2014, the Company retained a higher level of retail real estate loans versus selling the loans and this mix may vary over time.  Achieving meaningful organic growth has been a significant focus for us and our commitment to credit quality remains strong.

Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $581.9 million and $537.8 million as of December 31, 2014 and 2013, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows from operations of the property or the borrower or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-mortgage loans and installment loans to individuals) at December 31, 2014:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$324,641	$206,702	$70,417	$601,760
Commercial real estate	147,965	767,823	188,363	1,104,151
Real estate construction	43,539	43,518	19,997	107,054
Total	$516,145	$1,018,043	$278,777	$1,812,965

Interest rate sensitivity of selected loans
Fixed rate	$252,269	$794,214	$252,522	$1,299,005
Adjustable rate	263,876	223,829	26,255	513,960
Total	$516,145	$1,018,043	$278,777	$1,812,965

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Average loans outstanding during Period	$2,301,358	$2,126,536	$2,014,797	$2,173,408	$2,609,337
Allowance for loan losses:
Balance at beginning of period	$47,567	$48,012	$58,506	$76,038	$100,179

Loans charged-off:
Commercial	$(1,990)	$(964)	$(4,422)	$(10,726)	$(10,896)
Commercial real estate	(1,173)	(3,904)	(15,874)	(14,298)	(28,576)
Real estate construction	(726)	(1,268)	(2,219)	(7,556)	(28,268)
Retail real estate	(3,052)	(4,015)	(6,910)	(12,165)	(12,751)
Retail other	(430)	(518)	(638)	(668)	(552)
Total charge-offs	$(7,371)	$(10,669)	$(30,063)	$(45,413)	$(81,043)
Recoveries:
Commercial	$410	$213	$757	$1,562	$185
Commercial real estate	2,379	563	502	1,047	2,849
Real estate construction	1,612	706	598	1,268	11,241
Retail real estate	644	875	978	2,615	513
Retail other	212	367	234	1,389	114
Total recoveries	$5,257	$2,724	$3,069	$7,881	$14,902
Net loans charged-off	$(2,114)	$(7,945)	$(26,994)	$(37,532)	$(66,141)
Provision for loan losses	$2,000	$7,500	$16,500	$20,000	$42,000
Balance at end of period	$47,453	$47,567	$48,012	$58,506	$76,038
Ratios:
Net charge-offs to average loans	0.09%	0.37%	1.34%	1.73%	2.53%
Allowance for loan losses to total loans at period end	1.96%	2.07%	2.32%	2.85%	3.21%

Our allowance for loan losses was $47.5 million, or 1.96% of loans, and $47.6 million, or 2.07% of loans, at December 31, 2014 and 2013, respectively.  The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2014		2013		2012		2011		2010
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial	$10,041	24.9%	$10,378	25.3%	$8,034	20.9%	$11,082	19.9%	$13,840	18.5%
Commercial real estate	20,639	45.8%	22,112	47.6%	21,085	47.3%	27,018	47.8%	32,795	45.3%
Real estate construction	2,795	4.4%	3,708	3.4%	4,842	4.2%	7,288	5.1%	11,903	6.5%
Retail real estate	13,662	24.5%	11,149	23.3%	13,724	27.0%	12,633	26.3%	14,947	27.8%
Retail other	316	0.4%	220	0.4%	327	0.6%	485	0.9%	2,553	1.9%
Total	$47,453	100.0%	$47,567	100.0%	$48,012	100.0%	$58,506	100.0%	$76,038	100.0%

In 2014, we continued to see a decline in our net charge-offs.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in recent years are replacing years with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  Adjustments to increase qualitative factors were made during 2014 to recognize perceived changing degrees of risk, offset decreasing quantitative factors and reflect management’s evaluation of risk.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.

As of December 31, 2014, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

As net charge-offs and non-performing loans trended significantly lower, the provision for loan losses was $2.0 million during 2014 compared to $7.5 million in 2013 and $16.5 million in 2012.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each of the years indicated:

	2014	2013	2012	2011	2010
	(dollars in thousands)
Non-accrual loans	$9,000	$17,164	$25,104	$38,340	$65,486
Loans 90+ days past due and still accruing	10	195	256	173	2,618
Total non-performing loans	$9,010	$17,359	$25,360	$38,513	$68,104

Repossessed assets	$—	$1,732	$2,949	$6,378	$9,154
Other assets acquired in satisfaction of debts previously contracted	216	401	501	2,074	6
Total OREO	$216	$2,133	$3,450	$8,452	$9,160

Total non-performing loans and OREO	$9,226	$19,492	$28,810	$46,965	$77,264
Non-performing loans to loans, before allowance for loan losses	0.37%	0.76%	1.22%	1.88%	2.88%
Non-performing loans and OREO to loans, before allowance for loan losses	0.38%	0.85%	1.39%	2.28%	3.26%
Performing restructured loans not included above	$11,866	$11,891	$22,051	$33,637	$28,233

We continue to drive positive trends across a range of credit indicators.  Total non-performing assets were $9.2 million at December 31, 2014, compared to $19.5 million at December 31, 2013.  While these improvements are encouraging, many asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

As of December 31, 2014, the Bank had charged-off $3.5 million of principal balance on loans that were on non-accrual status at December 31, 2014.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $3.5 million in loans, our non-accrual loans would have been that amount greater than the $9.0 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $30.9 million at December 31, 2014 were less than the $50.1 million reported at December 31, 2013.  The decline in balance of potential problem loans is a reflection of our continued focus on strengthening credit quality as the broader economy continues to improve following the recession. We do not believe the potential losses associated with these potential problem loans will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2014, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of December 31, 2014, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits increased to 20.7% for the year ended December 31, 2014, from 18.3% for the year ended December 31, 2013, and 18.0% for the year ended December 31, 2012.  We continue to focus on deepening our relationship value with customers, which, in turn, fosters deposit growth.

	Year Ended December 31,
	2014			2013			2012
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Non-interest-bearing demand deposits	$596,058	20.7%	0.00%	$531,744	18.3%	0.00%	$515,934	18.0%	0.00%
Interest-bearing demand Deposits	48,431	1.7%	0.06%	49,049	1.7%	0.06%	42,532	1.5%	0.16%
Savings/Money Market	1,693,456	58.9%	0.10%	1,681,407	58.1%	0.11%	1,562,660	54.6%	0.20%
Time deposits	537,415	18.7%	0.62%	633,534	21.9%	0.83%	741,038	25.9%	1.25%
Total	$2,875,360	100.0%	0.18%	$2,895,734	100.0%	0.25%	$2,862,164	100.0%	0.44%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2014 had the following maturities (dollars in thousands):

Under 3 months	$22,842
3 to 6 months	25,118
6 to 12 months	38,632
Over 12 months	51,845
Total	$138,437

At December 31, 2014, we did not have any brokered certificates of deposit.  National certificates of deposit of $0.5 million at December 31, 2014 had maturities of $0.1 million in 3 to 6 months and $0.4 million in excess of 12 months.

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2014, 2013 and 2012. Securities sold under agreements to repurchase generally represent overnight borrowing transactions.  First Busey had no other categories of short-term borrowings outstanding as of December 31, 2014, 2013 and 2012; however, during 2014 the Company purchased federal funds and FHLB advances to test operational availability to access funds if needed.

Securities sold under agreements to repurchase
(dollars in thousands)
2014
Balance, December 31, 2014	$198,893
Weighted average interest rate at end of period	0.14%
Maximum outstanding at any month end	$198,893
Average daily balance	$148,452
Weighted average interest rate during period (1)	0.12%

2013
Balance, December 31, 2013	$172,348
Weighted average interest rate at end of period	0.13%
Maximum outstanding at any month end	$172,348
Average daily balance	$137,777
Weighted average interest rate during period (1)	0.14%

2012
Balance, December 31, 2012	$139,024
Weighted average interest rate at end of period	0.15%
Maximum outstanding at any month end	$146,710
Average daily balance	$132,150
Weighted average interest rate during period (1)	0.21%

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

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and, if needed, federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.  Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash and due from banks	$87,884	$92,390	$77,482
Interest-bearing bank deposits	160,948	194,508	263,017
Total	$248,832	$286,898	$340,499
Percent of average total assets	7.0%	8.1%	9.7%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve and the FHLB, and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

During the third and fourth quarter of 2014, as part of our ongoing balance sheet strategy, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options.  The Company executed $50.0 million in FHLB discount note indexed advances with an average cost of 8 basis points for the year ended December 31, 2014.  The variable rate notes range in maturity from five to ten years with options to prepay at par prior to maturity.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of December 31, 2014, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

At December 31, 2014 the Bank’s capital ratios were in excess of the minimum capital ratios required to be “well- capitalized” under regulatory standards. However, due to the significant losses in the past, no dividends have been paid from the Bank since 2009.  Until such time as retained earnings have been restored, the Bank will not be permitted to pay dividends and we will need to request permission from the Bank’s primary regulator to receive any capital out of the Bank.  On January 22, 2013, with the approval of its primary regulator, the Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to the Bank’s charter.  Further, on October 22, 2014, with the approval of its primary regulator, Busey Bank transferred $60.0 million to the Company, representing a return of capital and associated surplus as a result of a further amendment to Busey Bank’s charter.

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2014 and 2013, we had outstanding loan commitments including lines of credit of $561.4 million and $527.6 million, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2014:

			Junior
			Subordinated
			Debt Owed to
	Certificates of	Operating	Unconsolidated
	Deposit	Leases	Trusts	Total
	(dollars in thousands)
2015	$309,598	$941	$—	$310,539
2016	95,118	219	—	95,337
2017	61,161	111	—	61,272
2018	18,934	102	—	19,036
2019	11,250	70	—	11,320
Thereafter	10	—	55,000	55,010
Total	$496,071	$1,443	$55,000	$552,514

Commitments to extend credit				$581,905

Cash Flows

Net cash flows provided by operating activities totaled $68.1 million, $98.2 million and $49.1 million in 2014, 2013 and 2012, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, gain on sales of loans, and activities related to the origination and sale of mortgage loans held for sale. Net cash provided by mortgage loan originations was $8.2 million in 2014 and $36.4 million in 2013. In 2012, net cash used in mortgage loan originations was $12.2 million. Fluctuations in sales are primarily a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash used in investing activities was $51.3 million in 2014, $118.7 million in 2013, and $204.4 million in 2012. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios.  Due to the continued emphasis on growth, the Company experienced a net increase in loans of $126.6 million in 2014, $258.4 million in 2013 and $33.7 million in 2012.

Net cash provided by financing activities totaled $91.0 million in 2014 as compared to net cash used in financing activities of $99.1 million in 2013 and cash provided by financing activities of $191.6 million in 2012. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, and net proceeds from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $31.7 million in 2014 and $216.8 million in 2012, and as such, drove the positive cash inflow from financing activities. In comparison, deposits shrank $111.2 million in 2013.  Securities sold under agreements to repurchase increased $26.5 million in 2014, $33.3 million in 2013 and $11.2 million in 2012.  In 2014, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2014, we had a total capital to total risk-weighted asset ratio of 18.66%, a Tier 1 capital to risk-weighted asset ratio of 17.38% and a Tier 1 leverage ratio of 12.79%; the Bank had ratios of 14.94%, 13.66%, and 10.10%, respectively.

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

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate was calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and was based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, which ended December 31, 2013, the annual dividend rate also remained at 5%. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. In the third quarter of 2013, the Company had meaningful progress in commercial loan growth which led to the successful attainment of targets under the SBLF program.  The achievement of this important milestone under SBLF yielded the lowest possible dividend rate in 2014 of 1%.  After 4.5 years from issuance, which will be in the first quarter of 2016, the dividend rate will increase to 9%.

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

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2014, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding.

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2014 appears in “Note 1 — Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The Company has not identified any other standards that it believes merit further discussion.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of December 31, 2014 and 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

December 31, 2014	NA	NA	NA	NA	(2.47)%	(5.10)%	(8.09)%	(11.35)%

December 31, 2013	NA	NA	NA	NA	(3.55)%	(6.91)%	(10.62)%	(14.60)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

December 31, 2014	NA	NA	NA	NA	0.46%	0.43%	(0.17)%	(1.31)%

December 31, 2013	NA	NA	NA	NA	0.54%	0.63%	0.15%	(0.88)%

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

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 68, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of December 31, 2014, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

McGladrey LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of First Busey Corporation and subsidiaries and our report dated March 10, 2015, expressed an unqualified opinion.

/s/ McGLADREY LLP

Champaign, Illinois

March 10, 2015

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remained effective during the transition, which extended to December 15, 2014, after which time COSO considered it as superseded by the 2013 Framework.  As of December 31, 2014, First Busey has transitioned to the 2013 Framework.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2014. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 16 — Stock Incentive Plans” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	510,130	$16.33	3,894,691
Equity compensation plans not approved by stockholders	—	—	—
Total	510,130	$16.33	3,894,691

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Date: March 10, 2015
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

Signature	Title	Date

/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director (Principal Executive Officer)
Van A. Dukeman		March 10, 2015

/s/ ROBIN N. ELLIOTT	Chief Financial Officer (Principal Financial and Accounting Officer)
Robin N. Elliott		March 10, 2015

/s/ GREGORY B. LYKINS	Chairman	March 10, 2015
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director	March 10, 2015
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director	March 10, 2015
David J. Downey

/s/ STEPHEN V. KING	Director	March 10, 2015
Stephen V. King

/s/ E. PHILLIPS KNOX	Director	March 10, 2015
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director	March 10, 2015
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director	March 10, 2015
August C. Meyer, Jr.

Signature	Title	Date

/s/ GEORGE T. SHAPLAND	Director	March 10, 2015
George T. Shapland

/s/ THOMAS G. SLOAN	Director	March 10, 2015
Thomas G. Sloan

/s/ JON D. STEWART	Director	March 10, 2015
Jon D. Stewart

/s/ PHYLLIS M. WISE	Director	March 10, 2015
Phyllis M. Wise

Exhibit Index

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated September 25, 2014, by and among First Busey Corporation, FBC Acquisition LLC and Herget Financial Corp. (filed as Exhibit 2.1 to First Busey’s Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 6, 2014 (Commission No. 0-15950), and incorporated herein by reference)

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011 (filed as Exhibit 3.1 to First Busey’s Registration Statement on Form S-3 filed with the Commission on September 30, 2011 (Commission File No. 333-177104), and incorporated herein by reference)

3.2

Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock, Series T, as filed with the Secretary of State of the State of Nevada on March 4, 2009 (filed as Exhibit 3.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.3

Certificate of Designation for Convertible Cumulative Preferred Stock, Series A (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on October 27, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.4

Certificate of Designation for Convertible Cumulative Preferred Stock, Series B (filed as Exhibit 3.1 to First Busey’s Form 8-K dated December 28, 2010, filed with the Commission on December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

3.5

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Form of Stock Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

4.2

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

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

10.6

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2011, filed with the Commission on March 29, 2002 (Commission File No. 000-30031), and incorporated by reference herein)

10.7

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2011, filed with the Commission on March 29, 2002 (Commission File No. 000-30031), and incorporated by reference herein)

10.8

Main Street Trust, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 filed on November 29, 2000 (Commission File No. 333-50890), and incorporated by reference herein)

10.9

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

10.11

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission File No. 000-30031), and incorporated by reference herein)

10.12

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission File No. 000-30031), and incorporated by reference herein)

10.13

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.14

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.15

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.16

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.17

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Series C Preferred Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.18

Van A. Dukeman First Amendment to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.19

Employment agreement by and between Main Street Trust, Inc. and Christopher M. Shroyer (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.20

Christopher M. Shroyer First Amendment to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.21

Employment agreement by and between Main Street Trust, Inc. and Robert F. Plecki (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.22

Robert F. Plecki First Amendment to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.23	2010 Equity Incentive Plan (filed as Appendix A to First Busey’s definitive proxy statement filed with the Commission on April 19, 2010 (Commission No. 0-15950). and incorporated herein by reference)

10.24

Employment Agreement by and among First Busey Corporation, Busey Bank and John J. Powers (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 9, 2013 (Commission No. 0-15950), and incorporated herein by reference)

10.25

Employment Agreement by and among First Busey Corporation, Busey Bank and Robin Elliott (filed as Exhibit 10.1 to Form 8-K dated May 22, 2014, filed with the Commission on May 27, 2014 (Commission No. 0-15950), and incorporated herein by reference)

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013, AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGLADREY LLP

Champaign, Illinois

March 10, 2015

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(dollars in thousands)
ASSETS
Cash and due from banks (interest-bearing 2014 $243,769; 2013 $118,228)	$339,438	$231,603
Securities available for sale, at fair value	759,065	841,310
Securities held to maturity, at amortized cost	2,373	834
Loans held for sale	10,400	13,840
Loans (net of allowance for loan losses 2014 $47,453; 2013 $47,567)	2,357,837	2,233,893
Premises and equipment	63,974	65,827
Goodwill	20,686	20,686
Other intangible assets	6,687	9,571
Cash surrender value of bank owned life insurance	41,470	40,674
Other real estate owned (OREO)	216	2,133
Deferred tax assets, net	22,173	35,642
Other assets	41,288	43,562
Total assets	$3,665,607	$3,539,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$666,607	$547,531
Interest-bearing	2,234,241	2,321,607
Total deposits	2,900,848	2,869,138

Securities sold under agreements to repurchase	198,893	172,348
Long-term debt	50,000	—
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,227	27,725
Total liabilities	$3,231,968	$3,124,211

Commitments and contingencies (see Note 18 - Commitments, Contingencies and Credit Risk)

Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; issued 88,287,132 shares	88	88
Surplus	593,687	593,144
Retained earnings (deficit)	(210,384)	(225,722)
Accumulated other comprehensive income	5,817	4,456
Total stockholders’ equity before treasury stock	461,872	444,630
Common stock shares held in treasury at cost — 2014 1,426,323; 2013 1,482,777	(28,233)	(29,266)
Total stockholders’ equity	433,639	415,364
Total liabilities and stockholders’ equity	$3,665,607	$3,539,575

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$92,395	$92,233	$98,614
Interest and dividends on investment securities:
Taxable interest income	12,427	12,570	14,626
Non-taxable interest income	3,253	3,893	3,676
Total interest income	108,075	108,696	116,916

Interest expense:
Deposits	5,123	7,099	12,496
Federal funds purchased and securities sold under agreements to repurchase	186	186	279
Short-term borrowings	—	15	35
Long-term debt	7	125	648
Junior subordinated debt owed to unconsolidated trusts	1,183	1,206	1,312
Total interest expense	6,499	8,631	14,770
Net interest income	101,576	100,065	102,146
Provision for loan losses	2,000	7,500	16,500
Net interest income after provision for loan losses	99,576	92,565	85,646

Other income:
Trust fees	19,559	18,521	17,592
Commissions and brokers’ fees, net	2,716	2,416	2,102
Remittance processing	9,421	8,354	8,426
Service charges on deposit accounts	12,038	11,947	11,646
Other service charges and fees	6,238	5,961	5,717
Gain on sales of loans	4,723	10,227	12,535
Security gains, net	776	553	1,597
Other	3,470	4,604	7,237
Total other income	58,941	62,583	66,852

Other expense:
Salaries and wages	51,734	52,891	53,668
Employee benefits	9,607	10,922	11,124
Net occupancy expense of premises	8,462	8,489	8,899
Furniture and equipment expenses	4,725	4,848	5,146
Data processing	10,879	10,465	11,061
Amortization of intangible assets	2,884	3,132	3,315
Regulatory expense	2,079	2,290	2,543
OREO expense	93	503	1,303
Other	17,746	18,771	22,585
Total other expense	108,209	112,311	119,644
Income before income taxes	50,308	42,837	32,854
Income taxes	17,534	14,111	10,497
Net income	$32,774	$28,726	$22,357
Preferred stock dividends	727	3,633	3,633
Net income available for common stockholders	$32,047	$25,093	$18,724

Basic earnings per common share	$0.37	$0.29	$0.22
Diluted earnings per common share	$0.37	$0.29	$0.22

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(dollars in thousands)
Net income	$32,774	$28,726	$22,357
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$2,902	$(14,892)	$2,307
Reclassification adjustment for (gains) included in net income	(776)	(553)	(1,597)
Other comprehensive income (loss), before tax	$2,126	$(15,445)	$710
Income tax expense (benefit) related to items of other comprehensive income	765	(6,359)	292
Other comprehensive income (loss), net of tax	$1,361	$(9,086)	$418
Comprehensive income	$34,135	$19,640	$22,775

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012

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

Years Ended December 31, 2014, 2013, and 2012

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

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other
	Preferred	Common		Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Total
Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	32,774	—	—	32,774
Other comprehensive income	—	—	—	—	1,361	—	1,361
Issuance of 37,836 shares of treasury stock for employee stock purchase Plan	—	—	(481)	—	—	692	211
Net issuance of 18,618 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(375)	—	—	341	(34)
Cash dividends common stock at $0.19 per share	—	—	—	(16,497)	—	—	(16,497)
Stock dividend equivalents restricted stock units at $0.19 per share	—	—	212	(212)	—	—	—
Stock based employee compensation	—	—	1,187	—	—	—	1,187
Preferred stock dividends	—	—	—	(727)	—	—	(727)
Balance, December 31, 2014	$72,664	$88	$593,687	$(210,384)	$5,817	$(28,233)	$433,639

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$32,774	$28,726	$22,357
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,187	1,079	991
Depreciation and amortization	8,456	8,598	8,759
Premises and equipment impairment	—	—	1,421
Provision for loan losses	2,000	7,500	16,500
Fair value adjustment on employee stock ownership plan shares allocated	—	—	(322)
Provision for deferred income taxes	12,715	10,110	8,571
Amortization of security premiums and discounts, net	7,305	8,744	9,730
Net security gains	(776)	(553)	(1,597)
Gain on sales of loans, net	(4,723)	(10,227)	(12,535)
Increase in cash surrender value of bank owned life Insurance	(796)	(1,189)	(1,603)
Net gains on disposition of premises and equipment	(19)	(533)	—
Net gains on disposition of OREO properties	(162)	(260)	(274)
Increase (decrease) in deferred compensation	363	(49)	(70)
Change in assets and liabilities:
Decrease in other assets	2,274	9,880	8,368
(Decrease) increase in other liabilities	(650)	(63)	992
Net cash provided by operating activities before activities for loans originated for sale	$59,948	$61,763	$61,288

Loans originated for sale	(222,976)	(450,226)	(576,862)
Proceeds from sales of loans	231,139	486,616	564,643

Net cash provided by operating activities	$68,111	$98,153	$49,069

Cash Flows from Investing Activities Securities:
Purchases of securities classified available for sale	(182,123)	(83,718)	(454,538)
Purchases of securities classified held to maturity	(1,026)	(839)	—
Proceeds from sales of securities classified available for sale	74,113	16,365	59,570
Proceeds from maturities of securities classified available for sale	185,329	203,908	217,797
Proceeds from maturities of securities classified held to maturity	10	—	—
Net increase in loans	(126,604)	(258,366)	(33,680)
Purchases of premises and equipment	(3,778)	(2,549)	(8,611)
Proceeds from disposition of premises and equipment	78	2,856	77
Proceeds from sale of OREO properties	2,739	3,645	14,950

Net cash used in investing activities	$(51,262)	$(118,698)	$(204,435)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(86,300)	$(108,828)	$(116,287)
Net increase (decrease) in demand deposits, money market and savings accounts	118,010	(2,326)	333,125
Net increase in federal funds purchased and securities sold under agreements to repurchase	26,545	33,324	11,157
Principal payments on long-term debt	—	(7,000)	(12,000)
Proceeds from long-term debt	50,000	—	—
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(45)	(237)	—
Cash dividends paid	(17,224)	(14,040)	(24,427)

Net cash provided by (used in) financing activities	90,986	(99,107)	191,568

Net increase (decrease) in cash and due from banks	107,835	(119,652)	36,202
Cash and due from banks, beginning	231,603	351,255	315,053

Cash and due from banks, ending	$339,438	$231,603	$351,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$6,665	$9,086	$15,523
Income taxes	6,395	4,749	1,045

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	660	2,068	9,674
Employee stock ownership plan shares allocated	—	—	417

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business

First Busey Corporation is a Nevada corporation and a financial holding company whose subsidiaries provide retail and commercial banking services, remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in downstate Illinois, Indianapolis, Indiana and southwest Florida.  The Company and its subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services.  The Company and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  Busey Trust Company had assets under care of $5.2 billion and $5.0 billion at December 31, 2014 and 2013, respectively.

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

Loan servicing

Servicing assets are recognized as separate assets when rights are acquired or retained through the sale of mortgage loans.  Mortgage servicing rights are initially recorded at fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the type of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.

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

Retail loan origination fees, net of certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield.  The Company is generally amortizing these amounts over the contractual life.  However, for long-term, fixed-rate residential mortgages, the Company has anticipated prepayments and assumes an estimated economic life of five years or less. Material commercial loan origination fees are amortized over the life of the loan which is usually a term of three years or less.  Commitment fees and costs are generally based upon a percentage of a customer’s maximum line of credit or fees related to standby letters of credit and are recognized as collected.

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

Other real estate owned

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2014 and 2013.  It is possible the Company will evaluate its goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment.  See Note 7 — Goodwill and Other Intangible Assets for further discussion.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010.  The provision for income taxes is based on income as reported in the Consolidated Financial Statements.

The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the State of Illinois net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is more likely than not that the deferred tax assets will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate recoverability of its deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. The Company evaluated the recoverability of its net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2014, although there is no guarantee that those assets will be recognizable in future periods.

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

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2014 and 2013.

At December 31, 2014, the Company was under examination by the Illinois Department of Revenue for the Company’s 2011 and 2012 income tax filings.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2014.

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

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company may rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles.

On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  This acquisition is a subsequent event and financial results of Herget Financial are not recognized in this Form 10-K.

Acquisition related costs are costs the Company incurs to effect a business combination.  Those costs may include legal, accounting, valuation, other professional or consulting fees, system conversions and marketing costs. The Company will account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received.  Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of an acquiree’s employees are not liabilities at the acquisition date. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

During 2014, First Busey incurred $0.4 million of acquisition expenses related to the acquisition of Herget Financial, comprised primarily of legal, accounting, and system conversion costs.

Derivative Financial Instruments

The Company enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative financial instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  The derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in other income.

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At December 31, 2014, 457,630 outstanding options, 573,833 warrants, and 353,976 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2013, 643,879 outstanding options, 573,833 warrants, and 347,253 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

The following reflects net income per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income available to common stockholders	$32,047	$25,093	$18,724
Shares:
Weighted average common shares outstanding	86,906	86,765	86,643
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	386	299	9

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,292	87,064	86,652

Basic earnings per common share	$0.37	$0.29	$0.22

Diluted earnings per common share	$0.37	$0.29	$0.22

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  See Note 22 — Acquisitions for further discussion.  On February 3, 2015, First Busey’s board of directors approved a repurchase plan under which the Company is authorized to repurchase its common stock.  See Note 16 — Stock Incentive Plans for further discussion.  Other than the completion of the acquisition of Herget Financial and stock repurchase approval, there were no significant subsequent events for the year ended December 31, 2014 through the filing date of these Consolidated Financial Statements.

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

ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.”  ASU 2014-17 provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The new authoritative guidance became effective upon issuance on November 18, 2014 and had no impact on the Company’s financial statements.

Note 2.  Cash and Due from Banks

The Bank is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2014 and 2013 were approximately $12.3 million and $5.3 million, respectively.

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

Note 3.  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified as available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2014:
Available for sale
U.S. Treasury securities	$50,280	$328	$(2)	$50,606
Obligations of U.S. government corporations and agencies	166,207	981	(178)	167,010
Obligations of states and political subdivisions	218,250	2,672	(761)	220,161
Residential mortgage-backed securities	230,596	5,062	(22)	235,636
Corporate debt securities	79,087	296	(76)	79,307
Total debt securities	744,420	9,339	(1,039)	752,720
Mutual funds and other equity securities	4,944	1,401	—	6,345
Total	$749,364	$10,740	$(1,039)	$759,065

Held to maturity
Obligations of states and political subdivisions	$1,359	$15	$(3)	$1,371
Commercial mortgage-backed securities	1,014	40	—	1,054
Total	$2,373	$55	$(3)	$2,425

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2013:
Available for sale
U.S. Treasury securities	$102,463	$244	$(67)	$102,640
Obligations of U.S. government corporations and agencies	254,998	2,741	(328)	257,411
Obligations of states and political subdivisions	272,077	2,887	(2,812)	272,152
Residential mortgage-backed securities	174,699	3,571	(535)	177,735
Corporate debt securities	25,384	155	(33)	25,506
Total debt securities	829,621	9,598	(3,775)	835,444
Mutual funds and other equity securities	4,114	1,752	—	5,866
Total	$833,735	$11,350	$(3,775)	$841,310

Held to maturity
Obligations of states and political subdivisions	$834	$1	$(4)	$831
Total	$834	$1	$(4)	$831

The amortized cost and fair value of debt securities available for sale and held to maturity as of December 31, 2014, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)		(dollars in thousands)
Due in one year or less	$125,672	$126,252	$72	$72
Due after one year through five years	347,781	349,168	636	636
Due after five years through ten years	120,891	124,483	1,665	1,717
Due after ten years	150,076	152,817	—	—
Total	$744,420	$752,720	$2,373	$2,425

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Gross security gains	$807	$599	$1,602
Gross security (losses)	(31)	(46)	(5)

Net security gains	$776	$553	$1,597

The tax provision for these net realized gains and losses was $0.3 million for the year ended December 31, 2014, $0.2 million for the year ended December 31, 2013, and $0.6 million for the year ended December 31, 2012.

Investment securities with carrying amounts of $536.2 million and $428.7 million on December 31, 2014 and 2013, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2014:
Available for sale
U.S. Treasury securities	$—	$—	$366	$2	$366	$2
Obligations of U.S. government corporations and agencies	—	—	25,118	178	25,118	178
Obligations of states and political subdivisions	40,385	140	40,201	621	80,586	761
Residential mortgage-backed securities	10,630	22	—	—	10,630	22
Corporate debt securities	16,400	72	213	4	16,613	76
Total temporarily impaired Securities	$67,415	$234	$65,898	$805	$133,313	$1,039

Held to maturity
Obligations of states and political subdivisions	$534	$3	$—	$—	$534	$3
Total temporarily impaired Securities	$534	$3	$—	$—	$534	$3

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2013:
Available for sale
U.S. Treasury securities	$25,830	$67	$—	$—	$25,830	$67
Obligations of U.S. government corporations and agencies	25,946	328	—	—	25,946	328
Obligations of states and political subdivisions	92,703	2,518	8,492	294	101,195	2,812
Residential mortgage-backed securities	53,543	535	—	—	53,543	535
Corporate debt securities	1,614	33	—	—	1,614	33
Total temporarily impaired Securities	$199,636	$3,481	$8,492	$294	$208,128	$3,775

Held to maturity
Obligations of states and political subdivisions	$597	$4	$—	$—	$597	$4
Total temporarily impaired Securities	$597	$4	$—	$—	$597	$4

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

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2014 was 202, and represented a loss of 0.8% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

The Company had available for sale obligations of state and political subdivisions with a fair value of $220.2 million and $272.2 million as of December 31, 2014 and 2013, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions totaling $1.4 million and $0.8 million at December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company’s obligations of state and political subdivisions portfolio was comprised of $183.7 million of general obligation bonds and $37.9 million of revenue bonds issued by 220 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 23 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 15 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

December 31, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	63	$59,979	$61,058	$969
Wisconsin	39	36,165	36,365	932
Michigan	33	30,400	30,739	931
Pennsylvania	10	12,756	12,761	1,276
Ohio	8	9,954	9,922	1,240
Texas	7	7,364	7,313	1,045
Iowa	3	6,116	6,142	2,047
Other	24	18,862	19,370	807
Total general obligations bonds	187	$181,596	$183,670	$982

December 31, 2013:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	82	$82,884	$83,804	$1,022
Wisconsin	41	43,117	43,122	1,052
Michigan	37	35,350	35,365	956
Pennsylvania	11	14,132	14,133	1,285
Ohio	12	11,709	11,426	952
Texas	7	7,510	7,270	1,039
Iowa	3	6,126	6,060	2,020
Other	26	21,865	22,290	857
Total general obligations bonds	219	$222,693	$223,470	$1,020

The general obligation bonds are diversified across many issuers, with $3.4 million and $5.0 million being the largest exposure to a single issuer at December 31, 2014 and 2013, respectively.  Accordingly, as of December 31, 2014 and 2013, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2014.  Of the general obligation bonds in the Company’s portfolio, 96.4% had been rated by at least one nationally recognized statistical rating organization and 3.6% were unrated, based on the fair value as of December 31, 2013.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

December 31, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$6,772	$6,708	$1,677
Indiana	8	12,520	12,469	1,559
Other	21	18,721	18,685	890
Total revenue bonds	33	$38,013	$37,862	$1,147

December 31, 2013:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$7,356	$7,121	$1,780
Indiana	14	14,740	14,481	1,034
Other	30	28,122	27,911	930
Total revenue bonds	48	$50,218	$49,513	$1,032

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of December 31, 2014 and 2013.  Accordingly, as of December 31, 2014 and 2013, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of December 31, 2014 and 2013.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

As of December 31, 2014, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 4.  Loans

Geographic distributions of loans were as follows:

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290

Less allowance for loan losses				47,453

Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

	December 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$530,174	$20,536	$29,902	$580,612
Commercial real estate	800,568	160,255	131,450	1,092,273
Real estate construction	55,190	17,426	6,239	78,855
Retail real estate	419,801	103,104	11,588	534,493
Retail other	8,422	552	93	9,067
Total	$1,814,155	$301,873	$179,272	$2,295,300

Less held for sale(1)				13,840
				$2,281,460

Less allowance for loan losses				47,567

Net loans				$2,233,893

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.6 million as of December 31, 2014 and insignificant as of December 31, 2013.

The Company believes that making sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of its lending offices.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

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

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  The Company sells substantially all of its fixed rate long-term (over 15 years) retail real estate loans to secondary market purchasers.  The Company does retain fixed rate retail real estate loans having terms typically 15 years or less.  As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Retail Other Loans

Retail other loans consist of installment loans to individuals, including automotive loans.  These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (FICO) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower.

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

All loans are graded at the inception of the loan.  All commercial loans that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade it is aggregated into a homogenous pool of either:  $0.35 million or less or $0.35 million to $1.0 million.  These pools are monitored on a quarterly basis for the first year, semiannually in the second year and annually thereafter.  Homogenous pool credits which are subsequently downgraded to a grading of 7 or worse are subject to the same portfolio review as loans over $1.0 million.  All commercial loans greater than $1.0 million receive a portfolio review at least annually.  Commercial loans greater than $1.0 million that have a grading of 7 receive a portfolio review twice per year.  Commercial loans greater than $1.0 million that have a grading of 8 or worse receive a portfolio review on a quarterly basis.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.28 billion at December 31, 2014 and grew by $160.9 million from $2.12 billion at December 31, 2013.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $124.0 million at December 31, 2014 and declined by $37.9 million from $161.9 million at December 31, 2013.  The positive change in mix of loan grades began in 2012 and suggests a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, non-posted and clearings) and geography:

	December 31, 2014
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.80	$542,796	$27,032	$8,549	$5,498	$1,146
Commercial real estate	5.67	819,708	64,975	25,719	19,821	2,685
Real estate construction	5.91	71,074	5,332	11,448	1,204	46
Retail real estate	3.46	453,560	10,478	4,569	3,179	1,414
Retail other	3.21	9,632	26	24	—	8
Total Illinois/Indiana		$1,896,770	$107,843	$50,309	$29,702	$5,299

Florida
Commercial	5.40	$13,455	$105	$78	$1,459	$1,642
Commercial real estate	6.00	123,807	25,520	6,002	15,404	510
Real estate construction	6.21	16,475	—	615	842	18
Retail real estate	4.09	82,185	11,686	9,601	1,031	1,531
Retail other	2.94	562	—	—	—	—
Total Florida		$236,484	$37,311	$16,296	$18,736	$3,701
Total		$2,133,254	$145,154	$66,605	$48,438	$9,000

	December 31, 2013
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.66	$487,587	$46,992	$15,986	$8,536	$975
Commercial real estate	5.55	799,117	79,371	19,327	29,606	4,597
Real estate construction	7.11	21,585	16,376	11,920	7,686	3,862
Retail real estate	3.53	393,299	9,285	5,392	4,408	3,936
Retail other	2.64	8,451	60	—	4	—
Total Illinois/Indiana		$1,710,039	$152,084	$52,625	$50,240	$13,370

Florida
Commercial	5.89	$16,460	$174	$3,218	$684	$—
Commercial real estate	6.02	116,741	16,470	11,250	12,721	3,073
Real estate construction	6.64	7,886	7,961	743	836	—
Retail real estate	3.85	77,116	12,052	9,417	3,050	721
Retail other	1.72	552	—	—	—	—
Total Florida		$218,755	$36,657	$24,628	$17,291	$3,794
Total		$1,928,794	$188,741	$77,253	$67,531	$17,164

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	December 31, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$15	$105	$—	$1,146
Commercial real estate	1,068	—	10	2,685
Real estate construction	—	—	—	46
Retail real estate	488	128	—	1,414
Retail other	15	—	—	8
Total Illinois/Indiana	$1,586	$233	$10	$5,299

Florida
Commercial	$—	$—	$—	$1,642
Commercial real estate	—	—	—	510
Real estate construction	—	—	—	18
Retail real estate	—	—	—	1,531
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,701
Total	$1,586	$233	$10	$9,000

	December 31, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$906	$279	$92	$975
Commercial real estate	567	3,736	—	4,597
Real estate construction	—	—	—	3,862
Retail real estate	483	123	103	3,936
Retail other	20	—	—	—
Total Illinois/Indiana	$1,976	$4,138	$195	$13,370

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,073
Real estate construction	—	—	—	—
Retail real estate	—	—	—	721
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,794
Total	$1,976	$4,138	$195	$17,164

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

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, loan sales to outside parties or restructuring.  During the years ended December 31, 2014 and 2013, the Company sold problem loans from its portfolio, net of charge-offs, of $3.8 million and $7.6 million, respectively.

The gross interest income that would have been recorded in the years ended December 31, 2014, 2013 and 2012 if impaired loans had been current in accordance with their original terms was $0.8 million, $1.3 million, and $3.4 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant in 2014, 2013 and 2012.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$11,866	$11,511
30 – 89 days past due	—	380
Included in non-performing loans	1,126	5,919
Total	$12,992	$17,810

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

Performing loans classified as TDRs during the three and twelve months ended December 31, 2014 included one commercial real estate modification in Florida for short-term principal payment relief, with a recorded investment of $2.0 million.  Other performing loans classified as TDRs during the twelve months ended December 31, 2014 were insignificant.

Performing loans classified as TDRs during the three and twelve months ended December 31, 2013 included one commercial modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.1 million.  Further, one commercial real estate modification in Illinois/Indiana for the three and twelve months ended December 31, 2013 consisted of a modification for short-term principal payment relief, with a recorded investment of $0.2 million. Commercial real estate modifications for the twelve months ended December 31, 2013 also consisted of one modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.2 million and one modification in Florida for short-term interest rate relief, with a recorded investment of $0.1 million.  Other performing loans classified as TDRs during the three and twelve months ended December 31, 2013 were insignificant.

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2014 and 2013 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and twelve months ended December 31, 2014 consisted of one Illinois/Indiana commercial modification totaling $0.3 million.

There were no TDRs that were classified as non-performing and had payment defaults during the three months ended December 31, 2013.  TDRs that were classified as non-performing and had payment defaults during the twelve months ended December 31, 2013 consisted of one Illinois/Indiana commercial real estate modification totaling $1.7 million, one Illinois/Indiana real estate construction modification totaling $0.2 million and one Illinois/Indiana retail real estate modification totaling $0.5 million.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,944	$1,376	$741	$2,117	$595	$2,479
Commercial real estate	4,007	1,140	2,854	3,994	1,975	5,473
Real estate construction	46	—	46	46	46	2,269
Retail real estate	2,794	2,403	25	2,428	25	3,061
Retail other	8	8	—	8	—	2
Total Illinois/Indiana	$9,799	$4,927	$3,666	$8,593	$2,641	$13,284

Florida
Commercial	$2,742	$1,642	$—	$1,642	$—	$330
Commercial real estate	5,775	4,414	1,274	5,688	370	5,032
Real estate construction	620	551	—	551	—	485
Retail real estate	11,181	9,755	350	10,105	150	9,532
Retail other	7	—	7	7	7	5
Total Florida	$20,325	$16,362	$1,631	$17,993	$527	$15,384
Total	$30,124	$21,289	$5,297	$26,586	$3,168	$28,668

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,825	$1,684	$602	$2,286	$485	$4,169
Commercial real estate	8,866	3,671	3,740	7,411	1,977	10,335
Real estate construction	4,932	2,292	1,570	3,862	468	5,889
Retail real estate	5,583	3,267	2,010	5,277	604	5,296
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$22,206	$10,914	$7,922	$18,836	$3,534	$25,689

Florida
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	7,108	3,946	1,319	5,265	416	6,662
Real estate construction	417	417	—	417	—	1,294
Retail real estate	10,346	9,005	537	9,542	337	11,079
Retail other	—	—	—	—	—	—
Total Florida	$17,871	$13,368	$1,856	$15,224	$753	$19,035
Total	$40,077	$24,282	$9,778	$34,060	$4,287	$44,724

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2014 and 2013.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of December 31, 2014 and 2013, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of December 31, 2014, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of December 31, 2014 and 2013, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  As of December 31, 2014, the Company believed this minimum additional amount remained adequate.

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

During the fourth quarter of 2014, the Company adjusted the Illinois/Indiana and Florida qualitative factors relating to Macro and Local Economic Factor and a Florida qualitative factor relating to Net Charge-Off Trend.  The adjustment of these factors increased our allowance requirements by $1.3 million at December 31, 2014 compared to the method used for September 30, 2014.  Earlier in 2014, the Company adjusted Illinois/Indiana qualitative factors relating to Loan Underwriting, Policy and Procedures, Macro and Local Economic Factor, Nature and Volume of Loan Portfolio, and Net Charge-Off Trend compared to the method used for December 31, 2013.  Additionally, the Company adjusted Florida qualitative factors relating to Loan Underwriting, Policy and Procedures, Macro and Local Economic Factor, and Net Charge-Off Trend compared to the method used for December 31, 2013.  Adjustments to increase these qualitative factors were made throughout 2014 to recognize perceived changing degrees of risk, offset decreasing quantitative factors and reflect management’s evaluation of risk.  The Company will continue to monitor its qualitative factors on a quarterly basis.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)

Balance, beginning of year	$47,567	$48,012	$58,506
Provision for loan losses	2,000	7,500	16,500
Loan balances charged-off	(7,371)	(10,669)	(30,063)
Recoveries applicable to loan balances previously charged-off	5,257	2,724	3,069

Balance, end of year	$47,453	$47,567	$48,012

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	1,048	(880)	90	5,942	332	6,532
Charged-off	(864)	(1,173)	(657)	(2,396)	(429)	(5,519)
Recoveries	233	2,108	617	337	185	3,480
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	195	(1,799)	(1,889)	(1,021)	(18)	(4,532)
Charged-off	(1,126)	—	(69)	(656)	(1)	(1,852)
Recoveries	177	271	995	307	27	1,777
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	2,681	2,143	847	616	63	6,350
Charged-off	(964)	(1,361)	(1,212)	(2,187)	(511)	(6,235)
Recoveries	138	574	378	323	342	1,755
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	414	2,225	(1,419)	(51)	(19)	1,150
Charged-off	—	(2,543)	(56)	(1,828)	(7)	(4,434)
Recoveries	75	(11)	328	552	25	969
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

	Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	1,428	10,058	(270)	4,397	278	15,891
Charged-off	(4,176)	(14,016)	(1,883)	(3,264)	(636)	(23,975)
Recoveries	202	376	328	504	216	1,626
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(811)	(619)	(555)	2,626	(32)	609
Charged-off	(246)	(1,858)	(336)	(3,646)	(2)	(6,088)
Recoveries	555	126	270	474	18	1,443
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$595	$1,975	$46	$25	$—	$2,641
Loans collectively evaluated for impairment	8,274	14,459	2,544	10,720	304	36,301
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Loans:
Loans individually evaluated for impairment	$2,117	$3,994	$46	$2,428	$8	$8,593
Loans collectively evaluated for impairment	582,904	928,914	89,058	473,611	9,682	2,084,169
Ending Balance	$585,021	$932,908	$89,104	$476,039	$9,690	$2,092,762

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$370	$—	$150	$7	$527
Loans collectively evaluated for impairment	1,172	3,835	205	2,767	5	7,984
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

Loans:
Loans individually evaluated for impairment	$1,642	$5,688	$551	$10,105	$7	$17,993
Loans collectively evaluated for impairment	15,097	165,555	17,399	95,929	555	294,535
Ending Balance	$16,739	$171,243	$17,950	$106,034	$562	$312,528

	As of December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$485	$1,977	$468	$604	$—	$3,534
Loans collectively evaluated for impairment	7,967	14,402	2,072	6,258	216	30,915
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Loans:
Loans individually evaluated for impairment	$2,286	$7,411	$3,862	$5,277	$—	$18,836
Loans collectively evaluated for impairment	557,790	924,607	57,567	413,020	8,515	1,961,499
Ending Balance	$560,076	$932,018	$61,429	$418,297	$8,515	$1,980,335

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$416	$—	$337	$—	$753
Loans collectively evaluated for impairment	1,926	5,317	1,168	3,950	4	12,365
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

Loans:
Loans individually evaluated for impairment	$—	$5,265	$417	$9,542	$—	$15,224
Loans collectively evaluated for impairment	20,536	154,990	17,009	92,814	552	285,901
Ending Balance	$20,536	$160,255	$17,426	$102,356	$552	$301,125

Note 5.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets. These unpaid principal balances were $1.39 billion and $1.44 billion as of December 31, 2014 and 2013, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.  Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2014 and 2013, was $3.9 million and $5.1 million, respectively. The fair values of these servicing rights were $5.2 million and $6.4 million, respectively, at December 31, 2014 and 2013.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)

Mortgage servicing rights capitalized	$983	$2,490	$2,794
Mortgage servicing rights amortized	$2,228	$2,650	$2,972

Note 6.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2014	2013
	(dollars in thousands)

Land and improvements	$21,559	$21,532
Buildings and improvements	62,794	62,159
Furniture and equipment	32,018	33,622
	116,371	117,313
Less accumulated depreciation	52,397	51,486
Total premises and equipment	$63,974	$65,827

Depreciation expense was $5.6 million, $5.5 million, and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company’s goodwill is associated with the operations of Busey Wealth Management and FirsTech.  Based on the impairment testing performed at December 31, 2014, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments. Busey Wealth Management and FirsTech have sustained quarterly and annual profits. However, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually. The evaluation may result in impairment.

There were no changes in the carrying amount of goodwill by operating segment during 2014 or 2013. The carrying amount of goodwill by operating segment, in thousands, at December 31, 2014 and 2013 is as follows:

Goodwill:
FirsTech	$8,992
Busey Wealth Management	11,694
Total Goodwill	$20,686

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2013	Amortization	Balance at December 31, 2014
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangible assets	$6,124	$1,870	$4,254
Customer relationship intangible assets	3,447	1,014	2,433
	$9,571	$2,884	$6,687

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2014:
Gross carrying amount	$19,962	$11,320
Accumulated amortization	15,708	8,887
	$4,254	$2,433

Estimated amortization expense on balance at December 31, 2014:
2015	$1,719	$972
2016	1,644	929
2017	891	532
	$4,254	$2,433

Note 8.  Deposits

The composition of deposits is as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Demand deposits, non-interest-bearing	$666,607	$547,531
Interest-bearing transaction deposits	67,774	61,384
Savings deposits	210,673	206,587
Money market deposits	1,459,723	1,471,265
Time deposits	496,071	582,371
Total	$2,900,848	$2,869,138

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $138.4 million and $163.7 million at December 31, 2014 and 2013, respectively.  The aggregate amount of time deposits with a minimum denomination that meet or exceed the FDIC insurance limit of $250,000 was approximately $24.4 million and $28.8 million at December 31, 2014 and 2013, respectively.  National deposits of $0.5 million were included in the balance of time deposits as of December 31, 2014 and 2013. The Company did not have any brokered deposits at December 31, 2014 or 2013.

As of December 31, 2014, the scheduled maturities of time deposits, in thousands, are as follows:

2015	$309,598
2016	95,118
2017	61,161
2018	18,934
2019	11,250
Thereafter	10
$496,071

Note 9.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased are short-term borrowings that generally mature between one and ninety days. The Company had no federal funds purchased at December 31, 2014 and 2013; however, during 2014 the Company purchased federal funds to test operational availability to access funds if needed. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily or within one year from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Company’s safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The following table sets forth the distribution of securities sold under agreements to repurchase and weighted average interest rates:

	December 31,
	2014	2013
	(dollars in thousands)
Balance	$198,893	$172,348
Weighted average interest rate at end of period	0.14%	0.13%
Maximum outstanding at any month end	$198,893	$172,348
Average daily balance	$148,452	$137,777
Weighted average interest rate during period (1)	0.12%	0.14%

(1) The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 10.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  FHLB advances are collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.  The Company had no short-term FHLB advances outstanding at December 31, 2014 and 2013; however, during 2014 the Company tested operational availability to access funds if needed.

Note 11.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2014	2013
	(dollars in thousands)

Notes payable, FHLB, ranging in maturity from five to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$—

As of December 31, 2014, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.07% to 0.13%.  The weighted average rate on these long-term advances was 0.09% as of December 31, 2014.

Note 12.  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey Corporation has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2014:

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

In March 2005, the Federal Reserve issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which was extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of December 31, 2014, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 13.  Capital

Issuance of Preferred Stock Under the Small Business Lending Fund

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

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate was calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and was based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, which ended December 31, 2013, the annual dividend rate also remained at 5%. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. In the third quarter of 2013, the Company had meaningful progress in commercial loan growth which led to the successful attainment of targets under the SBLF program.  The achievement of this important milestone under SBLF yielded the lowest possible dividend rate in 2014 of 1%.  After 4.5 years from issuance, which will be in the first quarter of 2016, the dividend rate will increase to 9%.

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

Redemption of Series T Preferred Stock

The Company’s Series T Preferred Stock, was issued to the Treasury on March 6, 2009 in connection with the Company’s participation in the TARP CPP. On August 25, 2011, the Company entered into and consummated the transactions contemplated by the Repurchase Document with the Treasury.  Under the Repurchase Document, the Company redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption.

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2014, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding.

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  As of December 31, 2014, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum
			Capital		To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2014:

Total Capital (to Risk Weighted Assets)
Consolidated	$488,908	18.66%	$209,554	8.00%	$261,942	10.00%
Busey Bank	$388,479	14.94%	$207,991	8.00%	$259,988	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$455,354	17.38%	$104,777	4.00%	$157,166	6.00%
Busey Bank	$355,166	13.66%	$103,996	4.00%	$155,993	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$455,354	12.79%	$142,401	4.00%	N/A	N/A
Busey Bank	$355,166	10.10%	$140,677	4.00%	$175,846	5.00%

As of December 31, 2013:

Total Capital (to Risk Weighted Assets)
Consolidated	$449,407	18.21%	$197,422	8.00%	$246,777	10.00%
Busey Bank	$396,248	16.17%	$196,002	8.00%	$245,002	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$417,564	16.92%	$98,711	4.00%	$148,067	6.00%
Busey Bank	$364,625	14.88%	$98,001	4.00%	$147,001	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$417,564	12.02%	$138,896	4.00%	N/A	N/A
Busey Bank	$364,625	10.66%	$136,818	4.00%	$171,023	5.00%

On July 21, 2010, President Obama signed the Dodd-Frank Act into law, which required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital through the issuance of trust preferred securities.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules.  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than 1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change, when the Basel III Rules are fully implemented.

The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  First Busey and the Bank expect to make this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

Note 14.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Current	$4,830	$4,020	$1,926
Deferred	12,704	10,091	8,571

Total income tax expense	$17,534	$14,111	$10,497

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2014	2013	2012
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss

Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(2.6)%	(3.5)%	(4.5)%
State income taxes, net	5.7%	4.5%	3.5%
Income on bank owned life insurance	(1.0)%	(0.9)%	(1.8)%
Other, net	(2.2)%	(2.2)%	(0.3)%

	34.9%	32.9%	31.9%

Net deferred taxes at December 31, 2014 and 2013 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities:

	2014	2013
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$18,904	$19,416
Stock-based compensation	1,472	1,319
Loan adjustments	94	108
Deferred compensation	2,057	2,015
Accrued vacation	527	545
Employee costs	656	1,264
Other	2,498	1,780
	$26,208	$26,447

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(3,884)	$(3,119)
Other	(1,997)	(2,450)
Basis in premises and equipment	(2,012)	(2,590)
Mortgage servicing assets	(1,549)	(2,097)
Basis in core deposit and customer intangible assets	(2,669)	(3,908)
Deferred loan origination costs	(257)	(20)
	$(12,368)	$(14,184)
Net operating loss carryforward, net of valuation allowance	8,333	23,379
Net deferred tax assets	$22,173	$35,642

At December 31, 2014, the Company had Illinois net operating loss carryforwards of $8.3 million, or approximately $114.0 million pre-tax.  At December 31, 2013, the Company had federal and Illinois net operating loss carryforwards of $23.4 million, or approximately $33.0 million in federal pre-tax and $171.0 million in Illinois pre-tax.  These net operating loss carryforwards will expire in 2030.

At December 31, 2014, the Company also had Indiana and Florida net operating loss carryforwards of $1.0 million, which will begin to expire in 2030. Due to the uncertainty as to whether the Company will be able to realize the Indiana and Florida carryforwards, the Company has a full valuation allowance of $1.0 million related to these net operating loss carryforwards.  At December 31, 2013, the Company had Indiana and Florida net operating loss carryforwards of $1.5 million with a full valuation allowance.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2014 and 2013, although there is no guarantee that those assets will be recognizable in future periods.

Note 15.  Employee Benefit Plans

Employees’ Stock Ownership Plan

Prior to 2014, the First Busey Corporation Employees’ Stock Ownership Plan (“ESOP”) was available to all full-time employees who met certain age and length of service requirements.  Effective for 2014, the ESOP was frozen, all shares were fully vested and there will be no new contributions under the ESOP.  Dividends on allocated shares of common stock are distributed directly to the participants.  All shares held by the ESOP, which were acquired prior to the issuance of FASB ASC Topic 718-40, “Employee Stock Ownership Plans” (ASC 718-40), are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC 718-40 for shares purchased prior to December 31, 1992.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 479,755 worth $3.1 million and 543,471 worth $3.2 million at December 31, 2014 and 2013, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and associated fair values were 171,988 worth $1.1 million and 192,171 worth $1.1 million at December 31, 2014 and 2013, respectively.

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately. Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)

Employee benefits	$2,636	$2,975	$3,024
Interest on employee stock ownership plan debt	—	—	5

Total employer contributions	$2,636	$2,975	$3,029

The Company sponsors deferred compensation plans for executive officers for deferral of compensation. While current participants in the deferred compensation plan are permitted to continue participating in the plan, it is no longer open to new participants.  The deferred compensation expense reported was $0.3 million for the year ended December 31, 2014 and $0.2 million for the years ended December 31, 2013 and 2012. The deferred compensation liability was $5.1 million at December 31, 2014, $4.8 million at December 31, 2013, and $4.5 million at December 31, 2012.

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

As of December 31, 2014, the Company held 1,426,323 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an aggregate of two million shares of its common stock.  The repurchase plan has no expiration date and replaced the repurchase plan that was originally approved in 2008.

The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel. All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

Stock Option Plan

A summary of the status of the Company’s stock option awards for the years ended December 31, 2014, 2013, and 2012, and the changes during the years ended on those dates is as follows:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	696,379	$17.22	857,468	$17.01	1,017,922	$16.23
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(186,249)	19.67	(161,089)	16.10	(160,454)	12.07
Outstanding at end of year	510,130	$16.33	696,379	$17.22	857,468	$17.01

Exercisable at end of year	510,130	$16.33	696,379	$17.22	857,468	$17.01

The following table summarizes information about stock options outstanding at December 31, 2014:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value

$4.49-7.53	105,000	$6.01	5.00		105,000
17.12-19.55	405,130	19.00	0.86		405,130
	510,130	$16.33	1.71	$106	510,130	$106

The Company did not record any stock option compensation expense during 2014, 2013 or 2012.  As of December 31, 2014, the Company has no unrecognized stock option expense.

Restricted Stock Unit Plan

The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have a requisite service period ranging from one to five years. In addition, all recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

A summary of the changes in the Company’s RSUs for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	919,928	$4.97	736,412	$4.92	455,352	$4.98
Reclass to DSUs	(4,960)	5.04	—	—	—	—
Granted	304,277	5.84	351,452	5.02	266,258	4.83
Dividend equivalents earned	35,166	5.62	17,211	4.86	32,704	4.79
Vested	(26,432)	4.82	(156,795)	4.84	(9,925)	4.19
Forfeited	(44,109)	4.73	(28,352)	5.14	(7,977)	5.15
Outstanding at end of year	1,183,870	$5.22	919,928	$4.97	736,412	$4.92

The Company issued 18,618 and 111,012 treasury shares in conjunction with the vesting of RSUs in 2014 and 2013, respectively.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

On June 23, 2014, under the terms of the 2010 Equity Incentive Plan, the Company granted 304,277 RSUs to members of management.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $1.8 million.  This cost will be recognized over a period of two to five years.  Subsequent to each requisite service period, the awards will vest 100%.

A listing of RSUs granted in 2013 and 2012 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012.

Deferred Stock Unit Plan

The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the next annual shareholder’s meeting, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

A summary of the changes in the Company’s DSUs for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	29,054	$5.05	32,991	$4.77	22,771	$5.23
Reclass from RSUs	4,960	5.04	—	—	—	—
Granted	49,699	5.84	28,800	5.04	31,897	4.77
Dividend equivalents earned	4,042	5.63	1,636	5.03	2,252	4.76
Vested	(32,011)	5.10	(34,373)	4.77	(23,929)	5.21
Forfeited	—	—	—	—	—	—
Non-vested at end of year	55,745	$5.77	29,054	$5.05	32,991	$4.77
Outstanding at end of year	146,057	$5.34	87,356	$5.06	56,920	$4.96

On June 23, 2014, under the terms of the 2010 Equity Incentive Plan, the Company granted 36,000 DSUs to directors.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $0.2 million. This cost will be recognized over the requisite service period of one year from the date of grant or the next annual shareholders’ meeting; whichever is earlier. The Company also granted 13,699 DSUs to the Chairman of the board.  As the stock price on the grant date of June 23, 2014 was $5.84, total compensation cost to be recognized is $0.1 million. This cost will be recognized over the requisite service period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

A listing of DSUs granted in 2013 and 2012 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012.

The Company recognized $1.2 million, $1.1 million and $1.0 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $3.6 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.6 years.

Note 17.  Transactions with Directors and Executive Officers

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2014:

Balance at beginning of year	$30,105
Addition due to change in relationship	8,393
Deletion due to change in relationship	(40)
New loans/ advances	50,576
Repayments	(51,584)
Balance at end of year	$37,450

Total unused commitments to directors and executive officers were $22.6 million at December 31, 2014.

Note 18.  Commitments, Contingencies and Credit Risk

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

	December 31,
	2014	2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$561,439	$527,614
Standby letters of credit	20,466	10,155

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2014 and 2013, no amounts were recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease Commitments

At December 31, 2014, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $1.5 million, $1.6 million, and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2014 in thousands, are as follows:

2015	$941
2016	219
2017	111
2018	102
2019	70
$1,443

Note 19: Derivative Financial Instruments

Starting in the first quarter of 2014, the Company began entering into loan agreements that settled in non-U.S. dollar denominations.  The foreign loan balance, gross, translated into U.S. dollars as of December 31, 2014 was $1.8 million.

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

The notional amount and fair values of open foreign currency forward contracts were as follows:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Forward contracts — foreign exchange:
Notional amount	$1,781	$—
Other assets — estimated fair value	15	—

The amount of gains and losses relating to foreign currency forward contracts included in other income for the year ended December 31, 2014 was insignificant.

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

As of December 31, 2014, the Company had no other interest rate futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale, which netted to an insignificant amount.

Note 20 - Fair Value Measurements

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

There were no transfers between levels during the quarter or year ended December 31, 2014.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,606	$—	$50,606
Obligations of U.S. government corporations and agencies	—	167,010	—	167,010
Obligations of states and political subdivisions	—	220,161	—	220,161
Residential mortgage-backed securities	—	235,636	—	235,636
Corporate debt securities	—	79,307	—	79,307
Mutual funds and other equity securities	6,345	—	—	6,345
Derivative assets
Foreign currency forward contracts	—	15	—	15

December 31, 2013
Securities available for sale
U.S. Treasury securities	$—	$102,640	$—	$102,640
Obligations of U.S. government corporations and agencies	—	257,411	—	257,411
Obligations of states and political subdivisions	—	272,152	—	272,152
Residential mortgage-backed Securities	—	177,735	—	177,735
Corporate debt securities	—	25,506	—	25,506
Mutual funds and other equity securities	5,866	—	—	5,866

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2014
Impaired loans	$—	$—	$2,129	$2,129

December 31, 2013
Impaired loans	$—	$—	$5,491	$5,491
OREO	—	—	1,134	1,134

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
December 31, 2014
Impaired loans	$2,129	Appraisal of collateral	Appraisal adjustments	-7.7% to -100.0% (-54.3%)
December 31, 2013
Impaired loans	$5,491	Appraisal of collateral	Appraisal adjustments	-0.4% to -100.0% (-36.0%)
OREO	1,134	Appraisal of collateral	Appraisal adjustments	-6.6% to -100.0% (-47.9%)

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

Securities held to maturity

Fair value measurements for securities held to maturity are from an independent pricing service. The independent pricing service evaluations are based on market data.  Securities held to maturity are classified as level 2.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2014 and 2013, these items were insignificant.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$339,438	$339,438	$231,603	$231,603
Securities held to maturity	2,373	2,425	834	831
Loans held for sale	10,400	10,634	13,840	14,103
Accrued interest receivable	11,187	11,187	11,148	11,148
Level 3 inputs:
Loans, net	2,357,837	2,360,000	2,233,893	2,236,841

Financial liabilities:
Level 2 inputs:
Deposits	$2,900,848	$2,900,763	$2,869,138	$2,870,870
Securities sold under agreements to repurchase	198,893	198,893	172,348	172,348
Long-term debt	50,000	50,000	—	—
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	507	507	673	673

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

Note 21.  Reportable Segments and Related Information

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
As of December 31,

Busey Bank	$—	$—	$3,589,419	$3,456,555
FirsTech	8,992	8,992	28,540	27,253
Busey Wealth Management	11,694	11,694	31,196	28,548
All Other	—	—	16,452	27,219
Totals	$20,686	$20,686	$3,665,607	$3,539,575

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)

Interest Income:
Busey Bank	$107,766	$108,413	$116,608
FirsTech	52	51	62
Busey Wealth Management	287	242	251
All Other	(30)	(10)	(5)
Total interest income	$108,075	$108,696	$116,916

Interest Expense:
Busey Bank	$5,355	$7,448	$13,466
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	1,144	1,183	1,304
Total interest expense	$6,499	$8,631	$14,770

Other Income:
Busey Bank	$32,452	$36,774	$39,908
FirsTech	9,561	8,541	8,522
Busey Wealth Management	18,953	17,799	16,345
All Other	(2,025)	(531)	2,077
Total other income	$58,941	$62,583	$66,852

Net Income:
Busey Bank	$30,764	$25,416	$19,162
FirsTech	1,227	1,000	935
Busey Wealth Management	4,681	4,242	3,363
All Other	(3,898)	(1,932)	(1,103)
Total net income	$32,774	$28,726	$22,357

Note 22: Acquisitions

On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois and its wholly-owned bank subsidiary, Herget Bank.  Herget Bank operates three branches in Pekin, Illinois.  The acquisition of Herget Financial allows us to further increase our presence in the Pekin and greater Peoria market.  Additionally, Herget Financial holds a dominant deposit market position in its community and offers trust, estate and asset management services, as well as competitive commercial loan and mortgage offerings, all of which complement First Busey’s offerings. First Busey acquired 100% of Herget Financial’s outstanding common stock for aggregate cash consideration of $34.1 million.  Each share of Herget Financial common stock received $588.00 in cash.

First Busey will operate Herget Bank as a separate banking subsidiary from January 9, 2015 until it is merged with Busey Bank, which is expected to occur shortly after the filing of this Form 10-K.  At that time, Herget Bank’s banking offices will become branches of Busey Bank.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair value assessments are incomplete as of the filing date of this Form 10-K.  Fair values are subject to refinement for up to one year after the closing date of January 8, 2015.

During 2014, First Busey incurred $0.4 million of acquisition expenses related to this transaction, comprised primarily of legal, accounting, and system conversion costs.  As of December 31, 2014, Herget Financial and Herget Bank had total consolidated assets of $278.8 million, total investments of $113.0 million, total gross loans of $112.6 million and total deposits of $246.4 million.

Note 23.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2014	2013
	(dollars in thousands)
ASSETS

Cash and due from subsidiary banks	$84,537	$42,645
Securities available for sale	201	201
Investments in subsidiaries:
Bank	373,773	400,442
Non-bank	28,348	25,646
Premises and equipment, net	523	521
Other assets	8,684	9,450
Total assets	$496,066	$478,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures owed to unconsolidated
Trusts	$55,000	$55,000
Other liabilities	7,427	8,541
Total liabilities	62,427	63,541

Total stockholders’ equity	433,639	415,364
Total liabilities and stockholders’ equity	$496,066	$478,905

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$—	$—	$—
Non-bank	2,000	2,000	2,500
Interest and dividend income	20	46	49
Other income	3,475	4,669	6,231
Total operating income	5,495	6,715	8,780

Expense:
Salaries and employee benefits	6,778	5,139	4,718
Interest expense	1,183	1,220	1,351
Operating expense	2,563	2,163	2,469
Total expense	10,524	8,522	8,538

(Loss) income before income tax benefit and distributions less than net income of subsidiaries	(5,029)	(1,807)	242

Income tax benefit	3,131	1,875	1,155

(Loss) income before distributions less than net income of subsidiaries	(1,898)	68	1,397

Distributions less than net income of subsidiaries:
Bank	31,991	26,416	20,097
Non-bank	2,681	2,242	863

Net income	$32,774	$28,726	$22,357

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$32,774	$28,726	$22,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	112	100	98
Distributions less than net income of subsidiaries	(34,672)	(28,658)	(20,960)
Stock-based compensation	1,187	1,079	991
Fair value adjustment on employee stock ownership plan shares allocated	—	—	(322)
Changes in assets and liabilities:
Decrease (increase) in other assets	951	(62)	125
(Decrease) increase in other liabilities	(1,077)	381	1,435
Net cash (used in) provided by operating activities	(725)	1,566	3,724

Cash Flows from Investing Activities
Decrease in loans	—	68	95
Proceeds from sales of premises and equipment	—	226	—
Purchases of premises and equipment	(114)	(90)	(11)
Net cash (used in) provided by investing activities	(114)	204	84

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	60,000	50,000	—
Shares surrendered upon vesting of restricted stock units to cover tax obligations	(45)	(237)	—
Cash dividends paid	(17,224)	(14,040)	(24,427)
Net cash provided by (used in) financing activities	42,731	35,723	(24,427)

Net increase (decrease) in cash and due from subsidiary banks	41,892	37,493	(20,619)
Cash and due from subsidiary banks, beginning	42,645	5,152	25,771

Cash and due from subsidiary banks, ending	$84,537	$42,645	$5,152

Note 24.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2014
	December 31	September 30	June 30	March 31

Interest income	$27,657	$27,511	$26,656	$26,251
Interest expense	1,570	1,600	1,635	1,694
Net interest income	26,087	25,911	25,021	24,557
Provision for loan losses	—	—	1,000	1,000
Non-interest income	14,739	14,204	15,012	14,986
Non-interest expense	28,470	26,298	26,823	26,618
Income before income taxes	12,356	13,817	12,210	11,925
Income taxes	4,763	4,708	4,025	4,038
Net income	$7,593	$9,109	$8,185	$7,887
Preferred stock dividends	182	182	181	182
Net income available to common stockholders	$7,411	$8,927	$8,004	$7,705

Basic earnings per share	$0.08	$0.10	$0.09	$0.09
Diluted earnings per share	$0.08	$0.10	$0.09	$0.09

	2013
	December 31	September 30	June 30	March 31

Interest income	$26,885	$27,236	$27,460	$27,115
Interest expense	1,881	2,003	2,215	2,532
Net interest income	25,004	25,233	25,245	24,583
Provision for loan losses	1,500	2,000	2,000	2,000
Non-interest income	14,529	15,630	15,783	16,641
Non-interest expense	27,585	27,358	27,801	29,567
Income before income taxes	10,448	11,505	11,227	9,657
Income taxes	3,528	3,572	3,787	3,224
Net income	$6,920	$7,933	$7,440	$6,433
Preferred stock dividends	908	909	908	908
Net income available to common stockholders	$6,012	$7,024	$6,532	$5,525

Basic earnings per share	$0.07	$0.08	$0.08	$0.06
Diluted earnings per share	$0.07	$0.08	$0.08	$0.06