Form 10-Q
period 2015-03-31
FIRST BUSEY CORP /NV/
filed 2015-05-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock, $.001 par value	86,897,255

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2015 $340,005; 2014 $243,769)	$428,936	$339,438
Securities available for sale, at fair value	831,614	759,065
Securities held to maturity, at amortized cost	35,037	2,373
Loans held for sale	18,685	10,400
Loans (net of allowance for loan losses 2015 $47,652; 2014 $47,453)	2,418,514	2,357,837
Premises and equipment, net	64,996	63,974
Goodwill	25,510	20,686
Other intangible assets	9,856	6,687
Cash surrender value of bank owned life insurance	42,028	41,470
Deferred tax asset, net	20,446	22,173
Other assets	41,562	41,504
Total assets	$3,937,184	$3,665,607
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$718,738	$666,607
Interest-bearing	2,465,147	2,234,241
Total deposits	$3,183,885	$2,900,848

Securities sold under agreements to repurchase	183,675	198,893
Long-term debt	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	24,824	27,227
Total liabilities	$3,497,384	$3,231,968
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	593,609	593,687
Accumulated deficit	(207,213)	(210,384)
Accumulated other comprehensive income	8,233	5,817
Total stockholders’ equity before treasury stock	$467,381	$461,872

Common stock shares held in treasury at cost — 2015 1,390,690; 2014 1,426,323	(27,581)	(28,233)
Total stockholders’ equity	$439,800	$433,639
Total liabilities and stockholders’ equity	$3,937,184	$3,665,607

Common shares outstanding at period end	86,896,442	86,860,809

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$24,166	$22,533
Interest and dividends on investment securities:
Taxable interest income	3,272	2,880
Non-taxable interest income	825	838
Total interest income	$28,263	$26,251
Interest expense:
Deposits	$1,239	$1,362
Securities sold under agreements to repurchase	51	39
Long-term debt	10	—
Junior subordinated debt owed to unconsolidated trusts	293	293
Total interest expense	$1,593	$1,694
Net interest income	$26,670	$24,557
Provision for loan losses	500	1,000
Net interest income after provision for loan losses	$26,170	$23,557
Other income:
Trust fees	$5,697	$5,617
Commissions and brokers’ fees, net	784	671
Remittance processing	2,487	2,350
Service charges on deposit accounts	2,884	2,695
Other service charges and fees	1,584	1,488
Gain on sales of loans	1,426	981
Security gains, net	1	43
Other	1,102	1,141
Total other income	$15,965	$14,986
Other expense:
Salaries and wages	$14,506	$12,249
Employee benefits	2,343	2,893
Net occupancy expense of premises	2,245	2,243
Furniture and equipment expense	1,191	1,204
Data processing	3,549	2,812
Amortization of intangible assets	769	747
Regulatory expense	643	555
Other	5,301	3,915
Total other expense	$30,547	$26,618
Income before income taxes	$11,588	$11,925
Income taxes	3,827	4,038
Net income	$7,761	$7,887
Preferred stock dividends	182	182
Net income available to common stockholders	$7,579	$7,705
Basic earnings per common share	$0.09	$0.09
Diluted earnings per common share	$0.09	$0.09
Dividends declared per share of common stock	$0.05	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)

Net income	$7,761	$7,887
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net gains on securities:
Unrealized net holding gains arising during period	$4,031	$857
Reclassification adjustment for (gains) included in net income	(1)	(43)
Other comprehensive income, before tax	$4,030	$814
Income tax expense related to items of other comprehensive income	1,614	335
Other comprehensive income, net of tax	$2,416	$479
Comprehensive income	$10,177	$8,366

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	7,887	—	—	7,887
Other comprehensive income	—	—	—	—	479	—	479
Issuance of treasury stock for employee stock purchase plan	—	—	(104)	—	—	148	44
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(135)	—	—	125	(10)
Cash dividends common stock at $0.04 per share	—	—	—	(3,472)	—	—	(3,472)
Stock dividend equivalents restricted stock units at $0.04 per share	—	—	35	(35)	—	—	—
Stock-based employee compensation	—	—	224	—	—	—	224
Preferred stock dividends	—	—	—	(182)	—	—	(182)

Balance, March 31, 2014	$72,664	$88	$593,164	$(221,524)	$4,935	$(28,993)	$420,334

Balance, December 31, 2014	$72,664	$88	$593,687	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	7,761	—	—	7,761
Other comprehensive income	—	—	—	—	2,416	—	2,416
Issuance of treasury stock for employee stock purchase plan	—	—	(280)	—	—	428	148
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(206)	—	—	190	(16)
Issuance of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.05 per share	—	—	—	(4,342)	—	—	(4,342)
Stock dividend equivalents restricted stock units at $0.05 per share	—	—	67	(66)	—	—	1
Stock-based employee compensation	—	—	341	—	—	—	341
Preferred stock dividends	—	—	—	(182)	—	—	(182)

Balance, March 31, 2015	$72,664	$88	$593,609	$(207,213)	8,233	$(27,581)	$439,800

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$7,761	$7,887
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	341	224
Depreciation and amortization	2,163	2,141
Provision for loan losses	500	1,000
Provision for deferred income taxes	119	2,952
Amortization of security premiums and discounts, net	2,165	1,786
Accretion of premiums and discounts on loans, net	(262)	—
Net security gains	(1)	(43)
Gain on sales of loans, net	(1,426)	(981)
Net (gain) on disposition of premises and equipment	—	(2)
Premises and equipment impairment	670	—
Increase in cash surrender value of bank owned life insurance	(379)	(393)
Change in assets and liabilities:
Decrease (increase) in other assets	1,672	(292)
Decrease in other liabilities	(5,155)	(5,288)
Decrease in interest payable	(42)	(76)
Decrease in income taxes receivable	926	82
Net cash provided by operating activities before activities for loans originated for sale	$9,052	$8,997

Loans originated for sale	(73,687)	(42,055)
Proceeds from sales of loans	68,576	49,830
Net cash provided by operating activities	$3,941	$16,772

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	7,687	59,125
Proceeds from maturities of securities classified available for sale	56,105	54,582
Proceeds from maturities of securities classified held to maturity	4	—
Purchase of securities classified available for sale	(55,383)	(126,159)
Purchase of securities classified held to maturity	—	(1,026)
Net decrease in loans	44,285	54,417
Proceeds from disposition of premises and equipment	9	2
Proceeds from sale of other real estate owned (“OREO”) properties	425	575
Purchases of premises and equipment	(1,062)	(596)
Net cash received in acquisitions	12,114	—
Net cash provided by investing activities	$64,184	$40,920

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(18,642)	$(22,871)
Net increase in demand, money market and savings deposits	59,778	80,906
Cash dividends paid	(4,523)	(3,654)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(22)	(12)
Net decrease in securities sold under agreements to repurchase	(15,218)	(55,110)
Net cash provided by (used in) financing activities	$21,373	$(741)
Net increase in cash and due from banks	$89,498	$56,951
Cash and due from banks, beginning	$339,438	$231,603
Cash and due from banks, ending	$428,936	$288,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$1,635	$1,770
Income taxes	$3,130	$1,100

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$192	$316

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying Consolidated Balance Sheets as of December 31, 2014, which have been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2015 through the issuance date of these consolidated financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Acquisitions

On January 8, 2015, First Busey acquired Herget Financial Corp. (“Herget Financial”), headquartered in Pekin, Illinois and its wholly-owned bank subsidiary, Herget Bank, National Association (“Herget Bank”).  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with Busey Bank.  At that time, Herget Bank’s three branches in Pekin, Illinois became branches of Busey Bank.   The operating results of Herget Financial are included with the Company’s results of operations since the date of acquisition.

The acquisition of Herget Financial allowed First Busey to further increase its presence in the Pekin and greater Peoria market.  Additionally, Herget Financial held a dominant deposit market position in its community and offered trust, estate and asset management services, as well as competitive commercial loan and mortgage offerings, all of which complement First Busey’s offerings. First Busey acquired 100% of Herget Financial’s outstanding common stock for aggregate cash consideration of $34.1 million which was funded through internal sources.  Each shareholder of Herget Financial common stock received $588.00 per share in cash.

During the first quarter of 2015, expenses related to the acquisition of Herget Financial totaled $1.0 million.  Additionally, during 2014, First Busey incurred $0.4 million of acquisition expenses related to this transaction.  The expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of other expense in the accompanying unaudited consolidated interim financial statements.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of January 8, 2015 as additional information regarding the closing date fair values becomes available.

The following table provides a preliminary assessment of the assets purchased and liabilities assumed (dollars in thousands):

Cash and due from banks	$46,214
Securities	111,760
Loans held for sale	1,933
Loans	105,207
Premises and equipment	2,034
Goodwill	4,824
Other intangible assets	3,937
Other assets	2,931
Deposits	241,901
Other liabilities	2,839

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit impaired at acquisition were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs and were subsequently considered as part of the Company’s determination for the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans, loans with evidence of credit quality deterioration, were accounted for under FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The fair value of the acquired performing loans totaled $103.7 million and the fair value of the PCI loans totaled $1.5 million.  The other intangible assets acquired in this transaction will be amortized using an accelerated method over 10 years.

Note 3:  Recent Accounting Pronouncements

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

Note 4:  Securities

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

The amortized cost, unrealized gains and losses and fair values of securities classified as available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$65,182	$748	$—	$65,930
Obligations of U.S. government corporations and agencies	156,404	994	(13)	157,385
Obligations of states and political subdivisions	206,112	3,194	(225)	209,081
Residential mortgage-backed securities	274,279	6,648	(26)	280,901
Corporate debt securities	109,788	1,136	(22)	110,902
Total debt securities	811,765	12,720	(286)	824,199
Mutual funds and other equity securities	6,118	1,297	—	7,415
Total	$817,883	$14,017	$(286)	$831,614

Held to maturity
Obligations of states and political subdivisions	$34,027	$320	$(26)	$34,321
Commercial mortgage-backed securities	1,010	56	—	1,066
Total	$35,037	$376	$(26)	$35,387

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$50,280	$328	$(2)	$50,606
Obligations of U.S. government corporations and agencies	166,207	981	(178)	167,010
Obligations of states and political subdivisions	218,250	2,672	(761)	220,161
Residential mortgage-backed securities	230,596	5,062	(22)	235,636
Corporate debt securities	79,087	296	(76)	79,307
Total debt securities	744,420	9,339	(1,039)	752,720
Mutual funds and other equity securities	4,944	1,401	—	6,345
Total	$749,364	$10,740	$(1,039)	$759,065

Held to maturity
Obligations of states and political subdivisions	$1,359	$15	$(3)	$1,371
Commercial mortgage-backed securities	1,014	40	—	1,054
Total	$2,373	$55	$(3)	$2,425

The amortized cost and fair value of debt securities available for sale and held to maturity as of March 31, 2015, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$121,390	$121,890	$1,075	$1,077
Due after one year through five years	371,768	375,370	6,249	6,286
Due after five years through ten years	134,541	138,857	19,337	19,585
Due after ten years	184,066	188,082	8,376	8,439
Total	$811,765	$824,199	$35,037	$35,387

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Gross security gains	$1	$57
Gross security (losses)	—	(14)
Net security gains	$1	$43

The tax provision for the net realized gains and losses was insignificant for the three months ended March 31, 2015 and 2014.

Investment securities with carrying amounts of $556.6 million and $536.2 million on March 31, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$10,142	$(13)	$10,142	$(13)
Obligations of states and political subdivisions	11,118	(45)	20,238	(180)	31,356	(225)
Residential mortgage-backed securities	9,484	(26)	—	—	9,484	(26)
Corporate debt securities	8,212	(22)	—	—	8,212	(22)
Total temporarily impaired securities	$28,814	$(93)	$30,380	$(193)	$59,194	$(286)

Held to maturity
Obligations of states and political subdivisions	$1,952	$(26)	$—	$—	$1,952	$(26)
Total temporarily impaired securities	$1,952	$(26)	$—	$—	$1,952	$(26)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$—	$—	$366	$(2)	$366	$(2)
Obligations of U.S. government corporations and agencies	—	—	25,118	(178)	25,118	(178)
Obligations of states and political subdivisions	40,385	(140)	40,201	(621)	80,586	(761)
Residential mortgage-backed securities	10,630	(22)	—	—	10,630	(22)
Corporate debt securities	16,400	(72)	213	(4)	16,613	(76)
Total temporarily impaired securities	$67,415	$(234)	$65,898	$(805)	$133,313	$(1,039)

Held to maturity
Obligations of states and political subdivisions	$534	$(3)	$—	$—	$534	$(3)
Total temporarily impaired securities	$534	$(3)	$—	$—	$534	$(3)

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

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2015 was 91, and represented a loss of 0.5% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

The Company had available for sale obligations of state and political subdivisions with a fair value of $209.1 million and $220.2 million as of March 31, 2015 and December 31, 2014, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $34.3 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $204.0 million of general obligation bonds and $39.4 million of revenue bonds issued by 295 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 30 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 17 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

				Average Exposure
March 31, 2015:	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	84	$65,460	$66,809	$795
Wisconsin	37	30,840	31,180	843
Michigan	41	33,041	33,570	819
Pennsylvania	11	13,149	13,226	1,202
Ohio	10	11,038	11,084	1,108
Texas	18	12,299	12,376	688
Iowa	3	6,113	6,191	2,063
Other	51	28,942	29,609	581
Total general obligations bonds	255	$200,882	$204,045	$800

				Average Exposure
December 31, 2014:	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	63	$59,979	$61,058	$969
Wisconsin	39	36,165	36,365	932
Michigan	33	30,400	30,739	931
Pennsylvania	10	12,756	12,761	1,276
Ohio	8	9,954	9,922	1,240
Texas	7	7,364	7,313	1,045
Iowa	3	6,116	6,142	2,047
Other	24	18,862	19,370	807
Total general obligations bonds	187	$181,596	$183,670	$982

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at March 31, 2015 and December 31, 2014.  Accordingly, as of March 31, 2015 and December 31, 2014, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.1% had been rated by at least one nationally recognized statistical rating organization and 1.9% were unrated, based on the fair value as of March 31, 2015.  Of the general obligation bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2014.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

				Average Exposure
March 31, 2015:	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	6	$7,708	$7,710	$1,285
Indiana	11	12,616	12,666	1,151
Other	23	18,933	18,981	825
Total revenue bonds	40	$39,257	$39,357	$984

				Average Exposure
December 31, 2014:	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$6,772	$6,708	$1,677
Indiana	8	12,520	12,469	1,559
Other	21	18,721	18,685	890
Total revenue bonds	33	$38,013	$37,862	$1,147

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of March 31, 2015 and December 31, 2014.  Accordingly, as of March 31, 2015 and December 31, 2014, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of March 31, 2015 and December 31, 2014.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

As of March 31, 2015, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 5:  Loans

Geographic distributions of loans were as follows:

	March 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$544,059	$13,378	$29,267	$586,704
Commercial real estate	848,166	166,012	123,239	1,137,417
Real estate construction	48,496	14,025	28,541	91,062
Retail real estate	531,642	109,305	11,948	652,895
Retail other	16,192	581	—	16,773
Total	$1,988,555	$303,301	$192,995	$2,484,851

Less held for sale(1)				18,685
				$2,466,166
Less allowance for loan losses				47,652
Net loans				$2,418,514

(1)Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290

Less allowance for loan losses				47,453

Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million as of March 31, 2015 and $0.6 million as of December 31, 2014.  Gross loans increased to $2.48 billion at March 31, 2015 from $2.41 billion at December 31, 2014 as a result of seasonal changes in the legacy loan portfolio offset by the addition of loans obtained as part of the Herget Financial acquisition.

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of its lending offices.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.32 billion at March 31, 2015 compared to $2.28 billion at December 31, 2014.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $140.0 million at March 31, 2015, compared to $124.0 million at December 31, 2014.  The March 31, 2015 totals reflect the post-combination results of acquiring Herget Financial.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, loan accretion, non-posted and clearings) and geography:

	March 31, 2015
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.89	$532,050	$25,763	$10,603	$4,171	$995
Commercial real estate	5.69	862,408	58,604	26,956	21,582	3,370
Real estate construction	6.32	60,610	4,117	10,858	1,148	381
Retail real estate	3.81	497,348	12,772	9,124	3,001	2,295
Retail other	4.77	14,942	23	587	—	458
Total Illinois/Indiana		$1,967,358	$101,279	$58,128	$29,902	$7,499

Florida
Commercial	5.11	$11,638	$135	$73	$582	$950
Commercial real estate	6.14	117,557	18,560	14,001	15,357	537
Real estate construction	6.27	12,577	—	605	828	15
Retail real estate	4.04	84,240	11,486	9,295	1,021	1,201
Retail other	3.06	574	—	7	—	—
Total Florida		$226,586	$30,181	$23,981	$17,788	$2,703
Total		$2,193,944	$131,460	$82,109	$47,690	$10,202

	December 31, 2014
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.80	$542,796	$27,032	$8,549	$5,498	$1,146
Commercial real estate	5.67	819,708	64,975	25,719	19,821	2,685
Real estate construction	5.91	71,074	5,332	11,448	1,204	46
Retail real estate	3.46	453,560	10,478	4,569	3,179	1,414
Retail other	3.21	9,632	26	24	—	8
Total Illinois/Indiana		$1,896,770	$107,843	$50,309	$29,702	$5,299

Florida
Commercial	5.40	$13,455	$105	$78	$1,459	$1,642
Commercial real estate	6.00	123,807	25,520	6,002	15,404	510
Real estate construction	6.21	16,475	—	615	842	18
Retail real estate	4.09	82,185	11,686	9,601	1,031	1,531
Retail other	2.94	562	—	—	—	—
Total Florida		$236,484	$37,311	$16,296	$18,736	$3,701
Total		$2,133,254	$145,154	$66,605	$48,438	$9,000

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2015
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial $	1,471	$406	$140	$995
Commercial real estate	183	120	—	3,370
Real estate construction	67	—	—	381
Retail real estate	1,186	138	49	2,295
Retail other	15	17	—	458
Total Illinois/Indiana	$2,922	$681	$189	$7,499

Florida
Commercial	$—	$—	$—	$950
Commercial real estate	—	—	—	537
Real estate construction	—	—	—	15
Retail real estate	—	113	—	1,201
Retail other	—	—	—	—
Total Florida	$—	$113	$—	$2,703
Total	$2,922	$794	$189	$10,202

	December 31, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$15	$105	$—	$1,146
Commercial real estate	1,068	—	10	2,685
Real estate construction	—	—	—	46
Retail real estate	488	128	—	1,414
Retail other	15	—	—	8
Total Illinois/Indiana	$1,586	$233	$10	$5,299

Florida
Commercial	$—	$—	$—	$1,642
Commercial real estate	—	—	—	510
Real estate construction	—	—	—	18
Retail real estate	—	—	—	1,531
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,701
Total	$1,586	$233	$10	$9,000

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

Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  PCI loans are considered impaired.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.

The gross interest income that would have been recorded in the three months ended March 31, 2015 if impaired loans had been current in accordance with their original terms was $0.1 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2015.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$9,697	$11,866
30 – 89 days past due	155	—
Included in non-performing loans	1,519	1,126
Total	$11,371	$12,992

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

Performing loans classified as TDRs during the three months ended March 31, 2015 included two retail real estate modifications in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.1 million and two retail real estate modifications in Florida for short-term principal payment relief, with a recorded investment of $0.3 million.

One performing loan classified as a TDR during the three months ended March 31, 2014 was insignificant.

The gross interest income that would have been recorded in the three months ended March 31, 2015 and 2014 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2015 consisted of one Florida commercial modification totaling $1.0 million.

There were no TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults during the three months ended March 31, 2014.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	March 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,874	$1,410	$637	$2,047	$546	$2,430
Commercial real estate	5,460	2,510	2,122	4,632	1,297	4,917
Real estate construction	636	340	41	381	41	1,573
Retail real estate	4,017	3,419	25	3,444	25	2,694
Retail other	525	458	—	458	—	93
Total Illinois/Indiana	$13,512	$8,137	$2,825	$10,962	$1,909	$11,707

Florida
Commercial	$2,050	$950	$—	$950	$—	$520
Commercial real estate	5,753	4,406	1,261	5,667	357	5,112
Real estate construction	606	537	—	537	—	509
Retail real estate	10,214	9,767	—	9,767	—	9,577
Retail other	7	—	7	7	7	6
Total Florida	$18,630	$15,660	$1,268	$16,928	$364	$15,724
Total	$32,142	$23,797	$4,093	$27,890	$2,273	$27,431

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,944	$1,376	$741	$2,117	$595	$2,479
Commercial real estate	4,007	1,140	2,854	3,994	1,975	5,473
Real estate construction	46	—	46	46	46	2,269
Retail real estate	2,794	2,403	25	2,428	25	3,061
Retail other	8	8	—	8	—	2
Total Illinois/Indiana	$9,799	$4,927	$3,666	$8,593	$2,641	$13,284

Florida
Commercial	$2,742	$1,642	$—	$1,642	$—	$330
Commercial real estate	5,775	4,414	1,274	5,688	370	5,032
Real estate construction	620	551	—	551	—	485
Retail real estate	11,181	9,755	350	10,105	150	9,532
Retail other	7	—	7	7	7	5
Total Florida	$20,325	$16,362	$1,631	$17,993	$527	$15,384
Total	$30,124	$21,289	$5,297	$26,586	$3,168	$28,668

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at March 31, 2015 and December 31, 2014.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of March 31, 2015 and December 31, 2014, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of March 31, 2015, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of March 31, 2015 and December 31, 2014, based upon a review of the differences between the rolling 12- and 20-quarter historical loss averages by region.  As of March 31, 2015, the Company believed this minimum additional amount remained adequate.

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

During the first quarter of 2015, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Management & Staff, Nature and Volume of Loan Portfolio, and Net Charge-Off Trend.  The adjustment of these factors increased our allowance requirements by $3.3 million at March 31, 2015 compared to the method used for December 31, 2014.  Adjustments to increase these qualitative factors were made to recognize perceived changing degrees of risk or changing processes, offset decreasing quantitative factors and reflect management’s evaluation of risk.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942
Provision for loan loss	(198)	564	(831)	1,648	(10)	1,173
Charged-off	(1)	(708)	—	(239)	(7)	(955)
Recoveries	47	35	158	170	8	418
Ending Balance	$8,717	$16,325	$1,917	$12,324	$295	$39,578

Florida
Beginning balance	$1,172	$4,205	$205	$2,917	$12	$8,511
Provision for loan loss	(396)	(226)	(26)	(8)	(17)	(673)
Charged-off	—	—	—	(77)	—	(77)
Recoveries	35	209	—	51	18	313
Ending Balance	$811	$4,188	$179	$2,883	$13	$8,074

	As of and for the Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	69	(617)	(553)	3,545	42	2,486
Charged-off	(674)	(284)	—	(1,275)	(101)	(2,334)
Recoveries	70	20	474	60	56	680
Ending Balance	$7,917	$15,498	$2,461	$9,192	$213	$35,281

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	256	(275)	(952)	(509)	(6)	(1,486)
Charged-off	(20)	—	—	(20)	—	(40)
Recoveries	129	271	17	130	6	553
Ending Balance	$2,291	$5,729	$233	$3,888	$4	$12,145

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of March 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$546	$1,297	$41	$25	$—	$1,909
Loans collectively evaluated for impairment	8,171	15,028	1,876	12,299	295	37,669
Ending Balance	$8,717	$16,325	$1,917	$12,324	$295	$39,578

Loans:
Loans individually evaluated for impairment	$2,047	$4,053	$41	$3,087	$289	$9,517
Loans collectively evaluated for impairment	571,279	966,773	76,656	523,523	15,734	2,153,965
PCI loans evaluated for impairment	—	579	340	357	169	1,445
Ending Balance	$573,326	$971,405	$77,037	$526,967	$16,192	$2,164,927
Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$357	$—	$—	$7	$364
Loans collectively evaluated for impairment	811	3,831	179	2,883	6	7,710
Ending Balance	$811	$4,188	$179	$2,883	$13	$8,074

Loans:
Loans individually evaluated for impairment	$950	$5,667	$537	$9,767	$7	$16,928
Loans collectively evaluated for impairment	12,428	160,345	13,488	97,476	574	284,311
Ending Balance	$13,378	$166,012	$14,025	$107,243	$581	$301,239

	As of December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$595	$1,975	$46	$25	$—	$2,641
Loans collectively evaluated for impairment	8,274	14,459	2,544	10,720	304	36,301
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Loans:
Loans individually evaluated for impairment	$2,117	$3,994	$46	$2,428	$8	$8,593
Loans collectively evaluated for impairment	582,904	928,914	89,058	473,611	9,682	2,084,169
Ending Balance	$585,021	$932,908	$89,104	$476,039	$9,690	$2,092,762
Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$370	$—	$150	$7	$527
Loans collectively evaluated for impairment	1,172	3,835	205	2,767	5	7,984
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

Loans:
Loans individually evaluated for impairment	$1,642	$5,688	$551	$10,105	$7	$17,993
Loans collectively evaluated for impairment	15,097	165,555	17,399	95,929	555	294,535
Ending Balance	$16,739	$171,243	$17,950	$106,034	$562	$312,528

Note 6: Foreclosed Real Estate

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.   At March 31, 2015, the Company held $0.1 million in commercial OREO, $0.2 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2014, the Company held $0.2 million of other repossessed assets.  The following table summarizes activity related to OREO:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(dollars in thousands)
OREO:
Beginning balance	$216	$2,133
Additions, transfers from loans	192	660
Additions, fair value from Herget Financial acquisition	284	—
Proceeds from sales of OREO	(425)	(2,739)
Gain on sales of OREO	48	162
Valuation allowance for OREO	—	—
Ending balance	$315	$216

At March 31, 2015 the Company had $0.7 million of residential real estate in the process of foreclosure.

Note 7: Securities Sold Under Agreements to Repurchase

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

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Balance at end of period	$183,675	$198,893
Weighted average interest rate at end of period	0.09%	0.14%
Maximum outstanding at any month end in year-to-date period	$191,531	$198,893
Average daily balance for the year-to-date period	$186,663	$148,452
Weighted average interest rate during period (1)	0.11%	0.12%

(1)The weighted average interest rate is computed by dividing total interest for the year-to-date period by the average daily balance outstanding.

Note 8:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Net income available to common stockholders	$7,579	$7,705
Shares:
Weighted average common shares outstanding	86,957	86,866

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	551	365

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,508	87,231

Basic earnings per common share	$0.09	$0.09

Diluted earnings per common share	$0.09	$0.09

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At March 31, 2015, 261,306 outstanding options and 573,833 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At March 31, 2014, 482,430 outstanding options and 573,833 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 9:  Stock-based Compensation

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of March 31, 2015, the Company held 1,390,690 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an aggregate of two million shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.

A description of the 2010 Equity Incentive Plan can be found in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel.  All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

A summary of the status of and changes in the Company’s stock option awards for the three months ended March 31, 2015 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	510,130	$16.33
Granted	—	—
Exercised	—	—
Expired	143,824	19.09
Outstanding at end of period	366,306	$15.24	2.09
Exercisable at end of period	366,306	$15.24	2.09

The Company did not record any stock option compensation expense for the three months ended March 31, 2015 or 2014.

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2015, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	1,183,870	55,745	1,239,615	$5.25
Granted	—	—	—	—
Dividend Equivalents Earned	9,610	1,185	10,795	6.16
Vested	(13,870)	(733)	(14,603)	5.09
Forfeited	—	—	—	—
Non-vested at end of period	1,179,610	56,197	1,235,807	$5.26
Outstanding at end of period	1,179,610	147,243	1,326,853	$5.25

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company recognized $0.3 million and $0.2 million of compensation expense related to non-vested stock units for the three months ended March 31, 2015 and 2014.  As of March 31, 2015, there was $3.2 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.4 years.

Note 10:  Income Taxes

At March 31, 2015, the Company was under examination by the Illinois Department of Revenue for the Company’s 2011 and 2012 income tax filings.

Note 11:  Outstanding Commitments and Contingent Liabilities

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

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$592,716	$561,439
Standby letters of credit	21,046	20,466

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2015 and December 31, 2014, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12:  Capital

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of March 31, 2015, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
As of March 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$490,842	17.64%	$222,584	8.00%	$278,229	10.00%
Busey Bank	$425,831	15.44%	$220,679	8.00%	$275,849	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$455,320	16.36%	$166,938	6.00%	$222,584	8.00%
Busey Bank	$390,604	14.16%	$165,509	6.00%	$220,679	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$327,656	11.78%	$125,204	4.50%	$180,849	6.50%
Busey Bank	$390,604	14.16%	$124,132	4.50%	$179,302	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$455,320	11.80%	$154,330	4.00%	N/A	N/A
Busey Bank	$390,604	10.25%	$152,459	4.00%	$190,573	5.00%

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law, which required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital were restricted to capital instruments that at the time of signing were considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets. As the Company has assets of less than $15.0 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital through the issuance of trust preferred securities in the future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that generally qualified as Tier 1 Capital no longer qualify, or their qualifications changed, as the Basel III Rules are fully implemented.

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and the Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new Basel III Rules, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  As of March 31, 2015, the Company and the Bank were in compliance with the current phase Basel III Rules and management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

Note 13:  Reportable Segments and Related Information

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

The Company’s three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. The other category consists of the Parent Company and the elimination of intercompany transactions.

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Following is a summary of selected financial information for the Company’s business segments (dollars in thousands):

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Goodwill & Total Assets:
Busey Bank	$4,824	$—	$3,859,021	$3,589,419
FirsTech	8,992	8,992	28,847	28,540
Busey Wealth Management	11,694	11,694	31,067	31,196
Other	—	—	18,249	16,452
Total	$25,510	$20,686	$3,937,184	$3,665,607

	Three Months Ended March 31,
	2015	2014
Interest income:
Busey Bank	$28,189	$26,181
FirsTech	13	12
Busey Wealth Management	71	64
Other	(10)	(6)
Total interest income	$28,263	$26,251

Interest expense:
Busey Bank	$1,310	$1,410
FirsTech	—	—
Busey Wealth Management	—	—
Other	283	284
Total interest expense	$1,593	$1,694

Other income:
Busey Bank	$8,969	$8,227
FirsTech	2,532	2,387
Busey Wealth Management	4,679	4,541
Other	(215)	(169)
Total other income	$15,965	$14,986

Other expense:
Busey Bank	$24,300	$21,044
FirsTech	1,946	1,872
Busey Wealth Management	3,135	2,903
Other	1,166	799
Total other expense	$30,547	$26,618

Income before income taxes
Busey Bank	$11,048	$10,954
FirsTech	599	528
Busey Wealth Management	1,615	1,702
Other	(1,674)	(1,259)
Total income before income taxes	$11,588	$11,925

Net income:
Busey Bank	$7,278	$7,279
FirsTech	358	309
Busey Wealth Management	963	1,002
Other	(838)	(703)
Total net income	$7,761	$7,887

Note 14: Fair Value Measurements

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

There were no transfers between levels during the quarter ended March 31, 2015.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2015	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$—	$65,930	$—	$65,930
Obligations of U.S. government corporations and agencies	—	157,385	—	157,385
Obligations of states and political subdivisions	—	209,081	—	209,081
Residential mortgage-backed securities	—	280,901	—	280,901
Corporate debt securities	—	110,902	—	110,902
Mutual funds and other equity securities	7,415	—	—	7,415
Derivative assets
Foreign currency forward contracts	—	18	—	18

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2014	(dollars in thousands)
Securities available for sale
U.S. Treasury securities	$—	$50,606	$—	$50,606
Obligations of U.S. government corporations and agencies	—	167,010	—	167,010
Obligations of states and political subdivisions	—	220,161	—	220,161
Residential mortgage-backed securities	—	235,636	—	235,636
Corporate debt securities	—	79,307	—	79,307
Mutual funds and other equity securities	6,345	—	—	6,345
Derivative assets
Foreign currency forward contracts	—	15	—	15

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2015
Impaired loans	$—	$—	$1,820	$1,820
OREO	—	—	208	208

December 31, 2014
Impaired loans	$—	$—	$2,129	$2,129

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)

March 31, 2015
Impaired loans	$1,820	Appraisal of collateral	Appraisal adjustments	-6.9% to -100.0% (-51.1%)
OREO	208	Appraisal of collateral	Appraisal adjustments	-32.7% to -100.0% (-84.7%)
December 31, 2014

Impaired loans	$2,129	Appraisal of collateral	Appraisal adjustments	-7.7% to -100.0% (-54.3%)

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$428,936	$428,936	$339,438	$339,438
Securities held to maturity	35,037	35,387	2,373	2,425
Loans held for sale	18,685	19,039	10,400	10,634
Accrued interest receivable	12,491	12,491	11,187	11,187
Level 3 inputs:
Loans, net	2,418,514	2,440,340	2,357,837	2,360,000

Financial liabilities:
Level 2 inputs:
Deposits	$3,183,885	$3,184,855	$2,900,848	$2,900,763
Securities sold under agreements to repurchase	183,675	183,675	198,893	198,893
Long-term debt	50,000	50,000	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	499	499	507	507

The fair value of loans, net reflects general changes in the interest rate curve used to calculate fair values based on cash flows.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at March 31, 2015 (unaudited), as compared with December 31, 2014 and March 31, 2014 (unaudited), and the results of operations for the three months ended March 31, 2015 and 2014 (unaudited), and the three months ended December 31, 2014 (unaudited).  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

Operating Results

First Busey’s net income for the first quarter of 2015 was $7.8 million and net income available to common stockholders was $7.6 million, or $0.09 per fully diluted common share.  The Company reported net income of $7.9 million and net income available to common stockholders of $7.7 million, or $0.09 per fully-diluted common share, for the first quarter of 2014 and net income of $7.6 million and net income available to common stockholders of $7.4, or $0.08 per fully-diluted common share for the fourth quarter of 2014.  Net income was influenced by acquisition and other non-recurring costs during the first quarter of 2015.

On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  The Company incurred $1.0 million of one-time expenses in the first quarter of 2015 related to this acquisition, including $0.7 million of system conversion costs and $0.3 million of other costs, consisting primarily of restructuring, legal, consulting, regulatory and marketing costs.  In the fourth quarter of 2014, the Company recorded $0.4 million of other costs relating to this acquisition. The Herget Financial transaction added loans with a fair value of $107.1 million and deposits with a fair value of $241.9 million as of the acquisition date.

The Company further undertook additional initiatives to refine its branch network and restructure various internal teams to improve efficiency going forward.  These initiatives resulted in $0.7 million of premises and equipment impairments and $0.3 million in other corporate restructuring costs, all of which were one-time, non-recurring items.  In recent years, the Company has experienced rapid adoption by its customers of online and mobile banking channels, providing opportunities to reduce its traditional branch network.  Digital channels are currently accessed by more than 70% of customers with over 30% using mobile devices and over 20% enrolled in mobile deposit programs.  As more than half of our customers are successfully meeting their transactional banking needs without the necessity to enter bank branches, the Company continues to widen digital options to support emerging customer preferences.

Busey Wealth Management’s net income was $1.0 million for the first quarter of 2015, compared to $1.1 million for the fourth quarter of 2014 and $1.0 million for the first quarter of 2014.  Assets under care increased to $5.3 billion as of March 31, 2015, compared to $5.2 billion and December 31, 2014 and $5.0 billion at March 31, 2014.  FirsTech’s net income of $0.4 million for the first quarter of 2015 increased from $0.3 million in the fourth and first quarters of 2014, primarily due to growth in electronic processing revenues, including online and mobile services.   Revenues from trust fees, commissions and brokers’ fees and remittance processing activities - which are primarily generated through Busey Wealth Management and FirsTech - represented 56.2% of the Company’s non-interest income for the quarter ended March 31, 2015, providing a balance to revenue from traditional banking activities.  Trust fees and commissions and brokers’ fees increased to $6.5 million for the first quarter of 2015 due to seasonal farm management fees, compared to $5.4 million for the fourth quarter of 2014 and $6.3 million for the first quarter of 2014.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality continues to be evident by strong performance across a range of credit indicators.  The March 31, 2015 asset metrics reflected the post-combination results of acquiring Herget Financial.  Gross loans increased to $2.48 billion at March 31, 2015 from $2.41 billion at December 31, 2014 and $2.23 billion at March 31, 2014 as a result of seasonal changes in the legacy loan portfolio offset by the addition of loans obtained as part of the Herget Financial acquisition.  As of March 31, 2015, the Company reported non-performing loans of $10.4 million compared to $9.0 million as of December 31, 2014 and $14.3 million as of March 31, 2014.  The Company recorded net charge-offs of $0.3 million for the first quarter of 2015 compared to net recovery of $0.4 million for fourth quarter of 2014 and net charge-offs of $1.1 million for the first quarter of 2014.  The provision for loan loss increased to $0.5 million in the first quarter of 2015, from zero in the fourth quarter of 2014, but decreased from $1.0 million in the first quarter of 2014.

With a continued commitment to the quality of assets and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
ASSET QUALITY	2015	2014	2014

Gross loans(1)	$2,484,851	$2,415,690	$2,232,632
Commercial loans(2)	1,815,183	1,812,965	1,683,557
Allowance for loan losses	47,652	47,453	47,426
Non-performing loans
Non-accrual loans	10,202	9,000	14,340
Loans 90+ days past due	189	10	—
Non-performing loans, segregated by geography
Illinois/ Indiana	7,688	5,309	11,175
Florida	2,703	3,701	3,165
Loans 30-89 days past due	3,716	1,819	4,005
Other non-performing assets	315	216	1,937
Non-performing assets to total loans and non-performing assets	0.4%	0.4%	0.7%
Allowance as a percentage of non-performing loans	458.6%	526.7%	330.7%
Allowance for loan losses to loans	1.9%	2.0%	2.1%

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

The State of Illinois, where the largest portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, continued budget deficits and a declining credit outlook.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  A temporary income tax increase passed in 2011 began phasing out in 2015, which may affect the State’s revenue.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

The Company has one banking center in the Indianapolis, Indiana area which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is the host to numerous conventions and sporting events annually.

The Company has seven banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and home sales over the last few years.  In addition, median sales prices of homes in Florida continue to be on the rise.  Although we have seen recent improvement in certain economic indicators, we don’t believe that southwest Florida has yet returned to its peak economic strength.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

							Change in income/
	2015			2014			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$298,837	$192	0.26%	$187,256	$121	0.26%	$72	$(1)	$71
Investment securities
U.S. Government obligations	227,283	656	1.17%	333,720	1,054	1.28%	(313)	(85)	(398)
Obligations of states and political subdivisions(1)	246,982	1,660	2.73%	261,628	1,715	2.66%	(98)	43	(55)
Other securities	387,669	2,033	2.13%	226,862	1,279	2.29%	849	(95)	754
Loans(1) (2)	2,486,569	24,260	3.96%	2,235,314	22,596	4.10%	2,472	(808)	1,664
Total interest-earning assets(1)	$3,647,340	$28,801	3.20%	$3,244,780	$26,765	3.35%	$2,982	$(946)	$2,036

Cash and due from banks	93,493			96,102
Premises and equipment	65,855			65,754
Allowance for loan losses	(48,149)			(48,005)
Other assets	142,659			149,080

Total Assets	$3,901,198			$3,507,711

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$101,288	$33	0.13%	$47,935	$6	0.05%	$11	$16	$27
Savings deposits	238,436	10	0.02%	213,693	10	0.02%	1	(1)	—
Money market deposits	1,568,613	471	0.12%	1,477,024	420	0.12%	27	24	51
Time deposits	533,267	725	0.55%	569,487	926	0.66%	(56)	(145)	(201)
Short-term borrowings:
Repurchase agreements	186,663	51	0.11%	131,645	39	0.12%	15	(3)	12
Long-term debt	50,367	10	0.08%	—	—	—%	10	—	10
Junior subordinated debt owed to unconsolidated trusts	55,000	293	2.16%	55,000	293	2.16%	—	—	—
Total interest-bearing liabilities	$2,733,634	$1,593	0.24%	$2,494,784	$1,694	0.28%	$8	$(109)	$(101)

Net interest spread(1)			2.96%			3.07%

Noninterest-bearing deposits	703,505			568,145
Other liabilities	28,026			27,029
Stockholders’ equity	436,033			417,753

Total Liabilities and Stockholders’ Equity	$3,901,198			$3,507,711

Interest income / earning assets(1)	$3,647,340	$28,801	3.20%	$3,244,780	$26,765	3.35%
Interest expense / earning assets	$3,647,340	$1,593	0.17%	$3,244,780	$1,694	0.22%

Net interest margin(1)		$27,208	3.03%		$25,071	3.13%	$2,974	$(837)	$2,137

(1)   On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)   Non-accrual loans have been included in average loans.

(3)   Annualized.

Total average interest-earning assets increased $402.6 million, or 12.4%, to $3.65 billion for the three month period ended March 31, 2015 as compared to $3.24 billion for the same period in 2014.  Average interest-bearing bank deposits increased $111.6 million, or 59.6%, to $298.8 million for the three month period ended March 31, 2015 as compared to $187.3 million for the same period in 2014.  Average loans increased $251.3 million, or 11.2%, to $2.49 billion for the three month period ended March 31, 2015 as compared to $2.24 billion for the same period in 2014 primarily due to our continued emphasis on organic commercial loan growth and the Herget Financial acquisition; however, loans were added at lower yields due to the competitive lending environment.  Still, loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities.

Total average interest-bearing liability balances increased $238.9 million, or 9.6%, to $2.73 billion for the three month period ended March 31, 2015 as compared to $2.49 billion for the same period in 2014.  Average noninterest-bearing deposits increased $135.4 million, or 23.8%, to $703.5 million for the three month period ended March 31, 2015 as compared to $568.1 million for the same period in 2014.  As of March 31, 2015, core deposits were 76.4% of total assets and are an important low cost source of funding.  In addition, in late 2014 the Company took on a modest level of long-term debt, taking advantage of low interest rates and attractive funding as a supplement to core deposits to fund loan growth.

Interest income, on a tax-equivalent basis, increased $2.0 million, or 7.6%, to $28.8 million for the three month period ended March 31, 2015 from $26.8 million for the same period in 2014.  The interest income increase related primarily to the increase in loan volumes.  Interest expense decreased $0.1 million, or 6.0%, to $1.6 million for the three month period ended March 31, 2015 from $1.7 million for the same period in 2014.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.03% for the three month period ended March 31, 2015 compared to 3.13% for the same period in 2014. Net interest margin was influenced by strong deposit levels, which increased short-term assets during the quarter.  Average deposit balances for the three month period ended March 31, 2015 grew 9.3% compared to the same period in 2014 primarily from the Herget Financial acquisition, positively impacting earnings and net income, while decreasing the net interest margin.  In addition, the net interest margin was influenced by changes in asset mix related to the Herget Financial acquisition.

Quarterly net interest margins for 2015 and 2014 are as follows:

	2015	2014
First Quarter	3.03%	3.13%
Second Quarter	—	3.13%
Third Quarter	—	3.19%
Fourth Quarter	—	3.13%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 2.96% for the three month period ended March 31, 2015, compared to 3.07% for the same period in 2014.

We continued to experience downward pressure on our yield in interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets throughout the banking industry.  The development of a stronger asset mix from increased loan balances, while actively bringing down interest expense and optimizing funding costs, remains a focus.  We believe improvements in margin will be achieved through continued deployment of our liquid funds at higher yields as we expect to redeploy cash and securities into our loan portfolio at improved yields as the economy continues to strengthen.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended
	March 31,
	2015	2014	% Change
	(dollars in thousands)
Trust fees	$5,697	$5,617	1.4%
Commissions and brokers’ fees, net	784	671	16.8%
Remittance processing	2,487	2,350	5.8%
Service charges on deposit accounts	2,884	2,695	7.0%
Other service charges and fees	1,584	1,488	6.5%
Gain on sales of loans	1,426	981	45.4%
Security gains, net	1	43	(97.7)%
Other	1,102	1,141	(3.4)%
Total other income	$15,965	$14,986	6.5%

Total other income of $16.0 million for the three month period ended March 31, 2015 increased by $1.0 million as compared to $15.0 million for the same period in 2014.

Combined wealth management revenue, consisting of trust fees and commissions and brokers’ fees, net, of $6.5 million rose $0.2 million from $6.3 million for the same period in 2014.  Growth in new assets under care (“AUC”)  driven by our wealth management teams in 2015 and 2014 suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue of $2.5 million for the three month period ended March 31, 2015 increased $0.1 million compared to $2.4 million for the same period of 2014, primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $4.5 million for the three month period ended March 31, 2015 as compared to $4.2 million for the same period of 2014.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans increased to $1.4 million for the three month period ended March 31, 2015  as compared to $1.0 million for the same period of 2014.  Total mortgage production is reflected in both the gain on loans sold and the balances of loans retained in the retail real estate portfolio, and the mix of sales versus retention may vary over time.

Other income of $1.1 million for the three month period ended March 31, 2015 decreased slightly compared to the same period in 2014.

OTHER EXPENSE

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$14,506	$12,249	18.4%
Employee benefits	2,343	2,893	(19.0)%
Total compensation expense	$16,849	$15,142	11.3%

Net occupancy expense of premises	2,245	2,243	0.1%
Furniture and equipment expenses	1,191	1,204	(1.1)%
Data processing	3,549	2,812	26.2%
Amortization of intangible assets	769	747	2.9%
Regulatory expense	643	555	15.9%
Other	5,301	3,915	35.4%
Total other expense	$30,547	$26,618	14.8%

Income taxes	$3,827	$4,038	(5.2)%
Effective rate on income taxes	33.0%	33.9%

Efficiency ratio	69.0%	64.7%

Full-time equivalent employees as of period-end	828	822

Total other expense of $30.5 million for the three month period ended March 31, 2015 increased by $3.9 million as compared to $26.6 million for the same period in 2014.  Total other expense was influenced by the Herget Financial acquisition and other non-recurring expenses during the first quarter of 2015.

Total compensation expense of $16.8 million increased $1.7 million for the three month period ended March 31, 2015 as compared to $15.1 million for the same period in 2014 due to restructuring expenses and an increase in the number of employees in connection with the Herget Financial acquisition.

Combined net occupancy expense of premises and furniture and equipment expenses of $3.4 million for the three month period ended March 31, 2015 was comparable to the same period in 2014.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased 26.2% for the three month period ended March 31, 2015 to $3.5 million as compared to $2.8 million for the same period in 2014.  The increase was primarily due to non-recurring software conversion expenses related to the acquisition of Herget Financial.  As the Company manages data processing expense, it continues to enhance its mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.

Amortization of intangible assets increased for the three month period ended March 31, 2015 to $0.8 million as compared to $0.7 million for the same period in 2014 as a result of the January 8, 2015 Herget Financial acquisition.

Regulatory expense increased 15.9% for the three month period ended March 31, 2015 as compared to the same period in 2014 as a result of a non-recurring expense related to the Herget Financial acquisition.

Other expense of $5.3 million for the three month period ended March 31, 2015 increased $1.4 million as compared to $3.9 million for the same period in 2014.   The increase consisted primarily of costs related to restructuring initiatives which include a $0.7 million cost for premises impairment and other acquisition related expenses.

The effective rate of income taxes, or income taxes divided by income before taxes, of 33.0% for the three months ended March 31, 2015, was lower than the combined federal and state statutory rate of approximately 41% due to amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate decreased as of January 1, 2015.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio of 69.0% for the three month period ended March 31, 2015 increased from 64.7% in the comparable period in 2014.  We will continue to examine appropriate avenues to improve efficiency, as a focus in future periods, with an emphasis on revenue growth.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2015	December 31, 2014	% Change
	(dollars in thousands)
Assets
Securities, including available for sale and held to maturity	$866,651	$761,438	13.8%
Loans, net, including loans held for sale	2,437,199	2,368,237	2.9%

Total assets	$3,937,184	$3,665,607	7.4%

Liabilities
Deposits:
Noninterest-bearing	$718,738	$666,607	7.8%
Interest-bearing	2,465,147	2,234,241	10.3%
Total deposits	$3,183,885	$2,900,848	9.8%

Securities sold under agreements to repurchase	$183,675	$198,893	(7.7)%
Long-term debt	50,000	50,000	—%

Total liabilities	$3,497,384	$3,231,968	8.2%

Stockholders’ equity	$439,800	$433,639	1.4%

First Busey’s balance sheet at March 31, 2015 increased 7.4% as compared with its balance sheet at December 31, 2014.  Overall, total assets increased by $271.6 million to $3.94 billion at March 31, 2015 as compared to $3.67 billion at December 31, 2014.  Liabilities increased by $265.4 million, or 8.2%, to $3.50 billion at March 31, 2015 compared to $3.23 billion at December 31, 2014.

Stockholders’ equity increased to $439.8 million at March 31, 2015 as compared to $433.6 million at December 31, 2014.  This increase was primarily the result of first quarter earnings, partially offset by dividends paid on preferred and common stock.  Dividends paid on the preferred stock totaled $0.2 million for the three months ended March 31, 2015 and 2014.  The Company anticipates that the preferred stock will be redeemed in full in early 2016 due to the scheduled increase in the dividend rate at that time.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	March 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$544,059	$13,378	$29,267	$586,704
Commercial real estate	848,166	166,012	123,239	1,137,417
Real estate construction	48,496	14,025	28,541	91,062
Retail real estate	531,642	109,305	11,948	652,895
Retail other	16,192	581	—	16,773
Total	$1,988,555	$303,301	$192,995	$2,484,851

Less held for sale(1)				18,685
				$2,466,166

Less allowance for loan losses				47,652

Net loans				$2,418,514

(1) Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290

Less allowance for loan losses				47,453

Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of March 31, 2015 increased $69.2 million from December 31, 2014; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $2.2 million from December 31, 2014.  Loans held for sale increased by $8.3 million as of March 31, 2015 from December 31, 2014.   Retail real estate and retail other, less loans held for sale, increased $58.7 million as of March 31, 2015 from December 31, 2014. Achieving growth through organic means remains a focus for us, and was supplemented in the first quarter of 2015 by the Herget Financial acquisition.   Further, our commitment to credit quality remains strong.

Allowance for loan losses

Our allowance for loan losses was $47.7 million, or 1.9% of loans, at March 31, 2015, compared to $47.5 million, or 2.0% of loans, at December 31, 2014.

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

As of March 31, 2015, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

As net charge-offs and non-performing loans trended lower, the provision for loan loss decreased to $0.5 million in the first quarter of 2015 compared to $1.0 million in the same period of 2014.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(dollars in thousands)
Non-accrual loans	$10,202	$9,000	$8,681	$11,232
Loans 90+ days past due and still accruing	189	10	65	235
Total non-performing loans	$10,391	$9,010	$8,746	$11,467

OREO	$315	$216	$216	$1,622

Total non-performing assets	$10,706	$9,226	$8,962	$13,089

Allowance for loan losses	$47,652	$47,453	$47,014	$47,428
Allowance for loan losses to loans	1.9%	2.0%	2.0%	2.0%
Allowance for loan losses to non-performing loans	458.6%	526.7%	537.6%	413.6%
Non-performing loans to loans, before allowance for loan losses	0.4%	0.4%	0.4%	0.5%
Non-performing loans and OREO to loans, before allowance for loan losses	0.4%	0.4%	0.4%	0.6%

Total non-performing assets were $10.7 million at March 31, 2015, compared to $9.2 million at December 31, 2014.  The March 31, 2015 totals reflect the post-combination results of acquiring Herget Financial.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $30.0 million at March 31, 2015 and $30.9 million at December 31, 2014.  We do not believe the potential losses associated with these potential problem loans will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2015, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of March 31, 2015, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve and the Federal Home Loan Bank (“FHLB”), and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

During 2014, as part of our ongoing balance sheet strategy, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options by executing $50.0 million in FHLB discount note indexed advances.  The variable rate notes range in maturity from five to ten years with options to prepay at par prior to maturity.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of March 31, 2015, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At March 31, 2015, the Company had outstanding standby letters of credit of $21.1 million and commitments to extend credit of $592.7 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of March 31, 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.00%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 4.50% and a Tier 1 leverage ratio of not less than 4.00%.  As of March 31, 2015, we had a total capital to total risk-weighted asset ratio of 17.64%, a Tier 1 capital to risk-weighted asset ratio of 16.36%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.78% and a Tier 1 leverage ratio of 11.80%; the Bank had ratios of 15.44%, 14.16%, 14.16% and 10.25%, respectively.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the Basel III Rules); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions, including the acquisition of Herget Financial; (x) unexpected outcomes of existing or new litigation involving First Busey;  (xi) changes in accounting policies and practices; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $35.0 million of securities classified as held to maturity at March 31, 2015.  First Busey had no securities classified as trading at March 31, 2015.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of March 31, 2015, First Busey had $831.6 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the State of Illinois net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of March 31, 2015, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of March 31, 2015 and December 31, 2014, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2015	NA	NA	NA	NA	(0.94)%	(1.98)%	(3.32)%	(4.86)%

December 31, 2014	NA	NA	NA	NA	(2.47)%	(5.10)%	(8.09)%	(11.35)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2015	NA	NA	NA	NA	2.06%	3.75%	4.99%	5.66%

December 31, 2014	NA	NA	NA	NA	0.46%	0.43%	(0.17)%	(1.31)%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of March 31, 2015, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2015.

On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of two million shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                                                OTHER INFORMATION

(a)         None.

(b)         None.

ITEM 6.                                                EXHIBITS

*10.1	Employment Agreement by and among First Busey Corporation, FirsTech, Inc. and Howard Mooney, dated February 1, 2014.

*10.2	First Busey Corporation Executive Deferred Compensation Plan, dated December 16, 2008.

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

*101

Interactive Data File Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  May 8, 2015