Form 10-Q
period 2015-06-30
FIRST BUSEY CORP /NV/
filed 2015-08-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2015

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2015
Common Stock, $.001 par value	87,073,160

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2015 $177,124; 2014 $243,769)	$289,385	$339,438
Securities available for sale, at fair value	888,215	759,065
Securities held to maturity, at amortized cost	35,992	2,373
Loans held for sale	23,816	10,400
Loans (net of allowance for loan losses 2015 $47,720; 2014 $47,453)	2,443,040	2,357,837
Premises and equipment, net	64,834	63,974
Goodwill	25,510	20,686
Other intangible assets, net	9,048	6,687
Cash surrender value of bank owned life insurance	42,381	41,470
Deferred tax asset, net	21,730	22,173
Other assets	41,323	41,504
Total assets	$3,885,274	$3,665,607
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$705,231	$666,607
Interest-bearing	2,430,509	2,234,241
Total deposits	$3,135,740	$2,900,848

Securities sold under agreements to repurchase	174,352	198,893
Long-term debt	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,594	27,227
Total liabilities	$3,442,686	$3,231,968
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	593,789	593,687
Accumulated deficit	(201,851)	(210,384)
Accumulated other comprehensive income	5,319	5,817
Total stockholders’ equity before treasury stock	$470,009	$461,872

Common stock shares held in treasury at cost — 2015 1,381,951; 2014 1,426,323	(27,421)	(28,233)
Total stockholders’ equity	$442,588	$433,639
Total liabilities and stockholders’ equity	$3,885,274	$3,665,607

Common shares outstanding at period end	86,905,181	86,860,809

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$48,752	$44,970
Interest and dividends on investment securities:
Taxable interest income	6,797	6,275
Non-taxable interest income	1,624	1,662
Total interest income	$57,173	$52,907
Interest expense:
Deposits	$2,449	$2,668
Securities sold under agreements to repurchase	88	74
Long-term debt	21	—
Junior subordinated debt owed to unconsolidated trusts	594	587
Total interest expense	$3,152	$3,329
Net interest income	$54,021	$49,578
Provision for loan losses	500	2,000
Net interest income after provision for loan losses	$53,521	$47,578
Other income:
Trust fees	$10,843	$10,697
Commissions and brokers’ fees, net	1,603	1,347
Remittance processing	5,475	4,726
Service charges on deposit accounts	5,980	5,806
Other service charges and fees	3,269	3,106
Gain on sales of loans	3,294	2,215
Security (losses) gains, net	(21)	40
Other	2,145	2,061
Total other income	$32,588	$29,998
Other expense:
Salaries and wages	$27,816	$24,827
Employee benefits	4,863	5,279
Net occupancy expense of premises	4,406	4,298
Furniture and equipment expense	2,474	2,357
Data processing	6,761	5,499
Amortization of intangible assets	1,577	1,480
Regulatory expense	1,203	1,056
Other	9,892	8,645
Total other expense	$58,992	$53,441
Income before income taxes	$27,117	$24,135
Income taxes	9,420	8,063
Net income	$17,697	$16,072
Preferred stock dividends	363	363
Net income available to common stockholders	$17,334	$15,709
Basic earnings per common share	$0.20	$0.18
Diluted earnings per common share	$0.20	$0.18
Dividends declared per share of common stock	$0.10	$0.09

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$24,586	$22,437
Interest and dividends on investment securities:
Taxable interest income	3,525	3,395
Non-taxable interest income	799	824
Total interest income	$28,910	$26,656
Interest expense:
Deposits	$1,210	$1,306
Securities sold under agreements to repurchase	37	35
Long-term debt	11	—
Junior subordinated debt owed to unconsolidated trusts	301	294
Total interest expense	$1,559	$1,635
Net interest income	$27,351	$25,021
Provision for loan losses	—	1,000
Net interest income after provision for loan losses	$27,351	$24,021
Other income:
Trust fees	$5,146	$5,080
Commissions and brokers’ fees, net	819	676
Remittance processing	2,988	2,376
Service charges on deposit accounts	3,096	3,111
Other service charges and fees	1,685	1,618
Gain on sales of loans	1,868	1,234
Security (losses) gains, net	(22)	(3)
Other	1,043	920
Total other income	$16,623	$15,012
Other expense:
Salaries and wages	$13,310	$12,578
Employee benefits	2,520	2,386
Net occupancy expense of premises	2,161	2,055
Furniture and equipment expense	1,283	1,153
Data processing	3,212	2,687
Amortization of intangible assets	808	733
Regulatory expense	560	501
Other	4,591	4,730
Total other expense	$28,445	$26,823
Income before income taxes	$15,529	$12,210
Income taxes	5,593	4,025
Net income	$9,936	$8,185
Preferred stock dividends	181	181
Net income available to common stockholders	$9,755	$8,004
Basic earnings per common share	$0.11	$0.09
Diluted earnings per common share	$0.11	$0.09
Dividends declared per share of common stock	$0.05	$0.05

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$9,936	$8,185	$17,697	$16,072
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(4,882)	$4,222	$(851)	$5,079
Reclassification adjustment for losses (gains) included in net income	22	3	21	(40)
Other comprehensive (loss) income, before tax	$(4,860)	$4,225	$(830)	$5,039
Income tax (benefit) expense related to items of other comprehensive income	(1,946)	1,740	(332)	2,075
Other comprehensive (loss) income , net of tax	$(2,914)	$2,485	$(498)	$2,964
Comprehensive income	$7,022	$10,670	$17,199	$19,036

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2013	$72,664	$88	$593,144	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	16,072	—	—	16,072
Other comprehensive income	—	—	—	—	2,964	—	2,964
Issuance of treasury stock for employee stock purchase plan	—	—	(195)	—	—	280	85
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(229)	—	—	208	(21)
Cash dividends common stock at $0.09 per share	—	—	—	(7,813)	—	—	(7,813)
Stock dividend equivalents restricted stock units at $0.09 per share	—	—	80	(80)	—	—	—
Stock-based employee compensation	—	—	479	—	—	—	479
Preferred stock dividends	—	—	—	(363)	—	—	(363)

Balance, June 30, 2014	$72,664	$88	$593,279	$(217,906)	$7,420	$(28,778)	$426,767

Balance, December 31, 2014	$72,664	$88	$593,687	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	17,697	—	—	17,697
Other comprehensive loss	—	—	—	—	(498)	—	(498)
Issuance of treasury stock for employee stock purchase plan	—	—	(366)	—	—	559	193
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(238)	—	—	219	(19)
Issuance of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.10 per share	—	—	—	(8,687)	—	—	(8,687)
Stock dividend equivalents restricted stock units at $0.10 per share	—	—	114	(114)	—	—	—
Stock-based employee compensation	—	—	592	—	—	—	592
Preferred stock dividends	—	—	—	(363)	—	—	(363)

Balance, June 30, 2015	$72,664	$88	$593,789	$(201,851)	$5,319	$(27,421)	$442,588

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$17,697	$16,072
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	592	479
Depreciation	2,825	2,812
Amortization of intangible assets	1,577	1,480
Provision for loan losses	500	2,000
Provision for deferred income taxes	(767)	7,415
Amortization of security premiums and discounts, net	4,238	3,697
Accretion of premiums and discounts on loans, net	(603)	—
Net security losses (gains)	21	(40)
Gain on sales of loans	(3,294)	(2,215)
Net (gain) on disposition of premises and equipment	(6)	(7)
Premises and equipment impairment	670	—
Increase in cash surrender value of bank owned life insurance	(732)	(78)
Change in assets and liabilities:
Decrease (increase) in other assets	894	(9)
Decrease in other liabilities	(2,265)	(3,943)
Decrease in interest payable	(79)	(107)
Decrease (increase) in income taxes receivable	3,412	(1,505)
Net cash provided by operating activities before activities for loans originated for sale	$24,680	$26,051

Loans originated for sale	(160,203)	(107,686)
Proceeds from sales of loans	151,829	103,455
Net cash provided by operating activities	$16,306	$21,820

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	11,781	62,245
Proceeds from maturities of securities classified available for sale	114,842	105,049
Proceeds from maturities of securities classified held to maturity	6	3
Purchase of securities classified available for sale	(181,084)	(164,707)
Purchase of securities classified held to maturity	(1,643)	(1,026)
Net decrease (increase) in loans	19,968	(25,070)
Proceeds from disposition of premises and equipment	15	7
Proceeds from sale of other real estate owned (“OREO”) properties	600	1,252
Purchases of premises and equipment	(2,331)	(1,548)
Net cash received in acquisitions	12,114	—
Net cash used in investing activities	$(25,732)	$(23,795)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(44,301)	$(44,246)
Net increase in demand, money market and savings deposits	37,292	36,636
Cash dividends paid	(9,050)	(8,176)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(27)	(25)
Net decrease in securities sold under agreements to repurchase	(24,541)	(31,785)
Net cash used in financing activities	$(40,627)	$(47,596)
Net decrease in cash and due from banks	$(50,053)	$(49,571)
Cash and due from banks, beginning	$339,438	$231,603
Cash and due from banks, ending	$289,385	$182,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$3,197	$3,436
Income taxes	$5,770	$2,563
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$324	$609

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

The accompanying Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended June 30, 2015 through the issuance date of these consolidated financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

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

During the three and six months ended June 30, 2015, expenses related to the acquisition of Herget Financial totaled $0.1 million and $1.0 million, respectively.  Additionally, during 2014, First Busey incurred $0.4 million of acquisition expenses related to this transaction.   The expenses were comprised primarily of system conversion,  restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of other expense in the accompanying unaudited consolidated interim financial statements.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of January 8, 2015 as additional information regarding the closing date fair values becomes available; however, the Company does not expect any adjustments will be necessary.

The following table provides an assessment of the assets purchased and liabilities assumed (dollars in thousands):

Cash and due from banks	$46,214
Securities	111,760
Loans held for sale	1,933
Loans	105,207
Premises and equipment	2,034
Goodwill	4,824
Other intangible assets	3,937
Other assets	2,931
Deposits	241,901
Other liabilities	2,839

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit impaired at acquisition were accounted for under Financial Accounting Standards Board (“FASB”) ASC 310-20, Receivables-Nonrefundable Fees and Other Costs and were subsequently considered as part of the Company’s determination for the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans, loans with evidence of credit quality deterioration, were accounted for under FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The fair value of the acquired performing loans totaled $103.7 million and the fair value of the PCI loans totaled $1.5 million.  The other intangible assets acquired in this transaction will be amortized using an accelerated method over 10 years.

Note 3:  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance was originally effective for reporting periods after December 15, 2016.   In July 2015, the FASB voted to delay the effective date of the ASU by one year.  The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

The amortized cost, unrealized gains and losses and fair values of securities classified as available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$65,122	$605	$—	$65,727
Obligations of U.S. government corporations and agencies	160,210	703	(63)	160,850
Obligations of states and political subdivisions	193,994	2,449	(440)	196,003
Residential mortgage-backed securities	317,591	4,566	(102)	322,055
Corporate debt securities	137,277	444	(557)	137,164
Total debt securities	874,194	8,767	(1,162)	881,799
Mutual funds and other equity securities	5,150	1,266	—	6,416
Total	$879,344	$10,033	$(1,162)	$888,215

Held to maturity
Obligations of states and political subdivisions	$34,986	$120	$(134)	$34,972
Commercial mortgage-backed securities	1,006	27	—	1,033
Total	$35,992	$147	$(134)	$36,005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$50,280	$328	$(2)	$50,606
Obligations of U.S. government corporations and agencies	166,207	981	(178)	167,010
Obligations of states and political subdivisions	218,250	2,672	(761)	220,161
Residential mortgage-backed securities	230,596	5,062	(22)	235,636
Corporate debt securities	79,087	296	(76)	79,307
Total debt securities	744,420	9,339	(1,039)	752,720
Mutual funds and other equity securities	4,944	1,401	—	6,345
Total	$749,364	$10,740	$(1,039)	$759,065

Held to maturity
Obligations of states and political subdivisions	$1,359	$15	$(3)	$1,371
Commercial mortgage-backed securities	1,014	40	—	1,054
Total	$2,373	$55	$(3)	$2,425

The amortized cost and fair value of debt securities available for sale and held to maturity as of June 30, 2015, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage- backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$117,201	$117,611	$1,065	$1,066
Due after one year through five years	396,718	398,585	8,211	8,242
Due after five years through ten years	131,024	134,248	19,563	19,588
Due after ten years	229,251	231,355	7,153	7,109
Total	$874,194	$881,799	$35,992	$36,005

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Gross security gains	$—	$—	$1	$57
Gross security (losses)	(22)	(3)	(22)	(17)
Net security (losses) gains	$(22)	$(3)	$(21)	$40

The tax provision for the net realized gains and losses was insignificant for the three and six months ended June 30, 2015 and 2014.

Investment securities with carrying amounts of $609.9 million and $536.2 million on June 30, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
Obligations of U.S. government corporations and agencies	$35,114	$(59)	$10,151	$(4)	$45,265	$(63)
Obligations of states and political subdivisions	26,839	(172)	18,341	(268)	45,180	(440)
Residential mortgage-backed securities	39,303	(102)	—	—	39,303	(102)
Corporate debt securities	76,220	(557)	—	—	76,220	(557)
Total temporarily impaired securities	$177,476	$(890)	$28,492	$(272)	$205,968	$(1,162)

Held to maturity
Obligations of states and political subdivisions	$16,322	$(134)	$—	$—	$16,322	$(134)
Total temporarily impaired securities	$16,322	$(134)	$—	$—	$16,322	$(134)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$—	$—	$366	$(2)	$366	$(2)
Obligations of U.S. government corporations and agencies	—	—	25,118	(178)	25,118	(178)
Obligations of states and political subdivisions	40,385	(140)	40,201	(621)	80,586	(761)
Residential mortgage-backed securities	10,630	(22)	—	—	10,630	(22)
Corporate debt securities	16,400	(72)	213	(4)	16,613	(76)
Total temporarily impaired securities	$67,415	$(234)	$65,898	$(805)	$133,313	$(1,039)

Held to maturity
Obligations of states and political subdivisions	$534	$(3)	$—	$—	$534	$(3)
Total temporarily impaired securities	$534	$(3)	$—	$—	$534	$(3)

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

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2015 was 188, and represented a loss of 0.6% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

The Company had available for sale obligations of state and political subdivisions with a fair value of $196.0 million and $220.2 million as of June 30, 2015 and December 31, 2014, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $35.0 million and $1.4 million at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $194.3 million of general obligation bonds and $36.7 million of revenue bonds issued by 289 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 30 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 17 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

June 30, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	83	$64,355	$65,266	$786
Wisconsin	36	30,123	30,389	844
Michigan	39	29,280	29,592	759
Pennsylvania	10	11,357	11,408	1,141
Ohio	10	11,017	11,023	1,102
Texas	18	12,239	12,224	679
Iowa	3	5,551	5,606	1,869
Other	50	28,258	28,718	574
Total general obligations bonds	249	$192,180	$194,226	$780

December 31, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	63	$59,979	$61,058	$969
Wisconsin	39	36,165	36,365	932
Michigan	33	30,400	30,739	931
Pennsylvania	10	12,756	12,761	1,276
Ohio	8	9,954	9,922	1,240
Texas	7	7,364	7,313	1,045
Iowa	3	6,116	6,142	2,047
Other	24	18,862	19,370	807
Total general obligations bonds	187	$181,596	$183,670	$982

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at June 30, 2015 and December 31, 2014.  Accordingly, as of June 30, 2015 and December 31, 2014, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.0% had been rated by at least one nationally recognized statistical rating organization and 2.0% were unrated, based on the fair value as of June 30, 2015.  Of the general obligation bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2014.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

June 30, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	6	$7,203	$7,141	$1,190
Indiana	11	12,601	12,611	1,147
Other	23	16,996	16,997	739
Total revenue bonds	40	$36,800	$36,749	$919

December 31, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$6,772	$6,708	$1,677
Indiana	8	12,520	12,469	1,559
Other	21	18,721	18,685	890
Total revenue bonds	33	$38,013	$37,862	$1,147

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of June 30, 2015 and December 31, 2014.  Accordingly, as of June 30, 2015 and December 31, 2014, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of June 30, 2015 and December 31, 2014.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

As of June 30, 2015, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 5:  Loans

Geographic distributions of loans were as follows:

	June 30, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$551,706	$14,308	$31,498	$597,512
Commercial real estate	858,960	168,215	125,387	1,152,562
Real estate construction	50,939	13,487	33,021	97,447
Retail real estate	533,357	105,086	11,816	650,259
Retail other	16,175	621	—	16,796
Total	$2,011,137	$301,717	$201,722	$2,514,576

Less held for sale(1)				23,816
				$2,490,760
Less allowance for loan losses				47,720
Net loans				$2,443,040

(1)Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290
Less allowance for loan losses				47,453
Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million as of June 30, 2015 and $0.6 million as of December 31, 2014.  Gross loans increased to $2.51 billion at June 30, 2015 from $2.41 billion at December 31, 2014 as a result of organic growth and the addition of loans obtained as part of the Herget Financial acquisition.

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

All loans are graded at the inception of the loan.  Most commercial lending relationships that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade it is aggregated into a homogenous pool of either:  $0.35 million or less or $0.35 million to $1.0 million.  These pools are monitored on a quarterly basis for the first year, semiannually in the second year and annually thereafter.  Homogenous pool credits which are subsequently downgraded to a grading of 7 or worse are subject to the same portfolio review as loans over $1.0 million.  All commercial loans greater than $1.0 million receive a portfolio review at least annually.  Commercial loans greater than $1.0 million that have a grading of 8 or worse receive a portfolio review on a quarterly basis.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.32 billion at June 30, 2015 compared to $2.28 billion at December 31, 2014.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $162.0 million at June 30, 2015, compared to $124.0 million at December 31, 2014.  The June 30, 2015 totals reflect the post-combination results of acquiring Herget Financial.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, loan accretion, non-posted and clearings) and geography:

	June 30, 2015
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.97	$516,352	$40,160	$19,399	$6,755	$756
Commercial real estate	5.69	873,759	46,737	41,957	20,092	3,164
Real estate construction	6.46	55,705	16,164	10,658	1,116	384
Retail real estate	5.90	493,476	11,987	8,994	3,898	2,362
Retail other	6.15	14,815	193	580	—	439
Total Illinois/Indiana		$1,954,107	$115,241	$81,588	$31,861	$7,105
Florida
Commercial	4.96	$12,847	$135	$67	$573	$686
Commercial real estate	6.12	120,495	18,799	13,209	15,189	523
Real estate construction	6.23	12,266	—	577	631	13
Retail real estate	6.31	82,915	11,441	8,889	1,014	50
Retail other	6.02	615	—	6	—	—
Total Florida		$229,138	$30,375	$22,748	$17,407	$1,272
Total		$2,183,245	$145,616	$104,336	$49,268	$8,377

	December 31, 2014
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.80	$542,796	$27,032	$8,549	$5,498	$1,146
Commercial real estate	5.67	819,708	64,975	25,719	19,821	2,685
Real estate construction	5.91	71,074	5,332	11,448	1,204	46
Retail real estate	3.46	453,560	10,478	4,569	3,179	1,414
Retail other	3.21	9,632	26	24	—	8
Total Illinois/Indiana		$1,896,770	$107,843	$50,309	$29,702	$5,299
Florida
Commercial	5.40	$13,455	$105	$78	$1,459	$1,642
Commercial real estate	6.00	123,807	25,520	6,002	15,404	510
Real estate construction	6.21	16,475	—	615	842	18
Retail real estate	4.09	82,185	11,686	9,601	1,031	1,531
Retail other	2.94	562	—	—	—	—
Total Florida		$236,484	$37,311	$16,296	$18,736	$3,701
Total		$2,133,254	$145,154	$66,605	$48,438	$9,000

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	June 30, 2015
	Loans past due, still accruing			Non-
	30-59 Days	60-89 Days	90+Days	accrual Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$497	$665	$—	$756
Commercial real estate	309	—	—	3,164
Real estate construction	935	—	—	384
Retail real estate	1,332	143	—	2,362
Retail other	—	2	—	439
Total Illinois/Indiana	$3,073	$810	$—	$7,105

Florida
Commercial	$—	$—	$—	$686
Commercial real estate	—	—	—	523
Real estate construction	—	—	—	13
Retail real estate	229	—	64	50
Retail other	—	—	—	—
Total Florida	$229	$—	$64	$1,272
Total	$3,302	$810	$64	$8,377

	December 31, 2014
	Loans past due, still accruing			Non-
	30-59 Days	60-89 Days	90+Days	accrual Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$15	$105	$—	$1,146
Commercial real estate	1,068	—	10	2,685
Real estate construction	—	—	—	46
Retail real estate	488	128	—	1,414
Retail other	15	—	—	8
Total Illinois/Indiana	$1,586	$233	$10	$5,299

Florida
Commercial	$—	$—	$—	$1,642
Commercial real estate	—	—	—	510
Real estate construction	—	—	—	18
Retail real estate	—	—	—	1,531
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,701
Total	$1,586	$233	$10	$9,000

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The following loans are assessed for impairment by the Company: loans 60 days or more past due and over $0.25 million, loans graded 8 over $0.35 million and loans graded 9 or 10.

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2015 if impaired loans had been current in accordance with their original terms was $0.1 million and $0.2 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2015.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$9,323	$11,866
30 — 89 days past due	90	—
Included in non-performing loans	2,200	1,126
Total	$11,613	$12,992

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

Performing loans classified as TDRs during the three months ended June 30, 2015 included one retail real estate modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million.  Performing loans classified as TDRs during the six months ended June 30, 2015 included one retail real estate modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million, two retail real estate modifications in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.1 million and two retail real estate modifications in Florida for short-term principal payment relief, with a recorded investment of $0.3 million.

Performing loans classified as TDRs during the three and six months ended June 30, 2014 were insignificant.

The gross interest income that would have been recorded in the three and six months ended June 30, 2015 and 2014 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended June 30, 2015 consisted of one Illinois/Indiana commercial real estate modification totaling $1.0 million.  TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults during the six months ended June 30, 2015 consisted of one Illinois/Indiana commercial real estate modification totaling $1.0 million and one Florida commercial modification totaling $1.0 million.

There were no TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults during the three and six months ended June 30, 2014.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	June 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,057	$661	$503	$1,164	$454	$2,111
Commercial real estate	4,929	1,718	2,111	3,829	1,328	4,213
Real estate construction	1,027	348	36	384	36	974
Retail real estate	4,381	3,459	25	3,484	25	2,844
Retail other	572	439	—	439	—	181
Total Illinois/Indiana	$12,966	$6,625	$2,675	$9,300	$1,843	$10,323

Florida
Commercial	$1,786	$686	$—	$686	$—	$656
Commercial real estate	5,687	4,351	1,249	5,600	345	5,274
Real estate construction	594	525	—	525	—	531
Retail real estate	8,222	8,222	—	8,222	—	9,361
Retail other	6	—	6	6	6	7
Total Florida	$16,295	$13,784	$1,255	$15,039	$351	$15,829
Total	$29,261	$20,409	$3,930	$24,339	$2,194	$26,152

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,944	$1,376	$741	$2,117	$595	$2,479
Commercial real estate	4,007	1,140	2,854	3,994	1,975	5,473
Real estate construction	46	—	46	46	46	2,269
Retail real estate	2,794	2,403	25	2,428	25	3,061
Retail other	8	8	—	8	—	2
Total Illinois/Indiana	$9,799	$4,927	$3,666	$8,593	$2,641	$13,284

Florida
Commercial	$2,742	$1,642	$—	$1,642	$—	$330
Commercial real estate	5,775	4,414	1,274	5,688	370	5,032
Real estate construction	620	551	—	551	—	485
Retail real estate	11,181	9,755	350	10,105	150	9,532
Retail other	7	—	7	7	7	5
Total Florida	$20,325	$16,362	$1,631	$17,993	$527	$15,384
Total	$30,124	$21,289	$5,297	$26,586	$3,168	$28,668

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2015 and December 31, 2014.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of June 30, 2015 and December 31, 2014, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of June 30, 2015, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of June 30, 2015 and December 31, 2014, based upon a review of the differences between the rolling 12- and 20-quarter historical loss averages by region.  As of June 30, 2015, the Company believed this minimum additional amount remained adequate.

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

During the second quarter of 2015, the Company adjusted Illinois/Indiana qualitative factors relating to Macro and Local Economic Factor and Nature and Volume of Loan Portfolio.  The adjustment of these factors increased our allowance requirements by $1.8 million at June 30, 2015 compared to the method used for March 31, 2015.  Adjustments to increase these qualitative factors were made to recognize perceived changing degrees of risk, offset decreasing quantitative factors and reflect management’s evaluation of risk.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,717	$16,325	$1,917	$12,324	$295	$39,578
Provision for loan loss	479	477	123	(372)	98	805
Charged-off	(76)	—	—	(253)	(177)	(506)
Recoveries	111	136	14	29	92	382
Ending Balance	$9,231	$16,938	$2,054	$11,728	$308	$40,259

Florida
Beginning balance	$811	$4,188	$179	$2,883	$13	$8,074
Provision for loan loss	(135)	(190)	(12)	(452)	(16)	(805)
Charged-off	—	—	—	(29)	(1)	(30)
Recoveries	48	9	—	148	17	222
Ending Balance	$724	$4,007	$167	$2,550	$13	$7,461

	As of and for the Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942
Provision for loan loss	281	1,041	(708)	1,276	88	1,978
Charged-off	(77)	(708)	—	(492)	(184)	(1,461)
Recoveries	158	171	172	199	100	800
Ending Balance	$9,231	$16,938	$2,054	$11,728	$308	$40,259

Florida
Beginning balance	$1,172	$4,205	$205	$2,917	$12	$8,511
Provision for loan loss	(531)	(416)	(38)	(460)	(33)	(1,478)
Charged-off	—	—	—	(106)	(1)	(107)
Recoveries	83	218	—	199	35	535
Ending Balance	$724	$4,007	$167	$2,550	$13	$7,461

	As of and for the Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$7,917	$15,498	$2,461	$9,192	$213	$35,281
Provision for loan loss	(221)	797	935	1,981	70	3,562
Charged-off	(30)	(889)	(657)	(416)	(91)	(2,083)
Recoveries	29	20	37	45	46	177
Ending Balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937

Florida
Beginning balance	$2,291	$5,729	$233	$3,888	$4	$12,145
Provision for loan loss	(524)	(753)	(1,036)	(242)	(7)	(2,562)
Charged-off	—	—	—	(117)	—	(117)
Recoveries	15	—	978	25	7	1,025
Ending Balance	$1,782	$4,976	$175	$3,554	$4	$10,491

	As of and for the Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	(152)	180	382	5,526	112	6,048
Charged-off	(704)	(1,173)	(657)	(1,691)	(192)	(4,417)
Recoveries	99	40	511	105	102	857
Ending Balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	(268)	(1,028)	(1,988)	(751)	(13)	(4,048)
Charged-off	(20)	—	—	(137)	—	(157)
Recoveries	144	271	995	155	13	1,578
Ending Balance	$1,782	$4,976	$175	$3,554	$4	$10,491

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of June 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$454	$1,328	$36	$25	$—	$1,843
Loans collectively evaluated for impairment	8,777	15,610	2,018	11,703	308	38,416
Ending Balance	$9,231	$16,938	$2,054	$11,728	$308	$40,259

Loans:
Loans individually evaluated for impairment	$1,164	$3,448	$36	$3,058	$268	$7,974
Loans collectively evaluated for impairment	582,040	980,518	83,576	518,650	15,736	2,180,520
PCI loans evaluated for impairment	—	381	348	426	171	1,326
Ending Balance	$583,204	$984,347	$83,960	$522,134	$16,175	$2,189,820

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$345	$—	$—	$6	$351
Loans collectively evaluated for impairment	724	3,662	167	2,550	7	7,110
Ending Balance	$724	$4,007	$167	$2,550	$13	$7,461

Loans:
Loans individually evaluated for impairment	$686	$5,600	$525	$8,222	$6	$15,039
Loans collectively evaluated for impairment	13,622	162,615	12,962	96,087	615	285,901
Ending Balance	$14,308	$168,215	$13,487	$104,309	$621	$300,940

	As of December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$595	$1,975	$46	$25	$—	$2,641
Loans collectively evaluated for impairment	8,274	14,459	2,544	10,720	304	36,301
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Loans:
Loans individually evaluated for impairment	$2,117	$3,994	$46	$2,428	$8	$8,593
Loans collectively evaluated for impairment	582,904	928,914	89,058	473,611	9,682	2,084,169
Ending Balance	$585,021	$932,908	$89,104	$476,039	$9,690	$2,092,762

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$370	$—	$150	$7	$527
Loans collectively evaluated for impairment	1,172	3,835	205	2,767	5	7,984
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

Loans:
Loans individually evaluated for impairment	$1,642	$5,688	$551	$10,105	$7	$17,993
Loans collectively evaluated for impairment	15,097	165,555	17,399	95,929	555	294,535
Ending Balance	$16,739	$171,243	$17,950	$106,034	$562	$312,528

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At June 30, 2015, the Company held $0.1 million in commercial OREO, $0.2 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2014, the Company held $0.2 million of other repossessed assets.  At June 30, 2015 the Company had $1.3 million of residential real estate in the process of foreclosure.  The following table summarizes activity related to OREO:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(dollars in thousands)
OREO:
Beginning balance	$216	$2,133
Additions, transfers from loans	324	660
Additions, fair value from Herget Financial acquisition	284	—
Proceeds from sales of OREO	(600)	(2,739)
Gain on sales of OREO	86	162
Valuation allowance for OREO	—	—
Ending balance	$310	$216

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

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Balance at end of period	$174,352	$198,893
Weighted average interest rate at end of period	0.09%	0.14%
Maximum outstanding at any month end in year-to-date period	$191,531	$198,893
Average daily balance for the year-to-date period	$179,759	$148,452
Weighted average interest rate during period (1)	0.10%	0.12%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Note 8:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income available to common stockholders	$9,755	$8,004	$17,334	$15,709
Shares:
Weighted average common shares outstanding	87,006	86,895	86,982	86,880

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	557	368	546	365

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	87,563	87,263	87,528	87,245

Basic earnings per common share	$0.11	$0.09	$0.20	$0.18

Diluted earnings per common share	$0.11	$0.09	$0.20	$0.18

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At June 30, 2015, 259,756 outstanding options, 573,833 warrants, and 380,531 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2014, 476,230 outstanding options, 573,833 warrants, and 353,976 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 9:  Share-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have a requisite service period ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the date of the next annual shareholder’s meeting, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011.

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of June 30, 2015, the Company held 1,381,951 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an aggregate of two million shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.

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

A summary of the status of and changes in the Company’s stock option awards for the six months ended June 30, 2015 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	510,130	$16.33
Granted	—	—
Exercised	—	—
Forfeited	1,550	19.41
Expired	143,824	19.09
Outstanding at end of period	364,756	$15.23	1.84
Exercisable at end of period	364,756	$15.23	1.84

The Company did not record any stock option compensation expense for the three and six months ended June 30, 2015 or 2014.

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2015, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	1,183,870	55,745	1,239,615	$5.25
Granted	326,836	53,695	380,531	6.69
Dividend Equivalents Earned	19,005	2,369	21,374	6.19
Vested	(16,268)	(38,695)	(54,963)	5.60
Forfeited	(39,158)	—	(39,158)	5.19
Non-vested at end of period	1,474,285	73,114	1,547,399	$5.61
Outstanding at end of period	1,474,285	202,121	1,676,406	$5.58

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On June 25, 2015, under the terms of the 2010 Equity Incentive Plan, the Company granted 326,836 RSUs to members of management.  As the stock price on the grant date of June 25, 2015 was $6.69, total compensation cost to be recognized is $2.2 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

In addition, on June 25, 2015, under the terms of the 2010 Equity Incentive Plan, the Company granted 38,000 DSUs to directors.  As the stock price on the grant date of June 25, 2015 was $6.69, total compensation cost to be recognized is $0.3 million.  This cost will be recognized over the requisite service period of one year from the date of grant or the next annual shareholders’ meeting; whichever is earlier. The Company also granted 15,695 DSUs to the Chairman of the board.  As the stock price on the grant date of June 25, 2015 was $6.69, total compensation cost to be recognized is $0.1 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

The Company recognized $0.3 million of compensation expense related to non-vested stock units for the three months ended June 30, 2015 and 2014.  The Company recognized $0.6 million and $0.5 million of compensation expense related to non-vested stock units for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was $5.3 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.9 years.

Note 10:  Income Taxes

At June 30, 2015, the Company was under examination by the Illinois Department of Revenue for the Company’s 2011 and 2012 Illinois income tax filings.  This examination is expected to be finalized in the third quarter of 2015 and result in an insignificant additional payment.  The Company was notified by the Florida Department of Revenue that an examination of the 2011, 2012 and 2013 Florida income tax filings will begin in the third quarter of 2015.

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

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$600,180	$561,439
Standby letters of credit	22,500	20,466

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2015 and December 31, 2014, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of June 30, 2015, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2015:

Total Capital (to Risk Weighted Assets)
Consolidated	$498,024	17.46%	$228,192	8.00%	$285,240	10.00%
Busey Bank	$436,489	15.43%	$226,308	8.00%	$282,885	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$461,651	16.18%	$171,144	6.00%	$228,192	8.00%
Busey Bank	$400,407	14.15%	$169,731	6.00%	$226,308	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$333,987	11.71%	$128,358	4.50%	$185,406	6.50%
Busey Bank	$400,407	14.15%	$127,298	4.50%	$183,875	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$461,651	11.90%	$155,099	4.00%	N/A	N/A
Busey Bank	$400,407	10.45%	$153,273	4.00%	$191,592	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that generally qualified as Tier 1 Capital no longer qualify, or their qualifications changed, as the Basel III Rules are fully implemented.

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and the Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new Basel III Rules, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  As of June 30, 2015, the Company and the Bank were in compliance with the current phase Basel III Rules and management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

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

Following is a summary of selected financial information for the Company’s business segments (dollars in thousands):

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Goodwill & Total Assets:
Busey Bank	$4,824	$—	$3,806,655	$3,589,419
FirsTech	8,992	8,992	29,519	28,540
Busey Wealth Management	11,694	11,694	32,164	31,196
Other	—	—	16,936	16,452
Total	$25,510	$20,686	$3,885,274	$3,665,607

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Busey Bank	$28,839	$26,573	$57,028	$52,754
FirsTech	13	13	26	25
Busey Wealth Management	68	76	139	140
Other	(10)	(6)	(20)	(12)
Total interest income	$28,910	$26,656	$57,173	$52,907

Interest expense:
Busey Bank	$1,268	$1,350	$2,578	$2,760
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
Other	291	285	574	569
Total interest expense	$1,559	$1,635	$3,152	$3,329

Other income:
Busey Bank	$8,383	$7,926	$17,352	$16,153
FirsTech	3,013	2,409	5,545	4,796
Busey Wealth Management	5,588	5,110	10,267	9,651
Other	(361)	(433)	(576)	(602)
Total other income	$16,623	$15,012	$32,588	$29,998

Other expense:
Busey Bank	$22,337	$21,007	$46,637	$42,051
FirsTech	2,205	1,866	4,151	3,738
Busey Wealth Management	3,273	2,807	6,408	5,710
Other	630	1,143	1,796	1,942
Total other expense	$28,445	$26,823	$58,992	$53,441

Income before income taxes
Busey Bank	$13,617	$11,141	$24,665	$22,095
FirsTech	821	555	1,420	1,083
Busey Wealth Management	2,383	2,379	3,998	4,081
Other	(1,292)	(1,865)	(2,966)	(3,124)
Total income before income taxes	$15,529	$12,210	$27,117	$24,135

Net income:
Busey Bank	$8,815	$7,436	$16,093	$14,715
FirsTech	492	326	850	635
Busey Wealth Management	1,425	1,401	2,388	2,403
Other	(796)	(978)	(1,634)	(1,681)
Total net income	$9,936	$8,185	$17,697	$16,072

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

Cash and due from banks were transferred to level 1 as of June 30, 2015 as carrying amount approximates fair value.  There were no additional transfers between levels during the quarter ended June 30, 2015.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,727	$—	$65,727
Obligations of U.S. government corporations and agencies	—	160,850	—	160,850
Obligations of states and political subdivisions	—	196,003	—	196,003
Residential mortgage-backed securities	—	322,055	—	322,055
Corporate debt securities	—	137,164	—	137,164
Mutual funds and other equity securities	6,416	—	—	6,416
Derivative assets
Foreign currency forward contracts	—	16	—	16

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,606	$—	$50,606
Obligations of U.S. government corporations and agencies	—	167,010	—	167,010
Obligations of states and political subdivisions	—	220,161	—	220,161
Residential mortgage-backed securities	—	235,636	—	235,636
Corporate debt securities	—	79,307	—	79,307
Mutual funds and other equity securities	6,345	—	—	6,345
Derivative assets
Foreign currency forward contracts	—	15	—	15

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2015
Impaired loans	$—	$—	$1,736	$1,736
OREO	—	—	110	110

December 31, 2014
Impaired loans	$—	$—	$2,129	$2,129

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
June 30, 2015

Impaired loans	$1,736	Appraisal of collateral	Appraisal adjustments	-6.0% to -100.0% (-51.6)%
OREO	110	Appraisal of collateral	Appraisal adjustments	-52.9% to -100.0% (-90.9)%
December 31, 2014

Impaired loans	$2,129	Appraisal of collateral	Appraisal adjustments	-7.7% to -100.0% (-54.3)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 1 inputs:
Cash and due from banks	$289,385	$289,385	$—	$—
Level 2 inputs:
Cash and due from banks	—	—	339,438	339,438
Securities held to maturity	35,992	36,005	2,373	2,425
Loans held for sale	23,816	24,274	10,400	10,634
Accrued interest receivable	11,949	11,949	11,187	11,187
Level 3 inputs:
Loans, net	2,443,040	2,446,119	2,357,837	2,360,000

Financial liabilities:
Level 2 inputs:
Deposits	$3,135,740	$3,135,168	$2,900,848	$2,900,763
Securities sold under agreements to repurchase	174,352	174,352	198,893	198,893
Long-term debt	50,000	50,000	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	462	462	507	507

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at June 30, 2015 (unaudited), as compared with March 31, 2015 (unaudited), December 31, 2014 and June 30, 2014 (unaudited), and the results of operations for the three and six months ended June 30, 2015 and 2014 (unaudited), and the three months ended March 31, 2015 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

Operating Results

First Busey’s net income for the second quarter of 2015 was $9.9 million and net income available to common stockholders was $9.8 million, or $0.11 per fully diluted common share.  The Company reported net income of $7.8 million and net income available to common stockholders of $7.6 million, or $0.09 per fully-diluted common share, for the first quarter of 2015 and net income of $8.2 million and net income available to common stockholders of $8.0 million, or $0.09 per fully-diluted common share for the second quarter of 2014.

The Company’s year-to-date net income through June 30, 2015 was $17.7 million and net income available to common stockholders was $17.3 million, or $0.20 per fully-diluted common share, compared to net income of $16.1 million and net income available to common stockholders of $15.7 million, or $0.18 per fully-diluted common share, for the comparable period of 2014.  On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  The Company’s year-to-date net income was impacted by $1.0 million of one-time expenses, which occurred primarily in the first quarter of 2015, related to its acquisition of Herget Financial.  In addition, during the first quarter of 2015, the Company undertook initiatives to refine its branch network and restructure various internal teams to improve efficiency going forward, which, as previously announced, resulted in three branch closings on July 30, 2015.  These initiatives resulted in $0.7 million of fixed asset impairments and $0.3 million in other corporate restructuring costs, all of which were one-time, non-recurring items in the first quarter of 2015.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities which are primarily generated through Busey Wealth Management and FirsTech represented 53.9% of the Company’s non-interest income for the quarter ended June 30, 2015, providing a balance to revenue from traditional banking activities.  Trust fees and commissions and brokers’ fees decreased to $6.0 million for the second quarter of 2015 compared to $6.5 million for the first quarter of 2015 due to seasonal farm management fees, but increased from $5.8 million for the second quarter of 2014.  Trust fees and commission and brokers’ fees increased to $12.4 million for the six months ended June 30, 2015 compared to $12.0 million for the six months ended June 30, 2014.

FirsTech’s remittance processing revenue increased to $3.0 million for the second quarter of 2015, compared to $2.5 million for the first quarter of 2015, and $2.4 million for the second quarter of 2014.  Remittance processing revenue increased to $5.5 million for the six months ended June 30, 2015 compared to $4.7 million, up 15.8%, for the six months ended June 30, 2014.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality continues to be evident by strong performance across a range of credit indicators.  The June 30, 2015 asset metrics reflect the post combination results of acquiring Herget Financial.  As of June 30, 2015, the Company reported non-performing loans of $8.4 million compared to $10.4 million as of March 31, 2015, $9.0 million at December 31, 2014 and $11.5 million as of June 30, 2014.

The Company recorded net recoveries of $0.1 million for the second quarter of 2015 compared to net charge-offs of $0.3 million for first quarter of 2015 and net charge-offs of $1.0 million for the second quarter of 2014.  Net charge-offs for the first six months of 2015 were $0.2 million compared to $2.1 million for the same period of 2014.  Due to favorable net charge-off activity, the Company did not record a provision for loan loss in the second quarter of 2015, compared to a provision of $0.5 million in the first quarter of 2015 and $1.0 million in the second quarter of 2014.  For the first six months of 2015, the provision for loan loss was $0.5 million, compared to $2.0 million for the same period of 2014, as the Company’s dedication to improving asset quality and building balance sheet strength continues to yield positive results.

The allowance for loan losses as a percentage of loans was 1.9% at June 30, 2015 and March 31, 2015 compared to 2.0% at December 31, 2014 and June 30, 2014.  During the current year, the Company acquired loans with uncollected principal balances from the Herget Financial acquisition.  These loans are carried net of a fair value adjustment for credit and interest rate and are only included in the allowance calculation to the extent that the reserve requirement exceeds their credit fair value adjustment.

With a continued commitment to the quality of assets and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	June 30,
	2015	2015	2014	2014
	(dollars in thousands)
Gross loans(1)	$2,514,576	$2,484,851	$2,415,690	$2,324,068
Commercial loans(2)	1,847,521	1,815,183	1,812,965	1,737,751
Allowance for loan losses	47,720	47,652	47,453	47,428
Non-performing loans
Non-accrual loans	8,377	10,202	9,000	11,232
Loans 90+ days past due	64	189	10	235
Non-performing loans, segregated by geography
Illinois/ Indiana	7,105	7,688	5,309	8,273
Florida	1,336	2,703	3,701	3,194
Loans 30-89 days past due	4,112	3,716	1,819	1,766
Other non-performing assets	310	315	216	1,622
Non-performing assets to total loans and non-performing assets	0.4%	0.4%	0.4%	0.6%
Allowance as a percentage of non-performing loans	565.3%	458.6%	526.7%	413.6%
Allowance for loan losses to loans	1.9%	1.9%	2.0%	2.0%

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

The State of Illinois, where the largest portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, a current budget impasse, continued budget deficits and a declining credit outlook.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  A temporary income tax increase passed in 2011 began phasing out in 2015, which may affect the State’s revenue.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

							Change in income/
	2015			2014			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$287,622	$181	0.25%	$149,731	$94	0.25%	$87	$—	$87
Investment securities
U.S. Government obligations	230,238	688	1.20%	276,938	929	1.35%	(146)	(95)	(241)
Obligations of states and political subdivisions(1)	233,329	1,605	2.76%	248,202	1,646	2.66%	(101)	60	(41)
Other securities	425,468	2,280	2.15%	345,678	1,994	2.31%	435	(149)	286
Loans(1) (2)	2,494,200	24,685	3.97%	2,249,786	22,501	4.01%	2,421	(237)	2,184
Total interest-earning assets(1)	$3,670,857	$29,439	3.22%	$3,270,335	$27,164	3.33%	$2,696	$(421)	$2,275

Cash and due from banks	90,800			89,641
Premises and equipment	65,289			65,075
Allowance for loan losses	(47,845)			(47,891)
Other assets	140,280			146,268

Total Assets	$3,919,381			$3,523,428

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$78,958	$27	0.14%	$50,550	$7	0.06%	$6	$14	$20
Savings deposits	241,905	11	0.02%	216,061	11	0.02%	1	(1)	—
Money market deposits	1,616,260	498	0.12%	1,479,808	426	0.12%	41	31	72
Time deposits	512,017	674	0.53%	548,777	862	0.63%	(55)	(133)	(188)
Short-term borrowings:
Repurchase agreements	172,930	37	0.09%	134,237	35	0.10%	9	(7)	2
Long-term debt	50,000	11	0.09%	—	—	—%	11	—	11
Junior subordinated debt owed to unconsolidated trusts	55,000	301	2.20%	55,000	294	2.14%	—	7	7
Total interest-bearing liabilities	$2,727,070	$1,559	0.23%	$2,484,433	$1,635	0.26%	$13	$(89)	$(76)

Net interest spread(1)			2.99%			3.07%

Noninterest-bearing deposits	725,261			592,066
Other liabilities	27,185			24,855
Stockholders’ equity	439,865			422,074

Total Liabilities and Stockholders’ Equity	$3,919,381			$3,523,428

Interest income / earning assets(1)	$3,670,857	$29,439	3.22%	$3,270,335	$27,164	3.33%
Interest expense / earning assets	$3,670,857	$1,559	0.17%	$3,270,335	$1,635	0.20%

Net interest margin(1)		$27,880	3.05%		$25,529	3.13%	$2,683	$(332)	$2,351

(1)   On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)   Non-accrual loans have been included in average loans.

(3)   Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

							Change in income/
	2015			2014			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$293,198	$373	0.26%	$168,390	$215	0.26%	$159	$(1)	$158
Investment securities
U.S. Government obligations	228,769	1,344	1.18%	305,172	1,983	1.31%	(462)	(177)	(639)
Obligations of states and political subdivisions(1)	240,118	3,265	2.74%	254,878	3,361	2.66%	(199)	103	(96)
Other securities	406,673	4,313	2.14%	286,598	3,273	2.30%	1,288	(248)	1,040
Loans(1) (2)	2,490,405	48,945	3.96%	2,242,590	45,097	4.06%	4,890	(1,042)	3,848
Total interest-earning assets(1)	$3,659,163	$58,240	3.21%	$3,257,628	$53,929	3.34%	$5,676	$(1,365)	$4,311

Cash and due from banks	92,139			92,854
Premises and equipment	65,570			65,412
Allowance for loan losses	(47,996)			(47,948)
Other assets	141,464			147,667

Total Assets	$3,910,340			$3,515,613

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$90,061	$61	0.14%	$49,249	$13	0.05%	$17	$31	$48
Savings deposits	240,180	21	0.02%	214,883	21	0.02%	2	(2)	—
Money market deposits	1,592,568	968	0.12%	1,478,424	846	0.12%	67	55	122
Time deposits	522,583	1,399	0.54%	559,075	1,788	0.64%	(111)	(278)	(389)
Short-term borrowings:
Repurchase agreements	179,759	88	0.10%	132,948	74	0.11%	24	(10)	14
Long-term debt	50,182	21	0.08%	—	—	—%	21	—	21
Junior subordinated debt owed to unconsolidated trusts	55,000	594	2.18%	55,000	587	2.15%	—	7	7
Total interest-bearing liabilities	$2,730,333	$3,152	0.23%	$2,489,579	$3,329	0.27%	$20	$(197)	$(177)

Net interest spread(1)			2.98%			3.07%

Noninterest-bearing deposits	714,443			580,171
Other liabilities	27,604			25,937
Stockholders’ equity	437,960			419,926

Total Liabilities and Stockholders’ Equity	$3,910,340			$3,515,613

Interest income / earning assets(1)	$3,659,163	$58,240	3.21%	$3,257,628	$53,929	3.34%
Interest expense / earning assets	$3,659,163	$3,152	0.17%	$3,257,628	$3,329	0.21%

Net interest margin(1)		$55,088	3.04%		$50,600	3.13%	$5,656	$(1,168)	$4,488

(1)   On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)   Non-accrual loans have been included in average loans.

(3)   Annualized.

Total average interest-earning assets increased $400.5 million, or 12.2%, to $3.67 billion for the three month period ended June 30, 2015 as compared to $3.27 billion for the same period in 2014.  Total average interest-earning assets increased $401.5 million, or 12.3%, to $3.66 billion for the six month period ended June 30, 2015 as compared to $3.26 billion for the same period in 2014.  Average loans increased for the three and six month periods ended June 30, 2015 as compared to the same periods in 2014 primarily due to our continued emphasis on organic commercial loan growth and the Herget Financial acquisition; however, loans were added at lower yields due to the competitive lending environment.

Total average interest-bearing liability balances increased $242.6 million, or 9.8%, to $2.73 billion for the three month period ended June 30, 2015 as compared to $2.48 billion for the same period in 2014.  Total average interest-bearing liability balances increased $240.8 million, or 9.7%, to $2.73 billion for the six month period ended June 30, 2015 as compared to $2.49 billion for the same period in 2014.  Average noninterest-bearing deposits increased $133.2 million, or 22.5%, to $725.3 million for the three month period ended June 30, 2015 as compared to $592.1 million for the same period in 2014. Average noninterest-bearing deposits increased $134.3 million, or 23.1%, to $714.4 million for the six month period ended June 30, 2015 as compared to $580.2 million for the same period in 2014.  As of June 30, 2015, core deposits were 76.5% of total assets and are an important low cost source of funding.  In addition, in late 2014 the Company took on a modest level of long-term debt, taking advantage of low interest rates and attractive funding as a supplement to core deposits to fund loan growth.

Interest income, on a tax-equivalent basis, increased $2.3 million and $4.3 million for the three and six month periods ended June 30, 2015 as compared to the same periods of 2014, respectively.  The interest income increase related primarily to the increase in loan volumes, as discussed above.  Interest expense decreased $0.1 million and $0.2 million for the three and six month periods ended June 30, 2015 as compared to the same periods of 2014, respectively.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.05% for the three month period ended June 30, 2015 compared to 3.13% for the same period in 2014 and decreased to 3.04% for the six month period ended June 30, 2015 from 3.13% for the same period in 2014.  Net interest margin was influenced by growth in average interest-bearing bank deposits and cash and due from bank balances of $385.3 million for the six months ended June 30, 2015 compared to $261.2 million for the six months ended June 30, 2014.  By the end of the second quarter of 2015, these balances declined, primarily as a result of positive changes in asset mix and fluctuations in funding.

Quarterly net interest margins for 2015 and 2014 are as follows:

	2015	2014
First Quarter	3.03%	3.13%
Second Quarter	3.05%	3.13%
Third Quarter	—	3.19%
Fourth Quarter	—	3.13%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 2.99% for the three month period ended June 30, 2015, compared to 3.07% for the same period in 2014 and was 2.98% for the six month period ended June 30, 2015 compared to 3.07% for the same period in 2014.

We continued to experience downward pressure on our yield in interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets throughout the banking industry.  The development of a stronger asset mix from increased loan balances, while actively bringing down interest expense and optimizing funding costs, remains a focus.  We believe improvements in margin will be achieved through continued deployment of our liquid funds at higher yields as we redeploy cash into investment securities and loans.

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

OTHER INCOME

(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Trust fees	$5,146	$5,080	$66	1.3%	$10,843	$10,697	$146	1.4%
Commissions and brokers’ fees, net	819	676	143	21.2%	1,603	1,347	256	19.0%
Remittance processing	2,988	2,376	612	25.8%	5,475	4,726	749	15.8%
Service charges on deposit accounts	3,096	3,111	(15)	(0.5)%	5,980	5,806	174	3.0%
Other service charges and fees	1,685	1,618	67	4.1%	3,269	3,106	163	5.2%
Gain on sales of loans	1,868	1,234	634	51.4%	3,294	2,215	1,079	48.7%
Security (losses) gains, net	(22)	(3)	(19)	NM	(21)	40	(61)	NM
Other	1,043	920	123	13.4%	2,145	2,061	84	4.1%
Total other income	$16,623	$15,012	$1,611	10.7%	$32,588	$29,998	$2,590	8.6%

NM — percentage change not meaningful

Total other income of $16.6 million for the three month period ended June 30, 2015 increased by $1.6 million as compared to $15.0 million for the same period in 2014.  Total other income of $32.6 million for the six month period ended June 30, 2015 increased by $2.6 million as compared to $30.0 million for the same period in 2014.

Combined wealth management revenue, consisting of trust fees and commissions and brokers’ fees, net, of $6.0 million for the three months ended June 30, 2015 rose $0.2 million from $5.8 million for the same period in 2014 and rose $0.4 million for the six months ended June 30, 2015 to $12.4 million from $12.0 million for the same period in 2014.  Growth in new assets under care (“AUC”)  driven by our wealth management teams in 2015 and 2014 impacts fee income as wealth management revenues are typically correlated to levels of AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue of $3.0 million for the three months ended June 30, 2015 increased $0.6 million compared to $2.4 million for the same period of 2014 and revenue of $5.5 million for the six months ended June 30, 2015 increased $0.7 million compared to $4.7 million for the same period of 2014.  The increases were primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $4.8 million for the three month period ended June 30, 2015 as compared to $4.7 million for the same period of 2014 and increased to $9.2 million for the six months ended June 30, 2015 as compared to $8.9 million for the same period of 2014.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans increased to $1.9 million for the three month period ended June 30, 2015  based on strong mortgage loan production which generated $1.7 million of gain, with an additional $0.2 million generated from sales of commercial loans as compared to $1.2 million for the same period of 2014, predominantly based on mortgage activity.  For the six month period ended June 30, 2015, gain on sales of loans increased to $3.3 million from $2.2 million in the comparable period of 2014.  Mortgage production in the second quarter of 2015 reached the highest level since the third quarter of 2013, primarily driven by strong loan activity related to the purchase of new homes.

Other income of $1.0 million for the three month period ended June 30, 2015 increased $0.1 million compared to the same period in 2014 and increased $0.1 million to $2.1 million for the six month period ended June 30, 2015 compared to the same period in 2014.

OTHER EXPENSE

(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Compensation expense:
Salaries and wages	$13,310	$12,578	$732	5.8%	$27,816	$24,827	$2,989	12.0%
Employee benefits	2,520	2,386	134	5.6%	4,863	5,279	(416)	(7.9)%
Total compensation expense	$15,830	$14,964	$866	5.8%	$32,679	$30,106	$2,573	8.5%
Net occupancy expense of premises	$2,161	$2,055	$106	5.2%	$4,406	$4,298	$108	2.5%
Furniture and equipment expenses	1,283	1,153	130	11.3%	2,474	2,357	117	5.0%
Data processing	3,212	2,687	525	19.5%	6,761	5,499	1,262	22.9%
Amortization of intangible assets	808	733	75	10.2%	1,577	1,480	97	6.6%
Regulatory expense	560	501	59	11.8%	1,203	1,056	147	13.9%
Other	4,591	4,730	(139)	(2.9)%	9,892	8,645	1,247	14.4%
Total other expense	$28,445	$26,823	$1,622	6.0%	$58,992	$53,441	$5,551	10.4%

Income taxes	$5,593	$4,025	$1,568	39.0%	$9,420	$8,063	$1,357	16.8%
Effective rate on income taxes	36.0%	33.0%			34.7%	33.4%

Efficiency ratio	62.1%	64.4%			65.5%	64.5%
Full-time equivalent employees as of period-end	804	813

Total other expense of $28.4 million for the three month period ended June 30, 2015 increased by $1.6 million as compared to $26.8 million for the same period in 2014.  Total other expense of $59.0 million for the six month period ended June 30, 2015 increased by $5.6 million as compared to $53.4 million for the same period in 2014.  Total other expense was influenced by the Herget Financial acquisition and other non-recurring expenses during the first quarter of 2015.

Total compensation expense of $15.8 million increased $0.9 million for the three month period ended June 30, 2015 as compared to the same period in 2014 and increased $2.6 million to $32.7 million for the six month period ended June 30, 2015 as compared to the same period in 2014.  The increase was due to higher commissions related to mortgage production, first quarter restructuring expenses, and an initial increase in the number of employees in connection with the Herget Financial acquisition.

Combined net occupancy expense of premises and furniture and equipment expenses of $3.4 million and $6.9 million for the three and six month periods ended June 30, 2015, respectively, increased compared to the same periods in 2014.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended June 30, 2015 of $3.2 million increased from $2.7 million for the same period of 2014.  Data processing expense totaled $6.8 million for the six month period ended June 30, 2015, compared to $5.5 million for the same period of 2014. The increase was primarily due to non-recurring software conversion expenses related to the acquisition of Herget Financial.  A portion of the increase was also related to supporting new sources of revenue growth at FirsTech.

Amortization of intangible assets increased for the three and six month periods ended June 30, 2015 as compared to the same period in 2014 as a result of the January 8, 2015 Herget Financial acquisition.

Regulatory expense increased 11.8% and 13.9% for the three and six month periods ended June 30, 2015, respectively, as compared to the same periods in 2014 as a result of a non-recurring expense related to the Herget Financial acquisition.  On June 16, 2015, the FDIC issued a Notice of Proposed Rulemaking on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets).  The refinements would become operative the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15%.  The Company’s initial analysis projects that the proposal would be favorable and decrease our annual cost of FDIC insurance.

Other expense of $4.6 million for the three month period ended June 30, 2015 decreased $0.1 million as compared to $4.7 million for the same period in 2014.  Other expense of $9.9 million for the six month period ended June 30, 2015 increased compared to $8.6 million for the same period in 2014. The six month increase consisted primarily of costs related to restructuring initiatives which included a $0.7 million cost for premises impairment and other acquisition related expenses.

The effective rate on income taxes, or income taxes divided by income before taxes, of 36.0% and 34.7% for the three and six months ended June 30, 2015, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income. As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate decreased as of January 1, 2015.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio of 62.1% for the three month period ended June 30, 2015 improved from 64.4% in the comparable period in 2014.  The efficiency ratio for the first six months of 2015 was 65.5% compared to 64.5% for the same period of 2014.  We will continue to examine appropriate avenues to improve efficiency, as a focus in future periods, with an emphasis on revenue growth.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

(dollars in thousands)

	June 30, 2015	December 31, 2014	$ Change	% Change
Assets
Securities, including available for sale and held to maturity	$924,207	$761,438	$162,769	21.4%
Loans, net, including loans held for sale	2,466,856	2,368,237	98,619	4.2%

Total assets	$3,885,274	$3,665,607	$219,667	6.0%

Liabilities
Deposits:
Noninterest-bearing	$705,231	$666,607	$38,624	5.8%
Interest-bearing	2,430,509	2,234,241	196,268	8.8%
Total deposits	$3,135,740	$2,900,848	$234,892	8.1%

Securities sold under agreements to repurchase	$174,352	$198,893	$(24,541)	(12.3)%
Long-term debt	50,000	50,000	—	—%

Total liabilities	$3,442,686	$3,231,968	$210,718	6.5%

Stockholders’ equity	$442,588	$433,639	$8,949	2.1%

Total assets increased by $219.7 million, or 6.0%, to $3.89 billion at June 30, 2015 as compared to $3.67 billion at December 31, 2014.  Securities increased by $162.8 million, or 21.4%, at June 30, 2015 compared to December 31, 2014 as a result of the Herget Financial acquisition and deployment of cash into the securities portfolio.  Total liabilities increased by $210.7 million, or 6.5%, to $3.44 billion at June 30, 2015 compared to $3.23 billion at December 31, 2014.

Stockholders’ equity increased to $442.6 million at June 30, 2015 as compared to $433.6 million at December 31, 2014.  This increase was primarily the result of first and second quarter earnings, partially offset by dividends paid on preferred and common stock.  Dividends paid on the preferred stock totaled $0.4 million for the six months ended June 30, 2015 and 2014.  The Company anticipates that the preferred stock will be redeemed in full in early 2016 due to the scheduled increase in the dividend rate at that time.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	June 30, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$551,706	$14,308	$31,498	$597,512
Commercial real estate	858,960	168,215	125,387	1,152,562
Real estate construction	50,939	13,487	33,021	97,447
Retail real estate	533,357	105,086	11,816	650,259
Retail other	16,175	621	—	16,796
Total	$2,011,137	$301,717	$201,722	$2,514,576

Less held for sale(1)				23,816
				$2,490,760
Less allowance for loan losses				47,720
Net loans				$2,443,040

(1) Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290
Less allowance for loan losses				47,453
Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of June 30, 2015 increased $98.9 million from December 31, 2014; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $34.6 million from December 31, 2014.  Loans held for sale increased by $13.4 million as of June 30, 2015 from December 31, 2014.  Retail real estate and retail other, less loans held for sale, increased $50.9 million as of June 30, 2015 from December 31, 2014. Achieving growth through organic means remains a focus for us, and was supplemented during the first quarter of 2015 by the Herget Financial acquisition.  Further, our commitment to credit quality remains strong.

Allowance for loan losses

Our allowance for loan losses was $47.7 million, or 1.9% of loans, at June 30, 2015, compared to $47.5 million, or 2.0% of loans, at December 31, 2014.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of June 30, 2015, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

As net charge-offs and non-performing loans trended lower, the provision for loan loss decreased to $0.5 million in the first six months of 2015 compared to $2.0 million in the same period of 2014.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(dollars in thousands)
Non-accrual loans	$8,377	$10,202	$9,000	$8,681
Loans 90+ days past due and still accruing	64	189	10	65
Total non-performing loans	$8,441	$10,391	$9,010	$8,746

OREO	$310	$315	$216	$216

Total non-performing assets	$8,751	$10,706	$9,226	$8,962

Allowance for loan losses	$47,720	$47,652	$47,453	$47,014
Allowance for loan losses to loans	1.9%	1.9%	2.0%	2.0%
Allowance for loan losses to non-performing loans	565.3%	458.6%	526.7%	537.6%
Non-performing loans to loans, before allowance for loan losses	0.3%	0.4%	0.4%	0.4%
Non-performing loans and OREO to loans, before allowance for loan losses	0.3%	0.4%	0.4%	0.4%

Total non-performing assets were $8.8 million at June 30, 2015, compared to $10.7 million at March 31, 2015.  The 2015 totals reflect the post-combination results of acquiring Herget Financial.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $33.3 million at June 30, 2015 compared to $30.9 million at December 31, 2014.  We do not believe the potential losses associated with these potential problem loans will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2015, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of June 30, 2015, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment cash flows and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve and the Federal Home Loan Bank (“FHLB”), and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

During 2014, as part of our ongoing balance sheet strategy, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options by executing $50.0 million in FHLB discount note indexed advances.  The variable rate notes range in maturity from five to ten years with options to prepay at par prior to maturity.

As of June 30, 2015, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At June 30, 2015, the Company had outstanding standby letters of credit of $22.5 million and commitments to extend credit of $600.2 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of June 30, 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.00%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 4.50% and a Tier 1 leverage ratio of not less than 4.00%.  As of June 30, 2015, we had a total capital to total risk-weighted asset ratio of 17.46%, a Tier 1 capital to risk-weighted asset ratio of 16.18%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.71% and a Tier 1 leverage ratio of 11.90%; the Bank had ratios of 15.43%, 14.15%, 14.15% and 10.45%, respectively.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $36.0 million of securities classified as held to maturity at June 30, 2015.  First Busey had no securities classified as trading at June 30, 2015.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of June 30, 2015, First Busey had $888.2 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the State of Illinois net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is more-likely-than-not that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of June 30, 2015, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of June 30, 2015 and December 31, 2014, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2015	NA	NA	NA	NA	(2.69)%	(5.38)%	(8.35)%	(11.57)%

December 31, 2014	NA	NA	NA	NA	(2.47)%	(5.10)%	(8.09)%	(11.35)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2015	NA	NA	NA	NA	0.27%	0.39%	0.10%	(0.74)%

December 31, 2014	NA	NA	NA	NA	0.46%	0.43%	(0.17)%	(1.31)%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 30, 2015, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2015.

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  August 6, 2015