Form 10-Q
period 2015-09-30
FIRST BUSEY CORP /NV/
filed 2015-11-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common Stock, $.001 par value	28,692,713

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2015 $87,902; 2014 $243,769)	$175,145	$339,438
Securities available for sale, at fair value	902,766	759,065
Securities held to maturity, at amortized cost	49,812	2,373
Loans held for sale	15,694	10,400
Loans (net of allowance for loan losses 2015 $47,212; 2014 $47,453)	2,518,108	2,357,837
Premises and equipment, net	63,880	63,974
Goodwill	25,510	20,686
Other intangible assets, net	8,240	6,687
Cash surrender value of bank owned life insurance	42,739	41,470
Deferred tax asset, net	19,385	22,173
Other assets	42,286	41,504
Total assets	$3,863,565	$3,665,607
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$677,791	$666,607
Interest-bearing	2,432,739	2,234,241
Total deposits	$3,110,530	$2,900,848

Securities sold under agreements to repurchase	176,961	198,893
Long-term debt	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	26,846	27,227
Total liabilities	$3,419,337	$3,231,968
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued — 29,427,738	29	29
Additional paid-in capital	590,648	593,746
Accumulated deficit	(195,832)	(210,384)
Accumulated other comprehensive income	6,826	5,817
Total stockholders’ equity before treasury stock	$474,335	$461,872

Common stock shares held in treasury at cost, 2015 735,025; 2014 475,441	(30,107)	(28,233)
Total stockholders’ equity	$444,228	$433,639
Total liabilities and stockholders’ equity	$3,863,565	$3,665,607

Common shares outstanding at period end	28,692,713	28,953,603

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$73,851	$68,523
Interest and dividends on investment securities:
Taxable interest income	10,588	9,423
Non-taxable interest income	2,464	2,472
Total interest income	$86,903	$80,418
Interest expense:
Deposits	$3,624	$3,928
Securities sold under agreements to repurchase	132	114
Short-term borrowings	—	1
Long-term debt	31	1
Junior subordinated debt owed to unconsolidated trusts	900	885
Total interest expense	$4,687	$4,929
Net interest income	$82,216	$75,489
Provision for loan losses	600	2,000
Net interest income after provision for loan losses	$81,616	$73,489
Other income:
Trust fees	$15,385	$14,879
Commissions and brokers’ fees, net	2,402	2,023
Remittance processing	8,372	7,120
Service charges on deposit accounts	9,292	8,981
Other service charges and fees	4,883	4,681
Gain on sales of loans	4,843	3,554
Security (losses) gains, net	(21)	40
Other	3,321	2,924
Total other income	$48,477	$44,202
Other expense:
Salaries and wages	$41,181	$37,418
Employee benefits	7,215	7,542
Net occupancy expense of premises	6,496	6,384
Furniture and equipment expense	3,793	3,607
Data processing	9,843	8,099
Amortization of intangible assets	2,384	2,181
Regulatory expense	1,813	1,559
Other	14,217	12,949
Total other expense	$86,942	$79,739
Income before income taxes	$43,151	$37,952
Income taxes	14,828	12,771
Net income	$28,323	$25,181
Preferred stock dividends	545	545
Net income available to common stockholders	$27,778	$24,636
Basic earnings per common share	$0.96	$0.85
Diluted earnings per common share	$0.95	$0.85
Dividends declared per share of common stock	$0.45	$0.42

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$25,099	$23,553
Interest and dividends on investment securities:
Taxable interest income	3,791	3,148
Non-taxable interest income	840	810
Total interest income	$29,730	$27,511
Interest expense:
Deposits	$1,175	$1,260
Securities sold under agreements to repurchase	44	40
Short-term borrowings	—	1
Long-term debt	10	1
Junior subordinated debt owed to unconsolidated trusts	306	298
Total interest expense	$1,535	$1,600
Net interest income	$28,195	$25,911
Provision for loan losses	100	—
Net interest income after provision for loan losses	$28,095	$25,911
Other income:
Trust fees	$4,542	$4,182
Commissions and brokers’ fees, net	799	676
Remittance processing	2,897	2,394
Service charges on deposit accounts	3,312	3,175
Other service charges and fees	1,614	1,575
Gain on sales of loans	1,549	1,339
Other	1,176	863
Total other income	$15,889	$14,204
Other expense:
Salaries and wages	$13,365	$12,591
Employee benefits	2,352	2,263
Net occupancy expense of premises	2,090	2,086
Furniture and equipment expense	1,319	1,250
Data processing	3,082	2,600
Amortization of intangible assets	807	701
Regulatory expense	610	503
Other	4,325	4,304
Total other expense	$27,950	$26,298
Income before income taxes	$16,034	$13,817
Income taxes	5,408	4,708
Net income	$10,626	$9,109
Preferred stock dividends	182	182
Net income available to common stockholders	$10,444	$8,927
Basic earnings per common share	$0.36	$0.31
Diluted earnings per common share	$0.36	$0.31
Dividends declared per share of common stock	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$10,626	$9,109	$28,323	$25,181
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$2,512	$(2,980)	$1,661	$2,099
Reclassification adjustment for losses (gains) included in net income	—	—	21	(40)
Other comprehensive income (loss), before tax	$2,512	$(2,980)	$1,682	$2,059
Income tax expense (benefit) related to items of other comprehensive income	1,005	(1,227)	673	848
Other comprehensive income (loss), net of tax	$1,507	$(1,753)	$1,009	$1,211
Comprehensive income	$12,133	$7,356	$29,332	$26,392

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2013	$72,664	$29	$593,203	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	25,181	—	—	25,181
Other comprehensive income	—	—	—	—	1,211	—	1,211
Issuance of treasury stock for employee stock purchase plan	—	—	(376)	—	—	533	157
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(229)	—	—	208	(21)
Cash dividends common stock at $0.42 per share	—	—	—	(12,154)	—	—	(12,154)
Stock dividend equivalents restricted stock units at $0.42 per share	—	—	146	(146)	—	—	—
Stock-based employee compensation	—	—	835	—	—	—	835
Preferred stock dividends	—	—	—	(545)	—	—	(545)

Balance, September 30, 2014	$72,664	$29	$593,579	$(213,386)	$5,667	$(28,525)	$430,028

Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	28,323	—	—	28,323
Other comprehensive income	—	—	—	—	1,009	—	1,009
Issuance of treasury stock for employee stock purchase plan	—	—	(495)	—	—	745	250
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(3,784)	—	—	3,643	(141)
Issuance of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.45 per share	—	—	—	(13,041)	—	—	(13,041)
Stock dividend equivalents restricted stock units at $0.45 per share	—	—	185	(185)	—	—	—
Stock-based employee compensation	—	—	1,001	—	—	—	1,001
Preferred stock dividends	—	—	—	(545)	—	—	(545)
Purchase of treasury stock						(6,296)	(6,296)
Cash paid in lieu of fractional shares in reverse stock split	—	—	(5)	—	—	—	(5)

Balance, September 30, 2015	$72,664	$29	$590,648	$(195,832)	$6,826	$(30,107)	$444,228

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,323	$25,181
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,001	835
Depreciation	4,267	4,238
Amortization of intangible assets	2,384	2,181
Provision for loan losses	600	2,000
Provision for deferred income taxes	(1,986)	11,999
Amortization of security premiums and discounts, net	6,336	5,525
Accretion of premiums and discounts on loans, net	(1,222)	—
Net security losses (gains)	21	(40)
Gain on sales of loans	(4,843)	(3,554)
Net loss on disposition of premises and equipment	145	4
Premises and equipment impairment	670	—
Increase in cash surrender value of bank owned life insurance	(1,090)	(436)
Change in assets and liabilities:
Decrease (increase) in other assets	2,028	(2,427)
Decrease in other liabilities	(2,937)	(4,209)
Decrease in interest payable	(98)	(146)
Decrease (increase) in income taxes receivable	3,742	(426)
Net cash provided by operating activities before activities for loans originated for sale	$37,341	$40,725

Loans originated for sale	(228,307)	(164,570)
Proceeds from sales of loans	229,604	169,874
Net cash provided by operating activities	$38,638	$46,029

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	15,302	65,906
Proceeds from maturities of securities classified available for sale	152,165	137,943
Proceeds from maturities of securities classified held to maturity	408	6
Purchase of securities classified available for sale	(235,905)	(169,560)
Purchase of securities classified held to maturity	(16,025)	(1,026)
Net increase in loans	(54,656)	(89,514)
Proceeds from disposition of premises and equipment	311	8
Proceeds from sale of other real estate owned (“OREO”) properties	927	2,655
Purchases of premises and equipment	(3,265)	(2,792)
Net cash received in acquisitions	12,114	—
Net cash used in investing activities	$(128,624)	$(56,374)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(66,625)	$(65,691)
Net increase in demand, money market and savings deposits	34,406	21,947
Cash dividends paid	(13,586)	(12,699)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(269)	(25)
Proceeds from long-term debt	—	30,000
Net decrease in securities sold under agreements to repurchase	(21,932)	(15,066)
Cash payment for fractional shares related to reverse stock split	(5)	—
Purchase of treasury stock	(6,296)	—
Net cash used in financing activities	$(74,307)	$(41,534)
Net decrease in cash and due from banks	$(164,293)	$(51,879)
Cash and due from banks, beginning	$339,438	$231,603
Cash and due from banks, ending	$175,145	$179,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$4,751	$5,075
Income taxes	$9,570	$2,686
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$399	$596

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

On May 20, 2015, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a resolution to authorize the board of directors to implement a reverse stock split of the Company’s common stock at a ratio of one-for-three (the “Reverse Stock Split”).  On August 17, 2015, the board of directors authorized the Reverse Stock Split, which became effective on September 8, 2015.  All share and per share information has been restated for all prior periods presented in this Quarterly Report on Form 10-Q to give retroactive effect to the Reverse Stock Split.

The accompanying Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended September 30, 2015 through the issuance date of these consolidated financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Acquisitions

On January 8, 2015, First Busey acquired Herget Financial Corp. (“Herget Financial”), headquartered in Pekin, Illinois and its wholly owned bank subsidiary, Herget Bank, National Association (“Herget Bank”).  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank, the Company’s wholly owned bank subsidiary.  At that time, Herget Bank’s three branches in Pekin, Illinois became branches of Busey Bank.   The operating results of Herget Financial are included with the Company’s results of operations since the date of acquisition.

The acquisition of Herget Financial allowed First Busey to further increase its presence in the Pekin and greater Peoria market.  Additionally, Herget Financial held a dominant deposit market position in its community and offered trust, estate and asset management services, as well as competitive commercial loan and mortgage offerings, all of which complement First Busey’s offerings. First Busey acquired 100% of Herget Financial’s outstanding common stock for aggregate cash consideration of $34.1 million, which was funded through internal sources.  Each holder of Herget Financial common stock received $588.00 per share in cash.

Expenses related to the acquisition of Herget Financial for the three months ended September 30, 2015 were insignificant.  During the nine months ended September 30, 2015, expenses related to the acquisition of Herget Financial totaled $1.0 million.  Additionally, during 2014, First Busey incurred $0.4 million of acquisition expenses related to this transaction.   The expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of other expense in the accompanying unaudited consolidated interim financial statements.

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

The following table provides an assessment of Herget Financial’s assets purchased and liabilities assumed (dollars in thousands):

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

Note 3:  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance was originally effective for reporting periods after December 15, 2016.   In August 2015, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” was issued to delay the effective date of ASU 2014-09 by one year.  The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

ASU 2015-16,  “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations.”  ASU 2015-16 replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued.  The guidance is not expected to have a significant impact on the Company’s financial statements.

Note 4:  Securities

Securities are classified as held to maturity when First Busey has the ability and management has the intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.

The amortized cost, unrealized gains and losses and fair values of securities classified as available for sale and held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2015:
Available for sale
U.S. Treasury securities	$65,062	$701	$—	$65,763
Obligations of U.S. government corporations and agencies	149,620	813	—	150,433
Obligations of states and political subdivisions	189,953	2,801	(157)	192,597
Residential mortgage-backed securities	322,919	5,930	(17)	328,832
Corporate debt securities	152,456	763	(318)	152,901
Total debt securities	880,010	11,008	(492)	890,526
Mutual funds and other equity securities	11,373	867	—	12,240
Total	$891,383	$11,875	$(492)	$902,766

Held to maturity
Obligations of states and political subdivisions	$48,810	$457	$(29)	$49,238
Commercial mortgage-backed securities	1,002	48	—	1,050
Total	$49,812	$505	$(29)	$50,288

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2014:
Available for sale
U.S. Treasury securities	$50,280	$328	$(2)	$50,606
Obligations of U.S. government corporations and agencies	166,207	981	(178)	167,010
Obligations of states and political subdivisions	218,250	2,672	(761)	220,161
Residential mortgage-backed securities	230,596	5,062	(22)	235,636
Corporate debt securities	79,087	296	(76)	79,307
Total debt securities	744,420	9,339	(1,039)	752,720
Mutual funds and other equity securities	4,944	1,401	—	6,345
Total	$749,364	$10,740	$(1,039)	$759,065

Held to maturity
Obligations of states and political subdivisions	$1,359	$15	$(3)	$1,371
Commercial mortgage-backed securities	1,014	40	—	1,054
Total	$2,373	$55	$(3)	$2,425

The amortized cost and fair value of debt securities available for sale and held to maturity as of September 30, 2015, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$107,516	$107,924	$1,053	$1,055
Due after one year through five years	417,157	420,229	13,845	13,955
Due after five years through ten years	112,909	116,344	27,764	28,056
Due after ten years	242,428	246,029	7,150	7,222
Total	$880,010	$890,526	$49,812	$50,288

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Gross security gains	$—	$—	$1	$57
Gross security (losses)	—	—	(22)	(17)
Net security (losses) gains	$—	$—	$(21)	$40

The tax provision for the net realized gains and losses was insignificant for the three and nine months ended September 30, 2015 and 2014.

Investment securities with carrying amounts of $606.8 million and $536.2 million on September 30, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2015:
Available for sale
Obligations of states and political subdivisions	$8,613	$(53)	$11,478	$(104)	$20,091	$(157)
Residential mortgage-backed Securities	6,412	(17)	—	—	6,412	(17)
Corporate debt securities	62,014	(318)	—	—	62,014	(318)
Total temporarily impaired Securities	$77,039	$(388)	$11,478	$(104)	$88,517	$(492)

Held to maturity
Obligations of states and political subdivisions	$5,188	$(29)	$—	$—	$5,188	$(29)
Total temporarily impaired Securities	$5,188	$(29)	$—	$—	$5,188	$(29)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2014:
Available for sale
U.S. Treasury securities	$—	$—	$366	$(2)	$366	$(2)
Obligations of U.S. government corporations and agencies	—	—	25,118	(178)	25,118	(178)
Obligations of states and political subdivisions	40,385	(140)	40,201	(621)	80,586	(761)
Residential mortgage-backed Securities	10,630	(22)	—	—	10,630	(22)
Corporate debt securities	16,400	(72)	213	(4)	16,613	(76)
Total temporarily impaired Securities	$67,415	$(234)	$65,898	$(805)	$133,313	$(1,039)

Held to maturity
Obligations of states and political subdivisions	$534	$(3)	$—	$—	$534	$(3)
Total temporarily impaired Securities	$534	$(3)	$—	$—	$534	$(3)

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

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2015 was 87, and represented a loss of 0.6% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

The Company had available for sale obligations of state and political subdivisions with a fair value of $192.6 million and $220.2 million as of September 30, 2015 and December 31, 2014, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $49.2 million and $1.4 million at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $206.2 million of general obligation bonds and $35.6 million of revenue bonds issued by 292 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 30 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 17 states, including two states where the aggregate fair value exceeded $5.0 million.

As of December 31, 2014, the Company’s obligations of state and political subdivisions portfolio was composed of $183.7 million of general obligation bonds and $37.9 million of revenue bonds issued by 220 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 23 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 15 states, including two states where the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

September 30, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	88	$71,965	$73,122	$831
Wisconsin	38	32,955	33,304	876
Michigan	39	29,111	29,600	759
Pennsylvania	10	12,815	12,908	1,291
Ohio	10	10,995	11,055	1,105
Texas	18	12,179	12,279	682
Iowa	3	5,551	5,617	1,872
Other	49	27,775	28,362	579
Total general obligations bonds	255	$203,346	$206,247	$809

December 31, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	63	$59,979	$61,058	$969
Wisconsin	39	36,165	36,365	932
Michigan	33	30,400	30,739	931
Pennsylvania	10	12,756	12,761	1,276
Ohio	8	9,954	9,922	1,240
Texas	7	7,364	7,313	1,045
Iowa	3	6,116	6,142	2,047
Other	24	18,862	19,370	807
Total general obligations bonds	187	$181,596	$183,670	$982

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at September 30, 2015 and December 31, 2014.  Accordingly, as of September 30, 2015 and December 31, 2014, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 97.5% had been rated by at least one nationally recognized statistical rating organization and 2.5% were unrated, based on the fair value as of September 30, 2015.  Of the general obligation bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2014.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

September 30, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	7	$8,908	$8,925	$1,275
Indiana	9	10,194	10,255	1,139
Other	21	16,315	16,408	781
Total revenue bonds	37	$35,417	$35,588	$962

December 31, 2014:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	4	$6,772	$6,708	$1,677
Indiana	8	12,520	12,469	1,559
Other	21	18,721	18,685	890
Total revenue bonds	33	$38,013	$37,862	$1,147

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of September 30, 2015 and December 31, 2014.  Accordingly, as of September 30, 2015 and December 31, 2014, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of September 30, 2015 and December 31, 2014.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by Busey Bank, whose investment policy requires that state and political subdivision securities purchased be investment grade.  Busey Bank’s investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the Bank’s Total Risk Based Capital at the time of purchase and an aggregate 15% of Total Risk Based Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office of Busey Bank is located.  The investment policy states fixed income investments that are not Office of the Comptroller of the Currency Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and, for well-capitalized institutions, most municipal revenue bonds) should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.  All securities in Busey Bank’s obligations of state and political subdivision securities portfolio are subject to ongoing review.  Factors that may be considered as part of ongoing monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

As of September 30, 2015, the Company’s regular monitoring of its obligations of state and political subdivisions portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization.

Note 5:  Loans

Geographic distributions of loans were as follows:

	September 30, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$574,073	$17,001	$30,221	$621,295
Commercial real estate	881,925	171,686	131,079	1,184,690
Real estate construction	53,869	14,472	35,527	103,868
Retail real estate	537,283	105,771	11,720	654,774
Retail other	15,434	953	—	16,387
Total	$2,062,584	$309,883	$208,547	$2,581,014

Less held for sale(1)				15,694
				$2,565,320
Less allowance for loan losses				47,212
Net loans				$2,518,108

(1)Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290
Less allowance for loan losses				47,453
Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.8 million as of September 30, 2015 and $0.6 million as of December 31, 2014.  Gross loans increased to $2.58 billion at September 30, 2015 from $2.41 billion at December 31, 2014 as a result of organic growth and the addition of loans obtained as part of the Herget Financial acquisition.

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

Total borrowing relationships, including direct and indirect debt, are generally limited to $20 million, which is significantly less than the Company’s regulatory lending limit.  Borrowing relationships exceeding $20 million are reviewed by the Company’s board of directors at least annually and more frequently by management.  At no time is a borrower’s total borrowing relationship permitted to exceed the Company’s regulatory lending limit.  Loans to related parties, including executive officers and directors of the Company and its subsidiaries, are reviewed for compliance with regulatory guidelines by the Company’s board of directors at least annually.

The Company maintains an independent loan review department that reviews the loans for compliance with the Company’s loan policy on a periodic basis.  In addition, the loan review department reviews the risk assessments made by the Company’s credit department, lenders and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not materially important or warranted.

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

•                  Grade 10- This grade includes “Doubtful” loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral having a value that is difficult to determine.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.42 billion at September 30, 2015, compared to $2.28 billion at December 31, 2014.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $151.2 million at September 30, 2015, compared to $124.0 million at December 31, 2014.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, loan accretion, non-posted and clearings) and geography:

	September 30, 2015
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.12	$526,992	$49,932	$11,815	$14,418	$1,318
Commercial real estate	5.69	915,629	38,861	36,623	20,214	2,892
Real estate construction	6.45	57,152	22,384	8,458	1,085	373
Retail real estate	5.91	508,812	11,353	7,625	3,969	1,833
Retail other	6.10	14,414	167	571	—	136
Total Illinois/Indiana		$2,022,999	$122,697	$65,092	$39,686	$6,552

Florida
Commercial	4.85	$15,781	$61	$63	$543	$553
Commercial real estate	6.12	124,110	19,995	13,030	14,325	226
Real estate construction	6.19	13,392	—	569	502	9
Retail real estate	6.32	83,795	11,511	8,483	1,005	535
Retail other	6.01	948	—	5	—	—
Total Florida		$238,026	$31,567	$22,150	$16,375	$1,323
Total		$2,261,025	$154,264	$87,242	$56,061	$7,875

	December 31, 2014
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.80	$542,796	$27,032	$8,549	$5,498	$1,146
Commercial real estate	5.67	819,708	64,975	25,719	19,821	2,685
Real estate construction	5.91	71,074	5,332	11,448	1,204	46
Retail real estate	3.46	453,560	10,478	4,569	3,179	1,414
Retail other	3.21	9,632	26	24	—	8
Total Illinois/Indiana		$1,896,770	$107,843	$50,309	$29,702	$5,299

Florida
Commercial	5.40	$13,455	$105	$78	$1,459	$1,642
Commercial real estate	6.00	123,807	25,520	6,002	15,404	510
Real estate construction	6.21	16,475	—	615	842	18
Retail real estate	4.09	82,185	11,686	9,601	1,031	1,531
Retail other	2.94	562	—	—	—	—
Total Florida		$236,484	$37,311	$16,296	$18,736	$3,701
Total		$2,133,254	$145,154	$66,605	$48,438	$9,000

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	September 30, 2015
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$68	$277	$76	$1,318
Commercial real estate	—	107	—	2,892
Real estate construction	—	—	—	373
Retail real estate	1,743	52	82	1,833
Retail other	33	5	—	136
Total Illinois/Indiana	$1,844	$441	$158	$6,552

Florida
Commercial	$75	$—	$—	$553
Commercial real estate	—	—	—	226
Real estate construction	—	—	—	9
Retail real estate	151	—	—	535
Retail other	—	—	—	—
Total Florida	$226	$—	$—	$1,323
Total	$2,070	$441	$158	$7,875

	December 31, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$15	$105	$—	$1,146
Commercial real estate	1,068	—	10	2,685
Real estate construction	—	—	—	46
Retail real estate	488	128	—	1,414
Retail other	15	—	—	8
Total Illinois/Indiana	$1,586	$233	$10	$5,299

Florida
Commercial	$—	$—	$—	$1,642
Commercial real estate	—	—	—	510
Real estate construction	—	—	—	18
Retail real estate	—	—	—	1,531
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,701
Total	$1,586	$233	$10	$9,000

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The following loans are assessed for impairment by the Company: loans 60 days or more past due over $0.25 million, loans graded 8 over $0.35 million and loans graded 9 or 10.

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2015 if impaired loans had been current in accordance with their original terms was $0.1 million and $0.3 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2015.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$8,784	$11,866
30 – 89 days past due	61	—
Included in non-performing loans	1,340	1,126
Total	$10,185	$12,992

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

Performing loans classified as TDRs during the three months ended September 30, 2015 included one commercial modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.2 million.  Performing loans classified as TDRs during the nine months ended September 30, 2015 included one commercial modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.2 million, one retail real estate modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million, two retail real estate modifications in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.1 million and two retail real estate modifications in Florida for short-term principal payment relief, with a recorded investment of $0.3 million.

There were no performing loans classified as TDRs during the three months ended September 30, 2014.  Performing loans classified as TDRs during the nine months ended September 30, 2014 were insignificant.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2015 and 2014 if performing TDRs had been operating in accordance with their original terms instead of modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended September 30, 2015.  TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults during the nine months ended September 30, 2015 consisted of one Illinois/Indiana commercial real estate modification totaling $0.4 million and one Florida commercial modification totaling $0.6 million.

There were no TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three and nine months ended September 30, 2014.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	September 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,485	$1,389	$269	$1,658	$220	$1,878
Commercial real estate	5,216	2,472	1,054	3,526	1,054	4,000
Real estate construction	1,016	340	33	373	33	420
Retail real estate	3,494	3,037	25	3,062	25	2,980
Retail other	136	136	—	136	—	208
Total Illinois/Indiana	$12,347	$7,374	$1,381	$8,755	$1,332	$9,486

Florida
Commercial	$1,652	$553	$—	$553	$—	$766
Commercial real estate	5,271	4,232	953	5,185	49	5,358
Real estate construction	579	510	—	510	—	552
Retail real estate	8,450	8,274	—	8,274	—	9,158
Retail other	6	—	6	6	6	7
Total Florida	$15,958	$13,569	$959	$14,528	$55	$15,841
Total	$28,305	$20,943	$2,340	$23,283	$1,387	$25,327

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,944	$1,376	$741	$2,117	$595	$2,479
Commercial real estate	4,007	1,140	2,854	3,994	1,975	5,473
Real estate construction	46	—	46	46	46	2,269
Retail real estate	2,794	2,403	25	2,428	25	3,061
Retail other	8	8	—	8	—	2
Total Illinois/Indiana	$9,799	$4,927	$3,666	$8,593	$2,641	$13,284

Florida
Commercial	$2,742	$1,642	$—	$1,642	$—	$330
Commercial real estate	5,775	4,414	1,274	5,688	370	5,032
Real estate construction	620	551	—	551	—	485
Retail real estate	11,181	9,755	350	10,105	150	9,532
Retail other	7	—	7	7	7	5
Total Florida	$20,325	$16,362	$1,631	$17,993	$527	$15,384
Total	$30,124	$21,289	$5,297	$26,586	$3,168	$28,668

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2015 and December 31, 2014.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of September 30, 2015 and December 31, 2014, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of September 30, 2015, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of September 30, 2015 and December 31, 2014, based upon a review of the differences between the rolling 12- and 20-quarter historical loss averages by region.  As of September 30, 2015, the Company believed this minimum additional amount remained adequate.

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

During the third quarter of 2015, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,231	$16,938	$2,054	$11,728	$308	$40,259
Provision for loan loss	(335)	383	(66)	666	(2)	646
Charged-off	—	(589)	—	(200)	(56)	(845)
Recoveries	55	50	53	226	47	431
Ending Balance	$8,951	$16,782	$2,041	$12,420	$297	$40,491

Florida
Beginning balance	$724	$4,007	$167	$2,550	$13	$7,461
Provision for loan loss	24	(614)	2	43	(1)	(546)
Charged-off	—	—	—	(230)	—	(230)
Recoveries	13	—	5	13	5	36
Ending Balance	$761	$3,393	$174	$2,376	$17	$6,721

	As of and for the Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942
Provision for loan loss	(54)	1,424	(774)	1,942	86	2,624
Charged-off	(77)	(1,297)	—	(692)	(240)	(2,306)
Recoveries	213	221	225	425	147	1,231
Ending Balance	$8,951	$16,782	$2,041	$12,420	$297	$40,491

Florida
Beginning balance	$1,172	$4,205	$205	$2,917	$12	$8,511
Provision for loan loss	(507)	(1,030)	(36)	(417)	(34)	(2,024)
Charged-off	—	—	—	(336)	(1)	(337)
Recoveries	96	218	5	212	40	571
Ending Balance	$761	$3,393	$174	$2,376	$17	$6,721

	As of and for the Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$7,695	$15,426	$2,776	$10,802	$238	$36,937
Provision for loan loss	1,031	2,208	(623)	(1,986)	130	760
Charged-off	(121)	—	—	(388)	(114)	(623)
Recoveries	29	39	—	120	44	232
Ending Balance	$8,634	$17,673	$2,153	$8,548	$298	$37,306

Florida
Beginning balance	$1,782	$4,976	$175	$3,554	$4	$10,491
Provision for loan loss	(539)	116	5	(345)	3	(760)
Charged-off	(6)	—	—	(55)	(1)	(62)
Recoveries	18	—	—	15	6	39
Ending Balance	$1,255	$5,092	$180	$3,169	$12	$9,708

	As of and for the Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	879	2,388	(241)	3,540	242	6,808
Charged-off	(825)	(1,173)	(657)	(2,079)	(306)	(5,040)
Recoveries	128	79	511	225	146	1,089
Ending Balance	$8,634	$17,673	$2,153	$8,548	$298	$37,306

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	(807)	(912)	(1,983)	(1,096)	(10)	(4,808)
Charged-off	(26)	—	—	(192)	(1)	(219)
Recoveries	162	271	995	170	19	1,617
Ending Balance	$1,255	$5,092	$180	$3,169	$12	$9,708

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of September 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$220	$1,054	$33	$25	$—	$1,332
Loans collectively evaluated for impairment	8,731	15,728	2,008	12,395	297	39,159
Ending Balance	$8,951	$16,782	$2,041	$12,420	$297	$40,491

Loans:
Loans individually evaluated for impairment	$1,658	$3,150	$33	$3,062	$136	$8,039
Loans collectively evaluated for impairment	602,636	1,009,478	89,023	530,689	15,298	2,247,124
PCI loans evaluated for Impairment	—	376	340	—	—	716
Ending Balance	$604,294	$1,013,004	$89,396	$533,751	$15,434	$2,255,879

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$49	$—	$—	$6	$55
Loans collectively evaluated for impairment	761	3,344	174	2,376	11	6,666
Ending Balance	$761	$3,393	$174	$2,376	$17	$6,721

Loans:
Loans individually evaluated for impairment	$553	$5,185	$510	$8,274	$6	$14,528
Loans collectively evaluated for impairment	16,448	166,501	13,962	97,055	947	294,913
Ending Balance	$17,001	$171,686	$14,472	$105,329	$953	$309,441

	As of December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$595	$1,975	$46	$25	$—	$2,641
Loans collectively evaluated for impairment	8,274	14,459	2,544	10,720	304	36,301
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Loans:
Loans individually evaluated for impairment	$2,117	$3,994	$46	$2,428	$8	$8,593
Loans collectively evaluated for impairment	582,904	928,914	89,058	473,611	9,682	2,084,169
Ending Balance	$585,021	$932,908	$89,104	$476,039	$9,690	$2,092,762

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$370	$—	$150	$7	$527
Loans collectively evaluated for impairment	1,172	3,835	205	2,767	5	7,984
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

Loans:
Loans individually evaluated for impairment	$1,642	$5,688	$551	$10,105	$7	$17,993
Loans collectively evaluated for impairment	15,097	165,555	17,399	95,929	555	294,535
Ending Balance	$16,739	$171,243	$17,950	$106,034	$562	$312,528

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.   At September 30, 2015, the Company held $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2014, the Company held $0.2 million of other repossessed assets.  At September 30, 2015 the Company had $1.2 million of residential real estate in the process of foreclosure.  The following table summarizes activity related to OREO:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	(dollars in thousands)
OREO:
Beginning balance	$216	$2,133
Additions, transfers from loans	399	660
Additions, fair value from Herget Financial acquisition	284	—
Proceeds from sales of OREO	(927)	(2,739)
Gain on sales of OREO	112	162
Valuation allowance for OREO	—	—
Ending balance	$84	$216

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

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Balance at end of period	$176,961	$198,893
Weighted average interest rate at end of period	0.11%	0.14%
Maximum outstanding at any month end in year-to-date period	$191,531	$198,893
Average daily balance for the year-to-date period	$177,937	$148,452
Weighted average interest rate during period (1)	0.10%	0.12%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Note 8:  Earnings Per Common Share

Earnings per common share, adjusted to reflect the Reverse Stock Split, have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income available to common stockholders	$10,444	$8,927	$27,778	$24,636
Shares:
Weighted average common shares outstanding	28,989	28,973	28,992	28,965

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	153	140	171	122

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	29,142	29,113	29,163	29,087

Basic earnings per common share	$0.36	$0.31	$0.96	$0.85

Diluted earnings per common share	$0.36	$0.31	$0.95	$0.85

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At September 30, 2015, 86,568 outstanding options, 191,278 warrants, and 112,433 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At September 30, 2014, 152,543 outstanding options, 191,278 warrants, and 117,992 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 9:  Share-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have a requisite service period ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011.

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of September 30, 2015, the Company held 735,025 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During the third quarter of 2015, the Company purchased 333,333 shares under this repurchase plan.  Repurchases were executed in contemplation of maintaining levels of treasury stock appropriate to satisfy compensation awards, in addition to favorable pricing opportunities that were broadly manifest in the market for bank stocks during the third quarter of 2015.  At September 30, 2015 the Company had 333,334 shares that may yet be purchased under the plan.

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

A summary of the status of and changes in the Company’s stock option awards for the nine months ended September 30, 2015 follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	170,026	$48.99
Granted	—	—
Exercised	—	—
Forfeited	517	58.23
Expired	47,941	57.27
Outstanding at end of period	121,568	$45.68	1.59
Exercisable at end of period	121,568	$45.68	1.59

The Company did not record any stock option compensation expense for the three and nine months ended September 30, 2015 or 2014.

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2015, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value
Non-vested at beginning of year	394,624	18,581	413,205	$15.75
Granted	108,945	17,899	126,844	20.07
Dividend Equivalents Earned	9,656	1,319	10,975	18.76
Vested	(73,777)	(13,236)	(87,013)	14.96
Forfeited	(17,951)	—	(17,951)	16.21
Non-vested at end of period	421,497	24,563	446,060	$17.19
Outstanding at end of period	421,497	67,903	489,400	$17.08

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On June 25, 2015, under the terms of the 2010 Equity Incentive Plan, the Company granted 108,945 RSUs to members of management.  As the stock price on the grant date of June 25, 2015 was $20.07, total compensation cost to be recognized is $2.2 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

In addition, on June 25, 2015, under the terms of the 2010 Equity Incentive Plan, the Company granted 12,667 DSUs to directors. As the stock price on the grant date of June 25, 2015 was $20.07, total compensation cost to be recognized is $0.3 million.  This cost will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders; whichever is earlier. The Company also granted 5,232 DSUs to the Chairman of the Board.  As the stock price on the grant date of June 25, 2015 was $20.07, total compensation cost to be recognized is $0.1 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

The Company recognized $0.4 million and $0.3 million of compensation expense related to non-vested stock units for the three months ended September 30, 2015 and 2014, respectively.  The Company recognized $1.0 million and $0.8 million of compensation expense related to non-vested stock units for the nine months ended September 30, 2015 and 2014, respectively.   As of September 30, 2015, there was $4.8 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.7 years.

Note 10:  Income Taxes

At September 30, 2015, the Company was under examination by the Florida Department of Revenue for the Company’s 2011, 2012 and 2013 Florida income tax filings.  This examination is expected to be finalized in the fourth quarter of 2015 with no adjustments or additional tax payment.

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

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$586,369	$561,439
Standby letters of credit	15,736	20,466

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2015 and December 31, 2014, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, Busey Bank sustained significant losses during 2008 and 2009 resulting in pressure on its capital, which was relieved through injections of capital from the Company.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.

With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank distributed $50.0 million to the Company on January 22, 2013, and distributed $60.0 million to the Company on October 22, 2014.  The Company will continue to evaluate the appropriateness of future capital distributions.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of September 30, 2015, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2015:
Total Capital (to Risk Weighted Assets)
Consolidated	$496,409	17.07%	$232,628	8.00%	$290,785	10.00%
Busey Bank	$443,626	15.40%	$230,493	8.00%	$288,116	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$459,497	15.80%	$174,471	6.00%	$232,628	8.00%
Busey Bank	$407,037	14.13%	$172,870	6.00%	$230,493	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$335,084	11.52%	$130,853	4.50%	$189,010	6.50%
Busey Bank	$407,037	14.13%	$129,653	4.50%	$187,276	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$459,497	11.81%	$155,655	4.00%	N/A	N/A
Busey Bank	$407,037	10.59%	$154,322	4.00%	$192,903	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that generally qualified as Tier 1 Capital no longer qualify, or their qualifications changed, as the Basel III Rules are being fully implemented.

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and the Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new Basel III Rules, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  As of September 30, 2015, the Company and the Bank were in compliance with the current phase Basel III Rules and management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

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

The Company’s three reportable segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies. The “other” category consists of the Parent Company and the elimination of intercompany transactions.

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Following is a summary of selected financial information for the Company’s business segments (dollars in thousands):

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Goodwill & Total Assets:
Busey Bank	$4,824	$—	$3,790,377	$3,589,419
FirsTech	8,992	8,992	29,900	28,540
Busey Wealth Management	11,694	11,694	32,375	31,196
Other	—	—	10,913	16,452
Total	$25,510	$20,686	$3,863,565	$3,665,607

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Busey Bank	$29,660	$27,430	$86,688	$80,184
FirsTech	14	14	40	39
Busey Wealth Management	67	74	206	214
Other	(11)	(7)	(31)	(19)
Total interest income	$29,730	$27,511	$86,903	$80,418

Interest expense:
Busey Bank	$1,240	$1,312	$3,818	$4,072
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
Other	295	288	869	857
Total interest expense	$1,535	$1,600	$4,687	$4,929

Other income:
Busey Bank	$8,227	$7,595	$25,579	$23,748
FirsTech	2,973	2,412	8,518	7,208
Busey Wealth Management	5,053	4,640	15,320	14,291
Other	(364)	(443)	(940)	(1,045)
Total other income	$15,889	$14,204	$48,477	$44,202

Other expense:
Busey Bank	$21,961	$21,162	$68,598	$63,213
FirsTech	2,186	1,876	6,337	5,614
Busey Wealth Management	3,127	2,702	9,535	8,412
Other	676	558	2,472	2,500
Total other expense	$27,950	$26,298	$86,942	$79,739

Income before income taxes
Busey Bank	$14,586	$12,552	$39,251	$34,647
FirsTech	801	550	2,221	1,633
Busey Wealth Management	1,993	2,012	5,991	6,093
Other	(1,346)	(1,297)	(4,312)	(4,421)
Total income before income taxes	$16,034	$13,817	$43,151	$37,952

Net income:
Busey Bank	$9,438	$8,195	$25,531	$22,910
FirsTech	479	322	1,329	957
Busey Wealth Management	1,189	1,176	3,577	3,579
Other	(480)	(584)	(2,114)	(2,265)
Total net income	$10,626	$9,109	$28,323	$25,181

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

Cash and due from banks were transferred to level 1 during the second quarter of 2015 as the carrying amount approximates fair value.  There were no additional transfers between levels during the quarter ended September 30, 2015.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in the ASC 820 fair value hierarchy.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information as appropriate through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, the independent pricing service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios.  The models and processes take into account market conventions.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,763	$—	$65,763
Obligations of U.S. government corporations and agencies	—	150,433	—	150,433
Obligations of states and political subdivisions	—	192,597	—	192,597
Residential mortgage-backed securities	—	328,832	—	328,832
Corporate debt securities	—	152,901	—	152,901
Mutual funds and other equity securities	12,240	—	—	12,240
Derivative assets
Foreign currency forward contracts	—	15	—	15

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,606	$—	$50,606
Obligations of U.S. government corporations and agencies	—	167,010	—	167,010
Obligations of states and political subdivisions	—	220,161	—	220,161
Residential mortgage-backed securities	—	235,636	—	235,636
Corporate debt securities	—	79,307	—	79,307
Mutual funds and other equity securities	6,345	—	—	6,345
Derivative assets
Foreign currency forward contracts	—	15	—	15

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2015
Impaired loans	$—	$—	$953	$953
OREO(1)	—	—	—	—

December 31, 2014
Impaired loans	$—	$—	$2,129	$2,129
OREO(1)	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
September 30, 2015
Impaired loans	$953	Appraisal of collateral	Appraisal adjustments	-5.2% to -100.0% (-59.0)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2014

Impaired loans	$2,129	Appraisal of collateral	Appraisal adjustments	-7.7% to -100.0% (-54.3)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)         OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 1 inputs:
Cash and due from banks	$175,145	$175,145	$—	$—
Level 2 inputs:
Cash and due from banks	—	—	339,438	339,438
Securities held to maturity	49,812	50,288	2,373	2,425
Loans held for sale	15,694	16,007	10,400	10,634
Accrued interest receivable	13,187	13,187	11,187	11,187
Level 3 inputs:
Loans, net	2,518,108	2,522,316	2,357,837	2,360,000

Financial liabilities:
Level 2 inputs:
Deposits	$3,110,530	$3,110,047	$2,900,848	$2,900,763
Securities sold under agreements to repurchase	176,961	176,961	198,893	198,893
Long-term debt	50,000	50,000	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	443	443	507	507

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at September 30, 2015 (unaudited), as compared with June 30, 2015 (unaudited), December 31, 2014 and September 30, 2014 (unaudited), and the results of operations for the three and nine months ended September 30, 2015 and 2014 (unaudited), and the three months ended June 30, 2015 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

Operating Results

First Busey Corporation’s net income for the third quarter of 2015 was $10.6 million and net income available to common stockholders was $10.4 million, or $0.36 per fully diluted common share.  The Company reported net income of $9.9 million and net income available to common stockholders of $9.8 million, or $0.33 per fully-diluted common share, for the second quarter of 2015 and net income of $9.1 million and net income available to common stockholders of $8.9 million, or $0.31 per fully-diluted common share for the third quarter of 2014.

The Company’s year-to-date net income through September 30, 2015 was $28.3 million and net income available to common stockholders was $27.8 million, or $0.95 per fully-diluted common share, compared to net income of $25.2 million and net income available to common stockholders of $24.6 million, or $0.85 per fully-diluted common share, for the comparable period of 2014.  On January 8, 2015, the Company completed its acquisition of Herget Financial, which impacted year-to-date net income by $1.0 million in one-time expenses, occurring primarily in the first quarter of 2015.  Further, the Company undertook initiatives to refine its branch network and restructure various internal teams during the first quarter of 2015, resulting in $0.7 million of fixed asset impairments and $0.3 million in other corporate restructuring costs.

On May 20, 2015, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a resolution to authorize the board of directors to implement a Reverse Stock Split of the Company’s common stock.  On August 17, 2015, the board of directors authorized the Reverse Stock Split, which became effective on September 8, 2015.  With the number of our outstanding shares now more closely conforming to those of peer organizations, the Reverse Stock Split allows our stockholders, potential investors and our other stakeholders to more easily evaluate our financial results comparatively to other financial institutions, particularly with regard to earnings per share and other share-based capital metrics.  All share and per share information has been restated for all prior periods presented in this Quarterly Report on Form 10-Q, giving retroactive effect to the Reverse Stock Split.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities - which are primarily generated through Busey Wealth Management and FirsTech - represented 51.8% of the Company’s non-interest income for the quarter ended September 30, 2015, providing a balance to revenue from traditional banking activities.  Trust fees and commissions and brokers’ fees seasonally decreased to $5.3 million for the third quarter of 2015 compared to $6.0 million for the second quarter of 2015, but increased from $4.9 million for the third quarter of 2014.  Trust fees and commission and brokers’ fees increased to $17.8 million for the nine months ended September 30, 2015, compared to $16.9 million for the nine months ended September 30, 2014.

FirsTech’s remittance processing revenue decreased to $2.9 million for the third quarter of 2015, compared to $3.0 million for the second quarter of 2015, but increased from $2.4 million for the third quarter of 2014.  Remittance processing revenue increased to $8.4 million for the nine months ended September 30, 2015 compared to $7.1 million, up 17.6%, for the nine months ended September 30, 2014.

The Company continues to prioritize strengthening its balance sheet, diversifying revenue streams and developing appropriate platforms to sustain profitable growth.  An active business outreach across the Company’s footprint continues to support ongoing business expansion.  Various actions were undertaken through the year across our franchise to shape the future, trimming certain areas where sensible and adding in others with a continuing commitment to deliver optimal value.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality continues to be evident by strong performance across a range of credit indicators.  The September 30, 2015 asset metrics reflect the post combination results of acquiring Herget Financial.  As of September 30, 2015, the Company reported non-performing loans of $8.0 million compared to $8.4 million as of June 30, 2015 and $8.7 million as of September 30, 2014.

The Company recorded net charge-offs of $0.6 million for the third quarter of 2015.  By comparison, the Company recorded net recoveries of $0.1 million for second quarter of 2015 and net charge-offs of $0.4 million for the third quarter of 2014.  Net charge-offs for the first nine months of 2015 were $0.8 million compared to $2.6 million for the same period of 2014.  The Company recorded a provision for loan loss of $0.1 million in the third quarter of 2015, compared to no provision in the second quarter of 2015 and third quarter of 2014.  For the first nine months of 2015, the provision for loan loss was $0.6 million, compared to $2.0 million for the same period of 2014, as the Company’s dedication to improving asset quality and building balance sheet strength continues to yield positive results.

The allowance for loan losses as a percentage of loans decreased to 1.83% at September 30, 2015 compared to 1.90% at June 30, 2015 and 1.98% at September 30, 2014.  During the current year, the Company is holding acquired loans from the Herget Financial acquisition with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit and interest rate and are only included in the allowance calculation to the extent that the reserve requirement exceeds their credit fair value adjustment.

With a continued commitment to the quality of assets and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2014
	(dollars in thousands)
Gross loans(1)	$2,581,014	$2,514,576	$2,484,851	$2,415,690
Commercial loans(2)	1,909,853	1,847,521	1,815,183	1,812,965
Allowance for loan losses	47,212	47,720	47,652	47,453
Non-performing loans
Non-accrual loans	7,875	8,377	10,202	9,000
Loans 90+ days past due	158	64	189	10
Non-performing loans, segregated by geography
Illinois/Indiana	6,710	7,105	7,688	5,309
Florida	1,323	1,336	2,703	3,701
Loans 30-89 days past due	2,511	4,112	3,716	1,819
Other non-performing assets	84	310	315	216
Non-performing assets to total loans and non-performing assets	0.3%	0.4%	0.4%	0.4%
Allowance as a percentage of non-performing loans	587.7%	565.3%	458.6%	526.7%
Allowance for loan losses to loans	1.8%	1.9%	1.9%	2.0%

(1) Includes loans held for sale.

(2) Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

Our primary markets, which are generally in micro-urban communities in downstate Illinois, are distinct from the smaller rural populations of Illinois and have strong industrial, academic or healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.

Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  Caterpillar recently announced significant restructuring and cost cutting initiatives that began in the third quarter of 2015 and while no substantial direct exposure exists, we will continue to monitor the potential impact to the surrounding community and our customers.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

Recent pressure on commodity prices appears to be muted by healthy yields of corn and soybeans in local markets.  Loans to finance agricultural production and other loans to farmers do not represent a significant portion of our total loan portfolio, with balances of $61.1 million or approximately 2% of total loans as of September 30, 2015.  Additionally, loans secured by farmland totaled $127.6 million or approximately 5% of total loans for the same period.   The financial condition of these customers and the agriculture base in our communities is monitored by management on an ongoing basis as appropriate for prudent risk management.

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

The Company has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is the host to numerous conventions and sporting events annually.

The Company has six banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and home sales over the last few years.  Although we have seen recent improvement in certain economic indicators, we do not believe that southwest Florida has yet returned to its peak economic strength.

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

The following tables show our consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods shown.  The tables also show, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities.  All average information is provided on a daily average basis.

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

							Change in income/
	2015			2014			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$193,003	$122	0.25%	$104,158	$67	0.26%	$56	$(1)	$55
Investment securities
U.S. Government obligations	217,046	632	1.16%	252,385	802	1.26%	(106)	(64)	(170)
Obligations of states and political subdivisions(1)	237,095	1,660	2.78%	241,237	1,605	2.64%	(28)	83	55
Other securities	492,319	2,669	2.15%	336,882	1,921	2.26%	847	(99)	748

Loans(1) (2)	2,544,916	25,203	3.93%	2,345,718	23,620	3.99%	1,978	(395)	1,583
Total interest-earning assets(1)	$3,684,379	$30,286	3.26%	$3,280,380	$28,015	3.39%	$2,747	$(476)	$2,271

Cash and due from banks	91,619			85,678
Premises and equipment	64,637			64,947
Allowance for loan losses	(47,750)			(47,679)
Other assets	141,513			141,798

Total Assets	$3,934,398			$3,525,124

Liabilities and Stockholders’ Equity
Interest-bearing transaction Deposits	$77,994	$26	0.13%	$47,010	$7	0.06%	$7	$12	$19
Savings deposits	236,438	11	0.02%	212,061	10	0.02%	1	—	1
Money market deposits	1,668,554	527	0.13%	1,480,081	439	0.12%	58	30	88
Time deposits	488,756	611	0.50%	526,226	804	0.61%	(54)	(139)	(193)
Short-term borrowings:
Federal funds purchased	—	—	—%	1,114	1	0.36%	—	(1)	(1)
Repurchase agreements	174,352	44	0.10%	146,230	40	0.11%	7	(3)	4
Other	—	—	—%	272	—	—%	—	—	—
Long-term debt	50,000	10	0.08%	4,826	1	0.08%	9	—	9
Junior subordinated debt owed to unconsolidated trusts	55,000	306	2.21%	55,000	298	2.15%	—	8	8
Total interest-bearing liabilities	$2,751,094	$1,535	0.22%	$2,472,820	$1,600	0.26%	$28	$(93)	$(65)

Net interest spread(1)			3.04%			3.13%

Noninterest-bearing deposits	711,703			601,220
Other liabilities	28,536			24,725
Stockholders’ equity	443,065			426,359

Total Liabilities and Stockholders’ Equity	$3,934,398			$3,525,124

Interest income / earning assets(1)	$3,684,379	$30,286	3.26%	$3,280,380	$28,015	3.39%
Interest expense / earning assets	$3,684,379	$1,535	0.16%	$3,280,380	$1,600	0.20%

Net interest margin(1)		$28,751	3.10%		$26,415	3.19%	$2,719	$(383)	$2,336

(1)             On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)             Non-accrual loans have been included in average loans.

(3)             Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

							Change in income/
	2015			2014			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$259,433	$495	0.26%	$146,744	$282	0.26%	$215	$(2)	$213
Investment securities
U.S. Government obligations	224,818	1,976	1.18%	287,383	2,785	1.30%	(567)	(242)	(809)
Obligations of states and political subdivisions(1)	239,099	4,925	2.75%	250,281	4,966	2.65%	(226)	185	(41)
Other securities	435,536	6,982	2.14%	303,544	5,194	2.29%	2,134	(346)	1,788

Loans(1) (2)	2,508,775	74,148	3.95%	2,277,343	68,717	4.03%	6,864	(1,433)	5,431
Total interest-earning assets(1)	$3,667,661	$88,526	3.23%	$3,265,295	$81,944	3.36%	$8,420	$(1,838)	$6,582

Cash and due from banks	91,964			90,436
Premises and equipment	65,256			65,256
Allowance for loan losses	(47,913)			(47,857)
Other assets	141,479			145,688

Total Assets	$3,918,447			$3,518,818

Liabilities and Stockholders’ Equity
Interest-bearing transaction Deposits	$85,995	$87	0.14%	$48,495	$20	0.06%	$23	$44	$67
Savings deposits	238,919	32	0.02%	213,932	31	0.02%	3	(2)	1
Money market deposits	1,618,175	1,495	0.12%	1,478,982	1,285	0.12%	126	84	210
Time deposits	511,183	2,010	0.53%	548,005	2,592	0.63%	(166)	(416)	(582)
Short-term borrowings:
Federal funds purchased	—	—	—%	375	1	0.36%	(1)	—	(1)
Repurchase agreements	177,937	132	0.10%	137,424	114	0.11%	31	(13)	18
Other	121	—	—%	91	—	—%	—	—	—
Long-term debt	50,000	31	0.08%	1,626	1	0.08%	30	—	30
Junior subordinated debt owed to unconsolidated trusts	55,000	900	2.19%	55,000	885	2.15%	—	15	15
Total interest-bearing liabilities	$2,737,330	$4,687	0.23%	$2,483,930	$4,929	0.27%	$47	$(289)	$(242)

Net interest spread(1)			3.00%			3.09%

Noninterest-bearing deposits	713,520			587,265
Other liabilities	27,917			25,529
Stockholders’ equity	439,680			422,094

Total Liabilities and Stockholders’ Equity	$3,918,447			$3,518,818

Interest income / earning assets(1)	$3,667,661	$88,526	3.23%	$3,265,295	$81,944	3.36%
Interest expense / earning assets	$3,667,661	$4,687	0.17%	$3,265,295	$4,929	0.21%

Net interest margin(1)		$83,839	3.06%		$77,015	3.15%	$8,373	$(1,549)	$6,824

(1)             On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)             Non-accrual loans have been included in average loans.

(3)             Annualized.

Total average interest-earning assets increased $404.0 million, or 12.3%, to $3.68 billion for the three month period ended September 30, 2015, as compared to $3.28 billion for the same period in 2014.  Total average interest-earning assets increased $402.4 million, or 12.3%, to $3.67 billion for the nine month period ended September 30, 2015, as compared to $3.27 billion for the same period in 2014.  Average loans increased for the three and nine month periods ended September 30, 2015, as compared to the same periods in 2014, primarily due to our continued emphasis on organic commercial loan growth supplemented by the Herget Financial acquisition; however, loans were added at lower yields due to the competitive lending environment.

Total average interest-bearing liability balances increased $278.3 million, or 11.3%, to $2.75 billion for the three month period ended September 30, 2015, as compared to $2.47 billion for the same period in 2014.  Total average interest-bearing liability balances increased $253.4 million, or 10.2%, to $2.74 billion for the nine month period ended September 30, 2015 as compared to $2.48 billion for the same period in 2014.  Average noninterest-bearing deposits increased $110.5 million, or 18.4%, to $711.7 million for the three month period ended September 30, 2015, as compared to $601.2 million for the same period in 2014. Average noninterest-bearing deposits increased $126.2 million, or 21.5%, to $713.5 million for the nine month period ended September 30, 2015 as compared to $587.3 million for the same period in 2014.  As of September 30, 2015, core deposits were 76.5% of total assets and are an important low cost source of funding.  In addition, in late 2014 the Company took on a modest level of long-term debt, taking advantage of low interest rates and attractive funding as a supplement to core deposits to fund loan growth.

Interest income, on a tax-equivalent basis, increased $2.3 million and $6.8 million for the three and nine month periods ended September 30, 2015, as compared to the same periods of 2014, respectively.  The interest income increase related primarily to the increase in loan volumes, as discussed above.  Interest expense decreased $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2015, as compared to the same periods of 2014, respectively.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.10% for the three month period ended September 30, 2015, compared to 3.19% for the same period in 2014 and decreased to 3.06% for the nine month period ended September 30, 2015, from 3.15% for the same period in 2014.  Net interest margin was influenced by growth in average interest-bearing bank deposits and cash and due from bank balances of $351.4 million for the nine months ended September 30, 2015, compared to $237.2 million for the nine months ended September 30, 2014.  By the end of the third quarter of 2015, these balances declined, primarily as a result of positive changes in asset mix and fluctuations in funding.

Quarterly net interest margins for 2015 and 2014 are as follows:

	2015	2014
First Quarter	3.03%	3.13%
Second Quarter	3.05%	3.13%
Third Quarter	3.10%	3.19%
Fourth Quarter	—	3.13%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.04% for the three month period ended September 30, 2015, compared to 3.13% for the same period in 2014 and was 3.00% for the nine month period ended September 30, 2015, compared to 3.09% for the same period in 2014.

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

OTHER INCOME

(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Trust fees	$4,542	$4,182	$360	8.6%	$15,385	$14,879	$506	3.4%
Commissions and brokers’ fees, net	799	676	123	18.2%	2,402	2,023	379	18.7%
Remittance processing	2,897	2,394	503	21.0%	8,372	7,120	1,252	17.6%
Service charges on deposit Accounts	3,312	3,175	137	4.3%	9,292	8,981	311	3.5%
Other service charges and Fees	1,614	1,575	39	2.5%	4,883	4,681	202	4.3%
Gain on sales of loans	1,549	1,339	210	15.7%	4,843	3,554	1,289	36.3%
Security (losses) gains, net	—	—	—	—%	(21)	40	(61)	NM
Other	1,176	863	313	36.3%	3,321	2,924	397	13.6%
Total other income	$15,889	$14,204	$1,685	11.9%	$48,477	$44,202	$4,275	9.7%

NM — percentage change not meaningful

Total other income of $15.9 million for the three month period ended September 30, 2015 increased by $1.7 million as compared to $14.2 million for the same period in 2014.  Total other income of $48.5 million for the nine month period ended September 30, 2015 increased by $4.3 million as compared to $44.2 million for the same period in 2014.

Combined wealth management revenue, consisting of trust fees and commissions and brokers’ fees, net, of $5.3 million for the three months ended September 30, 2015 rose $0.4 million from $4.9 million for the same period in 2014.  The revenue rose $0.9 million for the nine months ended September 30, 2015 to $17.8 million from $16.9 million for the same period in 2014.  Growth in new assets under care (“AUC”), driven by our wealth management teams in 2015 and 2014, impacts fee income as wealth management revenues are typically correlated to levels of AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources. In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue of $2.9 million for the three months ended September 30, 2015 increased $0.5 million compared to $2.4 million for the same period of 2014.  The revenue of $8.4 million for the nine months ended September 30, 2015 increased $1.3 million compared to $7.1 million for the same period of 2014.  The increases were primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $4.9 million for the three month period ended September 30, 2015 as compared to $4.8 million for the same period of 2014.  The category increased to $14.2 million for the nine months ended September 30, 2015 as compared to $13.7 million for the same period of 2014.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans increased to $1.5 million for the three month period ended September 30, 2015 compared to $1.3 million for the same period of 2014.  For the nine month period ended September 30, 2015, gain on sales of loans increased to $4.8 million from $3.6 million in the comparable period of 2014, predominantly based on mortgage activity.

Other income of $1.2 million for the three month period ended September 30, 2015 increased $0.3 million compared to the same period in 2014 and increased $0.4 million to $3.3 million for the nine month period ended September 30, 2015, compared to the same period in 2014 across multiple revenue sources.

OTHER EXPENSE

(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Compensation expense:
Salaries and wages	$13,365	$12,591	$774	6.1%	$41,181	$37,418	$3,763	10.1%
Employee benefits	2,352	2,263	89	3.9%	7,215	7,542	(327)	(4.3)%
Total compensation expense	$15,717	$14,854	$863	5.8%	$48,396	$44,960	$3,436	7.6%
Net occupancy expense of Premises	$2,090	$2,086	$4	0.2%	$6,496	$6,384	$112	1.8%
Furniture and equipment Expenses	1,319	1,250	69	5.5%	3,793	3,607	186	5.2%
Data processing	3,082	2,600	482	18.5%	9,843	8,099	1,744	21.5%
Amortization of intangible Assets	807	701	106	15.1%	2,384	2,181	203	9.3%
Regulatory expense	610	503	107	21.3%	1,813	1,559	254	16.3%
Other	4,325	4,304	21	0.5%	14,217	12,949	1,268	9.8%
Total other expense	$27,950	$26,298	$1,652	6.3%	$86,942	$79,739	$7,203	9.0%

Income taxes	$5,408	$4,708	$700	14.9%	$14,828	$12,771	$2,057	16.1%
Effective rate on income taxes	33.7%	34.1%			34.4%	33.7%

Efficiency ratio	60.8%	63.0%			63.9%	64.0%
Full-time equivalent employees as of period-end	789	801

Total other expense of $28.0 million for the three month period ended September 30, 2015 increased by $1.7 million as compared to $26.3 million for the same period in 2014.  Total other expense of $86.9 million for the nine month period ended September 30, 2015 increased by $7.2 million as compared to $79.7 million for the same period in 2014.  Total other expense was influenced by the Herget Financial acquisition and other non-recurring expenses during the first quarter of 2015.

Total compensation expense of $15.7 million increased $0.9 million for the three month period ended September 30, 2015 as compared to the same period in 2014 and increased $3.4 million to $48.4 million for the nine month period ended September 30, 2015, as compared to the same period in 2014.  The increase was due to higher commissions related to mortgage production, first quarter restructuring expenses, and an initial increase in the number of employees in connection with the Herget Financial acquisition. By the end of the third quarter of 2015, full-time equivalent employees had decreased to 789 from 801 at September 30, 2014.

Combined net occupancy expense of premises and furniture and equipment expenses of $3.4 million and $10.3 million for the three and nine month periods ended September 30, 2015, respectively, increased compared to the same periods in 2014.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended September 30, 2015 of $3.1 million increased from $2.6 million for the same period of 2014.  Data processing expense totaled $9.8 million for the nine month period ended September 30, 2015, compared to $8.1 million for the same period of 2014. The increase was primarily due to non-recurring software conversion expenses related to the acquisition of Herget Financial.  A portion of the increase was also related to supporting new sources of revenue growth at FirsTech.

Amortization of intangible assets increased for the three and nine month periods ended September 30, 2015, as compared to the same period in 2014 as a result of the January 8, 2015 Herget Financial acquisition.

Regulatory expense increased 21.3% and 16.3% for the three and nine month periods ended September 30, 2015, respectively, as compared to the same periods in 2014.  On June 16, 2015, the FDIC issued a Notice of Proposed Rulemaking on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets).  The refinements would become operative the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15%.  The Company projects that the proposal would be favorable and decrease our annual cost of FDIC insurance.

Other expense of $4.3 million for the three month period ended September 30, 2015 was comparable to same period in 2014.  Other expense of $14.2 million for the nine month period ended September 30, 2015 increased compared to $12.9 million for the same period in 2014. The nine month increase consisted primarily of costs related to restructuring initiatives which included a $0.7 million cost for premises impairment and other acquisition related expenses.

The effective rate on income taxes, or income taxes divided by income before taxes, of 33.7% and 34.4% for the three and nine months ended September 30, 2015, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income. As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate decreased as of January 1, 2015.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio of 60.8% for the three month period ended September 30, 2015 improved from 63.0% in the comparable period in 2014.  The efficiency ratio for the first nine months of 2015 was 63.9%, an improvement from 64.0% for the same period of 2014.  We will continue to examine appropriate avenues to improve efficiency, as a focus in future periods, with an emphasis on revenue growth.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

(dollars in thousands)

	September 30, 2015	December 31, 2014	$ Change	% Change
Assets
Securities, including available for sale and held to maturity	$952,578	$761,438	$191,140	25.1%
Loans, net, including loans held for sale	2,533,802	2,368,237	165,565	7.0%

Total assets	$3,863,565	$3,665,607	$197,958	5.4%

Liabilities
Deposits:
Noninterest-bearing	$677,791	$666,607	$11,184	1.7%
Interest-bearing	2,432,739	2,234,241	198,498	8.9%
Total deposits	$3,110,530	$2,900,848	$209,682	7.2%

Securities sold under agreements to repurchase	$176,961	$198,893	$(21,932)	(11.0)%
Long-term debt	50,000	50,000	—	—%

Total liabilities	$3,419,337	$3,231,968	$187,369	5.8%

Stockholders’ equity	$444,228	$433,639	$10,589	2.4%

Total assets increased by $198.0 million, or 5.4%, to $3.86 billion at September 30, 2015, as compared to $3.67 billion at December 31, 2014.  Securities increased by $191.1 million, or 25.1%, at September 30, 2015, compared to December 31, 2014 as a result of the Herget Financial acquisition and deployment of cash into the securities portfolio.  Total liabilities increased by $187.4 million, or 5.8%, to $3.42 billion at September 30, 2015 compared to $3.23 billion at December 31, 2014.

Stockholders’ equity increased to $444.2 million at September 30, 2015, as compared to $433.6 million at December 31, 2014.  This increase was primarily the result of earnings in the first nine months of 2015, partially offset by dividends paid on preferred and common stock.  Dividends paid on the preferred stock totaled $0.5 million for the nine months ended September 30, 2015 and 2014.  Pending necessary regulatory approval, management expects that the Company will redeem the preferred stock in full in early 2016 due to the scheduled increase in the dividend rate at that time.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	September 30, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$574,073	$17,001	$30,221	$621,295
Commercial real estate	881,925	171,686	131,079	1,184,690
Real estate construction	53,869	14,472	35,527	103,868
Retail real estate	537,283	105,771	11,720	654,774
Retail other	15,434	953	—	16,387
Total	$2,062,584	$309,883	$208,547	$2,581,014

Less held for sale(1)				15,694
				$2,565,320
Less allowance for loan losses				47,212
Net loans				$2,518,108

(1) Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290
Less allowance for loan losses				47,453
Net loans				$2,357,837

(1) Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of September 30, 2015, increased $165.3 million from December 31, 2014; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $96.9 million from December 31, 2014.  Loans held for sale increased by $5.3 million as of September 30, 2015 from December 31, 2014.   Retail real estate and retail other, less loans held for sale, increased $63.1 million as of September 30, 2015 from December 31, 2014.  Achieving growth through organic means while maintaining our strong commitment to credit quality remains a focus for us, and was supplemented during the first quarter of 2015 by the Herget Financial acquisition.

Allowance for Loan Losses

Our allowance for loan losses was $47.2 million, or 1.8% of loans, at September 30, 2015, compared to $47.5 million, or 2.0% of loans, at December 31, 2014.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of September 30, 2015, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

As net charge-offs and non-performing loans trended lower, the provision for loan loss decreased to $0.6 million for the nine months of 2015 compared to $2.0 million in the same period of 2014.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$7,875	$8,377	$10,202	$9,000
Loans 90+ days past due and still accruing	158	64	189	10
Total non-performing loans	$8,033	$8,441	$10,391	$9,010

OREO	$84	$310	$315	$216

Total non-performing assets	$8,117	$8,751	$10,706	$9,226

Allowance for loan losses	$47,212	$47,720	$47,652	$47,453
Allowance for loan losses to loans	1.8%	1.9%	1.9%	2.0%
Allowance for loan losses to non-performing loans	587.7%	565.3%	458.6%	526.7%
Non-performing loans to loans, before allowance for loan losses	0.3%	0.3%	0.4%	0.4%
Non-performing loans and OREO to loans, before allowance for loan losses	0.3%	0.3%	0.4%	0.4%

Total non-performing assets were $8.1 million at September 30, 2015, compared to $8.8 million at June 30, 2015.  The 2015 totals reflect the post-combination results of acquiring Herget Financial.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $40.7 million at September 30, 2015, compared to $30.9 million at December 31, 2014.  We do not believe the potential losses associated with these potential problem loans will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2015, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of September 30, 2015, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

As of September 30, 2015, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2015, the Company had outstanding standby letters of credit of $15.7 million and commitments to extend credit of $586.4 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of September 30, 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.00%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 4.50% and a Tier 1 leverage ratio of not less than 4.00%.  As of September 30, 2015, we had a total capital to total risk-weighted asset ratio of 17.07%, a Tier 1 capital to risk-weighted asset ratio of 15.80%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.52% and a Tier 1 leverage ratio of 11.81%; the Bank had ratios of 15.40%, 14.13%, 14.13% and 10.59%, respectively.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $49.8 million of securities classified as held to maturity at September 30, 2015.  First Busey had no securities classified as trading at September 30, 2015.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of September 30, 2015, First Busey had $902.8 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the State of Illinois net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is more-likely-than-not that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of September 30, 2015, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of September 30, 2015 and December 31, 2014, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2015	NA	NA	NA	NA	(3.14)%	(6.36)%	(9.78)%	(13.48)%

December 31, 2014	NA	NA	NA	NA	(2.47)%	(5.10)%	(8.09)%	(11.35)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2015	NA	NA	NA	NA	0.21%	0.09%	(0.48)%	(1.68)%

December 31, 2014	NA	NA	NA	NA	0.46%	0.43%	(0.17)%	(1.31)%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of September 30, 2015, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.

The following table sets forth information for the quarter ended September 30, 2015 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 — July 31, 2015	—	$—	—	666,667
August 1, 2015 — August 31, 2015	37,133	19.13	37,133	629,534
September 1, 2015 — September 30, 2015	296,200	18.86	296,200	333,334
Total	333,333	$18.89	333,333

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

(a)         None.

(b)         None.

ITEM 6.  EXHIBITS

*3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011; and (v) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  November 6, 2015