Form 10-K
period 2015-12-31
FIRST BUSEY CORP /NV/
filed 2016-03-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐                    No☒

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

Yes ☐                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $507.3 million, determined using a per share closing price for the registrant’s common stock on that date of $19.71, as quoted on The Nasdaq Global Select Market.

As of March 8, 2016, there were 28,694,852 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders of First Busey Corporation to be held May 24, 2016, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $4.0 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at multiple locations in Illinois, Florida, Indiana and Missouri.  First Busey has one wholly-owned bank subsidiary, Busey Bank (“Busey Bank” or the “Bank”), which has locations in Illinois, Indiana and Florida.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

On January 8, 2015, First Busey acquired Herget Financial Corp. (“Herget Financial”), headquartered in Pekin, Illinois and its wholly-owned bank subsidiary, Herget Bank, National Association (“Herget Bank”).  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank.  At that time, Herget Bank’s branches in Pekin, Illinois became branches of Busey Bank.  The operating results of Herget Financial are included with the Company’s results of operations since the date of acquisition. See “Note 2 —Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to this acquisition.

On May 20, 2015, the Company’s stockholders approved a resolution to authorize the board of directors to implement a reverse stock split of the Company’s common stock at a ratio of one-for-three (the “Reverse Stock Split”).  On August 17, 2015, the board of directors authorized the Reverse Stock Split, which became effective on September 8, 2015.  All share and per share information has been restated for all prior periods presented in this Annual Report on Form 10-K to give retroactive effect to the Reverse Stock Split.

On December 3, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pulaski Financial Corp., a Missouri corporation (“Pulaski”), pursuant to which Pulaski will merge into First Busey, with First Busey as the surviving corporation (the “Merger”). It is anticipated that Pulaski Bank, National Association, Pulaski’s wholly-owned bank subsidiary (“Pulaski Bank”), will be merged with and into Busey Bank, at a date following the completion of the holding company merger.  At the time of the bank merger, Pulaski Bank’s branches will become branches of Busey Bank.  As of December 31, 2015, Pulaski had total consolidated assets of $1.65 billion, total loans of $1.41 billion and total deposits of $1.21 billion.  The Federal Reserve Bank of Chicago has approved the Merger and it is anticipated to be completed in the first half of 2016, subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the stockholders of both Pulaski and First Busey.  See “Note 2 —Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to this acquisition.

Subsidiaries of First Busey

First Busey conducts the business of banking and related services through the Bank, asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and Trevett Capital Partners (“Trevett”), and retail payment processing through FirsTech, Inc. (“FirsTech”).

The Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  The Bank has 28 locations in Illinois, six in southwest Florida and one in Indianapolis, Indiana.

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

The Bank’s loan portfolio is comprised of commercial, commercial real estate, real estate construction, retail real estate, and retail other.  As of December 31, 2015, commercial loans comprised approximately 24.9%, commercial real estate comprised approximately 45.8%, real estate construction lending comprised approximately 3.6%, retail real estate comprised approximately 25.1% and retail other loans comprised approximately 0.6%.

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

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2015, Busey Trust Company had $5.1 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.

Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 3,000 agent locations in 36 states as of December 31, 2015.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

The Company’s operations are managed along three operating segments consisting of Banking, Remittance Processing and Wealth Management.  See “Note 23 — Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

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

Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  Caterpillar announced significant restructuring and cost cutting initiatives that began in the third quarter of 2015 and while no substantial direct exposure exists, we will continue to monitor the potential impact to the surrounding community and our customers.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

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

During 2015, downward pressure on commodity prices were muted in many areas by above average yields of corn and soybeans in local markets in Illinois.  Loans to finance agricultural production and other loans to farmers do not represent a significant portion of our total loan portfolio, with balances of $60.6 million or approximately 2.3% of total loans as of December 31, 2015.  Additionally, loans secured by farmland totaled $131.3 million or approximately 5.0% of total loans for the same period.   The financial condition of these customers and the agriculture base in our communities is monitored by management on an ongoing basis as appropriate for prudent risk management.

The Company has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is the host to numerous conventions and sporting events annually.

The Company has six banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and the housing market over the last few years.

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

Based on information obtained from FDIC Summary of Deposits dated June 30, 2015, First Busey ranked in the top ten in total deposits in eight Illinois counties: first in Champaign County; fourth in Ford County; eighth in Livingston County; second in Macon County; fifth in McLean County; ninth in Peoria County; second in Shelby County; and third in Tazewell County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that it effectively competes with other banks, thrifts and financial institutions in the relevant market areas.

Supervision, Regulation and Other Factors

General

Institutions insured by the Federal Deposit Insurance Corporation (the “FDIC”), like the Bank, as well as their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, First Busey’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, the Office of the Comptroller of the Currency (the “OCC”) (upon the anticipated acquisition of Pulaski Bank) and the Bureau of Consumer Financial Protection (the “CFPB”).

Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of First Busey and the Bank.

The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Busey and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of First Busey’s business, the kinds and amounts of investments they may make, bank reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, First Busey’s ability to merge, consolidate and acquire, dealings with insiders and affiliates and the Bank’s payment of dividends. In the last several years, First Busey and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused First Busey’s compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Busey and the Bank, beginning with a discussion of the continuing regulatory emphasis on capital levels.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects First Busey’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of  banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels

Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions.

Because First Busey has assets of less than $15 billion, First Busey is able to maintain its trust preferred proceeds as Tier 1 Capital but First Busey has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for First Busey and the Bank changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 were:

•                  A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•                  A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, Tier 1 Capital consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consisted primarily of Tier 1 Capital plus Tier 2 Capital, which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The Basel International Capital Accords

The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule

In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example,  noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•                 A new ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•                 An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•                 A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•                 A minimum leverage ratio of Tier 1 Capital to total quarterly adjusted average assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the Prompt Corrective Action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements

The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•                  A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•                  A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•                  A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•                  A leverage ratio of Tier 1 Capital to total quarterly adjusted average assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•                  Common Equity Tier 1 Capital ratio to risk-weighted assets of 7%,

•                  Tier 1 Capital to total risk-weighted assets of 8.5%; and

•                  Total Capital to total risk-weighted assets of 10.5%.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer. As of December 31, 2015: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2015, First Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action

An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of First Busey

General

First Busey, as the sole stockholder of the Bank, is a bank holding company. It will also be the sole stockholder of Pulaski Bank when that acquisition is consummated.  As a bank holding company, First Busey is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  First Busey is legally obligated to act as a source of financial and managerial strength to its bank subsidiaries and to commit resources to support its banks in circumstances where it might not otherwise do so. First Busey is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding its operations as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits First Busey from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. First Busey has elected to be, and continues to operate as, a financial holding company.

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

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

SBLF Redemption

Under the Small Business Jobs Act of 2010, the Treasury established a Small Business Lending Fund (the “SBLF”), a $30 billion fund that encouraged lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

First Busey applied for the SBLF program, was accepted, and on August 25, 2011, entered into a Securities Purchase Agreement with the Treasury, pursuant to which it issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a liquidation preference of $1,000 per share, for aggregate proceeds of $72.7 million. First Busey redeemed the shares on December 18, 2015 and exited the SBLF program.

Dividend Payments

First Busey’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey is subject to the limitations of Nevada law, which allows First Busey to pay dividends unless, after such dividend, (i) First Busey would not be able to pay its debts as they become due in the usual course of business or (ii) First Busey’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) its net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation

First Busey’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, First Busey is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance

The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General

The Bank is an Illinois-chartered bank. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”). Pulaski Bank, as a national bank, will add the OCC as a bank regulatory agency for that bank upon its anticipated acquisition until the time Pulaski Bank is merged with and into the Bank. The deposit accounts of the Bank and Pulaski Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. Except as otherwise indicated, Pulaski Bank is subject to virtually the same regulatory system as the Bank and the discussion below will be equally applicable to it as a subsidiary of First Busey upon acquisition, which is subject to the satisfaction of customary closing conditions and the approval of the appropriate regulatory authorities.

Deposit Insurance

FDIC-insured institutions are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 30, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.  The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments

In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments

All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency and national banks pay supervisory assessments to the OCC. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2015, the Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements

Liquidity is a measure of the ability and ease with which assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the institution has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of institutions over a one-year horizon. These tests provide an incentive for institutions to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. The Bank continues to monitor regulatory developments with consideration for potential applicability to financial institutions below the current regulatory thresholds.

Stress Testing

A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is reviewing this process.

Dividend Payments

The primary source of funds for First Busey is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profit. Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015.  However, as of December 31, 2015, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank. With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank distributed $50.0 million to the Company on January 22, 2013, distributed $60.0 million to the Company on October 22, 2014 and distributed $60.0 million to the Company on December 8, 2015.  The Company will continue to evaluate the appropriateness of future capital distributions.

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

Insider Transactions

FDIC-insured banks are subject to certain restrictions imposed by federal law on “covered transactions” between the bank and its “affiliates.” First Busey is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to First Busey, investments in the stock or other securities of First Busey and the acceptance of the stock or other securities of First Busey as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Busey and its subsidiaries, to principal stockholders of First Busey and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey or the Bank, or a principal stockholder of First Busey, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority

Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves

Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have no reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements

The Community Reinvestment Act requires FDIC-insured banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for

FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.  Based on the Bank’s loan portfolio as of December 31, 2015, the Bank does not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. First Busey does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Busey Wealth Management

Busey Wealth Management is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, Busey Wealth Management is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because Busey Wealth Management is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of Busey Wealth Management as the Federal Reserve deems necessary. Busey Wealth Management is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of Busey Wealth Management. Like Busey Bank, Busey Wealth Management is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2015, were insignificant.

Employees

As of December 31, 2015, First Busey and its subsidiaries had a total of 795 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 57, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of the Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. (“Main Street Trust”) until its merger with First Busey.

Curt A. Anderson.  Mr. Anderson, age 60, was appointed Interim President and Chief Executive Officer of Busey Wealth Management in February 2016.  Prior to that appointment, he had served as Executive Vice President and Senior Managing Director at Busey Wealth Management.

Robin N. Elliott.  Mr. Elliott, age 39, was appointed Chief Operating Officer in February 2016.  He will continue to serve as Chief Financial Officer of First Busey, which was effective on January 1, 2014, as the Company conducts a search to fill the Chief Financial Officer role.  Mr. Elliott had previously served as Director of the Business Banking Group of the Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Barbara J. Harrington.  Mrs. Harrington, age 56, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of the Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Howard F. Mooney II.  Mr. Mooney, age 51, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust.

Robert F. Plecki, Jr.  Mr. Plecki, age 55, has served as Chief Credit Officer of First Busey since March 2010.  Mr. Plecki previously served as President & Chief Executive Officer of Busey Wealth Management from October 2013 until February 2016 and Chief Operating Officer of First Busey from October 2012 until February 2016.  Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 60, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph.  Mrs. Randolph, age 41, was appointed Executive Vice President and Chief Brand Officer in March 2014.  Prior to that appointment, she served as Executive Vice President of Growth Strategies.

Christopher M. Shroyer.  Mr. Shroyer, age 50, has served as President and Chief Executive Officer of the Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

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

• changes in consumer spending;

• unexpected results of acquisitions (including the planned acquisition of Pulaski), which may include failure to realize the anticipated benefits of the acquisition, possible termination of the Merger Agreement causing the acquisition to not be completed and the possibility that the transaction costs may be greater than anticipated;

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

Economic and Market Risks

Conditions in the financial market and economic conditions, including conditions in the states in which it operates, generally may adversely affect the Company’s business.

In 2008 and 2009, the United States’ economy faced a severe economic crisis, including a major recession from which it is still recovering. Many businesses and local governments continue to experience financial difficulty and while reflecting improvement, unemployment levels in certain sectors remain elevated.  There can be no assurances that these conditions will continue to improve.  In addition, factors such as ongoing federal budget negotiations, political differences at the federal levels of the U.S. government, actions taken by the Federal Reserve System, the level of U.S. debt and global economic influences could all have destabilizing effects on financial markets and produce heightened levels of volatility.

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

For several years, the economic environment had been adverse for many households and businesses in the United States and worldwide. While economic conditions have improved since the recession, there can be no assurance that this improvement will continue. Economic pressures on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Company’s loans and our financial condition and results of operations.

The Company’s financial performance is also affected by the condition of the markets it conducts business in. The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is among the most troubled of any state in the United States with credit downgrade concerns, pension under-funding, a current budget impasse, budget deficits and political standoffs.  State budget restructuring to improve its financial condition may have negative financial effects on local governments and businesses, their employees, and directly and indirectly the Company’s customers.  Conversely, a lack of state budget restructuring to achieve budget balance and growing debt burden may also have negative financial effects on local governments and businesses, their employees, and directly and indirectly the Company’s customers.

The Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  Payment delays by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on the Company’s primary market areas, which could in turn adversely affect its financial condition and results of operations.  In addition, adverse changes in agribusiness and capital goods exports could materially adversely affect its downstate Illinois markets, which are heavily reliant upon these industries.  In addition, continued population outflow from the State of Illinois could affect the Company’s ability to attract and retain customers.

Further, southwest Florida was particularly impacted by the downturn in economic conditions in recent years.  Although recovering, another decline in economic conditions in Florida, particularly within the Company’s primary market area, could adversely affect its business in that market.  Another downturn in Illinois and Florida markets could result in a decrease in demand for products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

Market volatility and changes in interest rates could have an adverse effect on the Company.

In certain recent periods, the capital and credit markets experienced heightened volatility and disruption.  In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If the capital and credit markets experience these heightened levels of disruption and volatility again, both the Company and its customers’ ability to maintain or access capital could be adversely affected which could have an impact on the Company’s business, financial condition and results of operations.

Changes in interest rates could affect the level of assets and liabilities held on the Company’s balance sheet and the revenue that the Company earns from net interest income, as earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets such as loans and investment securities and interest expense incurred on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operation. Interest rates paid on deposit products declined significantly in recent years and while interest rates increased slightly in 2015 for the first time in nine years, future increases, if they occur, could create uncertainty in financial markets.  Such uncertainty or market fluctuations could negatively affect customer’s financial stability and ultimately, their ability to repay loan commitments.

The Company’s wealth management business may also be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, which could affect the values of assets held under care.  Management contracts generally provide for fees payable for wealth management services based on the market value of assets under care. Because most of the Company’s contracts provide for a fee based on market values of securities, declines in securities prices may have an adverse effect on the Company’s results of operations from this business. Market declines and reductions in the value of customers’ wealth management accounts, could also result in the loss of wealth management customers, including those who are also banking customers.

The Company could recognize losses on securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond the Company’s control may significantly influence the fair value of securities in its portfolio and may cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by the Company are generally subject to decreases in market value when interest rates rise. A change in the fair value of securities could cause an other-than-temporary impairment (“OTTI”) in future periods and result in realized losses. The process for determining whether impairment is an OTTI usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit ratings of one or more insurers that provide credit enhancements for the Company’s state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

The Company invests in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. In recent years, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of the Company’s investment securities. A downgrade or a default by an issuer could adversely affect the Company’s liquidity, financial condition and results of operations.

Regulatory and Legal Risks

Recent legislative and regulatory reforms applicable to the financial services industry, as well as heightened focus on particular regulations, may have a significant impact on the Company’s business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing the Company continue to evolve and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-2009 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increases both the amount and quality of capital that financial institutions must hold.  The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional expense, including increased compliance costs.

These rule and regulatory changes may also require the Company to invest significant management attention and resources so as to make necessary changes to operations in order to comply.  Legislative and regulatory changes may limit our ability to promote our objectives through compensation and incentive programs and could materially and adversely affect our business, financial condition and results of operations. The Company’s management has reviewed the provisions of the Dodd-Frank Act, the Basel III Rules, and other regulatory mandated changes, many of which have become effective or are to be phased-in over the next several years, and assessed the probable impact on operations. However, the long-term cumulative effect of these changes on the financial services industry, in general, and the Company in particular, is uncertain at this time.

In addition to the expense and uncertainty related to increased regulation, the financial services industry is facing more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with Bank Secrecy Act, anti-money laundering laws, and the USA Patriot Act, which focuses on money laundering in the form of terrorist financing.  Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations.  These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices.  If the Company were the subject of an enforcement action, it could have an adverse impact on the Company.

Credit and Lending Risks

Heightened credit risk associated with lending activities may result in insufficient loan loss provisions, which could have material adverse effect on the Company’s results of operations and financial condition.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. The Company attempts to reduce its credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by its loan review and audit departments as well as external parties. However, while such procedures help reduce risks, they cannot be expected to completely eliminate the Company’s credit risks. Borrowers may experience difficulties in repaying their loans for any of a variety of reasons resulting in a rise in the level of nonperforming loans, charge-offs and delinquencies and/or a need for increases in the provision for loan losses.

The Company establishes an allowance for loan losses and maintains it at a level considered adequate by management to absorb probable loan losses based on a continual analysis of the Company’s portfolio and market environment. The allowance for loan losses represents the Company’s estimate of probable losses in the portfolio at each balance sheet date and is based upon other relevant information available. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Changes to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in the relevant market areas. The actual amount of loan losses is affected by changes in economic, operating and other market conditions, which may be beyond the Company’s control, and such losses may exceed current estimates.

Although management believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for loan losses will not be required in the future.  Additional provision could be recorded, either as a result of management’s decision or as a requirement by regulators, to further supplement the allowance for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects. Additional provisions to the allowance for loan losses and loan losses in excess of the Company’s allowance for loan losses may adversely affect its business, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future.

The Company’s non-performing assets adversely affect its net income in various ways. While the Company pays interest expense to fund non-performing assets, it does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income and returns on assets and equity, and its loan administration costs increase and the Company’s efficiency ratio is adversely affected. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. These non-performing loans and other real estate owned also increase its risk profile and the capital its regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. The Company cannot guarantee that it will not experience increases in non-performing loans in the future, and its non-performing assets may result in further losses in the future.

Concentrations of credit and market risk could increase the potential for significant losses.

The Company may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. A significant portion of the Company’s loan portfolio is made up of commercial and industrial loans and secured by real estate. Thus, deterioration in economic conditions or real estate values could result in higher credit costs and losses to the Company.

The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which the Company requires whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  As a result of the larger average size of each commercial loan as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on the Company’s financial condition and results of operations.

A significant portion of the Company’s loans are collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses which would adversely affect profitability. Such changes especially affected the Company’s southwest Florida market in recent years during the financial crisis. Adverse changes in the economy affecting real estate values and liquidity generally, and in downstate Illinois and southwest Florida specifically, could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

Credit risk associated with concentration of securities in the Company’s investment portfolio may increase the potential for loss.

The Company’s investment portfolio consists, in part, of securities issued by government or government sponsored agencies and non-government entities. A downturn in the financial condition of the issuers, the performance of the underlying collateral, or the financial condition of the individual mortgagors with the respect of the underlying securities could create results such as rating agency downgrades of the securities and default by issuers or individual mortgagors. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses, which could adversely affect the Company’s financial condition and results of operations.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, there may be inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while it attempts to dispose of it.

Capital and Liquidity Risks

The Company is required to maintain capital to meet regulatory requirements, and if it fails to maintain sufficient capital, whether as a result of losses, inability to raise additional capital or otherwise, its financial condition, liquidity, and results of operations, as well as its ability to maintain regulatory compliance would be adversely affected.

First Busey, the Bank and Busey Wealth Management must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside the Company’s control, and on its financial condition and performance. Accordingly, the Company cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. If it fails to meet these capital and other regulatory requirements, its financial condition, liquidity and results of operations would be materially and adversely affected.

The Company’s failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well-capitalized” for bank regulatory purposes could affect customer confidence, its ability to grow, its costs of funds and FDIC insurance costs, its ability to pay dividends to its stockholders or on outstanding stock, its ability to make acquisitions, and its business, results of operations and financial condition. Furthermore, under FDIC rules, if the Company ceases to meet the requirements to be considered a “well-capitalized” institution for bank regulatory purposes, the interest rates it pays on deposits and its ability to accept, renew or rollover deposits, particularly brokered deposits, may be restricted.

Liquidity risks could affect operations and jeopardize the Company’s business, financial condition and results of operations.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Company’s primary sources of funds consist of deposits and funds from sales of investment securities, investment maturities and sales, and cash from operations. Additional liquidity is available through repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the FHLB. Access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

During periods of economic turmoil, the financial services industry and the credit markets generally may be materially and adversely affected by significant declines in asset values and depressed levels of liquidity. These and other factors could negatively affect the Company’s ability to engage in routine funding and other transactions with other financial institutions, lead to market-wide liquidity problems, loss of depositor, creditor, and counterparty confidence which could lead to losses or defaults by the Company or by other institutions. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size, limited analyst coverage, and lack of credit rating resulting from significant expense required to obtain it.

Any decline in available funding and/or capital could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or meet deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

The soundness of other financial institutions could negatively affect the Company.

The Company’s ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by the Company or by other institutions.  The Company could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the funding needed to support its growth.

Competitive and Strategic Risks

The Company faces strong competition from financial service companies and other companies that offer banking and wealth management services, which could harm its business.

The Company currently conducts its banking operations primarily in downstate Illinois and southwest Florida. In addition, it currently offers fiduciary and wealth management services through Trevett Capital Partners and Busey Wealth Management, which account for an important portion of its noninterest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations and financial condition.

First Busey may fail to realize the anticipated benefits of the Merger.

First Busey and Pulaski have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend on, among other things, First Busey’s ability to combine the businesses of First Busey and Pulaski in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of First Busey or Pulaski nor result in decreased revenues due to any loss of customers. If First Busey is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.  Moreover, First Busey will be exposed to potential asset and credit quality risks and unknown or contingent liabilities of Pulaski. If these issues or liabilities exceed its estimates, First Busey’s earnings and financial condition may be materially and adversely affected.  Failure to achieve the anticipated benefits of the Merger could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation’s business, financial condition, operating results and prospects.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the Merger Agreement and the transactions it contemplates by Pulaski and First Busey stockholders, absence of orders prohibiting completion of the Merger, approval of the issuance of First Busey common stock, as applicable, for listing on The NASDAQ Global Select Market, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Merger Agreement) and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval, or First Busey or Pulaski may elect to terminate the Merger Agreement in certain other circumstances.

First Busey will incur transaction and integration costs in connection with the Merger.

First Busey has incurred and expects that it will incur significant, non-recurring costs in connection with consummating the Merger. In addition, First Busey will incur integration costs following the completion of the Merger as First Busey integrates the businesses of the two companies, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. First Busey may also incur additional costs to maintain employee morale and to retain key employees. First Busey will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger.

Accounting and Tax Risks

Financial statements are created, in part, by assumption and methods used by management, which, if incorrect, could cause unexpected losses in the future.

The Company’s financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Certain accounting policies are critical and require management to make difficult, subjective and complex judgments about matters that are inherently uncertain, and materially different amounts could be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company’s financial statements are incorrect, it may experience material losses.

One such assumption and estimate is the valuation analysis of its goodwill. Although the Company’s analysis does not indicate impairments exist; it could be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge, on the current goodwill balance or future goodwill arising out of acquisitions, such as the anticipated acquisition of Pulaski set to occur in 2016, that the Company is required to take could have a material adverse effect on the results of operations by reducing net income or increasing net losses.

The Company is subject to changes in accounting principles, policies or guidelines.

Periodically, agencies such as the Financial Accounting Standards Board or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict and could materially impact it reports its financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may not realize tax benefits which could adversely affect our results of operations.

At December 31, 2015, the Company had recorded $21.6 million in deferred tax assets.  Deferred tax assets are designed to reduce subsequent period’s income tax expense and arise, in part, as a result of net loss carry-overs, allowance for loan losses, stock-based compensation, and deferred compensation. Such items are recorded as assets when it is anticipated the asset will be used in future periods. Valuation allowance is established when it is unlikely the assets will be realized. Significant judgment by management about matters that are by nature uncertain is required to record a deferred tax asset and establish a valuation allowance.

In evaluating the need for a valuation allowance, the Company estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. If future events differ significantly from our current forecasts, it may need to establish a valuation allowance against its net deferred tax assets, which would have a material adverse effect on its results of operations and financial condition. In addition, current portions of the net deferred tax assets relate to tax-effected state net operating loss carry-forward, the utilization of which may be further limited in the event of certain material changes in its ownership.

In addition, changes in ownership could further limit the Company’s realization of deferred tax assets. The ultimate realization of deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitation of Section 382 of the Internal Revenue Code. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carry-forwards and certain built-in losses recognized in years after the ownership change. The Company anticipates issuing a significant amount of common stock in connection with the acquisition of Pulaski.  While this will not affect an ownership change under Section 382, it may make it more likely that an ownership change under Section 382 will occur in the future.  If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving its common stock, its ability to use any of our net operating loss carry-forwards, tax credit carry-forwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on its use against future taxable income. The limitation may affect the amount of the Company’s deferred income tax asset and, depending on the limitation, a portion of its built-in losses, any net operating loss carry-forwards or tax credit carry-forwards could expire before it would be able to use them. This could adversely affect the Company’s financial position, results of operations and cash flow.

Operational Risks

The Company relies on the integrity of its operating systems and employees, and those of third parties and certain failures of such systems or error by such employees or customers could materially and adversely affect the Company’s operations.

Communications and information systems are essential to conduct the Company’s business, as it uses such systems to manage customer transactions and relationships, the general ledger, and deposits, loans, and investments.  However, the computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems as operations are dependent upon the protection of computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, cybersecurity attacks, viruses and other disruptive problems caused by hackers.

In addition, the Company outsources certain processing functions to third-party providers.  If  third-party providers encounter difficulties or if the Company has difficulty in communicating with them, the ability to adequately process and account for customer transactions may be affected and business operations may be adversely impacted.  If third-party providers are unable to meet service expectations, experience system or processing failure, or incur disruptions affecting operations, results could adversely impact the Company. The Company follows certain due diligence procedures in reviewing and vetting its third-parties, however, it cannot control their actions.

Although the Company has procedures in place to prevent or limit the effects of any of these potential problems and intends to continue to implement security technology and establish operational procedures to prevent such occurrences, technology-related disruptions, failures and cybersecurity risks are a constant threat, both for the Company and for the third-parties it works with.  Therefore, it cannot guarantee that these measures will be successful.  Any failure, interruption in, or breach in security of, its computer systems and network infrastructure, as well as those of its customers engaging in internet banking activities or electronic funds transfers, could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

Similarly, the Company is reliant upon its employees. Such dependencies create risks for potential losses resulting from employee errors, breakdowns in process or control, failures to properly execute change management, negligence, or a number of other factors outside the Company’s control. It The Company maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, customer or employee fraud and other disruptions which might impact its business. In addition, Internal Audit routinely reviews operations and high risk areas for error, deficient controls, and failure to adhere to policy.

Potential legal actions, fines and civil money penalties could arise as results of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

A breach in the security of the Company’s systems could disrupt its businesses, result in the disclosure of confidential information, damage its reputation and create significant financial and legal exposure for the Company.

Although the Company devotes significant resources to maintain and regularly upgrade systems and processes designed to protect the security of its computer systems, software, networks and other technology assets, these measures do not provide absolute security. In fact, several financial services institutions, retailers and other companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Some companies in the United States have experienced well-publicized attacks from technically sophisticated and well-resourced third-parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks may not have breached data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. Furthermore, even if not directed at the Company, attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of the Company’s businesses.

Threats to security also exist in the processing of customer information through various other third-parties, their personnel, and their use of subcontractors.  Furthermore, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data.  Such cyber incidents may go undetected for a period of time.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third-parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Because card transactions involve third-parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third-parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.

Penetration or circumvention of the Company’s security systems could result in serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or system of the Company and those of its customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to the Company or its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure and harm to the Company’s reputation, all of which would adversely affect  the Company.

These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Despite the Company’s efforts to prevent or limit the effects of potential threats, it is possible  that the Company may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security-related attacks can originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, and other external parties, including parties sponsored by hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers. These risks may increase in the future as the Company increases its mobile payments, internet-based product offerings, and expand its internal usage of web-based products and applications.

Customer or employee fraud may affect operations, result in significant financial loss, and have an adverse impact on the Company’s reputation.

Misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by employees and customers could include hiding unauthorized activities, improper or unauthorized activities or improper use of confidential information. It is not possible to prevent all errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases.

Customer or other outsiders may also attempt to perpetuate fraud or scams in the form of identity theft, money laundering, fraudulent or altered deposits, or use of counterfeit instruments, as a few examples.  The Company also faces fraud risk associated with the origination of loans, including the intentional misstatement of information in property appraisals or other underwriting documentation provided to it by customers or by third-parties.  Customers may expose the Company to certain fraud risks associated with the compromise of their computing systems or accounts, as well.

Should the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, such failures could adversely affect its business, results of operations and financial condition. Both the number and sophistication level of attempted fraudulent transactions are increasing.  Should our internal controls fail to prevent or detect an occurrence of fraud, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s ability to attract and retain management and key personnel may affect future growth and earnings and legislation imposing new compensation restrictions could adversely affect its ability to do so.

Much of the Company’s success and growth has been influenced strongly by its ability to attract and retain management experienced in banking and financial services and familiar with the communities in its market areas. The Company’s ability to retain executive officers, current management teams, lending and retail banking officers, and administrative staff of its subsidiaries continues to be important to the successful implementation of its strategy.  Also critical is the Company’s ability to attract and retain qualified staff with the appropriate level of experience and knowledge about its market areas so as to implement its community-based operating strategy. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition, and results of operation.

Damage resulting from negative publicity could harm the Company’s reputation and adversely impact its business and financial condition.

The Company’s ability to attract and maintain customers, investors, and employees is contingent upon maintaining trust. Negative public opinion could result from the Company’s actual or alleged conduct in a number of activities, including, but not limited to, employee misconduct, a failure or perceived failure to deliver appropriate standards of service and quality or to treat customers fairly, faulty lending practices, compliance failures, security breaches, corporate governance, sharing or inadequate protection of customer information, failure to comply with laws or regulations, and actions taken by government regulators and community organizations in response to that conduct. The results of such actual or alleged misconduct could include customer dissatisfaction, inability to attract potential acquisition prospects, litigation, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs and harm to the Company’s reputation. No assurance can be made, despite the cost or efforts made by the Company to address the issues arising from reputational harm, that results could not adversely affect the Company’s business, financial condition, and results of operations.

Severe weather, natural disasters, acts of terrorism or war or other adverse external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of terrorism or war and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the financial condition and results of operation.

The Company’s framework for managing risks may not be effective in mitigating risk and loss.

The Company’s risk management framework seeks to mitigate risk and loss. It has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, compliance risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations.  Risks may exist, or emerge in the future, that have not been appropriately identified or anticipated. The Company’s ability to successfully identify and manage the risks it faces is an important factor that can significantly impact results. If its risk management framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.

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

Item 3. Legal Proceedings

Two putative class action lawsuits have been filed in the Circuit Court of the County of St. Louis, Missouri. The lawsuits name as defendants the members of Pulaski’s board of directors, Pulaski and First Busey.  Demand for jury trial has been made. The lawsuits allege breaches of fiduciary duty due to the process leading to the proposed merger of Pulaski and First Busey, potential conflicts of interest, inadequate merger consideration, the terms of the merger agreement, and the failure to disclose allegedly material information related to the proposed merger. The lawsuits also allege that First Busey aided and abetted the breach of fiduciary duty. The relief sought includes class certification, declaratory relief, an injunction against the merger, rescission or rescissory damages if the merger is consummated, costs and attorney’s fees. On March 4, 2016, the plaintiff in one of the actions filed a notice voluntarily dismissing First Busey from the lawsuit.  First Busey remains a defendant in the second action.  Pulaski and First Busey each believes that the factual allegations in the complaints are without merit and intends to defend vigorously against these allegations.

In addition, as part of the ordinary course of business, First Busey and its subsidiaries are parties to litigation that is incidental to their regular business activities.

Other than described above, there is no material pending litigation, other than ordinary routine litigation incidental to its business, in which First Busey or any of its subsidiaries is involved or of which any of their property is the subject.  Furthermore, there is no pending legal proceeding that is adverse to First Busey in which any director, officer or affiliate of First Busey, or any associate of any such director or officer, is a party, or has a material interest.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sales price for First Busey common stock as reported on The Nasdaq Global Select Market.  Prices have been adjusted to reflect the Company’s September 8, 2015 one-for-three reverse stock split.

	2015		2014
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$20.58	$17.91	$18.69	$14.13
Second Quarter	$20.52	$18.18	$17.91	$16.11
Third Quarter	$20.83	$17.77	$18.00	$16.23
Fourth Quarter	$22.59	$18.65	$20.22	$16.38

During 2015 and 2014, First Busey declared cash dividends per share of common stock as follows:

	2015	2014
January	$0.15	$0.12
April	$0.15	$0.15
July	$0.15	$0.15
October	$0.17	$0.15

The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries.

As of March 8, 2016, First Busey Corporation had 28,694,852 shares of common stock outstanding held by 812 holders of record.  Additionally, there are an estimated 4,980 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended December 31, 2015.  At December 31, 2015, the Company had 333,334 shares that may yet be purchased under the plan.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite and the SNL Midwest Bank Index for the five years ended December 31, 2015.

First Busey Corporation
Stock Price Performance

Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First Busey Corporation	$100.00	$109.84	$107.30	$137.25	$159.21	$173.64
NASDAQ Composite	100.00	99.21	116.81	163.72	188.00	201.36
SNL Midwest Bank Index	100.00	94.46	113.69	155.65	169.21	171.78

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data, adjusted to reflect the Reverse Stock Split, as of year-end and for each of the five years in the period ended December 31, 2015, have been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$834,838	$759,065	$841,310	$1,001,497	$831,749
Securities held to maturity	49,832	2,373	834	—	—
Gross loans, including loans held for sale	2,637,090	2,415,690	2,295,300	2,073,110	2,051,344
Allowance for loan losses	47,487	47,453	47,567	48,012	58,506
Total assets	3,998,976	3,665,607	3,539,575	3,618,056	3,402,122
Tangible assets(1)	3,966,034	3,638,234	3,509,318	3,584,667	3,365,418
Total deposits	3,289,106	2,900,848	2,869,138	2,980,292	2,763,454
Short-term debt(2)	172,972	198,893	172,348	139,024	127,867
Long-term debt	80,000	50,000	—	7,000	19,417
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	55,000
Stockholders’ equity	373,186	433,639	415,364	408,797	409,267
Common stockholders’ equity	373,186	360,975	342,700	336,133	336,603
Tangible common stockholders’ equity(3)	343,211	336,271	316,351	307,976	306,495
Results of Operations
Interest and dividend income	$118,022	$108,075	$108,696	$116,916	$132,819
Interest expense	6,207	6,499	8,631	14,770	22,426
Net interest income	111,815	101,576	100,065	102,146	110,393
Provision for loan losses	1,600	2,000	7,500	16,500	20,000
Net income available for common stockholders	38,306	32,047	25,093	18,724	24,531
Per Share Data
Diluted earnings	$1.32	$1.10	$0.86	$0.65	$0.86
Cash dividends	0.62	0.57	0.36	0.72	0.48
Book value(4)	13.01	12.47	11.84	11.63	11.66
Tangible book value(5)	11.86	11.52	10.80	10.48	10.39
Closing stock price	20.63	19.53	17.40	13.95	15.00
Other Information
Return on average assets	0.98%	0.91%	0.71%	0.53%	0.71%
Return on average common equity	10.41%	9.11%	7.39%	5.49%	7.66%
Net interest margin(6)	3.10%	3.15%	3.15%	3.24%	3.52%
Equity to assets ratio(7)	9.39%	9.94%	9.61%	9.74%	9.22%
Dividend payout ratio(8)	46.97%	51.82%	41.86%	110.77%	55.81%

(1)Total assets less goodwill and intangible assets.

(2)Includes federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.

(3)Common equity less tax effected goodwill and intangible assets.

(4)Total common equity divided by shares outstanding as of period end.

(5)Total common equity less goodwill and intangible assets divided by shares outstanding as of period end.

(6)Tax-equivalent net interest income divided by average earning assets.

(7)Average common equity divided by average total assets.

(8)Ratio calculated using only common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2015 and 2014 and results of operations for the years ended December 31, 2015, 2014, and 2013 of First Busey and subsidiaries.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $49.8 million of securities classified as held to maturity at December 31, 2015.  First Busey had no securities classified as trading at December 31, 2015.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of December 31, 2015, First Busey had $834.8 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of securities below their amortized cost are evaluated to determine whether they are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) will more likely than not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into the amount of the total impairment related to the credit loss and the amount of total impairment related to all other factors.  The amount of the total OTTI related to the credit loss is recognized in earnings, and the amount related to all other factors is recognized in other comprehensive income.

The Company also evaluates whether the decline in fair value of an equity security is temporary or OTTI.  In determining whether an unrealized loss on an equity security is temporary or OTTI, management considers various factors including the magnitude and duration of the impairment, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the equity security to forecasted recovery.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles (“GAAP”), a valuation allowance is required to be recognized if it is more likely than not that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2015, although there is no guarantee that those assets will be recognizable in future periods.

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

Executive Summary

Operating Results

(in thousands, except per share data)

	Year Ended December 31:
	2015	2014
Net income by subsidiary:
Consolidated	$39,006	$32,774
Busey Bank	36,169	30,764
FirsTech	1,709	1,227
Busey Wealth Management	4,578	4,681
Consolidated earnings per share, fully-diluted	$1.32	$1.10

Operating Performance

First Busey Corporation’s net income for the year ended December 31, 2015 was $39.0 million and net income available to common stockholders was $38.3 million, or $1.32 per fully-diluted common share, compared to net income of  $32.8 million and net income available to common stockholders of $32.0 million, or $1.10 per fully-diluted common share, for the year ended December 31, 2014.  On January 8, 2015, the Company completed its acquisition of Herget Financial, which impacted year-to-date net income by $1.0 million in one-time expenses, occurring primarily in the first quarter of 2015.  Further, the Company undertook initiatives to refine its branch network and restructure various internal teams during the first quarter of 2015, resulting in $0.7 million of fixed asset impairments and $0.3 million in other corporate restructuring costs.

Following an extensive analysis of both customer needs and stockholder value, we consolidated three full service branches on July 30, 2015 and consolidated one additional branch on December 1, 2015.  As we successfully service many emerging customer preferences through enhanced digital and telephone support, we have also modified hours where appropriate in our remaining thirty-five branch network to better match patterns of customer usage and added online scheduling capabilities. Our streamlined retail network will continue as a dynamic funding source with a relationship-driven focus to help our customers and communities flourish.

On December 3, 2015, the Company entered into a Merger Agreement with Pulaski, pursuant to which Pulaski will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that Pulaski Bank, Pulaski’s wholly-owned bank subsidiary, will be merged with and into Busey Bank, at a date following the completion of the holding company merger.  At the time of the bank merger, Pulaski Bank’s branches will become branches of Busey Bank.  The Federal Reserve Bank of Chicago has approved the Merger and it is anticipated to be completed in the first half of 2016, subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the stockholders of both Pulaski and First Busey.  The merger with Pulaski will allow the Company to significantly expand its geographic presence through a premier St. Louis banking franchise with an almost 100-year history and a strong regional mortgage presence.  As of December 31, 2015, Pulaski had total consolidated assets of $1.65 billion, total loans of $1.41 billion and total deposits of $1.21 billion.

Significant operating performance items were:

•                  Net interest income for the year ended December 31, 2015 was $111.8 million compared to $101.6 million for year ended December 31, 2014.  2015 net interest income included a net interest recovery on non-accrual loans of $0.9 million.  The Federal Open Market Committee announced that effective December 17, 2015 the federal funds rate increased from 0.25% to 0.50%.  The Company expects this increase in interest rates to be modestly favorable to net interest income in the next year.

•                  The net interest margin for the year ended December 31, 2015 decreased to 3.10% compared to 3.15% for the year ended December 31, 2014.

•                  The efficiency ratio for the year ended December 31, 2015 improved to 62.84% from 65.11% for the same period of 2014.  During 2015, various actions were undertaken to shape the future, trimming certain areas where sensible and adding in others with a continuing commitment to deliver optimal value to our stockholders.  Following the anticipated Merger with Pulaski, one time charges relating to the integration of Pulaski may have a negative impact on the efficiency ratio in 2016.

•                  FirsTech’s net income for the year ended December 31, 2015 of $1.7 million increased from $1.2 million for the year ended December 31, 2014, primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech offers sophisticated payment processing capabilities and adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients.

•                  Busey Wealth Management’s net income for the year ended December 31, 2015 was $4.6 million compared to $4.7 million for the year ended December 31, 2014.  The Company believes the boutique services offered to ultra- high net worth clients by Trevett Capital Partners within its suite of wealth services broadens the Company’s business base and enhances its ability to develop revenue sources in future years.  In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

•                  Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 53.4% of the Company’s non-interest income for the year ended December 31, 2015, providing a balance to revenue from traditional banking activities.  Trust fees and commission and brokers’ fees increased to $23.5 million for the year ended December 31, 2015 compared to $22.3 million for the year ended December 31, 2014.  Remittance processing revenue increased to $11.1 million for the year ended December 31, 2015 compared to $9.4 million, up 18.0%, for the year ended December 31, 2014.

Asset Quality

While much internal focus has been directed toward growth, the Company’s remains committed to credit quality.  The December 31, 2015 asset metrics reflect the post combination results of acquiring Herget.  As of December 31, 2015, the Company reported non-performing loans of $12.8 million compared to $9.0 million as of December 31, 2014.  Non-performing assets as a percentage of total loans and non-performing assets continued to be low at 0.51% at December 31, 2015.  With a continued commitment to the quality of assets and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

	As of and for the Year Ended
	December 31,	December 31,
	2015	2014
	(in thousands)
Gross loans	$2,637,090	$2,415,690
Non-performing loans
Non-accrual loans	12,748	9,000
Loans 90+ days past due	15	10
Non-performing loans, segregated by geography
Illinois/ Indiana	11,732	5,309
Florida	1,031	3,701
Loans 30-89 days past due	3,282	1,819
Other non-performing assets	783	216
Non-performing assets to total loans and non-performing assets	0.51%	0.38%
Allowance as a percentage of non-performing loans	372.07%	526.67%
Allowance for loan losses to loans	1.80%	1.96%

Results of Operation — Three Years Ended December 31, 2015

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$237,819	$622	0.26%	$160,948	$411	0.26%	$194,508	$483	0.25%
Investment securities:
U.S. Government obligations	220,848	2,580	1.17%	274,062	3,491	1.27%	420,049	5,644	1.34%
Obligations of states and political Subdivisions(1)	238,129	6,574	2.76%	245,218	6,495	2.65%	287,928	7,699	2.67%
Other securities	447,333	9,625	2.15%	308,925	7,036	2.28%	225,236	4,733	2.10%
Loans(1), (2), (3)	2,532,459	100,803	3.98%	2,301,358	92,659	4.03%	2,126,536	92,498	4.35%
Total interest-earning assets(1)	$3,676,588	$120,204	3.27%	$3,290,511	$110,092	3.35%	$3,254,257	$111,057	3.41%

Cash and due from banks	86,942			87,884			92,390
Premises and equipment	64,891			65,049			68,974
Allowance for loan losses	(47,756)			(48,091)			(48,239)
Other assets	140,838			143,211			163,866
Total assets	$3,921,503			$3,538,564			$3,531,248

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$83,953	$113	0.13%	$48,431	$27	0.06%	$49,049	$30	0.06%
Savings deposits	238,224	42	0.02%	212,718	41	0.02%	207,185	57	0.03%
Money market deposits	1,628,234	2,014	0.12%	1,480,738	1,722	0.12%	1,474,222	1,779	0.12%
Time deposits	500,296	2,587	0.52%	537,415	3,333	0.62%	633,534	5,233	0.83%
Short-term borrowings:
Federal funds purchased	—	—	—%	281	1	0.36%	—	—	—%
Repurchase agreements	179,662	182	0.10%	148,452	185	0.12%	137,777	186	0.14%
Other	14	6	42.86%	68	—	—%	—	15	—%
Long-term debt	52,145	46	0.09%	9,271	7	0.08%	2,290	125	5.46%
Junior subordinated debt issued to unconsolidated trusts	55,000	1,217	2.21%	55,000	1,183	2.15%	55,000	1,206	2.19%
Total interest-bearing liabilities	$2,737,528	$6,207	0.23%	$2,492,374	$6,499	0.26%	$2,559,057	$8,631	0.34%

Net interest spread(1)			3.04%			3.09%			3.07%

Noninterest-bearing deposits	717,854			596,058			531,744
Other liabilities	28,168			25,655			28,356
Stockholders’ equity	437,953			424,477			412,091
Total liabilities and stockholders’ equity	$3,921,503			$3,538,564			$3,531,248

Interest income/earning assets(1)	$3,676,588	$120,204	3.27%	$3,290,511	$110,092	3.35%	$3,254,257	$111,057	3.41%
Interest expense/earning assets	$3,676,588	$6,207	0.17%	$3,290,511	$6,499	0.20%	$3,254,257	$8,631	0.26%
Net interest margin(1)		$113,997	3.10%		$103,593	3.15%		$102,426	3.15%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average loans.

(3)Includes loan fee income of $2.2 million, $3.0 million and $2.8 million for 2015, 2014 and 2013, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2015, 2014, and 2013
	Year 2015 vs. 2014 Change due to(1)			Year 2014 vs. 2013 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$201	$10	$211	$(85)	$13	$(72)
Investment securities:
U.S. Government obligations	(638)	(273)	(911)	(1,873)	(280)	(2,153)
Obligations of state and political subdivisions(2)	(191)	270	79	(1,132)	(72)	(1,204)
Other securities	2,997	(408)	2,589	1,879	424	2,303
Loans(2)	9,209	(1,065)	8,144	7,307	(7,146)	161
Change in interest income(2)	$11,578	$(1,466)	$10,112	$6,096	$(7,061)	$(965)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$29	$57	$86	$—	$(3)	$(3)
Savings deposits	5	(4)	1	1	(17)	(16)
Money market deposits	178	114	292	8	(65)	(57)
Time deposits	(219)	(527)	(746)	(719)	(1,181)	(1,900)
Federal funds purchased	(1)	—	(1)	1	—	1
Repurchase agreements	35	(38)	(3)	14	(15)	(1)
Other short-term borrowings	—	6	6	(7)	(8)	(15)
Long-term debt	38	1	39	97	(215)	(118)
Junior subordinated debt owed to unconsolidated trusts	—	34	34	—	(23)	(23)
Change in interest expense	$65	$(357)	$(292)	$(605)	$(1,527)	$(2,132)
Increase (decrease) in net interest income(2)	$11,513	$(1,109)	$10,404	$6,701	$(5,534)	$1,167

Percentage increase in net interest income over prior period			10.0%			1.1%

(1)Changes due to both rate and volume have been allocated proportionally.

(2)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Total average interest-earning assets increased $386.1 million, or 11.7%, to $3.68 billion in 2015, as compared to $3.29 billion in 2014. Total average interest-earning assets increased $36.3 million, or 1.1%, to $3.29 billion in 2014, as compared to $3.25 billion in 2013.  Average loans increased in 2015 and 2014 primarily due to our continued emphasis on organic commercial loan growth supplemented in 2015 by the Herget Financial acquisition; however, loans were added at lower yields than in 2013 due to the competitive lending environment.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities.  Our loan growth contributed to a positive effect on net interest margin which helped offset the downward pressure of a lower rate environment.

Total average interest-bearing liability balances increased $245.2 million, or 9.8%, to $2.74 billion in 2015, as compared to $2.49 billion in 2014.  Total average interest-bearing liability balances decreased $66.7 million, or 2.6%, to $2.49 billion in 2014, as compared to $2.56 billion in 2013.  Average noninterest-bearing deposits increased $121.8 million, or 20.4%, to $717.9 million in 2015, as compared to $596.1 million in 2014.  Average noninterest-bearing deposits increased $64.4 million, or 12.1%, to $596.1 million in 2014, as compared to $531.7 million in 2013.  Average non-interest bearing deposits represented 22.7% of total average deposits in 2015.  The Company remains strongly core deposit funded with total average deposits in 2015 representing 91.0% of total average liabilities, with solid liquidity and significant market share in the communities we serve.

Interest income, on a tax-equivalent basis, increased $10.1 million, or 9.2%, to $120.2 million in 2015, from $110.1 million in 2014. The interest income increase related primarily to the increase in loan volumes, as discussed above.  Interest income, on a tax-equivalent basis, decreased $1.0 million, or 0.9%, to $110.1 million in 2014, from $111.1 million in 2013. The interest income decline in 2014 related primarily to lower yields earned on assets in a low interest rate environment.

Interest expense decreased during 2015 by $0.3 million, or 4.5%, to $6.2 million from $6.5 million in 2014.  Interest expense decreased during 2014 by $2.1 million, or 24.7%, to $6.5 million from $8.6 million in 2013.  The decreases in interest expense during the past two years were a result of favorable changes in funding mix and decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remained low.

Net interest income, on a tax-equivalent basis, increased $10.4 million, or 10.0%, in 2015 as compared to 2014.  Net interest income, on a tax-equivalent basis, increased $1.2 million, or 1.14%, in 2014 as compared to 2013.  The Federal Open Market Committee announced that effective December 17, 2015, the federal funds rate increased from 0.25% to 0.50%.  The Company expects this increase in interest rates to be modestly favorable to net interest income in the next year.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.10% in 2015 compared to 3.15% in 2014 and 2013.  The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.04% in 2015 compared to 3.09% in 2014 and 3.07% in 2013.

The net interest margin discussion above is based upon annual results and average balances, which do not fully explain the trends of the net interest margin during the year.  The quarterly net interest margins are as follows:

	2015	2014	2013
First Quarter	3.03%	3.13%	3.10%
Second Quarter	3.05%	3.13%	3.17%
Third Quarter	3.10%	3.19%	3.20%
Fourth Quarter	3.23%	3.13%	3.12%

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

Other Income

	As of December 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Trust fees	$20,363	$19,559	$804	4.1%	$19,559	$18,521	$1,038	5.6%
Commissions and brokers’ fees, net	3,096	2,716	380	14.0%	2,716	2,416	300	12.4%
Remittance processing	11,120	9,421	1,699	18.0%	9,421	8,354	1,067	12.8%
Service charges on deposit accounts	12,600	12,038	562	4.7%	12,038	11,947	91	0.8%
Other service charges and fees	6,483	6,238	245	3.9%	6,238	5,961	277	4.6%
Gain on sales of loans	5,843	4,723	1,120	23.7%	4,723	10,227	(5,504)	(53.8)%
Security gains, net	380	776	(396)	(51.0)%	776	553	223	40.3%
Other	4,907	3,470	1,437	41.4%	3,470	4,604	(1,134)	(24.6)%
Total other income	$64,792	$58,941	$5,851	9.9%	$58,941	$62,583	$(3,642)	(5.8)%

Total other income of $64.8 million increased $5.9 million from $58.9 million in 2014.  Total other income of $58.9 million in 2014 decreased $3.7 million from $62.6 million in 2013.

Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, of $23.5 million in 2015 rose $1.2 million from $22.3 million in 2014 and 2014 income rose $1.4 million from $20.9 million in 2013. Growth in new assets under care (“AUC”), driven by our wealth management teams in 2015 and 2014, impacts fee income as wealth management revenues are typically correlated to levels of AUC.  Furthermore, the Company believes the boutique services offered by Trevett Capital Partners within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources. In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue of $11.1 million in 2015 increased 18.0% compared to $9.4 million in 2014 and revenue of $9.4 million in 2014 increased 12.8% compared to $8.4 million in 2013.  The increases were primarily due to growth in electronic processing revenues, including online and mobile services.  FirsTech adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $19.1 million in 2015 as compared to $18.3 million in 2014 and increased in 2014 as compared to $17.9 million in 2013.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans of $5.8 million in 2015 increased $1.1 million compared to $4.7 million in 2014.  Gain on sales of loans of $4.7 million in 2014 decreased $5.5 million compared to $10.2 million in 2013. Fluctuations in gain on sales of loans is predominantly based on residential mortgage activity.

Security gains, net, of $0.4 million in 2015 decreased compared to $0.8 million in 2014 but increased in 2014 compared to $0.6 million in 2013.  Security gains, net, vary based on the Company’s decisions around selling securities.

Other income of $4.9 million in 2015 increased as compared to $3.5 million in 2014 and decreased in 2014 as compared to $4.6 million in 2013.  The decrease in 2014 related to private equity investment losses and fluctuations across multiple revenue sources.

Other Expense

	As of December 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Compensation expense:
Salaries and wages	$54,020	$51,734	$2,286	4.4%	$51,734	$52,891	$(1,157)	(2.2)%
Employee benefits	9,496	9,607	(111)	(1.2)%	9,607	10,922	(1,315)	(12.0)%
Total compensation expense	$63,516	$61,341	$2,175	3.5%	$61,341	$63,813	$(2,472)	(3.9)%
Net occupancy expense of premises	$8,704	$8,462	$242	2.9%	$8,462	$8,489	$(27)	(0.3)%
Furniture and equipment expenses	4,958	4,725	233	4.9%	4,725	4,848	(123)	(2.5)%
Data processing	12,940	10,879	2,061	18.9%	10,879	10,465	414	4.0%
Amortization of intangible assets	3,192	2,884	308	10.7%	2,884	3,132	(248)	(7.9)%
Regulatory expense	2,357	2,079	278	13.4%	2,079	2,290	(211)	(9.2)%
Other	19,638	17,839	1,799	10.1%	17,839	19,274	(1,435)	(7.4)%
Total other expense	$115,305	$108,209	$7,096	6.6%	$108,209	$112,311	$(4,102)	(3.7)%

Income taxes	$20,696	$17,534	$3,162	18.0%	$17,534	$14,111	$3,423	24.3%
Effective rate on income taxes	34.7%	34.9%			34.9%	32.9%

Efficiency ratio	62.8%	65.1%			65.1%	66.4%
Full-time equivalent employees as of period-end	795	801			801	849

Total other expense of $115.3 million in 2015 increased by $7.1 million as compared to $108.2 million in 2014 but decreased by $4.1 million in 2014 as compared to $112.3 million in 2013.  In 2015, total other expense was influenced by the Herget Financial acquisition and other non-recurring expenses during the first quarter of 2015.  In 2014, the Company focused on cost control initiatives, which broadly reduced operating expenses.  We continue to examine all areas of the Company, seeking sensible opportunities to reduce cost and enhance efficiency.  Following the anticipated Merger with Pulaski, one time charges relating to the integration of Pulaski may have a negative impact on expenses in 2016.

Total compensation expense increased to $63.5 million in 2015 as compared to $61.3 million in 2014 but decreased in 2014 as compared to $63.8 million in 2013.  The 2015 increase over 2014 was due to higher commissions related to mortgage production, first quarter restructuring expenses, and an initial increase in the number of employees in connection with the Herget Financial acquisition.  Cost containment efforts and personnel reductions starting in 2013 contributed to positive expense trends from 2013 to 2014.

Combined net occupancy expense of premises and furniture and equipment expenses of $13.7 million in 2015 increased as compared to $13.2 million in 2014 but decreased in 2014 as compared to $13.3 million in 2013.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased 18.9% in 2015 to $12.9 million as compared to $10.9 million in 2014 and increased 4.0% in 2014 as compared to $10.5 million in 2013.  The increase was primarily due to non-recurring software conversion expenses related to the acquisition of Herget Financial.  A portion of the increase was also related to supporting new sources of revenue growth at FirsTech.  As the Company manages data processing expense, it continues to enhance its mobile and internet banking services and prioritize strategies to mitigate the risk from cybercriminals through the use of new technology, industry best practices and customer education.

Amortization of intangible assets increased in 2015 to $3.2 million as compared to $2.9 million in 2014 as a result of the January 8, 2015 Herget Financial acquisition.  Amortization of intangible assets decreased in 2014 as compared to $3.1 million in 2013.

Regulatory expense increased 13.4% in 2015 to $2.4 million as compared to $2.1 million in 2014.  Regulatory expense decreased 9.2% in 2014 as compared to $2.3 million in 2013.  On January 21, 2016, the FDIC issued a Notice of Proposed Rulemaking (“NPR”) on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets).  The NPR revised an NPR adopted by the board on June 16, 2015 in response to comments received.  The refinements would become operative the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15%.  The Company projects that the proposal would be favorable to our annual cost of FDIC insurance.

Other expense of $19.6 million in 2015 increased $1.8 million as compared to $17.8 million in 2014 and decreased $1.5 million in 2014 as compared to $19.3 million in 2013.  The 2015 increase was the result of restructuring initiatives, which included $0.7 million in fixed asset impairments, $0.6 million of acquisition related expenses and $0.2 million in costs exploring other strategic growth opportunities.  The 2014 decrease was the result of actions taken starting in early 2013 for widespread reductions in expenses due to an enhanced emphasis on cost control.

The effective rate on income taxes, or income taxes divided by income before taxes, of 34.7%, 34.9% and 32.9% for the years ended December 31, 2015, 2014 and 2013, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  Under current law, Illinois net operating loss carryover limitations expired in 2014 and the corporate income tax rate decreased as of January 1, 2015.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2015 to 62.8% as compared to 65.1% in 2014 and 66.4% in 2013.  We will continue to examine appropriate avenues to improve efficiency, as a focus in future periods, with an emphasis on revenue growth.

Balance Sheet

Significant Balance Sheet Items (dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
Assets
Securities, including available for sale and held to maturity	$884,670	$761,438	$123,232	16.2%
Loans, net, including loans held for sale	2,589,603	2,368,237	221,366	9.3%

Total assets	$3,998,976	$3,665,607	$333,369	9.1%

Liabilities
Deposits:
Noninterest-bearing	$881,685	$666,607	$215,078	32.3%
Interest-bearing	2,407,421	2,234,241	173,180	7.8%
Total deposits	$3,289,106	$2,900,848	$388,258	13.4%

Securities sold under agreements to repurchase	$172,972	$198,893	$(25,921)	(13.0)%
Long-term debt	80,000	50,000	30,000	60.0%

Total liabilities	$3,625,790	$3,231,968	$393,822	12.2%

Stockholders’ equity	$373,186	$433,639	$(60,453)	(13.9)%

Total assets increased by $333.4 million, or 9.1%, to $4.00 billion at December 31, 2015, as compared to $3.67 billion at December 31, 2014.  Securities increased by $123.2 million, or 16.2%, at December 31, 2015, compared to December 31, 2014 as a result of the Herget Financial acquisition and deployment of cash into the securities portfolio.  Loans, net increased by $221.4 million, or 9.3%, at December 31, 2015, compared to December 31, 2014, impacted by organic growth and the benefit of loans obtained as part of the Herget Financial acquisition.

Total liabilities increased by $393.8 million, or 12.2%, to $3.63 billion at December 31, 2015 compared to $3.23 billion at December 31, 2014.  Total deposits increased by $388.3 million, or 13.4%, at December 31, 2015, compared to December 31, 2014 as the Company remains strongly core deposit funded, with solid liquidity and significant market share in the communities it serves.  Securities sold under agreements to repurchase decreased $25.9 million, or 13.0%, due to fluctuations in customer balances.  The Company borrowed $30.0 million in 2015, in addition to $50.0 million in 2014, of long-term debt from the FHLB, which is at variable rates and prepayable, as part of its ongoing balance sheet strategy.

Stockholders’ equity decreased to $373.2 million at December 31, 2015, as compared to $433.6 million at December 31, 2014.  On December 18, 2015, the Company redeemed all of the 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, that had been issued to the United States Department of Treasury pursuant to the SBLF program.  The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends to, but excluding December 18, 2015.  2015 earnings, partially offset by dividends paid on preferred and common stock also impacted stockholders’ equity.

Investment Securities

The Company has classified the majority of its investment securities as available for sale.  Securities available for sale are carried at fair value.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  As of December 31, 2015, the fair value of securities available for sale was $834.8 million and the amortized cost was $830.9 million.  There were $6.2 million of gross unrealized gains and $2.3 million of gross unrealized losses for a net unrealized gain of $3.9 million.  The unrealized gain, net of tax, of $2.3 million has been included in stockholders’ equity.  As of December 31, 2015, the cost of securities held to maturity was $49.8 million and the fair value was $50.3 million.

The composition of securities available for sale was as follows:

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
U.S. Treasury securities	$65,191	$50,606	$102,640	$104,656	$46,035
Obligations of U.S. government corporations and agencies	132,605	167,010	257,411	370,194	349,031
Obligations of states and political subdivisions	178,612	220,161	272,152	280,288	154,437
Residential mortgage-backed securities	307,549	235,636	177,735	217,715	278,115
Corporate debt securities	148,805	79,307	25,506	24,714	2,583
Mutual funds and other equity securities	2,076	6,345	5,866	3,930	1,548
Fair value of securities available for sale	$834,838	$759,065	$841,310	$1,001,497	$831,749
Amortized cost	$830,935	$749,364	$833,735	$978,477	$809,439
Fair value as a percentage of amortized cost	100.47%	101.29%	100.91%	102.35%	102.76%

The Company had $49.8 million, $2.4 million and $0.8 million of securities classified as held to maturity at December 31, 2015, 2014 and 2013, respectively.  There were no held to maturity securities in the prior years.  Held to maturity securities are primarily obligations of states and political subdivisions.  The increase in securities classified as held to maturity in 2015 primarily relates to the Herget Financial acquisition.

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $627.4 million, or 70.9% of total securities, and $536.2 million, or 70.4% of total securities at December 31, 2015 and 2014, respectively.

The maturities, fair values and weighted average yields of securities available for sale and held to maturity as of December 31, 2015 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Available for sale(1) (2)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$64,611	1.21%	$580	2.11%	$—	—%
Obligations of U.S. government corporations and agencies	78,558	1.07%	54,047	1.14%	—	—%	—	—%
Obligations of states and political subdivisions(4)	37,933	2.51%	109,178	2.22%	28,924	5.05%	2,577	5.32%
Residential mortgage-backed securities	—	—%	23,057	2.58%	60,752	2.47%	223,740	2.24%
Corporate debt securities	529	2.28%	144,968	2.35%	3,308	2.75%	—	—%
Total	$117,020	1.54%	$395,861	1.98%	$93,564	3.28%	$226,317	2.28%

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Held to maturity(1)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)
	(dollars in thousands)
Obligations of states and political subdivisions(4)	$1,570	1.29%	$18,202	2.32%	$25,274	3.12%	$4,204	3.38%
Commercial mortgage-backed securities	—	—%	—	—%	1,021	3.21%	—	—%
Total	$1,570	1.29%	$18,202	2.32%	$26,295	3.12%	$4,204	3.38%

(1) Securities are presented based upon final contractual maturity or pre-refunded date.

(2) Excludes mutual funds and other equity securities.

(3) Securities with floating rates are assumed to remain constant at their rates as of December 31, 2015.

(4) Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Overall in 2015, the investment portfolio increased by 16.2% as a result of the Herget Financial acquisition and deployment of cash into the securities portfolio.  We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  As of December 31, 2015, the Company did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of the Company’s total stockholders’ equity.

Loan Portfolio

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Commercial	$656,576	$601,760	$580,612	$433,688	$407,855
Commercial real estate	1,208,429	1,104,151	1,092,273	981,132	980,216
Real estate construction	96,568	107,054	78,855	86,101	104,865
Retail real estate	660,542	592,473	534,493	559,836	540,146
Retail other	14,975	10,252	9,067	12,353	18,262
Total gross loans	$2,637,090	$2,415,690	$2,295,300	$2,073,110	$2,051,344

Total gross loans, including loans held for sale and deferred loan fees, before allowance for loan losses, increased 9.2% to $2.64 billion as of December 31, 2015 from $2.41 billion at December 31, 2014.  The growth was the result of organic growth and the addition of loans obtained as part of the Herget Financial acquisition.  Our focus over the past several years has been to grow loans through relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Geographic distributions of loans by category were as follows:

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	532,001	108,978	19,563	660,542
Retail other	14,125	850	—	14,975
Total gross loans	$2,107,762	$307,886	$221,442	$2,637,090

Less held for sale(1)				9,351
				$2,627,739

Less allowance for loan losses				47,487
Net loans				$2,580,252

(1)Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total gross loans	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290

Less allowance for loan losses				47,453
Net loans				$2,357,837

(1)Loans held for sale are included in retail real estate.

Total gross loans, as of December 31, 2015 increased $221.4 million from December 31, 2014; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $148.6 million from December 31, 2014.  As of December 31, 2015, gross retail real estate loans and retail other loans increased $72.8 million from December 31, 2014.  Achieving growth through organic means while maintaining our strong commitment to credit quality remains a focus, and was supplemented during the first quarter of 2015 by the Herget Financial acquisition.

Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $633.9 million and $581.9 million as of December 31, 2015 and 2014, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows from operations of the property or the borrower or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding loan accretion and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2015:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$383,088	$204,550	$69,085	$656,723
Commercial real estate	198,748	789,998	220,755	1,209,501
Real estate construction	51,991	40,587	4,036	96,614
Total	$633,827	$1,035,135	$293,876	$1,962,838

Interest rate sensitivity of selected loans
Fixed rate	$399,046	$784,879	$264,416	$1,448,341
Adjustable rate	234,781	250,256	29,460	514,497
Total	$633,827	$1,035,135	$293,876	$1,962,838

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Average loans outstanding during period	$2,532,459	$2,301,358	$2,126,536	$2,014,797	$2,173,408
Allowance for loan losses:
Balance at beginning of period	$47,453	$47,567	$48,012	$58,506	$76,038

Loans charged-off:
Commercial	$(1,333)	$(1,990)	$(964)	$(4,422)	$(10,726)
Commercial real estate	(1,462)	(1,173)	(3,904)	(15,874)	(14,298)
Real estate construction	—	(726)	(1,268)	(2,219)	(7,556)
Retail real estate	(1,534)	(3,052)	(4,015)	(6,910)	(12,165)
Retail other	(365)	(430)	(518)	(638)	(668)
Total charge-offs	$(4,694)	$(7,371)	$(10,669)	$(30,063)	$(45,413)
Recoveries:
Commercial	$391	$410	$213	$757	$1,562
Commercial real estate	1,491	2,379	563	502	1,047
Real estate construction	284	1,612	706	598	1,268
Retail real estate	729	644	875	978	2,615
Retail other	233	212	367	234	1,389
Total recoveries	$3,128	$5,257	$2,724	$3,069	$7,881
Net loans charged-off	$(1,566)	$(2,114)	$(7,945)	$(26,994)	$(37,532)
Provision for loan losses	$1,600	$2,000	$7,500	$16,500	$20,000
Balance at end of period	$47,487	$47,453	$47,567	$48,012	$58,506
Ratios:
Net charge-offs to average loans	0.06%	0.09%	0.37%	1.34%	1.73%
Allowance for loan losses to total loans at period end	1.80%	1.96%	2.07%	2.32%	2.85%

Our allowance for loan losses was $47.5 million, or 1.80% of loans, and $47.5 million, or 1.96% of loans, at December 31, 2015 and 2014, respectively.  The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2015		2014		2013		2012		2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)

Commercial	$13,115	24.9%	$10,041	24.9%	$10,378	25.3%	$8,034	20.9%	$11,082	19.9%
Commercial real estate	18,604	45.8%	20,639	45.8%	22,112	47.6%	21,085	47.3%	27,018	47.8%
Real estate construction	1,763	3.6%	2,795	4.4%	3,708	3.4%	4,842	4.2%	7,288	5.1%
Retail real estate	13,714	25.1%	13,662	24.5%	11,149	23.3%	13,724	27.0%	12,633	26.3%
Retail other	291	0.6%	316	0.4%	220	0.4%	327	0.6%	485	0.9%
Total	$47,487	100.0%	$47,453	100.0%	$47,567	100.0%	$48,012	100.0%	$58,506	100.0%

In 2015, we continued to see a decline in our net charge-offs related to improved borrower performance as well as continued recovery efforts.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in recent years are replacing years with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  Adjustments to increase qualitative factors were made during 2015 and 2014 to recognize perceived changing degrees of risk, offset decreasing quantitative factors and reflect management’s evaluation of risk.

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

As of December 31, 2015, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

As net charge-offs and non-performing loans trended lower, the provision for loan losses decreased to $1.6 million in 2015 compared to $2.0 million in 2014 and $7.5 million in 2013.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each year indicated:

	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-accrual loans	$12,748	$9,000	$17,164	$25,104	$38,340
Loans 90+ days past due and still accruing	15	10	195	256	173
Total non-performing loans	$12,763	$9,010	$17,359	$25,360	$38,513

Repossessed assets	$779	$—	$1,732	$2,949	$6,378
Other assets acquired in satisfaction of debts previously contracted	4	216	401	501	2,074
Total other real estate owned (“OREO”)	$783	$216	$2,133	$3,450	$8,452

Total non-performing loans and OREO	$13,546	$9,226	$19,492	$28,810	$46,965
Non-performing loans to loans, before allowance for loan losses	0.48%	0.37%	0.76%	1.22%	1.88%
Non-performing loans and OREO to loans, before allowance for loan losses	0.51%	0.38%	0.85%	1.39%	2.28%
Performing restructured loans not included above	$8,830	$11,866	$11,891	$22,051	$33,637

Total non-performing loans and OREO were $13.5 million at December 31, 2015, compared to $9.2 million at December 31, 2014.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The 2015 totals reflect the post-combination results of acquiring Herget Financial.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $29.2 million at December 31, 2015, compared to $30.9 million at December 31, 2014.  We do not believe the potential losses associated with these potential problem loans will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2015, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of December 31, 2015, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 22.7% for the year ended December 31, 2015, from 20.7% for the year ended December 31, 2014, and 18.3% for the year ended December 31, 2013.  We continue to focus on deepening our relationship value with customers, which, in turn, fosters deposit growth.  In addition, deposit growth was impacted in 2015 by the Herget Financial acquisition.

	Year Ended December 31,
	2015			2014			2013
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Noninterest-bearing
demand deposits	$717,854	22.7%	0.00%	$596,058	20.7%	0.00%	$531,744	18.3%	0.00%
Interest-bearing demand
deposits	83,953	2.6%	0.13%	48,431	1.7%	0.06%	49,049	1.7%	0.06%
Savings/Money Market	1,866,458	58.9%	0.11%	1,693,456	58.9%	0.10%	1,681,407	58.1%	0.11%
Time deposits	500,296	15.8%	0.52%	537,415	18.7%	0.62%	633,534	21.9%	0.83%
Total	$3,168,561	100.0%	0.15%	$2,875,360	100.0%	0.18%	$2,895,734	100.0%	0.25%

At December 31, 2015, the ending balance of time deposits with a minimum denomination of $100,000 was approximately $128.1 million with the following maturities (dollars in thousands):

Under 3 months	$23,539
3 to 6 months	23,066
6 to 12 months	35,597
Over 12 months	45,901
Total	$128,103

The Company had reciprocal brokered time deposits of $0.4 million at December 31, 2015 included in the balance of time deposits with maturities in excess of 12 months.  The Company also had national certificates of deposit of $0.4 million at December 31, 2015 included in the balance of time deposits, with maturities of $0.3 million in 6 to 12 months and $0.1 million in excess of 12 months.

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2015, 2014 and 2013. Securities sold under agreements to repurchase generally represent overnight borrowing transactions.  First Busey had no other categories of short-term borrowings outstanding as of December 31, 2015, 2014 and 2013; however, during 2014 the Company purchased federal funds and FHLB advances to test operational availability to access funds if needed.

Further, on November 20, 2015, the Company entered into a credit agreement to make available a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2016.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amounts on its loan at December 31, 2015; however, during the fourth quarter of 2015 the Company tested operational availability to access funds if needed.

Securities sold under agreements to repurchase	December 31,
	2015	2014	2013
	(dollars in thousands)
Balance	$172,972	$198,893	$172,348
Weighted average interest rate at end of period	0.18%	0.14%	0.13%
Maximum outstanding at any month end	$202,376	$198,893	$172,348
Average daily balance	$179,662	$148,452	$137,777
Weighted average interest rate during period(1)	0.10%	0.12%	0.14%

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

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash and due from banks	$86,942	$87,884	$92,390
Interest-bearing bank deposits	237,819	160,948	194,508
Total	$324,761	$248,832	$286,898
Percent of average total assets	8.3%	7.0%	8.1%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve and the FHLB, and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

During 2015 and 2014, as part of our ongoing balance sheet strategy, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options by executing $30.0 million and $50.0 million in FHLB discount note indexed advances, respectively.  The variable rate notes range in maturity from nineteen months to ten years with options to prepay at par prior to maturity.

As of December 31, 2015, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

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

With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank distributed $50.0 million to the Company on January 22, 2013, distributed $60.0 million to the Company on October 22, 2014 and distributed $60.0 million to the Company on December 8, 2015.  The Company will continue to evaluate the appropriateness of future capital distributions.

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2015 and 2014, we had outstanding loan commitments including lines of credit of $618.6 million and $561.4 million, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2015:

			Junior
			Subordinated
			Debt Owed to
	Certificates of	Operating	Unconsolidated	Long-term
	Deposit	Leases	Trusts	Debt	Total
	(dollars in thousands)
2016	$285,381	$895	$—	$—	$286,276
2017	98,672	726	—	30,000	129,398
2018	42,113	348	—	—	42,461
2019	17,958	231	—	20,000	38,189
2020	13,425	170	—	—	13,595
Thereafter	502	—	55,000	30,000	85,502
Total	$458,051	$2,370	$55,000	$80,000	$595,421

Commitments to extend credit and standby letters of credit					$633,876

Cash Flows

Net cash flows provided by operating activities totaled $61.5 million, $68.1 million and $98.2 million in 2015, 2014 and 2013, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, gain on sales of loans, and activities related to the origination and sale of mortgage loans held for sale. Net cash provided by mortgage loan originations was $8.6 million in 2015, $8.2 million in 2014 and $36.4 million in 2013. Fluctuations in sales are primarily a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash used in investing activities was $134.2 million in 2015, $51.3 million in 2014, and $118.7 million in 2013. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios and cash received in acquisitions.  Due to the continued emphasis on growth, the Company experienced a net increase in loans of $118.4 million in 2015, $126.6 million in 2014 and $258.4 million in 2013.

Net cash provided by financing activities totaled $52.6 million in 2015 and $91.0 million in 2014 as compared to net cash used in financing activities of $99.1 million in 2013. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, payment of dividends and proceeds and redemption from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $146.4 million in 2015 and $31.7 million in 2014, and as such, drove the positive cash inflow from financing activities. In comparison, deposits shrank $111.2 million in 2013.  Securities sold under agreements to repurchase decreased $25.9 million in 2015, but increased $26.5 million in 2014 and $33.3 million in 2013.  In 2015 and 2014, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options.  In 2015, the Company redeemed all of the 72,664 shares of its Series C Preferred Stock that had been issued to the Treasury pursuant to the SBLF program.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.00%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 4.50% and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2015, we had a total capital to total risk-weighted asset ratio of 14.55%, a Tier 1 capital to risk-weighted asset ratio of 13.29%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.52% and a Tier 1 leverage ratio of 10.13%; the Bank had ratios of 13.45%, 12.19%, 12.19% and 9.32%, respectively.

Redemption of Preferred Stock Under the Small Business Lending Fund

On August 25, 2011, the Company entered into the Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Series C Preferred Stock, having a liquidation preference of $1,000 per share, for aggregate proceeds of $72,664,000.  On December 18, 2015, the Company redeemed all of the 72,664 shares of its Series C Preferred Stock that had been issued to the Treasury pursuant to the SBLF program.  The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends to, but excluding December 18, 2015.  The redemption was approved by the Company’s primary federal regulator and terminates the Company’s participation in the SBLF program.  Before redemption, the Series C Preferred Stock qualified as Tier 1 capital for the Company. Non-cumulative dividends were payable quarterly on the Series C Preferred Stock, which began October 1, 2011.

CPP Warrant

In connection with the Company’s participation in the Capital Purchase Program (“CPP”), the Company issued to Treasury a warrant to purchase 382,555 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 191,278.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2015, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2015 appears in “Note 1 — Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The Company has not identified any other standards that it believes merit further discussion.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of December 31, 2015 and 2014, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

December 31, 2015	NA	NA	NA	NA	(0.01)%	(0.33)%	(1.00)%	(1.93)%

December 31, 2014	NA	NA	NA	NA	(2.47)%	(5.10)%	(8.09)%	(11.35)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

December 31, 2015	NA	NA	NA	NA	3.04%	5.58%	7.59%	8.95%

December 31, 2014	NA	NA	NA	NA	0.46%	0.43%	(0.17)%	(1.31)%

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

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 65, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of December 31, 2015, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of First Busey Corporation and subsidiaries and our report dated March 8, 2016, expressed an unqualified opinion.

/s/ RSM US LLP

Champaign, Illinois

March 8, 2016

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2015. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 18 — Stock Incentive Plans” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	96,568	$43.64	1,245,632
Equity compensation plans not approved by stockholders	—	—	—
Total	96,568	$43.64	1,245,632

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Date: March 8, 2016

FIRST BUSEY CORPORATION
BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer
(Principal Executive Officer)

BY	/s/ ROBIN N. ELLIOTT
Robin N. Elliott
Chief Financial Officer
(Principal Financial Officer)

BY	/s/ SUSAN K. MILLER
Susan K. Miller
Deputy Chief Financial Officer and
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director	March 8, 2016
Van A. Dukeman	(Principal Executive Officer)

/s/ ROBIN N. ELLIOTT	Chief Financial Officer	March 8, 2016
Robin N. Elliott	(Principal Financial Officer)

/s/ SUSAN K. MILLER	Deputy Chief Financial Officer and Chief	March 8, 2016
Susan K. Miller	Accounting Officer
(Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Chairman	March 8, 2016
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director	March 8, 2016
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director	March 8, 2016
David J. Downey

Signature	Title	Date
/s/ STEPHEN V. KING	Director	March 8, 2016
Stephen V. King

/s/ E. PHILLIPS KNOX	Director	March 8, 2016
E.Phillips Knox

/s/ V. B. LEISTER, JR.	Director	March 8, 2016
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director	March 8, 2016
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director	March 8, 2016
George T. Shapland

/s/ THOMAS G. SLOAN	Director	March 8, 2016
Thomas G. Sloan

/s/ JON D. STEWART	Director	March 8, 2016
Jon D. Stewart

/s/ PHYLLIS M. WISE	Director	March 8, 2016
Phyllis M. Wise

Exhibit Index

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated December 3, 2015, by and among First Busey Corporation and Pulaski Financial Corp. (filed as Exhibit 2.1 to First Busey’s Form 8-K dated December 3, 2015, filed with the Commission on December 3, 2015 (Commission No. 0-15950), and incorporated herein by reference)

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011; and (v) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015, (filed as Exhibit 3.1 to First Busey’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on November 6, 2015 (commission File No. 0-15950), and incorporated herein by reference)

3.2

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.1	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.2

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.3

First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.4

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.5

Employment agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission File No. 0-15950), and incorporated by reference herein)

10.6

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2011, filed with the Commission on March 29, 2002 (Commission File No. 000-30031), and incorporated by reference herein)

10.7

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2011, filed with the Commission on March 29, 2002 (Commission File No. 000-30031), and incorporated by reference herein)

10.8

Main Street Trust, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 filed on November 29, 2000 (Commission File No. 333-50890), and incorporated by reference herein)

10.9

Employment agreement by and between First National Bank of Decatur and Christopher M. Shroyer (filed as Exhibit 10.5 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2002, filed with the Commission on March 24, 2003 (Commission File No. 000-30031), and incorporated by reference herein)

10.10

Employment agreement by and between BankIllinois Financial Corporation and Robert F. Plecki (filed as Exhibit 10.6 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004 (Commission File No. 000-30031), and incorporated by reference herein)

10.11

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission File No. 000-30031), and incorporated by reference herein)

10.12

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission File No. 000-30031), and incorporated by reference herein)

10.13

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.14

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.15

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.16

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.17

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Warrant to Purchase Common Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.18

Van A. Dukeman First Amendment to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.19

Employment agreement by and between Main Street Trust, Inc. and Christopher M. Shroyer (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.20

Christopher M. Shroyer First Amendment to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.21

Employment agreement by and between Main Street Trust, Inc. and Robert F. Plecki (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.22

Robert F. Plecki First Amendment to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.23	2010 Equity Incentive Plan (filed as Appendix C to First Busey’s definitive proxy statement filed with the Commission on April 2, 2015 (Commission No. 0-15950). and incorporated herein by reference)

10.24

Employment Agreement by and among First Busey Corporation, Busey Bank and John J. Powers (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 9, 2013 (Commission No. 0-15950), and incorporated herein by reference)

10.25

Employment Agreement by and among First Busey Corporation, Busey Bank and Robin Elliott (filed as Exhibit 10.1 to Form 8-K dated May 22, 2014, filed with the Commission on May 27, 2014 (Commission No. 0-15950), and incorporated herein by reference)

10.26

Employment Agreement by and among First Busey Corporation, FirsTech Inc. and Howard Mooney (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.27

Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of November 20, 2015 (filed as Exhibit 10.1 to Form 8-K dated November 20, 2015, filed with the Commission on November 25, 2015 (Commission No. 0-15950), and incorporated herein by reference)

*21.1	List of Subsidiaries of First Busey Corporation

*23.1	Consent of RSM US LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Champaign, Illinois
March 8, 2016

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
	(dollars in thousands)
ASSETS
Cash and due from banks (interest-bearing 2015 $250,404; 2014 $243,769)	$319,280	$339,438
Securities available for sale, at fair value	834,838	759,065
Securities held to maturity, at amortized cost	49,832	2,373
Loans held for sale	9,351	10,400
Loans (net of allowance for loan losses 2015 $47,487; 2014 $47,453)	2,580,252	2,357,837
Premises and equipment, net	63,088	63,974
Goodwill	25,510	20,686
Other intangible assets, net	7,432	6,687
Cash surrender value of bank owned life insurance	43,103	41,470
Deferred tax assets, net	21,638	22,173
Other assets	44,652	41,504
Total assets	$3,998,976	$3,665,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$881,685	$666,607
Interest-bearing	2,407,421	2,234,241
Total deposits	3,289,106	2,900,848

Securities sold under agreements to repurchase	172,972	198,893
Long-term debt	80,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	28,712	27,227
Total liabilities	$3,625,790	$3,231,968

Commitments and contingencies (see Note 20 - Commitments, Contingencies and Credit Risk)

Stockholders’ Equity
Series C Preferred stock, $.001 par value, 2014 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value	$—	$72,664
Common stock, $.001 par value, authorized 66,666,667 shares; issued 29,427,738 shares	29	29
Surplus	591,053	593,746
Retained earnings (deficit)	(190,265)	(210,384)
Accumulated other comprehensive income	2,340	5,817
Total stockholders’ equity before treasury stock	403,157	461,872
Common stock shares held in treasury at cost — 2015 732,887; 2014 475,441	(29,971)	(28,233)
Total stockholders’ equity	373,186	433,639
Total liabilities and stockholders’ equity	$3,998,976	$3,665,607

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$100,395	$92,395	$92,233
Interest and dividends on investment securities:
Taxable interest income	14,330	12,427	12,570
Non-taxable interest income	3,297	3,253	3,893
Total interest income	118,022	108,075	108,696

Interest expense:
Deposits	4,756	5,123	7,099
Federal funds purchased and securities sold under agreements to repurchase	182	186	186
Short-term borrowings	6	—	15
Long-term debt	46	7	125
Junior subordinated debt owed to unconsolidated trusts	1,217	1,183	1,206
Total interest expense	6,207	6,499	8,631
Net interest income	111,815	101,576	100,065
Provision for loan losses	1,600	2,000	7,500
Net interest income after provision for loan losses	110,215	99,576	92,565

Other income:
Trust fees	20,363	19,559	18,521
Commissions and brokers’ fees, net	3,096	2,716	2,416
Remittance processing	11,120	9,421	8,354
Service charges on deposit accounts	12,600	12,038	11,947
Other service charges and fees	6,483	6,238	5,961
Gain on sales of loans	5,843	4,723	10,227
Security gains, net	380	776	553
Other	4,907	3,470	4,604
Total other income	64,792	58,941	62,583

Other expense:
Salaries and wages	54,020	51,734	52,891
Employee benefits	9,496	9,607	10,922
Net occupancy expense of premises	8,704	8,462	8,489
Furniture and equipment expenses	4,958	4,725	4,848
Data processing	12,940	10,879	10,465
Amortization of intangible assets	3,192	2,884	3,132
Regulatory expense	2,357	2,079	2,290
Other	19,638	17,839	19,274
Total other expense	115,305	108,209	112,311
Income before income taxes	59,702	50,308	42,837
Income taxes	20,696	17,534	14,111
Net income	$39,006	$32,774	$28,726
Preferred stock dividends	700	727	3,633
Net income available for common stockholders	$38,306	$32,047	$25,093

Basic earnings per common share	$1.32	$1.11	$0.87
Diluted earnings per common share	$1.32	$1.10	$0.86

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(dollars in thousands)
Net income	$39,006	$32,774	$28,726
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	(5,418)	2,902	(14,892)
Reclassification adjustment for (gains) included in net income	(380)	(776)	(553)
Other comprehensive (loss) income, before tax	(5,798)	2,126	(15,445)
Income tax (benefit) expense related to items of other comprehensive income	(2,321)	765	(6,359)
Other comprehensive (loss) income, net of tax	(3,477)	1,361	(9,086)
Comprehensive income	$35,529	$34,135	$19,640

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014, and 2013

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other
	Preferred	Common		Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Total
Balance, December 31, 2012	$72,664	$29	$594,470	$(240,321)	$13,542	$(31,587)	$408,797

Net income	—	—	—	28,726	—	—	28,726
Other comprehensive loss	—	—	—	—	(9,086)	—	(9,086)
Issuance of 7,498 shares of treasury stock for employee stock purchase plan	—	—	(288)	—	—	394	106
Net issuance of 37,004 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(2,145)	—	—	1,927	(218)
Cash dividends common stock at $0.36 per share	—	—	—	(10,407)	—	—	(10,407)
Stock dividend equivalents restricted stock units at $0.36 per share	—	—	87	(87)	—	—	—
Stock based employee compensation	—	—	1,079	—	—	—	1,079
Preferred stock dividends	—	—	—	(3,633)	—	—	(3,633)
Balance, December 31, 2013	$72,664	$29	$593,203	$(225,722)	$4,456	$(29,266)	$415,364

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2015, 2014, and 2013

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other
	Preferred	Common		Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Total
Balance, December 31, 2013	$72,664	$29	$593,203	$(225,722)	$4,456	$(29,266)	$415,364

Net income	—	—	—	32,774	—	—	32,774
Other comprehensive income	—	—	—	—	1,361	—	1,361
Issuance of 12,612 shares of treasury stock for employee stock purchase plan	—	—	(481)	—	—	692	211
Net issuance of 6,206 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(375)	—	—	341	(34)
Cash dividends common stock at $0.57 per share	—	—	—	(16,497)	—	—	(16,497)
Stock dividend equivalents restricted stock units at $0.57 per share	—	—	212	(212)	—	—	—
Stock based employee compensation	—	—	1,187	—	—	—	1,187
Preferred stock dividends	—	—	—	(727)	—	—	(727)
Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2015, 2014, and 2013

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other
	Preferred	Common		Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Total
Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	39,006	—	—	39,006
Other comprehensive loss	—	—	—	—	(3,477)	—	(3,477)
Issuance of 15,292 shares of treasury stock for employee stock purchase plan	—	—	(590)	—	—	881	291
Net issuance of 59,983 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(3,784)	—	—	3,643	(141)
Issuance of 612 shares of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.62 per share	—	—	—	(17,919)	—	—	(17,919)
Stock dividend equivalents restricted stock units at $0.62 per share	—	—	268	(268)	—	—	—
Stock based employee compensation	—	—	1,418	—	—	—	1,418
Preferred stock dividends	—	—	—	(700)	—	—	(700)
Purchase of 333,333 shares of treasury stock	—	—	—	—	—	(6,296)	(6,296)
Cash paid in lieu of fractional shares in reverse stock split	—	—	(5)	—	—	—	(5)
Redemption of SBLF	(72,664)	—	—	—	—	—	(72,664)
Balance, December 31, 2015	$—	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$39,006	$32,774	$28,726
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,418	1,187	1,079
Depreciation	5,697	5,572	5,466
Amortization of intangible assets	3,192	2,884	3,132
Premises and equipment impairment	670	—	—
Provision for loan losses	1,600	2,000	7,500
Provision for deferred income taxes	2,985	12,715	10,110
Amortization of security premiums and discounts, net	8,360	7,305	8,744
Accretion of premiums and discounts on loans, net	(1,476)	—	—
Net security gains	(380)	(776)	(553)
Gain on sales of loans, net	(5,843)	(4,723)	(10,227)
Increase in cash surrender value of bank owned life insurance	(1,454)	(796)	(1,189)
Net losses (gains) on disposition of premises and equipment	355	(19)	(533)
Increase (decrease) in deferred compensation	201	363	(49)
Change in assets and liabilities:
(Increase) decrease in other assets	(137)	2,112	9,620
Decrease in other liabilities	(1,329)	(650)	(63)
Net cash provided by operating activities before activities for loans originated for sale	$52,865	$59,948	$61,763

Loans originated for sale	(267,737)	(222,976)	(450,226)
Proceeds from sales of loans	276,377	231,139	486,616

Net cash provided by operating activities	$61,505	$68,111	$98,153

Cash Flows from Investing Activities Securities:
Purchases of securities classified available for sale	(235,291)	(182,123)	(83,718)
Purchases of securities classified held to maturity	(16,287)	(1,026)	(839)
Proceeds from sales of securities classified available for sale	25,068	74,113	16,365
Proceeds from maturities of securities classified available for sale	200,780	185,329	203,908
Proceeds from maturities of securities classified held to maturity	480	10	—
Net increase in loans	(118,398)	(126,604)	(258,366)
Purchases of premises and equipment	(4,114)	(3,778)	(2,549)
Proceeds from disposition of premises and equipment	312	78	2,856
Proceeds from sale of OREO properties	1,090	2,739	3,645
Net cash received in acquisitions	12,114	—	—

Net cash used in investing activities	$(134,246)	$(51,262)	$(118,698)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(86,574)	$(86,300)	$(108,828)
Net increase (decrease) in demand deposits, money market and savings accounts	232,931	118,010	(2,326)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(25,921)	26,545	33,324
Principal payments on long-term debt	—	—	(7,000)
Proceeds from long-term debt	30,000	50,000	—
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(269)	(45)	(237)
Redemption of SBLF preferred stock	(72,664)	—	—
Cash dividends paid	(18,619)	(17,224)	(14,040)
Cash payment for fractional shares related to reverse stock split	(5)	—	—
Purchase of treasury stock	(6,296)	—	—

Net cash provided by (used in) financing activities	52,583	90,986	(99,107)

Net (decrease) increase in cash and due from banks	(20,158)	107,835	(119,652)
Cash and due from banks, beginning	339,438	231,603	351,255

Cash and due from banks, ending	$319,280	$339,438	$231,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Payments for:
Interest	$6,282	$6,665	$9,086
Income taxes	17,170	6,395	4,749

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	1,251	660	2,068

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business

First Busey Corporation is a Nevada corporation and a financial holding company. The Company’s subsidiaries provide retail and commercial banking services, remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Illinois, Indianapolis, Indiana and southwest Florida.  The Company and its subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services.  The Company and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

All share and per share information has been restated for all prior periods presented in this Annual Report on Form 10-K to give retroactive effect to the Reverse Stock Split.

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

The Consolidated Financial Statements of the Company have been prepared in conformity with GAAP and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying Consolidated Financial Statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of investment securities, the determination of the allowance for loan losses and the ability to realize its deferred tax assets.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  Busey Trust Company had assets under care of $5.1 billion and $5.2 billion at December 31, 2015 and 2014, respectively.

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

Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether they are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (x) the amount of the total impairment related to the credit loss and (y) the amount of total impairment related to all other factors.  The amount of the total OTTI related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

The Company also evaluates whether the decline in fair value of an equity security is temporary or OTTI.  In determining whether an unrealized loss on an equity security is temporary or OTTI, management considers various factors, including the magnitude and duration of the impairment, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the equity security to forecasted recovery.

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

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the type of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.  The Company had no impairment recorded at December 31, 2015 and 2014.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of purchase premiums and discounts, charge-offs, the allowance for loan losses, and any deferred origination fees or costs on loans.

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

Interest income is accrued daily on the outstanding balances.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  Past due status is based on the contractual terms of the loan.

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

Purchased credit-impaired loans

In conjunction with business combinations, the Company purchases loans, some of which have shown evidence of credit deterioration since origination.  These purchased credit-impaired (“PCI”) loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, the seller’s allowance for loan losses is not carried over or recorded as of the acquisition date.

PCI loans are reviewed individually or aggregated into pools of loans based on common risk characteristics.  The Company estimates the amount and timing of expected cash flows and the excess of the cash flows expected to be collected over the recorded investment, if material, is considered to be the accretable yield and is recognized as interest income over the life. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference.

Over the life, expected cash flows continue to be estimated and any increases in expected cash flows over those expected at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date that are probable are recognized by recording an allowance for loan losses.

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

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value.   The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2015 and 2014.  It is possible the Company will evaluate its goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment.  See Note 9 — Goodwill and Other Intangible Assets for further discussion.

Cash surrender value of bank-owned life insurance

The Company has purchased life insurance policies on certain executives and senior officers.  Life insurance is recorded at its cash surrender value.

ASC Topic 715, “Compensation—Retirement Benefits” requires an employer to recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period.  The Company has an accrued liability, included in other liabilities, for this arrangement.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2011.  The provision for income taxes is based on income as reported in the Consolidated Financial Statements.

The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that the deferred tax assets will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate recoverability of its deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends.

The Company evaluated the recoverability of its net deferred tax assets and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2015, although there is no guarantee that those assets will be recognizable in future periods.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2015 and 2014.

At December 31, 2015, the Company was not under examination by any tax authority.

Treasury Stock

Treasury stock acquired is recorded at cost.  Treasury stock issued is valued based on the “first-in, first-out” method.  Gains and losses on issuance are recorded as increases or decreases to surplus.

Stock-based employee compensation

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010.  During the second quarter of 2015, the Company adopted an amendment to revise some technical terms to the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 20, 2015.  The Company will no longer make any additional grants under prior plans.

The Company’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel. All of the Company’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans. See Note 18 — Stock Incentive Plans for further discussion.

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

Segment disclosure

Operating segments are components of a business that (i) engage in business activities from which it may earn revenues and incur expenses; (ii) have operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (iii) for which discrete financial information is available. The Company’s operations are managed along three operating segments consisting of Banking, Remittance Processing and Wealth Management.

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

On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  The operating results of Herget Financial are included with the Company’s results of operations since the date of acquisition.  On December 3, 2015, the Company entered into a Merger Agreement with Pulaski.  The Merger is anticipated to be completed in the first half of 2016, and is subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the stockholders of both Pulaski and First Busey.  See “Note 2 —Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to these acquisitions.

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

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At December 31, 2015, 61,568 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2014, 152,543 outstanding options, 191,278 warrants, and 117,992 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Earnings per common share, adjusted to reflect the Reverse Stock Split, have been computed as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income available to common stockholders	$38,306	$32,047	$25,093
Shares:
Weighted average common shares outstanding	28,928	28,969	28,921
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	175	128	100

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	29,103	29,097	29,021

Basic earnings per common share	$1.32	$1.11	$0.87

Diluted earnings per common share	$1.32	$1.10	$0.86

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2015.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  There were no significant subsequent events for the year ended December 31, 2015 through the filing date of these Consolidated Financial Statements.

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

ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by, among other things, requiring: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 will be effective on January 1, 2018 and the Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Note 2.  Acquisitions

Pulaski

On December 3, 2015, the Company entered into a Merger Agreement with Pulaski, pursuant to which Pulaski will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that Pulaski Bank will be merged with and into Busey Bank, at a date following the completion of the holding company merger.  At the time of the bank merger, Pulaski Bank’s branches will become branches of Busey Bank.  The Federal Reserve Bank of Chicago has approved the Merger and it is anticipated to be completed in the first half of 2016, subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the stockholders of both Pulaski and First Busey.  As of December 31, 2015, Pulaski had total consolidated assets of $1.65 billion, total loans of $1.41 billion and total deposits of $1.21 billion.

The merger with Pulaski will allow the Company to significantly expand its geographic presence through a premier St. Louis banking franchise with an almost 100-year history and a strong regional mortgage presence.  By acquiring organizations with a similar philosophy in markets which complement the Company’s existing customer base, it intends to expand its franchise through balanced, integrated growth strategies that generate value.  During 2015, First Busey incurred $0.4 million of acquisition expenses related to the planned acquisition of Pulaski, comprised primarily of legal and consulting costs. Please reference Amendment No. 1 to the Company’s Registration Statement on Form S-4, which includes a joint proxy statement/prospectus, filed on February 1, 2016, for additional information regarding our pending acquisition of Pulaski.

Herget Financial

On January 8, 2015, First Busey acquired Herget Financial, headquartered in Pekin, Illinois and its wholly-owned bank subsidiary, Herget Bank.  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank.  At that time, Herget Bank’s branches became branches of Busey Bank.  The operating results of Herget Financial are included with the Company’s results of operations since the date of acquisition.

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

During the twelve months ended December 31, 2015, expenses related to the acquisition of Herget Financial totaled $1.0 million.  Additionally, during 2014, the Company incurred $0.4 million of acquisition expenses related to this transaction.   The expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of other expense in the accompanying Consolidated Financial Statements.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition.  Fair values were subject to refinement for up to one year after the closing date of January 8, 2015 as additional information regarding the closing date fair values became available; however, the Company did not make any adjustments.

The following table provides an assessment of Herget Financial’s assets purchased and liabilities assumed (dollars in thousands):

Cash and due from banks	$46,214
Securities	111,760
Loans held for sale	1,933
Loans	105,207
Premises and equipment	2,034
Goodwill	4,824
Other intangible assets	3,937
Other assets	2,931
Deposits	241,901
Other liabilities	2,839

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit impaired at acquisition were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs and were subsequently considered as part of the Company’s determination for the adequacy of the allowance for loan losses.  PCI loans, loans with evidence of credit quality deterioration, were accounted for under FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The fair value of the acquired performing loans totaled $103.7 million and the fair value of the PCI loans totaled $1.5 million.  The other intangible assets acquired in this transaction will be amortized using an accelerated method over 10 years.

Note 3.  Cash and Due from Banks

The Bank is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2015 and 2014 were approximately $14.6 million and $12.3 million, respectively.

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 4.  Securities

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$65,003	$189	$(1)	$65,191
Obligations of U.S. government corporations and agencies	132,547	211	(153)	132,605
Obligations of states and political subdivisions	176,764	2,154	(306)	178,612
Residential mortgage-backed securities	304,978	2,922	(351)	307,549
Corporate debt securities	150,001	307	(1,503)	148,805
Total debt securities	829,293	5,783	(2,314)	832,762
Mutual funds and other equity securities	1,642	434	—	2,076
Total	$830,935	$6,217	$(2,314)	$834,838

Held to maturity
Obligations of states and political subdivisions	$48,835	$449	$(34)	$49,250
Commercial mortgage-backed securities	997	24	—	1,021
Total	$49,832	$473	$(34)	$50,271

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$50,280	$328	$(2)	$50,606
Obligations of U.S. government corporations and agencies	166,207	981	(178)	167,010
Obligations of states and political subdivisions	218,250	2,672	(761)	220,161
Residential mortgage-backed securities	230,596	5,062	(22)	235,636
Corporate debt securities	79,087	296	(76)	79,307
Total debt securities	744,420	9,339	(1,039)	752,720
Mutual funds and other equity securities	4,944	1,401	—	6,345
Total	$749,364	$10,740	$(1,039)	$759,065

Held to maturity
Obligations of states and political subdivisions	$1,359	$15	$(3)	$1,371
Commercial mortgage-backed securities	1,014	40	—	1,054
Total	$2,373	$55	$(3)	$2,425

The amortized cost and fair value of debt securities as of December 31, 2015, by contractual maturity or pre-refunded date, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)		(dollars in thousands)
Due in one year or less	$116,620	$117,020	$1,569	$1,570
Due after one year through five years	396,132	395,861	18,107	18,202
Due after five years through ten years	91,047	93,564	26,002	26,295
Due after ten years	225,494	226,317	4,154	4,204
Total	$829,293	$832,762	$49,832	$50,271

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Gross security gains	$401	$807	$599
Gross security (losses)	(21)	(31)	(46)

Net security gains	$380	$776	$553

The tax provision for these net realized gains and losses was $0.1 million for the year ended December 31, 2015, $0.3 million for the year ended December 31, 2014, and $0.2 million for the year ended December 31, 2013.

Investment securities with carrying amounts of $627.4 million and $536.2 million on December 31, 2015 and 2014, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$364	$(1)	$—	$	$364	$(1)
Obligations of U.S. government corporations and agencies	52,154	(153)	—		52,154	(153)
Obligations of states and political subdivisions	40,026	(159)	11,419	(147)	51,445	(306)
Residential mortgage-backed Securities	93,608	(351)	—	—	93,608	(351)
Corporate debt securities	99,148	(1,503)	—	—	99,148	(1,503)
Total temporarily impaired Securities	$285,300	$(2,167)	$11,419	$(147)	$296,719	$(2,314)

Held to maturity
Obligations of states and political subdivisions(1)	$8,451	$(34)	$91	$—	$8,542	$(34)
Total temporarily impaired Securities	$8,451	$(34)	$91	$—	$8,542	$(34)

(1)Unrealized losses existing for greater than 12 months, gross, was less than one thousand dollars.

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$—	$—	$366	$(2)	$366	$(2)
Obligations of U.S. government corporations and agencies	—	—	25,118	(178)	25,118	(178)
Obligations of states and political subdivisions	40,385	(140)	40,201	(621)	80,586	(761)
Residential mortgage-backed securities	10,630	(22)	—	—	10,630	(22)
Corporate debt securities	16,400	(72)	213	(4)	16,613	(76)
Total temporarily impaired Securities	$67,415	$(234)	$65,898	$(805)	$133,313	$(1,039)

Held to maturity
Obligations of states and political subdivisions	$534	$(3)	$—	$—	$534	$(3)
Total temporarily impaired Securities	$534	$(3)	$—	$—	$534	$(3)

Securities are periodically evaluated for OTTI.   The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2015 was 203, and represented a loss of 0.8% of the aggregate carrying value. As of December 31, 2015, the Company does not intend to sell the securities in the table above and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at December 31, 2015.

The Company had available for sale obligations of state and political subdivisions with a fair value of $178.6 million and $220.2 million as of December 31, 2015 and 2014, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $49.3 million and $1.4 million at December 31, 2015 and 2014, respectively.

As of December 31, 2015, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $193.4 million of general obligation bonds and $34.3 million of revenue bonds issued by 278 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 29 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 17 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
December 31, 2015:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Illinois	77	$64,455	$65,557	$851
Wisconsin	36	30,889	31,079	863
Michigan	39	27,923	28,339	727
Pennsylvania	10	12,601	12,650	1,265
Texas	18	12,117	12,165	676
Ohio	10	10,723	10,705	1,071
Iowa	3	5,550	5,571	1,857
Other	48	26,938	27,375	570
Total general obligations bonds	241	$191,196	$193,441	$803

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
December 31, 2014:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Illinois	63	$59,979	$61,058	$969
Wisconsin	39	36,165	36,365	932
Michigan	33	30,400	30,739	931
Pennsylvania	10	12,756	12,761	1,276
Ohio	8	9,954	9,922	1,240
Texas	7	7,364	7,313	1,045
Iowa	3	6,116	6,142	2,047
Other	24	18,862	19,370	807
Total general obligations bonds	187	$181,596	$183,670	$982

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at December 31, 2015 and 2014.  Accordingly, as of December 31, 2015 and 2014, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 97.6% had been rated by at least one nationally recognized statistical rating organization and 2.4% were unrated, based on the fair value as of December 31, 2015.  Of the general obligation bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2014.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
December 31, 2015:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Indiana	9	$10,187	$10,173	$1,130
Illinois	7	8,450	8,478	1,211
Other	21	15,766	15,770	751
Total revenue bonds	37	$34,403	$34,421	$930

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
December 31, 2014:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Indiana	8	$12,520	$12,469	$1,559
Illinois	4	6,772	6,708	1,677
Other	21	18,721	18,685	890
Total revenue bonds	33	$38,013	$37,862	$1,147

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of December 31, 2015 and 2014.  Accordingly, as of December 31, 2015 and 2014, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of December 31, 2015 and 2014.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by Busey Bank, whose investment policy requires that state and political subdivision securities purchased be investment grade.  Busey Bank’s investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the Bank’s Total Capital at the time of purchase and an aggregate 15% of Total Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office of Busey Bank is located.  The investment policy states fixed income investments that are not Office of the Comptroller of the Currency Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and, for well-capitalized institutions, most municipal revenue bonds) should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.  All securities in Busey Bank’s obligations of state and political subdivision securities portfolio are subject to ongoing review.  Factors that may be considered as part of ongoing monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

Note 5.  Loans

Geographic distributions of loans were as follows:

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	532,001	108,978	19,563	660,542
Retail other	14,125	850	—	14,975
Total gross loans	$2,107,762	$307,886	$221,442	$2,637,090

Less held for sale(1)				9,351
				$2,627,739

Less allowance for loan losses				47,487
Net loans				$2,580,252

(1)Loans held for sale are included in retail real estate.

	December 31, 2014
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$554,779	$16,739	$30,242	$601,760
Commercial real estate	811,034	171,243	121,874	1,104,151
Real estate construction	60,994	17,950	28,110	107,054
Retail real estate	473,171	106,658	12,644	592,473
Retail other	9,690	562	—	10,252
Total gross loans	$1,909,668	$313,152	$192,870	$2,415,690

Less held for sale(1)				10,400
				$2,405,290

Less allowance for loan losses				47,453
Net loans				$2,357,837

(1)Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.9 million as of December 31, 2015 and $0.6 million as of December 31, 2014.

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

Real Estate Construction Loans

Real estate construction loans are typically commercial in nature. The loan proceeds are monitored by the Company and advanced for the improvement of real estate in which the Company holds a mortgage.  Real estate construction loans will generally be guaranteed in full or a significant amount by the developer or primary owners of the business. These loans are subject to underwriting standards and guidelines similar to commercial loans. The loan generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval. The repayment of these loans is typically through permanent financing following completion of the construction.  Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans.  These loans are closely monitored and subject to other industry guidelines.

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  In 2015, the Company sold substantially all of its fixed rate long-term (over 15 years) retail real estate loans to secondary market purchasers and retained fixed rate retail real estate loans having terms typically 15 years or less.  In 2016, the Company intends to sell substantially all if its fixed rate retail real estate loans to secondary market purchasers, regardless of the term.  As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

All loans are graded at the inception of the loan.  Most commercial lending relationships that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade it is aggregated into a homogenous pool of either:  $0.35 million or less or $0.35 million to $1.0 million.  These pools are monitored on a regular basis and reviewed annually.  Commercial loans greater than $1.0 million receive a portfolio review at least annually.  Commercial loans greater than $1.0 million that have a grading of 8 or worse receive a portfolio review on a quarterly basis.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.46 billion at December 31, 2015, compared to $2.28 billion at December 31, 2014.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $166.8 million at December 31, 2015, compared to $124.0 million at December 31, 2014.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, loan accretion, non-posted and clearings) and geography:

	December 31, 2015
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.24	$538,407	$57,348	$27,116	$10,394	$7,316
Commercial real estate	5.72	948,049	37,463	34,504	21,275	1,325
Real estate construction	6.53	51,309	14,493	14,370	1,051	360
Retail real estate	5.92	518,308	10,437	7,725	3,208	2,586
Retail other	6.10	13,327	64	639	—	130
Total Illinois/Indiana		$2,069,400	$119,805	$84,354	$35,928	$11,717

Florida
Commercial	4.83	$14,887	$355	$26	$572	$301
Commercial real estate	6.08	120,519	20,775	16,914	8,506	171
Real estate construction	6.11	13,975	560	385	106	6
Retail real estate	6.27	89,090	11,200	6,249	996	553
Retail other	6.01	845	—	5	—	—
Total Florida		$239,316	$32,890	$23,579	$10,180	$1,031
Total		$2,308,716	$152,695	$107,933	$46,108	$12,748

	December 31, 2014
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.80	$542,796	$27,032	$8,549	$5,498	$1,146
Commercial real estate	5.67	819,708	64,975	25,719	19,821	2,685
Real estate construction	5.91	71,074	5,332	11,448	1,204	46
Retail real estate	3.46	453,560	10,478	4,569	3,179	1,414
Retail other	3.21	9,632	26	24	—	8
Total Illinois/Indiana		$1,896,770	$107,843	$50,309	$29,702	$5,299

Florida
Commercial	5.40	$13,455	$105	$78	$1,459	$1,642
Commercial real estate	6.00	123,807	25,520	6,002	15,404	510
Real estate construction	6.21	16,475	—	615	842	18
Retail real estate	4.09	82,185	11,686	9,601	1,031	1,531
Retail other	2.94	562	—	—	—	—
Total Florida		$236,484	$37,311	$16,296	$18,736	$3,701
Total		$2,133,254	$145,154	$66,605	$48,438	$9,000

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of the principal due.  Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	December 31, 2015
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$598	$35	$15	$7,316
Commercial real estate	1,037	27	—	1,325
Real estate construction	—	—	—	360
Retail real estate	1,278	160	—	2,586
Retail other	19	1	—	130
Total Illinois/Indiana	$2,932	$223	$15	$11,717

Florida
Commercial	$—	$127	$—	$301
Commercial real estate	—	—	—	171
Real estate construction	—	—	—	6
Retail real estate	—	—	—	553
Retail other	—	—	—	—
Total Florida	$—	$127	$—	$1,031
Total	$2,932	$350	$15	$12,748

	December 31, 2014
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$15	$105	$—	$1,146
Commercial real estate	1,068	—	10	2,685
Real estate construction	—	—	—	46
Retail real estate	488	128	—	1,414
Retail other	15	—	—	8
Total Illinois/Indiana	$1,586	$233	$10	$5,299

Florida
Commercial	$—	$—	$—	$1,642
Commercial real estate	—	—	—	510
Real estate construction	—	—	—	18
Retail real estate	—	—	—	1,531
Retail other	—	—	—	—
Total Florida	$—	$—	$—	$3,701
Total	$1,586	$233	$10	$9,000

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Loans graded 8 over $0.35 million and loans graded 9 or 10 are assessed for impairment by the Company.

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

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, loan sales to outside parties or restructuring.  During the years ended December 31, 2015 and 2014, the Company sold problem loans from its portfolio, net of charge-offs, of $0.5 million and $3.8 million, respectively.

The gross interest income that would have been recorded in the years ended December 31, 2015, 2014 and 2013 if impaired loans had been current in accordance with their original terms was approximately $0.4 million, $0.8 million, and $1.3 million, respectively.  The amount of interest collected on impaired loans and recognized on a cash basis that was included in interest income was $1.0 million in 2015 and insignificant in 2014 and 2013.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$8,770	$11,866
30 – 89 days past due	60	—
Included in non-performing loans	643	1,126
Total	$9,473	$12,992

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

Performing loans classified as TDRs during the three months ended December 31, 2015 included one retail real estate modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.2 million, one retail real estate modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million and one retail other modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million.

Performing loans classified as TDRs during the twelve months ended December 31, 2015 included one commercial modification in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.2 million, one retail real estate modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million, three retail real estate modifications in Illinois/Indiana for short-term principal payment relief, with a recorded investment of $0.3 million, one retail real estate modifications in Florida for short-term principal payment relief, with a recorded investment of $0.1 million and one retail other modification in Illinois/Indiana for short-term interest rate relief, with a recorded investment of $0.1 million.

Performing loans classified as TDRs during the three and twelve months ended December 31, 2014 included one commercial real estate modification in Florida for short-term principal payment relief, with a recorded investment of $2.0 million.  Other performing loans classified as TDRs during the twelve months ended December 31, 2014 were insignificant.

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2015 and 2014 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended December 31, 2015.  TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults during the twelve months ended December 31, 2015 consisted of one Florida commercial modification totaling $0.3 million.

TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three and twelve months ended December 31, 2014 consisted of one Illinois/Indiana commercial modification totaling $0.3 million.

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$12,901	$3,061	$8,238	$11,299	$3,304	$3,655
Commercial real estate	2,321	1,505	419	1,924	419	3,581
Real estate construction	1,003	332	29	361	29	309
Retail real estate	4,263	3,128	452	3,580	152	3,200
Retail other	267	233	—	233	—	255
Total Illinois/Indiana	$20,755	$8,259	$9,138	$17,397	$3,904	$11,000

Florida
Commercial	$1,401	$301	$—	$301	$—	$827
Commercial real estate	3,544	2,513	944	3,457	40	5,119
Real estate construction	566	498	—	498	—	524
Retail real estate	8,115	7,980	—	7,980	—	8,870
Retail other	5	—	5	5	5	6
Total Florida	$13,631	$11,292	$949	$12,241	$45	$15,346
Total	$34,386	$19,551	$10,087	$29,638	$3,949	$26,346

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$2,944	$1,376	$741	$2,117	$595	$2,479
Commercial real estate	4,007	1,140	2,854	3,994	1,975	5,473
Real estate construction	46	—	46	46	46	2,269
Retail real estate	2,794	2,403	25	2,428	25	3,061
Retail other	8	8	—	8	—	2
Total Illinois/Indiana	$9,799	$4,927	$3,666	$8,593	$2,641	$13,284

Florida
Commercial	$2,742	$1,642	$—	$1,642	$—	$330
Commercial real estate	5,775	4,414	1,274	5,688	370	5,032
Real estate construction	620	551	—	551	—	485
Retail real estate	11,181	9,755	350	10,105	150	9,532
Retail other	7	—	7	7	7	5
Total Florida	$20,325	$16,362	$1,631	$17,993	$527	$15,384
Total	$30,124	$21,289	$5,297	$26,586	$3,168	$28,668

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2015 and 2014.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of December 31, 2015 and 2014, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of December 31, 2015, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12- and 20-quarter historical loss trends. If the rolling 12-quarter average is higher (more current information) than the rolling 20-quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of December 31, 2015 and 2014, based upon a review of the differences between the rolling 12- and 20-quarter historical loss averages by region.  As of December 31, 2015, the Company believed this minimum additional amount remained adequate.

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

During the fourth quarter of 2015, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)

Balance, beginning of year	$47,453	$47,567	$48,012
Provision for loan losses	1,600	2,000	7,500
Loan balances charged-off	(4,694)	(7,371)	(10,669)
Recoveries applicable to loan balances previously charged-off	3,128	5,257	2,724

Balance, end of year	$47,487	$47,453	$47,567

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942
Provision for loan loss	4,837	(753)	(1,233)	1,375	151	4,377
Charged-off	(1,333)	(1,452)	—	(1,180)	(364)	(4,329)
Recoveries	263	1,269	239	504	185	2,460
Ending Balance	$12,636	$15,498	$1,596	$11,444	$276	$41,450

Florida
Beginning balance	$1,172	$4,205	$205	$2,917	$12	$8,511
Provision for loan loss	(821)	(1,311)	(83)	(518)	(44)	(2,777)
Charged-off	—	(10)	—	(354)	(1)	(365)
Recoveries	128	222	45	225	48	668
Ending Balance	$479	$3,106	$167	$2,270	$15	$6,037

	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449
Provision for loan loss	1,048	(880)	90	5,942	332	6,532
Charged-off	(864)	(1,173)	(657)	(2,396)	(429)	(5,519)
Recoveries	233	2,108	617	337	185	3,480
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Florida
Beginning balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118
Provision for loan loss	195	(1,799)	(1,889)	(1,021)	(18)	(4,532)
Charged-off	(1,126)	—	(69)	(656)	(1)	(1,852)
Recoveries	177	271	995	307	27	1,777
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	2,681	2,143	847	616	63	6,350
Charged-off	(964)	(1,361)	(1,212)	(2,187)	(511)	(6,235)
Recoveries	138	574	378	323	342	1,755
Ending Balance	$8,452	$16,379	$2,540	$6,862	$216	$34,449

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	414	2,225	(1,419)	(51)	(19)	1,150
Charged-off	—	(2,543)	(56)	(1,828)	(7)	(4,434)
Recoveries	75	(11)	328	552	25	969
Ending Balance	$1,926	$5,733	$1,168	$4,287	$4	$13,118

The following table presents the allowance for loan losses and recorded investments in loans, excluding loans held for sale, by category and geography:

	As of December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$3,304	$419	$29	$152	$—	$3,904
Loans collectively evaluated for impairment	9,332	15,079	1,567	11,292	276	37,546
Ending Balance	$12,636	$15,498	$1,596	$11,444	$276	$41,450

Loans:
Loans individually evaluated for impairment	$11,299	$1,548	$29	$3,580	$233	$16,689
Loans collectively evaluated for impairment	629,136	1,039,620	81,175	539,523	13,892	2,303,346
PCI loans evaluated for impairment	—	376	332	—	—	708
Ending Balance	$640,435	$1,041,544	$81,536	$543,103	$14,125	$2,320,743

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$40	$—	$—	$5	$45
Loans collectively evaluated for impairment	479	3,066	167	2,270	10	5,992
Ending Balance	$479	$3,106	$167	$2,270	$15	$6,037

Loans:
Loans individually evaluated for impairment	$301	$3,457	$498	$7,980	$5	$12,241
Loans collectively evaluated for impairment	15,840	163,428	14,534	100,108	845	294,755
Ending Balance	$16,141	$166,885	$15,032	$108,088	$850	$306,996

	As of December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$595	$1,975	$46	$25	$—	$2,641
Loans collectively evaluated for impairment	8,274	14,459	2,544	10,720	304	36,301
Ending Balance	$8,869	$16,434	$2,590	$10,745	$304	$38,942

Loans:
Loans individually evaluated for impairment	$2,117	$3,994	$46	$2,428	$8	$8,593
Loans collectively evaluated for impairment	582,904	928,914	89,058	473,611	9,682	2,084,169
Ending Balance	$585,021	$932,908	$89,104	$476,039	$9,690	$2,092,762

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$370	$—	$150	$7	$527
Loans collectively evaluated for impairment	1,172	3,835	205	2,767	5	7,984
Ending Balance	$1,172	$4,205	$205	$2,917	$12	$8,511

Loans:
Loans individually evaluated for impairment	$1,642	$5,688	$551	$10,105	$7	$17,993
Loans collectively evaluated for impairment	15,097	165,555	17,399	95,929	555	294,535
Ending Balance	$16,739	$171,243	$17,950	$106,034	$562	$312,528

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.   At December 31, 2015, the Company held $0.5 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2014, the Company held $0.2 million of other repossessed assets.  At December 31, 2015 the Company had $0.9 million of residential real estate in the process of foreclosure.  The following table summarizes activity related to OREO:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(dollars in thousands)
OREO:
Beginning balance	$216	$2,133
Additions, transfers from loans	1,251	660
Additions, fair value from Herget Financial acquisition	284	—
Proceeds from sales of OREO	(1,090)	(2,739)
Gain on sales of OREO	122	162
Ending balance	$783	$216

Note 7.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets. These unpaid principal balances were $1.46 billion and $1.39 billion as of December 31, 2015 and 2014, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.  Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2015 and 2014, was $3.5 million and $3.9 million, respectively. The fair values of these servicing rights were $5.9 million and $5.2 million, respectively, at December 31, 2015 and 2014.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)

Mortgage servicing rights capitalized	$1,361	$983	$2,490
Mortgage servicing rights amortized	$2,146	$2,228	$2,650

Note 8.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
	(dollars in thousands)

Land and improvements	$21,950	$21,559
Buildings and improvements	64,270	62,794
Furniture and equipment	34,039	32,018
	120,259	116,371
Less accumulated depreciation	57,171	52,397
Total premises and equipment	$63,088	$63,974

Depreciation expense was $5.7 million, $5.6 million, and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 9: Goodwill and Other Intangible Assets

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

The Company’s goodwill is associated with its three operating segments, Banking, Remittance Processing and Wealth Management.  Based on the impairment testing performed at December 31, 2015, there were no indicators of potential impairment based on the estimated fair value of those operating segments. All three operating segments have sustained quarterly and annual profits. However, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually. The evaluation may result in impairment.

There were no changes in the carrying amount of goodwill by operating segment during 2014. During 2015, we recorded goodwill totaling $4.8 million and other intangible assets totaling $3.9 million in connection with the acquisition of Herget Financial.  The carrying amount of goodwill by operating segment, in thousands, at December 31, 2015 and 2014 is as follows:

	Balance at	Balance at
Goodwill:	December 31, 2015	December 31, 2014
Banking	$4,824	$—
Remittance Processing	8,992	8,992
Wealth Management	11,694	11,694
Total goodwill	$25,510	$20,686

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

Amortized intangible assets:	Balance at December 31, 2015	2015 Amortization	Balance at December 31, 2014	2014 Amortization
	(dollars in thousands)
Core deposit intangible assets	$5,231	$2,060	$4,254	$1,870
Customer relationship intangible assets	2,201	1,132	2,433	1,014
	$7,432	$3,192	$6,687	$2,884

As of December 31, 2015:	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
Gross carrying amount	$22,999	$12,220
Accumulated amortization	17,768	10,019
	$5,231	$2,201

Estimated amortization expense on balance at December 31, 2015:
2016	$1,986	$1,077
2017	1,226	663
2018	326	115
2019	316	99
2020	304	82
Thereafter	1,073	165
	$5,231	$2,201

Note 10.  Deposits

The composition of deposits is as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Demand deposits, noninterest-bearing	$881,685	$666,607
Interest-bearing transaction deposits	72,685	67,774
Savings deposits	242,708	210,673
Money market deposits	1,633,977	1,459,723
Time deposits	458,051	496,071
Total	$3,289,106	$2,900,848

Interest-bearing transaction deposits included $7.8 million of reciprocal brokered transaction deposits at December 31, 2015.  The Company did not have any brokered transaction deposits at December 31, 2014.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $128.1 million and $138.4 million at December 31, 2015 and 2014, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $23.2 million and $24.4 million at December 31, 2015 and 2014, respectively.  National deposits of $0.4 million and $0.5 million were included in the balance of time deposits as of December 31, 2015 and 2014, respectively.  The Company had reciprocal brokered time deposits of $0.4 million at December 31, 2015 included in the balance of time deposits.  The Company did not have any brokered time deposits at December 31, 2014.

As of December 31, 2015, the scheduled maturities of time deposits, in thousands, are as follows:

2016	$285,381
2017	98,672
2018	42,113
2019	17,958
2020	13,425
Thereafter	502
$458,051

Note 11.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  The Company had no federal funds purchased at December 31, 2015 and 2014; however, during 2014 the Company purchased federal funds to test operational availability to access funds if needed.

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

	December 31,
	2015	2014
	(dollars in thousands)
Balance	$172,972	$198,893
Weighted average interest rate at end of period	0.18%	0.14%
Maximum outstanding at any month end	$202,376	$198,893
Average daily balance	$179,662	$148,452
Weighted average interest rate during period(1)	0.10%	0.12%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 12.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.

FHLB advances are collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.  The Company had no short-term FHLB advances outstanding at December 31, 2015 and 2014; however, during 2014 the Company tested operational availability to access funds if needed.

On November 20, 2015, the Company entered into a credit agreement to make available a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2016.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amounts on its loan at December 31, 2015; however, during the fourth quarter of 2015 the Company tested operational availability to access funds if needed.

Note 13.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Notes payable, FHLB, ranging in maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$80,000	$50,000

As of December 31, 2015, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.10% to 0.28%.  The weighted average rate on these long-term advances was 0.15% as of December 31, 2015.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2015:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV

Junior Subordinated Notes:
Principal balance	$15,000,000	$10,000,000	$30,000,000
Annual interest rate	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	3-mo LIBOR + 1.55%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036

Trust Preferred Securities:
Face value	$15,000,000	$10,000,000	$30,000,000
Annual distribution rate	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	3-mo LIBOR + 1.55%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(1)	Quarterly	Quarterly	Quarterly

(1)All cash distributions are cumulative.

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

In March 2005, the Federal Reserve issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of December 31, 2015, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 15.  Capital

Redemption of Preferred Stock Under the Small Business Lending Fund

On August 25, 2011, the Company entered into the Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Series C Preferred Stock, having a liquidation preference of $1,000 per share, for aggregate proceeds of $72,664,000 (which were used to partially finance the Company’s redemption of Series T Preferred Stock as described below).  On December 18, 2015, the Company redeemed all of the 72,664 shares of its Series C Preferred Stock that had been issued to the Treasury pursuant to the SBLF program.  The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends to, but excluding December 18, 2015.  The redemption was approved by the Company’s primary federal regulator and terminates the Company’s participation in the SBLF program.  Before redemption, the Series C Preferred Stock qualified as Tier 1 capital for the Company. Non-cumulative dividends were payable quarterly on the Series C Preferred Stock, which began October 1, 2011.

CPP Warrant

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 382,555 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 191,278.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2015, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

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

With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank distributed $50.0 million to the Company on January 22, 2013, distributed $60.0 million to the Company on October 22, 2014 and distributed $60.0 million to the Company on December 8, 2015.  The Company will continue to evaluate the appropriateness of future capital distributions.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of December 31, 2015 and 2014, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
As of December 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$431,689	14.55%	$237,404	8.00%	$296,754	10.00%
Busey Bank	$396,428	13.45%	$235,741	8.00%	$294,676	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$394,240	13.29%	$178,053	6.00%	$237,404	8.00%
Busey Bank	$359,228	12.19%	$176,806	6.00%	$235,741	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$341,828	11.52%	$133,540	4.50%	$192,890	6.50%
Busey Bank	$359,228	12.19%	$132,604	4.50%	$191,540	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$394,240	10.13%	$155,653	4.00%	N/A	N/A
Busey Bank	$359,228	9.32%	$154,145	4.00%	$192,681	5.00%

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
As of December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$488,908	18.66%	$209,554	8.00%	$261,942	10.00%
Busey Bank	$388,479	14.94%	$207,991	8.00%	$259,988	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$455,354	17.38%	$104,777	4.00%	$157,166	6.00%
Busey Bank	$355,166	13.66%	$103,996	4.00%	$155,993	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$455,354	12.79%	$142,401	4.00%	N/A	N/A
Busey Bank	$355,166	10.10%	$140,677	4.00%	$175,846	5.00%

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

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and the Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new Basel III Rules, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  As of December 31, 2015, the Company and the Bank were in compliance with the current phase Basel III Rules and management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

Note 16.  Income Taxes

The components of income taxes, in thousands, consist of:

	Years Ended December 31,
	2015	2014	2013
Current	$17,839	$4,830	$4,020
Deferred	2,857	12,704	10,091

Total income tax expense	$20,696	$17,534	$14,111

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2015	2014	2013
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss
Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(2.3)%	(2.6)%	(3.5)%
State income taxes, net	4.2%	5.7%	4.5%
Income on bank owned life insurance	(1.2)%	(1.0)%	(0.9)%
Other, net	(1.0)%	(2.2)%	(2.2)%
	34.7%	34.9%	32.9%

Net deferred taxes, in thousands, at December 31, 2015 and 2014 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$18,939	$18,904
Stock-based compensation	1,461	1,472
Deferred compensation	2,189	2,057
Affordable housing partnerships and other investments	2,454	—
Purchase accounting adjustments	1,308	—
Accrued vacation	579	527
Employee costs	703	656
Other	699	2,592
	$28,332	$26,208
Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(1,563)	$(3,884)
Other, net	(641)	(548)
Basis in premises and equipment	(1,887)	(2,012)
Affordable housing partnerships and other investments	(1,560)	(1,449)
Purchase accounting adjustments	(645)	—
Mortgage servicing assets	(1,386)	(1,549)
Basis in core deposit and customer intangible assets	(2,967)	(2,669)
Deferred loan origination costs	(359)	(257)
	$(11,008)	$(12,368)
Net operating loss carryforward, net of valuation allowance	4,314	8,333
Net deferred tax assets	$21,638	$22,173

At December 31, 2015, the Company had an Illinois net operating loss carryforward of $4.3 million, or approximately $59.0 million pre-tax.  At December 31, 2014, the Company had an Illinois net operating loss carryforward of $8.3 million, or approximately $114.0 million pre-tax.    This net operating loss carryforward will expire in 2022.

At December 31, 2015, the Company also had a Florida net operating loss carryforward of $0.6 million, which will begin to expire in 2030. Due to the uncertainty as to whether the Company will be able to fully realize the Florida carryforward, the Company has a full valuation allowance of $0.6 million related to this net operating loss carryforward.  At December 31, 2014, the Company had Indiana and Florida net operating loss carryforwards of $1.0 million with a full valuation allowance.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2015 and 2014, although there is no guarantee that those assets will be recognizable in future periods.

Note 17.  Employee Benefit Plans

Employees’ Stock Ownership Plan

Prior to 2014, the First Busey Corporation Employees’ Stock Ownership Plan (“ESOP”) was available to all full-time employees who met certain age and length of service requirements.  Effective in 2014, the ESOP was frozen, all shares were fully vested and there will be no new contributions under the ESOP.  Dividends on allocated shares of common stock are distributed directly to the participants.  All shares held by the ESOP, which were acquired prior to the issuance of FASB ASC Topic 718-40, “Employee Stock Ownership Plans” (ASC 718-40), are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC 718-40 for shares purchased prior to December 31, 1992.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 144,641 worth $3.0 million and 159,918 worth $3.1 million at December 31, 2015 and 2014, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and associated fair values were 50,989 worth $1.1 million and 57,329 worth $1.1 million at December 31, 2015 and 2014, respectively.

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately.  Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)

Total employee benefits	$2,584	$2,636	$2,975

The Company sponsors deferred compensation plans for executive officers for deferral of compensation. While current participants in the deferred compensation plan are permitted to continue participating in the plan, it is not currently open to new participants.  The deferred compensation expense reported was $0.3 million for the years ended December 31, 2015 and 2014 and $0.2 million for the year ended December 31, 2013. The deferred compensation liability was $5.5 million at December 31, 2015, $5.1 million at December 31, 2014, and $4.8 million at December 31, 2013.

Note 18.  Stock Incentive Plans

Overview

During the second quarter of 2010, the Company adopted the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 19, 2010.  During the second quarter of 2015, the Company adopted an amendment to revise some technical terms to the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 20, 2015.  The Company will no longer make any additional grants under prior plans.  The prior plans include:  the First Busey Corporation 1993 Restricted Stock Award Plan, the First Busey Corporation 1999 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, and the First Busey Corporation 2004 Stock Option Plan.

Subject to permitted adjustments for certain corporate transactions, the maximum number of shares that may be delivered to participants, or their beneficiaries, under the 2010 Equity Plan is 1,333,333 shares of First Busey common stock. To the extent that any shares of stock covered by an award (including non-vested stock awards) under the 2010 Equity Plan, or the prior plans, are not delivered for any reason, including because the award is forfeited, canceled, settled in cash or shares are withheld to satisfy tax withholding requirements, such shares will not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery and will again become available for usage under the 2010 Equity Plan. If any option granted under the 2010 Equity Plan is exercised by tendering shares of stock, only the number of shares of stock issued net of the shares of stock tendered shall be counted for purposes of these limitations.

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

The following additional limits apply to awards under the 2010 Equity Plan:

•                  the maximum number of shares of stock that may be covered by options that are intended to be “performance-based compensation” which are granted to any one participant during any calendar year is 133,333 shares;

•                  the maximum number of shares of stock that may be covered by stock awards that are intended to be “performance-based compensation” which are granted to any one participant during any calendar year is 66,667 shares; and

•                  the maximum dollar amount of cash incentive awards or cash-settled stock awards intended to be “performance-based compensation” payable to any one participant with respect to any calendar year is $1,000,000.

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of December 31, 2015, the Company held 732,887 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During the third quarter of 2015, the Company purchased 333,333 shares under this repurchase plan.  Repurchases were executed in contemplation of maintaining levels of treasury stock appropriate to satisfy compensation awards, in addition to favorable pricing opportunities that were broadly manifest in the market for bank stocks during the third quarter of 2015.  At December 31, 2015 the Company had 333,334 shares that may yet be purchased under the plan.

The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel. All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

Stock Option Plan

A summary of the status of the Company’s stock option awards for the years ended December 31, 2015, 2014, and 2013, and the changes during the years ended on those dates is as follows:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	170,026	$48.99	232,109	$51.66	285,805	$51.03
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(517)	58.23	(8,267)	57.75	(1,550)	58.23
Expired	(72,941)	55.99	(53,816)	59.22	(52,146)	48.00
Outstanding at end of year	96,568	$43.64	170,026	$48.99	232,109	$51.66

Exercisable at end of year	96,568	$43.64	170,026	$48.99	232,109	$51.66

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding				Options Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value

$13.47-22.59	35,000	$18.03	4.00		35,000
58.05-58.23	61,568	58.20	0.39		61,568
	96,568	$43.64	1.70	$125	96,568	$125

The Company did not record any stock option compensation expense during 2015, 2014 or 2013.  As of December 31, 2015, the Company has no unrecognized stock option expense.

Restricted Stock Unit Plan

A summary of the changes in the Company’s RSUs for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	394,624	$15.67	306,643	$14.91	245,471	$14.76
Reclass to DSUs	—	—	(1,653)	15.12	—	—
Granted	108,945	20.07	101,426	17.52	117,151	15.06
Dividend equivalents earned	13,089	19.31	11,722	16.86	5,737	14.58
Vested	(73,777)	14.48	(8,811)	14.46	(52,265)	14.52
Forfeited	(17,951)	16.21	(14,703)	14.19	(9,451)	15.42
Outstanding at end of year	424,930	$17.10	394,624	$15.67	306,643	$14.91

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company issued 59,983 and 6,206 treasury shares in conjunction with the vesting of RSUs in 2015 and 2014, respectively.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

On June 25, 2015, under the terms of the 2010 Equity Incentive Plan, the Company granted 108,945 RSUs to members of management.  As the stock price on the grant date of June 25, 2015 was $20.07, total compensation cost to be recognized associated with this grant is $2.2 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

A description of RSUs granted in 2014 and 2013 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014 and 2013.

Deferred Stock Unit Plan

A summary of the changes in the Company’s DSUs for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	18,581	$17.31	9,685	$15.15	10,997	$14.31
Reclass from RSUs	—	—	1,653	15.12	—	—
Granted	17,899	20.07	16,566	17.52	9,600	15.12
Dividend equivalents earned	1,872	19.40	1,347	16.89	545	15.09
Vested	(13,589)	17.69	(10,670)	15.30	(11,457)	14.31
Forfeited	—	—	—	—	—	—
Non-vested at end of year	24,763	$19.25	18,581	$17.31	9,685	$15.15
Outstanding at end of year	68,456	$17.16	48,686	$16.02	29,119	$15.18

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

A description of DSUs granted in 2014 and 2013 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2014 and 2013.

The Company recognized $1.4 million, $1.2 million and $1.1 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $4.4 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.5 years.

Note 19.  Transactions with Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with related parties which include directors, executive officers, chief credit officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2015:

Balance at beginning of year	$57,567
New loans/advances	19,684
Repayments	(19,931)
Other	(195)
Balance at end of year	$57,125

Total unused commitments to directors and executive officers were $25.6 million at December 31, 2015.

Note 20.  Commitments, Contingencies and Credit Risk

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

	December 31,
	2015	2014
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$618,551	$561,439
Standby letters of credit	15,325	20,466

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2015 and 2014, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Lease Commitments

At December 31, 2015, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $1.5 million, $1.5 million, and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Rent commitments, in thousands, before considering renewal options that generally are present, were as follows at December 31, 2015:

2016	$895
2017	726
2018	348
2019	231
2020	170
$2,370

Note 21. Derivative Financial Instruments

The Company has loan agreements that settle in non-U.S. dollar denominations.  The foreign loan balance, gross, translated into U.S. dollars was $1.8 million as of December 31, 2015 and 2014.

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

The notional amount and fair values of open foreign currency forward contracts were as follows:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Forward contracts — foreign exchange:
Notional amount	$3,466	$1,781
Other assets — estimated fair value	4	15
Other liabilities — estimated fair value	2	—

The amount of gains and losses relating to foreign currency forward contracts included in other income for the year ended December 31, 2015 and 2014 was insignificant.

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

As of December 31, 2015, the Company had no other interest rate futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale, which netted to an insignificant amount.

Note 22. Fair Value Measurements

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

Cash and due from banks were transferred to level 1 during the second quarter of 2015 as the carrying amount approximates fair value.  There were no additional transfers between levels during the quarter ended December 31, 2015.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,191	$—	$65,191
Obligations of U.S. government corporations and agencies	—	132,605	—	132,605
Obligations of states and political subdivisions	—	178,612	—	178,612
Residential mortgage-backed securities	—	307,549	—	307,549
Corporate debt securities	—	148,805	—	148,805
Mutual funds and other equity securities	2,076	—	—	2,076
Derivative assets
Foreign currency forward contracts	—	4	—	4
Derivative liabilities
Foreign currency forward contracts	—	2	—	2
December 31, 2014
Securities available for sale
U.S. Treasury securities	$—	$50,606	$—	$50,606
Obligations of U.S. government corporations and agencies	—	167,010	—	167,010
Obligations of states and political subdivisions	—	220,161	—	220,161
Residential mortgage-backed securities	—	235,636	—	235,636
Corporate debt securities	—	79,307	—	79,307
Mutual funds and other equity securities	6,345	—	—	6,345
Derivative assets
Foreign currency forward contracts	—	15	—	15

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2015
Impaired loans	$—	$—	$6,138	$6,138
OREO(1)	—	—	—	—
December 31, 2014
Impaired loans	$—	$—	$2,129	$2,129
OREO(1)	—	—	—	—

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
December 31, 2015
Impaired loans	$6,138	Appraisal of collateral	Appraisal adjustments	-4.3% to -100.0% (-30.9)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2014

Impaired loans	$2,129	Appraisal of collateral	Appraisal adjustments	-7.7% to -100.0% (-54.3)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying value for cash and due from banks approximates fair value and due to the short-term maturity is classified as level 1.  The carrying value approximates fair value for accrued interest and is classified as level 2. The methodologies for other financial assets and financial liabilities are discussed below:

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2015 and 2014, these items were insignificant.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 1 inputs:
Cash and due from banks	$319,280	$319,280	$—	$—
Level 2 inputs:
Cash and due from banks	—	—	339,438	339,438
Securities held to maturity	49,832	50,271	2,373	2,425
Loans held for sale	9,351	9,492	10,400	10,634
Accrued interest receivable	12,122	12,122	11,187	11,187
Level 3 inputs:
Loans, net	2,580,252	2,583,458	2,357,837	2,360,000

Financial liabilities:
Level 2 inputs:
Deposits	$3,289,106	$3,286,677	$2,900,848	$2,900,763
Securities sold under agreements to repurchase	172,972	172,972	198,893	198,893
Long-term debt	80,000	80,000	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	438	438	507	507

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

Note 23.  Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing and Wealth Management.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, through its branch in Indianapolis, Indiana, and through its branch network in southwest Florida.  The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.  The “other” category consists of the Parent Company and the elimination of intercompany transactions.

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

Effective for the year ended December 31, 2015, the Company realigned its operating segments.  Results for the operating segments were revised for prior periods to reflect the impact of this realignment.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
As of December 31,	2015	2014	2015	2014
Banking	$4,824	$—	$3,944,031	$3,589,385
Remittance Processing	8,992	8,992	30,231	28,540
Wealth Management	11,694	11,694	27,651	31,230
Other	—	—	(2,937)	16,452
Totals	$25,510	$20,686	$3,998,976	$3,665,607

	Year ended December 31,
	2015	2014	2013
Net interest income:
Banking	$112,712	$102,410	$100,965
Remittance Processing	53	52	51
Wealth Management	272	287	242
Other	(1,222)	(1,173)	(1,193)
Total net interest income	$111,815	$101,576	$100,065

Other income:
Banking	$30,933	$29,014	$33,155
Remittance Processing	11,332	9,561	8,540
Wealth Management	23,651	22,439	21,328
Other	(1,124)	(2,073)	(440)
Total other income	$64,792	$58,941	$62,583

Other expense:
Banking	$86,672	$82,167	$88,426
Remittance Processing	8,526	7,519	6,882
Wealth Management	16,003	14,741	14,830
Other	4,104	3,782	2,173
Total other expense	$115,305	$108,209	$112,311

Income before income taxes:
Banking	$55,374	$47,257	$38,195
Remittance Processing	2,859	2,094	1,709
Wealth Management	7,921	7,986	6,740
Other	(6,452)	(7,029)	(3,807)
Total income before income taxes	$59,702	$50,308	$42,837

Net income:
Banking	36,026	$30,744	$25,692
Remittance Processing	1,709	1,227	1,000
Wealth Management	4,721	4,701	3,966
Other	(3,450)	(3,898)	(1,932)
Total net income	$39,006	$32,774	$28,726

Note 24.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2015	2014
	(dollars in thousands)
ASSETS
Cash and due from subsidiary banks	$13,787	$84,537
Securities available for sale	—	201
Investments in subsidiaries:
Bank	381,992	373,773
Non-bank	24,867	28,348
Premises and equipment, net	412	523
Other assets	13,919	8,684
Total assets	$434,977	$496,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures owed to unconsolidated
Trusts	$55,000	$55,000
Other liabilities	6,791	7,427
Total liabilities	61,791	62,427

Total stockholders’ equity	373,186	433,639
Total liabilities and stockholders’ equity	$434,977	$496,066

STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$—	$—	$—
Non-bank	8,000	2,000	2,000
Interest and dividend income	—	20	46
Other income	5,633	3,475	4,669
Total operating income	13,633	5,495	6,715

Expense:
Salaries and employee benefits	7,658	6,778	5,139
Interest expense	1,223	1,183	1,220
Operating expense	3,203	2,563	2,163
Total expense	12,084	10,524	8,522

Income (loss) before income tax benefit and distributions less than (in excess of) net income of subsidiaries	1,549	(5,029)	(1,807)

Income tax benefit	3,001	3,131	1,875

Income (loss) before distributions less than (in excess of) net income of subsidiaries	4,550	(1,898)	68

Distributions less than (in excess of) net income of subsidiaries:
Bank	37,878	31,991	26,416
Non-bank	(3,422)	2,681	2,242

Net income	$39,006	$32,774	$28,726

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$39,006	$32,774	$28,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	114	112	100
Distributions less than net income of subsidiaries	(34,456)	(34,672)	(28,658)
Stock-based compensation	1,418	1,187	1,079
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,871)	951	(62)
(Decrease) increase in other liabilities	(361)	(1,077)	381
Net cash provided by (used in) operating activities	850	(725)	1,566

Cash Flows from Investing Activities
Decrease in loans	—	—	68
Proceeds from sales of securities classified available for sale	14	—	—
Outlay for business acquisition	(33,759)	—	—
Proceeds from sales of premises and equipment	—	—	226
Purchases of premises and equipment	(2)	(114)	(90)
Net cash (used in) provided by investing activities	(33,747)	(114)	204

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	60,000	60,000	50,000
Redemption of SBLF preferred stock	(72,664)	—	—
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(269)	(45)	(237)
Cash dividends paid	(18,619)	(17,224)	(14,040)
Cash payment for fractional shares related to reverse stock split	(5)	—	—
Purchase of treasury stock	(6,296)	—	—
Net cash (used in) provided by financing activities	(37,853)	42,731	35,723

Net (decrease) increase in cash and due from subsidiary banks	(70,750)	41,892	37,493
Cash and due from subsidiary banks, beginning	84,537	42,645	5,152

Cash and due from subsidiary banks, ending	$13,787	$84,537	$42,645

Note 25.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2015
	December 31	September 30	June 30	March 31

Interest income	$31,119	$29,730	$28,910	$28,263
Interest expense	1,520	1,535	1,559	1,593
Net interest income	29,599	28,195	27,351	26,670
Provision for loan losses	1,000	100	—	500
Noninterest income	16,315	15,889	16,623	15,965
Noninterest expense	28,363	27,950	28,445	30,547
Income before income taxes	16,551	16,034	15,529	11,588
Income taxes	5,868	5,408	5,593	3,827
Net income	$10,683	$10,626	$9,936	$7,761
Preferred stock dividends	155	182	181	182
Net income available to common stockholders	$10,528	$10,444	$9,755	$7,579

Basic earnings per share	$0.37	$0.36	$0.34	$0.26
Diluted earnings per share	$0.36	$0.36	$0.33	$0.26

	2014
	December 31	September 30	June 30	March 31

Interest income	$27,657	$27,511	$26,656	$26,251
Interest expense	1,570	1,600	1,635	1,694
Net interest income	26,087	25,911	25,021	24,557
Provision for loan losses	—	—	1,000	1,000
Noninterest income	14,739	14,204	15,012	14,986
Noninterest expense	28,470	26,298	26,823	26,618
Income before income taxes	12,356	13,817	12,210	11,925
Income taxes	4,763	4,708	4,025	4,038
Net income	$7,593	$9,109	$8,185	$7,887
Preferred stock dividends	182	182	181	182
Net income available to common stockholders	$7,411	$8,927	$8,004	$7,705

Basic earnings per share	$0.26	$0.31	$0.28	$0.27
Diluted earnings per share	$0.25	$0.31	$0.28	$0.26