Form 10-Q
period 2016-03-31
FIRST BUSEY CORP /NV/
filed 2016-05-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common Stock, $.001 par value	38,146,117

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2016 $266,597; 2015 $250,404)	$320,960	$319,280
Securities available for sale, at fair value	778,770	834,838
Securities held to maturity, at amortized cost	49,082	49,832
Loans held for sale	12,943	9,351
Loans (net of allowance for loan losses 2016 $45,171; 2015 $47,487)	2,527,398	2,580,252
Premises and equipment, net	62,911	63,088
Goodwill	25,510	25,510
Other intangible assets, net	6,667	7,432
Cash surrender value of bank owned life insurance	43,297	43,103
Deferred tax asset, net	17,589	21,638
Other assets	45,503	44,652
Total assets	$3,890,630	$3,998,976
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$759,752	$881,685
Interest-bearing	2,421,976	2,407,421
Total deposits	$3,181,728	$3,289,106

Securities sold under agreements to repurchase	166,141	172,972
Long-term debt	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	24,497	28,712
Total liabilities	$3,507,366	$3,625,790
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 29,427,738	29	29
Additional paid-in capital	591,076	591,053
Accumulated deficit	(184,792)	(190,265)
Accumulated other comprehensive income	6,317	2,340
Total stockholders’ equity before treasury stock	$412,630	$403,157

Common stock shares held in treasury at cost, 2016 723,402; 2015 732,887	(29,366)	(29,971)
Total stockholders’ equity	$383,264	$373,186
Total liabilities and stockholders’ equity	$3,890,630	$3,998,976

Common shares outstanding at period end	28,704,336	28,694,851

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$25,144	$24,166
Interest and dividends on investment securities:
Taxable interest income	3,611	3,272
Non-taxable interest income	769	825
Total interest income	$29,524	$28,263
Interest expense:
Deposits	$1,107	$1,239
Federal funds purchased and securities sold under agreements to repurchase	82	51
Short-term borrowings	13	—
Long-term debt	43	10
Junior subordinated debt owed to unconsolidated trusts	337	293
Total interest expense	$1,582	$1,593
Net interest income	$27,942	$26,670
Provision for loan losses	1,000	500
Net interest income after provision for loan losses	$26,942	$26,170
Other income:
Trust fees	$5,547	$5,697
Commissions and brokers’ fees, net	668	784
Remittance processing	2,925	2,487
Service charges on deposit accounts	3,125	2,884
Other service charges and fees	1,581	1,584
Gain on sales of loans	399	1,426
Security gains, net	1,067	1
Other	1,534	1,102
Total other income	$16,846	$15,965
Other expense:
Salaries and wages	$12,399	$14,506
Employee benefits	2,967	2,343
Net occupancy expense of premises	2,167	2,245
Furniture and equipment expense	1,084	1,191
Data processing	3,232	3,549
Amortization of intangible assets	766	769
Regulatory expense	588	643
Other	4,485	5,301
Total other expense	$27,688	$30,547
Income before income taxes	$16,100	$11,588
Income taxes	5,666	3,827
Net income	$10,434	$7,761
Preferred stock dividends	—	182
Net income available to common stockholders	$10,434	$7,579
Basic earnings per common share	$0.36	$0.26
Diluted earnings per common share	$0.36	$0.26
Dividends declared per share of common stock	$0.17	$0.15

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Net income	$10,434	$7,761
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net gains on securities:
Unrealized net holding gains arising during period	$7,699	$4,031
Reclassification adjustment for (gains) included in net income	(1,067)	(1)
Other comprehensive income, before tax	$6,632	$4,030
Income tax expense related to items of other comprehensive income	2,655	1,614
Other comprehensive income, net of tax	$3,977	$2,416
Comprehensive income	$14,411	$10,177

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	7,761	—	—	7,761
Other comprehensive income	—	—	—	—	2,416	—	2,416
Issuance of treasury stock for employee stock purchase plan	—	—	(280)	—	—	428	148
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(206)	—	—	190	(16)
Issuance of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.15 per share	—	—	—	(4,342)	—	—	(4,342)
Stock dividend equivalents restricted stock units at $0.15 per share	—	—	67	(66)	—	—	1
Stock-based employee compensation	—	—	341	—	—	—	341
Preferred stock dividends	—	—	—	(182)	—	—	(182)

Balance, March 31, 2015	$72,664	$29	$593,668	$(207,213)	$8,233	$(27,581)	$439,800

Balance, December 31, 2015	$—	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	—	10,434	—	—	10,434
Other comprehensive income	—	—	—	—	3,977	—	3,977
Issuance of treasury stock for employee stock purchase plan	—	—	(370)	—	—	533	163
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(78)	—	—	72	(6)
Cash dividends common stock at $0.17 per share	—	—	—	(4,879)	—	—	(4,879)
Stock dividend equivalents restricted stock units at $0.17 per share	—	—	82	(82)	—	—	—
Stock-based employee compensation	—	—	389	—	—	—	389

Balance, March 31, 2016	$—	$29	$591,076	$(184,792)	$6,317	$(29,366)	$383,264

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$10,434	$7,761
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	389	341
Depreciation	1,408	1,394
Amortization of intangible assets	766	769
Provision for loan losses	1,000	500
Provision for deferred income taxes	1,398	119
Amortization of security premiums and discounts, net	1,924	2,165
Accretion of premiums and discounts on loans, net	(247)	(262)
Net security gains	(1,067)	(1)
Gain on sales of loans, net	(399)	(1,426)
Net gain on disposition of premises and equipment	(9)	—
Premises and equipment impairment	—	670
Increase in cash surrender value of bank owned life insurance	(194)	(379)
Change in assets and liabilities:
(Increase) decrease in other assets	(1,176)	1,672
Decrease in other liabilities	(3,022)	(5,155)
Decrease in interest payable	(15)	(42)
(Increase) decrease in income taxes receivable	(1,015)	926
Net cash provided by operating activities before activities for loans originated for sale	$10,175	$9,052

Loans originated for sale	(35,677)	(73,687)
Proceeds from sales of loans	32,484	68,576
Net cash provided by operating activities	$6,982	$3,941

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	35,588	7,687
Proceeds from maturities of securities classified available for sale	49,608	56,105
Proceeds from maturities of securities classified held to maturity	503	4
Purchase of securities classified available for sale	(23,106)	(55,383)
Net decrease in loans	52,060	44,285
Proceeds from disposition of premises and equipment	12	9
Proceeds from sale of other real estate owned (“OREO”) properties	366	425
Purchases of premises and equipment	(1,235)	(1,062)
Net cash received in acquisitions	—	12,114
Net cash provided by investing activities	$113,796	$64,184

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(16,717)	$(18,642)
Net (decrease) increase in demand, money market and savings deposits	(90,661)	59,778
Cash dividends paid	(4,879)	(4,523)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(10)	(22)
Net decrease in securities sold under agreements to repurchase	(6,831)	(15,218)
Net cash (used in) provided by financing activities	$(119,098)	$21,373
Net increase in cash and due from banks	$1,680	$89,498
Cash and due from banks, beginning	$319,280	$339,438
Cash and due from banks, ending	$320,960	$428,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$1,591	$1,635
Income taxes	$5,200	$3,130
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$41	$192

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited Consolidated Interim Financial Statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The accompanying Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited Consolidated Interim Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

In preparing the accompanying Consolidated Financial Statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities and the determination of the allowance for loan losses.

Effective January 1, 2016, the Company elected to account for all loans held for sale at fair value.  Prior to this change, the Company accounted for loans held for sale at the lower of cost or fair value.  In the first quarter of 2016, this change did not have a material impact to results.  See Note 14 - Fair Value Measurements for further discussion.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  On April 30, 2016, First Busey completed the merger with Pulaski Financial Corp., a Missouri corporation (“Pulaski”).  The financial results of Pulaski are not recognized in this Form 10-Q.  See Note 2 — Acquisitions for further discussion.  Other than the completion of the Pulaski merger, there were no significant subsequent events for the quarter ended March 31, 2016 through the issuance date of these Consolidated Financial Statements that warranted adjustment to or disclosure in the Consolidated Financial Statements.

Note 2:  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed the acquisition of Pulaski. It is anticipated that Pulaski Bank, National Association, which was Pulaski’s wholly owned bank subsidiary prior to the merger (“Pulaski Bank”), will be merged with and into Busey Bank in the fourth quarter of 2016, subject to regulatory approval.  At the time of the bank merger, Pulaski Bank’s branches will become branches of Busey Bank.  Pulaski Bank offers a full line of quality retail and commercial banking products through thirteen full-service branch offices in the St. Louis metropolitan area. Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest.

Under the terms of the definitive agreement, at the effective time of the merger, each share of Pulaski common stock issued and outstanding as of the effective time was converted into and constituted the right to receive 0.79 shares of Busey common stock and cash in lieu of fractional shares.  The market value of the shares of Busey common stock issuable at the effective time of the merger was approximately $193.1 million based on Busey’s closing stock price of $20.44 on April 29, 2016.

The merger with Pulaski allows the Company to significantly expand its geographic presence through a premier St. Louis banking franchise with an almost 100-year history and a strong regional mortgage presence.  In addition, this transaction is strategically compelling and financially attractive.  This acquisition creates a Midwest community bank with greater scale and operating efficiency, along with geographic and balance sheet diversification.  It also provides cross-sale opportunities with our Wealth Management operating segment.  Pulaski has a deep and experienced management team to assist in post-merger integration and market expansion, and a similar culture to First Busey which will facilitate a successful integration process.  By acquiring organizations with a similar philosophy in markets which complement the Company’s existing customer base, First Busey intends to expand its franchise through balanced, integrated growth strategies that generate value.

The transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair value assessments are incomplete as of the filing date of this Form 10-Q.  Fair values are subject to refinement for up to one year after the closing date of April 30, 2016.  This acquisition is a subsequent event and the financial results of Pulaski are not recognized in this Form 10-Q.

During the first quarter of 2016, First Busey incurred $0.2 million of acquisition expenses related to the acquisition of Pulaski, comprised primarily of legal and consulting costs.  As of March 31, 2016, Pulaski had total consolidated assets of $1.64 billion, total loans of $1.41 billion and total deposits of $1.25 billion.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2016 and 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of Pulaski into the Company’s Consolidated Statements of Income, including the impact of estimated purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit, borrowing and trust preferred securities premium accretion and premises accretion, net of taxes.  Actual purchase accounting adjustments are incomplete as of the filing date of this Form 10-Q.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below.

	Pro Forma
	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Total revenues (net interest income plus other income)	$61,025	$58,311
Net income	13,400	11,439

Herget Financial Corp.

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

Expenses related to the acquisition of Herget Financial for the first quarter of 2016 were insignificant.  During the first quarter of 2015, expenses related to the acquisition of Herget Financial totaled $1.0 million.  The 2015 expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of other expense in the accompanying unaudited Consolidated Interim Financial Statements.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This guidance is effective for reporting periods after December 15, 2016, and interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2016:
Available for sale
U.S. Treasury securities	$64,943	$559	$—	$65,502
Obligations of U.S. government corporations and agencies	110,103	540	—	110,643
Obligations of states and political subdivisions	166,626	2,638	(22)	169,242
Residential mortgage-backed securities	274,423	5,041	(2)	279,462
Corporate debt securities	149,508	1,829	(471)	150,866
Total debt securities	765,603	10,607	(495)	775,715
Mutual funds and other equity securities	2,632	423	—	3,055
Total	$768,235	$11,030	$(495)	$778,770

Held to maturity
Obligations of states and political subdivisions	$48,089	$890	$(7)	$48,972
Commercial mortgage-backed securities	993	61	—	1,054
Total	$49,082	$951	$(7)	$50,026

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2015:
Available for sale
U.S. Treasury securities	$65,003	$189	$(1)	$65,191
Obligations of U.S. government corporations and agencies	132,547	211	(153)	132,605
Obligations of states and political subdivisions	176,764	2,154	(306)	178,612
Residential mortgage-backed securities	304,978	2,922	(351)	307,549
Corporate debt securities	150,001	307	(1,503)	148,805
Total debt securities	829,293	5,783	(2,314)	832,762
Mutual funds and other equity securities	1,642	434	—	2,076
Total	$830,935	$6,217	$(2,314)	$834,838

Held to maturity
Obligations of states and political subdivisions	$48,835	$449	$(34)	$49,250
Commercial mortgage-backed securities	997	24	—	1,021
Total	$49,832	$473	$(34)	$50,271

The amortized cost and fair value of debt securities as of March 31, 2016, by contractual maturity or pre-refunded date, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$115,587	$116,007	$1,713	$1,716
Due after one year through five years	349,857	353,183	18,508	18,730
Due after five years through ten years	71,454	74,005	25,300	25,937
Due after ten years	228,705	232,520	3,561	3,643
Total	$765,603	$775,715	$49,082	$50,026

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Gross security gains	$1,074	$1
Gross security (losses)	(7)	—
Net security gains	$1,067	$1

The tax provision for the net realized gains and losses was $0.4 million for the three months ended March 31, 2016 and insignificant for the three months ended March 31, 2015.

Investment securities with carrying amounts of $584.4 million and $627.4 million on March 31, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2016:
Available for sale
Obligations of states and political subdivisions	$1,509	$(1)	$3,706	$(21)	$5,215	$(22)
Residential mortgage-backed Securities	1,608	(2)	—	—	1,608	(2)
Corporate debt securities	25,779	(428)	4,986	(43)	30,765	(471)
Total temporarily impaired Securities	$28,896	$(431)	$8,692	$(64)	$37,588	$(495)

Held to maturity
Obligations of states and political subdivisions	$2,629	$(7)	$—	$—	$2,629	$(7)
Total temporarily impaired Securities	$2,629	$(7)	$—	$—	$2,629	$(7)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2015:
Available for sale
U.S. Treasury securities	$364	$(1)	$—	$	$364	$(1)
Obligations of U.S. government corporations and agencies	52,154	(153)	—		52,154	(153)
Obligations of states and political subdivisions	40,026	(159)	11,419	(147)	51,445	(306)
Residential mortgage-backed Securities	93,608	(351)	—	—	93,608	(351)
Corporate debt securities	99,148	(1,503)	—	—	99,148	(1,503)
Total temporarily impaired Securities	$285,300	$(2,167)	$11,419	$(147)	$296,719	$(2,314)

Held to maturity
Obligations of states and political subdivisions(1)	$8,451	$(34)	$91	$—	$8,542	$(34)
Total temporarily impaired Securities	$8,451	$(34)	$91	$—	$8,542	$(34)

(1)Unrealized losses existing for greater than 12 months, gross, was less than one thousand dollars.

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).   The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2016 was 29, and represented a loss of 1.23% of the aggregate carrying value. As of March 31, 2016, the Company does not intend to sell the securities in the table above and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at March 31, 2016.

The Company had available for sale obligations of state and political subdivisions with a fair value of $169.2 million and $178.6 million as of March 31, 2016 and December 31, 2015, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $49.0 million and $49.3 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $184.9 million of general obligation bonds and $33.3 million of revenue bonds issued by 264 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 29 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 15 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

March 31, 2016:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	73	$62,146	$63,477	$870
Wisconsin	33	26,795	27,081	821
Michigan	39	27,872	28,446	729
Pennsylvania	10	12,322	12,418	1,242
Texas	17	11,703	11,867	698
Ohio	10	10,702	10,801	1,080
Iowa	3	5,549	5,588	1,863
Other	45	24,621	25,218	560
Total general obligations bonds	230	$181,710	$184,896	$804

December 31, 2015:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	77	$64,455	$65,557	$851
Wisconsin	36	30,889	31,079	863
Michigan	39	27,923	28,339	727
Pennsylvania	10	12,601	12,650	1,265
Texas	18	12,117	12,165	676
Ohio	10	10,723	10,705	1,071
Iowa	3	5,550	5,571	1,857
Other	48	26,938	27,375	570
Total general obligations bonds	241	$191,196	$193,441	$803

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at March 31, 2016 and December 31, 2015.  Accordingly, as of March 31, 2016 and December 31, 2015, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 97.5% had been rated by at least one nationally recognized statistical rating organization and 2.5% were unrated, based on the fair value as of March 31, 2016.  Of the general obligation bonds in the Company’s portfolio, 97.6% had been rated by at least one nationally recognized statistical rating organization and 2.4% were unrated, based on the fair value as of December 31, 2015.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

March 31, 2016:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Indiana	8	$9,397	$9,469	$1,184
Illinois	7	8,441	8,564	1,223
Other	19	15,167	15,285	804
Total revenue bonds	34	$33,005	$33,318	$980

December 31, 2015:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Indiana	9	$10,187	$10,173	$1,130
Illinois	7	8,450	8,478	1,211
Other	21	15,766	15,770	751
Total revenue bonds	37	$34,403	$34,421	$930

The revenue bonds are diversified across many issuers and revenue sources with $3.0 million being the largest exposure to a single issuer at each of March 31, 2016 and December 31, 2015.  Accordingly, as of March 31, 2016 and December 31, 2015, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of March 31, 2016 and December 31, 2015.  Some of the primary types of revenue bonds owned in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

Note 5:  Loans

Geographic distributions of loans were as follows:

	March 31, 2016
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$576,906	$16,722	$25,261	$618,889
Commercial real estate	911,581	161,098	125,117	1,197,796
Real estate construction	52,514	12,516	39,238	104,268
Retail real estate	524,069	107,857	18,548	650,474
Retail other	13,227	858	—	14,085
Total gross loans	$2,078,297	$299,051	$208,164	$2,585,512

Less held for sale(1)				12,943
				$2,572,569
Less allowance for loan losses				45,171
Net loans				$2,527,398

(1)Loans held for sale are included in retail real estate.

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	532,001	108,978	19,563	660,542
Retail other	14,125	850	—	14,975
Total gross loans	$2,107,762	$307,886	$221,442	$2,637,090

Less held for sale(1)				9,351
				$2,627,739

Less allowance for loan losses				47,487
Net loans				$2,580,252

(1)Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $1.2 million as of March 31, 2016 and $0.9 million as of December 31, 2015.

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

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Geographic distributions of loans by state is displayed in the table above, while all further loan information is presented on a combined level.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $2.41 billion at March 31, 2016, compared to $2.46 billion at December 31, 2015.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $161.7 million at March 31, 2016, compared to $166.8 million at December 31, 2015.

The following table presents weighted average risk grades segregated by category of loans (excluding held for sale, loan accretion, non-posted and clearings):

	March 31, 2016
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Commercial	5.41	$495,589	$78,861	$19,982	$13,149	$11,433
Commercial real estate	5.80	1,044,179	70,024	53,759	28,408	2,360
Real estate construction	6.57	58,425	34,427	9,961	1,117	375
Retail real estate	5.99	594,869	21,082	13,568	3,843	3,020
Retail other	6.10	13,346	56	516	15	180
Total		$2,206,408	$204,450	$97,786	$46,532	$17,368

	December 31, 2015
	Weighted Avg. Risk Grade	Grades 1, 3, 6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Commercial	5.23	$553,294	$57,703	$27,142	$10,966	$7,617
Commercial real estate	5.77	1,068,568	58,238	51,418	29,781	1,496
Real estate construction	6.46	65,284	15,053	14,755	1,157	366
Retail real estate	5.98	607,398	21,637	13,974	4,204	3,139
Retail other	6.10	14,172	64	644	—	130
Total		$2,308,716	$152,695	$107,933	$46,108	$12,748

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2016
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non- accrual Loans
	(dollars in thousands)
Commercial	$40	$294	$443	$11,433
Commercial real estate	343	23	—	2,360
Real estate construction	65	—	—	375
Retail real estate	1,631	34	9	3,020
Retail other	6	—	—	180
Total	$2,085	$351	$452	$17,368

	December 31, 2015
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non- accrual Loans
	(dollars in thousands)
Commercial	$598	$162	$15	$7,617
Commercial real estate	1,037	27	—	1,496
Real estate construction	—	—	—	366
Retail real estate	1,278	160	—	3,139
Retail other	19	1	—	130
Total	$2,932	$350	$15	$12,748

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

The gross interest income that would have been recorded in the three months ended March 31, 2016 if impaired loans had been current in accordance with their original terms was $0.2 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2016.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$8,743	$8,770
30 — 89 days past due	337	60
Included in non-performing loans	3,040	643
Total	$12,120	$9,473

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

Performing loans classified as TDRs during the three months ended March 31, 2016 included three commercial real estate modifications for short-term principal payment relief, with a recorded investment of $0.3 million and two retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.3 million.

Performing loans classified as TDRs during the three months ended March 31, 2015 included four retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.4 million.

The gross interest income that would have been recorded in the three months ended March 31, 2016 and 2015 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were entered into during the last twelve months that subsequently were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2016 consisted of one retail real estate modification totaling $0.1 million and one insignificant retail other modification.

TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three months ended March 31, 2015 consisted of one commercial modification totaling $1.0 million.

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	March 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$17,200	$5,016	$7,061	$12,077	$3,365	$6,147
Commercial real estate	6,715	4,284	2,223	6,507	921	8,065
Real estate construction	1,566	830	25	855	25	885
Retail real estate	12,278	11,051	449	11,500	149	11,863
Retail other	267	180	4	184	4	295
Total	$38,026	$21,361	$9,762	$31,123	$4,464	$27,255

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$14,302	$3,362	$8,238	$11,600	$3,304	$4,482
Commercial real estate	5,865	4,018	1,363	5,381	459	8,700
Real estate construction	1,569	830	29	859	29	833
Retail real estate	12,378	11,108	452	11,560	152	12,070
Retail other	272	233	5	238	5	261
Total	$34,386	$19,551	$10,087	$29,638	$3,949	$26,346

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at March 31, 2016 and December 31, 2015.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation of 3.00% placed on those loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of March 31, 2016, the Company believed this reserve remained adequate.  Grade 8 loans have an additional allocation of 1.00% placed on them, which is an estimate of the additional loss inherent in these loan grades.  As of March 31, 2016, the Company believed this reserve remained adequate.

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

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit and interest rate and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.

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

During the first quarter of 2016, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan loss	3,411	(379)	11	(2,102)	59	1,000
Charged-off	(3,552)	—	—	(198)	(121)	(3,871)
Recoveries	349	15	62	73	56	555
Ending Balance	$13,323	$18,240	$1,836	$11,487	$285	$45,171

	As of and for the Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$10,041	$20,639	$2,795	$13,662	$316	$47,453
Provision for loan loss	(594)	338	(857)	1,640	(27)	500
Charged-off	(1)	(708)	—	(316)	(7)	(1,032)
Recoveries	82	244	158	221	26	731
Ending Balance	$9,528	$20,513	$2,096	$15,207	$308	$47,652

The following table presents the allowance for loan losses and recorded investments in loans, excluding loans held for sale, by category:

	As of March 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$3,365	$921	$25	$149	$4	$4,464
Loans collectively evaluated for impairment	9,958	17,319	1,811	11,338	281	40,707
Ending Balance	$13,323	$18,240	$1,836	$11,487	$285	$45,171

Loans:
Loans individually evaluated for impairment	$12,078	$6,137	$507	$11,500	$184	$30,406
Loans collectively evaluated for impairment	606,811	1,191,290	103,413	626,031	13,901	2,541,446
PCI loans evaluated for Impairment	—	369	348	—	—	717
Ending Balance	$618,889	$1,197,796	$104,268	$637,531	$14,085	$2,572,569

	As of December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$3,304	$459	$29	$152	$5	$3,949
Loans collectively evaluated for impairment	9,811	18,145	1,734	13,562	286	43,538
Ending Balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487

Loans:
Loans individually evaluated for impairment	$11,600	$5,005	$527	$11,560	$238	$28,930
Loans collectively evaluated for impairment	644,976	1,203,048	95,709	639,631	14,737	2,598,101
PCI loans evaluated for Impairment	—	376	332	—	—	708
Ending Balance	$656,576	$1,208,429	$96,568	$651,191	$14,975	$2,627,739

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.   At March 31, 2016, the Company held $0.4 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2015, the Company held $0.5 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At March 31, 2016 the Company had $0.8 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(dollars in thousands)
OREO:
Beginning balance	$783	$216
Additions, transfers from loans	41	1,251
Additions, fair value from Herget Financial acquisition	—	284
Proceeds from sales of OREO	(366)	(1,090)
Gain on sales of OREO	24	122
Valuation allowance for OREO	(19)	—
Ending balance	$463	$783

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

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Balance at end of period	$166,141	$172,972
Weighted average interest rate at end of period	0.21%	0.18%
Maximum outstanding at any month end in year-to-date period	$171,848	$202,376
Average daily balance for the year-to-date period	$163,328	$179,662
Weighted average interest rate during period(1)	0.20%	0.10%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Note 8:  Earnings Per Common Share

Earnings per common share, adjusted to reflect the Reverse Stock Split, have been computed as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders	$10,434	$7,579
Shares:
Weighted average common shares outstanding	28,739	28,986

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	190	183

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	28,929	29,169

Basic earnings per common share	$0.36	$0.26

Diluted earnings per common share	$0.36	$0.26

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At March 31, 2016, 10,850 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At March 31, 2015, 87,102 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of March 31, 2016, the Company held 723,402 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During the third quarter of 2015, the Company purchased 333,333 shares under this repurchase plan.  Repurchases were executed in contemplation of maintaining levels of treasury stock appropriate to satisfy compensation awards, in addition to favorable pricing opportunities that were broadly manifest in the market for bank stocks during the third quarter of 2015.  At March 31, 2016 the Company had 333,334 shares that may yet be purchased under the plan.

A description of the 2010 Equity Incentive Plan, which was amended in 2015, can be found in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel.  All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

A summary of the status of and changes in the Company’s stock option awards for the three months ended March 31, 2016 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of year	96,568	$43.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	50,718	58.23
Outstanding at end of period	45,850	$27.50	3.17
Exercisable at end of period	45,850	$27.50	3.17

The Company did not record any stock option compensation expense for the three months ended March 31, 2016 or 2015.

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2016, is as follows:

		Weighted-
		Average	Director	Weighted-
	Restricted	Grant	Deferred	Average
	Stock	Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	424,930	$17.10	24,763	$19.25
Granted	—	—	—	—
Dividend Equivalents Earned	3,919	18.43	631	18.43
Vested	(1,615)	14.02	(403)	18.43
Forfeited	(3,046)	18.82	—	—
Non-vested at end of period	424,188	$17.11	24,991	$19.24
Outstanding at end of period	424,188	$17.11	69,087	$17.17

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company recognized $0.4 million and $0.3 million of compensation expense related to non-vested stock units for the three months ended March 31, 2016 and 2015.  As of March 31, 2016, there was $4.0 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.4 years.

Note 10:  Income Taxes

At March 31, 2016, the Company was not under examination by any tax authority.

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

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$631,281	$618,551
Standby letters of credit	15,437	15,325

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2016 and December 31, 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

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

With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $60.0 million on December 8, 2015.  The Company will continue to evaluate the appropriateness of future capital distributions.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of March 31, 2016, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and the Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a Common Equity Tier 1 capital conservation buffer of 2.5% of risk weighted assets which is in addition to the other minimum risk based capital standards in the rule. Failure to maintain the buffer will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.  The capital buffer requirement is being phased-in over three years beginning in 2016.  The table below includes the 0.625% increase for 2016 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of March 31, 2016, the Company and the Bank were in compliance with the current phase Basel III Rules and management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$437,374	15.02%	$251,218	8.625%	$291,267	10.00%
Busey Bank	$406,618	14.07%	$249,298	8.625%	$289,041	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$400,651	13.76%	$192,965	6.625%	$233,014	8.00%
Busey Bank	$370,165	12.81%	$191,490	6.625%	$231,233	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$347,006	11.91%	$149,275	5.125%	$189,324	6.50%
Busey Bank	$370,165	12.81%	$148,134	5.125%	$187,877	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$400,651	10.36%	$154,733	4.00%	N/A	N/A
Busey Bank	$370,165	9.63%	$153,829	4.00%	$192,286	5.00%

Note 13:  Operating Segments and Related Information

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Effective for the year ended December 31, 2015, the Company realigned its operating segments.  Results for the operating segments were revised for prior periods to reflect the impact of this realignment.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Banking	$4,824	$4,824	$3,837,178	$3,944,031
Remittance Processing	8,992	8,992	30,773	30,231
Wealth Management	11,694	11,694	27,729	27,651
Other	—	—	(5,050)	(2,937)
Totals	$25,510	$25,510	$3,890,630	$3,998,976

	Three Months Ended March 31,
	2016	2015
Net interest income:
Banking	$28,212	$26,880
Remittance Processing	14	13
Wealth Management	66	71
Other	(350)	(294)
Total net interest income	$27,942	$26,670

Other income:
Banking	$7,790	$7,109
Remittance Processing	3,040	2,532
Wealth Management	6,261	6,529
Other	(245)	(205)
Total other income	$16,846	$15,965

Other expense:
Banking	$19,976	$23,407
Remittance Processing	2,290	1,946
Wealth Management	4,105	4,019
Other	1,317	1,175
Total other expense	$27,688	$30,547

Income before income taxes:
Banking	$15,026	$10,082
Remittance Processing	764	599
Wealth Management	2,222	2,581
Other	(1,912)	(1,674)
Total income before income taxes	$16,100	$11,588

Net income:
Banking	$9,703	$6,645
Remittance Processing	457	358
Wealth Management	1,322	1,595
Other	(1,048)	(837)
Total net income	$10,434	$7,761

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

There were no transfers between levels during the quarter ended March 31, 2016.

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

Loans held for sale. Beginning on January 1, 2016, the Company elected to adopt the fair value option for all residential mortgage loans held for sale and to account for such loans at their fair values with changes in fair value recognized in earnings, consistent with the provisions in ASC 820.  The Company accounted for held for sale loans that were originated prior to January 1, 2016 under the lower of cost or fair value option, with any corresponding adjustments recorded as a valuation adjustment, if necessary.  Such fair value adjustments are recorded as a component of gain on sale of loans in the accompanying unaudited Consolidated Interim Financial Statements.  The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as level 2 in the ASC 820 fair value hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2016
Securities available for sale
U.S. Treasury securities	$—	$65,502	$—	$65,502
Obligations of U.S. government corporations and agencies	—	110,643	—	110,643
Obligations of states and political subdivisions	—	169,242	—	169,242
Residential mortgage-backed securities	—	279,462	—	279,462
Corporate debt securities	—	150,866	—	150,866
Mutual funds and other equity securities	3,055	—	—	3,055
Loans
Loans held for sale		12,943		12,943
Derivative liabilities
Foreign currency forward contracts	—	23	—	23

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,191	$—	$65,191
Obligations of U.S. government corporations and agencies	—	132,605	—	132,605
Obligations of states and political subdivisions	—	178,612	—	178,612
Residential mortgage-backed securities	—	307,549	—	307,549
Corporate debt securities	—	148,805	—	148,805
Mutual funds and other equity securities	2,076	—	—	2,076
Derivative assets
Foreign currency forward contracts	—	4	—	4
Derivative liabilities
Foreign currency forward contracts	—	2	—	2

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31 2016
Impaired loans	$—	$—	$5,298	$5,298
OREO	—	—	3	3

December 31, 2015
Impaired loans	$—	$—	$6,138	$6,138
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
March 31, 2016
Impaired loans	$5,298	Appraisal of collateral	Appraisal adjustments	-3.4% to -100.0% (-37.4)%
OREO	3	Appraisal of collateral	Appraisal adjustments	-87.8% to -100.0% (-99.7)%
December 31, 2015
Impaired loans	$6,138	Appraisal of collateral	Appraisal adjustments	-4.3% to -100.0% (-30.9)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$320,960	$320,960	$319,280	$319,280
Level 2 inputs:
Securities held to maturity	49,082	50,026	49,832	50,271
Loans held for sale(2)	—	—	9,351	9,492
Accrued interest receivable	12,461	12,461	12,122	12,122
Level 3 inputs:
Loans, net	2,527,398	2,537,679	2,580,252	2,583,458
Mortgage servicing rights	3,199	5,937	3,475	5,896

Financial liabilities:
Level 2 inputs:
Deposits	$3,181,728	$3,181,066	$3,289,106	$3,286,677
Securities sold under agreements to repurchase	166,141	166,141	172,972	172,972
Long-term debt	80,000	80,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	423	423	438	438

(2)Effective January 1, 2016, measured at fair value on a recurring basis.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The fair value of loans, net reflects general changes in the interest rate curve used to calculate fair values based on cash flows.  The fair value of mortgage servicing rights is estimated by discounting the future cash flows and classified as level 3 in the ASC 820 fair value hierarchy.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries at March 31, 2016 (unaudited), as compared with December 31, 2015 and March 31, 2015 (unaudited), and the results of operations for the three months ended March 31, 2016 (unaudited), as compared to the three months ended March 31 and December 31, 2015 (unaudited).  Management’s discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE SUMMARY

Recent Acquisition

As recently announced, on May 2, 2016, First Busey completed its acquisition of Pulaski, a strategically compelling and financially attractive acquisition for the Company.  This acquisition creates a Midwest community bank with greater scale and operating efficiency, along with geographic and balance sheet diversification.  It also provides cross-sale opportunities with our Wealth Management operating segment.  Pulaski has a deep and experienced management team to assist in post-merger integration and market expansion, and a similar culture to First Busey which will facilitate a successful integration process.  It is anticipated that Pulaski Bank will be merged with and into Busey Bank in the fourth quarter of 2016, subject to regulatory approval.  This acquisition is a subsequent event and the financial results of Pulaski are not recognized in this Form 10-Q.  One time charges relating to the integration of Pulaski may have a negative impact on expenses for the remainder of 2016.

Operating Results

First Busey’s net income and net income available to common stockholders for the first quarter of 2016 was $10.4 million, or $0.36 per fully diluted common share.  The Company reported net income of $10.7 million and net income available to common stockholders of $10.5 million, or $0.36 per fully-diluted common share for the fourth quarter of 2015 and net income of $7.8 million and net income available to common stockholders of $7.6 million, or $0.26 per fully-diluted common share for the first quarter of 2015.  On January 8, 2015, First Busey completed its acquisition of Herget Financial.  The Company incurred $1.0 million of one-time expenses in the first quarter of 2015 related to this acquisition, consisting primarily of restructuring, legal, consulting, and marketing costs, in addition to $0.7 million of fixed asset impairments and $0.3 million of other corporate restructuring costs.  Excluding the acquisition and non-recurring expenses noted above, net income in the first quarter of 2015 would have increased $1.2 million after tax, resulting in net income available to common stockholders of $8.8 million, or $0.30 per fully-diluted common share.

Sound asset quality management supported continued balance sheet strength in the first quarter of 2016.  Average gross loans decreased seasonally to $2.59 billion as of March 31, 2016 compared to $2.60 billion as of December 31, 2015 but increased from $2.49 billion as of March 31, 2015.  Average non-interest bearing deposits of $768.3 million for the three months ended March 31, 2016 increased from $730.7 million for the three months ended December 31, 2015 and $703.5 million for the three months ended March 31, 2015.  Average total deposit balances for the three months ended March 31, 2016 were $3.20 billion compared to $3.17 billion for the three months ended December 31, 2015 and $3.15 billion for the three months ended March 31, 2015. The Company remains strongly core deposit funded with total average deposits for the first quarter of 2016 representing 90.7% of total average liabilities, with solid liquidity and significant market share in the communities it serves.

Beginning on January 1, 2016, the Company elected to adopt the fair value option for all residential mortgage loans originated for sale to investors.  Prior to this change, the Company accounted for mortgage loans held for sale under the lower of cost or fair value.  The fair value option was elected for consistency with reporting related to the acquisition of Pulaski, as mortgage volume is expected to increase significantly under the combined mortgage operations. In the first quarter of 2016, this change did not have a material impact to results. In addition, the Company adopted a conforming approach to the accounting for loan fees and costs for mortgage loans held for sale, which reclassifies $0.4 million of related compensation expense from salary and wages to gain on sales of loans for the first quarter of 2016.  Loans held for sale increased to $12.9 million in the first quarter of 2016 compared to $9.4 million in the fourth quarter of 2015 and $18.7 million in the first quarter of 2015, based on normal changes in production.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 54.3% of the Company’s non-interest income for the quarter ended March 31, 2016, providing a balance to revenue from traditional banking activities.  Furthermore, the Company believes the boutique services offered to ultra-high net worth clients by Trevett Capital Partners within its suite of wealth services broadens the Company’s business base and enhances its ability to further develop revenue sources.  In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

Trust fees and commissions and brokers’ fees increased to $6.2 million for the first quarter of 2016 compared to $5.7 million for the fourth quarter of 2015, but decreased slightly from $6.5 million for the first quarter of 2015.  Remittance processing revenue grew to $2.9 million for the first quarter of 2016 compared to $2.7 million for the fourth quarter of 2015 and $2.5 million for the first quarter of 2015.

With an active growth plan, our strong capital position, an attractive core funding base, and a sound credit foundation, we feel confident that we are well positioned moving forward in 2016.

Asset Quality

While much internal focus has been directed toward growth, the Company remains committed to credit quality.  As of March 31, 2016, the Company reported non-performing loans of $17.8 million compared to $12.8 million as of December 31, 2015 and $10.4 million as of March 31, 2015.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

The Company recorded net charge-offs of $3.3 million for the first quarter of 2016 compared to $0.7 million for the fourth quarter of 2015 and $0.3 million for the first quarter of 2015.  Charge-offs during the first quarter of 2016 were primarily attributable to a few specific commercial borrowers in agricultural and energy, rather than a broader shift in trends.  The Company has limited exposure to borrowers in the agricultural and energy industries. The Company recorded a provision for loan losses of $1.0 million in the first quarter of 2016 and fourth quarter of 2015, compared to $0.5 million in the first quarter of 2015.  The Company continues to manage its balance sheet through a well-positioned allowance and proactively addressing credit matters.

The allowance for loan losses as a percentage of loans decreased slightly to 1.7% at March 31, 2016 compared to 1.8% at December 31, 2015 and 1.9% at March 31, 2015.  The Company is holding acquired loans from the Herget acquisition with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit and interest rate and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Gross loans(1)	$2,585,512	$2,637,090	$2,484,851
Commercial loans(2)	1,920,953	1,961,573	1,815,183
Allowance for loan losses	45,171	47,487	47,652
Non-performing loans
Non-accrual loans	17,368	12,748	10,202
Loans 90+ days past due	452	15	189
Loans 30-89 days past due	2,436	3,282	3,716
Other non-performing assets	463	783	315
Non-performing assets to total loans and non- performing assets	0.7%	0.5%	0.4%
Allowance as a percentage of non-performing loans	253.5%	372.1%	458.6%
Allowance for loan losses to loans	1.7%	1.8%	1.9%

(1)Includes loans held for sale.

(2)Includes loans categorized as commercial, commercial real estate and real estate construction.

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

The Company has twenty-eight banking centers serving Illinois.  Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  Caterpillar announced significant restructuring and cost cutting initiatives that began in the third quarter of 2015 and, while no substantial direct exposure exists, we will continue to monitor the potential impact to the surrounding community and our customers.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

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

The recently announced acquisition of Pulaski expands our presence into the St. Louis, Missouri metropolitan area. Pulaski Bank has thirteen full-service branch offices in the St. Louis metropolitan area. Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016			2015			Change in income/ expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$241,250	$300	0.50%	$298,837	$192	0.26%	$(43)	$151	$108
Investment securities
U.S. Government obligations	193,258	549	1.14%	227,283	656	1.17%	(92)	(15)	(107)
Obligations of states and political
subdivisions(1)	219,927	1,535	2.81%	246,982	1,660	2.73%	(177)	52	(125)
Other securities	447,164	2,410	2.17%	387,669	2,033	2.13%	335	42	377
Loans(1) (2)	2,589,830	25,267	3.92%	2,486,569	24,260	3.96%	1,178	(171)	1,007
Total interest-earning assets(1)	$3,691,429	$30,061	3.28%	$3,647,340	$28,801	3.20%	$1,201	$59	$1,260

Cash and due from banks	59,420			93,493
Premises and equipment	63,243			65,855
Allowance for loan losses	(47,602)			(48,149)
Other assets	140,349			142,659

Total Assets	$3,906,839			$3,901,198

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$1,985,041	$561	0.11%	$1,908,337	$514	0.11%	$25	$22	$47
Time deposits	449,796	546	0.49%	533,267	725	0.55%	(103)	(76)	(179)
Short-term borrowings:
Federal funds purchased	386	1	1.04%	—	—	—%	1	—	1
Repurchase agreements	163,328	81	0.20%	186,663	51	0.11%	(7)	37	30
Other	—	13	—%	—	—	—%	—	13	13
Long-term debt	80,000	43	0.22%	50,367	10	0.08%	9	24	33
Junior subordinated debt owed to unconsolidated trusts	55,000	337	2.46%	55,000	293	2.16%	—	44	44
Total interest-bearing liabilities	$2,733,551	$1,582	0.23%	$2,733,634	$1,593	0.24%	$(76)	$65	$(11)

Net interest spread(1)			3.05%			2.96%

Noninterest-bearing deposits	768,271			703,505
Other liabilities	28,306			28,026
Stockholders’ equity	376,711			436,033

Total Liabilities and Stockholders’ Equity	$3,906,839			$3,901,198

Interest income / earning assets(1)	$3,691,429	$30,061	3.28%	$3,647,340	$28,801	3.20%
Interest expense / earning assets	$3,691,429	$1,582	0.18%	$3,647,340	$1,593	0.17%

Net interest margin(1)		$28,479	3.10%		$27,208	3.03%	$1,277	$(6)	$1,271

(1)On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average loans.

(3)Annualized.

Total average interest-earning assets increased $44.1 million, or 1.2%, to $3.69 billion for the three month period ended March 31, 2016, as compared to $3.65 billion for the same period in 2015.  Average loans increased for the three month period ended March 31, 2016, as compared to the same period in 2015, due to our continued emphasis on organic commercial loan growth.

Total average interest-bearing liability balances were steady for the three month period ended March 31, 2016, as compared to the same period in 2015.  Average noninterest-bearing deposits increased $64.8 million, or 9.2%, to $768.3 million for the three month period ended March 31, 2016, as compared to $703.5 million for the same period in 2015.  The Company remains strongly core deposit funded with total average deposits for the first quarter of 2016 representing 90.7% of total average liabilities, with solid liquidity and significant market share in the communities it serves.

Interest income, on a tax-equivalent basis, increased $1.3 million for the three month period ended March 31, 2016, as compared to the same period of 2015.  The interest income increase related primarily to the increase in loan volumes.  Interest expense decreased by an insignificant amount for the three month period ended March 31, 2016, as compared to the same period of 2015.  The Federal Open Market Committee announced that effective December 17, 2015, the federal funds rate increased from 0.25% to 0.50%.  The Company expects this increase in interest rates to be modestly favorable to net interest income in the next year.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.10% for the three month period ended March 31, 2016, compared to 3.03% for the same period in 2015.

Quarterly net interest margins for 2016 and 2015 are as follows:

	2016	2015
First Quarter	3.10%	3.03%
Second Quarter	—	3.05%
Third Quarter	—	3.10%
Fourth Quarter	—	3.23%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.05% for the three month period ended March 31, 2016, compared to 2.96% for the same period in 2015.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for accounting policies underlying the recognition of interest income and expense.

Other income

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Trust fees	$5,547	$5,697	$(150)	(2.6)%
Commissions and brokers’ fees, net	668	784	(116)	(14.8)%
Remittance processing	2,925	2,487	438	17.6%
Service charges on deposit accounts	3,125	2,884	241	8.4%
Other service charges and fees	1,581	1,584	(3)	(0.2)%
Gain on sales of loans	399	1,426	(1,027)	(72.0)%
Security gains, net	1,067	1	1,066	NM
Other	1,534	1,102	432	39.2%
Total other income	$16,846	$15,965	$881	5.5%

NM — percentage change not meaningful

Total other income of $16.8 million for the three month period ended March 31, 2016 increased by 5.5% as compared to $16.0 million for the same period in 2015.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, of $6.2 million for the three months ended March 31, 2016 decreased $0.3 million compared to $6.5 million for the same period in 2015, primarily due to market trends.

Remittance processing revenue of $2.9 million for the three months ended March 31, 2016 increased $0.4 million compared to $2.5 million for the same period of 2015.  The increases were primarily due to growth in electronic processing revenues, including online and mobile services.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $4.7 million for the three month period ended March 31, 2016 as compared to $4.5 million for the same period of 2015.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans decreased to $0.4 million for the three month period ended March 31, 2016 compared to $1.4 million for the same period of 2015.  The decrease was a result of market trends and the election of cost reclassification on held for sale loans, which reclassified $0.4 million of related compensation expense from salary and wages to gain on sales of loans.

Security gains, net increased to $1.1 million for the three month period ended March 31, 2016 compared to an insignificant amount for the same period of 2015.  The increase related to a strategic bond trade that repositioned the investment portfolio to maintain future net interest margin strength and simultaneously elevated the current economic value to shareholders through other income. The Company sold $31.1 million of seasoned To-Be-Announced eligible residential mortgage-backed securities to take advantage of a price floor phenomenon, with related gains of $1.1 million on the sale.  The sales proceeds were reinvested within normal investment parameters at similar yields to the securities sold.

Other income of $1.5 million for the three month period ended March 31, 2016 increased $0.4 million compared to the same period in 2015 across multiple revenue sources.

Other expense

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$12,399	$14,506	$(2,107)	(14.5)%
Employee benefits	2,967	2,343	624	26.6%
Total compensation expense	$15,366	$16,849	$(1,483)	(8.8)%
Net occupancy expense of premises	$2,167	$2,245	$(78)	(3.5)%
Furniture and equipment expenses	1,084	1,191	(107)	(9.0)%
Data processing	3,232	3,549	(317)	(8.9)%
Amortization of intangible assets	766	769	(3)	(0.4)%
Regulatory expense	588	643	(55)	(8.6)%
Other	4,485	5,301	(816)	(15.4)%
Total other expense	$27,688	$30,547	$(2,859)	(9.4)%

Income taxes	$5,666	$3,827	$1,839	48.1%
Effective rate on income taxes	35.2%	33.0%

Efficiency ratio	60.8%	69.0%
Full-time equivalent employees as of period-end	788	828

Total other expense of $27.7 million for the three month period ended March 31, 2016 decreased by $2.8 million as compared to $30.5 million for the same period in 2015, influenced by the Herget Financial acquisition and other non-recurring expenses during the first quarter of 2015.  One time charges relating to the integration of Pulaski may have a negative impact on expenses for the remainder of 2016.

Total compensation expense of $15.4 million decreased $1.5 million for the three month period ended March 31, 2016 as compared to the same period in 2015.  The three month period ended March 31, 2015 included restructuring expenses and an increase in the number of employees in connection with the Herget Financial acquisition.  By the end of the first quarter of 2016, full-time equivalent employees decreased to 788 from 828 at March 31, 2015.  In addition, in 2016, the election of cost reclassification on held for sale loans reclassified $0.4 million of related compensation expense from salary and wages to gain on sales of loans.

Combined net occupancy expense of premises and furniture and equipment expenses of $3.3 for the three month period ended March 31, 2016, decreased compared to the same period in 2015.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended March 31, 2016 of $3.2 million decreased from $3.5 million for the same period of 2015.  The decrease was primarily due to non-recurring software conversion expenses related to the acquisition of Herget Financial, offset by an increase related to supporting new sources of remittance processing revenue growth.

Amortization of intangible assets decreased slightly for the three month period ended March 31, 2016, as compared to the same period in 2015.  Amortization of intangible assets will increase for future periods as a result of the Pulaski acquisition.

Regulatory expense decreased 8.6% for the three month period ended March 31, 2016, as compared to the same period in 2015.  On January 21, 2016, the FDIC issued a Notice of Proposed Rulemaking (“NPR”) on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets).  The NPR revised an NPR adopted by the board on June 16, 2015 in response to comments received.  The refinements would become operative the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15%.  The Company projects that the proposal would be favorable to our annual cost of FDIC insurance.

Other expense of $4.5 million for the three month period ended March 31, 2016 decreased $0.8 million as compared to the same period in 2015.  The decrease was primarily the result of $0.7 million cost for premises impairments in 2015.

The effective rate on income taxes, or income taxes divided by income before taxes, of 35.2% for the three months ended March 31, 2016, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income. As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio of 60.8% for the three month period ended March 31, 2016 improved from 69.0% in the comparable period in 2015.  One time charges relating to the integration of Pulaski may have a negative impact on the efficiency ratio for the remainder of 2016.  We will continue to examine appropriate avenues to improve efficiency, with an emphasis on revenue growth.

FINANCIAL CONDITION

Significant balance sheet items

	March 31, 2016	December 31, 2015	$ Change	% Change
	(dollars in thousands)
Assets
Securities, including available for sale and held to maturity	$827,852	$884,670	$(56,818)	(6.4)%
Loans, net, including loans held for sale	2,540,341	2,589,603	(49,262)	(1.9)%

Total assets	$3,890,630	$3,998,976	$(108,346)	(2.7)%

Liabilities
Deposits:
Noninterest-bearing	$759,752	$881,685	$(121,933)	(13.8)%
Interest-bearing	2,421,976	2,407,421	14,555	0.6%
Total deposits	$3,181,728	$3,289,106	$(107,378)	(3.3)%

Securities sold under agreements to repurchase	$166,141	$172,972	$(6,831)	(3.9)%
Long-term debt	80,000	80,000	—	—%

Total liabilities	$3,507,366	$3,625,790	$(118,424)	(3.3)%

Stockholders’ equity	$383,264	$373,186	$10,078	2.7%

Total assets decreased by $108.3 million, or 2.7%, to $3.89 billion at March 31, 2016, as compared to $4.0 billion at December 31, 2015.  Securities decreased by $56.8 million, or 6.4%, at March 31, 2016, compared to December 31, 2015 as market conditions allowed for a favorable sale of residential mortgage-backed securities at a gain. The Company opted not to reinvest sold and maturing securities in the first quarter; however, some are expected to be reinvested in the second quarter.  Net loans decreased by $49.3 million, or 1.9%, at March 31, 2016, compared to December 31, 2015.

Total liabilities decreased by $118.4 million, or 3.3%, to $3.51 billion at March 31, 2016 compared to $3.63 billion at December 31, 2015.  Total deposits decreased by $107.4 million, or 3.3%, at March 31, 2016, compared to December 31, 2015.

Stockholders’ equity increased to $383.3 million at March 31, 2016, as compared to $373.2 million at December 31, 2015.  This increase was primarily the result of first quarter earnings, partially offset by dividends paid on common stock and increases in the market value of our securities portfolio.

Loan portfolio

Geographic distributions of loans by category were as follows:

	March 31, 2016
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$576,906	$16,722	$25,261	$618,889
Commercial real estate	911,581	161,098	125,117	1,197,796
Real estate construction	52,514	12,516	39,238	104,268
Retail real estate	524,069	107,857	18,548	650,474
Retail other	13,227	858	—	14,085
Total gross loans	$2,078,297	$299,051	$208,164	$2,585,512

Less held for sale(1)				12,943
				$2,572,569

Less allowance for loan losses				45,171
Net loans				$2,527,398

(1)Loans held for sale are included in retail real estate.

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	532,001	108,978	19,563	660,542
Retail other	14,125	850	—	14,975
Total gross loans	$2,107,762	$307,886	$221,442	$2,637,090

Less held for sale(1)				9,351
				$2,627,739

Less allowance for loan losses				47,487
Net loans				$2,580,252

(1)Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of March 31, 2016, decreased seasonally $51.6 million from December 31, 2015; gross commercial balances (consisting of commercial, commercial real estate and real estate construction loans) decreased $40.6 million from December 31, 2015.  Loans held for sale increased by $3.6 million as of March 31, 2016 from December 31, 2015.  Retail real estate and retail other, less loans held for sale, decreased $14.6 million as of March 31, 2016 from December 31, 2015.

Allowance for Loan Losses

Our allowance for loan losses was $45.2 million, or 1.7% of loans, at March 31, 2016, compared to $47.5 million, or 1.8% of loans, at December 31, 2015.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of March 31, 2016, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan loss increased to $1.0 million for the first quarter of 2016 compared to $0.5 million in the same period of 2015.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(dollars in thousands)
Non-accrual loans	$17,368	$12,748	$7,875	$8,377
Loans 90+ days past due and still accruing	452	15	158	64
Total non-performing loans	$17,820	$12,763	$8,033	$8,441

OREO	$463	$783	$84	$310

Total non-performing assets	$18,283	$13,546	$8,117	$8,751

Allowance for loan losses	$45,171	$47,487	$47,212	$47,720
Allowance for loan losses to loans	1.7%	1.8%	1.8%	1.9%
Allowance for loan losses to non-performing loans	253.5%	372.1%	587.7%	565.3%
Non-performing loans to loans, before allowance for loan losses	0.7%	0.5%	0.3%	0.3%
Non-performing loans and OREO to loans, before allowance for loan losses	0.7%	0.5%	0.3%	0.3%

Total non-performing assets were $18.3 million at March 31, 2016, compared to $13.5 million at December 31, 2015.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.7% on March 31, 2016, as this ratio has varied between 0.3% and 1.3% over the last three years.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.  The Company continues to proactively address credit matters.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $32.8 million at March 31, 2016, compared to $29.2 million at December 31, 2015.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2016, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of March 31, 2016, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

As of March 31, 2016, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At March 31, 2016, the Company had outstanding standby letters of credit of $15.4 million and commitments to extend credit of $631.3 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of March 31, 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2016, the guidelines, including the capital conservation buffer, require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.625%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.625%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.125% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements increase annually until the Basel III Rules are fully phased-in on January 1, 2019.  As of March 31, 2016, we had a total capital to total risk-weighted asset ratio of 15.02%, a Tier 1 capital to risk-weighted asset ratio of 13.76%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.91% and a Tier 1 leverage ratio of 10.36%; the Bank had ratios of 14.07%, 12.81%, 12.81% and 9.63%, respectively.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the Basel III Rules); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions (including the acquisition of Pulaski), which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated; (x) unexpected outcomes of existing or new litigation involving First Busey;  (xi) changes in accounting policies and practices; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $49.1 million of securities classified as held to maturity at March 31, 2016.  First Busey had no securities classified as trading at March 31, 2016.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of March 31, 2016, First Busey had $778.8 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the financial statements and reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  A provision for loan losses is charged to current expense.  This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.  Acquired loans from business combinations with uncollected principal balances are carried net of a fair value adjustment for credit and interest rate.  These loans are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of March 31, 2016 and December 31, 2015, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2016	NA	NA	NA	NA	0.36%	0.25%	(0.29)%	(1.04)%

December 31, 2015	NA	NA	NA	NA	(0.01)%	(0.33)%	(1.00)%	(1.93)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2016	NA	NA	NA	NA	3.59%	6.50%	8.90%	10.66%

December 31, 2015	NA	NA	NA	NA	3.04%	5.58%	7.59%	8.95%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of March 31, 2016, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2015 Annual Report on Form 10-K.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2016.  At March 31, 2016, the Company had 333,334 shares that may yet be purchased under the plan.

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ VAN A. DUKEMAN

Van A. Dukeman
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ ROBIN N. ELLIOTT

Robin N. Elliott
Chief Financial Officer
(Principal financial officer)

By:	/s/ SUSAN K. MILLER

Susan K. Miller
Deputy Chief Financial Officer and Chief Accounting Officer
(Principal accounting officer)

Date:  May 9, 2016