Form 10-Q
period 2016-06-30
FIRST BUSEY CORP /NV/
filed 2016-08-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2016
Common Stock, $.001 par value	38,204,559

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2016 $193,340; 2015 $250,404)	$264,841	$319,280
Federal funds sold	2,231	—
Cash and cash equivalents	$267,072	$319,280

Securities available for sale, at fair value	801,349	834,838
Securities held to maturity, at amortized cost	51,031	49,832
Loans held for sale	278,125	9,351
Loans (net of allowance for loan losses 2016 $45,358; 2015 $47,487)	3,735,608	2,580,252
Premises and equipment, net	81,009	63,088
Goodwill	102,181	25,510
Other intangible assets, net	21,025	7,432
Cash surrender value of bank owned life insurance	78,876	43,103
Deferred tax asset, net	22,568	21,638
Other assets	71,355	44,652
Total assets	$5,510,199	$3,998,976
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,045,180	$881,685
Interest-bearing	3,339,329	2,407,421
Total deposits	$4,384,509	$3,289,106

Securities sold under agreements to repurchase	173,726	172,972
Short-term borrowings	166,200	—
Long-term debt	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,801	55,000
Other liabilities	46,846	28,712
Total liabilities	$4,922,082	$3,625,790

Commitments and contingencies (See Note 11- Outstanding Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2016 38,869,519; 2015 29,427,738	39	29
Additional paid-in capital	785,825	591,053
Accumulated deficit	(177,372)	(190,265)
Accumulated other comprehensive income	7,971	2,340
Total stockholders’ equity before treasury stock	$616,463	$403,157

Common stock shares held in treasury at cost, 2016 707,405; 2015 732,887	(28,346)	(29,971)
Total stockholders’ equity	$588,117	$373,186
Total liabilities and stockholders’ equity	$5,510,199	$3,998,976

Common shares outstanding at period end	38,162,114	28,694,851

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$61,331	$48,752
Interest and dividends on investment securities:
Taxable interest income	7,187	6,797
Non-taxable interest income	1,544	1,624
Total interest income	$70,062	$57,173
Interest expense:
Deposits	$2,899	$2,449
Federal funds purchased and securities sold under agreements to repurchase	172	88
Short-term borrowings	198	—
Long-term debt	100	21
Junior subordinated debt owed to unconsolidated trusts	799	594
Total interest expense	$4,168	$3,152
Net interest income	$65,894	$54,021
Provision for loan losses	2,100	500
Net interest income after provision for loan losses	$63,794	$53,521
Non-interest income:
Trust fees	$10,592	$10,843
Commissions and brokers’ fees, net	1,355	1,603
Remittance processing	5,755	5,475
Service charges on deposit accounts	7,044	5,980
Other service charges and fees	3,535	3,269
Gain on sales of loans	3,604	3,294
Security gains (losses), net	1,219	(21)
Other income	2,319	2,145
Total non-interest income	$35,423	$32,588
Non-interest expense:
Salaries and wages	$26,906	$27,816
Employee benefits	6,953	4,863
Net occupancy expense of premises	4,899	4,406
Furniture and equipment expense	2,728	2,474
Data processing	8,247	6,761
Amortization of intangible assets	1,875	1,577
Regulatory expense	1,472	1,203
Other expense	10,956	9,892
Total non-interest expense	$64,036	$58,992
Income before income taxes	$35,181	$27,117
Income taxes	12,364	9,420
Net income	$22,817	$17,697
Preferred stock dividends	—	363
Net income available to common stockholders	$22,817	$17,334
Basic earnings per common share	$0.72	$0.60
Diluted earnings per common share	$0.71	$0.59
Dividends declared per share of common stock	$0.34	$0.30

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$36,187	$24,586
Interest and dividends on investment securities:
Taxable interest income	3,576	3,525
Non-taxable interest income	775	799
Total interest income	$40,538	$28,910
Interest expense:
Deposits	$1,792	$1,210
Federal funds purchased and securities sold under agreements to repurchase	90	37
Short-term borrowings	185	—
Long-term debt	57	11
Junior subordinated debt owed to unconsolidated trusts	462	301
Total interest expense	$2,586	$1,559
Net interest income	$37,952	$27,351
Provision for loan losses	1,100	—
Net interest income after provision for loan losses	$36,852	$27,351
Non-interest income:
Trust fees	$5,045	$5,146
Commissions and brokers’ fees, net	687	819
Remittance processing	2,830	2,988
Service charges on deposit accounts	3,919	3,096
Other service charges and fees	1,954	1,685
Gain on sales of loans	3,205	1,868
Security gains (losses), net	152	(22)
Other income	785	1,043
Total non-interest income	$18,577	$16,623
Non-interest expense:
Salaries and wages	$14,507	$13,310
Employee benefits	3,986	2,520
Net occupancy expense of premises	2,732	2,161
Furniture and equipment expense	1,644	1,283
Data processing	5,015	3,212
Amortization of intangible assets	1,109	808
Regulatory expense	884	560
Other expense	6,471	4,591
Total non-interest expense	$36,348	$28,445
Income before income taxes	$19,081	$15,529
Income taxes	6,698	5,593
Net income	$12,383	$9,936
Preferred stock dividends	—	181
Net income available to common stockholders	$12,383	$9,755
Basic earnings per common share	$0.35	$0.34
Diluted earnings per common share	$0.35	$0.33
Dividends declared per share of common stock	$0.17	$0.15

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Net income	$12,383	$9,936	$22,817	$17,697
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$2,900	$(4,882)	$10,599	$(851)
Reclassification adjustment for (gains) losses included in net income	(152)	22	(1,219)	21
Other comprehensive income (loss), before tax	$2,748	$(4,860)	$9,380	$(830)
Income tax expense (benefit) related to items of other comprehensive income	1,094	(1,946)	3,749	(332)
Other comprehensive income (loss), net of tax	$1,654	$(2,914)	$5,631	$(498)
Comprehensive income	$14,037	$7,022	$28,448	$17,199

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	17,697	—	—	17,697
Other comprehensive income	—	—	—	—	(498)	—	(498)
Issuance of treasury stock for employee stock purchase plan	—	—	(366)	—	—	559	193
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(238)	—	—	219	(19)
Issuance of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.30 per share	—	—	—	(8,687)	—	—	(8,687)
Stock dividend equivalents restricted stock units at $0.30 per share	—	—	114	(114)	—	—	—
Stock-based employee compensation	—	—	592	—	—	—	592
Preferred stock dividends	—	—	—	(363)	—	—	(363)

Balance, June 30, 2015	$72,664	$29	$593,848	$(201,851)	$5,319	$(27,421)	$442,588

Balance, December 31, 2015	$—	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	—	22,817	—	—	22,817
Other comprehensive income	—	—	—	—	5,631	—	5,631
Stock issued in acquisition of Pulaski, net of stock issuance costs	—	10	195,188	—	—	—	195,198
Issuance of treasury stock for employee stock purchase plan	—	—	(462)	—	—	668	206
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(93)	—	—	86	(7)
Net issuance of stock options exercised, net of shares redeemed and related tax benefit	—	—	(818)	—	—	871	53
Cash dividends common stock at $0.34 per share	—	—	—	(9,759)	—	—	(9,759)
Stock dividend equivalents restricted stock units at $0.34 per share	—	—	165	(165)	—	—	—
Stock-based employee compensation	—	—	792	—	—	—	792

Balance, June 30, 2016	$—	$39	$785,825	$(177,372)	$7,971	$(28,346)	$588,117

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$22,817	$17,697
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	792	592
Depreciation	3,218	2,825
Amortization of intangible assets	1,875	1,577
Provision for loan losses	2,100	500
Provision for deferred income taxes	(4,621)	(767)
Amortization of security premiums and discounts, net	3,722	4,238
Accretion of time deposits and trust preferred securities	(237)	—
Accretion of premiums and discounts on loans, net	(1,962)	(603)
Net security (gains) losses	(1,219)	21
Gain on sales of loans, net	(3,604)	(3,294)
Net losses (gains) on disposition of premises and equipment	29	(6)
Premises and equipment impairment	—	670
Increase in cash surrender value of bank owned life insurance	(678)	(732)
Change in assets and liabilities:
Decrease in other assets	7,184	894
Decrease in other liabilities	(1,997)	(2,265)
Decrease in interest payable	(43)	(79)
(Increase) decrease in income taxes receivable	(700)	3,412
Net cash provided by operating activities before activities for loans originated for sale	$26,676	$24,680

Loans originated for sale	(531,235)	(160,203)
Proceeds from sales of loans	446,662	151,829
Net cash (used in) provided by operating activities	$(57,897)	$16,306

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	40,189	11,781
Proceeds from sales of securities classified held to maturity	399	—
Proceeds from maturities of securities classified available for sale	118,723	114,842
Proceeds from maturities of securities classified held to maturity	924	6
Purchase of securities classified available for sale	(70,686)	(181,084)
Purchase of securities classified held to maturity	(2,382)	(1,643)
Net decrease in loans	76,883	19,968
Proceeds from disposition of premises and equipment	845	15
Proceeds from sale of other real estate owned (“OREO”) properties	1,389	600
Purchases of premises and equipment	(4,682)	(2,331)
Net cash received in acquisitions	25,575	12,114
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock	9,960	—
Purchase of FHLB stock	(9,288)	—
Net cash provided by (used in) investing activities	$187,849	$(25,732)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(71,071)	$(44,301)
Net (decrease) increase in demand, money market and savings deposits	(61,280)	37,292
Repayment of FHLB short term advances	(12,800)	—
Repayment of FHLB long term advances	(4,906)
Cash dividends paid	(9,759)	(9,050)
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(12)	(27)
Net decrease in securities sold under agreements to repurchase	(22,086)	(24,541)
Common stock issuance costs	(246)	—
Net cash used in financing activities	$(182,160)	$(40,627)
Net decrease in cash and cash equivalents	$(52,208)	$(50,053)
Cash and cash equivalents, beginning	$319,280	$339,438
Cash and cash equivalents, ending	$267,072	$289,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$4,205	$3,197
Income taxes	$9,300	$5,770
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$1,343	$324

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

The accompanying Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited Consolidated Interim Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

On April 30, 2016, First Busey completed its acquisition of Pulaski Financial Corp., a Missouri Corporation (“Pulaski”), and Pulaski Bank, National Association (“Pulaski Bank”).  The Consolidated Financial Statements include the accounts of the Company, Busey Bank and Busey Bank’s wholly owned subsidiary FirsTech, Inc., Pulaski Bank and Pulaski Bank’s wholly owned subsidiaries, Pulaski Service Corporation and Priority Property Holdings, LLC (each as of April 30, 2016) and Busey Wealth Management, Inc. and its wholly owned subsidiary Busey Trust Company.  All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

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

Effective January 1, 2016, the Company elected to account for all loans held for sale at fair value.  Prior to this change, the Company accounted for loans held for sale at the lower of cost or fair value.  See Note 15 - Fair Value Measurements for further discussion.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  On July 29, 2016, the Company announced its plan to close one branch in the Florida market.  The closing of the branch will allow us to better deploy the Company’s resources and impairment related to this closure will not have a material impact on the Consolidated Financial Statements.  In addition, in early August 2016, the Company made decisions to reduce employees in other areas to improve ongoing efficiencies in its operations which will result in related restructuring expenses in the third quarter of 2016.  Other than the changes noted above, there were no significant subsequent events for the quarter ended June 30, 2016 through the issuance date of these Consolidated Financial Statements that warranted adjustment to or disclosure in the Consolidated Financial Statements.

Note 2:  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski.  It is anticipated that Pulaski Bank, which was Pulaski’s wholly owned bank subsidiary prior to the acquisition, will be merged with and into Busey Bank in the fourth quarter of 2016.  At the time of the bank merger, Pulaski Bank’s branches will become branches of Busey Bank.  Pulaski Bank offers a full line of quality retail and commercial banking products through thirteen full-service branch offices in the St. Louis metropolitan area. Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.

Under the terms of the definitive agreement, at the effective time of the acquisition, each share of Pulaski common stock issued and outstanding was converted into 0.79 shares of First Busey common stock and cash in lieu of fractional shares.  The market value of the 9.4 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $193.0 million based on First Busey’s closing stock price of $20.44 on April 29, 2016. In addition, all the options to purchase shares of Pulaski common stock that were outstanding at the acquisition date were converted into options to purchase shares of First Busey common stock, adjusted for the 0.79 exchange ratio.

The acquisition of Pulaski allows the Company to significantly expand its geographic presence through a premier St. Louis banking franchise with an almost 100-year history and a strong regional residential lending presence.  In addition, this transaction is strategically compelling and financially attractive because it creates a Midwest community bank with greater scale and operating efficiency, along with geographic and balance sheet diversification.  It also provides cross-sale opportunities with the Company’s Wealth Management operating segment.  Pulaski has a deep and experienced management team to assist in post-acquisition integration and market expansion, and a similar culture to First Busey which will facilitate a successful integration process.  By acquiring organizations with a similar philosophy in markets which complement the Company’s existing customer base, First Busey intends to expand its franchise through balanced, integrated growth strategies that generate value.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of April 30, 2016 as additional information regarding the closing date fair values become available.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding Pulaski stock options that were converted into options to purchase common shares of First Busey.  As the total consideration paid for Pulaski exceeded the net assets acquired, goodwill of $76.7 million was recorded on the acquisition.  Goodwill recorded in the transaction, which reflects the synergies expected from the acquisition and the enhanced revenue opportunities from the Company’s broader service capabilities in the St. Louis market, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $2.0 million and $2.3 million in pre-tax acquisition expenses related to the acquisition of Pulaski for the three and six months ended June 30, 2016, respectively, including professional and legal fees of $0.7 million and $0.9 million, respectively, to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Interim Financial Statements.  The remainder of the expenses primarily relate to data processing conversion expenses.

The following table presents the assets acquired and liabilities of Pulaski assumed as of April 30, 2016 and their initial fair value estimates (dollars in thousands):

	As Recorded by Pulaski	Initial Fair Value Adjustments		As Recorded by First Busey
Assets acquired
Cash and cash equivalents	$25,580	$—		$25,580
Securities	47,895	105	(a)	48,000
Loans held for sale	184,856	—		184,856
Loans	1,243,913	(14,452	)(b)	1,229,461
Premises and equipment	17,236	95	(c)	17,331
OREO	5,021	(2,512	)(d)	2,509
Goodwill	3,939	(3,939	)(e)	—
Other intangible assets	—	15,468	(f)	15,468
Other assets	70,366	(414	)(g)	69,952
Total assets acquired	1,598,806	(5,649)		1,593,157

Liabilities assumed
Deposits	1,226,906	1,102	(h)	1,228,008
Other borrowings	205,840	906	(i)	206,746
Trust preferred securities	19,589	(3,805	)(j)	15,784
Other liabilities	24,594	(753	)(k)	23,841
Total liabilities assumed	1,476,929	(2,550)		1,474,379

Net assets acquired	$121,877	$(3,099)		$118,778

Consideration paid:
Cash				$5
Common stock				192,990
Fair value of stock options assumed				2,454
Total consideration paid				195,449

Goodwill				$76,671

Explanation:

(a)	Fair value adjustments of the securities portfolio as of the acquisition date.
(b)

Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by Pulaski. $16.9 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

(c)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.
(d)	Fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Eliminate Pulaski’s existing goodwill.
(f)	Recording of the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a 14 year useful life.
(g)	Fair value adjustment of other assets at the acquisition date.
(h)	Fair value adjustment to time deposits. Amount to be accreted over two years in a manner that approximates the level yield method.
(i)	Fair value adjustment to the FHLB borrowings. Such borrowings were repaid shortly after the acquisition date, so there will be no discount accretion.
(j)

Fair value adjustment to the trust preferred securities at the acquisition date. Amount to be accreted over the weighted average remaining life of 18 years in a manner that approximates the level yield method.

(k)	Fair value adjustment of other liabilities at the acquisition date.

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans, loans with evidence of credit quality deterioration, were accounted for under FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the principal outstanding and fair value of the acquired performing loans, including loans held for sale, totaled $1.4 billion.  The difference between the principal outstanding and fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the principal outstanding of PCI loans totaled $21.2 million and the fair value of PCI loans totaled $9.7 million.  For PCI loans, the difference between contractually required payments at acquisition and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield of $0.3 million on PCI loans is expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

Since the acquisition date, Pulaski earned total revenues of $13.7 million and net income of $3.8 million, which are included in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2016.  The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. The pro forma results combine the historical results of Pulaski with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of June 30, 2016 are included in net income in the table below.  Acquisition related expenses, pre-tax, that were recognized and are included in the pro forma net income for the three and six months ended June 30, 2016 totaled $6.7 million and $7.3 million, respectively.  Such expenses consisted primarily of professional fees to transact the acquisition, data processing conversion expenses and compensation to certain officers required under employment agreements.

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenues (net interest income plus non-interest income)	$61,344	$63,897	$123,237	$123,060
Net income	9,239	15,572	23,165	27,536
Diluted earnings per common share	0.24	0.40	0.60	0.70

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

Expenses related to the acquisition of Herget Financial for the first six months of 2016 were insignificant.  During the first six months of 2015, pre-tax expenses related to the acquisition of Herget Financial totaled $1.0 million.  The 2015 expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Interim Financial Statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This guidance is effective for reporting periods after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Further, purchase accounting rules have been modified as well as credit losses on held to maturity debt securities. ASU 2016-13 will be effective in the first quarter of 2020. The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$64,882	$628	$—	$65,510
Obligations of U.S. government corporations and agencies	140,428	753	(4)	141,177
Obligations of states and political subdivisions	165,098	3,087	(10)	168,175
Residential mortgage-backed securities	265,706	5,789	—	271,495
Corporate debt securities	149,144	2,936	(307)	151,773
Total debt securities	785,258	13,193	(321)	798,130
Mutual funds and other equity securities	2,808	411	—	3,219
Total	$788,066	$13,604	$(321)	$801,349

Held to maturity
Obligations of states and political subdivisions	$47,511	$1,250	$—	$48,761
Commercial mortgage-backed securities	3,520	90	—	3,610
Total	$51,031	$1,340	$—	$52,371

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015:	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$65,003	$189	$(1)	$65,191
Obligations of U.S. government corporations and agencies	132,547	211	(153)	132,605
Obligations of states and political subdivisions	176,764	2,154	(306)	178,612
Residential mortgage-backed securities	304,978	2,922	(351)	307,549
Corporate debt securities	150,001	307	(1,503)	148,805
Total debt securities	829,293	5,783	(2,314)	832,762
Mutual funds and other equity securities	1,642	434	—	2,076
Total	$830,935	$6,217	$(2,314)	$834,838

Held to maturity
Obligations of states and political subdivisions	$48,835	$449	$(34)	$49,250
Commercial mortgage-backed securities	997	24	—	1,021
Total	$49,832	$473	$(34)	$50,271

The amortized cost and fair value of debt securities as of June 30, 2016, by contractual maturity or pre-refunded date, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$120,900	$121,290	$3,969	$3,976
Due after one year through five years	369,627	374,852	17,894	18,242
Due after five years through ten years	63,523	65,999	25,619	26,497
Due after ten years	231,208	235,989	3,549	3,656
Total	$785,258	$798,130	$51,031	$52,371

Realized gains and losses related to sales of securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Gross security gains	$171	$—	$1,245	$1
Gross security (losses)	(19)	(22)	(26)	(22)
Net security (losses) gains	$152	$(22)	$1,219	$(21)

The tax provision for the net realized gains and losses was $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively.  The tax provision for the net realized gains and losses was insignificant for the three and six months ended June 30, 2015.

During the second quarter of 2016, the Company sold one held to maturity security, which was an obligation of state and political subdivisions, with a fair value of $0.4 million due to significant credit deterioration.  The sale resulted in an insignificant loss during the quarter.

Investment securities with carrying amounts of $604.5 million and $627.4 million on June 30, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
Obligations of U.S. government corporations and agencies	$10,001	$(4)	$—	$—	$10,001	$(4)
Obligations of states and political subdivisions	3,701	(7)	1,803	(3)	5,504	(10)
Residential mortgage-backed securities(1)	118	—	—	—	118	—
Corporate debt securities	473	(14)	4,773	(293)	5,246	(307)
Total temporarily impaired securities	$14,293	$(25)	$6,576	$(296)	$20,869	$(321)

Held to maturity
Obligations of states and political subdivisions(1)	$599	$—	$—	$—	$599	$—
Total temporarily impaired securities	$599	$—	$—	$—	$599	$—

(1)Unrealized losses existing for less than 12 months, gross, was less than one thousand dollars.

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$364	$(1)	$—	$—	$364	$(1)
Obligations of U.S. government corporations and agencies	52,154	(153)	—	—	52,154	(153)
Obligations of states and political subdivisions	40,026	(159)	11,419	(147)	51,445	(306)
Residential mortgage-backed securities	93,608	(351)	—	—	93,608	(351)
Corporate debt securities	99,148	(1,503)	—	—	99,148	(1,503)
Total temporarily impaired securities	$285,300	$(2,167)	$11,419	$(147)	$296,719	$(2,314)

Held to maturity
Obligations of states and political subdivisions(2)	$8,451	$(34)	$91	$—	$8,542	$(34)
Total temporarily impaired securities	$8,451	$(34)	$91	$—	$8,542	$(34)

(2)Unrealized losses existing for greater than 12 months, gross, was less than one thousand dollars.

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).  The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2016 was 23, and represented a loss of 1.47% of the aggregate carrying value. As of June 30, 2016, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at June 30, 2016.

The Company had available for sale obligations of state and political subdivisions with aggregate fair values of $168.2 million and $178.6 million as of June 30, 2016 and December 31, 2015, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with aggregate fair values of $48.7 million and $49.3 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the aggregate fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $180.7 million of general obligation bonds and $36.2 million of revenue bonds issued by 266 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 29 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 16 states, including two states where the aggregate fair value exceeded $5.0 million.

As of December 31, 2015, the aggregate fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $193.4 million of general obligation bonds and $34.4 million of revenue bonds issued by 278 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 29 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 17 states, including two states where the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
June 30, 2016:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Illinois	74	$65,584	$67,236	$909
Wisconsin	33	24,000	24,324	737
Michigan	38	24,742	25,385	668
Pennsylvania	10	11,069	11,195	1,120
Texas	17	11,646	11,854	697
Ohio	10	10,681	10,830	1,083
Iowa	3	5,333	5,385	1,795
Other	45	23,841	24,514	545
Total general obligations bonds	230	$176,896	$180,723	$786

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
December 31, 2015:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Illinois	77	$64,455	$65,557	$851
Wisconsin	36	30,889	31,079	863
Michigan	39	27,923	28,339	727
Pennsylvania	10	12,601	12,650	1,265
Texas	18	12,117	12,165	676
Ohio	10	10,723	10,705	1,071
Iowa	3	5,550	5,571	1,857
Other	48	26,938	27,375	570
Total general obligations bonds	241	$191,196	$193,441	$803

The general obligation bonds are diversified across many issuers, with $3.5 million and $3.4 million being the largest exposure to a single issuer at June 30, 2016 and December 31, 2015, respectively.  Accordingly, as of June 30, 2016 and December 31, 2015, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.3% had been rated by at least one nationally recognized statistical rating organization and 1.7% were unrated, based on the aggregate fair value as of June 30, 2016.  Of the general obligation bonds in the Company’s portfolio, 97.6% had been rated by at least one nationally recognized statistical rating organization and 2.4% were unrated, based on the aggregate fair value as of December 31, 2015.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
June 30, 2016:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Indiana	8	$9,393	$9,506	$1,188
Illinois	7	7,983	8,181	1,169
Other	21	18,337	18,526	882
Total revenue bonds	36	$35,713	$36,213	$1,006

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
December 31, 2015:	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
U.S. State
Indiana	9	$10,187	$10,173	$1,130
Illinois	7	8,450	8,478	1,211
Other	21	15,766	15,770	751
Total revenue bonds	37	$34,403	$34,421	$930

The revenue bonds are diversified across many issuers and revenue sources with $3.8 million and $3.0 million being the largest exposure to a single issuer at each of June 30, 2016 and December 31, 2015, respectively.  Accordingly, as of June 30, 2016 and December 31, 2015, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 97.0% had been rated by at least one nationally recognized statistical rating organization and 3.0% were unrated, based on the fair value as of June 30, 2016.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of December 31, 2015.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary banks, which have adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary banks’ Total Capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of Total Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.  The investment policy states fixed income investments that are not Office of the Comptroller of the Currency Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and, for well-capitalized institutions, most municipal revenue bonds) should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.  All securities in First Busey’s obligations of state and political subdivision securities portfolio are subject to ongoing review.  Factors that may be considered as part of ongoing monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

Note 5:  Loans

Distributions of loans were as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)

Commercial	$886,298	$656,576
Commercial real estate	1,624,129	1,208,429
Real estate construction	175,506	96,568
Retail real estate	1,357,445	660,542
Retail other	15,713	14,975
Total gross loans	$4,059,091	$2,637,090

Less held for sale(1)	278,125	9,351
	$3,780,966	$2,627,739

Less allowance for loan losses	45,358	47,487
Net loans	$3,735,608	$2,580,252

(1)Loans held for sale are included in retail real estate.

Net loans increased $1.2 billion as of June 30, 2016 as compared to December 31, 2015 primarily as a result of the Pulaski acquisition.  Net deferred loan origination costs included in the tables above were $1.8 million as of June 30, 2016 and $0.9 million as of December 31, 2015.

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices.  Loans might be originated outside of these areas, but such loans are generally residential mortgage loans originated for sale in the secondary market.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy Pulaski loans are similar in nature to Busey Bank’s policies and the Company is migrating Pulaski’s loan production towards the Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Company’s loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

At no time is a borrower’s total borrowing relationship permitted to exceed the Company’s regulatory lending limit and the Company generally limits such relationships to amounts substantially less than the regulatory limit.  Loans to related parties, including executive officers and directors of the Company and its subsidiaries, are reviewed for compliance with regulatory guidelines by the Company’s board of directors at least annually.

The Company maintains an independent loan review department that reviews the loans for compliance with the Company’s loan policy on a periodic basis.  In addition, the loan review department reviews the risk assessments made by the Company’s credit department, lenders and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  A description of the general characteristics of each grade is as follows:

•                  Pass- This category includes loans which are all considered strong credits, from investment or near investment grade to loans comprised of borrowers that exhibit credit fundamentals that exceed industry standards and loan policy guidelines and loans that exhibit acceptable credit fundamentals.

•                  Watch- This category includes loans on management’s “Watch List” and is intended to be utilized on a temporary basis for a pass grade borrower where a significant risk-modifying action is anticipated in the near future.

•                  Special mention- This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

•                  Substandard- This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•                  Doubtful- This category includes “Doubtful” loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

All loans are graded at their inception.  Most commercial lending relationships that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade it is aggregated into a homogenous pool of either:  $0.35 million or less or $0.35 million to $1.0 million.  These pools are monitored on a regular basis and reviewed annually.  Most commercial loans greater than $1.0 million are included in a portfolio review at least annually.  Commercial loans greater than $0.35 million that have a grading of special mention or worse are reviewed on a quarterly basis.  Interim reviews may take place if circumstances of the borrower warrant a more timely review.

Loans in the highest grades, represented by the pass and watch categories, totaled $3.6 billion at June 30, 2016, compared to $2.5 billion at December 31, 2015.  Loans in the lowest grades, represented by the special mention, substandard and doubtful, totaled $183.9 million at June 30, 2016, compared to $166.8 million at December 31, 2015.

The following table is a summary of risk grades segregated by category of loans (excluding held for sale, accretable carrying value adjustments, and non-posted and clearings):

	June 30, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
	(dollars in thousands)
Commercial	$749,909	$85,558	$31,680	$14,578	$7,645
Commercial real estate	1,462,988	74,937	57,453	30,442	3,133
Real estate construction	132,426	34,675	9,375	1,076	413
Retail real estate	1,038,330	19,700	12,793	3,569	11,077
Retail other	15,060	49	496	13	175
Total	$3,398,713	$214,919	$111,797	$49,678	$22,443

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful
	(dollars in thousands)
Commercial	$553,294	$57,703	$27,142	$10,966	$7,617
Commercial real estate	1,068,568	58,238	51,418	29,781	1,496
Real estate construction	65,284	15,053	14,755	1,157	366
Retail real estate	607,398	21,637	13,974	4,204	3,139
Retail other	14,172	64	644	—	130
Total	$2,308,716	$152,695	$107,933	$46,108	$12,748

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

An analysis of past due loans that are still accruing and non-accrual loans is as follows:

	June 30, 2016
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Commercial	$1,070	$1,206	$—	$7,645
Commercial real estate	1,383	280	334	3,133
Real estate construction	2,017	—	—	413
Retail real estate	2,706	997	—	11,077
Retail other	87	8	—	175
Total	$7,263	$2,491	$334	$22,443

	December 31, 2015
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Commercial	$598	$162	$15	$7,617
Commercial real estate	1,037	27	—	1,496
Real estate construction	—	—	—	366
Retail real estate	1,278	160	—	3,139
Retail other	19	1	—	130
Total	$2,932	$350	$15	$12,748

A loan is classified as impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Loans graded substandard or doubtful and loans classified as a troubled debt restructuring (“TDR”) are assessed for impairment by the Company.

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2016 if impaired loans had been current in accordance with their original terms was $0.2 million and $0.4 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2016.

The Company’s loan portfolio includes certain loans that have been modified in a TDR, where concessions have been granted to borrowers who have experienced financial difficulties. The Company will restructure a loan for its customer after evaluating whether the borrower is able to meet the terms of the loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing loan totals. A summary of restructured loans as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$8,184	$8,770
30 — 89 days past due	59	60
Included in non-performing loans	1,631	643
Total	$9,874	$9,473

All TDRs are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.  When the Company modifies a loan in a TDR, it evaluates any possible impairment similar to other impaired loans based on present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the Company determines that the fair value of the TDR is less than the recorded investment in the loan, impairment is recognized through an allowance estimate in the period of the modification and in periods subsequent to the modification.

Performing loans classified as TDRs during the three months ended June 30, 2016 included four retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.1 million.  Performing loans classified as TDRs during the six months ended June 30, 2016 included three commercial real estate modifications for short-term principal payment relief, with a recorded investment of $0.3 million and six retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.4 million.

Performing loans classified as TDRs during the three months ended June 30, 2015 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million.  Performing loans classified as TDRs during the six months ended June 30, 2015 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million and four retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.4 million.

The gross interest income that would have been recorded in the three and six months ended June 30, 2016 and 2015 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended June 30, 2016 consisted of three retail real estate modifications totaling $0.2 million.  TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults during the six months ended June 30, 2016 consisted of four retail real estate modifications totaling $0.2 million and one retail other modification totaling $0.1 million.

TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three months ended June 30, 2015 consisted of one commercial real estate modification totaling $1.0 million.  TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults during the six months ended June 30, 2015 consisted of one commercial real estate modification totaling $1.0 million and one commercial modification totaling $1.0 million.

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	June 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$15,736	$7,208	$628	$7,836	$359	$7,115
Commercial real estate	8,583	5,363	2,165	7,528	882	7,511
Real estate construction	1,550	858	25	883	25	878
Retail real estate	24,462	18,609	403	19,012	131	13,023
Retail other	282	195	4	199	4	241
Total	$50,613	$32,233	$3,225	$35,458	$1,401	$28,768

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$14,302	$3,362	$8,238	$11,600	$3,304	$4,482
Commercial real estate	5,865	4,018	1,363	5,381	459	8,700
Real estate construction	1,569	830	29	859	29	833
Retail real estate	12,378	11,108	452	11,560	152	12,070
Retail other	272	233	5	238	5	261
Total	$34,386	$19,551	$10,087	$29,638	$3,949	$26,346

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed to be inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2016 and December 31, 2015.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of June 30, 2016, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of June 30, 2016, the Company believed this reserve remained adequate.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, TDRs and other loans determined to be impaired.  Impaired loans are excluded from the determination of the general allowance for non-impaired loans and are allocated specific reserves as discussed above.

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

The general reserve quantitative allocation that is based upon historical charge off rates is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factors; (vi) Impact of Competition, Legal & Regulatory Issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trends; and (x) Non-Accrual, Past Due and Classified Trends.  Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the second quarter of 2016, the Company adjusted qualitative factors relating to Impact of Competition, Legal & Regulatory Issues.  The adjustment of these factors increased our allowance requirements by $1.9 million at June 30, 2016 compared to the method used for March 31, 2016.  Adjustments to increase these qualitative factors were made to recognize perceived changing degrees of risk, offset decreasing quantitative factors and reflect management’s evaluation of risk.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses inherent in such loans.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$13,323	$18,240	$1,836	$11,487	$285	$45,171
Provision for loan loss	(2,166)	2,275	(306)	1,204	93	1,100
Charged-off	(1,322)	(282)	(86)	(187)	(92)	(1,969)
Recoveries	311	42	117	535	51	1,056
Ending Balance	$10,146	$20,275	$1,561	$13,039	$337	$45,358

	As of and for the Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan loss	1,245	1,896	(295)	(898)	152	2,100
Charged-off	(4,874)	(282)	(86)	(385)	(213)	(5,840)
Recoveries	660	57	179	608	107	1,611
Ending Balance	$10,146	$20,275	$1,561	$13,039	$337	$45,358

	As of and for the Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$9,528	$20,513	$2,096	$15,207	$308	$47,652
Provision for loan loss	344	287	111	(824)	82	—
Charged-off	(76)	—	—	(282)	(178)	(536)
Recoveries	159	145	14	177	109	604
Ending Balance	$9,955	$20,945	$2,221	$14,278	$321	$47,720

	As of and for the Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$10,041	$20,639	$2,795	$13,662	$316	$47,453
Provision for loan loss	(250)	625	(746)	816	55	500
Charged-off	(77)	(708)	—	(598)	(185)	(1,568)
Recoveries	241	389	172	398	135	1,335
Ending Balance	$9,955	$20,945	$2,221	$14,278	$321	$47,720

The following table presents the allowance for loan losses and recorded investments in loans, excluding loans held for sale, by category:

	As of June 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$359	$882	$25	$131	$4	$1,401
Loans collectively evaluated for impairment	9,787	19,393	1,536	12,908	333	43,957
Ending Balance	$10,146	$20,275	$1,561	$13,039	$337	$45,358

Loans:
Loans individually evaluated for impairment	$5,954	$6,415	$535	$12,108	$199	$25,211
Loans collectively evaluated for impairment	878,462	1,616,601	174,623	1,060,308	15,514	3,745,508
PCI loans evaluated for Impairment	1,882	1,113	348	6,904	—	10,247
Ending Balance	$886,298	$1,624,129	$175,506	$1,079,320	$15,713	$3,780,966

	As of December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$3,304	$459	$29	$152	$5	$3,949
Loans collectively evaluated for impairment	9,811	18,145	1,734	13,562	286	43,538
Ending Balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487

Loans:
Loans individually evaluated for impairment	$11,600	$5,005	$527	$11,560	$238	$28,930
Loans collectively evaluated for impairment	644,976	1,203,048	95,709	639,631	14,737	2,598,101
PCI loans evaluated for Impairment	—	376	332	—	—	708
Ending Balance	$656,576	$1,208,429	$96,568	$651,191	$14,975	$2,627,739

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At June 30, 2016, the Company held $2.8 million in commercial OREO, $0.5 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2015, the Company held $0.5 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At June 30, 2016 the Company had $2.4 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(dollars in thousands)
OREO:
Beginning balance	$783	$216
Additions, transfers from loans	1,343	1,251
Additions, fair value from Herget Financial acquisition	—	284
Additions, fair value from Pulaski acquisition	2,509	—
Proceeds from sales of OREO	(1,389)	(1,090)
Gain on sales of OREO	50	122
Valuation allowance for OREO	(29)	—
Ending balance	$3,267	$783

Note 7: Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily or within one year from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities.

Short-term borrowings consist of FHLB advances which mature in less than one year from date of origination.

On November 20, 2015, the Company entered into a credit agreement to make available a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2016.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amounts on its loan at June 30, 2016 or December 31, 2015.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Securities sold under agreements to repurchase
Balance at end of period	$173,726	$172,972
Weighted average interest rate at end of period	0.21%	0.18%
Maximum outstanding at any month end in year-to-date period	$197,397	$202,376
Average daily balance for the year-to-date period	$171,077	$179,662
Weighted average interest rate during period(1)	0.20%	0.10%

Short-term borrowings, FHLB advances
Balance at end of period	$166,200	$—
Weighted average interest rate at end of period	0.42%	—%
Maximum outstanding at any month end in year-to-date period	$224,200	$—
Average daily balance for the year-to-date period	$66,834	$—
Weighted average interest rate during period(1)	0.60%	—%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Long-term debt is summarized as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Notes payable, FHLB, ranging in maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$80,000	$80,000

As of June 30, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.14% to 0.28%.  The weighted average rate on these long-term advances was 0.18% as of June 30, 2016.  As of December 31, 2015, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.10% to 0.28%.  The weighted average rate on these long-term advances was 0.15% as of December 31, 2015.

Note 8:  Earnings Per Common Share

Earnings per common share, adjusted to reflect the Reverse Stock Split, have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Net income available to common stockholders	$12,383	$9,755	$22,817	$17,334
Shares:
Weighted average common shares outstanding	34,984	29,002	31,861	28,994

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	308	186	241	182

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,292	29,188	32,102	29,176

Basic earnings per common share	$0.35	$0.34	$0.72	$0.60

Diluted earnings per common share	$0.35	$0.33	$0.71	$0.59

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At June 30, 2016, 10,850 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2015, 86,585 outstanding options, 191,278 warrants, and 126,844 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of June 30, 2016, the Company held 707,405 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During the third quarter of 2015, the Company purchased 333,333 shares under this repurchase plan.  At June 30, 2016 the Company had 333,334 shares that may yet be purchased under the plan.

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

In relation to the Pulaski acquisition, the Company assumed stock options that were previously issued under shareholder approved Pulaski incentive plans.  At the effective time of the acquisition, each outstanding option to purchase shares of Pulaski common stock was converted automatically into a stock option exercisable for that number of shares of First Busey common stock equal to (i) the number of shares of Pulaski common stock subject to the Pulaski stock option immediately prior to the effective time multiplied by (ii) the exchange ratio (rounded down to the nearest whole share), with an exercise price per share equal to (A) the exercise price per share of Pulaski common stock of the Pulaski stock option immediately prior to the effective time divided by (B) the exchange ratio (rounded up to the nearest whole cent). Each Pulaski stock option assumed and converted continues to be subject to the same terms and conditions, as applicable immediately prior to the effective time. All Pulaski stock options are fully vested.

A summary of the status of and changes in the Company’s stock option awards for the six months ended June 30, 2016 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of year	96,568	$43.64
Converted options from Pulaski	309,700	13.29
Granted	—	—
Exercised	(41,813)	15.08
Forfeited	(394)	13.87
Expired	(50,718)	58.23
Outstanding at end of period	313,343	$15.13	2.14
Exercisable at end of period	313,343	$15.13	2.14

The Company did not record any stock option compensation expense for the three or six months ended June 30, 2016 or 2015.

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2016, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	424,930	$17.10	24,763	$19.25
Granted	—	—	—	—
Dividend equivalents earned	7,447	19.38	1,206	19.38
Vested	(1,920)	14.59	(13,867)	20.02
Forfeited	(3,046)	18.82	—	—
Non-vested at end of period	427,411	$17.14	12,102	$18.38
Outstanding at end of period	427,411	$17.14	69,662	$17.20

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

In relation to the Pulaski acquisition, the Company also assumed performance based restricted stock units. At the effective time of the acquisition, the number of shares covered by each outstanding restricted stock unit award in respect of Pulaski common stock was fixed at the target level under Pulaski’s existing plan and automatically converted into a service-based restricted stock unit award of First Busey common stock that is equal to the number of shares of Pulaski common stock subject to such Pulaski performance stock award multiplied by the exchange ratio. Following the change in control, each restricted stock award will vest, without regard to any performance metrics, on the earlier to occur of September 30, 2017 or the award holders’ involuntary termination of employment for reasons other than cause or voluntary termination of employment for good reason, as specified in the award agreement.  Dividends related to these units are accrued and will be paid in cash upon vesting.  At June 30, 2016 these awards represented 53,004 First Busey restricted stock units.

The Company recognized $0.4 million and $0.3 million of compensation expense related to non-vested stock units for the three months ended June 30, 2016 and 2015, respectively.  The Company recognized $0.8 million and $0.6 million of compensation expense related to non-vested stock units for the six months ended June 30, 2016 and 2015, respectively.   As of June 30, 2016, there was $3.6 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.1 years.

Note 10:  Income Taxes

At June 30, 2016, the Company was not under examination by any tax authority.

At June 30, 2016, the Company had $0.1 million of unrecognized tax benefits which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2016, the Company had an insignificant amount accrued for the payment of interest and penalties.

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

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$901,836	$618,551
Standby letters of credit	21,776	15,325

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2016 and December 31, 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

Note 12:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $60.0 million on December 8, 2015.  The Company expects to seek regulatory approval for additional capital distributions in future periods.

Pulaski Bank is a national bank regulated by the Office of the Comptroller of the Currency (“OCC”).  Under federal regulations, the approval of the OCC is required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  In connection with the application of the acquisition method of accounting, Pulaski Bank’s retained earnings were reduced to zero at the date of the acquisition.  Accordingly, the amount of Pulaski Bank’s capital available for distribution to the Company without prior regulatory approval is limited to Pulaski Bank’s undistributed earnings since the date of the acquisition.

The Company and both of its subsidiary banks are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and the banks to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for both of the subsidiary banks, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of June 30, 2016, the Company and both of its subsidiary banks met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law, which required the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are at least as stringent as those required for insured depository institutions.  The components of Tier 1 capital were restricted to capital instruments that at the time of signing were considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of total assets. Since the Company has assets of less than $15.0 billion, it is able to maintain its trust preferred securities as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital through the issuance of trust preferred securities in the future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that generally qualified as Tier 1 Capital under the old guidelines no longer qualify, or their qualifications will change, as the Basel III Rules are being fully implemented.

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and both of its subsidiary banks made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a Common Equity Tier 1 capital conservation buffer of 2.5% of risk weighted assets which is in addition to the other minimum risk based capital standards in the rule. Failure to maintain the buffer will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.  The capital buffer requirement is being phased-in over three years beginning in 2016.  The table below includes the 0.625% increase for 2016 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of June 30, 2016, the Company and both of its subsidiary banks were in compliance with the current phase of the Basel III Rules and management believes that the Company and both of its subsidiary banks would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$584,299	13.65%	$369,232	8.625%	$428,095	10.00%
Busey Bank	$418,465	13.79%	$261,764	8.625%	$303,495	10.00%
Pulaski Bank	$133,140	10.98%	$104,620	8.625%	$121,298	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$538,764	12.59%	$283,613	6.625%	$342,476	8.00%
Busey Bank	$380,254	12.53%	$201,065	6.625%	$242,796	8.00%
Pulaski Bank	$132,181	10.90%	$80,360	6.625%	$97,039	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$468,938	10.95%	$219,399	5.125%	$278,262	6.50%
Busey Bank	$380,254	12.53%	$155,541	5.125%	$197,272	6.50%
Pulaski Bank	$132,181	10.90%	$62,166	5.125%	$78,844	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$538,764	11.00%	$195,890	4.00%	N/A	N/A
Busey Bank	$380,254	9.91%	$153,515	4.00%	$191,894	5.00%
Pulaski Bank	$132,181	8.28%	$63,892	4.00%	$79,864	5.00%

Note 13:  Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing and Wealth Management.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, Missouri, southwest Florida and through its branch in Indianapolis, Indiana.  Banking services for Busey Bank and Pulaski Bank are aggregated into the banking operating segment as they have similar operations and activities.  The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Banking	$81,495	$4,824	$5,468,684	$3,944,031
Remittance Processing	8,992	8,992	31,140	30,231
Wealth Management	11,694	11,694	27,719	27,651
Other	—	—	(17,344)	(2,937)
Totals	$102,181	$25,510	$5,510,199	$3,998,976

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income:
Banking	$38,349	$27,570	$66,561	$54,450
Remittance Processing	14	13	28	26
Wealth Management	64	68	130	139
Other	(475)	(300)	(825)	(594)
Total net interest income	$37,952	$27,351	$65,894	$54,021

Non-interest income:
Banking	$10,930	$7,950	$18,720	$15,059
Remittance Processing	2,896	3,013	5,936	5,545
Wealth Management	5,807	6,012	12,068	12,541
Other	(1,056)	(352)	(1,301)	(557)
Total non-interest income	$18,577	$16,623	$35,423	$32,588

Non-interest expense:
Banking	$28,963	$21,460	$48,939	$44,867
Remittance Processing	2,157	2,205	4,447	4,151
Wealth Management	3,704	4,140	7,809	8,159
Other	1,524	640	2,841	1,815
Total non-interest expense	$36,348	$28,445	$64,036	$58,992

Income before income taxes:
Banking	$19,215	$14,061	$34,241	$24,143
Remittance Processing	753	821	1,517	1,420
Wealth Management	2,168	1,940	4,390	4,521
Other	(3,055)	(1,293)	(4,967)	(2,967)
Total income before income taxes	$19,081	$15,529	$35,181	$27,117

Net income:
Banking	$12,423	$9,140	$22,126	$15,785
Remittance Processing	451	492	908	850
Wealth Management	1,296	1,101	2,618	2,696
Other	(1,787)	(797)	(2,835)	(1,634)
Total net income	$12,383	$9,936	$22,817	$17,697

Note 14: Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and interest rate swaps.  See Note 15 - Fair Value Measurements for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments - At June 30, 2016, the Company had issued $396.0 million of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments - At June 30, 2016, the Company had issued $651.6 million of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the consolidated financial statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of these derivative assets and liabilities recorded in the consolidated balance sheets at June 30, 2016 are summarized as follows (dollars in thousands):

June 30, 2016
Fair value recorded in other assets	$5,287
Fair value recorded in other liabilities	9,770

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the six months ended June 30, 2016 are summarized as follows (dollars in thousands).  At June 30, 2016, the impact of the net loss on derivative financial instruments was almost entirely offset by a corresponding increase in the fair value of loans held for sale.

June 30, 2016
Gross gains	$8,271
Gross losses	(9,770)
Net gain or loss	(1,499)

Note 15: Fair Value Measurements

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

There were no transfers between levels during the quarter ended June 30, 2016.

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

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  Derivative instruments with positive fair values are reported as assets and derivative instruments with negative fair value are reported as liabilities.  The fair value of derivative assets and liabilities is determined based on prices obtained from a third party.  Values of derivative assets and liabilities are primarily based on observable inputs and are classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2016
Securities available for sale
U.S. Treasury securities	$—	$65,510	$—	$65,510
Obligations of U.S. government corporations and agencies	—	141,177	—	141,177
Obligations of states and political subdivisions	—	168,175	—	168,175
Residential mortgage-backed securities	—	271,495	—	271,495
Corporate debt securities	—	151,773	—	151,773
Mutual funds and other equity securities	3,219	—	—	3,219
Loans
Loans held for sale		278,125		278,125
Derivative assets
Foreign currency forward contracts	—	12	—	12
Derivative financial assets	—	5,287	—	5,287
Derivative liabilities
Derivative financial liabilities	—	9,770	—	9,770

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,191	$—	$65,191
Obligations of U.S. government corporations and agencies	—	132,605	—	132,605
Obligations of states and political subdivisions	—	178,612	—	178,612
Residential mortgage-backed securities	—	307,549	—	307,549
Corporate debt securities	—	148,805	—	148,805
Mutual funds and other equity securities	2,076	—	—	2,076
Derivative assets
Foreign currency forward contracts	—	4	—	4
Derivative liabilities
Foreign currency forward contracts	—	2	—	2

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2016
Impaired loans	$—	$—	$1,824	$1,824
OREO	—	—	28	28

December 31, 2015
Impaired loans	$—	$—	$6,138	$6,138
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Impaired loans	$1,824	Appraisal of collateral	Appraisal adjustments	-2.5% to -100.0% (-38.9)%
OREO	28	Appraisal of collateral	Appraisal adjustments	-9.5% to -100.0% (-97.3)%
December 31, 2015
Impaired loans	$6,138	Appraisal of collateral	Appraisal adjustments	-4.3% to -100.0% (-30.9)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$264,841	$264,841	$319,280	$319,280
Federal funds sold	2,231	2,231	—	—
Level 2 inputs:
Securities held to maturity	51,031	52,371	49,832	50,271
Loans held for sale(2)	—	—	9,351	9,492
Accrued interest receivable	14,488	14,488	12,122	12,122
Level 3 inputs:
Loans, net	3,735,608	3,772,251	2,580,252	2,583,458
Mortgage servicing rights	3,120	4,293	3,475	5,896

Financial liabilities:
Level 2 inputs:
Deposits	$4,384,509	$4,384,997	$3,289,106	$3,286,677
Securities sold under agreements to repurchase	173,726	173,726	172,972	172,972
Short-term borrowings	166,200	166,200	—	—
Long-term debt	80,000	80,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,801	70,801	55,000	55,000
Accrued interest payable	1,016	1,016	438	438

(2)Effective January 1, 2016, measured at fair value on a recurring basis.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 or is described below.

The fair value of loans, net reflects general changes in the interest rate curve used to calculate fair values based on cash flows.  The carrying amount approximates fair value for federal funds sold and is classified as level 1 in the ASC 820 fair value hierarchy.  The fair value of mortgage servicing rights is estimated by discounting the future cash flows and classified as level 3 in the ASC 820 fair value hierarchy.  The estimated fair value of short-term borrowings, which includes advances from the FHLB, is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics and is classified as level 2 in the ASC 820 fair value hierarchy.

Note 16: Liability for Loans Sold

The Company records an estimated liability for probable amounts due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted, or were determined to contain certain documentation or other underwriting deficiencies.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company could be required to repurchase mortgage loans sold to investors or reimburse the investors for losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  In addition, the Company may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.

The Company establishes a mortgage repurchase liability related to these events that reflects management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in current and previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.  Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans on the Company’s balance sheet.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC Topic 310-30.

The liability for loans sold of $2.0 million at June 30, 2016 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at June 30, 2016 (unaudited), as compared with March 31, 2016 (unaudited), December 31, 2015 and June 30, 2015 (unaudited), and the results of operations for the three and six months ended June 30, 2016 (unaudited) and 2015 (unaudited), and the three months ended March 31, 2016 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE SUMMARY

Recent Acquisition

On April 30, 2016, the Company completed its acquisition of Pulaski, a Missouri corporation headquartered in St. Louis.   Financial results for the second quarter of 2016 were significantly impacted by the Pulaski acquisition, resetting the baseline for financial performance in future quarters in many positive ways.  At the date of the acquisition, the fair value of Pulaski’s total assets was $1.6 billion, including $1.4 billion in loans and $1.2 billion in deposits.  Net income before taxes was positively impacted by $1.3 million due to Pulaski purchase accounting amortization for the second quarter of 2016, net of amortization expense of intangibles.  During the second quarter of 2016, First Busey incurred $2.0 million of pre-tax acquisition expenses related to the acquisition of Pulaski, comprised primarily of data processing, legal and consulting costs.  During the six months ended June 30, 2016, expenses related to the acquisition of Pulaski totaled $2.3 million pre-tax.

Operating Results

First Busey’s net income and net income available to common stockholders for the second quarter of 2016 was $12.4 million, or $0.35 per fully diluted common share, which was inclusive of the acquisition and operations of Pulaski, and its banking subsidiary Pulaski Bank, since the transaction closed on April 30, 2016.  The Company reported net income and net income available to common stockholders of $10.4 million, or $0.36 per fully-diluted common share, for the first quarter of 2016 and net income of $9.9 million and net income available to common stockholders of $9.8 million, or $0.33 per fully-diluted common share for the second quarter of 2015.  The Company’s year-to-date net income and net income available to common stockholders through June 30, 2016 was $22.8 million, or $0.71 per fully-diluted common share, compared to net income of $17.7 million and net income available to common stockholders of $17.3 million, or $0.59 per fully-diluted common share, for the comparable period of 2015.  Year-to-date net income available for common stockholders through June 30, 2016 increased 31.6% over the comparable period of 2015.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 46.1% of the Company’s non-interest income for the quarter ended June 30, 2016, providing a balance to revenue from traditional banking activities.  As Pulaski had no legacy fee income in these businesses, the addition of these service offerings in its markets should provide attractive growth opportunities.

Trust fees and commissions and brokers’ fees decreased seasonally to $5.7 million for the second quarter of 2016 compared to $6.2 million for the first quarter of 2016, but were also down from $6.0 million for the second quarter of 2015 due in part to market influences.  Trust fees and commission and brokers’ fees decreased to $11.9 million for the six months ended June 30, 2016 compared to $12.4 million for the six months ended June 30, 2015.  Net income from the wealth management segment was stable at $1.3 million for both the second and first quarters of 2016 compared to $1.1 million for the second quarter of 2015.  Net income was $2.6 million for the six months ended June 30, 2016 compared to $2.7 million for the six months ended June 30, 2015.

Remittance processing revenue decreased slightly to $2.8 million for the second quarter of 2016, compared to $2.9 million for the first quarter of 2016, and $3.0 million for the second quarter of 2015.  Remittance processing revenue increased to $5.8 million, up 5.1%, for the six months ended June 30, 2016 compared to $5.5 million for the six months ended June 30, 2015.  Net income from the remittance processing segment was $0.5 million for the second quarter of 2016, unchanged from the first quarter of 2016 and the second quarter of 2015.  Net income was $0.9 million for the six months ended June 30, 2016, which represented an increase of 6.8% from the six months ended June 30, 2015.

Our priorities continue to focus on balance sheet strength, profitability and growth, in that order.  Our balance sheet is grounded in a strong capital position, an attractive core funding base and a sound credit foundation, while our commitment to our Pillars — customers, associates, communities and stockholders — lights the path to profitable growth.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality remains strong.  The June 30, 2016 asset metrics reflect the post combination results of acquiring Pulaski.  As of June 30, 2016, the Company reported non-performing loans of $22.8 million, of which $10.9 million were Pulaski Bank loans, compared to $17.8 million as of March 31, 2016 and $8.4 million as of June 30, 2015.

The Company recorded net charge-offs of $0.9 million for the second quarter of 2016, a decrease from $3.3 million for first quarter of 2016 but an increase from net recoveries of $0.1 million for the second quarter of 2015.  The Company recorded a provision for loan loss of $1.1 million in the second quarter of 2016, compared to a provision of $1.0 million in the first quarter of 2016 and zero in the second quarter of 2015.  For the first six months of 2016, the provision for loan loss was $2.1 million, compared to $0.5 million for the same period of 2015.

The allowance for loan losses as a percentage of loans decreased to 1.1% at June 30, 2016, compared to 1.7% at March 31, 2016 and 1.9% at June 30, 2015.  The decrease was primarily driven by the Pulaski acquisition and accompanying acquisition accounting which does not allow for the carryover of an allowance for loan losses.  Instead, these loans are carried net of a fair value adjustment for credit and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds their credit fair value adjustment.  The balance of acquired loans which did not require a related allowance for loan losses as of June 30, 2016 totaled $1.0 billion.

However, as the acquired loans renew, it is necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses inherent in such loans.  Pulaski Bank recorded $0.6 million in provision expense in the second quarter of 2016 related to new and renewed production.

With a continued commitment to the quality of assets and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	June 30,
	2016	2016	2015	2015
	(dollars in thousands)
Gross loans(1)	$4,059,091	$2,585,512	$2,637,090	$2,514,576
Commercial loans(2)	2,685,933	1,920,953	1,961,573	1,847,521
Allowance for loan losses	45,358	45,171	47,487	47,720
Non-performing loans
Non-accrual loans	22,443	17,368	12,748	8,377
Loans 90+ days past due	334	452	15	64
Loans 30-89 days past due	9,754	2,436	3,282	4,112
Other non-performing assets	3,267	463	783	310
Non-performing assets to total loans and non-performing assets	0.6%	0.7%	0.5%	0.4%
Allowance as a percentage of non-performing loans	199.1%	253.5%	372.1%	565.3%
Allowance for loan losses to loans	1.1%	1.7%	1.8%	1.9%

(1)Includes loans held for sale.

(2)Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

The Company has twenty-eight banking centers serving Illinois.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.   Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  Caterpillar announced significant restructuring and cost cutting initiatives that began in the third quarter of 2015 and, while no substantial direct exposure exists, we will continue to monitor the potential impact to the surrounding community and our customers.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

The State of Illinois, where the largest portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, continued budget deficits and a declining credit outlook.  A continued budget impasse led to Illinois lawmakers approving a stopgap state budget that funds education for a year and other areas for six months on June 30, 2016.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  A temporary income tax increase passed in 2011 began phasing out in 2015, which may affect the State’s revenue.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

The recent acquisition of Pulaski expands our presence into the St. Louis, Missouri metropolitan area, which is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 19 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy.  Its major employment sectors include health care, financial services, professional and business services, and retail.  Pulaski Bank has thirteen full-service branch offices in the St. Louis metropolitan area, all of which are located in the City of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades. The county features a cross-section of industry, as well as extensive retail and some agriculture.  Pulaski’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into the other neighboring counties.  Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

							Change in income/
	2016			2015			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$315,014	$370	0.47%	$287,622	$181	0.25%	$19	$170	$189
Federal funds sold	1,712	1	0.23%	—	—	—%	1	—	1
Investment securities
U.S. Government obligations	199,387	565	1.14%	230,238	688	1.20%	(90)	(33)	(123)
Obligations of states and political subdivisions(1)	213,611	1,534	2.89%	233,329	1,605	2.76%	(142)	71	(71)
Other securities	437,793	2,298	2.11%	425,468	2,280	2.15%	61	(43)	18
Loans(1) (2)	3,511,115	36,484	4.18%	2,494,200	24,685	3.97%	10,446	1,353	11,799
Total interest-earning assets(1)	$4,678,632	$41,252	3.55%	$3,670,857	$29,439	3.22%	$10,295	$1,518	$11,813

Cash and due from banks	73,073			90,800
Premises and equipment	75,052			65,289
Allowance for loan losses	(47,347)			(47,845)
Other assets	241,915			140,280

Total Assets	$5,021,325			$3,919,381

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$2,305,384	$749	0.13%	$1,937,123	$536	0.11%	$109	$104	$213
Time deposits	763,774	1,043	0.55%	512,017	674	0.55%	341	28	369
Short-term borrowings:
Repurchase agreements	178,826	90	0.20%	172,930	37	0.09%	1	52	53
Other	133,668	185	0.56%	—	—	—%	93	92	185
Long-term debt	80,000	57	0.29%	50,000	11	0.09%	10	36	46
Junior subordinated debt owed to unconsolidated trusts	65,407	462	2.84%	55,000	301	2.20%	63	98	161
Total interest-bearing liabilities	$3,527,059	$2,586	0.29%	$2,727,070	$1,559	0.23%	$617	$410	$1,027

Net interest spread(1)			3.26%			2.99%

Noninterest-bearing deposits	942,553			725,261
Other liabilities	38,840			27,185
Stockholders’ equity	512,873			439,865

Total Liabilities and Stockholders’ Equity	$5,021,325			$3,919,381

Interest income / earning assets(1)	$4,678,632	$41,252	3.55%	$3,670,857	$29,439	3.22%
Interest expense / earning assets	$4,678,632	$2,586	0.23%	$3,670,857	$1,559	0.17%

Net interest margin(1)		$38,666	3.32%		$27,880	3.05%	$9,678	$1,108	$10,786

(1)On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average loans.

(3)Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

							Change in income/
	2016			2015			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$278,132	$670	0.48%	$293,198	$373	0.26%	$(20)	$317	$297
Federal funds sold	856	1	0.23%	—	—	—%	1	—	1
Investment securities
U.S. Government obligations	196,323	1,114	1.14%	228,769	1,344	1.18%	(183)	(47)	(230)
Obligations of states and political subdivisions(1)	216,768	3,069	2.85%	240,118	3,265	2.74%	(321)	125	(196)
Other securities	442,478	4,708	2.14%	406,673	4,313	2.14%	393	2	395
Loans(1) (2)	3,050,473	61,751	4.07%	2,490,405	48,945	3.96%	11,427	1,379	12,806
Total interest-earning assets(1)	$4,185,030	$71,313	3.43%	$3,659,163	$58,240	3.21%	$11,297	$1,776	$13,073

Cash and due from banks	66,246			92,139
Premises and equipment	69,148			65,570
Allowance for loan losses	(47,475)			(47,996)
Other assets	191,133			141,464

Total Assets	$4,464,082			$3,910,340

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$2,145,213	$1,310	0.12%	$1,922,809	$1,050	0.11%	$128	$132	$260
Time deposits	606,785	1,589	0.53%	522,583	1,399	0.54%	225	(35)	190
Short-term borrowings:
Federal funds purchased	193	1	1.04%	—	—	—%	1	—	1
Repurchase agreements	171,077	171	0.20%	179,759	88	0.10%	(5)	88	83
Other	66,834	198	0.60%	—	—	—%	99	99	198
Long-term debt	80,000	100	0.25%	50,182	21	0.08%	18	61	79
Junior subordinated debt owed to unconsolidated trusts	60,203	799	2.67%	55,000	594	2.18%	60	145	205
Total interest-bearing liabilities	$3,130,305	$4,168	0.27%	$2,730,333	$3,152	0.23%	$526	$490	$1,016

Net interest spread(1)			3.16%			2.98%

Noninterest-bearing deposits	855,412			714,443
Other liabilities	33,574			27,604
Stockholders’ equity	444,791			437,960

Total Liabilities and Stockholders’ Equity	$4,464,082			$3,910,340

Interest income / earning assets(1)	$4,185,030	$71,313	3.43%	$3,659,163	$58,240	3.21%
Interest expense / earning assets	$4,185,030	$4,168	0.20%	$3,659,163	$3,152	0.17%

Net interest margin(1)		$67,145	3.23%		$55,088	3.04%	$10,771	$1,286	$12,057

(1)             On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)             Non-accrual loans have been included in average loans.

(3)             Annualized.

Average balance sheets and interest rates were impacted by the April 30, 2016 Pulaski acquisition.  Total average interest-earning assets increased $1.0 billion, or 27.5%, to $4.7 billion for the three month period ended June 30, 2016, as compared to $3.7 billion for the same period in 2015.  Total average interest-earning assets increased $525.9 million, or 14.4%, to $4.2 billion for the six month period ended June 30, 2016, as compared to $3.7 billion for the same period in 2015.

Total average interest-bearing liability balances increased $800.0 million, or 29.3%, to $3.5 billion for the three month period ended June 30, 2016, as compared to $2.7 billion for the same period in 2015.  Total average interest-bearing liability balances increased $400.0 million, or 14.6%, to $3.1 billion for the six month period ended June 30, 2016, as compared to $2.7 billion for the same period in 2015.

Net interest income, on a tax-equivalent basis, increased $10.8 million for the three month period ended June 30, 2016, as compared to the same period of 2015.  Pulaski contributed $10.4 million to the three month period ended June 30, 2016 inclusive of purchase accounting accretion and amortization of $1.7 million.  Net interest income, on a tax-equivalent basis, increased $12.1 million for the six month period ended June 30, 2016, as compared to the same period of 2015.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.32% for the three month period ended June 30, 2016, compared to 3.05% for the same period in 2015.  Net interest margin increased to 3.23% for the six month period ended June 30, 2016 compared to 3.04% for the same period in 2015.  Net of purchase accounting accretion and amortization related to the Pulaski acquisition, the net interest margin for the three month period ended June 30, 2016 was 3.18% and 3.15% for the six month period ended June 30, 2016.

Quarterly net interest margins for 2016 and 2015 are as follows:

	2016	2015
First Quarter	3.10%	3.03%
Second Quarter	3.32%	3.05%
Third Quarter	—	3.10%
Fourth Quarter	—	3.23%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.26% for the three month period ended June 30, 2016, compared to 2.99% for the same period in 2015 and was 3.16% for the six month period ended June 30, 2016, compared to 2.98% for the same period in 2015.

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

Non-interest income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Trust fees	$5,045	$5,146	$(101)	(2.0)%	$10,592	$10,843	$(251)	(2.3)%
Commissions and brokers’ fees, net	687	819	(132)	(16.1)%	1,355	1,603	(248)	(15.5)%
Remittance processing	2,830	2,988	(158)	(5.3)%	5,755	5,475	280	5.1%
Service charges on deposit accounts	3,919	3,096	823	26.6%	7,044	5,980	1,064	17.8%
Other service charges and fees	1,954	1,685	269	16.0%	3,535	3,269	266	8.1%
Gain on sales of loans	3,205	1,868	1,337	71.6%	3,604	3,294	310	9.4%
Security (losses) gains, net	152	(22)	174	NM	1,219	(21)	1,240	NM
Other income	785	1,043	(258)	(24.7)%	2,319	2,145	174	8.1%
Total non-interest income	$18,577	$16,623	$1,954	11.8%	$35,423	$32,588	$2,835	8.7%

NM — percentage change not meaningful

Total non-interest income of $18.6 million for the three month period ended June 30, 2016 increased by 11.8% as compared to $16.6 million for the same period in 2015, which was inclusive of Pulaski since the transaction closed on April 30, 2016.  Total non-interest income of $35.4 million for the six month period ended June 30, 2016 increased by 8.7% as compared to $32.6 million for the same period in 2015.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, decreased to $5.7 million for the second quarter of 2016 compared to $6.0 million for the same period in 2015, due in part to market influences.  Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, decreased to $11.9 million for the six months ended June 30, 2016 compared to $12.4 million for the six months ended June 30, 2015.  As Pulaski had no legacy fee income in these businesses, the addition of these service offerings in their markets should provide attractive growth opportunities.

Remittance processing revenue of $2.8 million for the three months ended June 30, 2016 decreased $0.2 million compared to $3.0 million for the same period of 2015.  Remittance processing revenue increased to $5.8 million, up 5.1%, for the six months ended June 30, 2016 compared to $5.5 million for the six months ended June 30, 2015.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $5.9 million for the three month period ended June 30, 2016 as compared to $4.8 million for the same period of 2015 and increased to $10.6 million for the six month period ended June 30, 2016 compared to $9.2 million for the same period of 2015.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans increased to $3.2 million for the three month period ended June 30, 2016 compared to $1.9 million for the same period of 2015 and increased to $3.6 million for the six month period ended June 30, 2016 compared to $3.3 million for the same period of 2015.  The Company has historically held a leading residential loan market position in its primary markets in Central Illinois, while Pulaski has been a leading residential mortgage loan producer in the Midwest, primarily through offices in the St. Louis, Kansas City, Chicago and Omaha-Council Bluffs metropolitan areas, with origination capabilities in other markets through its internet-based Consumer Direct channel. These positions, combined with strong loan demand fueled by the improved housing market and continued low interest rates resulted in the increases for the three and six month periods in gain on sales of loans.

Security gains, net increased for the three and six month periods ended June 30, 2016 compared to the same period of 2015.  The increase for the six month period was primarily related to a first quarter strategic bond trade that repositioned the investment portfolio to maintain future net interest margin strength and simultaneously elevated the current economic value to shareholders through non-interest income. The Company sold $31.1 million of seasoned To-Be-Announced eligible residential mortgage-backed securities to take advantage of a price floor phenomenon, with related gains of $1.1 million on the sale.  The sales proceeds were reinvested within normal investment parameters at similar yields to the securities sold.

Other income decreased for the three months ended June 30, 2016 compared to the same period of 2015 as the result of a non-recurring loss in private equity investments of $0.6 million in 2016.  Other income increased for the six months ended June 30, 2016 compared to the same period of 2015.

Non-interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Compensation expense:
Salaries and wages	$14,507	$13,310	$1,197	9.0%	$26,906	$27,816	$(910)	(3.3)%
Employee benefits	3,986	2,520	1,466	58.2%	6,953	4,863	2,090	43.0%
Total compensation expense	$18,493	$15,830	$2,663	16.8%	$33,859	$32,679	$1,180	3.6%
Net occupancy expense of premises	$2,732	$2,161	$571	26.4%	$4,899	$4,406	$493	11.2%
Furniture and equipment expenses	1,644	1,283	361	28.1%	2,728	2,474	254	10.3%
Data processing	5,015	3,212	1,803	56.1%	8,247	6,761	1,486	22.0%
Amortization of intangible assets	1,109	808	301	37.3%	1,875	1,577	298	18.9%
Regulatory expense	884	560	324	57.9%	1,472	1,203	269	22.4%
Other expense	6,471	4,591	1,880	40.9%	10,956	9,892	1,064	10.8%
Total non-interest expense	$36,348	$28,445	$7,903	27.8%	$64,036	$58,992	$5,044	8.6%

Income taxes	$6,698	$5,593	$1,105	19.8%	$12,364	$9,420	$2,944	31.3%
Effective rate on income taxes	35.1%	36.0%			35.1%	34.7%

Efficiency ratio	61.7%	62.1%			61.3%	65.5%
Full-time equivalent employees (“FTE”) as of period-end	1,326	804

Total non-interest expense of $36.3 million for the three month period ended June 30, 2016 increased by $7.9 million as compared to $28.4 million for the same period in 2015.  Total non-interest expense of $64.0 million for the six month period ended June 30, 2016 increased by $5.0 million as compared to $59.0 million for the same period in 2015.  Non-recurring expenses related to the Pulaski acquisition impacted the second quarter of 2016 while the Herget Financial acquisition impacted the first quarter of 2015.  During the six month period ended June 30, 2016, the Company incurred $2.3 million of expenses related to the Pulaski acquisition, comprised primarily of data processing, legal and consulting costs.  During the six month period ended June 30, 2015, the Company incurred $1.0 million of expenses related to the Herget Financial acquisition, comprised primarily of data processing, restructuring, legal, consulting and marketing costs.  Non-recurring expenses relating to the integration of Pulaski may have a negative impact on expenses for the remainder of 2016.

Total compensation expense of $18.5 million increased $2.7 million for the three month period ended June 30, 2016 as compared to the same period in 2015 and increased $1.2 million to $33.9 million for the six month period ended June 30, 2016 as compared to the same period in 2015.  The FTE increased to 1,326 at June 30, 2016, which included 533 FTE from Pulaski.  Beginning on January 1, 2016, the Company adopted a conforming approach to the accounting for loan fees and costs for mortgage loans held for sale, which reclassifies related compensation expense from salary and wages to gain on sales of loans.

Combined net occupancy expense of premises and furniture and equipment expenses of $4.4 for the three month period ended June 30, 2016, increased compared to the same period in 2015. Combined net occupancy expense of premises and furniture and equipment expenses of $7.6 for the six month period ended June 30, 2016, increased compared to the same period in 2015.  Pulaski adds thirteen full-service branches and several loan production offices.  We continue to evaluate our branch network and operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended June 30, 2016 of $5.0 million increased from $3.2 million for the same period of 2015 and data processing expense for the six month period ended June 30, 2016 of $8.2 million increased from $6.8 million for the same period of 2015.  The 2016 increase was due to additional Pulaski operating data processing expense and non-recurring software conversion expenses of $1.2 million related to the acquisition.  The six month period ended June 30, 2015 included $0.7 million of non-recurring software conversion expenses related to Herget Financial.  The 2016 data processing expense increase was also related to supporting new sources of remittance processing revenue growth.

Amortization of intangible assets increased for the three and six month periods ended June 30, 2016, as compared to the same period in 2015 as a result of the Pulaski acquisition.

Regulatory expense increased 57.9% for the three month period ended June 30, 2016, as compared to the same period in 2015 and increased 22.4% for the six month period ended June 30, 2016, as compared to the same period in 2015 primarily as a result of the Pulaski acquisition.

Other expense of $6.5 million for the three month period ended June 30, 2016 increased $1.9 million as compared to the same period in 2015.  Other expense of $11.0 million for the six month period ended June 30, 2016 increased $1.1 million as compared to the same period in 2015.  The 2016 expense includes Pulaski acquisition related expenses of $1.1 million, primarily consisting of legal and consulting costs, offset by a $0.7 million cost for premises impairments in the first quarter of 2015.

The effective rate on income taxes, or income taxes divided by income before taxes, of 35.1% for the three and six months ended June 30, 2016, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income. As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 61.7% for the three month period ended June 30, 2016 improved from 62.1% in the comparable period in 2015.  The efficiency ratio for the first six months of 2016 was 61.3% compared to 65.5% for the same period of 2015. One time charges relating to the integration of Pulaski may have a negative impact on the efficiency ratio for the remainder of 2016.  We will continue to examine appropriate avenues to improve efficiency, with an emphasis on revenue growth.

FINANCIAL CONDITION

Significant balance sheet items

	June 30, 2016	December 31, 2015	$ Change	% Change
	(dollars in thousands)
Assets
Securities, including available for sale and held to maturity	$852,380	$884,670	$(32,290)	(3.6)%
Loans, net, including loans held for sale	4,013,733	2,589,603	1,424,130	55.0%

Total assets	$5,510,199	$3,998,976	$1,511,223	37.8%

Liabilities
Deposits:
Noninterest-bearing	$1,045,180	$881,685	$163,495	18.5%
Interest-bearing	3,339,329	2,407,421	931,908	38.7%
Total deposits	$4,384,509	$3,289,106	$1,095,403	33.3%

Securities sold under agreements to repurchase	$173,726	$172,972	$754	0.4%
Short-term borrowings	166,200	—	166,200	100%
Long-term debt	80,000	80,000	—	—%

Total liabilities	$4,922,082	$3,625,790	$1,296,292	35.8%

Stockholders’ equity	$588,117	$373,186	$214,931	57.6%

The Company’s balance sheet was significantly impacted by the Pulaski acquisition.  At the date of the acquisition, the fair value of Pulaski’s total assets was $1.6 billion, including $1.4 billion in loans and $1.2 billion in deposits.

Loan portfolio

Geographic distributions of loans by category were as follows:

	June 30, 2016
	Illinois	Florida	Indiana	Missouri	Total
	(dollars in thousands)

Commercial	$549,476	$16,752	$25,610	$294,460	$886,298
Commercial real estate	880,692	159,255	138,359	445,823	1,624,129
Real estate construction	56,354	10,013	34,286	74,853	175,506
Retail real estate	512,798	106,656	17,406	720,585	1,357,445
Retail other	12,989	804	—	1,920	15,713
Total gross loans	$2,012,309	$293,480	$215,661	$1,537,641	$4,059,091

Less held for sale(1)					278,125
					$3,780,966

Less allowance for loan losses					45,358
Net loans					$3,735,608

(1)Loans held for sale are included in retail real estate.

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	532,001	108,978	19,563	660,542
Retail other	14,125	850	—	14,975
Total gross loans	$2,107,762	$307,886	$221,442	$2,637,090

Less held for sale(1)				9,351
				$2,627,739

Less allowance for loan losses				47,487
Net loans				$2,580,252

(1)Loans held for sale are included in retail real estate.

The total loan portfolio, gross, as of June 30, 2016, increased $1.4 billion from December 31, 2015 as a result of the Pulaski acquisition.  Strong residential loan demand drove an increase in loans held for sale at June 30, 2016 to $278.1 million from $9.4 million on December 31, 2015, with Pulaski contributing $261.3 million of the change.  The increased loans held for sale balance adds positive momentum going into the third quarter by generating net interest income until loans are delivered to investors, at which point gains on sale of loans are recognized.

Allowance for Loan Losses

Our allowance for loan losses was $45.4 million, or 1.1% of loans, at June 30, 2016, compared to $47.5 million, or 1.8% of loans, at December 31, 2015.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of June 30, 2016, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses increased to $1.1 million for the second quarter of 2016 compared to no provision in the same period of 2015.  The provision for loan losses for the six months ended June 30, 2016 increased to $2.1 million compared to $0.5 million in the same period of 2015.  Pulaski Bank recorded $0.6 million in provision expense in the second quarter of 2016 related to new and renewed production.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(dollars in thousands)
Non-accrual loans	$22,443	$17,368	$12,748	$7,875
Loans 90+ days past due and still accruing	334	452	15	158
Total non-performing loans	$22,777	$17,820	$12,763	$8,033

OREO	$3,267	$463	$783	$84

Total non-performing assets	$26,044	$18,283	$13,546	$8,117

Allowance for loan losses	$45,358	$45,171	$47,487	$47,212
Allowance for loan losses to loans	1.1%	1.7%	1.8%	1.8%
Allowance for loan losses to non-performing loans	199.1%	253.5%	372.1%	587.7%
Non-performing loans to loans, before allowance for loan losses	0.6%	0.7%	0.5%	0.3%
Non-performing loans and OREO to loans, before allowance for loan losses	0.6%	0.7%	0.5%	0.3%

The June 30, 2016 asset metrics reflect the post combination results of acquiring Pulaski. Total non-performing assets were $26.0 million at June 30, 2016, compared to $13.5 million at December 31, 2015.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.6% on June 30, 2016, as this ratio has varied between 0.3% and 1.3% over the last three years.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.  The Company continues to proactively address credit matters.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $36.7 million at June 30, 2016, compared to $29.2 million at December 31, 2015.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2016, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of June 30, 2016, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

As of June 30, 2016, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At June 30, 2016, the Company had outstanding standby letters of credit of $21.8 million and commitments to extend credit of $901.8 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of June 30, 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2016, the guidelines, including the capital conservation buffer, require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.625%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.625%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.125% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements increase annually until the Basel III Rules are fully phased-in on January 1, 2019.  As of June 30, 2016, First Busey had a total capital to total risk-weighted asset ratio of 13.65%, a Tier 1 capital to risk-weighted asset ratio of 12.59%, Common Equity Tier 1 capital to risk-weighted asset ratio of 10.95% and a Tier 1 leverage ratio of 11.00%; Busey Bank had ratios of 13.79%, 12.53%, 12.53% and 9.91%, respectively;  and Pulaski Bank had ratios of 10.98%, 10.90%, 10.90% and 8.28%, respectively.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, national and international economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the Basel III Rules); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions (including the acquisition of Pulaski), which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated; (x) unexpected outcomes of existing or new litigation involving First Busey;  (xi) changes in accounting policies and practices; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $51.0 million of securities classified as held to maturity at June 30, 2016.  First Busey had no securities classified as trading at June 30, 2016.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of June 30, 2016, First Busey had $801.3 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the financial statements and reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  A provision for loan losses is charged to current expense.  This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.  Acquired loans from business combinations with uncollected principal balances are carried net of a fair value adjustment for credit and interest rates.  These loans are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses inherent in such loans.

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by the Company’s senior management.  The analysis includes a review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, certain impaired loans, and loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

First Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions and attempts to structure the balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of June 30, 2016 and December 31, 2015, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2016	NA	NA	NA	NA	(0.15)%	(0.59)%	(1.38)%	(2.29)%

December 31, 2015	NA	NA	NA	NA	(0.01)%	(0.33)%	(1.00)%	(1.93)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2016	NA	NA	NA	NA	2.99%	5.25%	7.07%	8.52%

December 31, 2015	NA	NA	NA	NA	3.04%	5.58%	7.59%	8.95%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 30, 2016, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2016.  At June 30, 2016, the Company had 333,334 shares that may yet be purchased under the plan.

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  August 9, 2016