Form 10-Q
period 2016-09-30
FIRST BUSEY CORP /NV/
filed 2016-11-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2016
Common Stock, $.001 par value	38,207,190

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2016 $288,016; 2015 $250,404)	$358,337	$319,280
Federal funds sold	2,498	—
Cash and cash equivalents	$360,835	$319,280

Securities available for sale, at fair value	774,683	834,838
Securities held to maturity, at amortized cost	50,460	49,832
Loans held for sale	266,382	9,351
Portfolio loans (net of allowance for loan losses 2016 $47,847; 2015 $47,487)	3,759,766	2,580,252
Premises and equipment, net	80,287	63,088
Goodwill	102,356	25,510
Other intangible assets, net	19,743	7,432
Cash surrender value of bank owned life insurance	79,455	43,103
Deferred tax asset, net	20,651	21,638
Other assets	77,623	44,652
Total assets	$5,592,241	$3,998,976
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$996,750	$881,685
Interest-bearing	3,339,756	2,407,421
Total deposits	$4,336,506	$3,289,106

Securities sold under agreements to repurchase	212,363	172,972
Short-term borrowings	246,700	—
Long-term debt	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,834	55,000
Other liabilities	49,764	28,712
Total liabilities	$4,996,167	$3,625,790

Commitments and contingencies (See Note 13- Outstanding Commitments and Contingent Liabilities)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2016 38,869,519; 2015 29,427,738	39	29
Additional paid-in capital	783,409	591,053
Accumulated deficit	(168,552)	(190,265)
Accumulated other comprehensive income	6,758	2,340
Total stockholders’ equity before treasury stock	$621,654	$403,157

Common stock shares held in treasury at cost, 2016 662,512; 2015 732,887	(25,580)	(29,971)
Total stockholders’ equity	$596,074	$373,186
Total liabilities and stockholders’ equity	$5,592,241	$3,998,976

Common shares outstanding at period end	38,207,007	28,694,851

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$104,333	$73,851
Interest and dividends on investment securities:
Taxable interest income	10,585	10,588
Non-taxable interest income	2,332	2,464
Total interest income	$117,250	$86,903
Interest expense:
Deposits	$4,998	$3,624
Federal funds purchased and securities sold under agreements to repurchase	274	132
Short-term borrowings	461	—
Long-term debt	155	31
Junior subordinated debt owed to unconsolidated trusts	1,337	900
Total interest expense	$7,225	$4,687
Net interest income	$110,025	$82,216
Provision for loan losses	4,050	600
Net interest income after provision for loan losses	$105,975	$81,616
Non-interest income:
Trust fees	$15,112	$15,385
Commissions and brokers’ fees, net	2,095	2,402
Remittance processing	8,558	8,372
Service charges on deposit accounts	11,562	9,292
Other service charges and fees	5,512	4,883
Gain on sales of loans, net	8,130	4,843
Security gains (losses), net	1,230	(21)
Other income	3,969	3,321
Total non-interest income	$56,168	$48,477
Non-interest expense:
Salaries and wages	$44,103	$41,181
Employee benefits	11,472	7,215
Net occupancy expense of premises	8,300	6,496
Furniture and equipment expense	4,564	3,793
Data processing	12,677	9,843
Amortization of intangible assets	3,157	2,384
Regulatory expense	2,274	1,813
Other expense	16,904	14,217
Total non-interest expense	$103,451	$86,942
Income before income taxes	$58,692	$43,151
Income taxes	20,453	14,828
Net income	$38,239	$28,323
Preferred stock dividends	—	545
Net income available to common stockholders	$38,239	$27,778
Basic earnings per common share	$1.12	$0.96
Diluted earnings per common share	$1.11	$0.95
Dividends declared per share of common stock	$0.51	$0.45

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$43,002	$25,099
Interest and dividends on investment securities:
Taxable interest income	3,398	3,791
Non-taxable interest income	788	840
Total interest income	$47,188	$29,730
Interest expense:
Deposits	$2,099	$1,175
Federal funds purchased and securities sold under agreements to repurchase	102	44
Short-term borrowings	263	—
Long-term debt	55	10
Junior subordinated debt owed to unconsolidated trusts	538	306
Total interest expense	$3,057	$1,535
Net interest income	$44,131	$28,195
Provision for loan losses	1,950	100
Net interest income after provision for loan losses	$42,181	$28,095
Non-interest income:
Trust fees	$4,520	$4,542
Commissions and brokers’ fees, net	740	799
Remittance processing	2,803	2,897
Service charges on deposit accounts	4,518	3,312
Other service charges and fees	1,977	1,614
Gain on sales of loans, net	4,526	1,549
Security gains (losses), net	11	—
Other income	1,650	1,176
Total non-interest income	$20,745	$15,889
Non-interest expense:
Salaries and wages	$17,197	$13,365
Employee benefits	4,519	2,352
Net occupancy expense of premises	3,401	2,090
Furniture and equipment expense	1,836	1,319
Data processing	4,430	3,082
Amortization of intangible assets	1,282	807
Regulatory expense	802	610
Other expense	5,948	4,325
Total non-interest expense	$39,415	$27,950
Income before income taxes	$23,511	$16,034
Income taxes	8,089	5,408
Net income	$15,422	$10,626
Preferred stock dividends	—	182
Net income available to common stockholders	$15,422	$10,444
Basic earnings per common share	$0.40	$0.36
Diluted earnings per common share	$0.40	$0.36
Dividends declared per share of common stock	$0.17	$0.15

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$15,422	$10,626	$38,239	$28,323
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(2,017)	$2,512	$8,582	$1,661
Reclassification adjustment for (gains) losses included in net income	(11)	—	(1,230)	21
Other comprehensive (loss) income, before tax	$(2,028)	$2,512	$7,352	$1,682
Income tax (benefit) expense related to items of other comprehensive income	(815)	1,005	2,934	673
Other comprehensive (loss) income, net of tax	$(1,213)	$1,507	$4,418	$1,009
Comprehensive income	$14,209	$12,133	$42,657	$29,332

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	28,323	—	—	28,323
Other comprehensive income	—	—	—	—	1,009	—	1,009
Issuance of treasury stock for employee stock purchase plan	—	—	(495)	—	—	745	250
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(3,784)	—	—	3,643	(141)
Issuance of treasury stock	—	—	—	—	—	34	34
Cash dividends on common stock of $0.45 per share	—	—	—	(13,041)	—	—	(13,041)
Stock dividend equivalents on restricted stock units of $0.45 per share	—	—	185	(185)	—	—	—
Stock-based employee compensation	—	—	1,001	—	—	—	1,001
Preferred stock dividends	—	—	—	(545)	—	—	(545)
Purchase of treasury stock	—	—	—	—	—	(6,296)	(6,296)
Cash paid in lieu of fractional shares in reverse stock split	—	—	(5)	—	—	—	(5)

Balance, September 30, 2015	$72,664	$29	$590,648	$(195,832)	$6,826	$(30,107)	$444,228

Balance, December 31, 2015	$—	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	—	38,239	—	—	38,239
Other comprehensive income	—	—	—	—	4,418	—	4,418
Stock issued for acquisition of Pulaski, net of stock issuance costs	—	10	195,188	—	—	—	195,198
Issuance of treasury stock for employee stock purchase plan	—	—	(552)	—	—	805	253
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(2,929)	—	—	2,668	(261)
Net issuance of stock options exercised, net of shares redeemed	—	—	(923)	—	—	923	—
Cash dividends on common stock of $0.51 per share	—	—	—	(16,253)	—	—	(16,253)
Stock dividend equivalents on restricted stock units of $0.51 per share	—	—	263	(263)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski acquisition at $0.17 per share	—	—	—	(10)	—	—	(10)
Stock-based employee compensation	—	—	1,309	—	—	—	1,309
Return of equity trust shares	—	—	—	—	—	(5)	(5)

Balance, September 30, 2016	$—	$39	$783,409	$(168,552)	$6,758	$(25,580)	$596,074

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$38,239	$28,323
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,309	1,001
Depreciation	5,330	4,267
Amortization of intangible assets	3,157	2,384
Provision for loan losses	4,050	600
Provision for deferred income taxes	(1,948)	(1,986)
Amortization of security premiums and discounts, net	5,407	6,336
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(529)	—
Accretion of premiums and discounts on portfolio loans, net	(4,329)	(1,222)
Net security (gains) losses	(1,230)	21
Gain on sales of loans, net	(8,130)	(4,843)
Net losses on disposition of premises and equipment	36	145
Premises and equipment impairment	650	670
Increase in cash surrender value of bank owned life insurance	(1,257)	(1,090)
Change in assets and liabilities:
Decrease in other assets	5,790	2,028
Increase (decrease) in other liabilities	1,125	(2,937)
Decrease in interest payable	(61)	(98)
(Increase) decrease in income taxes receivable	(1,073)	3,742
Net cash provided by operating activities before activities for loans originated for sale	$46,536	$37,341

Loans originated for sale	(1,218,032)	(228,307)
Proceeds from sales of loans	1,139,884	229,604
Net cash (used in) provided by operating activities	$(31,612)	$38,638

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	49,378	15,302
Proceeds from sales of securities classified held to maturity	399	—
Proceeds from maturities of securities classified available for sale	183,329	152,165
Proceeds from maturities of securities classified held to maturity	1,333	408
Purchase of securities classified available for sale	(121,633)	(235,905)
Purchase of securities classified held to maturity	(2,103)	(16,025)
Net decrease (increase) in portfolio loans	62,154	(54,656)
Proceeds from disposition of premises and equipment	864	311
Proceeds from sale of other real estate owned (“OREO”) properties	3,911	927
Purchases of premises and equipment	(6,748)	(3,265)
Net cash received in acquisitions	25,575	12,114
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock	17,640	—
Purchase of FHLB stock	(23,478)	—
Net cash provided by (used in) investing activities	$190,621	$(128,624)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(131,917)	$(66,625)
Net (decrease) increase in demand, money market and savings deposits	(48,112)	34,406
Proceeds from FHLB short term advances	57,700	—
Repayment of FHLB long term advances	(4,906)	—
Proceeds from short-term borrowings	10,000	—
Cash dividends paid	(16,263)	(13,586)
Value of shares surrendered upon vesting of restricted stock units to satisfy tax obligations	(261)	(269)
Net increase (decrease) in securities sold under agreements to repurchase	16,551	(21,932)
Cash payment for fractional shares related to reverse stock split	—	(5)
Purchase of treasury stock	—	(6,296)
Common stock issuance costs	(246)	—
Net cash used in financing activities	$(117,454)	$(74,307)
Net increase (decrease) in cash and cash equivalents	$41,555	$(164,293)
Cash and cash equivalents, beginning of period	$319,280	$339,438
Cash and cash equivalents, ending of period	$360,835	$175,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$6,658	$4,751
Income taxes	$13,900	$9,570
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	$2,175	$399

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q, and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 on file with the SEC.

On May 20, 2015, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a resolution to authorize the board of directors to implement a reverse stock split of the Company’s common stock at a ratio of one-for-three (the “Reverse Stock Split”).  On August 17, 2015, the board of directors authorized the Reverse Stock Split, which became effective on September 8, 2015.

The accompanying Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited Consolidated Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

On April 30, 2016, First Busey completed its acquisition of Pulaski Financial Corp., a Missouri corporation (“Pulaski”), and Pulaski Bank, National Association (“Pulaski Bank”).  The unaudited Consolidated Financial Statements include the accounts of the Company, Busey Bank and Busey Bank’s wholly owned subsidiary, FirsTech, Inc., Pulaski Bank and Pulaski Bank’s wholly owned subsidiaries, Pulaski Service Corporation and Priority Property Holdings, LLC (each as of April 30, 2016) and Busey Wealth Management, Inc. and its wholly owned subsidiary, Busey Trust Company.  All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

In preparing the accompanying unaudited Consolidated Financial Statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the fair value of assets acquired and liabilities assumed in business combinations and the determination of the allowance for loan losses.

Effective January 1, 2016, the Company elected to account for all loans held for sale at fair value.  Prior to this change, the Company accounted for loans held for sale at the lower of cost or fair value.  See Note 17 - Fair Value Measurements for further discussion.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  On November 4, 2016, Pulaski Bank was merged with and into Busey Bank.  In addition, on October 21, 2016 a return of capital and associated surplus to the Company from Busey Bank was executed as discussed in Note 14 — Capital.  Other than the bank merger and return of capital and associated surplus, there were no significant subsequent events for the quarter ended September 30, 2016 through the filing date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

Note 2:  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski.  Pulaski Bank, which was Pulaski’s wholly owned bank subsidiary prior to the acquisition, offers a full line of quality retail and commercial banking products through thirteen full-service branch offices in the St. Louis metropolitan area. Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016 when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.

Under the terms of the definitive agreement, at the effective time of the acquisition, each share of Pulaski common stock issued and outstanding was converted into 0.79 shares of First Busey common stock and cash in lieu of fractional shares.  The market value of the 9.4 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $193.0 million based on First Busey’s closing stock price of $20.44 on April 29, 2016. In addition, all of the options to purchase shares of Pulaski common stock that were outstanding at the acquisition date were converted into options to purchase shares of First Busey common stock, adjusted for the 0.79 exchange ratio.

The acquisition of Pulaski allows the Company to significantly expand its geographic presence through a premier St. Louis banking franchise with an almost 100-year history and a strong regional residential lending presence.  In addition, this transaction is strategically compelling and financially attractive because it creates a Midwest community bank with greater scale and operating efficiency, along with geographic and balance sheet diversification.  It also provides cross-sale opportunities to the Company’s Wealth Management operating segment.  Pulaski has a deep and experienced management team to assist in post-acquisition integration and market expansion, and a similar culture to First Busey to facilitate a successful integration process.  By acquiring organizations with a similar philosophy in markets that complement the Company’s existing customer base, First Busey intends to expand its franchise through balanced, integrated growth strategies that generate value.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of April 30, 2016 as additional information regarding the closing date fair values becomes available.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding Pulaski stock options that were converted into options to purchase common shares of First Busey.  As the total consideration paid for Pulaski exceeded the net assets acquired, goodwill of $76.8 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflects the synergies expected from the acquisition and the enhanced revenue opportunities from the Company’s broader service capabilities in the St. Louis market, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $0.8 million and $3.1 million in pre-tax expenses related to the acquisition of Pulaski for the three and nine months ended September 30, 2016, respectively, including professional and legal fees of $0.2 million and $1.1 million, respectively, to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.  The remainder of the expenses primarily relate to data processing conversion expenses and restructuring expenses.

The following table presents the assets acquired and liabilities assumed of Pulaski as of April 30, 2016 and their fair value estimates (dollars in thousands):

	As Recorded by Pulaski	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$25,580	$—		$25,580
Securities	47,895	105	(a)	48,000
Loans held for sale	184,856	—		184,856
Portfolio loans	1,243,913	(14,452)	(b)	1,229,461
Premises and equipment	17,236	95	(c)	17,331
OREO	5,022	(2,534)	(d)	2,488
Goodwill	3,939	(3,939)	(e)	—
Other intangible assets	—	15,468	(f)	15,468
Other assets	70,365	(338)	(g)	70,027
Total assets acquired	1,598,806	(5,595)		1,593,211

Liabilities assumed:
Deposits	1,226,906	1,102	(h)	1,228,008
Other borrowings	205,840	906	(i)	206,746
Trust preferred securities	19,589	(3,805)	(j)	15,784
Other liabilities	24,594	(524)	(k)	24,070
Total liabilities assumed	1,476,929	(2,321)		1,474,608

Net assets acquired	$121,877	$(3,274)		$118,603

Consideration paid:
Cash				$5
Common stock				192,990
Fair value of stock options assumed				2,454
Total consideration paid				195,449

Goodwill				$76,846

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  During the third quarter of 2016, PCI loans with a carrying value of $6.2 million were sold to outside parties.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, the majority was accelerated in the third quarter of 2016 due to the loan sale.

Since the acquisition date, Pulaski Bank earned total revenues of $33.3 million and net income of $8.8 million, which are included in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2016.  The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. The pro forma results combine the historical results of Pulaski with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of September 30, 2016 are included in net income in the table below.  Acquisition related expenses that were recognized and are included in the pro forma net income for the three and nine months ended September 30, 2016 totaled $0.8 million and $8.1 million, respectively, on a pre-tax basis.  Such expenses consisted primarily of professional fees to transact the acquisition, data processing conversion expenses and compensation to certain officers required under employment agreements.

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenues (net interest income plus non-interest income)	$63,600	$61,855	$184,677	$184,917
Net income	14,600	15,028	36,408	42,565
Diluted earnings per common share	0.38	0.38	0.94	1.09

Herget Financial Corp.

On January 8, 2015, First Busey acquired Herget Financial Corp. (“Herget Financial”), headquartered in Pekin, Illinois and its wholly owned bank subsidiary, Herget Bank, National Association (“Herget Bank”).  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank.  At that time, Herget Bank’s branches in Pekin, Illinois became branches of Busey Bank.   The operating results of Herget Financial are included in the Company’s results of operations since the date of acquisition.  This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition.

Expenses related to the acquisition of Herget Financial for the first nine months of 2016 were insignificant.  During the first nine months of 2015, pre-tax expenses related to the acquisition of Herget Financial totaled $1.0 million.  The 2015 expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This guidance is effective for reporting periods after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this update in the third quarter of the current fiscal year and adoption of this did not have a significant impact to its Consolidated Financial Statements and related disclosures.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides clarification regarding how certain cash receipts and cash payment are presented and classified in the Consolidated Statements of Cash Flows.  This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact to its Consolidated Financial Statements.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows:

September 30, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$64,822	$444	$—	$65,266
Obligations of U.S. government corporations and agencies	105,071	465	—	105,536
Obligations of states and political subdivisions	161,535	2,443	(38)	163,940
Residential mortgage-backed securities	285,095	4,871	(8)	289,958
Corporate debt securities	143,713	2,600	(19)	146,294
Total debt securities	760,236	10,823	(65)	770,994
Mutual funds and other equity securities	3,192	497	—	3,689
Total	$763,428	$11,320	$(65)	$774,683

Held to maturity
Obligations of states and political subdivisions	$46,957	$1,056	$(1)	$48,012
Commercial mortgage-backed securities	3,503	103	—	3,606
Total	$50,460	$1,159	$(1)	$51,618

December 31, 2015:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$65,003	$189	$(1)	$65,191
Obligations of U.S. government corporations and agencies	132,547	211	(153)	132,605
Obligations of states and political subdivisions	176,764	2,154	(306)	178,612
Residential mortgage-backed securities	304,978	2,922	(351)	307,549
Corporate debt securities	150,001	307	(1,503)	148,805
Total debt securities	829,293	5,783	(2,314)	832,762
Mutual funds and other equity securities	1,642	434	—	2,076
Total	$830,935	$6,217	$(2,314)	$834,838

Held to maturity
Obligations of states and political subdivisions	$48,835	$449	$(34)	$49,250
Commercial mortgage-backed securities	997	24	—	1,021
Total	$49,832	$473	$(34)	$50,271

The amortized cost and fair value of debt securities as of September 30, 2016, by contractual maturity or pre-refunded date, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due in one year or less	$145,340	$145,696	$3,558	$3,560
Due after one year through five years	301,947	306,250	18,642	18,925
Due after five years through ten years	55,178	57,294	25,020	25,807
Due after ten years	257,771	261,754	3,240	3,326
Total	$760,236	$770,994	$50,460	$51,618

Realized gains and losses related to sales of securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Gross security gains	$136	$—	$1,381	$1
Gross security (losses)	(125)	—	(151)	(22)
Net security gains (losses)	$11	$—	$1,230	$(21)

The tax provision for the net realized gains and losses was insignificant for the three months ended September 30, 2016.  The tax provision for the net realized gains and losses was $0.4 million for the nine months ended September 30, 2016.  The tax provision for the net realized gains and losses was insignificant for the nine months ended September 30, 2015.

During the second quarter of 2016, the Company sold one held to maturity security, which was an obligation of state and political subdivisions, with a fair value of $0.4 million due to significant credit deterioration.  The sale resulted in an insignificant loss during the second quarter.

Investment securities with carrying amounts of $619.1 million and $627.4 million on September 30, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2016:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
Obligations of U.S. government corporations and agencies(1)	$15,032	$—	$—	$—	$15,032	$—
Obligations of states and political subdivisions	12,965	(34)	1,160	(4)	14,125	(38)
Residential mortgage-backed securities(1)	2,209	(8)	—	—	2,209	(8)
Corporate debt securities	624	(19)	—	—	624	(19)
Total temporarily impaired securities	$30,830	$(61)	$1,160	$(4)	$31,990	$(65)

Held to maturity
Obligations of states and political subdivisions	$909	$(1)	$—	$—	$909	$(1)
Total temporarily impaired securities	$909	$(1)	$—	$—	$909	$(1)

(1) Unrealized losses existing for less than 12 months, gross, was less than one thousand dollars.

December 31, 2015:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Available for sale
U.S. Treasury securities	$364	$(1)	$—	$—	$364	$(1)
Obligations of U.S. government corporations and agencies	52,154	(153)	—	—	52,154	(153)
Obligations of states and political subdivisions	40,026	(159)	11,419	(147)	51,445	(306)
Residential mortgage-backed securities	93,608	(351)	—	—	93,608	(351)
Corporate debt securities	99,148	(1,503)	—	—	99,148	(1,503)
Total temporarily impaired securities	$285,300	$(2,167)	$11,419	$(147)	$296,719	$(2,314)

Held to maturity
Obligations of states and political subdivisions(2)	$8,451	$(34)	$91	$—	$8,542	$(34)
Total temporarily impaired securities	$8,451	$(34)	$91	$—	$8,542	$(34)

(2) Unrealized losses existing for greater than 12 months, gross, was less than one thousand dollars.

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).   The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2016 was 58, and represented a loss of 0.20% of the aggregate carrying value. As of September 30, 2016, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at September 30, 2016.

The Company had available for sale obligations of state and political subdivisions with aggregate fair values of $164.0 million and $178.6 million as of September 30, 2016 and December 31, 2015, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with aggregate fair values of $48.0 million and $49.3 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the aggregate fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $177.9 million of general obligation bonds and $34.1 million of revenue bonds issued by 263 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 29 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 16 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

September 30, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	73	$65,300	$66,709	$914
Wisconsin	33	23,647	23,879	724
Michigan	38	24,587	25,125	661
Pennsylvania	10	10,758	10,846	1,085
Texas	16	10,789	10,948	684
Ohio	10	10,660	10,768	1,077
Iowa	3	5,333	5,376	1,792
Other	45	23,761	24,275	539
Total general obligations bonds	228	$174,835	$177,926	$780

December 31, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	77	$64,455	$65,557	$851
Wisconsin	36	30,889	31,079	863
Michigan	39	27,923	28,339	727
Pennsylvania	10	12,601	12,650	1,265
Texas	18	12,117	12,165	676
Ohio	10	10,723	10,705	1,071
Iowa	3	5,550	5,571	1,857
Other	48	26,938	27,375	570
Total general obligations bonds	241	$191,196	$193,441	$803

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at September 30, 2016 and December 31, 2015.  Accordingly, as of September 30, 2016 and December 31, 2015, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.3% had been rated by at least one nationally recognized statistical rating organization and 1.7% were unrated, based on the aggregate fair value as of September 30, 2016.  Of the general obligation bonds in the Company’s portfolio, 97.6% had been rated by at least one nationally recognized statistical rating organization and 2.4% were unrated, based on the aggregate fair value as of December 31, 2015.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

September 30, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Indiana	7	$7,610	$7,693	$1,099
Illinois	7	7,974	8,127	1,161
Other	21	18,073	18,206	867
Total revenue bonds	35	$33,657	$34,026	$972

December 31, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Indiana	9	$10,187	$10,173	$1,130
Illinois	7	8,450	8,478	1,211
Other	21	15,766	15,770	751
Total revenue bonds	37	$34,403	$34,421	$930

The revenue bonds are diversified across many issuers and revenue sources with $3.8 million and $3.0 million being the largest exposure to a single issuer at each of September 30, 2016 and December 31, 2015, respectively.  Accordingly, as of September 30, 2016 and December 31, 2015, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 96.8% had been rated by at least one nationally recognized statistical rating organization and 3.2% were unrated, based on the fair value as of September 30, 2016.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of December 31, 2015.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

Note 5:  Loans

Distributions of loans were as follows:

	September 30, 2016	December 31, 2015
	(dollars in thousands)

Commercial	$945,779	$656,576
Commercial real estate	1,582,338	1,208,429
Real estate construction	187,463	96,568
Retail real estate	1,342,840	660,542
Retail other	15,575	14,975
Total gross loans	$4,073,995	$2,637,090

Less loans held for sale(1)	266,382	9,351
Gross portfolio loans	$3,807,613	$2,627,739

Less allowance for loan losses	47,847	47,487
Net portfolio loans	$3,759,766	$2,580,252

(1)Loans held for sale are included in retail real estate.

Net portfolio loans increased $1.2 billion as of September 30, 2016 as compared to December 31, 2015 primarily as a result of the Pulaski acquisition.  Net deferred loan origination costs included in the table above were $2.3 million as of September 30, 2016 and $0.9 million as of December 31, 2015.  Net accretable purchase accounting adjustments included in the table above reduced loans by $14.8 million as of September 30, 2016 and $2.2 million as of December 31, 2015.

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

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy Pulaski loans are similar in nature to Busey Bank’s policies and the Company is migrating Pulaski’s loan production towards the Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Company’s loan underwriting decisions.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  A description of the general characteristics of each grade is as follows:

•                  Pass- This category includes loans that are all considered strong credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that exceed industry standards and loan policy guidelines and loans that exhibit acceptable credit fundamentals.

•                  Watch- This category includes loans on management’s “Watch List” and is intended to be utilized on a temporary basis for a pass grade borrower where a significant risk-modifying action is anticipated in the near future.

•                  Special mention- This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

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

All loans are graded at their inception.  Most commercial lending relationships that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade, it is aggregated into a homogenous pool of either:  $0.35 million or less, or $0.35 million to $1.0 million.  These pools are monitored on a regular basis and reviewed annually.  Most commercial loans greater than $1.0 million are included in a portfolio review at least annually.  Commercial loans greater than $0.35 million that have a grading of special mention or worse are reviewed on a quarterly basis.  Interim reviews may take place if circumstances of the borrower warrant a more timely review.

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $3.6 billion at September 30, 2016, compared to $2.5 billion at December 31, 2015.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful, totaled $187.0 million at September 30, 2016, compared to $166.8 million at December 31, 2015.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding loans held for sale, accretable purchase accounting adjustments, and non-posted and clearings):

	September 30, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
	(dollars in thousands)
Commercial	$814,048	$64,515	$32,948	$29,908	$6,972
Commercial real estate	1,434,896	65,193	53,056	28,079	5,418
Real estate construction	132,992	46,061	8,893	1,035	417
Retail real estate	1,041,798	19,031	12,826	3,513	3,272
Retail other	14,951	34	474	12	174
Total	$3,438,685	$194,834	$108,197	$62,547	$16,253

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful
	(dollars in thousands)
Commercial	$553,294	$57,703	$27,142	$10,966	$7,617
Commercial real estate	1,068,568	58,238	51,418	29,781	1,496
Real estate construction	65,284	15,053	14,755	1,157	366
Retail real estate	607,398	21,637	13,974	4,204	3,139
Retail other	14,172	64	644	—	130
Total	$2,308,716	$152,695	$107,933	$46,108	$12,748

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of the principal due.  Loans may be returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows:

	September 30, 2016
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Commercial	$2,748	$180	$76	$6,972
Commercial real estate	812	69	3,729	5,418
Real estate construction	54	—	—	417
Retail real estate	3,205	566	25	3,272
Retail other	52	23	—	174
Total	$6,871	$838	$3,830	$16,253

	December 31, 2015
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Commercial	$598	$162	$15	$7,617
Commercial real estate	1,037	27	—	1,496
Real estate construction	—	—	—	366
Retail real estate	1,278	160	—	3,139
Retail other	19	1	—	130
Total	$2,932	$350	$15	$12,748

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

Impairment is measured on a loan-by-loan basis for commercial and construction loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  PCI loans are considered impaired.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a restructuring agreement.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2016 if impaired loans had been current in accordance with their original terms was $0.3 million and $0.7 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2016.

The Company’s loan portfolio includes certain loans that have been modified in a TDR, where concessions have been granted to borrowers who have experienced financial difficulties. The Company will restructure a loan for its customer after evaluating whether the borrower is able to meet the terms of the loan over the long term, though unable to meet the terms of the loan in the near term due to individual circumstances.

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing. A summary of restructured loans as of September 30, 2016 and December 31, 2015 is as follows:

Restructured loans:	September 30, 2016	December 31, 2015
	(dollars in thousands)
In compliance with modified terms	$8,131	$8,770
30 — 89 days past due	59	60
Included in non-performing loans	1,402	643
Total	$9,592	$9,473

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

Performing loans classified as a TDR during the three months ended September 30, 2016 included one retail real estate modification for short-term principal payment relief, with a recorded investment of $0.2 million.  Performing loans classified as TDRs during the nine months ended September 30, 2016 included three commercial real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $0.3 million and three retail real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $0.5 million.

Performing loans classified as a TDR during the three months ended September 30, 2015 included one commercial modification for short-term principal payment relief, with a recorded investment of $0.2 million.  Performing loans classified as TDRs during the nine months ended September 30, 2015 included one commercial modification for short-term principal payment relief, with a recorded investment of $0.2 million, one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million, and four retail real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $0.4 million.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2016 and 2015 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended September 30, 2016.  TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults during the nine months ended September 30, 2016 consisted of one retail real estate modification totaling $0.1 million and one insignificant retail other modification.

There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three months ended September 30, 2015.  TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the nine months ended September 30, 2015 consisted of one commercial real estate modification totaling $0.4 million and one commercial modification totaling $0.6 million.

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	September 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$15,250	$7,135	$94	$7,229	$94	$8,190
Commercial real estate	14,192	10,977	2,146	13,123	843	8,250
Real estate construction	1,543	854	23	877	23	871
Retail real estate	12,412	10,919	400	11,319	140	12,946
Retail other	261	174	3	177	3	188
Total	$43,658	$30,059	$2,666	$32,725	$1,103	$30,445

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$14,302	$3,362	$8,238	$11,600	$3,304	$4,482
Commercial real estate	5,865	4,018	1,363	5,381	459	8,700
Real estate construction	1,569	830	29	859	29	833
Retail real estate	12,378	11,108	452	11,560	152	12,070
Retail other	272	233	5	238	5	261
Total	$34,386	$19,551	$10,087	$29,638	$3,949	$26,346

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2016 and December 31, 2015.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of September 30, 2016, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of September 30, 2016, the Company believed this reserve remained adequate.

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

The general reserve quantitative allocation that is based upon historical charge off rates is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factors; (vi) Impact of Competition, Legal & Regulatory Issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trends; and (x) Non-Accrual, Past Due and Classified Trends.  Management evaluates the probable impact from the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the third quarter of 2016, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of September 30, 2016 totaled approximately $1.0 billion.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the Three Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$10,146	$20,275	$1,623	$12,979	$335	$45,358
Provision for loan loss	1,502	(786)	212	1,002	20	1,950
Charged-off	(374)	(19)	—	(860)	(112)	(1,365)
Recoveries	92	37	169	1,506	100	1,904
Ending Balance	$11,366	$19,507	$2,004	$14,627	$343	$47,847

	As of and for the Nine Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan loss	2,747	1,110	(83)	104	172	4,050
Charged-off	(5,248)	(301)	(24)	(1,305)	(327)	(7,205)
Recoveries	752	94	348	2,114	207	3,515
Ending Balance	$11,366	$19,507	$2,004	$14,627	$343	$47,847

	As of and for the Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$9,955	$20,945	$2,221	$14,278	$321	$47,720
Provision for loan loss	(311)	(231)	(64)	709	(3)	100
Charged-off	—	(589)	—	(430)	(56)	(1,075)
Recoveries	68	50	58	239	52	467
Ending Balance	$9,712	$20,175	$2,215	$14,796	$314	$47,212

	As of and for the Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$10,041	$20,639	$2,795	$13,662	$316	$47,453
Provision for loan loss	(561)	394	(810)	1,525	52	600
Charged-off	(77)	(1,297)	—	(1,028)	(241)	(2,643)
Recoveries	309	439	230	637	187	1,802
Ending Balance	$9,712	$20,175	$2,215	$14,796	$314	$47,212

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category:

	As of September 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$94	$843	$23	$140	$3	$1,103
Loans collectively evaluated for impairment	11,272	18,664	1,981	14,487	340	46,744
Ending Balance	$11,366	$19,507	$2,004	$14,627	$343	$47,847

Loans:
Loans individually evaluated for impairment	$5,659	$12,052	$522	$10,897	$177	$29,307
Loans collectively evaluated for impairment	938,550	1,569,215	186,586	1,065,139	15,398	3,774,888
PCI loans evaluated for Impairment	1,570	1,071	355	422	—	3,418
Ending Balance	$945,779	$1,582,338	$187,463	$1,076,458	$15,575	$3,807,613

	As of December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$3,304	$459	$29	$152	$5	$3,949
Loans collectively evaluated for impairment	9,811	18,145	1,734	13,562	286	43,538
Ending Balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487

Loans:
Loans individually evaluated for impairment	$11,600	$5,005	$527	$11,560	$238	$28,930
Loans collectively evaluated for impairment	644,976	1,203,048	95,709	639,631	14,737	2,598,101
PCI loans evaluated for Impairment	—	376	332	—	—	708
Ending Balance	$656,576	$1,208,429	$96,568	$651,191	$14,975	$2,627,739

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At September 30, 2016, the Company held $1.7 million in commercial OREO, $0.6 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2015, the Company held $0.5 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At September 30, 2016 the Company had $1.8 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(dollars in thousands)
OREO:
Beginning balance	$783	$216
Additions, transfers from loans	2,175	1,251
Additions, fair value from Herget Financial acquisition	—	284
Additions, fair value from Pulaski acquisition	2,488	—
Proceeds from sales of OREO	(3,911)	(1,090)
Gain on sales of OREO	818	122
Valuation allowance for OREO	(29)	—
Ending balance	$2,324	$783

Note 7: Deposits

We continue to focus on deepening our relationship value with customers, which, in turn, fosters deposit growth.  In addition, deposit growth was impacted in 2016 by the April 30, 2016 Pulaski acquisition.  Total deposits at September 30, 2016 include $1.1 billion in deposits held at Pulaski Bank.

The composition of deposits is as follows:

	September	December
	30, 2016	31, 2015
	(dollars in thousands)
Demand deposits, noninterest-bearing	$996,750	$881,685
Interest-bearing transaction deposits, saving deposits and money market deposits	2,511,914	1,949,370
Time deposits	827,842	458,051
Total	$4,336,506	$3,289,106

Interest-bearing transaction deposits included $35.0 million and $7.8 million of reciprocal brokered transaction deposits at September 30, 2016 and December 31, 2015, respectively.  Savings deposits included $25.3 million of reciprocal brokered deposits at September 30, 2016.  There were no reciprocal brokered deposits in savings deposits at December 31, 2015.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $373.0 million and $128.1 million at September 30, 2016 and December 31, 2015, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $80.6 million and $23.2 million at September 30, 2016 and December 31, 2015, respectively.  National deposits of $0.2 million and $0.4 million were included in the balance of time deposits as of September 30, 2016 and December 31, 2015, respectively.  The Company had reciprocal brokered time deposits of $95.5 million and $0.4 million at September 30, 2016 and December 31, 2015, respectively, included in the balance of time deposits.  The Company had brokered deposits of $5.0 million at September 30, 2016, which are included in the balance of time deposits.  There were no brokered deposits at December 31, 2015.

As of September 30, 2016, the scheduled maturities of time deposits, in thousands, are as follows:

October 1, 2016 — September 30, 2017	$567,583
October 1, 2017 — September 30, 2018	157,364
October 1, 2018 — September 30, 2019	69,110
October 1, 2019 — September 30, 2020	16,601
October 1, 2020 — September 30, 2021	17,083
Thereafter	101
$827,842

Note 8: Borrowings

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

Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On November 20, 2015, the Company entered into a credit agreement with a national bank to make available a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2016.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had $10.0 million outstanding on September 30, 2016.  The Company had no outstanding amount on December 31, 2015.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Securities sold under agreements to repurchase
Balance at end of period	$212,363	$172,972
Weighted average interest rate at end of period	0.21%	0.18%
Maximum outstanding at any month end in year-to-date period	$212,363	$202,376
Average daily balance for the year-to-date period	$176,946	$179,662
Weighted average interest rate during period(1)	0.21%	0.10%

Short-term borrowings, FHLB advances
Balance at end of period	$236,700	$—
Weighted average interest rate at end of period	0.45%	—%
Maximum outstanding at any month end in year-to-date period	$236,700	$—
Average daily balance for the year-to-date period	$91,134	$—
Weighted average interest rate during period(1)	0.54%	—%

Short-term borrowings, revolving loan
Balance at end of period	$10,000	$—
Weighted average interest rate at end of period	3.06%	—%
Maximum outstanding at any month end in year-to-date period	$10,000	$—
Average daily balance for the year-to-date period	$2,628	$—
Weighted average interest rate during period(1) (2)	4.73%	—%

(1)         The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

(2)         Includes interest and non-usage fee.

Long-term debt is summarized as follows:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$80,000	$80,000

As of September 30, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.15% to 0.26%.  The weighted average rate on these long-term advances was 0.19% as of September 30, 2016.  As of December 31, 2015, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.10% to 0.28%.  The weighted average rate on these long-term advances was 0.15% as of December 31, 2015.

Note 9:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition, the Company acquired similar statutory trusts maintained by Pulaski.  The Company had $70.8 million and $55.0 million of junior subordinated debt owed to unconsolidated trusts at September 30, 2016 and December 31, 2015, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of September 30, 2016, 100% of the trust preferred securities noted in the table above qualified as Tier 1 capital under the final rule adopted in March 2005.

Note 10:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Net income available to common stockholders	$15,422	$10,444	$38,239	$27,778
Shares:
Weighted average common shares outstanding	38,256	28,989	34,009	28,992

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	398	153	309	171

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	38,654	29,142	34,318	29,163

Basic earnings per common share	$0.40	$0.36	$1.12	$0.96

Diluted earnings per common share	$0.40	$0.36	$1.11	$0.95

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At September 30, 2016, 28,350 outstanding options, 191,278 warrants and 132,017 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At September 30, 2015, 86,568 outstanding options, 191,278 warrants, and 112,433 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 11:  Share-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have a requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011.

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of September 30, 2016, the Company held 662,512 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During the third quarter of 2015, the Company purchased 333,333 shares under this repurchase plan.  At September 30, 2016 the Company had 333,334 shares that may yet be purchased under the plan.

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

A summary of the status of and changes in the Company’s stock option awards for the nine months ended September 30, 2016 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	96,568	$43.64
Converted options from Pulaski	309,700	13.29
Granted	—	—
Exercised	(44,538)	15.12
Forfeited	(394)	13.87
Expired	(50,718)	58.23
Outstanding at end of period	310,618	$15.12	1.89
Exercisable at end of period	310,618	$15.12	1.89

The Company did not record any stock option compensation expense for the three or nine months ended September 30, 2016 or 2015.

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2016, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	424,930	$17.10	24,763	$19.25
Granted	126,669	22.44	22,428	22.44
Dividend equivalents earned	11,228	20.44	1,891	20.53
Vested	(54,913)	14.61	(14,301)	20.10
Forfeited	(5,274)	18.11	—	—
Non-vested at end of period	502,640	$18.78	34,781	$21.03
Outstanding at end of period	502,640	$18.78	92,775	$18.50

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On July 11, 2016, under the terms of the 2010 Equity Incentive Plan, the Company granted 126,669 RSUs to members of management.  As the stock price on the grant date of July 11, 2016 was $22.44, total compensation cost to be recognized is $2.8 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

In addition, on July 11, 2016, under the terms of the 2010 Equity Incentive Plan, the Company granted 15,830 DSUs to directors.  As the stock price on the grant date of July 11, 2016 was $22.44, total compensation cost to be recognized is $0.4 million.  The Company also granted 1,250 DSUs to a new director on July 25, 2016.  As the stock price on the grant date of July 25, 2016 was $22.39, total compensation cost to be recognized is insignificant.  These costs will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders; whichever is earlier. Further, the Company granted 5,348 DSUs to the Chairman of the Board.  As the stock price on the grant date of July 11, 2016 was $22.44, total compensation cost to be recognized is $0.1 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

In relation to the Pulaski acquisition, the Company also assumed performance based restricted stock unit awards.  At the effective time of the acquisition, the number of Pulaski common shares covered by each award was fixed at the target level under Pulaski’s existing plan and automatically converted into a service-based restricted stock unit award of First Busey common stock that is equal to the number of shares of Pulaski common stock multiplied by the exchange ratio.  Following the change in control, each restricted stock award will vest, without regard to any performance metrics, on the earlier to occur of September 30, 2017 or the award holders’ involuntary termination of employment for reasons other than cause or voluntary termination of employment for good reason, as specified in the award agreement.  Dividends related to these units are accrued and will be paid in cash upon vesting.  At September 30, 2016 these awards represented 53,004 First Busey restricted stock units.

The Company recognized $0.5 million and $0.4 million of compensation expense related to non-vested stock units for the three months ended September 30, 2016 and 2015, respectively.  The Company recognized $1.3 million and $1.0 million of compensation expense related to non-vested stock units for the nine months ended September 30, 2016 and 2015, respectively.   As of September 30, 2016, there was $6.4 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.6 years.

Note 12:  Income Taxes

At September 30, 2016, the Company was not under examination by any tax authority.

Note 13:  Outstanding Commitments and Contingent Liabilities

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

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$939,666	$618,551
Standby letters of credit	17,001	15,325

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2016 and December 31, 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

Note 14:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $30.0 million on October 21, 2016.  The Company expects to seek regulatory approval for additional capital distributions in future periods.

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

The Company and both of its subsidiary banks are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and the banks to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for both of the subsidiary banks, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of September 30, 2016, the Company and both of its subsidiary banks met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established minimum capital levels for bank holding companies on a consolidated basis.  The components of Tier 1 capital are restricted to capital instruments that, at the time of signing, were considered to be Tier 1 capital for insured depository institutions.  Under this legislation, the Company is able to maintain its trust preferred securities as Tier 1 capital, but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital through the issuance of trust preferred securities in the future.

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

The Basel III Rules also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and both of its subsidiary banks made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rules maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a Common Equity Tier 1 capital conservation buffer of 2.5% of risk weighted assets which is in addition to the other minimum risk based capital standards in the rule. Failure to maintain the buffer will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.  The capital buffer requirement is being phased-in over three years beginning in 2016.  The table below includes the 0.625% increase for 2016 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of September 30, 2016, the Company and both of its subsidiary banks were in compliance with the current phase of the Basel III Rules and management believes that the Company and both of its subsidiary banks would meet all capital adequacy requirements under the Basel III Rules on a fully phased-in basis as if such requirements had been in effect.

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2016:

Total Capital (to Risk Weighted Assets)
Consolidated	$599,782	13.91%	$371,888	8.625%	$431,175	10.00%
Busey Bank	$430,356	14.24%	$260,677	8.625%	$302,234	10.00%
Pulaski Bank	$140,824	11.20%	$108,433	8.625%	$125,719	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$551,711	12.80%	$285,653	6.625%	$344,940	8.00%
Busey Bank	$392,261	12.98%	$200,230	6.625%	$241,787	8.00%
Pulaski Bank	$137,181	10.91%	$83,289	6.625%	$100,576	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$478,569	11.10%	$220,977	5.125%	$280,264	6.50%
Busey Bank	$392,261	12.98%	$154,895	5.125%	$196,452	6.50%
Pulaski Bank	$137,181	10.91%	$64,431	5.125%	$81,718	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$551,711	10.26%	$215,014	4.00%	N/A	N/A
Busey Bank	$392,261	10.17%	$154,289	4.00%	$192,861	5.00%
Pulaski Bank	$137,181	9.12%	$60,168	4.00%	$75,210	5.00%

Note 15:  Operating Segments and Related Information

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Banking	$81,670	$4,824	$5,557,222	$3,944,031
Remittance Processing	8,992	8,992	31,665	30,231
Wealth Management	11,694	11,694	27,071	27,651
Other	—	—	(23,717)	(2,937)
Totals	$102,356	$25,510	$5,592,241	$3,998,976

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income:
Banking	$44,645	$28,420	$111,206	$82,870
Remittance Processing	13	14	41	40
Wealth Management	77	67	207	206
Other	(604)	(306)	(1,429)	(900)
Total net interest income	$44,131	$28,195	$110,025	$82,216

Non-interest income:
Banking	$12,684	$7,881	$31,404	$22,940
Remittance Processing	2,891	2,973	8,827	8,518
Wealth Management	5,477	5,389	17,545	17,930
Other	(307)	(354)	(1,608)	(911)
Total non-interest income	$20,745	$15,889	$56,168	$48,477

Non-interest expense:
Banking	$31,278	$21,114	$80,217	$65,981
Remittance Processing	2,091	2,186	6,538	6,337
Wealth Management	5,090	3,964	12,899	12,123
Other	956	686	3,797	2,501
Total non-interest expense	$39,415	$27,950	$103,451	$86,942

Income before income taxes:
Banking	$24,102	$15,086	$58,343	$39,229
Remittance Processing	813	801	2,330	2,221
Wealth Management	463	1,492	4,853	6,013
Other	(1,867)	(1,345)	(6,834)	(4,312)
Total income before income taxes	$23,511	$16,034	$58,692	$43,151

Net income:
Banking	$15,590	$9,733	$37,716	$25,518
Remittance Processing	486	479	1,394	1,329
Wealth Management	284	894	2,902	3,590
Other	(938)	(480)	(3,773)	(2,114)
Total net income	$15,422	$10,626	$38,239	$28,323

Note 16: Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and foreign currency forward contracts.  See Note 17 - Fair Value Measurements for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At September 30, 2016, the Company had issued $384.1 million of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At September 30, 2016, the Company had issued $626.5 million of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of these derivative assets and liabilities recorded in the consolidated balance sheets at September 30, 2016 are summarized as follows (dollars in thousands):

September 30, 2016
Fair value recorded in other assets	$6,325
Fair value recorded in other liabilities	9,664

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the nine months ended September 30, 2016 are summarized as follows (dollars in thousands):

September 30, 2016
Gross gains	$18,867
Gross losses	(19,804)
Net losses	(937)

At September 30, 2016, the impact of the net loss on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors was almost entirely offset by a corresponding increase in the fair value of loans held for sale.

Foreign Currency Derivatives. The Company has originated certain loan agreements that settle in non-U.S. dollar denominations.  The gross balance of such loans, translated into U.S. dollars, was $1.0 million at September 30, 2016.  The Company enters into foreign currency forward contracts to mitigate the economic effect of fluctuations in foreign currency exchange rates on these non-U.S. dollar denominated loans.  Such foreign currency forward contracts that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward contracts generally served as an economic hedge to certain loans, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.  The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the nine months ended September 30, 2016 was insignificant.

The notional amount and fair values, denominated in U.S. dollars, of open foreign currency forward contracts were as follows:

September 30, 2016
(dollars in thousands)
Notional amount	$999
Fair value recorded in other liabilities	3

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

Note 17: Fair Value Measurements

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

There were no transfers between levels during the quarter ended September 30, 2016.

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

Loans held for sale. Beginning on January 1, 2016, the Company elected to adopt the fair value option for all residential mortgage loans held for sale and to account for such loans at their fair values with changes in fair value recognized in earnings, consistent with the provisions in ASC 820.  The Company accounted for held for sale loans that were originated prior to January 1, 2016 under the lower of cost or fair value option, with any corresponding adjustments recorded as a valuation adjustment, if necessary.  Such fair value adjustments are recorded as a component of gain on sales of loans, net in the accompanying unaudited Consolidated Financial Statements.  The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as level 2 in the ASC 820 fair value hierarchy.

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  Derivative instruments with positive fair values are reported as assets and derivative instruments with negative fair value are reported as liabilities.  The fair value of derivative assets and liabilities is determined based on prices that are obtained from a third party.  Values of derivative assets and liabilities are primarily based on observable inputs and are classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2016
Securities available for sale
U.S. Treasury securities	$—	$65,266	$—	$65,266
Obligations of U.S. government corporations and agencies	—	105,536	—	105,536
Obligations of states and political subdivisions	—	163,940	—	163,940
Residential mortgage-backed securities	—	289,958	—	289,958
Corporate debt securities	—	146,294	—	146,294
Mutual funds and other equity securities	3,689	—	—	3,689
Loans
Loans held for sale	—	266,382	—	266,382
Derivative assets
Derivative financial assets	—	6,325	—	6,325
Derivative liabilities
Foreign currency forward contracts	—	3	—	3
Derivative financial liabilities	—	9,664	—	9,664

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,191	$—	$65,191
Obligations of U.S. government corporations and agencies	—	132,605	—	132,605
Obligations of states and political subdivisions	—	178,612	—	178,612
Residential mortgage-backed securities	—	307,549	—	307,549
Corporate debt securities	—	148,805	—	148,805
Mutual funds and other equity securities	2,076	—	—	2,076
Derivative assets
Foreign currency forward contracts	—	4	—	4
Derivative liabilities
Foreign currency forward contracts	—	2	—	2

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2016
Impaired loans	$—	$—	$1,563	$1,563
OREO(1)	—	—	—	—

December 31, 2015
Impaired loans	$—	$—	$6,138	$6,138
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
September 30, 2016
Impaired loans	$1,563	Appraisal of collateral	Appraisal adjustments	-1.5% to -100.0% (-36.6)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2015
Impaired loans	$6,138	Appraisal of collateral	Appraisal adjustments	-4.3% to -100.0% (-30.9)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$358,337	$358,337	$319,280	$319,280
Federal funds sold	2,498	2,498	—	—
Level 2 inputs:
Securities held to maturity	50,460	51,618	49,832	50,271
Loans held for sale(2)	—	—	9,351	9,492
Accrued interest receivable	15,817	15,817	12,122	12,122
Level 3 inputs:
Net portfolio loans	3,759,766	3,795,090	2,580,252	2,583,458
Mortgage servicing rights	3,092	4,853	3,475	5,896

Financial liabilities:
Level 2 inputs:
Deposits	$4,336,506	$4,335,196	$3,289,106	$3,286,677
Securities sold under agreements to repurchase	212,363	212,363	172,972	172,972
Short-term borrowings	246,700	246,700	—	—
Long-term debt	80,000	80,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,834	70,834	55,000	55,000
Accrued interest payable	998	998	438	438

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

The fair value of net portfolio loans reflects general changes in the interest rate curve used to calculate fair values based on cash flows.  The carrying amount approximates fair value for federal funds sold and is classified as level 1 in the ASC 820 fair value hierarchy.  The fair value of mortgage servicing rights is estimated by discounting the future cash flows and classified as level 3 in the ASC 820 fair value hierarchy.  The estimated fair value of short-term borrowings, which includes advances from the FHLB, is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics and is classified as level 2 in the ASC 820 fair value hierarchy.

Note 18: Liability for Loans Sold

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

The liability for loans sold of $1.9 million at September 30, 2016 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at September 30, 2016 (unaudited), as compared with June 30, 2016 (unaudited), December 31, 2015 and September 30, 2015 (unaudited), and the results of operations for the three and nine months ended September 30, 2016 (unaudited) and 2015 (unaudited), and the three months ended June 30, 2016 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE SUMMARY

Recent Acquisition

On April 30, 2016, the Company completed its acquisition of Pulaski, a Missouri corporation headquartered in St. Louis and its wholly owned subsidiary bank, Pulaski Bank.  This acquisition creates a Midwest community bank with greater scale and improved operating efficiency, along with geographic and balance sheet diversification.  Financial results for the second and third quarters of 2016 were significantly impacted by the Pulaski acquisition, resetting the baseline for financial performance in current and future quarters in a multitude of positive ways.  At the date of the acquisition, the fair value of Pulaski’s total assets was $1.6 billion, including $1.4 billion in loans, and $1.2 billion in deposits.  Net income before taxes was positively impacted by $1.7 million and $1.3 million due to Pulaski purchase accounting amortization for the third and second quarter of 2016, respectively, net of amortization expense of intangibles.  During the third quarter of 2016, First Busey incurred $0.8 million of pre-tax acquisition expenses related to the acquisition of Pulaski. During the nine months ended September 30, 2016, expenses related to the acquisition of Pulaski totaled $3.1 million pre-tax, comprised primarily of data processing, legal and consulting costs and restructuring costs.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016 when it was merged with and into Busey Bank.

Operating Results

First Busey’s net income and net income available to common stockholders for the third quarter of 2016 was $15.4 million, or $0.40 per fully-diluted common share.  The Company reported net income and net income available to common stockholders of $12.4 million, or $0.35 per fully-diluted common share, for the second quarter of 2016 and net income of $10.6 million and net income available to common stockholders of $10.4 million, or $0.36 per fully-diluted common share, for the third quarter of 2015.  The Company’s year-to-date net income and net income available to common stockholders through September 30, 2016 was $38.2 million, or $1.11 per fully-diluted common share, compared to net income of $28.3 million and net income available to common stockholders of $27.8 million, or $0.95 per fully-diluted common share, for the comparable period of 2015.  Year-to-date net income available to common stockholders through September 30, 2016 increased 37.7% over the comparable period of 2015.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 38.9% of the Company’s non-interest income for the quarter ended September 30, 2016, providing a balance to revenue from traditional banking activities.  As Pulaski generated no legacy fee income from these businesses, the addition of these service offerings in its markets should provide attractive growth opportunities.

Trust fees and commissions and brokers’ fees decreased seasonally to $5.3 million for the third quarter of 2016 compared to $5.7 million for the second quarter of 2016, but were stable compared to the third quarter of 2015.  Trust fees and commission and brokers’ fees decreased to $17.2 million for the nine months ended September 30, 2016 compared to $17.8 million for the nine months ended September 30, 2015.  Income before income taxes from the wealth management segment decreased to $0.5 million for the third quarter of 2016 compared to $2.2 million for the second quarter of 2016, and $1.5 million for the third quarter of 2015.  Income before income taxes from the wealth management segment for the third quarter of 2016 was negatively impacted by restructuring costs of $1.3 million designed to increase efficiency and drive down future costs, as we continue to refine our operating model.  Income before income taxes for the wealth management segment was $4.9 million for the nine months ended September 30, 2016 compared to $6.0 million for the nine months ended September 30, 2015.

Remittance processing revenue remained stable at $2.8 million for the third quarter of 2016, compared to the second quarter of 2016, and decreased slightly from $2.9 million for the third quarter of 2015.  Remittance processing revenue increased to $8.6 million for the nine months ended September 30, 2016 compared to $8.4 million for the nine months ended September 30, 2015.  Income before income taxes from the remittance processing segment was $0.8 million for the third quarter of 2016, unchanged from the second quarter of 2016 and the third quarter of 2015.  Income before income taxes was $2.3 million for the nine months ended September 30, 2016, which represented an increase of 4.9% from the nine months ended September 30, 2015.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality remains strong.  The September 30, 2016 and June 30, 2016 asset metrics reflect the post combination results of acquiring Pulaski.  As of September 30, 2016, the Company reported a decrease in non-performing loans to $20.1 million compared to $22.8 million as of June 30, 2016 and $8.0 million as of September 30, 2015.  The reduction in non-performing loans in the third quarter of 2016 was positively impacted by a loan sale to outside parties of $7.6 million.

The Company recorded net recoveries of $0.5 million for the third quarter of 2016 which were favorably impacted by the loan sale mentioned above, compared to net charge-offs of $0.9 million for the second quarter of 2016 and net charge-offs of $0.6 million for the third quarter of 2015.  The allowance for loan losses as a percentage of gross portfolio loans increased to 1.26% at September 30, 2016 compared to 1.20% at June 30, 2016, but decreased from 1.84% at September 30, 2015. The Company recorded a provision for loan losses of $2.0 million in the third quarter of 2016, compared to $1.1 million in the second quarter of 2016 and $0.1 million in the third quarter of 2015.  For the first nine months of 2016, the provision for loan losses was $4.1 million, compared to $0.6 million for the same period of 2015.  The increase in provision for loan losses from 2015 was primarily driven by the Pulaski acquisition and resulting acquisition accounting, which does not permit the carryover of the allowance for loan losses on acquired loans.  Instead, these loans are carried net of a fair value adjustment made at the merger date for credit risk and interest rates and are included in the allowance calculation only to the extent that the reserve requirement exceeds such credit-related fair value adjustment.  However, as the acquired loans renew and as Pulaski Bank originates new loan production, it is generally necessary to establish an allowance for losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2016	2016	2015	2015
	(dollars in thousands)
Total gross loans(1)	$4,073,995	$4,059,091	$2,585,512	$2,637,090
Commercial loans(2)	2,715,580	2,685,933	1,920,953	1,961,573
Allowance for loan losses	47,847	45,358	45,171	47,487
Non-performing loans
Non-accrual loans	16,253	22,443	17,368	12,748
Loans 90+ days past due	3,830	334	452	15
Loans 30-89 days past due	7,709	9,754	2,436	3,282
Other non-performing assets	2,324	3,267	463	783
Non-performing assets to total loans and non-performing assets	0.5%	0.6%	0.7%	0.5%
Allowance as a percentage of non-performing loans	238.2%	199.1%	253.5%	372.1%
Allowance for loan losses to total gross loans	1.2%	1.1%	1.7%	1.8%
Allowance for loan losses to gross portfolio loans	1.3%	1.2%	1.8%	1.8%

(1)Includes loans held for sale.

(2)Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

The Company has 28 banking centers serving Illinois.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar Inc., a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  Caterpillar Inc. announced significant restructuring and cost cutting initiatives that began in the third quarter of 2015 and, while no substantial direct exposure exists, we will continue to monitor the potential impact to the surrounding community and our customers.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

The State of Illinois, where a large portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, continued budget deficits and a declining credit outlook.  A continued budget impasse led to Illinois lawmakers approving a stopgap state budget that funds education for a year and other areas for six months on June 30, 2016.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

The recent acquisition of Pulaski expands our presence into the St. Louis, Missouri metropolitan area, which is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 19 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy with its major employment sectors including health care, financial services, professional and business services, and retail.  Pulaski Bank has 13 full-service branch offices in the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades. The county features a cross-section of industry, as well as extensive retail and some agriculture.  Pulaski’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into the other neighboring counties.  Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest.

The Company has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is the host to numerous conventions and sporting events annually.

The Company had six banking centers in southwest Florida on September 30, 2016.  On October 28, 2016, one branch in the Florida market closed and was consolidated into the remaining branch network, which supports more efficient deployment of the Company’s resources.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and the housing market over the last few years.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

							Change in income/
	2016			2015			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$203,515	$216	0.42%	$193,003	$122	0.25%	$7	$87	$94
Federal funds sold	2,346	1	0.17%	—	—	—%	1	—	1
Investment securities
U.S. Government obligations	192,882	564	1.16%	217,046	632	1.16%	(72)	4	(68)
Obligations of states and political
subdivisions(1)	212,799	1,546	2.89%	237,095	1,660	2.78%	(178)	64	(114)
Other securities	427,882	2,283	2.12%	492,319	2,669	2.15%	(351)	(35)	(386)
Loans held for sale(1)	257,893	2,393	3.69%	16,817	198	4.67%	2,245	(50)	2,195
Portfolio loans(1) (2)	3,797,567	41,031	4.30%	2,528,099	25,005	3.92%	13,468	2,558	16,026
Total interest-earning assets(1)	$5,094,884	$48,034	3.75%	$3,684,379	$30,286	3.26%	$15,120	$2,628	$17,748

Cash and due from banks	75,242			91,619
Premises and equipment	80,956			64,637
Allowance for loan losses	(45,761)			(47,750)
Other assets	293,897			141,513

Total Assets	$5,499,218			$3,934,398

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$2,488,513	$907	0.14%	$1,982,986	$564	0.11%	$160	$183	$343
Time deposits	859,107	1,192	0.55%	488,756	611	0.50%	506	75	581
Short-term borrowings:
Repurchase agreements	188,557	102	0.22%	174,352	44	0.10%	4	54	58
Other	147,032	263	0.71%	—	—	—%	132	131	263
Long-term debt	80,000	55	0.27%	50,000	10	0.08%	9	36	45
Junior subordinated debt owed to unconsolidated trusts	70,802	538	3.02%	55,000	306	2.21%	101	131	232
Total interest-bearing liabilities	$3,834,011	$3,057	0.32%	$2,751,094	$1,535	0.22%	$912	$610	$1,522

Net interest spread(1)			3.43%			3.04%

Noninterest-bearing deposits	1,023,963			711,703
Other liabilities	52,398			28,536
Stockholders’ equity	588,846			443,065

Total Liabilities and Stockholders’ Equity	$5,499,218			$3,934,398

Interest income / earning assets(1)	$5,094,884	$48,034	3.75%	$3,684,379	$30,286	3.26%
Interest expense / earning assets	$5,094,884	$3,057	0.24%	$3,684,379	$1,535	0.16%

Net interest margin(1)		$44,977	3.51%		$28,751	3.10%	$14,208	$2,018	$16,226

(1)On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

							Change in income/
	2016			2015			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$253,078	$886	0.47%	$259,433	$495	0.26%	$(12)	$403	$391
Federal funds sold	1,356	2	0.20%	—	—	—%	1	1	2
Investment securities
U.S. Government obligations	195,168	1,678	1.15%	224,818	1,976	1.18%	(254)	(44)	(298)
Obligations of states and political
subdivisions(1)	215,436	4,616	2.86%	239,099	4,925	2.75%	(498)	189	(309)
Other securities	437,577	6,991	2.13%	435,536	6,982	2.14%	36	(27)	9
Loans held for sale(1)	133,216	3,776	3.79%	16,211	573	4.73%	3,339	(136)	3,203
Portfolio loans(1) (2)	3,254,698	101,398	4.16%	2,492,564	73,575	3.95%	23,615	4,208	27,823
Total interest-earning assets(1)	$4,490,529	$119,347	3.55%	$3,667,661	$88,526	3.23%	$26,227	$4,594	$30,821

Cash and due from banks	69,267			91,964
Premises and equipment	73,112			65,256
Allowance for loan losses	(46,899)			(47,913)
Other assets	225,637			141,479

Total Assets	$4,811,646			$3,918,447

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$2,260,482	$2,216	0.13%	$1,943,089	$1,614	0.11%	$281	$321	$602
Time deposits	691,485	2,782	0.54%	511,183	2,010	0.53%	727	45	772
Short-term borrowings:
Federal funds purchased	128	1	1.04%	—	—	—%	1	—	1
Repurchase agreements	176,946	273	0.21%	177,937	132	0.10%	(1)	142	141
Other	93,762	461	0.66%	121	—	—%	—	461	461
Long-term debt	80,000	155	0.26%	50,000	31	0.08%	27	97	124
Junior subordinated debt owed to
unconsolidated trusts	63,762	1,337	2.80%	55,000	900	2.19%	158	279	437
Total interest-bearing liabilities	$3,366,565	$7,225	0.29%	$2,737,330	$4,687	0.23%	$1,193	$1,345	$2,538

Net interest spread(1)			3.26%			3.00%

Noninterest-bearing deposits	912,006			713,520
Other liabilities	39,915			27,917
Stockholders’ equity	493,160			439,680

Total Liabilities and Stockholders’ Equity	$4,811,646			$3,918,447

Interest income / earning assets(1)	$4,490,529	$119,347	3.55%	$3,667,661	$88,526	3.23%
Interest expense / earning assets	$4,490,529	$7,225	0.21%	$3,667,661	$4,687	0.17%

Net interest margin(1)		$112,122	3.34%		$83,839	3.06%	$25,034	$3,249	$28,283

(1)             On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)             Non-accrual loans have been included in average portfolio loans.

(3)             Annualized.

Average balance sheets and interest rates were impacted by the April 30, 2016 Pulaski acquisition.  Total average interest-earning assets increased $1.4 billion, or 38.3%, to $5.1 billion for the three month period ended September 30, 2016, as compared to $3.7 billion for the same period in 2015.  Total average interest-earning assets increased $822.9 million, or 22.4%, to $4.5 billion for the nine month period ended September 30, 2016, as compared to $3.7 billion for the same period in 2015.

Total average interest-bearing liability balances increased $1.0 billion, or 39.4%, to $3.8 billion for the three month period ended September 30, 2016, as compared to $2.8 billion for the same period in 2015.  Total average interest-bearing liability balances increased $629.2 million, or 23.0%, to $3.4 billion for the nine month period ended September 30, 2016, as compared to $2.7 billion for the same period in 2015.

Net interest income, on a tax-equivalent basis, increased $16.2 million for the three month period ended September 30, 2016, as compared to the same period of 2015.  Pulaski contributed $14.4 million to the three month period ended September 30, 2016 inclusive of purchase accounting accretion and amortization of $2.2 million.  Net interest income, on a tax-equivalent basis, increased $28.3 million for the nine month period ended September 30, 2016, as compared to the same period of 2015.  Pulaski contributed $24.8 million to the nine month period ended September 30, 2016 inclusive of purchase accounting accretion and amortization of $3.9 million.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.51% for the three month period ended September 30, 2016, compared to 3.10% for the same period in 2015.  Net interest margin increased to 3.34% for the nine month period ended September 30, 2016 compared to 3.06% for the same period in 2015.  Net interest margin for the three and nine month periods ended September 30, 2016 were impacted by purchase accounting accretion and amortization related to the Pulaski acquisition.

Quarterly net interest margins for 2016 and 2015 were as follows:

	2016	2015
First Quarter	3.10%	3.03%
Second Quarter	3.32%	3.05%
Third Quarter	3.51%	3.10%
Fourth Quarter	—	3.23%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.43% for the three month period ended September 30, 2016, compared to 3.04% for the same period in 2015 and was 3.26% for the nine month period ended September 30, 2016, compared to 3.00% for the same period in 2015.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for accounting policies underlying the recognition of interest income and expense.

Non-interest income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Trust fees	$4,520	$4,542	$(22)	(0.5)%	$15,112	$15,385	$(273)	(1.8)%
Commissions and brokers’ fees, net	740	799	(59)	(7.4)%	2,095	2,402	(307)	(12.8)%
Remittance processing	2,803	2,897	(94)	(3.2)%	8,558	8,372	186	2.2%
Service charges on deposit accounts	4,518	3,312	1,206	36.4%	11,562	9,292	2,270	24.4%
Other service charges and fees	1,977	1,614	363	22.5%	5,512	4,883	629	12.9%
Gain on sales of loans, net	4,526	1,549	2,977	192.2%	8,130	4,843	3,287	67.9%
Security (losses) gains, net	11	—	11	—%	1,230	(21)	1,251	NM
Other income	1,650	1,176	474	40.3%	3,969	3,321	648	19.5%
Total non-interest income	$20,745	$15,889	$4,856	30.6%	$56,168	$48,477	$7,691	15.9%

NM — percentage change not meaningful

Total non-interest income of $20.7 million for the three month period ended September 30, 2016 increased by 30.6% as compared to $15.9 million for the same period in 2015.  Total non-interest income of $56.2 million for the nine month period ended September 30, 2016 increased by 15.9% as compared to $48.5 million for the same period in 2015.  The results were inclusive of Pulaski since the transaction closed on April 30, 2016.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, was stable at $5.3 million for the third quarter of 2016 and 2015.  Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, decreased to $17.2 million for the nine months ended September 30, 2016 compared to $17.8 million for the nine months ended September 30, 2015.  As Pulaski generated no legacy fee income from these businesses, the addition of these service offerings in its markets should provide attractive growth opportunities.

Remittance processing revenue of $2.8 million for the three months ended September 30, 2016 decreased slightly compared to $2.9 million for the same period of 2015.  Remittance processing revenue increased to $8.6 million for the nine months ended September 30, 2016 compared to $8.4 million for the nine months ended September 30, 2015.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $6.5 million for the three month period ended September 30, 2016 as compared to $4.9 million for the same period of 2015 and increased to $17.1 million for the nine month period ended September 30, 2016 compared to $14.2 million for the same period of 2015.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Gain on sales of loans, net, increased to $4.5 million for the three month period ended September 30, 2016 compared to $1.5 million for the same period of 2015 and increased to $8.1 million for the nine month period ended September 30, 2016 compared to $4.8 million for the same period of 2015.  The Company has historically held a leading residential loan market position in its primary markets in Central Illinois, while Pulaski has been a leading residential mortgage loan producer in the Midwest, primarily through offices in the St. Louis, Kansas City, Chicago and Omaha-Council Bluffs metropolitan areas, with origination capabilities in other markets through its internet-based Consumer Direct channel. These positions, combined with strong loan demand fueled by the improved housing market and continued low interest rates, resulted in the increases for the three and nine month periods in gain on sales of loans, net.  Beginning on January 1, 2016, the Company prospectively adopted an alternative conforming approach to the accounting for loan fees and costs for mortgage loans held for sale, which reclassifies origination costs, including related compensation expense from salary and wages, to gain on sales of loans.  On a comparative basis to the prior year, this reduced gains by $1.9 million for the first nine months of 2016 with a related reduction in non-interest expense, primarily in salaries and wages and employee benefits.

Security gains, net, increased for the three and nine month periods ended September 30, 2016 compared to the same period of 2015.  The increase for the nine month period was primarily related to a first quarter 2016 strategic bond trade that repositioned the investment portfolio to maintain future net interest margin strength and simultaneously elevated the current economic value to shareholders through non-interest income. The Company sold $31.1 million of seasoned To-Be-Announced eligible residential mortgage-backed securities to take advantage of a price floor phenomenon, with related gains of $1.1 million on the sale.  The sales proceeds were reinvested within normal investment parameters at similar yields to the securities sold.

Other income increased 40.3% for the three months ended September 30, 2016 compared to the same period of 2015 and increased 19.5% for the nine month period ended September 30, 2016 compared to the same period of 2015 across multiple revenue sources.

Non-interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Compensation expense:
Salaries and wages	$17,197	$13,365	$3,832	28.7%	$44,103	$41,181	$2,922	7.1%
Employee benefits	4,519	2,352	2,167	92.1%	11,472	7,215	4,257	59.0%
Total compensation expense	$21,716	$15,717	$5,999	38.2%	$55,575	$48,396	$7,179	14.8%
Net occupancy expense of premises	$3,401	$2,090	$1,311	62.7%	$8,300	$6,496	$1,804	27.8%
Furniture and equipment expenses	1,836	1,319	517	39.2%	4,564	3,793	771	20.3%
Data processing	4,430	3,082	1,348	43.7%	12,677	9,843	2,834	28.8%
Amortization of intangible assets	1,282	807	475	58.9%	3,157	2,384	773	32.4%
Regulatory expense	802	610	192	31.5%	2,274	1,813	461	25.4%
Other expense	5,948	4,325	1,623	37.5%	16,904	14,217	2,687	18.9%
Total non-interest expense	$39,415	$27,950	$11,465	41.0%	$103,451	$86,942	$16,509	19.0%

Income taxes	$8,089	$5,408	$2,681	49.6%	$20,453	$14,828	$5,625	37.9%
Effective rate on income taxes	34.4%	33.7%			34.8%	34.4%

Efficiency ratio	58.0%	60.8%			60.0%	63.9%
Full-time equivalent employees (“FTEs”) as of period-end	1,320	789

Total non-interest expense of $39.4 million for the three month period ended September 30, 2016 increased by $11.5 million as compared to $27.9 million for the same period in 2015.  Total non-interest expense of $103.4 million for the nine month period ended September 30, 2016 increased by $16.5 million as compared to $86.9 million for the same period in 2015.  Non-recurring expenses related to the Pulaski acquisition impacted 2016 while those related to the Herget Financial acquisition impacted 2015.  During the nine month period ended September 30, 2016, the Company incurred $3.1 million of expenses related to the Pulaski acquisition, comprised primarily of data processing, restructuring, and legal and consulting costs.  During the nine month period ended September 30, 2015, the Company incurred $1.0 million of expenses related to the Herget Financial acquisition, comprised primarily of data processing, restructuring, legal and consulting and marketing costs.  Non-recurring expenses relating to the integration of Pulaski may cause a temporary rise in expenses in the fourth quarter of 2016; however, the Company expects to realize operating efficiencies creating a positive impact on earnings in 2017.

Total compensation expense of $21.7 million increased $6.0 million for the three month period ended September 30, 2016 as compared to the same period in 2015 and increased $7.2 million to $55.6 million for the nine month period ended September 30, 2016 as compared to the same period in 2015.  For the third quarter and first nine months of 2016, the change in salaries and wages and employee benefits was due to an increased number of employees resulting from the Pulaski acquisition and $1.6 million in restructuring costs. The FTEs increased to 1,320 at September 30, 2016, which included 527 FTEs from Pulaski, compared to 789 at September 30, 2015.  Additionally, beginning on January 1, 2016, the Company adopted a conforming approach to the accounting for loan fees and costs for mortgage loans held for sale, which reclassifies related compensation expense from salary and wages to gain on sales of loans, net.

Combined net occupancy expense of premises and furniture and equipment expenses of $5.2 million for the three month period ended September 30, 2016, increased compared to the same period in 2015. Combined net occupancy expense of premises and furniture and equipment expenses of $12.9 million for the nine month period ended September 30, 2016, increased compared to the same period in 2015.  Pulaski added 13 full-service branches and several loan production offices.  We continue to evaluate our branch network and operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended September 30, 2016 of $4.4 million increased from $3.0 million for the same period of 2015 and data processing expense for the nine month period ended September 30, 2016 of $12.7 million increased from $9.8 million for the same period of 2015.  The 2016 increase was primarily due to additional Pulaski data processing expense and non-recurring software conversion expenses. The nine month period ended September 30, 2016 included $1.4 million of non-recurring software conversion expenses related to the Pulaski acquisition.  The nine month period ended September 30, 2015 included $0.7 million of non-recurring software conversion expenses related to Herget Financial.  The 2016 data processing expense increase was also related to supporting new sources of remittance processing revenue growth.

Amortization of intangible assets increased for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 as a result of the Pulaski acquisition.

Regulatory expense increased 31.5% for the three month period ended September 30, 2016 compared to the same period in 2015 and increased 25.4% for the nine month period ended September 30, 2016 compared to the same period in 2015 primarily as a result of the Pulaski acquisition.

Other expense of $5.9 million for the three month period ended September 30, 2016 increased $1.6 million compared to the same period in 2015.  Other expense of $16.9 million for the nine month period ended September 30, 2016 increased $2.7 million compared to the same period in 2015.  The increase in 2016 expenses were largely due to Pulaski acquisition related expenses.

The effective rate on income taxes, or income taxes divided by income before taxes, of 34.4% and 34.8% for the three and nine months ended September 30, 2016, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 58.0% for the three month period ended September 30, 2016 improved from 60.8% in the comparable period in 2015.  The efficiency ratio for the first nine months of 2016 was 60.0%, an improvement from 63.9% for the same period of 2015. Non-recurring expenses relating to the integration of Pulaski may have a negative impact on the efficiency ratio for the remainder of 2016; however, the Company expects to realize operating efficiencies creating a positive impact in 2017.  We will continue to examine appropriate avenues to improve efficiency, with an emphasis on revenue growth.

FINANCIAL CONDITION

Significant balance sheet items

	September 30, 2016	December 31, 2015	$ Change	% Change
	(dollars in thousands)
Assets
Securities, including available for sale and held to maturity	$825,143	$884,670	$(59,527)	(6.7)%
Total loans, net	4,026,148	2,589,603	1,436,545	55.5%

Total assets	$5,592,241	$3,998,976	$1,593,265	39.8%

Liabilities
Deposits:
Noninterest-bearing	$996,750	$881,685	$115,065	13.1%
Interest-bearing	3,339,756	2,407,421	932,335	38.7%
Total deposits	$4,336,506	$3,289,106	$1,047,400	31.8%

Securities sold under agreements to repurchase	$212,363	$172,972	$39,391	22.8%
Short-term borrowings	246,700	—	246,700	100%
Long-term debt	80,000	80,000	—	—%

Total liabilities	$4,996,167	$3,625,790	$1,370,377	37.8%
Stockholders’ equity	$596,074	$373,186	$222,888	59.7%

The Company’s balance sheet was significantly impacted by the Pulaski acquisition.  At the date of the acquisition, the fair value of Pulaski’s total assets was $1.6 billion, including $1.4 billion in loans, and $1.2 billion in deposits.  Our priorities continue to focus around balance sheet strength, profitability and growth.  With an active growth plan, our strong capital position, an attractive core funding base and a sound credit foundation, we feel confident that we are well positioned for the future.

Loan portfolio

Geographic distributions of loans by category were as follows:

	September 30, 2016
	Illinois	Florida	Indiana	Missouri	Total
	(dollars in thousands)

Commercial	$573,385	$19,304	$24,566	$328,524	$945,779
Commercial real estate	858,320	149,994	129,489	444,535	1,582,338
Real estate construction	63,161	11,488	41,786	71,028	187,463
Retail real estate	513,883	106,900	17,005	705,052	1,342,840
Retail other	12,881	787	—	1,907	15,575
Total gross loans	$2,021,630	$288,473	$212,846	$1,551,046	$4,073,995

Less loans held for sale(1)					266,382
Gross portfolio loans					$3,807,613

Less allowance for loan losses					47,847
Net portfolio loans					$3,759,766

(1)Loans held for sale are included in retail real estate.

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	532,001	108,978	19,563	660,542
Retail other	14,125	850	—	14,975
Total gross loans	$2,107,762	$307,886	$221,442	$2,637,090

Less loans held for sale(1)				9,351
Gross portfolio loans				$2,627,739

Less allowance for loan losses				47,487
Net portfolio loans				$2,580,252

(1)Loans held for sale are included in retail real estate.

Total gross loans as of September 30, 2016 increased $1.4 billion from December 31, 2015 as a result of the Pulaski acquisition.  During the quarter ended September 30, 2016, the Company saw a favorable shift in the mix of its portfolio loans, which included an increase of $59.5 million in commercial loans, partially offset by a $29.8 million decrease in commercial real estate and real estate construction loans compared to the second quarter of 2016.  Strong residential loan demand drove an increase in loans held for sale at September 30, 2016 to $266.4 million from $9.4 million on December 31, 2015, with Pulaski contributing $241.9 million of the change.  The increased loans held for sale balance adds positive momentum going into the fourth quarter by generating net interest income until loans are delivered to investors, at which point gains on sale of loans are recognized.

Allowance for Loan Losses

Our allowance for loan losses was $47.8 million, or 1.2% of total gross loans, at September 30, 2016, compared to $47.5 million, or 1.8% of total gross loans, at December 31, 2015.  Our allowance for loan losses was 1.3% of gross portfolio loans at September 30, 2016, compared to 1.8% at December 31, 2015.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of September 30, 2016, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses increased to $2.0 million for the second quarter of 2016 compared $0.1 million in the same period of 2015.  The provision for loan losses for the nine months ended September 30, 2016 increased to $4.1 million compared to $0.6 million in the same period of 2015.  Pulaski Bank recorded $2.0 million in provision expense in the third quarter of 2016 related to new and renewed production.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars in thousands)
Non-accrual loans	$16,253	$22,443	$17,368	$12,748
Loans 90+ days past due and still accruing	3,830	334	452	15
Total non-performing loans	$20,083	$22,777	$17,820	$12,763

OREO	$2,324	$3,267	$463	$783

Total non-performing assets	$22,407	$26,044	$18,283	$13,546

Allowance for loan losses	$47,847	$45,358	$45,171	$47,487
Allowance for loan losses to total gross loans	1.2%	1.1%	1.7%	1.8%
Allowance for loan losses to gross portfolio loans	1.3%	1.2%	1.8%	1.8%
Allowance for loan losses to non-performing loans	238.2%	199.1%	253.5%	372.1%
Non-performing loans to loans, before allowance for loan losses	0.5%	0.6%	0.7%	0.5%
Non-performing loans and OREO to loans, before allowance for loan losses	0.5%	0.6%	0.7%	0.5%

The September 30, 2016 asset metrics reflect the post combination results of acquiring Pulaski. Total non-performing assets were $22.4 million at September 30, 2016, compared to $13.5 million at December 31, 2015.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.5% on September 30, 2016, as this ratio has varied between 0.3% and 1.3% over the last three years.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.  The Company continues to proactively address credit matters.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $46.1 million at September 30, 2016, compared to $29.2 million at December 31, 2015.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2016, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of September 30, 2016, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

As of September 30, 2016, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2016, the Company had outstanding standby letters of credit of $17.0 million and commitments to extend credit of $939.7 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of September 30, 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2016, the guidelines, including the capital conservation buffer, require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.625%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.625%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.125% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements increase annually until the Basel III Rules are fully phased-in on January 1, 2019.  As of September 30, 2016, First Busey had a total capital to total risk-weighted asset ratio of 13.91%, a Tier 1 capital to risk-weighted asset ratio of 12.80%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.10% and a Tier 1 leverage ratio of 10.26%; Busey Bank had ratios of 14.24%, 12.98%, 12.98% and 10.17%, respectively;  and Pulaski Bank had ratios of 11.20%, 10.91%, 10.91% and 9.12%, respectively.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $50.5 million of securities classified as held to maturity at September 30, 2016.  First Busey had no securities classified as trading at September 30, 2016.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of September 30, 2016, First Busey had $774.7 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Analysis is conducted under the standard of fair value which is defined in FASB ASC Topic 820 — Fair Value Measurements and Disclosures as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than the remainder of assets acquired or liabilities assumed. At the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each future reporting date. Subsequent decreases in the expected cash flows will generally result in a provision for loan losses. Subsequent increases in the expected cash flows will generally result in a credit to the provision for loan losses up to the amount of the non-accretable difference, then adjustments to the accretable yield, which will increase interest income.

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the financial statements and reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  A provision for loan losses is charged to current expense.  This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.  Acquired loans from business combinations with uncollected principal balances are carried net of a fair value adjustment for credit and interest rates.  These loans are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of September 30, 2016 and December 31, 2015, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2016	NA	NA	NA	NA	(0.42)%	(1.11)%	(1.96)%	(3.35)%

December 31, 2015	NA	NA	NA	NA	(0.01)%	(0.33)%	(1.00)%	(1.93)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2016	NA	NA	NA	NA	2.83%	4.90%	6.91%	7.82%

December 31, 2015	NA	NA	NA	NA	3.04%	5.58%	7.59%	8.95%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of September 30, 2016, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2016.  At September 30, 2016, the Company had 333,334 shares that may yet be purchased under the plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.   OTHER INFORMATION

(a)         None.

(b)         None.

ITEM 6.   EXHIBITS

*10.1	Employment Agreement by and among First Busey Corporation, Busey Bank and Curt Anderson, dated February 1, 2014.

*10.2	Employment Agreement by and among First Busey Corporation, Busey Bank and Amy Randolph, dated February 1, 2014.

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Susan K. Miller Deputy Chief Financial Officer and Chief Accounting Officer (Principal accounting officer)
Date: November 8, 2016