Form 10-K
period 2016-12-31
FIRST BUSEY CORP /NV/
filed 2017-02-28
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $746.4 million, determined using a per share closing price for the registrant’s common stock on that date of $21.39, as quoted on The Nasdaq Global Select Market.

As of February 28, 2017, there were 38,231,654 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of First Busey Corporation to be held May 24, 2017, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $5.4 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries.  First Busey has one wholly-owned bank subsidiary, Busey Bank (“Busey Bank” or the “Bank”), which has banking centers in Illinois, Missouri, Florida and Indiana.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

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

On April 30, 2016, First Busey acquired Pulaski Financial Corp., a Missouri corporation (“Pulaski”), and its wholly-owned bank subsidiary, Pulaski Bank, National Association (“Pulaski Bank”).  First Busey operated Pulaski Bank as a separate banking subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.  In 2015, First Busey acquired Herget Financial Corp. (“Herget Financial”), headquartered in Pekin, Illinois and its wholly owned bank subsidiary, Herget Bank, National Association (“Herget Bank”). The operating results of Pulaski and Herget Financial are included with the Company’s results of operations since each date of acquisition. See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to these acquisition.

On February 6, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Community Financial Partners, Inc., an Illinois corporation (“First Community”), pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation (the “Merger”).  It is anticipated that First Community Financial Bank, First Community’s wholly-owned bank subsidiary, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Merger Agreement including the approval of the appropriate regulatory authorities and the stockholders of First Community. As of December 31, 2016, First Community had total consolidated assets of $1.3 billion, total loans of $991.6 million and total deposits of $1.1 billion.  See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to this planned acquisition.

Subsidiaries of First Busey

First Busey conducts the business of banking and related services through the Bank, asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and Trevett Capital Partners (“Trevett”), and retail payment processing through FirsTech, Inc. (“FirsTech”).

The Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  The Bank has 28 banking centers in Illinois, 13 in Missouri, five in southwest Florida and one in Indianapolis, Indiana.  The Company also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest.

The Bank offers a full range of diversified financial products and services for consumers and businesses, including innovative online and mobile banking capabilities to conveniently serve our customers’ needs.  Services include commercial, agricultural and real estate loans, and retail banking services, including home equity lines of credit, residential real estate and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and IRA and other fiduciary services through our branch, ATM and technology-based networks.  In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

The Bank’s principal sources of income are interest and fees on loans and investments and service fees.  Its principal expenses are interest paid on deposits and general operating expenses.  The Bank’s primary markets are downstate Illinois, the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.

The Bank’s portfolio loans are comprised of commercial, commercial real estate, real estate construction, retail real estate, and retail other.  As of December 31, 2016, commercial loans comprised approximately 24.7%, commercial real estate comprised approximately 42.6%, real estate construction comprised approximately 4.7%, retail real estate comprised approximately 27.6% and retail other loans comprised approximately 0.4%.

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

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2016, Busey Trust Company had $5.4 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.

Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 3,000 agent locations in 36 states as of December 31, 2016.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

The Company’s operations are managed along three operating segments consisting of Banking, Remittance Processing and Wealth Management.  See “Note 23. Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

The Company has 28 banking centers serving Illinois.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.   Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students from all 50 states and over 100 countries.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar Inc., a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

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

The recent acquisition of Pulaski expands our presence into the St. Louis, Missouri metropolitan area, which is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 19 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy with its major employment sectors including health care, financial services, professional and business services, and retail.  The Company has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades. The county features a cross-section of industry, as well as extensive retail and some agriculture.  The Company’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into the other neighboring counties.

The Company has five banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and the housing market over the last several years.

The Company has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is the host to numerous conventions and sporting events annually.  In 2017, the Company plans to build out its presence in Indianapolis.

Competition

The Bank competes actively with national and state banks, savings and loan associations and credit unions for deposits and loans mainly in downstate Illinois (primarily Champaign, Ford, Livingston, Macon, McLean, Peoria, and Shelby counties), the St. Louis, Missouri metropolitan area (primarily St. Louis (City), St. Louis and St. Charles counties), southwest Florida (primarily Charlotte, Lee and Sarasota counties), and central Indiana (primarily Hamilton and Marion counties).  In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.  The Bank competes for real estate and other loans primarily on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

The Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet and mobile banking, and convenient banking centers with interbranch deposit and withdrawal privileges at each.

Based on information obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits dated June 30, 2016, First Busey ranked in the top ten in total deposits in eight Illinois counties: first in Champaign County; fourth in Ford County; seventh in Livingston County; second in Macon County; fifth in McLean County; ninth in Peoria County; second in Shelby County; and fourth in Tazewell County.  In addition, First Busey ranked tenth in St. Louis (City) County in Missouri.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that it effectively competes with other banks, thrifts and financial institutions in the relevant market areas.

Supervision, Regulation and Other Factors

General

Institutions insured by the FDIC, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, First Busey’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on First Busey’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to First Busey’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of First Busey’s business, the kinds and amounts of investments First Busey and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, First Busey’s ability to merge, consolidate and acquire, dealings First Busey’s and the Bank’s insiders and affiliates, and First Busey’s payment of dividends. In the last several years, First Busey and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused First Busey’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Busey and the Bank, beginning with a discussion of the continuing regulatory emphasis on First Busey’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects First Busey’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15.0 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords

The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250.0 billion or more, or consolidated foreign exposures of $10.0 billion or more) known as “advanced approaches” banks.

The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule

In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1.0 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets.  For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•                  A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•                  An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

•                  A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•                  A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements

The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•                  A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•                  A ratio of Tier 1 Capital to total risk-weighted assets of  8% or more (6% under Basel I);

•                  A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•                  A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) the Bank was not subject to a directive from the DFPR or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of First Busey

General

First Busey, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, First Busey is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). First Busey is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where First Busey might not otherwise do so. Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

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

In order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

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

The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

Incentive Compensation

There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that unbalanced incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis.  The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans.  On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1.0 billion. The Company has consolidated assets greater than $1.0 billion and less than $50.0 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.

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

Corporate Governance

The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General

The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).

Deposit Insurance

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.   The total base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10.0 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10.0 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments

In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments

All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2016, the Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Liquidity Requirements

Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario.  The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Bank continues to monitor regulatory developments with consideration for potential applicability to financial institutions below the current regulatory thresholds.

Dividend Payments

The primary source of funds for First Busey is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profit. Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.  Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice.  The Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016. However, as of December 31, 2016, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank. With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company. Using this approach, and with the approval of its regulators, Busey Bank most recently distributed $30.0 million to the Company on October 21, 2016. The Company expects to seek regulatory approval for additional capital distributions in future periods.  Pulaski Bank had positive retained earnings and was able to pay a dividend to First Busey prior to the bank merger.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority

Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves

Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Community Reinvestment Act Requirements

The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank’s loan portfolio as of December 31, 2016, it did not exceed the 100% guideline for construction and land development loans or 300% guideline for commercial real estate loans.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10.0 billion in assets. FDIC-insured institutions with $10.0 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. First Busey does not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for ongoing costs of compliance.

Busey Wealth Management

Busey Wealth Management is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, Busey Wealth Management is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because Busey Wealth Management is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of Busey Wealth Management as the Federal Reserve deems necessary. Busey Wealth Management is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of Busey Wealth Management. Like Busey Bank, Busey Wealth Management is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2016, was $0.1 million.

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 58, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of the Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. (“Main Street Trust”) until its merger with First Busey.

Curt A. Anderson.  Mr. Anderson, age 61, was appointed President and Chief Executive Officer of Busey Wealth Management in February 2016.  Prior to that appointment, he had served as Executive Vice President and Senior Managing Director at Busey Wealth Management since 2007.

Robin N. Elliott.  Mr. Elliott, age 40, was appointed Chief Operating Officer in February 2016.  He will continue to serve as Chief Financial Officer of First Busey, which was effective on January 1, 2014, as the Company conducts a search to fill the Chief Financial Officer role.  Mr. Elliott had previously served as Director of the Business Banking Group of the Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Barbara J. Harrington.  Mrs. Harrington, age 57, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of the Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Howard F. Mooney II.  Mr. Mooney, age 52, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust.

Robert F. Plecki, Jr.  Mr. Plecki, age 56, has served as Chief Credit Officer of First Busey since March 2010.  Mr. Plecki previously served as President & Chief Executive Officer of Busey Wealth Management from October 2013 until February 2016 and Chief Operating Officer of First Busey from October 2012 until February 2016.  Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 61, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph.  Mrs. Randolph, age 42, was appointed Executive Vice President and Chief Brand Officer in March 2014.  Prior to that appointment, she served as Senior Vice President of Growth Strategies since 2008.

Christopher M. Shroyer.  Mr. Shroyer, age 51, has served as President and Chief Executive Officer of the Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

Employees

As of December 31, 2016, First Busey and its subsidiaries had a total of 1,295 employees (full-time equivalents).

Securities and Exchange Commission Reporting and Other Information

First Busey’s website address is www.busey.com.  We make available on this website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after such reports are filed or furnished with the SEC, and in any event, on the same day as such filing with the SEC.  Reference to this website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

First Busey has adopted a code of ethics applicable to our employees, officers, and directors.  The text of this code of ethics may be found under “Investor Relations” on our website.

Non-GAAP Financial Information

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These measures include acquisition and other notable pre-tax items, operating earnings, tangible common equity, tangible common equity to tangible assets and efficiency ratios. Management uses these non-GAAP measures, together with the related GAAP measures, in analysis of the Company’s performance and in making business decisions. Management also uses these measures for peer comparisons.

Management believes that notable pre-tax items and operating earnings are useful in assessing our core operating performance and in understanding the primary drivers of our non-interest income and non-interest expense when comparing periods.  Management believes that operating earnings adjusted for acquisition related expenses are a useful measure because it excludes expenses that can significantly fluctuate from acquisition to acquisition. In addition, management believes that excluding these expenses provides investors and analysts a measure to better understand the Company’s primary operations when comparing the periods presented.

Management believes that tangible common equity, tangible common equity to tangible assets and efficiency ratios are standard financial measures used in the banking industry to evaluate performance.

The non-GAAP disclosures contained herein should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects can be found under Item 1A “Risk Factors” in this Annual Report on Form 10-K and elsewhere in our periodic and current reports filed with the SEC. These factors include, but are not limited to, the following:

•    the strength of the local, national and international economy;

•   changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the Basel III Rule);

•   changes in interest rates and prepayment rates of First Busey’s assets;

•   increased competition in the financial services sector and the inability to attract new customers;

•   changes in technology and the ability to develop and maintain secure and reliable electronic systems;

•   the loss of key executives or employees;

•   changes in consumer spending;

•   unexpected results of acquisitions (including the acquisition of Pulaski and planned acquisition of First Community), which may include failure to realize the anticipated benefits of the acquisition, possibility that the transaction costs may be greater than anticipated and possible termination of the Merger Agreement with First Community causing the acquisition to not be completed;

•   unexpected outcomes of existing or new litigation involving First Busey;

•   the economic impact of any future terrorist threats or attacks;

•   the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards;

•   changes in accounting policies and practices; and

•   other factors and risks described under “Risk Factors” herein.

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

The Company’s general financial performance is highly dependent upon the business environment in the markets where it operates and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

While economic conditions have improved considerably since the 2008-2009 recession, there can be no assurance that this improvement will continue. Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Company’s loans, our financial condition and results of operations.

The Company’s financial performance is also affected by the condition of the markets in which it conducts business. The Company currently conducts its banking operations primarily in downstate Illinois, the St. Louis, Missouri metropolitan area, and southwest Florida. The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is among the most troubled of any state in the United States with credit downgrade concerns, pension under-funding, a current budget impasse, budget deficits and political standoffs.  In addition, the Company operates in markets with significant university and healthcare presence, which rely heavily on state and federal funding and contracts.  Payment delays by the State of Illinois to its vendors and government-sponsored entities as well as potential federal changes to healthcare laws could affect the Company’s primary market areas, which could in turn adversely affect its financial condition and results of operations.  Downturns in markets where banking operations occur could result in a decrease in demand for the Company’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.  The Company originates mortgage loans at a national level through a network of referral sources, so downturns in certain housing markets could also have an adverse effect on the Company’s mortgage operation.

Market volatility and changes in interest rates could have an adverse effect on the Company.

In certain recent periods, the capital and credit markets experienced heightened volatility and disruption.  In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. Conversely, significant increases in the stock markets, as experienced at the end of 2016, can also have destabilizing effects.  If the capital and credit markets experience these heightened levels of disruption and volatility again, both the Company and its customers’ ability to maintain or access capital could be adversely affected which could have an impact on the Company’s business, financial condition and results of operations.

Changes in interest rates could affect the level of assets and liabilities held on the Company’s balance sheet and the revenue that the Company earns from net interest income, as earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets such as loans and investment securities and interest expense incurred on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. In addition, a rise in interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which have historically contributed to a significant portion of the Company’s mortgage revenue. Furthermore, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operation. Interest rates paid on deposit products declined significantly in recent years and while interest rates increased slightly during 2015 and 2016, future increases, if they occur, could create uncertainty in financial markets.  Such uncertainty or market fluctuations could negatively affect customer’s financial stability and ultimately, their ability to repay loan commitments.

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

Regulatory and Legal Risks

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party.  Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB.  The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style.  New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.  Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

Recent legislative and regulatory reforms applicable to the financial services industry, as well as heightened focus on particular regulations, may have a significant impact on the Company’s business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing the Company continue to evolve and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-2009 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold.  The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional expense, including increased compliance costs.

These rule and regulatory changes may also require the Company to invest significant management attention and resources so as to make necessary changes to operations in order to comply.  Legislative and regulatory changes may limit our ability to promote our objectives through compensation and incentive programs and could materially and adversely affect our business, financial condition and results of operations. The Company’s management has reviewed the provisions of the Dodd-Frank Act, the Basel III Rule, and other regulatory mandated changes, many of which have become effective or are to be phased-in over the next several years, and assessed the probable impact on operations. However, the long-term cumulative effect of these changes on the financial services industry, in general, and the Company in particular, is uncertain at this time.

In addition to the expense and uncertainty related to increased regulation, the financial services industry in recent years has faced more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with Bank Secrecy Act, anti-money laundering laws, and the Patriot Act, which focuses on money laundering in the form of terrorist financing.  Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations.  These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices.  If the Company were the subject of an enforcement action, it could have an adverse impact on the Company.

The Company may be required to repurchase mortgage loans as a result of breaches in contractual representations and warranties.

When the Company sells mortgage loans that it has originated to various parties, it is required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. The Company may be required to repurchase mortgage loans in the event of a breach of a contractual representation or warranty that is not remedied within a certain period. Contracts for residential mortgage loan sales include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. If economic conditions and the housing market deteriorate, the Company could have increased repurchase obligations and increased losses on repurchases, requiring material increases to its repurchase reserve.

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

The Company may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. A significant portion of the Company’s loan portfolio is made up of mortgage, commercial and industrial loans, and secured by real estate. Thus, deterioration in economic conditions or real estate values could result in higher credit costs and losses to the Company.

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

A significant portion of the Company’s loans are collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses which would adversely affect profitability. Mortgage loans in the Company’ portfolio with high loan-to-value ratios are more sensitive to declining property values and may experience a higher incident of default and severity of losses. Adverse changes in the economy affecting real estate values and liquidity generally, and in markets in which the Company has banking operations, could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

Credit risk associated with concentration of securities in the Company’s investment portfolio may increase the potential for loss.

The Company’s investment portfolio consists, in part, of securities issued by government or government sponsored agencies and non-government entities. A downturn in the financial condition of the issuers, the performance of the underlying collateral, or the financial condition of the individual mortgagors with the respect of the underlying securities could create results such as rating agency downgrades of the securities and default by issuers or individual mortgagors. Any of the foregoing factors could cause an OTTI in future periods and result in realized losses, which could adversely affect the Company’s financial condition and results of operations.

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

The Company’s exposure to home equity lines of credit may increase the potential for loss.

The Company’s mortgage loan portfolio consists, in part, of home equity lines of credit. A large portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which the Company typically does not service if the loan is sold. By not servicing the first mortgage loans, the Company is unable to track the delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 10 years.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

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

The Company’s ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by the Company or by other institutions.  The Company could experience increases in deposits and assets as a result of the difficulties or failures of other banks and government-sponsored financial institutions, which would increase the funding needed to support its growth.

In addition, a prolonged period of illiquidity in the secondary mortgage market, and an increase in interest rates, could reduce the demand for residential mortgage loans and increase investor yield requirements for those loans. As a result, the Company may be at higher risk of retaining a larger portion of mortgage loans than in other environments until they are sold to investors. The Company’s ability to retain fixed-rate residential mortgage loans is limited and could result in a reduction of loan production volumes, which could have a material adverse effect on our financial condition and results of operations.

Competitive and Strategic Risks

The Company faces strong competition from financial service companies and other companies that offer banking and wealth management services, which could harm its business.

The Company currently conducts its banking operations primarily in downstate Illinois, St. Louis, Missouri metropolitan area, and southwest Florida. Mortgage loan services offered through Busey Home Mortgage are primarily in the St. Louis, Kansas City, Omaha-Council Bluffs metropolitan areas and across the Midwest; although this service originates mortgages nationally. In addition, the Company currently offers fiduciary and wealth management services through Trevett and Busey Wealth Management, which account for an important portion of its noninterest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks, or financial technology companies, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations and financial condition.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could negatively affect us.

To help us fulfill our strategic objectives and enhance our earnings, part of our strategy is to supplement organic growth by acquiring other financial institutions in our market areas and in nearby markets.  As our capital position and asset quality allow, we may again supplement organic growth through acquisitions, as planned with First Community in 2017 and as we did with the 2015 acquisition of Herget Financial and the 2016 acquisition of Pulaski.  There are risks associated with an acquisition strategy, including the following:

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

•      The time period in which anticipated benefits of a merger are fully realized may take longer than anticipated, or we may be unsuccessful in realizing the anticipated benefits from mergers and future acquisitions.

Accounting and Tax Risks

Financial statements are created, in part, by assumptions and methods used by management, which, if incorrect, could cause unexpected losses in the future.

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

One such assumption and estimate is the valuation analysis of its goodwill. Although the Company’s analysis does not indicate impairments exist; it could be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge, on the current goodwill balance or future goodwill arising out of acquisitions that the Company is required to take could have a material adverse effect on the results of operations by reducing net income or increasing net losses.

The Company is subject to changes in accounting principles, policies or guidelines.

Periodically, agencies such as the FASB or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict and could materially impact it reports its financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

In 2016, the FASB published new Current Expected Credit Loss impairment standards (“CECL”) which requires “life of loan” estimates of losses to be recorded for unimpaired loans at origination or purchase.  This is a change from the 40-year standard in which loan losses are handled under “incurring loss” accounting, meaning something has happened that has caused impairment to a loan.  The “expected loss” methodology requires that financial institutions consider events that have happened in the past and may be expected to occur in the future based on prior life-of-loan or life-of-portfolio historical loss rates. This change has the potential to pose compliance and operational challenges for financial institutions as the life-of-loan loss concept presents complexities that can decrease capital and add volatility to allowance for loan losses estimates.  In addition, the new standard may require changes to the Company’s policies, procedures and technology systems to properly account for and comply with the new methodology.  CECL is not set to take effect until 2020.

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

In addition, changes in ownership could further limit the Company’s realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitation of Section 382 of the Internal Revenue Code. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carry-forwards and certain built-in losses recognized in years after the ownership change. The Company issued a significant amount of common stock in connection with the acquisition of Pulaski in 2016 and anticipates issuing common stock in connection with the acquisition of First Community in 2017.  While this will not affect an ownership change under Section 382, it may make it more likely that an ownership change under Section 382 will occur in the future.  If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving its common stock, its ability to use any of our net operating loss carry-forwards, tax credit carry-forwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on its use against future taxable income. The limitation may affect the amount of the Company’s deferred income tax asset and, depending on the limitation, a portion of its built-in losses, any net operating loss carry-forwards or tax credit carry-forwards could expire before it would be able to use them. This could adversely affect the Company’s financial position, results of operations and cash flow.

Operational Risks

The Company relies on the integrity of its operating systems and employees, and those of third-parties and certain failures of such systems or error by such employees or customers could materially and adversely affect the Company’s operations.

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

Although the Company devotes significant resources to maintain and regularly upgrade systems and processes designed to protect the security of its computer systems, software, networks and other technology assets, these measures do not provide absolute security. In fact, several financial services institutions, government agencies, retailers and other companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Some companies in the United States have experienced well-publicized attacks from technically sophisticated and well-resourced third-parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks may not have breached data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. Furthermore, even if not directed at the Company, attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of the Company’s businesses.

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

Penetration or circumvention of the Company’s security systems could result in serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or systems of the Company and those of its customers and counterparties.  Such events could result in violations of applicable privacy and other laws, financial loss to the Company or its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure and harm to the Company’s reputation, all of which would adversely affect the Company.

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

If securities or industry analysts do not publish or cease publishing research reports about us, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, the price of our stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If there is limited or no securities or industry analyst coverage of us, the market price for our stock would be negatively impacted. Moreover, if any of the analysts who elect to cover us downgrade our common stock, provide more favorable relative recommendations about our competitors or if our operating results or prospects do not meet their expectations, the market price of our common stock may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

First Busey’s headquarters are located at 100 West University Avenue, Champaign, Illinois. The Busey Bank and Busey Wealth Management headquarters are also located at 100 West University Avenue, Champaign, Illinois.  FirsTech’s headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. The Company also owns or leases other facilities, such as branches of Busey Bank, for business operations.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sales price for First Busey common stock as reported on The Nasdaq Global Select Market.  Prices have been adjusted to reflect the Reverse Stock Split on September 8, 2015.

	2016		2015
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$21.02	$17.68	$20.58	$17.91
Second Quarter	$22.91	$19.00	$20.52	$18.18
Third Quarter	$24.02	$20.94	$20.83	$17.77
Fourth Quarter	$31.01	$21.80	$22.59	$18.65

During 2016 and 2015, First Busey declared cash dividends per share of common stock as follows:

	2016	2015
January	$0.17	$0.15
April	$0.17	$0.15
July	$0.17	$0.15
October	$0.17	$0.17

The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries.

As of February 28, 2017, First Busey Corporation had 38,231,654 shares of common stock outstanding held by 1,710 holders of record.  Additionally, there were an estimated 7,032 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended December 31, 2016.  At December 31, 2016, the Company had 333,334 shares that may yet be purchased under the plan.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite and the SNL Midwest Bank Index for the five years ended December 31, 2016.

First Busey Corporation
Stock Price Performance

Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Busey Corporation	$100.00	$97.69	$124.96	$144.95	$158.08	$243.49
NASDAQ Composite	100.00	117.74	165.04	189.51	202.99	221.19
SNL Midwest Bank Index	100.00	120.36	164.78	179.14	181.86	242.99

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data, adjusted to reflect the Reverse Stock Split, as of year-end and for each of the five years in the period ended December 31, 2016, have been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$759,811	$834,838	$759,065	$841,310	$1,001,497
Securities held to maturity	47,820	49,832	2,373	834	—
Loans held for sale	256,319	9,351	10,400	13,840	40,003
Gross portfolio loans	3,878,900	2,627,739	2,405,290	2,281,460	2,033,107
Allowance for loan losses	47,795	47,487	47,453	47,567	48,012
Total assets	5,425,170	3,998,976	3,665,607	3,539,575	3,618,056
Tangible assets(1)	5,303,894	3,966,034	3,638,234	3,509,318	3,584,667
Total deposits	4,374,298	3,289,106	2,900,848	2,869,138	2,980,292
Short-term debt(2)	264,157	172,972	198,893	172,348	139,024
Long-term debt	80,000	80,000	50,000	—	7,000
Junior subordinated debt owed to unconsolidated trusts	70,868	55,000	55,000	55,000	55,000
Stockholders’ equity	594,314	373,186	433,639	415,364	408,797
Common stockholders’ equity	594,314	373,186	360,975	342,700	336,133
Tangible common stockholders’ equity(3)	480,415	343,211	336,271	316,351	307,976
Results of Operations
Interest income	$164,889	$118,022	$108,075	$108,696	$116,916
Interest expense	10,229	6,207	6,499	8,631	14,770
Net interest income	154,660	111,815	101,576	100,065	102,146
Provision for loan losses	5,550	1,600	2,000	7,500	16,500
Net income available for common stockholders	49,694	38,306	32,047	25,093	18,724
Per Share Data
Diluted earnings	$1.40	$1.32	$1.10	$0.86	$0.65
Cash dividends	0.68	0.62	0.57	0.36	0.72
Book value(4)	15.54	13.01	12.47	11.84	11.63
Tangible book value(5)	12.37	11.86	11.52	10.80	10.48
Closing stock price	30.78	20.63	19.53	17.40	13.95
Other Information
Return on average assets	1.00%	0.98%	0.91%	0.71%	0.53%
Return on average common equity	9.59%	10.41%	9.11%	7.39%	5.49%
Net interest margin(6)	3.42%	3.10%	3.15%	3.15%	3.24%
Equity to assets ratio(7)	10.42%	9.39%	9.94%	9.61%	9.74%
Dividend payout ratio(8)	48.57%	46.97%	51.82%	41.86%	110.77%

(1)Total assets less goodwill and intangible assets, non-GAAP.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2016 and 2015 and results of operations for the years ended December 31, 2016, 2015, and 2014 of First Busey and its subsidiaries.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

Critical Accounting Estimates

First Busey has established various accounting policies that govern the application of GAAP in the preparation of its Consolidated Financial Statements.  First Busey’s significant accounting policies are described in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex.  These estimates involve judgments, assumptions and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood.  Further, changes in accounting standards could impact the Company’s critical accounting estimates.  The following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $47.8 million of securities classified as held to maturity at December 31, 2016.  First Busey had no securities classified as trading at December 31, 2016.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of December 31, 2016, First Busey had $759.8 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Analysis is conducted under the standard of fair value which is defined in FASB Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurement as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than the remainder of assets acquired or liabilities assumed. At the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each future reporting date. Subsequent decreases in the expected cash flows will generally result in a provision for loan losses. Subsequent increases in the expected cash flows will generally be offset against the allowance for loan losses to the extent an allowance has been established or recognized as interest income prospectively.

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

Executive Summary

Operating Results

	Years Ended December 31,
	2016	2015
	(dollars in thousands)
Net income by operating segment:
Banking	$48,691	$36,026
Remittance Processing	1,758	1,709
Wealth Management	4,388	4,721
Other	(5,143)	(3,450)
Total net income	$49,694	$39,006

Operating Performance

The Company continued its steady earnings expansion with net income and net income available to common stockholders of $49.7 million, or $1.40 per diluted common share for the year ended December 31, 2016, compared to net income of $39.0 million and net income available to common stockholders of $38.3 million, or $1.32 per diluted common share, for the year ended December 31, 2015.

The 2016 results benefitted from the acquisition of Pulaski since the closing of the transaction on April 30, 2016, resetting the baseline for financial performance in current and future periods in a multitude of positive ways.  We expect to continue to realize significant accretion to core earnings as a result of this transaction.  The addition of Pulaski rapidly accelerated growth in nearly every financial measure.  The acquisition of Pulaski allowed the Company to significantly expand its geographic presence through a premier St. Louis banking franchise with an almost 100-year history and a strong regional residential lending presence.  Further, this acquisition created a Midwest community bank with greater scale and improved operating efficiency, along with geographic and balance sheet diversification.

The Company incurred $10.0 million in pre-tax expenses related to the Pulaski acquisition during 2016.  The level of such expenses is expected to decrease in future periods.  In addition, the Company incurred $2.8 million of notable pre-tax costs during 2016, from wealth management division restructuring, branch fixed asset impairments and losses on private equity investments, which were partially offset by favorable pre-tax amounts of $1.5 million relating to a gain on sale of other real estate owned and a security gain from a strategic bond trade.  Excluding these items, the Company’s operating earnings(1) for 2016 would have been $56.5 million or $1.60 per diluted common share.

Portfolio loans increased to $3.88 billion at December 31, 2016 compared to $2.63 billion at December 31, 2015.  The growth during the year was primarily due to the Pulaski acquisition.  Commercial loans at December 31, 2016 grew to $2.80 billion from $1.96 billion for the same period of 2015, a notable increase of 42.5%.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 45.8% of the Company’s non-interest income for the year ended December 31, 2016, providing a balance to revenue from traditional banking activities.  As Pulaski had no legacy fee income in these businesses, the addition of these service offerings in Pulaski’s markets is expected to provide attractive growth opportunities in future periods.

2017 Merger

On February 6, 2017, the Company entered into the Merger Agreement with First Community, pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that First Community Financial Bank, First Community’s wholly-owned bank subsidiary, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Merger Agreement including the approval of the appropriate regulatory authorities and the stockholders of First Community. The acquisition provides the Company entrance into the demographically and economically attractive southwest suburban markets of the greater Chicagoland area.  These markets are home to more than 1.67 million people; 593,000 households and nearly 70,000 businesses.  Both companies value an engaged and empowered workforce, and are committed to building a premier, service-oriented, community brand experience.  As of December 31, 2016, First Community had total consolidated assets of $1.3 billion, total loans of $991.6 million and total deposits of $1.1 billion.

(1)Operating earnings, a non-GAAP financial measure

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality remains strong.  The asset metrics reflect the post combination results with Pulaski since the date of acquisition.  As of December 31, 2016, the Company reported non-performing loans of $21.6 million compared to $12.8 million as of December 31, 2015.  Non-performing loans were 0.56% of total portfolio loans as of December 31, 2016 compared to 0.49% as of December 31, 2015.  With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period.  The key metrics are as follows:

	As of and for the Years Ended
	December 31,	December 31,
	2016	2015
	(dollars in thousands)
Portfolio loans	$3,878,900	$2,627,739
Allowance for loan losses	47,795	47,487
Non-performing loans
Non-accrual loans	21,423	12,748
Loans 90+ days past due	131	15
Loans 30-89 days past due	4,090	3,282
Other non-performing assets	2,518	783
Allowance as a percentage of non-performing loans	221.75%	372.07%
Allowance for loan losses to portfolio loans	1.23%	1.81%

Results of Operation — Three Years Ended December 31, 2016

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$232,460	$1,090	0.47%	$237,819	$622	0.26%	$160,948	$411	0.26%
Federal funds sold	1,344	3	0.22%	—	—	—%	—	—	—%
Investment securities:
U.S. Government obligations	185,855	2,143	1.15%	220,848	2,580	1.17%	274,062	3,491	1.27%
Obligations of states and political Subdivisions(1)	212,559	6,102	2.87%	238,129	6,574	2.76%	245,218	6,495	2.65%
Other securities	439,470	9,397	2.14%	447,333	9,625	2.15%	308,925	7,036	2.28%
Loans held for sale	164,728	5,997	3.64%	14,131	703	4.97%	10,917	541	4.96%
Portfolio loans(1), (2), (3)	3,394,352	143,650	4.23%	2,518,328	100,100	3.97%	2,290,441	92,118	4.02%
Total interest-earning assets(1)	$4,630,768	$168,382	3.64%	$3,676,588	$120,204	3.27%	$3,290,511	$110,092	3.35%

Cash and due from banks	70,785			86,942			87,884
Premises and equipment, net	74,919			64,891			65,049
Allowance for loan losses	(47,294)			(47,756)			(48,091)
Other assets	244,735			140,838			143,211
Total assets	$4,973,913			$3,921,503			$3,538,564

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$2,316,413	$3,043	0.13%	$1,950,411	$2,169	0.11%	$1,741,887	$1,790	0.10%
Time deposits	721,124	4,022	0.56%	500,296	2,587	0.52%	537,415	3,333	0.62%
Short-term borrowings:
Federal funds purchased	170	2	1.18%	—	—	—%	281	1	0.36%
Repurchase agreements	181,474	391	0.22%	179,662	182	0.10%	148,452	185	0.12%
Other	99,294	641	0.65%	14	6	42.86%	68	—	—%
Long-term debt	80,000	220	0.28%	52,145	46	0.09%	9,271	7	0.08%
Junior subordinated debt issued to unconsolidated trusts	65,540	1,910	2.91%	55,000	1,217	2.21%	55,000	1,183	2.15%
Total interest-bearing liabilities	$3,464,015	$10,229	0.30%	$2,737,528	$6,207	0.23%	$2,492,374	$6,499	0.26%

Net interest spread(1)			3.34%			3.04%			3.09%

Noninterest-bearing deposits	949,271			717,854			596,058
Other liabilities	42,375			28,168			25,655
Stockholders’ equity	518,252			437,953			424,477
Total liabilities and stockholders’ equity	$4,973,913			$3,921,503			$3,538,564

Interest income/earning assets(1)	$4,630,768	$168,382	3.64%	$3,676,588	$120,204	3.27%	$3,290,511	$110,092	3.35%
Interest expense/earning assets	$4,630,768	$10,229	0.22%	$3,676,588	$6,207	0.17%	$3,290,511	$6,499	0.20%
Net interest margin(1)		$158,153	3.42%		$113,997	3.10%		$103,593	3.15%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Includes loan fee income of $3.0 million, $2.2 million and $3.0 million for 2016, 2015 and 2014, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2016, 2015 and 2014
	Year 2016 vs. 2015 Change due to(1)			Year 2015 vs. 2014 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(14)	$482	$468	$201	$10	$211
Federal funds sold	2	1	3	—	—	—
Investment securities:
U.S. Government obligations	(404)	(33)	(437)	(638)	(273)	(911)
Obligations of state and political subdivisions(2)	(727)	255	(472)	(191)	270	79
Other securities	(168)	(60)	(228)	2,997	(408)	2,589
Loans held for sale	5,532	(238)	5,294	160	2	162
Portfolio loans(2)	36,720	6,830	43,550	9,069	(1,087)	7,982
Change in interest income(2)	$40,941	$7,237	$48,178	$11,598	$(1,486)	$10,112

Increase (decrease) in interest expense:
Interest-bearing transaction, savings and money market deposits	$439	$435	$874	$212	$167	$379
Time deposits	1,218	217	1,435	(219)	(527)	(746)
Short-term borrowings:
Federal funds purchased	1	1	2	(1)	—	(1)
Repurchase agreements	2	207	209	35	(38)	(3)
Other	647	(12)	635	—	6	6
Long-term debt	35	139	174	38	1	39
Junior subordinated debt owed to unconsolidated trusts	261	432	693	—	34	34
Change in interest expense	$2,603	$1,419	$4,022	$65	$(357)	$(292)
Increase (decrease) in net interest income(2)	$38,338	$5,818	$44,156	$11,533	$(1,129)	$10,404

Percentage increase in net interest income over prior period			38.7%			10.0%

(1)Changes due to both rate and volume have been allocated proportionally.

(2)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Total average interest-earning assets increased $954.2 million, or 26.0%, to $4.63 billion in 2016, as compared to $3.68 billion in 2015. Total average interest-earning assets increased $386.1 million, or 11.7%, to $3.68 billion in 2015, as compared to $3.29 billion in 2014.  Average loans increased in 2016 due to the acquisition of Pulaski.  2015 was impacted by our continued emphasis on organic commercial loan growth, supplemented by the Herget Financial acquisition. Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities and our loan growth contributed to a positive effect on net interest margin.

Total average interest-bearing liability balances increased $726.5 million, or 26.5%, to $3.46 billion in 2016, as compared to $2.74 billion in 2015.  Total average interest-bearing liability balances increased $245.2 million, or 9.8%, to $2.74 billion in 2015, as compared to $2.49 billion in 2014.  Average noninterest-bearing deposits increased $231.4 million, or 32.2%, to $949.3 million in 2016, as compared to $717.9 million in 2015.  Average noninterest-bearing deposits increased $121.8 million, or 20.4%, to $717.9 million in 2015, as compared to $596.1 million in 2014.  Average non-interest bearing deposits represented 23.8% of total average deposits in 2016.  The Company remains strongly core deposit funded with total average deposits in 2016 representing 89.5% of total average liabilities, with solid liquidity and significant market share in the communities we serve.

Interest income, on a tax-equivalent basis, increased $48.2 million, or 40.1%, to $168.4 million in 2016, from $120.2 million in 2015. The interest income increase related primarily to the increase in loan volumes, as discussed above.  Interest income, on a tax-equivalent basis, increased $10.1 million, or 9.2%, to $120.2 million in 2015, from $110.1 million in 2014. The interest income increase in 2015 related primarily to higher average balances earned on assets in a low interest rate environment.

Interest expense increased during 2016 by $4.0 million, or 64.8%, to $10.2 million from $6.2 million in 2015.  Interest expense decreased during 2015 by $0.3 million, or 4.5%, to $6.2 million from $6.5 million in 2014.  The increase in 2016 was primarily the result of the deposit products and borrowings acquired from Pulaski.  The decrease in interest expense during 2015 was the result of favorable changes in funding mix and decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remained low.

Net interest income, on a tax-equivalent basis, increased $44.2 million, or 38.7%, in 2016 as compared to 2015.  Net interest income, on a tax-equivalent basis, increased $10.4 million, or 10.0%, in 2015 as compared to 2014.  Pulaski related purchase accounting accretion and amortization was $7.1 million in 2016, which included an improvement in the fourth quarter of 2016 driven by greater accelerated cash flows.  The Federal Open Market Committee announced on December 14, 2016 that the federal funds rate increased from 0.50% to 0.75%.  The Company expects this increase in interest rates to be modestly favorable to net interest income in the next year.  However, a rise in interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a significant portion of the Company’s mortgage revenue.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.42%, which included a tax-equivalent adjustment of $3.5 million, in 2016 compared to 3.10%, with a tax-equivalent adjustment of $2.2 million, in 2015 and 3.15%, with a tax-equivalent adjustment of $2.0 million, in 2014.  The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.34% in 2016 compared to 3.04% in 2015 and 3.09% in 2014.

The net interest margin discussion above is based upon annual results and average balances, which does not fully explain the trends of the net interest margin during the year.  The quarterly net interest margins were as follows:

	2016	2015	2014
First Quarter	3.10%	3.03%	3.13%
Second Quarter	3.32%	3.05%	3.13%
Third Quarter	3.51%	3.10%	3.19%
Fourth Quarter	3.63%	3.23%	3.13%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

Non-interest Income

(dollars in thousands)

	As of December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Trust fees	$20,302	$20,363	$(61)	(0.3)%	$20,363	$19,559	$804	4.1%
Commissions and brokers’ fees, net	2,839	3,096	(257)	(8.3)%	3,096	2,716	380	14.0%
Remittance processing	11,255	11,120	135	1.2%	11,120	9,421	1,699	18.0%
Service charges on deposit accounts	15,789	12,600	3,189	25.3%	12,600	12,038	562	4.7%
Other service charges and fees	7,464	6,483	981	15.1%	6,483	6,238	245	3.9%
Mortgage revenue	11,952	7,165	4,787	66.8%	7,165	6,139	1,026	16.7%
Security gains, net	1,232	380	852	224.2%	380	776	(396)	(51.0)%
Other income	4,336	3,585	751	20.9%	3,585	2,054	1,531	74.5%
Total non-interest income	$75,169	$64,792	$10,377	16.0%	$64,792	$58,941	$5,851	9.9%

Total non-interest income of $75.2 million increased $10.4 million from $64.8 million in 2015.  Total non-interest income of $64.8 million increased $5.9 million from $58.9 million in 2014.  The 2016 results were inclusive of Pulaski since the transaction closed on April 30, 2016.

Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, decreased slightly to $23.1 million in 2016 compared to $23.5 million in 2015.  The 2016 decrease was primarily a result of market performance in the beginning of the year, as well as a reduction in retirement plan based revenue.  Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, of $23.5 million in 2015 rose $1.2 million from $22.3 million in 2014.  As Pulaski generated no legacy fee income from these businesses, the addition of these service offerings in its markets should provide attractive growth opportunities.  Furthermore, the Company believes the boutique services offered by Trevett within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources. In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

Remittance processing revenue relates to our payment processing company, FirsTech.  Remittance processing revenue of $11.3 million in 2016 increased 1.2% compared to $11.1 million in 2015.  Remittance processing revenue of $11.1 million in 2015 increased 18.0% compared to $9.4 million in 2014.  The increases were primarily due to growth in online and mobile service revenues, with some offset to growth based on customers lost through consolidation with other companies in the normal course of business.   Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $23.3 million in 2016 as compared to $19.1 million in 2015, largely due to the Pulaski acquisition.  Service charges on deposit accounts combined with other service charges and fees increased in 2015 as compared to $18.3 million in 2014.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Mortgage revenue of $12.0 million in 2016 increased $4.8 million compared to $7.2 million in 2015 principally from the additional mortgage activity contributed by the operations acquired from Pulaski.  Mortgage revenue of $7.2 million in 2015 increased $1.1 million compared to $6.1 million in 2014. The additional mortgage volume is also reflected in the increase in cash flows for mortgage loans originated of $1.82 billion for 2016 compared to $267.7 million in 2015 and $223.0 million in 2014.  The Company has historically held a leading position in its primary residential loan markets in Central Illinois, while the operations acquired from Pulaski have been ranked among the top residential mortgage loan producers in the St. Louis and Kansas City markets.  Beginning on January 1, 2016, the Company prospectively adopted an alternative conforming approach to the accounting for loan fees and costs for mortgage loans held for sale, which reclassifies origination costs, including related compensation expense from salaries, wages and employee benefits, to mortgage revenue.

Security gains, net, of $1.2 million in 2016 increased compared to $0.4 million in 2015.  Security gains, net, of $0.4 million in 2015 decreased compared to $0.8 million in 2014.  Security gains, net, vary based on the Company’s decisions around selling securities.  The 2016 increase primarily related to a first quarter 2016 strategic bond trade that repositioned the investment portfolio to maintain future net interest margin strength and simultaneously elevated the current economic value to stockholders through non-interest income. The Company sold $31.1 million of seasoned To-Be-Announced eligible residential mortgage-backed securities to take advantage of a price floor phenomenon, with related gains of $1.1 million on the sale.  The sales proceeds were reinvested within normal investment parameters at similar yields to the securities sold.

Other income of $4.3 million in 2016 increased as compared to $3.6 million in 2015 and increased in 2015 as compared to $2.1 million in 2014, across multiple revenue streams and fluctuations on private equity investments.

Non-interest Expense

	As of December 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Salaries, wages and employee benefits	$78,397	$63,516	$14,881	23.4%	$63,516	$61,341	$2,175	3.5%
Net occupancy expense of premises	11,633	8,704	2,929	33.7%	8,704	8,462	242	2.9%
Furniture and equipment expenses	6,591	4,958	1,633	32.9%	4,958	4,725	233	4.9%
Data processing	20,645	12,940	7,705	59.5%	12,940	10,879	2,061	18.9%
Amortization of intangible assets	4,438	3,192	1,246	39.0%	3,192	2,884	308	10.7%
Regulatory expense	2,859	2,357	502	21.3%	2,357	2,079	278	13.4%
Other expense	23,299	19,638	3,661	18.6%	19,638	17,839	1,799	10.1%
Total non-interest expense	$147,862	$115,305	$32,557	28.2%	$115,305	$108,209	$7,096	6.6%

Income taxes	$26,723	$20,696	$6,027	29.1%	$20,696	$17,534	$3,162	18.0%
Effective rate on income taxes	35.0%	34.7%			34.7%	34.9%

Efficiency ratio	61.8%	62.8%			62.8%	65.1%
Full-time equivalent employees as of period-end	1,295	795			795	801

Total non-interest expense of $147.9 million in 2016 increased by $32.6 million as compared to $115.3 million in 2015 and increased by $7.1 million in 2015 as compared to $108.2 million in 2014.  Pre-tax acquisition expenses of $10.0 million related to Pulaski impacted 2016 while pre-tax acquisition expenses of $1.0 million related to Herget Financial impacted 2015.  We continue to examine all areas of the Company and remain focused on expense discipline.  Following the planned Merger with First Community, acquisition expenses relating to the integration of First Community may have a negative impact on expenses in 2017.

Salaries, wages and employee benefits increased to $78.4 million in 2016 as compared to $63.5 million in 2015 and $61.3 million in 2014.  For 2016, the increase in salaries, wages and employee benefits was due to an increased number of employees resulting from the Pulaski acquisition and $2.6 million in restructuring costs.  The 2015 increase over 2014 was primarily due to first quarter restructuring expenses and an initial increase in the number of employees in connection with the Herget Financial acquisition.  By the end of 2016, full-time equivalent employees totaled 1,295, up from 795 at December 31, 2015.

Combined net occupancy expense of premises and furniture and equipment expenses of $18.2 million in 2016 increased as compared to $13.7 million in 2015 and increased in 2015 as compared to $13.2 million in 2014.  The acquisition of Pulaski added 13 full-service branches and several loan production offices.  We continue to evaluate our branch network and operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased 59.5% in 2016 to $20.6 million as compared to $12.9 million in 2015 and increased 18.9% in 2015 as compared to $10.9 million in 2014.  The 2016 increase was primarily due to additional data processing expense for the year related to Pulaski’s operations and $5.3 million of software conversion expenses related to the acquisition.  2015 expenses included $0.7 million of software conversion expenses related to the Herget Financial acquisition.

Amortization of intangible assets increased in 2016 to $4.4 million as compared to $3.2 million in 2015 as a result of the Pulaski acquisition.  Amortization of intangible assets increased in 2015 to $3.2 million as compared to $2.9 million in 2014 as a result of the Herget Financial acquisition.

Regulatory expense increased 21.3% in 2016 to $2.9 million as compared to $2.4 million in 2015 as a result of the Pulaski acquisition. Regulatory expense increased 13.4% in 2015 to $2.4 million as compared to $2.1 million in 2014.

Other expense of $23.3 million in 2016 increased $3.7 million as compared to $19.6 million in 2015 and increased $1.8 million in 2015 as compared to $17.8 million in 2014.  The 2016 increase was primarily the result of $1.9 million in Pulaski acquisition expenses and $0.8 million in fixed asset impairments.  The 2015 increase was the result of restructuring initiatives, which included $0.7 million in fixed asset impairments, $0.6 million of Herget Financial acquisition related expenses and $0.2 million in costs exploring other strategic growth opportunities.

The effective rate on income taxes, or income taxes divided by income before taxes, of 35.0%, 34.7% and 34.9% for the years ended December 31, 2016, 2015 and 2014, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2016 to 61.8% as compared to 62.8% in 2015 and 65.1% in 2014.  Acquisition expenses related to the integration of Pulaski and Herget Financial had an impact on the efficiency ratios for 2016 and 2015 and we expect that acquisition expenses related to the planned integration of First Community will have an impact on the efficiency ratio in 2017.  We will continue to examine appropriate avenues to improve efficiency, as a focus in future periods, with an emphasis on revenue growth.

Balance Sheet

Significant Balance Sheet Items

(dollars in thousands)

	December 31, 2016	December 31, 2015	$ Change	% Change
Assets
Securities available for sale	$759,811	$834,838	$(75,027)	(9.0)%
Securities held to maturity	47,820	49,832	(2,012)	(4.0)%
Loans held for sale	256,319	9,351	246,968	NM
Portfolio loans, net	3,831,105	2,580,252	1,250,853	48.5%

Total assets	$5,425,170	$3,998,976	$1,426,194	35.7%

Liabilities
Deposits:
Noninterest-bearing	$1,134,133	$881,685	$252,448	28.6%
Interest-bearing	3,240,165	2,407,421	832,744	34.6%
Total deposits	$4,374,298	$3,289,106	$1,085,192	33.0%

Securities sold under agreements to repurchase	$189,157	$172,972	$16,185	9.4%
Short-term borrowings	75,000	—	75,000	100%
Long-term debt	80,000	80,000	—	—%

Total liabilities	$4,830,856	$3,625,790	$1,205,066	33.2%

Stockholders’ equity	$594,314	$373,186	$221,128	59.3%

NM= not meaningful

The Company’s balance sheet was significantly impacted by the Pulaski acquisition.  At the date of the acquisition, the fair value of Pulaski’s total assets was $1.6 billion, including $1.4 billion in loans and loans held for sale, and $1.2 billion in deposits.  Our priorities continue to focus around balance sheet strength, profitability and growth.  The Company remains strongly core deposit funded, with solid liquidity and significant market share in the communities it serves.  With an active growth plan, our strong capital position, an attractive core funding base and a sound credit foundation, we feel confident that we are well positioned for the future.

Investment Securities

The Company has classified the majority of its investment securities as available for sale.  Securities available for sale are carried at fair value.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  As of December 31, 2016, the fair value of securities available for sale was $759.8 million and the amortized cost was $759.7 million.  There were $4.1 million of gross unrealized gains and $4.0 million of gross unrealized losses for a net unrealized gain of $0.1 million.  The unrealized gain, net of tax, has been included in stockholders’ equity.  As of December 31, 2016, the amortized cost of securities held to maturity was $47.8 million and the fair value was $47.7 million.

The composition of securities available for sale was as follows:

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
U.S. Treasury securities	$74,944	$65,191	$50,606	$102,640	$104,656
Obligations of U.S. government corporations and agencies	79,127	132,605	167,010	257,411	370,194
Obligations of states and political subdivisions	154,938	178,612	220,161	272,152	280,288
Residential mortgage-backed securities	302,249	307,549	235,636	177,735	217,715
Corporate debt securities	143,343	148,805	79,307	25,506	24,714
Mutual funds and other equity securities	5,210	2,076	6,345	5,866	3,930
Fair value of securities available for sale	$759,811	$834,838	$759,065	$841,310	$1,001,497
Amortized cost	$759,751	$830,935	$749,364	$833,735	$978,477
Fair value as a percentage of amortized cost	100.01%	100.47%	101.29%	100.91%	102.35%

The Company had $47.8 million, $49.8 million and $2.4 million of securities classified as held to maturity at December 31, 2016, 2015 and 2014, respectively.  There were no held to maturity securities in the prior years.  Held to maturity securities are primarily obligations of states and political subdivisions.  The increase in securities classified as held to maturity in 2015 primarily related to the Herget Financial acquisition.

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $547.2 million, or 67.8% of total securities, and $627.4 million, or 70.9% of total securities, at December 31, 2016 and 2015, respectively.

The maturities, fair values and weighted average yields of securities available for sale and held to maturity as of December 31, 2016 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Available for sale(1) (2)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)
	(dollars in thousands)
U.S. Treasury securities	$48,257	1.12%	$26,613	1.56%	$74	2.00%	$—	—%
Obligations of U.S. government corporations and agencies	30,705	0.83%	48,422	1.36%	—	—%	—	—%
Obligations of states and political subdivisions(4)	39,837	2.04%	84,450	2.62%	29,155	4.59%	1,496	3.61%
Residential mortgage-backed securities	3	14.87%	6,098	3.44%	36,037	2.77%	260,111	2.22%
Corporate debt securities	810	3.56%	140,043	2.35%	2,490	2.47%	—	—%
Total	$119,612	1.37%	$305,626	2.22%	$67,756	3.54%	$261,607	2.23%

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Held to maturity(1)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)
	(dollars in thousands)
Obligations of states and political subdivisions(4)	$1,705	2.04%	$19,721	2.58%	$19,736	3.16%	$3,133	3.58%
Commercial mortgage-backed securities	—	—%	—	—%	3,388	2.56%	—	—%
Total	$1,705	2.04%	$19,721	2.58%	$23,124	3.07%	$3,133	3.58%

(1) Securities are presented based upon final contractual maturity or pre-refunded date.

(2) Excludes mutual funds and other equity securities.

(3) Securities with floating rates are assumed to remain constant at their rates as of December 31, 2016.

(4) Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 35%.

We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  As of December 31, 2016, the Company did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of the Company’s total stockholders’ equity.

Loans Held for Sale

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in its market areas and through mortgage loan application leads purchased from internet-based sources.  Loans held for sale totaled $256.3 million at December 31, 2016 compared to $9.4 million at December 31, 2015.  The amount of loans held for sale significantly increased from December 31, 2015, as the acquisition of Pulaski significantly expanded the Company’s mortgage operations.  The Company has historically held a leading position in its primary residential loan markets in Central Illinois, while the operations acquired from Pulaski have been ranked among the top residential mortgage loan producers in the St. Louis and Kansas City markets.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

The composition of our portfolio loans as of the dates indicated was as follows:

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Commercial	$959,888	$656,576	$601,760	$580,612	$433,688
Commercial real estate	1,654,164	1,208,429	1,104,151	1,092,273	981,132
Real estate construction	182,078	96,568	107,054	78,855	86,101
Retail real estate	1,069,060	651,191	582,073	520,653	519,833
Retail other	13,710	14,975	10,252	9,067	12,353
Portfolio loans	$3,878,900	$2,627,739	$2,405,290	$2,281,460	$2,033,107

Geographic distributions of portfolio loans by category were as follows:

	December 31, 2016
	Illinois	Missouri	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$565,853	$346,204	$19,207	$28,624	$959,888
Commercial real estate	878,018	470,126	150,940	155,080	1,654,164
Real estate construction	53,142	71,430	12,789	44,717	182,078
Retail real estate	479,026	468,212	105,620	16,202	1,069,060
Retail other	12,250	565	895	—	13,710
Portfolio loans	$1,988,289	$1,356,537	$289,451	$244,623	$3,878,900

Less allowance for loan losses					47,795
Net portfolio loans					$3,831,105

	December 31, 2015
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$606,542	$16,141	$33,893	$656,576
Commercial real estate	907,628	166,885	133,916	1,208,429
Real estate construction	47,466	15,032	34,070	96,568
Retail real estate	523,540	108,088	19,563	651,191
Retail other	14,125	850	—	14,975
Portfolio loans	$2,099,301	$306,996	$221,442	$2,627,739

Less allowance for loan losses				47,487
Net portfolio loans				$2,580,252

Portfolio loans, before allowance for loan losses, increased 47.6% to $3.88 billion as of December 31, 2016 from $2.63 billion at December 31, 2015.  The growth was primarily due to the Pulaski acquisition.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $834.6 million from December 31, 2015.  Retail real estate and retail other loans increased $416.6 million from December 31, 2015.

Commitments to extend credit and standby letters of credit totaled approximately $895.2 million and $633.9 million as of December 31, 2016 and 2015, respectively.

Relationship banking, rather than transactional banking, remains a focus for the Company in 2017.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows from operations of the property or the borrower or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding loan accretion and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2016:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$534,236	$332,582	$95,183	$962,001
Commercial real estate	367,444	1,053,356	237,172	1,657,972
Real estate construction	93,776	72,199	17,609	183,584
Total	$995,456	$1,458,137	$349,964	$2,803,557

Interest rate sensitivity of selected loans
Fixed rate	$539,723	$1,186,754	$322,010	$2,048,487
Adjustable rate	455,733	271,383	27,954	755,070
Total	$995,456	$1,458,137	$349,964	$2,803,557

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Average portfolio loans outstanding during period	$3,394,352	$2,518,328	$2,290,441	$2,105,769	$1,987,666
Allowance for loan losses: Balance at beginning of period	$47,487	$47,453	$47,567	$48,012	$58,506

Loans charged-off:
Commercial	$(6,598)	$(1,333)	$(1,990)	$(964)	$(4,422)
Commercial real estate	(470)	(1,462)	(1,173)	(3,904)	(15,874)
Real estate construction	(24)	—	(726)	1,268)	(2,219)
Retail real estate	(2,106)	(1,534)	(3,052)	(4,015)	(6,910)
Retail other	(458)	(365)	(430)	(518)	(638)
Total charge-offs	$(9,656)	$(4,694)	$(7,371)	$(10,669)	$(30,063)
Recoveries:
Commercial	$1,266	$391	$410	$213	$757
Commercial real estate	123	1,491	2,379	563	502
Real estate construction	441	284	1,612	706	598
Retail real estate	2,317	729	644	875	978
Retail other	267	233	212	367	234
Total recoveries	$4,414	$3,128	$5,257	$2,724	$3,069
Net loans charged-off	$(5,242)	$(1,566)	$(2,114)	$(7,945)	$(26,994)
Provision for loan losses	$5,550	$1,600	$2,000	$7,500	$16,500
Balance at end of period	$47,795	$47,487	$47,453	$47,567	$48,012
Ratios:
Net charge-offs to average portfolio loans	0.15%	0.06%	0.09%	0.38%	1.36%
Allowance for loan losses to portfolio loans at period end	1.23%	1.81%	1.97%	2.08%	2.36%

Our allowance for loan losses was $47.8 million, or 1.23% of portfolio loans, and $47.5 million, or 1.81% of portfolio loans, at December 31, 2016 and 2015, respectively.  The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2016		2015		2014		2013		2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial	$13,303	24.7%	$13,115	24.9%	$10,041	24.9%	$10,378	25.3%	$8,034	20.9%
Commercial real estate	20,623	42.6%	18,604	45.8%	20,639	45.8%	22,112	47.6%	21,085	47.3%
Real estate construction	1,870	4.7%	1,763	3.6%	2,795	4.4%	3,708	3.4%	4,842	4.2%
Retail real estate	11,648	27.6%	13,714	25.1%	13,662	24.5%	11,149	23.3%	13,724	27.0%
Retail other	351	0.4%	291	0.6%	316	0.4%	220	0.4%	327	0.6%
Total	$47,795	100.0%	$47,487	100.0%	$47,453	100.0%	$47,567	100.0%	$48,012	100.0%

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of December 31, 2016, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses increased to $5.6 million in 2016 compared to $1.6 million in 2015 and $2.0 million in 2014.  The increase in provision for loan losses from 2015 was in part driven by the Pulaski acquisition and resulting acquisition accounting, which does not permit the carryover of the allowance for loan losses on acquired loans.  Instead, these loans are carried net of a fair value adjustment made at the merger date for credit risk and interest rates and are included in the allowance calculation only to the extent that the reserve requirement exceeds such fair value adjustment.  However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each year indicated:

	2016	2015	2014	2013	2012
	(dollars in thousands)
Non-accrual loans	$21,423	$12,748	$9,000	$17,164	$25,104
Loans 90+ days past due and still accruing	131	15	10	195	256
Total non-performing loans	$21,554	$12,763	$9,010	$17,359	$25,360

Repossessed assets	$2,517	$779	$—	$1,732	$2,949
Other assets acquired in satisfaction of debts previously contracted	1	4	216	401	501
Total other real estate owned (“OREO”)	$2,518	$783	$216	$2,133	$3,450

Total non-performing loans and OREO	$24,072	$13,546	$9,226	$19,492	$28,810
Non-performing loans to portfolio loans, before allowance for loan losses	0.56%	0.49%	0.37%	0.76%	1.25%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.62%	0.52%	0.38%	0.85%	1.41%
Performing restructured loans not included above	$10,652	$8,830	$11,866	$11,891	$22,051

Total non-performing loans and OREO were $24.1 million at December 31, 2016, compared to $13.5 million at December 31, 2015.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The 2016 totals reflect the post-combination results of acquiring Pulaski.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $50.2 million at December 31, 2016, compared to $29.2 million at December 31, 2015.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2016, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of December 31, 2016, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 23.8% for the year ended December 31, 2016, from 22.7% for the year ended December 31, 2015, and 20.7% for the year ended December 31, 2014.  We continue to focus on deepening our relationship value with customers, which, in turn, fosters deposit growth.  In addition, deposit growth was impacted in 2016 by the Pulaski acquisition and in 2015 by the Herget Financial acquisition.

	Years Ended December 31,
	2016			2015			2014
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Noninterest-bearing demand deposits	$949,271	23.8%	0.00%	$717,854	22.7%	0.00%	$596,058	20.7%	0.00%
Interest-bearing demand, saving and money market deposits	2,316,413	58.1%	0.13%	1,950,411	61.5%	0.11%	1,741,887	60.6%	0.10%
Time deposits	721,124	18.1%	0.56%	500,296	15.8%	0.52%	537,415	18.7%	0.62%
Total	$3,986,808	100.0%	0.18%	$3,168,561	100.0%	0.15%	$2,875,360	100.0%	0.18%

At December 31, 2016, the ending balance of time deposits with a minimum denomination of $100,000 was approximately $350.7 million with the following maturities (dollars in thousands):

Under 3 months	$105,093
3 to 6 months	64,487
6 to 12 months	92,995
Over 12 months	88,154
Total	$350,729

Interest-bearing transaction deposits included $36.9 million and $7.8 million of reciprocal brokered transaction deposits at December 31, 2016 and 2015, respectively.  Savings deposits included $22.2 million of reciprocal brokered deposits at December 31, 2016.  There were no reciprocal brokered deposits in savings deposits at December 31, 2015.

National deposits of $0.1 million and $0.4 million were included in the balance of time deposits as of December 31, 2016 and 2015, respectively.  The Company had reciprocal brokered time deposits of $93.4 million and $0.4 million at December 31, 2016 and 2015, respectively, included in the balance of time deposits.  The Company had brokered deposits of $5.0 million at December 31, 2016, which are included in the balance of time deposits.  There were no brokered deposits at December 31, 2015.

Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2016, 2015 and 2014. Securities sold under agreements to repurchase generally represent overnight borrowing transactions.  Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

Further, on November 18, 2016, the Company entered into Amendment No. 1 to a credit agreement with a national bank to extend a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2017.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no amount outstanding on December 31, 2016 and 2015; however, during 2016 the Company drew on the loan.

	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands)
Securities sold under agreements to repurchase
Balance at end of period	$189,157	$172,972	$198,893
Weighted average interest rate at end of period	0.30%	0.18%	0.14%
Maximum outstanding at any month end in year-to-date period	$216,293	$202,376	$198,893
Average daily balance for the year-to-date period	$181,474	$179,662	$148,452
Weighted average interest rate during period(1)	0.22%	0.10%	0.12%

Short-term borrowings, FHLB advances
Balance at end of period	$75,000	$—	$—
Weighted average interest rate at end of period	0.63%	—%	—%
Maximum outstanding at any month end in year-to-date period	$236,700	$—	$—
Average daily balance for the year-to-date period	$96,698	$—	$—
Weighted average interest rate during period(1)	0.53%	—%	—%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—	$—
Weighted average interest rate at end of period	—%	—%	—%
Maximum outstanding at any month end in year-to-date period	$10,000	$—	$—
Average daily balance for the year-to-date period	$2,596	$—	$—
Weighted average interest rate during period(1) (2)	4.78%	—%	—%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

(2)Includes interest and non-usage fee.

Liquidity

Liquidity management is the process by which we ensure that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of our business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, fund capital expenditures, honor withdrawals by customers, pay dividends to stockholders and pay operating expenses.  Our most liquid assets are cash and due from banks, interest-bearing bank deposits and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.

Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash and due from banks	$70,785	$86,942	$87,884
Interest-bearing bank deposits	232,460	237,819	160,948
Federal funds sold	1,344	—	—
Total	$304,589	$324,761	$248,832
Percent of average total assets	6.1%	8.3%	7.0%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB and the Federal Reserve and brokered deposits.

During 2015 and 2014, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options by executing $30.0 million and $50.0 million in FHLB discount note indexed advances, respectively.  The variable rate notes range in maturity from nineteen months to ten years with options to prepay at par prior to maturity.

As of December 31, 2016, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $30.0 million on October 21, 2016.  The Company expects to seek regulatory approval for additional capital distributions in future periods.  Pulaski Bank had positive retained earnings and was able to pay a dividend to First Busey prior to the bank merger.

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of its business.  As of December 31, 2016 and 2015, we had outstanding loan commitments and standby letters of credit of $895.2 million and $633.9 million, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2016:

			Junior
			Subordinated
			Debt Owed to
	Certificates of	Operating	Unconsolidated	Long-term
	Deposit	Leases	Trusts	Debt	Total
	(dollars in thousands)
2017	$539,341	$2,711	$—	$30,000	$572,052
2018	151,415	2,218	—	—	153,633
2019	59,313	1,723	—	20,000	81,036
2020	16,459	1,313	—	—	17,772
2021	19,577	532	—	18,000	38,109
Thereafter	95	1,566	70,868	12,000	84,529
Total	$786,200	$10,063	$70,868	$80,000	$947,131

Commitments to extend credit and standby letters of credit					$895,222

Cash Flows

Net cash flows used in operating activities totaled $21.1 million in 2016 compared to cash flows provided by operating activities of $61.5 million and $68.1 million in 2015 and 2014, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, gain on sales of mortgage loans, net of origination costs and activities related to the origination and sales of loans held for sale. Net cash used in mortgage loan originations was $55.4 million in 2016, compared to cash provided by mortgage loan originations of $8.6 million in 2015 and $8.2 million in 2014, as 2016 results were significantly impacted by the Pulaski acquisition. Fluctuations in sales are also a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash provided by investing activities was $149.9 million in 2016, compared to cash used by investment activities of $134.2 million in 2015, and $51.3 million in 2014. Significant items affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios and cash received in acquisitions.  The Company experienced a net increase in loans of $1.3 million in 2016, excluding Pulaski acquired loans, $118.4 million in 2015 and $126.6 million in 2014.

Net cash used in financing activities totaled $281.4 million in 2016, compared to cash provided by financial activities of $52.6 million in 2015 and $91.0 million in 2014. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, payment of dividends and proceeds and redemption from stock issuances. Deposits, which represent the Company’s primary funding source, decreased by $142.1 million in 2016, excluding Pulaski acquired deposits, compared to an increase of $146.4 million in 2015 and $31.7 million in 2014. The 2016 decrease related to certificates of deposit while demand deposits, money market and savings accounts had an increase.  Securities sold under agreements to repurchase decreased $6.7 million in 2016 and $25.9 million in 2015 but increased by $26.5 million in 2014.  In 2015 and 2014, the Company took on a modest level of long-term debt taking advantage of low interest rates and attractive funding options.  In 2015, the Company redeemed all of the 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) that had been issued to the Treasury pursuant to the Small Business Lending Fund (“SBLF”) program.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2016, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.625%, Tier 1 capital to total risk-weighted asset ratio of not less than 6.625%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.125% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of December 31, 2016, First Busey had a total capital to total risk-weighted asset ratio of 14.04%, a Tier 1 capital to risk-weighted asset ratio of 12.92%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.22% and a Tier 1 leverage ratio of 10.45%; Busey Bank had ratios of 12.86%, 11.74%, 11.74% and 9.45%, respectively.

Redemption of Preferred Stock Under the Small Business Lending Fund

On August 25, 2011, the Company entered into the Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Series C Preferred Stock, having a liquidation preference of $1,000 per share, for aggregate proceeds of $72,664,000.  On December 18, 2015, the Company redeemed all of the 72,664 shares of its Series C Preferred Stock that had been issued to the Treasury pursuant to the SBLF program.  The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends to, but excluding December 18, 2015.  The redemption was approved by the Company’s primary federal regulator and terminated the Company’s participation in the SBLF program.  Before redemption, the Series C Preferred Stock qualified as Tier 1 capital for the Company. Non-cumulative dividends were payable quarterly on the Series C Preferred Stock, which began October 1, 2011.

CPP Warrant

In connection with the Company’s participation in the Capital Purchase Program (“CPP”), the Company issued to Treasury a warrant to purchase 382,555 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 191,278.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2016, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2016 appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The Company has not identified any other standards that it believes merit further discussion.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company.  While a financial institution’s operating expenses, particularly salaries, wages and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items.  Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices.  As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation.  For additional information regarding interest rates and changes in net interest income see Average Balance Sheets and Interest Rates and Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.  As of December 31, 2016 and 2015, due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

December 31, 2016	NA	NA	NA	NA	(0.29)%	(1.20)%	(2.42)%	(3.86)%

December 31, 2015	NA	NA	NA	NA	(0.01)%	(0.33)%	(1.00)%	(1.93)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

December 31, 2016	NA	NA	NA	NA	2.17%	3.12%	3.63%	3.56%

December 31, 2015	NA	NA	NA	NA	3.04%	5.58%	7.59%	8.95%

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of December 31, 2016, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of First Busey Corporation and subsidiaries and our report dated February 28, 2017, expressed an unqualified opinion.

/s/ RSM US LLP

Champaign, Illinois

February 28, 2017

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2016. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 17. Share-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options,warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(2)	855,451	$15.13	1,138,920
Equity compensation plans not approved by stockholders	—	—	—
Total	855,451	$15.13	1,138,920

(1)The weighted average exercise price only relates to 209,382 stock options.

(2)Includes outstanding awards under the First Busey Corporation 2010 Equity Incentive Plan, as amended, the First Busey Corporation 2004 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, the Pulaski Financial Corp. 2006 Long-Term Incentive Plan, the Pulaski Financial Corp. 2002 Stock Option Plan and the Pulaski Financial Corp. 2000 Stock- Based Incentive Plan.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Item 16.  Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017
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

Signature	Title	Date
/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director (Principal Executive Officer)	February 28, 2017
Van A. Dukeman

/s/ ROBIN N. ELLIOTT	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Robin N. Elliott

/s/ SUSAN K. MILLER	Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Susan K. Miller

/s/ GREGORY B. LYKINS	Chairman	February 28, 2017
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director	February 28, 2017
Joseph M. Ambrose

/s/ STANLEY J. BRADSHAW	Director	February 28, 2017
Stanley J. Bradshaw

/s/ DAVID J. DOWNEY	Director	February 28, 2017
David J. Downey

/s/ STEPHEN V. KING	Director	February 28, 2017
Stephen V. King

/s/ E. PHILLIPS KNOX	Director	February 28, 2017
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director	February 28, 2017
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director	February 28, 2017
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director	February 28, 2017
George T. Shapland

/s/ THOMAS G. SLOAN	Director	February 28, 2017
Thomas G. Sloan

/s/ JON D. STEWART	Director	February 28, 2017
Jon D. Stewart

/s/ PHYLLIS M. WISE	Director	February 28, 2017
Phyllis M. Wise

Exhibit Index

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv)  the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015, (filed as Exhibit 3.1 to First Busey’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on November 6, 2015 (Commission No. 0-15950), and incorporated herein by reference)

3.2

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission No. 0-15950), and incorporated herein by reference)

4.1

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission No. 0-15950), and incorporated herein by reference)

10.1	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.2

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.3

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission No. 0-15950), and incorporated herein by reference)

10.4

Employment agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 0-15950), and incorporated by reference herein)

10.5

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman, dated December 26, 2001 (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002 (Commission No. 000-30031), and incorporated by reference herein)

10.6

Main Street Trust, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 filed on November 29, 2000 (Commission No. 333-50890), and incorporated by reference herein)

10.7

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.8

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.9

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.10

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.11

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.12

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.13

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Warrant to Purchase Common Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission No. 0-15950), and incorporated herein by reference)

10.14

Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.15

Employment agreement by and between Main Street Trust, Inc. and Christopher M. Shroyer, dated July 31, 2007 (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.16

Christopher M. Shroyer First Amendment to Employment Agreement, dated December 23, 2008 (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.17

Employment agreement by and between Main Street Trust, Inc. and Robert F. Plecki, dated July 30, 2007 (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.18

Robert F. Plecki First Amendment to Employment Agreement, dated December 16, 2008 (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.19

First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Appendix C to First Busey’s definitive proxy statement filed with the Commission on April 17, 2015 (Commission No. 0-15950). and incorporated herein by reference)

10.20

Employment Agreement by and among First Busey Corporation, Busey Bank and John J. Powers, dated January 1, 2012 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 9, 2013 (Commission No. 0-15950), and incorporated herein by reference)

10.21

Employment Agreement by and among First Busey Corporation, Busey Bank and Robin Elliott, dated February 1, 2014 (filed as Exhibit 10.1 to Form 8-K dated May 22, 2014, filed with the Commission on May 27, 2014 (Commission No. 0-15950), and incorporated herein by reference)

10.22

Employment Agreement by and among First Busey Corporation, FirsTech Inc. and Howard Mooney, dated February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.23

Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of November 20, 2015 (filed as Exhibit 10.1 to Form 8-K dated November 20, 2015, filed with the Commission on November 25, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.24

Employment Agreement by and among First Busey Corporation, Busey Bank and Curt Anderson, dated February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 8, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.25

Employment Agreement by and among First Busey Corporation, Busey Bank and Amy Randolph, dated April 1, 2014 (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 8, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.26

Amendment No. 1 to Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of November 18, 2016 (filed as Exhibit 10.1 to Form 8-K dated November 18, 2016, filed with the Commission on November 22, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.27

First Busey Corporation Executive Deferred Compensation Plan (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.28

Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 4.4 to First Busey’s Form S-8 filed on June 22, 2010 (Commission No. 333-167683), and incorporated herein by reference)

10.29	First Busey Corporation Employee Stock Purchase Plan (filed as Exhibit 4.2 to First Busey’s Form S-8 filed on June 22, 2010 (Commission No. 333-167683), and incorporated herein by reference)

10.30

Pulaski Financial Corp. 2000 Stock Based Incentive Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 16, 1999 (Commission No. 000-24571), and incorporated herein by reference)

10.31

Pulaski Financial Corp. 2002 Stock Option Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 17, 2001 (Commission No. 000-24571), and incorporated herein by reference)

10.32

Pulaski Financial Corp. 2006 Long-Term Incentive Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 30, 2005 (Commission No. 000-24571), and incorporated herein by reference)

10.33

Agreement and Plan of Merger, dated February 6, 2017, by and among First Busey Corporation and First Community Financial Partners, Inc. (filed as Exhibit 2.1 to First Busey’s Form 8-K dated February 6, 2017, filed with the Commission on February 6, 2017 (Commission No. 0-15950), and incorporated herein by reference)

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Champaign, Illinois

February 28, 2017

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
	(dollars in thousands)
ASSETS
Cash and due from banks (interest-bearing 2016 $75,006; 2015 $250,404)	$166,097	$319,280
Federal funds sold	609	—
Cash and cash equivalents	166,706	319,280

Securities available for sale, at fair value	759,811	834,838
Securities held to maturity, at amortized cost	47,820	49,832
Loans held for sale	256,319	9,351
Portfolio loans (net of allowance for loan losses 2016 $47,795; 2015 $47,487)	3,831,105	2,580,252
Premises and equipment, net	77,861	63,088
Goodwill	102,814	25,510
Other intangible assets, net	18,462	7,432
Cash surrender value of bank owned life insurance	79,720	43,103
Deferred tax assets, net	20,224	21,638
Other assets	64,328	44,652
Total assets	$5,425,170	$3,998,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,134,133	$881,685
Interest-bearing	3,240,165	2,407,421
Total deposits	4,374,298	3,289,106

Securities sold under agreements to repurchase	189,157	172,972
Short-term borrowings	75,000	—
Long-term debt	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,868	55,000
Other liabilities	41,533	28,712
Total liabilities	4,830,856	3,625,790

Commitments and contingencies (see “Note 19. Outstanding Commitments and Contingent Liabilities”)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2016 38,869,519; 2015 29,427,738	39	29
Surplus	781,716	591,053
Retained (deficit) earnings	(163,689)	(190,265)
Accumulated other comprehensive income	36	2,340
Total stockholders’ equity before treasury stock	618,102	403,157

Common stock shares held in treasury at cost – 2016 633,232; 2015 732,887	(23,788)	(29,971)
Total stockholders’ equity	594,314	373,186
Total liabilities and stockholders’ equity	$5,425,170	$3,998,976

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans held for sale and portfolio loans	$147,816	$100,395	$92,395
Interest and dividends on investment securities:
Taxable interest income	13,987	14,330	12,427
Non-taxable interest income	3,086	3,297	3,253
Total interest income	164,889	118,022	108,075

Interest expense:
Deposits	7,065	4,756	5,123
Federal funds purchased and securities sold under agreements to repurchase	393	182	186
Short-term borrowings	641	6	—
Long-term debt	220	46	7
Junior subordinated debt owed to unconsolidated trusts	1,910	1,217	1,183
Total interest expense	10,229	6,207	6,499
Net interest income	154,660	111,815	101,576
Provision for loan losses	5,550	1,600	2,000
Net interest income after provision for loan losses	149,110	110,215	99,576

Non-interest income:
Trust fees	20,302	20,363	19,559
Commissions and brokers’ fees, net	2,839	3,096	2,716
Remittance processing	11,255	11,120	9,421
Service charges on deposit accounts	15,789	12,600	12,038
Other service charges and fees	7,464	6,483	6,238
Mortgage revenue	11,952	7,165	6,139
Security gains, net	1,232	380	776
Other income	4,336	3,585	2,054
Total non-interest income	75,169	64,792	58,941

Non-interest expense:
Salaries, wages and employee benefits	78,397	63,516	61,341
Net occupancy expense of premises	11,633	8,704	8,462
Furniture and equipment expenses	6,591	4,958	4,725
Data processing	20,645	12,940	10,879
Amortization of intangible assets	4,438	3,192	2,884
Regulatory expense	2,859	2,357	2,079
Other expense	23,299	19,638	17,839
Total non-interest expense	147,862	115,305	108,209
Income before income taxes	76,417	59,702	50,308
Income taxes	26,723	20,696	17,534
Net income	$49,694	$39,006	$32,774
Preferred stock dividends	—	700	727
Net income available for common stockholders	$49,694	$38,306	$32,047

Basic earnings per common share	$1.42	$1.32	$1.11
Diluted earnings per common share	$1.40	$1.32	$1.10

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(dollars in thousands)
Net income	$49,694	$39,006	$32,774
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	(2,611)	(5,418)	2,902
Reclassification adjustment for (gains) included in net income	(1,232)	(380)	(776)
Other comprehensive (loss) income, before tax	(3,843)	(5,798)	2,126
Income tax (benefit) expense related to items of other comprehensive income	(1,539)	(2,321)	765
Other comprehensive (loss) income, net of tax	(2,304)	(3,477)	1,361
Comprehensive income	$47,390	$35,529	$34,135

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands, except shares and per share data)

					Accumulated
				Retained	Other
	Preferred	Common		Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Total
Balance, December 31, 2015	$—	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	—	49,694	—	—	49,694
Other comprehensive loss	—	—	—	—	(2,304)	—	(2,304)
Issuance of 14,749 shares of treasury stock for employee stock purchase plan	—	—	(616)	—	—	929	313
Net issuance of 43,396 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(3,477)	—	—	2,668	(809)
Net issuance of 41,771 shares of stock options exercised, net of shares redeemed	—	—	(2,587)	—	—	2,591	4
Stock issued for acquisition of Pulaski, net of stock issuance costs	—	10	195,188	—	—	—	195,198
Cash dividends on common stock of $0.68 per share	—	—	—	(22,748)	—	—	(22,748)
Stock dividend equivalents on restricted stock units of $0.68 per share	—	—	352	(352)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski acquisition at $0.34 per share	—	—	—	(18)	—	—	(18)
Stock based employee compensation	—	—	1,803	—	—	—	1,803
Return of 261 equity trust shares	—	—	—	—	—	(5)	(5)
Balance, December 31, 2016	$—	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$49,694	$39,006	$32,774
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,803	1,418	1,187
Depreciation	7,295	5,697	5,572
Amortization of intangible assets	4,438	3,192	2,884
Premises and equipment impairment	756	670	—
Provision for loan losses	5,550	1,600	2,000
Provision for deferred income taxes	2,953	2,985	12,715
Amortization of security premiums and discounts, net	6,877	8,360	7,305
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(669)	—	—
Accretion of premiums and discounts on loans, net	(7,429)	(1,476)	—
Net security gains	(1,232)	(380)	(776)
Gain on sales of mortgage loans, net of origination costs	(28,299)	(5,843)	(4,723)
Mortgage loans originated for sale	(1,822,027)	(267,737)	(222,976)
Proceeds from sales of mortgage loans	1,767,220	276,377	231,139
Increase in cash surrender value of bank owned life insurance	(1,522)	(1,454)	(796)
Net losses (gains) on disposition of premises and equipment	251	355	(19)
Increase in deferred compensation	142	201	363
Change in assets and liabilities:
(Increase) decrease in other assets	(407)	(137)	2,112
Decrease in other liabilities	(6,288)	(1,329)	(650)

Net cash (used in) provided by operating activities	$(20,894)	$61,505	$68,111

Cash Flows from Investing Activities
Purchases of securities classified available for sale	(180,447)	(235,291)	(182,123)
Purchases of securities classified held to maturity	(2,103)	(16,287)	(1,026)
Proceeds from sales of securities classified available for sale	52,587	25,068	74,113
Proceeds from maturities of securities classified available for sale	241,304	200,780	185,329
Proceeds from sales of securities classified held to maturity	399	—	—
Proceeds from maturities of securities classified held to maturity	3,811	480	10
Net increase in loans	(1,294)	(118,398)	(126,604)
Purchases of premises and equipment	(8,991)	(4,114)	(3,778)
Proceeds from disposition of premises and equipment	2,485	312	78
Proceeds from sale of OREO properties	4,498	1,090	2,739
Proceeds from the redemption of FHLB stock	35,397	—	—
Purchase of FHLB stock	(23,478)	—	—
Net cash received in acquisitions	25,575	12,114	—

Net cash provided by (used in) investing activities	$149,743	$(134,246)	$(51,262)

			(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(173,385)	$(86,574)	$(86,300)
Net increase in demand deposits, money market and savings accounts	31,322	232,931	118,010
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(6,655)	(25,921)	26,545
Proceeds from short-term borrowings, net	(104,000)	—	—
Repayment of FHLB long term advances	(4,906)	—	—
Proceeds from long-term debt	—	30,000	50,000
Value of shares surrendered upon vesting of restricted stock units to satisfy tax obligations	(809)	(269)	(45)
Redemption of SBLF preferred stock	—	(72,664)	—
Cash dividends paid	(22,748)	(18,619)	(17,224)
Cash payment for fractional shares related to reverse stock split	—	(5)	—
Proceeds from stock options exercised	4	—	—
Common stock issuance costs	(246)	—	—
Purchase of treasury stock	—	(6,296)	—

Net cash (used in) provided by financing activities	(281,423)	52,583	90,986

Net (decrease) increase in cash and cash equivalents	(152,574)	(20,158)	107,835
Cash and cash equivalents, beginning of period	319,280	339,438	231,603

Cash and cash equivalents, ending of period	$166,706	$319,280	$339,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$9,674	$6,282	$6,665
Income taxes	20,186	17,170	6,395

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	2,775	1,251	660

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business

First Busey Corporation is a Nevada corporation and a financial holding company. The Company’s subsidiaries provide retail and commercial banking services, remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana.  The Company and its subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services.  The Company and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

All share and per share information has been restated for all prior periods presented in this Annual Report on Form 10-K to give retroactive effect to the Reverse Stock Split.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Basis of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries: Busey Bank and its wholly-owned subsidiaries FirsTech, Inc. and Pulaski Service Corporation; and Busey Wealth Management, Inc. and its wholly-owned subsidiaries Busey Trust Company and Busey Capital Management, Inc.  The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements also exclude the following wholly-owned variable interest entities:  First Busey Statutory Trust II, First Busey Statutory Trust III, First Busey Statutory Trust IV, Pulaski Financial Statutory Trust I and Pulaski Financial Statutory Trust II because the Company is not the primary beneficiary.

The Consolidated Financial Statements of the Company have been prepared in conformity with GAAP and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying Consolidated Financial Statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of investment securities, fair value of assets acquired and liabilities assumed in business combinations and the determination of the allowance for loan losses.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  Busey Trust Company had assets under care of $5.4 billion and $5.1 billion at December 31, 2016 and 2015, respectively.

Cash flows

For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold.  Cash flows from federal funds purchased and sold, short-term borrowings, and securities sold under agreements to repurchase are reported net, since their original maturities are less than three months.  Cash flows from loans and deposits are also reported net.

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

Loans held for sale

Loans held for sale consist of loans that management does not intend to hold until maturity.   These loans consist of mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market.  Loans held for sale are reflected at their fair values, as the Company has elected to apply the fair value method of accounting, with changes in fair value recognized in earnings, consistent with the provisions in ASC Topic 820, Fair Value Measurement. The Company accounted for loans held for sale that were originated prior to January 1, 2016 under the lower of cost or fair value option, with any corresponding adjustments recorded as a valuation adjustment, if necessary.  Fair value adjustments are recorded as an adjustment to mortgage revenues.  The fair value of the loans held for sale are measured using observable quoted market or contract prices or market price equivalents, which are consistent with those used by other market participants.  Consistent with the fair value principles of ASC Topic 820, any direct loan origination fees and costs related to loans accounted for at fair value are recognized when the loans are sold.

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

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the type of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.  The Company had no impairment recorded at December 31, 2016 and 2015.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.  The amortization of mortgage servicing rights is included in mortgage revenue.

Portfolio loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of purchase premiums and discounts, charge-offs, the allowance for loan losses, and any deferred origination fees or costs on loans.

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

Premises and equipment, net

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

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  As part of this analysis, the reporting unit’s carrying value is compared to its fair value.

The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2016 and 2015.  It is possible the Company will evaluate its goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment.  See “Note 10. Goodwill and Other Intangible Assets” for further discussion.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2012.  The provision for income taxes is based on income as reported in the Consolidated Financial Statements.

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

The Company evaluated the recoverability of its net deferred tax assets and established a valuation allowance for certain state net operating loss carryforwards and capital loss carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2016, although there is no guarantee that those assets will be recognizable in future periods.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2016 and 2015.

At December 31, 2016, the Company was not under examination by any tax authority.

Treasury Stock

Treasury stock acquired is recorded at cost.  Treasury stock issued is valued based on the “first-in, first-out” method.  Gains and losses on issuance are recorded as increases or decreases to surplus.

Stock-based employee compensation

During the first quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010.  During the second quarter of 2015, the Company adopted an amendment to revise some technical terms to the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 20, 2015, and can be found as Appendix C of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.  The Company will make all future grants under this plan.

The Company’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel. All of the Company’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans. See “Note 17. Share-based Compensation” for further discussion.

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

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company may rely on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles.

On April 30, 2016, First Busey completed its acquisition of Pulaski, a Missouri corporation.  On January 8, 2015, First Busey completed its acquisition of Herget Financial, headquartered in Pekin, Illinois.  The operating results of both are included with the Company’s results of operations since each date of acquisition.  See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to these acquisitions.

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

Derivative Financial Instruments

The Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and foreign currency forward contracts.  These instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.

Interest Rate Lock Commitments.  Commitments to originate loans held for sale (interest rate lock commitments), which primarily consist of commitments to originate fixed-rate residential mortgage loans, are recorded at their fair value in other assets or other liabilities in the Consolidated Financial Statements, with changes in the fair value of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to mortgage revenues during the period in which the changes occurred.  Such derivative financial instruments are recorded as an adjustment to the carrying value of the resulting loan once funded.

Forward Sales Commitments.  As a general rule, the Company economically hedges loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair value in other assets or other liabilities in the Consolidated Financial Statements.  The Company does not designate these forward sales commitments for hedge accounting treatment, and accordingly, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to mortgage revenue during the period in which the changes occur.

Foreign Currency Derivatives.  The Company enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative financial instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  They are carried at their fair value in other assets or other liabilities in the Consolidated Financial Statements.   The Company does not designate these foreign currency forward contracts for hedge accounting treatment, and accordingly, changes in fair value of the corresponding derivative financial asset or liability are recorded in non-interest income and expense.

Earnings per share

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At December 31, 2016, 28,350 outstanding options, 191,278 warrants and 132,017 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2015, 61,568 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Earnings per common share, adjusted to reflect the Reverse Stock Split, have been computed as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
Net income available to common stockholders	$49,694	$38,306	$32,047
Shares:
Weighted average common shares outstanding	35,081	28,928	28,969
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	332	175	128

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,413	29,103	29,097

Basic earnings per common share	$1.42	$1.32	$1.11

Diluted earnings per common share	$1.40	$1.32	$1.10

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2016.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  On February 6, 2017, First Busey announced entering into a Merger Agreement with First Community, pursuant to which First Community will merge into Frist Busey.  The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Merger Agreement including the approval of the appropriate regulatory authorities and the stockholders of First Community. See “Note 2. Acquisitions” for further information relating to this planned acquisition.  Other than the Merger Agreement with First Community, there were no significant subsequent events for the year ended December 31, 2016 through the filing date of these Consolidated Financial Statements.

Impact of new financial accounting standards

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance was originally effective for reporting periods after December 15, 2016.   In August 2015, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” was issued to delay the effective date of ASU 2014-09 by one year.  The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09.  The Company is continuing to evaluate the effect this guidance will have on components of non-interest income and related disclosures.  The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Asses Other Than Inventory.”  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party.  This guidance is effective for annual reporting periods beginning after December 15, 2017.  The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact to its Consolidated Financial Statements.

ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  This guidance is effective for annual reporting periods beginning after December 15, 2017 and is not expected to have a significant impact to the Company’s Consolidated Financial Statements.

Note 2.  Acquisitions

First Community Financial Partners, Inc.

On February 6, 2017, the Company entered into a Merger Agreement with First Community, pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that First Community Financial Bank, First Community’s wholly-owned bank subsidiary, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank. The Merger is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in the Merger Agreement including the approval of the appropriate regulatory authorities and the stockholders of First Community. As of December 31, 2016, First Community had total consolidated assets of $1.3 billion, total loans of $991.6 million and total deposits of $1.1 billion.

Founded in 2004, First Community operates as a state chartered commercial bank with nine branches in Will, DuPage and Grundy counties, which encompass portions of the southwestern suburbs of Chicago.  The Merger Agreement between the Company and First Community, and the Investor Presentation with more information regarding our planned acquisition of First Community can be found on Form 8-K, filed on February 6, 2017.

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

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of April 30, 2016 as additional information regarding the closing date fair values becomes available; however, the Company does not expect any further adjustments will be necessary.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding Pulaski stock options that were converted into options to purchase common shares of First Busey.  As the total consideration paid for Pulaski exceeded the net assets acquired, goodwill of $77.3 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflects the synergies expected from the acquisition and the enhanced revenue opportunities from the Company’s broader service capabilities in the St. Louis market, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $6.9 million and $10.0 million in pre-tax expenses related to the acquisition of Pulaski for the three and twelve months ended December 31, 2016, respectively, including professional and legal fees of $0.1 million and $1.2 million, respectively, to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.  The remainder of the expenses primarily relate to data processing conversion expenses and restructuring expenses.

The following table presents the assets acquired and liabilities assumed of Pulaski as of April 30, 2016 and their fair value (dollars in thousands):

	As Recorded by Pulaski	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$25,580	$—		$25,580
Securities	47,895	105	(a)	48,000
Loans held for sale	184,856	—		184,856
Portfolio loans	1,243,913	(14,452	)(b)	1,229,461
Premises and equipment	17,236	(667	)(c)	16,569
OREO	5,022	(2,534	)(d)	2,488
Goodwill	3,939	(3,939	)(e)	—
Other intangible assets	—	15,468	(f)	15,468
Other assets	70,365	(122	)(g)	70,243
Total assets acquired	1,598,806	(6,141)		1,592,665

Liabilities assumed:
Deposits	1,226,906	1,102	(h)	1,228,008
Other borrowings	205,840	906	(i)	206,746
Trust preferred securities	19,589	(3,805	)(j)	15,784
Other liabilities	24,594	(612	)(k)	23,982
Total liabilities assumed	1,476,929	(2,409)		1,474,520

Net assets acquired	$121,877	$(3,732)		$118,145

Consideration paid:
Cash				$5
Common stock				192,990
Fair value of stock options assumed				2,454
Total consideration paid				195,449

Goodwill				$77,304

Explanation:

(a)	Fair value adjustments of the securities portfolio as of the acquisition date.
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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under FASB ASC 310-30, Receivables — Loans and Debt

Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  During the third quarter of 2016, PCI loans with a carrying value of $6.2 million were sold to outside parties.  Further, in the fourth quarter of 2016, a commercial PCI loan with a carrying value of $1.6 million was collected.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, the majority was accelerated in 2016 as a result of the third quarter loan sale and fourth quarter collection.

Since the acquisition date of April 30, 2016 and until November 4, 2016 when Pulaski Bank was merged into Busey Bank, Pulaski Bank earned total revenues of $40.2 million and net income of $10.5 million, which are included in the Company’s Consolidated Statement of Income for the year ended December 31, 2016.  The following table provides the unaudited pro forma information for the results of operation for the twelve months ended December 31, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. The pro forma results combine the historical results of Pulaski with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of December 31, 2016 are included in net income in the table below.  Acquisition related expenses that were recognized and are included in the pro forma net income for the twelve months ended December, 2016 totaled $15.0 million, on a pre-tax basis.  Such expenses consisted primarily of professional fees to transact the acquisition, data processing conversion expenses and compensation to certain officers and employees required under employment or restructuring agreements.

	Pro Forma
	Twelve Months Ended December 31,
	2016	2015
	(dollars in thousands)
Total revenues (net interest income plus non-interest income)	$245,861	$247,694
Net income	46,276	57,092
Diluted earnings per common share	1.20	1.46

Herget Financial Corp.

On January 8, 2015, First Busey acquired Herget Financial, headquartered in Pekin, Illinois and its wholly owned bank subsidiary, Herget Bank.  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank.  At that time, Herget Bank’s branches in Pekin, Illinois became branches of Busey Bank.   The operating results of Herget Financial are included in the Company’s results of operations since the date of acquisition.  This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition.

Expenses related to the acquisition of Herget Financial during the twelve months ended December 31, 2016 were insignificant.  During the twelve months ended December 31, 2015, pre-tax expenses related to the acquisition of Herget Financial totaled $1.0 million.  The 2015 expenses were comprised primarily of system conversion, restructuring, legal, consulting, regulatory and marketing costs, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

Note 3.  Cash and Cash Equivalents

The Bank is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2016 and 2015 were approximately $22.5 million and $14.6 million, respectively.

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 4.  Securities

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2016:
Available for sale
U.S. Treasury securities	$74,784	$185	$(25)	$74,944
Obligations of U.S. government corporations and agencies	79,577	46	(496)	79,127
Obligations of states and political subdivisions	154,438	1,093	(593)	154,938
Residential mortgage-backed securities	303,641	1,390	(2,782)	302,249
Corporate debt securities	142,836	630	(123)	143,343
Total debt securities	755,276	3,344	(4,019)	754,601
Mutual funds and other equity securities	4,475	735	—	5,210
Total	$759,751	$4,079	$(4,019)	$759,811

Held to maturity
Obligations of states and political subdivisions	$44,333	$122	$(160)	$44,295
Commercial mortgage-backed securities	3,487	23	(122)	3,388
Total	$47,820	$145	$(282)	$47,683

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2015:
Available for sale
U.S. Treasury securities	$65,003	$189	$(1)	$65,191
Obligations of U.S. government corporations and agencies	132,547	211	(153)	132,605
Obligations of states and political subdivisions	176,764	2,154	(306)	178,612
Residential mortgage-backed securities	304,978	2,922	(351)	307,549
Corporate debt securities	150,001	307	(1,503)	148,805
Total debt securities	829,293	5,783	(2,314)	832,762
Mutual funds and other equity securities	1,642	434	—	2,076
Total	$830,935	$6,217	$(2,314)	$834,838

Held to maturity
Obligations of states and political subdivisions	$48,835	$449	$(34)	$49,250
Commercial mortgage-backed securities	997	24	—	1,021
Total	$49,832	$473	$(34)	$50,271

The amortized cost and fair value of debt securities as of December 31, 2016, by contractual maturity or pre-refunded date, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)		(dollars in thousands)
Due in one year or less	$119,423	$119,612	$1,705	$1,705
Due after one year through five years	305,314	305,626	19,750	19,721
Due after five years through ten years	66,702	67,756	23,247	23,124
Due after ten years	263,837	261,607	3,118	3,133
Total	$755,276	$754,601	$47,820	$47,683

Realized gains and losses related to sales of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Gross security gains	$1,383	$401	$807
Gross security (losses)	(151)	(21)	(31)

Net security gains	$1,232	$380	$776

The tax provision for these net realized gains and losses was $0.4 million for the year ended December 31, 2016, $0.1 million for the year ended December 31, 2015, and $0.3 million for the year ended December 31, 2014.

During the second quarter of 2016, the Company sold one held to maturity security, which was an obligation of state and political subdivisions, with a fair value of $0.4 million due to significant credit deterioration.  The sale resulted in an insignificant loss during the second quarter.

Investment securities with carrying amounts of $547.2 million and $627.4 million on December 31, 2016 and 2015, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2016:
Available for sale
U.S. Treasury securities	$9,997	$(25)	$—	$	$9,997	$(25)
Obligations of U.S. government corporations and agencies	46,209	(496)	—		46,209	(496)
Obligations of states and political subdivisions	64,832	(585)	1,154	(8)	65,986	(593)
Residential mortgage-backed Securities	168,898	(2,782)	—	—	168,898	(2,782)
Corporate debt securities	32,749	(123)	—	—	32,749	(123)
Total temporarily impaired
Securities	$322,685	$(4,011)	$1,154	$(8)	$323,839	$(4,019)

Held to maturity
Obligations of states and political subdivisions	$24,558	$(160)	$	$	$24,558	$(160)
Commercial mortgage-backed securities	2,385	(122)	—	—	2,385	(122)
Total temporarily impaired
Securities	$26,943	$(282)	$—	$—	$26,943	$(282)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2015:
Available for sale
U.S. Treasury securities	$364	$(1)	$—	$	$364	$(1)
Obligations of U.S. government corporations and agencies	52,154	(153)	—		52,154	(153)
Obligations of states and political subdivisions	40,026	(159)	11,419	(147)	51,445	(306)
Residential mortgage-backed Securities	93,608	(351)	—	—	93,608	(351)
Corporate debt securities	99,148	(1,503)	—	—	99,148	(1,503)
Total temporarily impaired
Securities	$285,300	$(2,167)	$11,419	$(147)	$296,719	$(2,314)

Held to maturity
Obligations of states and political subdivisions(1)	$8,451	$(34)	$91	$—	$8,542	$(34)
Total temporarily impaired
Securities	$8,451	$(34)	$91	$—	$8,542	$(34)

(1)Unrealized losses existing for greater than 12 months, gross, was less than one thousand dollars.

Securities are periodically evaluated for OTTI.   The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2016 was 283, and represented a loss of 1.21% of the aggregate carrying value. As of December 31, 2016, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at December 31, 2016.

The Company had available for sale obligations of state and political subdivisions with a fair value of $154.9 million and $178.6 million as of December 31, 2016 and 2015, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $44.3 million and $49.3 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $163.6 million of general obligation bonds and $35.6 million of revenue bonds issued by 260 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 29 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 16 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	70	$59,120	$59,182	$845
Wisconsin	31	21,390	21,479	693
Michigan	38	23,233	23,472	618
Pennsylvania	10	10,242	10,235	1,023
Texas	16	10,731	10,702	669
Ohio	10	11,009	11,005	1,100
Iowa	3	5,332	5,345	1,782
Other	43	22,028	22,192	516
Total general obligations bonds	221	$163,085	$163,612	$740

December 31, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Illinois	77	$64,455	$65,557	$851
Wisconsin	36	30,889	31,079	863
Michigan	39	27,923	28,339	727
Pennsylvania	10	12,601	12,650	1,265
Texas	18	12,117	12,165	676
Ohio	10	10,723	10,705	1,071
Iowa	3	5,550	5,571	1,857
Other	48	26,938	27,375	570
Total general obligations bonds	241	$191,196	$193,441	$803

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at December 31, 2016 and 2015.  Accordingly, as of December 31, 2016 and 2015, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.4% had been rated by at least one nationally recognized statistical rating organization and 1.6% were unrated, based on the fair value as of December 31, 2016.  Of the general obligation bonds in the Company’s portfolio, 97.6% had been rated by at least one nationally recognized statistical rating organization and 2.4% were unrated, based on the fair value as of December 31, 2015.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Indiana	10	$11,207	$11,244	$1,124
Illinois	7	7,321	7,275	1,039
Other	22	17,158	17,102	777
Total revenue bonds	39	$35,686	$35,621	$913

December 31, 2015:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
	(dollars in thousands)
Indiana	9	$10,187	$10,173	$1,130
Illinois	7	8,450	8,478	1,211
Other	21	15,766	15,770	751
Total revenue bonds	37	$34,403	$34,421	$930

The revenue bonds are diversified across many issuers and revenue sources with $3.5 million and $3.0 million being the largest exposure to a single issuer at each of December 31, 2016 and 2015, respectively.  Accordingly, as of December 31, 2016 and 2015, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2016.  All of the revenue bonds in the Company’s portfolio had been rated by at least one nationally recognized statistical rating organization as of December 31, 2015.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

Substantially all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary bank, which has adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary bank’s Total Capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of Total Capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.  The investment policy states fixed income investments that are not Office of the Comptroller of the Currency Type 1 securities (U.S. Treasuries, agencies, municipal government general obligation and, for well-capitalized institutions, most municipal revenue bonds) should be analyzed prior to acquisition to determine that (1) the security has low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.

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

Note 5.  Loans held for sale

Loans held for sale totaled $256.3 million at December 31, 2016 compared to $9.4 million at December 31, 2015.  Effective January 1, 2016, the Company elected to account for all loans held for sale at fair value.  Prior to this change, the Company accounted for loans held for sale at the lower of cost or fair value.  Further, beginning on January 1, 2016, the Company prospectively adopted an alternative conforming approach to the accounting for loan fees and costs for mortgage loans held for sale, which reclassifies origination costs, including related compensation expense from salaries, wages and employee benefits, to mortgage revenue.  The amount of loans held for sale significantly increased from December 31, 2015, as the acquisition of Pulaski significantly expanded the Company’s mortgage operations.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

December 31, 2016
Premiums received on sales of mortgage loans, including fair value adjustments	$43,119
Less direct origination costs	(32,793)
Less provisions to liability for loans sold	(175)
Mortgage servicing revenues	1,801
Mortgage revenue	$11,952

For 2015 and 2014, mortgage revenue was $7.2 million and $6.1 million, respectively, as a result of premiums received on sales of mortgage loans and mortgage servicing revenues.

Note 6.  Mortgage Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets. These unpaid principal balances were $1.43 billion and $1.46 billion as of December 31, 2016 and 2015, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.  Mortgage servicing revenues, a component of mortgage revenue, is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets in the accompanying Consolidated Balance Sheets at December 31, 2016 and 2015, was $3.1 million and $3.5 million, respectively. The fair values of these servicing rights were $7.8 million and $5.9 million, respectively, at December 31, 2016 and 2015.  The following summarizes mortgage servicing rights capitalized and amortized (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014

Mortgage servicing rights capitalized	$1,488	$1,361	$983
Mortgage servicing rights amortized	$1,921	$2,146	$2,228

Note 7.  Portfolio loans

Distributions of portfolio loans were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Commercial	$959,888	$656,576
Commercial real estate	1,654,164	1,208,429
Real estate construction	182,078	96,568
Retail real estate	1,069,060	651,191
Retail other	13,710	14,975
Portfolio loans	$3,878,900	$2,627,739

Less allowance for loan losses	47,795	47,487
Net portfolio loans	$3,831,105	$2,580,252

Net portfolio loans increased $1.25 billion as of December 31, 2016 as compared to December 31, 2015 primarily as a result of the Pulaski acquisition.  Net deferred loan origination costs included in the tables above were $2.5 million as of December 31, 2016 and $0.9 million as of December 31, 2015.  Net accretable purchase accounting adjustments included in the table above reduced loans by $12.7 million as of December 31, 2016 and $2.2 million as of December 31, 2015.

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices.  Loans might be originated outside of these areas, but such loans are generally residential mortgage loans originated for sale in the secondary market and reported in loans held for sale balances or to existing customers of the Bank.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy Pulaski loans are similar in nature to Busey Bank’s policies and the Company is migrating Pulaski’s portfolio towards the Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Company’s loan underwriting decisions.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  In 2016, the Company sold substantially all if its fixed rate retail real estate loans to secondary market purchasers and intends to do the same in 2017.  As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $3.72 billion at December 31, 2016, compared to $2.46 billion at December 31, 2015.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful, totaled $165.5 million at December 31, 2016, compared to $166.8 million at December 31, 2015.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and non-posted and clearings):

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
	(dollars in thousands)
Commercial	$826,163	$70,260	$26,951	$26,941	$11,685
Commercial real estate	1,507,513	69,145	40,775	35,385	5,154
Real estate construction	134,574	39,936	8,033	994	47
Retail real estate	1,050,671	6,586	2,793	2,158	4,484
Retail other	13,691	27	2	—	53
Total	$3,532,612	$185,954	$78,554	$65,478	$21,423

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful
	(dollars in thousands)
Commercial	$553,294	$57,703	$27,142	$10,966	$7,617
Commercial real estate	1,068,568	58,238	51,418	29,781	1,496
Real estate construction	65,284	15,053	14,755	1,157	366
Retail real estate	607,398	21,637	13,974	4,204	3,139
Retail other	14,172	64	644	—	130
Total	$2,308,716	$152,695	$107,933	$46,108	$12,748

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

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows:

	December 31, 2016
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Commercial	$165	$363	$37	$11,685
Commercial real estate	478	256	—	5,154
Real estate construction	—	—	—	47
Retail real estate	2,394	364	94	4,484
Retail other	55	15	—	53
Total	$3,092	$998	$131	$21,423

	December 31, 2015
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Commercial	$598	$162	$15	$7,617
Commercial real estate	1,037	27	—	1,496
Real estate construction	—	—	—	366
Retail real estate	1,278	160	—	3,139
Retail other	19	1	—	130
Total	$2,932	$350	$15	$12,748

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

The gross interest income that would have been recorded in the years ended December 31, 2016, 2015 and 2014 if impaired loans had been current in accordance with their original terms was approximately $0.9 million, $0.4 million, and $0.8 million, respectively.  The amount of interest collected on impaired loans and recognized on a cash basis that was included in interest income was insignificant in 2016, $1.0 million in 2015 and insignificant in 2014.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing. A summary of restructured loans as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$10,593	$8,770
30 – 89 days past due	59	60
Included in non-performing loans	1,285	643
Total	$11,937	$9,473

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

Performing loans classified as a TDR during the three months ended December 31, 2016 included one commercial real estate modification for short-term principal payment relief, with a recorded investment of $3.0 million.  Performing loans classified as TDRs during the twelve months ended December 31, 2016 included four commercial real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $3.3 million and three retail real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $0.4 million.

Performing loans classified as TDRs during the three months ended December 31, 2015 included one retail real estate modification for short-term principal payment relief, with a recorded investment of $0.2 million, one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million and one retail other modification for short-term interest rate relief, with a recorded investment of $0.1 million.  Performing loans classified as TDRs during the twelve months ended December 31, 2015 included one commercial modification for short-term principal payment relief, with a recorded investment of $0.2 million, one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million, four retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.4 million, and one retail other modification for short-term interest rate relief, with a recorded investment of $0.1 million.

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2016 and 2015 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended December 31, 2016.  TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults during the twelve months ended December 31, 2016 consisted of one retail real estate modification totaling $0.1 million and one insignificant retail other modification.

There were no TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three months ended December 31, 2015.  TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the twelve months ended December 31, 2015 consisted of one commercial modification totaling $0.3 million.

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$16,955	$8,060	$3,835	$11,895	$1,535	$10,127
Commercial real estate	12,922	9,036	3,118	12,154	1,778	8,939
Real estate construction	518	483	11	494	11	793
Retail real estate	13,112	11,733	385	12,118	140	13,102
Retail other	139	53	3	56	3	171
Total	$43,646	$29,365	$7,352	$36,717	$3,467	$33,132

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$14,302	$3,362	$8,238	$11,600	$3,304	$4,482
Commercial real estate	5,865	4,018	1,363	5,381	459	8,700
Real estate construction	1,569	830	29	859	29	833
Retail real estate	12,378	11,108	452	11,560	152	12,070
Retail other	272	233	5	238	5	261
Total	$34,386	$19,551	$10,087	$29,638	$3,949	$26,346

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2016 and 2015.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of December 31, 2016, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of December 31, 2016, the Company believed this reserve remained adequate.

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

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the fourth quarter of 2016, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of December 31, 2016 totaled approximately $1.0 billion.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)

Balance, beginning of year	$47,487	$47,453	$47,567
Provision for loan losses	5,550	1,600	2,000
Loan balances charged-off	(9,656)	(4,694)	(7,371)
Recoveries applicable to loan balances previously charged-off	4,414	3,128	5,257

Balance, end of year	$47,795	$47,487	$47,453

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan losses	5,520	2,366	(310)	(2,277)	251	5,550
Charged-off	(6,598)	(470)	(24)	(2,106)	(458)	(9,656)
Recoveries	1,266	123	441	2,317	267	4,414
Ending Balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$10,041	$20,639	$2,795	$13,662	$316	$47,453
Provision for loan losses	4,016	(2,064)	(1,316)	857	107	1,600
Charged-off	(1,333)	(1,462)	—	(1,534)	(365)	(4,694)
Recoveries	391	1,491	284	729	233	3,128
Ending Balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487

	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Beginning balance	$10,378	$22,112	$3,708	$11,149	$220	$47,567
Provision for loan losses	1,243	(2,679)	(1,799)	4,921	314	2,000
Charged-off	(1,990)	(1,173)	(726)	(3,052)	(430)	(7,371)
Recoveries	410	2,379	1,612	644	212	5,257
Ending Balance	$10,041	$20,639	$2,795	$13,662	$316	$47,453

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category:

	As of December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$1,535	$1,778	$11	$140	$3	$3,467
Loans collectively evaluated for impairment	11,768	18,845	1,859	11,508	348	44,328
Ending Balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

Loans:
Loans individually evaluated for impairment	$11,834	$11,147	$494	$11,644	$56	$35,175
Loans collectively evaluated for impairment	947,993	1,642,010	181,584	1,056,942	13,654	3,842,183
PCI loans evaluated for Impairment	61	1,007	—	474	—	1,542
Ending Balance	$959,888	$1,654,164	$182,078	$1,069,060	$13,710	$3,878,900

	As of December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Amount allocated to:
Loans individually evaluated for impairment	$3,304	$459	$29	$152	$5	$3,949
Loans collectively evaluated for impairment	9,811	18,145	1,734	13,562	286	43,538
Ending Balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487

Loans:
Loans individually evaluated for impairment	$11,600	$5,005	$527	$11,560	$238	$28,930
Loans collectively evaluated for impairment	644,976	1,203,048	95,709	639,631	14,737	2,598,101
PCI loans evaluated for Impairment	—	376	332	—	—	708
Ending Balance	$656,576	$1,208,429	$96,568	$651,191	$14,975	$2,627,739

Note 8. OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At December 31, 2016, the Company held $2.0 million in commercial OREO, $0.5 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2015, the Company held $0.5 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2016 the Company had $1.0 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(dollars in thousands)
OREO:
Beginning balance	$783	$216
Additions, transfers from loans	2,775	1,251
Additions, fair value from Herget Financial acquisition	—	284
Additions, fair value from Pulaski acquisition	2,488	—
Proceeds from sales of OREO	(4,498)	(1,090)
Gain on sales of OREO	999	122
Valuation allowance for OREO	(29)	—
Ending balance	$2,518	$783

Note 9.  Premises and Equipment, net

Premises and equipment, net are summarized as follows:

	December 31,
	2016	2015
	(dollars in thousands)

Land and improvements	$26,484	$21,950
Buildings and improvements	73,484	64,270
Furniture and equipment	37,543	34,039
	137,511	120,259
Less accumulated depreciation	59,650	57,171
Total premises and equipment, net	$77,861	$63,088

Premises and equipment, net was impacted by the Pulaski acquisition.  Depreciation expense was $7.3 million, $5.7 million, and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 10. Goodwill and Other Intangible Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  As part of this analysis, the reporting unit’s carrying value is compared to its fair value.

The Company’s goodwill is associated with its three operating segments, Banking, Remittance Processing and Wealth Management.  Based on the impairment testing performed at December 31, 2016, there were no indicators of potential impairment based on the estimated fair value of those operating segments. All three operating segments have sustained quarterly and annual profits. However, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually. The evaluation may result in impairment.

During 2016, the Company recorded goodwill totaling $77.3 million and other intangible assets totaling $15.5 million in connection with the acquisition of Pulaski, both in the Banking segment.  During 2015, the Company recorded goodwill totaling $4.8 million in the Banking segment and other intangible assets totaling $3.0 million in the Banking segment and $0.9 million in the Wealth Management segment in connection with the acquisition of Herget Financial.  The carrying amount of goodwill by operating segment, at December 31, 2016 and 2015 is as follows:

	Balance at	Balance at
Goodwill:	December 31, 2016	December 31, 2015
	(dollars in thousands)
Banking	$82,128	$4,824
Remittance Processing	8,992	8,992
Wealth Management	11,694	11,694
Total goodwill	$102,814	$25,510

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 14 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2016	2016 Amortization	Balance at December 31, 2015	2015 Amortization
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangible assets	$17,338	$3,361	$5,231	$2,060
Customer relationship intangible assets	1,124	1,077	2,201	1,132
	$18,462	$4,438	$7,432	$3,192

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2016:
Gross carrying amount	$38,467	$12,220
Accumulated amortization	21,129	11,096
	$17,338	$1,124

Estimated amortization expense on balance at December 31, 2016:
2017	$3,190	$663
2018	2,143	115
2019	1,986	98
2020	1,826	82
2021	1,666	66
Thereafter	6,527	100
	$17,338	$1,124

Note 11.  Deposits

The composition of deposits is as follows:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Demand deposits, noninterest-bearing	$1,134,133	$881,685
Interest-bearing transaction deposits, saving deposits and money market deposits	2,453,965	1,949,370
Time deposits	786,200	458,051
Total	$4,374,298	$3,289,106

Deposit growth was impacted in 2016 by the April 30, 2016 Pulaski acquisition.  Interest-bearing transaction deposits included $36.9 million and $7.8 million of reciprocal brokered transaction deposits at December 31, 2016 and 2015, respectively.  Savings deposits included $22.2 million of reciprocal brokered deposits at December 31, 2016.  There were no reciprocal brokered deposits in savings deposits at December 31, 2015.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $350.7 million and $128.1 million at December 31, 2016 and 2015, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $70.7 million and $23.2 million at December 31, 2016 and 2015, respectively.  National deposits of $0.1 million and $0.4 million were included in the balance of time deposits as of December 31, 2016 and 2015, respectively.  The Company had reciprocal brokered time deposits of $93.4 million and $0.4 million at December 31, 2016 and 2015, respectively, included in the balance of time deposits.  Further, the Company had brokered deposits of $5.0 million at December 31, 2016, which are included in the balance of time deposits.  There were no brokered deposits at December 31, 2015.

As of December 31, 2016, the scheduled maturities of time deposits are as follows (dollars in thousands):

2017	$539,341
2018	151,415
2019	59,313
2020	16,459
2021	19,577
Thereafter	95
$786,200

Note 12.  Borrowings

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  The Company had no federal funds purchased at December 31, 2016 and 2015; however, during 2016 the Company purchased federal funds to test operational availability to access funds if needed.

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

On November 18, 2016, the Company entered into Amendment No. 1 to a credit agreement with a national bank to extend a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2017.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on December 31, 2016 and 2015; however, during 2016 the Company drew on the loan.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Securities sold under agreements to repurchase
Balance at end of period	$189,157	$172,972
Weighted average interest rate at end of period	0.30%	0.18%
Maximum outstanding at any month end in year-to-date period	$216,293	$202,376
Average daily balance for the year-to-date period	$181,474	$179,662
Weighted average interest rate during period(1)	0.22%	0.10%

Short-term borrowings, FHLB advances
Balance at end of period	$75,000	$—
Weighted average interest rate at end of period	0.63%	—%
Maximum outstanding at any month end in year-to-date period	$236,700	$—
Average daily balance for the year-to-date period	$96,698	$—
Weighted average interest rate during period(1)	0.53%	—%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Maximum outstanding at any month end in year-to-date period	$10,000	$—
Average daily balance for the year-to-date period	$2,596	$—
Weighted average interest rate during period(1) (2)	4.78%	—%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

(2)Includes interest and non-usage fee.

Long-term debt is summarized as follows:

	December 31, 2016	December 31, 2015
	(dollars in thousands)

Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$80,000	$80,000

As of December 31, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.35% to 0.54%.  The weighted average rate on these long-term advances was 0.41% as of December 31, 2016.  As of December 31, 2015, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.10% to 0.28%.  The weighted average rate on these long-term advances was 0.15% as of December 31, 2015.

Note 13.  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition, the Company acquired similar statutory trusts maintained by Pulaski.  The Company had $70.9 million and $55.0 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2016 and 2015, respectively.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes, in which case the distributions on the trust preferred securities will also be deferred, for up to five years, but not beyond the stated maturity date. The Company does not expect to exercise this right.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of December 31, 2016, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

Note 14.  Capital

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

CPP Warrant

In connection with the Company’s participation in the CPP, the Company issued to Treasury a warrant to purchase 382,555 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 191,278.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2016, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $30.0 million on October 21, 2016.  The Company expects to seek regulatory approval for additional capital distributions in future periods.  Pulaski Bank had positive retained earnings and was able to pay a dividend to First Busey prior to the bank merger.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and the bank to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the bank, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of December 31, 2016 and 2015, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

The Dodd-Frank Act established minimum capital levels for bank holding companies on a consolidated basis.  The components of Tier 1 capital are restricted to capital instruments that, at the time of signing, were considered to be Tier 1 capital for insured depository institutions.  Under this legislation, the Company is able to maintain its trust preferred securities as Tier 1 capital, but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital through the issuance of trust preferred securities in the future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule required by the Dodd-Frank Act.  The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1.0 billion).  The Basel III Rule not only increased most of the required minimum regulatory capital ratios, but they also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rule also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that generally qualified as Tier 1 Capital under the old guidelines no longer qualify, or their qualifications will change, as the Basel III Rule is being fully implemented.

The Basel III Rule also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital.  First Busey and Busey Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a Common Equity Tier 1 capital conservation buffer of 2.5% of risk weighted assets which is in addition to the other minimum risk based capital standards in the rule. Failure to maintain the buffer will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.  The capital buffer requirement is being phased-in over three years beginning in 2016.  The table below includes the 0.625% increase for 2016 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of December 31, 2016, the Company and Busey Bank were in compliance with the current phase of the Basel III Rule and management believes that the Company and Busey Bank would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect.

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$605,988	14.04%	$372,342	8.625%	$431,701	10.00%
Busey Bank	$550,813	12.86%	$369,363	8.625%	$428,247	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$557,862	12.92%	$286,002	6.625%	$345,361	8.00%
Busey Bank	$502,687	11.74%	$283,714	6.625%	$342,598	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$484,246	11.22%	$221,247	5.125%	$280,606	6.50%
Busey Bank	$502,687	11.74%	$219,477	5.125%	$278,361	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$557,862	10.45%	$213,578	4.00%	N/A	N/A
Busey Bank	$502,687	9.45%	$212,766	4.00%	$265,957	5.00%

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Consolidated	$431,689	14.55%	$237,404	8.00%	$296,754	10.00%
Busey Bank	$396,428	13.45%	$235,741	8.00%	$294,676	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$394,240	13.29%	$178,053	6.00%	$237,404	8.00%
Busey Bank	$359,228	12.19%	$176,806	6.00%	$235,741	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$341,828	11.52%	$133,540	4.50%	$192,890	6.50%
Busey Bank	$359,228	12.19%	$132,604	4.50%	$191,540	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$394,240	10.13%	$155,653	4.00%	N/A	N/A
Busey Bank	$359,228	9.32%	$154,145	4.00%	$192,681	5.00%

Note 15.  Income Taxes

The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Current	$16,271	$17,839	$4,830
Deferred	10,452	2,857	12,704

Total income tax expense	$26,723	$20,696	$17,534

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2016	2015	2014
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss
Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(2.4)%	(2.3)%	(2.6)%
State income taxes, net	4.3%	4.2%	5.7%
Income on bank owned life insurance	(1.0)%	(1.2)%	(1.0)%
Other, net	(0.9)%	(1.0)%	(2.2)%
	35.0%	34.7%	34.9%

Net deferred taxes at December 31, 2016 and 2015 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$19,988	$18,939
Stock-based compensation	2,396	1,461
Deferred compensation	2,748	2,189
Affordable housing partnerships and other investments	929	2,454
Purchase accounting adjustments	7,186	1,308
Accrued vacation	729	579
Employee costs	2,044	703
Other	1,097	699
	$37,117	$28,332
Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(24)	$(1,563)
Other, net	(639)	(641)
Basis in premises and equipment	(1,468)	(1,887)
Affordable housing partnerships and other investments	(2,110)	(1,560)
Purchase accounting adjustments	(2,242)	(645)
Mortgage servicing assets	(1,228)	(1,386)
Basis in core deposit and customer intangible assets	(7,377)	(2,967)
Deferred loan origination costs	(2,765)	(359)
	$(17,853)	$(11,008)
Net operating loss carryforward, net of valuation allowance	960	4,314
Net deferred tax assets	$20,224	$21,638

At December 31, 2016, the Company had an Illinois net operating loss carryforward of $1.0 million, or approximately $13.0 million pre-tax.  At December 31, 2015, the Company had an Illinois net operating loss carryforward of $4.3 million, or approximately $59.0 million pre-tax.  This net operating loss carryforward will expire in 2022.

At December 31, 2016, the Company also had a Florida net operating loss carryforward of $0.3 million, which will begin to expire in 2030. Due to the uncertainty as to whether the Company will be able to fully realize the Florida carryforward, the Company has a full valuation allowance of $0.3 million related to this net operating loss carryforward.  At December 31, 2015, the Company had a Florida net operating loss carryforward of $0.6 million with a full valuation allowance.

In addition, the Company had capital loss carryforwards of $0.4 million in relation to Pulaski at December 31, 2016, that are projected to expire prior to their utilization.  Due to the uncertainty as to whether the Company will be able to fully realize the carryforwards, the Company has a full valuation allowance of $0.4 million related to these capital loss carryforwards. There was no valuation allowance related to capital loss carryforwards at December 31, 2015.  Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no additional valuation allowance is required for any other deferred tax assets as of December 31, 2016 and 2015, although there is no guarantee that those assets will be recognizable in future periods.

Note 16.  Employee Benefit Plans

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

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 136,840 worth $4.2 million and 144,641 worth $3.0 million at December 31, 2016 and 2015, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and associated fair values were 48,222 worth $1.5 million and 50,989 worth $1.1 million at December 31, 2016 and 2015, respectively.

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately.  Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)

Total employee benefits	$4,289	$2,584	$2,636

The Company sponsors deferred compensation plans for executive officers for deferral of compensation. While current participants in the deferred compensation plan are permitted to continue participating in the plan, it is not currently open to new participants.  The deferred compensation expense reported was $0.3 million for the years ended December 31, 2016, 2015 and 2014. The deferred compensation liability was $6.8 million at December 31, 2016, $5.5 million at December 31, 2015, and $5.1 million at December 31, 2014.  The 2016 deferred compensation liability includes $1.1 million related to the Pulaski acquisition which was distributed in January 2017.

Note 17.  Share-based Compensation

Overview

During the first quarter of 2010, the Company adopted the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 19, 2010.  During the second quarter of 2015, the Company adopted an amendment to revise some technical terms to the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 20, 2015.

Subject to permitted adjustments for certain corporate transactions, the maximum number of shares that may be delivered to participants, or their beneficiaries, under the 2010 Equity Plan is 1,333,333 shares of First Busey common stock. To the extent that any shares of stock covered by an award (including non-vested stock awards) under the 2010 Equity Plan, or the prior plans, are not delivered for any reason, including because the award is forfeited, canceled, settled in cash or shares are withheld to satisfy tax withholding requirements, such shares will not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery and will again become available for usage under the 2010 Equity Plan. If any option granted under the 2010 Equity Plan is exercised by tendering shares of stock, only the number of shares of stock issued net of the shares of stock tendered shall be counted for purposes of these limitations.  Any shares covered under the terms of a prior plan award that would otherwise become available for reuse under the terms of the prior plan will become available for issuance under the 2010 Equity Plan.

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of December 31, 2016, the Company held 633,232 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At December 31, 2016 the Company had 333,334 shares that may yet be purchased under the plan.

Stock Option Plan

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

A summary of the status of the Company’s stock option awards for the years ended December 31, 2016, 2015, and 2014, and the changes during the years ended on those dates is as follows:

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	96,568	$43.64	170,026	$48.99	232,109	$51.66
Converted options from Pulaski	309,700	13.29	—	—	—	—
Granted	—	—	—	—	—	—
Exercised	(145,774)	15.09	—	—	—	—
Forfeited	(394)	13.87	(517)	58.23	(8,267)	57.75
Expired	(50,718)	58.23	(72,941)	55.99	(53,816)	59.22
Outstanding at end of year	209,382	$15.13	96,568	$43.64	170,026	$48.99

Exercisable at end of year	209,382	$15.13	96,568	$43.64	170,026	$48.99

The following table summarizes information about stock options outstanding at December 31, 2016:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value

$6.00-15.00	177,083	$11.76	1.77		177,083
15.01-20.00	3,949	15.20	1.11		3,949
20.01-22.60	17,500	22.59	2.50		17,500
22.61-58.05	10,850	58.05	0.54		10,850
	209,382	$15.13	1.76	$3,572	209,382	$3,572

The Company did not record any stock option compensation expense during 2016, 2015 or 2014.  As of December 31, 2016, the Company has no unrecognized stock option expense.

Restricted Stock Unit Plan

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

A summary of the changes in the Company’s RSUs for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	424,930	$17.10	394,624	$15.67	306,643	$14.91
Converted units from Pulaski	53,004	14.25	—	—	—	—
Reclass to DSUs	—	—	—	—	(1,653)	15.12
Granted	126,669	22.44	108,945	20.07	101,426	17.52
Dividend equivalents earned	14,935	21.09	13,089	19.31	11,722	16.86
Vested	(54,913)	14.61	(73,777)	14.48	(8,811)	14.46
Forfeited	(12,015)	15.19	(17,951)	16.21	(14,703)	14.19
Outstanding at end of year	552,610	$18.45	424,930	$17.10	394,624	$15.67

Dividends related to the converted units from Pulaski are accrued and will be paid in cash upon vesting.  All other recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company issued 43,396, 59,983 and 6,206 treasury shares in conjunction with the vesting of RSUs in 2016, 2015 and 2014, respectively.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

On July 11, 2016, under the terms of the 2010 Equity Incentive Plan, the Company granted 126,669 RSUs to members of management.  As the stock price on the grant date of July 11, 2016 was $22.44, total compensation cost to be recognized is $2.8 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

A description of RSUs granted in 2015 and 2014 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014.

Deferred Stock Unit Plan

A summary of the changes in the Company’s DSUs for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	24,763	$19.25	18,581	$17.31	9,685	$15.15
Reclass from RSUs	—	—	—	—	1,653	15.12
Granted	22,428	22.44	17,899	20.07	16,566	17.52
Dividend equivalents earned	2,576	21.20	1,872	19.40	1,347	16.89
Vested	(14,729)	20.18	(13,589)	17.69	(10,670)	15.30
Forfeited	—	—	—	—	—	—
Non-vested at end of year	35,038	$21.04	24,763	$19.25	18,581	$17.31
Outstanding at end of year	93,459	$18.54	68,456	$17.16	48,686	$16.02

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

A description of DSUs granted in 2015 and 2014 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014.

The Company recognized $1.8 million, $1.4 million and $1.2 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $5.8 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.5 years.

Note 18.  Transactions with Related Parties

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2016 (dollars in thousands):

Balance at beginning of year	$57,125
Addition due to change in relationship	1,197
New loans/advances	16,206
Repayments	(26,214)
Other	231
Balance at end of year	$48,545

Total unused commitments to directors and executive officers were $24.5 million at December 31, 2016.

Note 19.  Outstanding Commitments and Contingent Liabilities

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

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$875,077	$618,551
Standby letters of credit	20,145	15,325

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2016 and 2015, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

Lease Commitments

At December 31, 2016, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $2.7 million, $1.5 million, and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Rent commitments before considering renewal options that generally are present, were as follows at December 31, 2016 (dollars in thousands):

2017	$2,711
2018	2,218
2019	1,723
2020	1,313
2021	532
Thereafter	1,566
$10,063

Note 20. Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and foreign currency forward contracts.  The Pulaski acquisition impacted the Company’s activity of interest rate lock commitments and forward sales commitments, therefore, 2015 amounts are insignificant.  See “Note 21. Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At December 31, 2016, the Company had issued $149.9 million of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At December 31, 2016, the Company had issued $400.0 million of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of these derivative assets and liabilities recorded in the consolidated balance sheets at December 31, 2016 are summarized as follows (dollars in thousands):

December 31, 2016
Fair value recorded in other assets	$6,403
Fair value recorded in other liabilities	3,098

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the twelve months ended December 31, 2016 are summarized as follows (dollars in thousands):

December 31, 2016
Gross gains	$25,270
Gross losses	(24,783)
Net gains	$487

At December 31, 2016, the impact of the net gain on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors was almost entirely offset by a corresponding decrease in the fair value of loans held for sale.

Foreign Currency Derivatives. The Company has originated certain loan agreements that settle in non-U.S. dollar denominations.  The gross balance of such loans, translated into U.S. dollars, was $0.7 million at December 31, 2016.  The Company enters into foreign currency forward contracts to mitigate the economic effect of fluctuations in foreign currency exchange rates on these non-U.S. dollar denominated loans.  Such foreign currency forward contracts that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements.  While such forward contracts generally served as an economic hedge to certain loans, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.  The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the twelve months ended December 31, 2016 and 2015 was insignificant.

The notional amount and fair values, denominated in U.S. dollars, of open foreign currency forward contracts were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Notional amount	$742	$3,466
Fair value recorded in other assets	—	4
Fair value recorded in other liabilities	7	2

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

Note 21. Fair Value Measurements

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

There were no transfers between levels during the year ended December 31, 2016.

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

Loans held for sale. Beginning on January 1, 2016, the Company elected to adopt the fair value option for all residential mortgage loans held for sale and to account for such loans at their fair values with changes in fair value recognized in earnings, consistent with the provisions in ASC 820.  The Company accounted for held for sale loans that were originated prior to January 1, 2016 under the lower of cost or fair value option, with any corresponding adjustments recorded as a valuation adjustment, if necessary.  Such fair value adjustments are recorded as a component of mortgage revenue in the accompanying Consolidated Financial Statements.  The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as level 2 in the ASC 820 fair value hierarchy.

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  Derivative instruments with positive fair values are reported as assets and derivative instruments with negative fair value are reported as liabilities.  The fair value of derivative assets and liabilities is determined based on prices that are obtained from a third-party.  Values of derivative assets and liabilities are primarily based on observable inputs and are classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2016
Securities available for sale
U.S. Treasury securities	$—	$74,944	$—	$74,944
Obligations of U.S. government corporations and agencies	—	79,127	—	79,127
Obligations of states and political subdivisions	—	154,938	—	154,938
Residential mortgage-backed securities	—	302,249	—	302,249
Corporate debt securities	—	143,343	—	143,343
Mutual funds and other equity securities	5,210	—	—	5,210
Loans
Loans held for sale	—	256,319	—	256,319
Derivative assets
Derivative financial assets	—	6,403	—	6,403
Derivative liabilities
Foreign currency forward contracts	—	7	—	7
Derivative financial liabilities	—	3,098	—	3,098

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2015
Securities available for sale
U.S. Treasury securities	$—	$65,191	$—	$65,191
Obligations of U.S. government corporations and agencies	—	132,605	—	132,605
Obligations of states and political subdivisions	—	178,612	—	178,612
Residential mortgage-backed securities	—	307,549	—	307,549
Corporate debt securities	—	148,805	—	148,805
Mutual funds and other equity securities	2,076	—	—	2,076
Derivative assets
Foreign currency forward contracts	—	4	—	4
Derivative liabilities
Foreign currency forward contracts	—	2	—	2

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
December 31, 2016
Impaired loans	$—	$—	$3,885	$3,885
OREO(1)	—	—	—	—

December 31, 2015
Impaired loans	$—	$—	$6,138	$6,138
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	(dollars in thousands)
December 31, 2016
Impaired loans	$3,885	Appraisal of collateral	Appraisal adjustments	-19.2% to -100.0% (-38.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

December 31, 2015
Impaired loans	$6,138	Appraisal of collateral	Appraisal adjustments	-4.3% to -100.0% (-30.9)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying value for cash and due from banks and federal funds sold approximates fair value and due to the short-term maturity is classified as level 1.  The carrying value approximates fair value for accrued interest receivable and is classified as level 2. The methodologies for other financial assets and financial liabilities are discussed below:

Securities held to maturity

Fair value measurements for securities held to maturity are from an independent pricing service. The independent pricing service evaluations are based on market data.  Securities held to maturity are classified as level 2.

Net portfolio loans

Our performing portfolio loans consist of variable rate, hybrid rate and fixed rate loans. For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying amount. The fair value of hybrid rate and fixed rate loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and are classified as level 3.  Fair value of impaired loans is discussed above.

Mortgage servicing rights

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

Short-term borrowings

The fair value of short-term borrowings, which includes advances from the FHLB, is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics and is classified as level 2 in the ASC 820 fair value hierarchy.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$166,097	$166,097	$319,280	$319,280
Federal funds sold	609	609	—	—
Level 2 inputs:
Securities held to maturity	47,820	47,683	49,832	50,271
Loans held for sale(2)	—	—	9,351	9,492
Accrued interest receivable	15,562	15,562	12,122	12,122
Level 3 inputs:
Net portfolio loans	3,831,105	3,841,760	2,580,252	2,583,458
Mortgage servicing rights	3,074	7,803	3,475	5,896

Financial liabilities:
Level 2 inputs:
Deposits	$4,374,298	$4,368,891	$3,289,106	$3,286,677
Securities sold under agreements to repurchase	189,157	189,157	172,972	172,972
Short-term borrowings	75,000	75,000	—	—
Long-term debt	80,000	80,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,868	70,868	55,000	55,000
Accrued interest payable	987	987	438	438

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

The Company establishes a mortgage repurchase liability related to these events that reflects management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in current and previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.  Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  The difference between the loan’s fair value and the payment made to investors as reimbursement for losses incurred is charged to the mortgage repurchase liability.  Subsequent to repurchase, such loans are carried as portfolio loans on the Company’s balance sheet.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC Topic 310-30.

The liability for loans sold of $2.2 million at December 31, 2016 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

Note 23.  Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing and Wealth Management.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, St. Louis, Missouri metropolitan area, southwest Florida and through its branch in Indianapolis, Indiana.  The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.  The “other” category consists of the Parent Company and the elimination of intercompany transactions. Effective for the year ended December 31, 2015, the Company realigned its operating segments.

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies”. The Company accounts for intersegment revenue and transfers at current market value.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
As of December 31,	2016	2015	2016	2015
Banking	$82,128	$4,824	$5,369,669	$3,944,031
Remittance Processing	8,992	8,992	32,379	30,231
Wealth Management	11,694	11,694	28,351	27,651
Other	—	—	(5,229)	(2,937)
Totals	$102,814	$25,510	$5,425,170	$3,998,976

	Years ended December 31,
	2016	2015	2014
Net interest income:
Banking	$156,374	$112,712	$102,410
Remittance Processing	55	53	52
Wealth Management	266	272	287
Other	(2,035)	(1,222)	(1,173)
Total net interest income	$154,660	$111,815	$101,576

Non-interest income:
Banking	$41,816	$30,933	$29,014
Remittance Processing	11,554	11,332	9,561
Wealth Management	23,563	23,651	22,439
Other	(1,764)	(1,124)	(2,073)
Total non-interest income	$75,169	$64,792	$58,941

Non-interest expense:
Banking	$117,293	$86,672	$82,167
Remittance Processing	8,668	8,526	7,519
Wealth Management	16,484	16,003	14,741
Other	5,417	4,104	3,782
Total non-interest expense	$147,862	$115,305	$108,209

Income before income taxes:
Banking	$75,347	$55,374	$47,257
Remittance Processing	2,941	2,859	2,094
Wealth Management	7,345	7,921	7,986
Other	(9,216)	(6,452)	(7,029)
Total income before income taxes	$76,417	$59,702	$50,308

Net income:
Banking	$48,691	$36,026	$30,744
Remittance Processing	1,758	1,709	1,227
Wealth Management	4,388	4,721	4,701
Other	(5,143)	(3,450)	(3,898)
Total net income	$49,694	$39,006	$32,774

Note 24.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2016	2015
	(dollars in thousands)

ASSETS
Cash and due from subsidiary banks	$27,507	$13,787
Investments in subsidiaries:
Bank	602,197	381,992
Non-bank	25,017	24,867
Premises and equipment, net	301	412
Other assets	17,173	13,919
Total assets	$672,195	$434,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures owed to unconsolidated trusts	$70,868	$55,000
Other liabilities	7,013	6,791
Total liabilities	77,881	61,791

Total stockholders’ equity	594,314	373,186
Total liabilities and stockholders’ equity	$672,195	$434,977

STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Pulaski Bank before bank merger	$8,700	$—	$—
Non-bank	4,000	8,000	2,000
Interest and dividend income	—	—	20
Other income	5,664	5,633	3,475
Total operating income	18,364	13,633	5,495

Expense:
Salaries, wages and employee benefits	8,879	7,658	6,778
Interest expense	2,035	1,223	1,183
Operating expense	3,967	3,203	2,563
Total expense	14,881	12,084	10,524

Income (loss) before income tax benefit and distributions (in excess of) less than net income of subsidiaries	3,483	1,549	(5,029)

Income tax benefit	4,073	3,001	3,131

Income (loss) before distributions less than (in excess of) net income of subsidiaries	7,556	4,550	(1,898)

Distributions less than (in excess of) net income of subsidiaries:
Bank	41,980	37,878	31,991
Non-bank	158	(3,422)	2,681

Net income	$49,694	$39,006	$32,774

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$49,694	$39,006	$32,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	198	114	112
Distributions less than net income of subsidiaries	(42,138)	(34,456)	(34,672)
Stock-based compensation	1,803	1,418	1,187
Changes in assets and liabilities:
Decrease (increase) in other assets	1,057	(4,871)	951
Decrease in other liabilities	(3,690)	(361)	(1,077)
Net cash provided by (used in) operating activities	6,924	850	(725)

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	—	14	—
Net cash received (outlay) for business acquisition	602	(33,759)	—
Purchases of premises and equipment	(3)	(2)	(114)
Net cash provided by (used in) investing activities	599	(33,747)	(114)

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	30,000	60,000	60,000
Redemption of SBLF preferred stock	—	(72,664)	—
Value of shares surrendered upon vesting of restricted stock units to cover tax obligations	(809)	(269)	(45)
Cash dividends paid	(22,748)	(18,619)	(17,224)
Common stock issuance costs	(246)	—	—
Cash payment for fractional shares related to reverse stock split	—	(5)	—
Purchase of treasury stock	—	(6,296)	—
Net cash provided by (used in) financing activities	6,197	(37,853)	42,731

Net increase (decrease) in cash and due from subsidiary banks	13,720	(70,750)	41,892
Cash and cash equivalents, beginning of period	13,787	84,537	42,645

Cash and cash equivalents, ending of period	$27,507	$13,787	$84,537

Note 25.  Unaudited Interim Financial Data

The following table reflects summarized unaudited quarterly data for the periods described (dollars in thousands, except per share data):

	2016
	December 31	September 30	June 30	March 31

Total interest income	$47,639	$47,188	$40,538	$29,524
Total interest expense	3,004	3,057	2,586	1,582
Net interest income	44,635	44,131	37,952	27,942
Provision for loan losses	1,500	1,950	1,100	1,000
Total non-interest income	19,001	20,745	18,577	16,846
Total non-interest expense	44,411	39,415	36,348	27,688
Income before income taxes	17,725	23,511	19,081	16,100
Income taxes	6,270	8,089	6,698	5,666
Net income	$11,455	$15,422	$12,383	$10,434
Preferred stock dividends	—	—	—	—
Net income available to common stockholders	$11,455	$15,422	$12,383	$10,434

Basic earnings per share	$0.30	$0.40	$0.35	$0.36
Diluted earnings per share	$0.30	$0.40	$0.35	$0.36

	2015
	December 31	September 30	June 30	March 31

Total interest income	$31,119	$29,730	$28,910	$28,263
Total interest expense	1,520	1,535	1,559	1,593
Net interest income	29,599	28,195	27,351	26,670
Provision for loan losses	1,000	100	—	500
Total non-interest income	16,315	15,889	16,623	15,965
Total non-interest expense	28,363	27,950	28,445	30,547
Income before income taxes	16,551	16,034	15,529	11,588
Income taxes	5,868	5,408	5,593	3,827
Net income	$10,683	$10,626	$9,936	$7,761
Preferred stock dividends	155	182	181	182
Net income available to common stockholders	$10,528	$10,444	$9,755	$7,579

Basic earnings per share	$0.37	$0.36	$0.34	$0.26
Diluted earnings per share	$0.36	$0.36	$0.33	$0.26