Form 10-Q
period 2017-03-31
FIRST BUSEY CORP /NV/
filed 2017-05-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common Stock, $.001 par value	38,244,696

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2017 $354,822; 2016 $75,006)	$439,511	$166,097
Federal funds sold	—	609
Cash and cash equivalents	$439,511	$166,706

Securities available for sale, at fair value	654,216	759,811
Securities held to maturity, at amortized cost	89,660	47,820
Loans held for sale	96,444	256,319
Portfolio loans (net of allowance for loan losses 2017 $48,442; 2016 $47,795)	3,824,510	3,831,105
Premises and equipment, net	77,967	77,861
Goodwill	102,814	102,814
Other intangible assets, net	17,255	18,462
Cash surrender value of bank owned life insurance	80,068	79,720
Deferred tax asset, net	19,284	20,224
Other assets	37,206	64,328
Total assets	$5,438,935	$5,425,170
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,206,324	$1,134,133
Interest-bearing	3,279,219	3,240,165
Total deposits	$4,485,543	$4,374,298

Securities sold under agreements to repurchase	163,081	189,157
Short-term borrowings	—	75,000
Long-term debt	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,903	70,868
Other liabilities	37,061	41,533
Total liabilities	$4,836,588	$4,830,856

Commitments and contingencies (See “Note 14: Outstanding Commitments and Contingent Liabilities”)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2017 and 2016 38,869,519	39	39
Additional paid-in capital	780,427	781,716
Accumulated deficit	(155,507)	(163,689)
Accumulated other comprehensive (loss) income	(135)	36
Total stockholders’ equity before treasury stock	$624,824	$618,102

Common stock shares held in treasury at cost, 2017 626,408; 2016 633,232	(22,477)	(23,788)
Total stockholders’ equity	$602,347	$594,314
Total liabilities and stockholders’ equity	$5,438,935	$5,425,170

Common shares outstanding at period end	38,243,111	38,236,287

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$40,597	$25,144
Interest and dividends on investment securities:
Taxable interest income	3,603	3,611
Non-taxable interest income	727	769
Total interest income	$44,927	$29,524
Interest expense:
Deposits	$2,044	$1,107
Federal funds purchased and securities sold under agreements to repurchase	123	82
Short-term borrowings	47	13
Long-term debt	113	43
Junior subordinated debt owed to unconsolidated trusts	587	337
Total interest expense	$2,914	$1,582
Net interest income	$42,013	$27,942
Provision for loan losses	500	1,000
Net interest income after provision for loan losses	$41,513	$26,942
Non-interest income:
Trust fees	$6,190	$5,547
Commissions and brokers’ fees, net	722	668
Remittance processing	2,845	2,925
Service charges on deposit accounts	4,075	3,125
Other service charges and fees	1,911	1,581
Mortgage revenue	2,134	880
Security gains, net	857	1,067
Other	1,280	1,053
Total non-interest income	$20,014	$16,846
Non-interest expense:
Salaries, wages and employee benefits	$21,890	$15,366
Net occupancy expense of premises	3,185	2,167
Furniture and equipment expenses	1,619	1,084
Data processing	3,598	3,232
Amortization of intangible assets	1,207	766
Regulatory expense	592	588
Other	5,528	4,485
Total non-interest expense	$37,619	$27,688
Income before income taxes	$23,908	$16,100
Income taxes	8,738	5,666
Net income	$15,170	$10,434
Basic earnings per common share	$0.40	$0.36
Diluted earnings per common share	$0.39	$0.36
Dividends declared per share of common stock	$0.18	$0.17

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)

Net income	$15,170	$10,434
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized net gains on securities:
Unrealized net holding gains arising during period	$573	$7,699
Reclassification adjustment for (gains) included in net income	(857)	(1,067)
Other comprehensive (loss) income, before tax	$(284)	$6,632
Income tax (benefit) expense related to items of other comprehensive income	(113)	2,655
Other comprehensive (loss) income, net of tax	$(171)	$3,977
Comprehensive income	$14,999	$14,411

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (loss)	Stock	Total
Balance, December 31, 2015	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	10,434	—	—	10,434
Other comprehensive income	—	—	—	3,977	—	3,977
Issuance of treasury stock for employee stock purchase plan	—	(370)	—	—	533	163
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(78)	—	—	72	(6)
Cash dividends common stock at $0.17 per share	—	—	(4,879)	—	—	(4,879)
Stock dividend equivalents restricted stock units at $0.17 per share	—	82	(82)	—	—	—
Stock-based employee compensation	—	389	—	—	—	389

Balance, March 31, 2016	$29	$591,076	$(184,792)	$6,317	$(29,366)	$383,264

Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	15,170	—	—	15,170
Other comprehensive loss	—	—	—	(171)	—	(171)
Issuance of treasury stock for employee stock purchase plan	—	(239)	—	—	439	200
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(1,017)	—	—	914	(103)
Net issuance of stock options exercised, net of shares redeemed	—	(681)	—	—	818	137
Cash dividends common stock at $0.18 per share	—	—	(6,879)	—	—	(6,879)
Stock dividend equivalents restricted stock units at $0.18 per share	—	103	(103)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.18 per share	—	—	(6)	—	—	(6)
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Stock-based employee compensation	—	545	—	—	—	545

Balance, March 31, 2017	$39	$780,427	$(155,507)	$(135)	$(22,477)	$602,347

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$15,170	$10,434
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	545	389
Depreciation	1,949	1,408
Amortization of intangible assets	1,207	766
Provision for loan losses	500	1,000
Provision for deferred income taxes	1,053	1,398
Amortization of security premiums and discounts, net	1,334	1,924
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(99)	—
Accretion of premiums and discounts on portfolio loans, net	(1,748)	(247)
Net security gains	(857)	(1,067)
Gain on sales of mortgage loans, net of origination costs	(13,964)	(399)
Mortgage loans originated for sale	(325,525)	(35,677)
Proceeds from sales of mortgage loans	493,621	32,484
Net gains on disposition of premises and equipment	(4)	(9)
Increase in cash surrender value of bank owned life insurance	(348)	(194)
Change in assets and liabilities:
Decrease (increase) in other assets	14,372	(1,176)
Decrease in other liabilities	(6,943)	(3,022)
Decrease in interest payable	(94)	(15)
Decrease (increase) in income taxes receivable	6,401	(1,015)
Net cash provided by operating activities before activities	$186,570	$6,982

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	121,993	35,588
Proceeds from maturities of securities classified available for sale	47,872	49,608
Proceeds from maturities of securities classified held to maturity	874	503
Purchase of securities classified available for sale	(64,619)	(23,106)
Purchase of securities classified held to maturity	(43,126)	—
Net decrease in portfolio loans	13,396	52,060
Proceeds from disposition of premises and equipment	44	12
Proceeds from sale of other real estate owned (“OREO”) properties	3,229	366
Purchases of premises and equipment	(2,095)	(1,235)
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock	6,365	—
Net cash provided by investing activities	$83,933	$113,796

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(23,588)	$(16,717)
Net increase (decrease) in demand, money market and savings deposits	134,967	(90,661)
Repayment of short-term borrowings	(75,000)	—
Cash dividends paid	(6,879)	(4,879)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	(1,259)	(10)
Proceeds from stock options exercised	137	—
Net decrease in securities sold under agreements to repurchase	(26,076)	(6,831)
Net cash provided by (used in) financing activities	$2,302	$(119,098)
Net increase in cash and cash equivalents	$272,805	$1,680
Cash and cash equivalents, beginning of period	$166,706	$319,280
Cash and cash equivalents, ending of period	$439,511	$320,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$3,008	$1,591
Income taxes	$58	$5,200
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	$190	$41

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q, and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 on file with the SEC.

The accompanying Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited Consolidated Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

On April 30, 2016, First Busey acquired Pulaski Financial Corp., a Missouri corporation (“Pulaski”), and its wholly-owned bank subsidiary, Pulaski Bank, National Association (“Pulaski Bank”).  First Busey operated Pulaski Bank as a separate banking subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.  The unaudited Consolidated Financial Statements include the accounts of the Company, Busey Bank and Busey Bank’s wholly owned subsidiaries, FirsTech, Inc. and Pulaski Service Corporation (as of the date of acquisition, April 30, 2016) and Busey Wealth Management, Inc. and its wholly owned subsidiary, Busey Trust Company.  All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

On February 6, 2017, the Company entered into an Agreement and Plan of Merger (“Merger Agreement FCFP”) with First Community Financial Partners, Inc., an Illinois corporation (“First Community”), pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation (“Merger FCFP”).  It is anticipated that First Community Financial Bank, First Community’s wholly-owned bank subsidiary, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank. Merger FCFP is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in Merger Agreement FCFP, including the approval of the appropriate regulatory authorities and the stockholders of First Community.  First Community’s special meeting of stockholders to approve Merger FCFP is scheduled for June 7, 2017.  First Busey has received approval of Merger FCFP from the Board of Governors of the Federal Reserve System, contingent on First Busey receiving all other regulatory approvals, including approval from the bank regulators of the bank merger.  As of March 31, 2017, First Community had total consolidated assets of $1.3 billion, total loans of $1.1 billion and total deposits of $1.1 billion.  See “Note 2:  Acquisitions” for further information relating to this planned acquisition.

Further, on March 13, 2017, the Company entered into an Agreement and Plan of Merger (“Merger Agreement MIB”) with Mid Illinois Bancorp, Inc., an Illinois corporation (“Mid Illinois”), pursuant to which Mid Illinois will merge into First Busey, with First Busey as the surviving corporation (“Merger MIB”).  It is anticipated that South Side Trust & Savings Bank of Peoria, Mid Illinois’s wholly-owned bank subsidiary (“South Side”), will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, South Side’s banking offices will become branches of Busey Bank.  As of March 31, 2017, Mid Illinois had total consolidated assets of $674.8 million, total loans of $369.3 million and total deposits of $528.4 million.  Merger MIB is anticipated to be completed in the second half of 2017, and is subject to the satisfaction of customary closing conditions in Merger Agreement MIB and the approval of the appropriate regulatory authorities and of the stockholders of Mid Illinois.  See “Note 2:  Acquisitions” for further information relating to this planned acquisition.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2017 through the issuance date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

Note 2:  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski, which was headquartered in St. Louis, Missouri.  Pulaski Bank, which was Pulaski’s wholly owned bank subsidiary prior to the acquisition, offers a full line of quality retail and commercial banking products through thirteen full-service branch offices in the St. Louis metropolitan area. Pulaski Bank also offers mortgage loan products through loan production offices in the St. Louis, Kansas City, Chicago, and Omaha-Council Bluffs metropolitan areas and other locations across the Midwest. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016 when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.

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

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of April 30, 2016 as additional information regarding the closing date fair values becomes available; however, no further adjustments will be made.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding Pulaski stock options that were converted into options to purchase common shares of First Busey.  As the total consideration paid for Pulaski exceeded the net assets acquired, goodwill of $77.3 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflects the synergies expected from the acquisition and the enhanced revenue opportunities from the Company’s broader service capabilities in the St. Louis market, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred an insignificant amount of expenses related to the acquisition of Pulaski for the three months ended March 31, 2017.  First Busey incurred $0.2 million in pre-tax expenses related to the acquisition of Pulaski for the three months ended March 31, 2016, primarily for professional and legal fees, to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

The following table presents the assets acquired and liabilities assumed of Pulaski as of April 30, 2016 and their fair value estimates (dollars in thousands):

	As Recorded by Pulaski	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$25,580	$—		$25,580
Securities	47,895	105	(a)	48,000
Loans held for sale	184,856	—		184,856
Portfolio loans	1,243,913	(14,452)	(b)	1,229,461
Premises and equipment	17,236	(667)	(c)	16,569
OREO	5,022	(2,534)	(d)	2,488
Goodwill	3,939	(3,939)	(e)	—
Other intangible assets	—	15,468	(f)	15,468
Other assets	70,365	(122)	(g)	70,243
Total assets acquired	1,598,806	(6,141)		1,592,665

Liabilities assumed:
Deposits	1,226,906	1,102	(h)	1,228,008
Other borrowings	205,840	906	(i)	206,746
Trust preferred securities	19,589	(3,805)	(j)	15,784
Other liabilities	24,594	(612)	(k)	23,982
Total liabilities assumed	1,476,929	(2,409)		1,474,520

Net assets acquired	$121,877	$(3,732)		$118,145

Consideration paid:
Cash				$5
Common stock				192,990
Fair value of stock options assumed				2,454
Total consideration paid				195,449

Goodwill				$77,304

Explanation:

(a)	Fair value adjustments of the securities portfolio as of the acquisition date.
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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  At March 31, 2017, PCI loans with a carrying value of $1.1 million were outstanding.  Material activity includes PCI loans with a carrying value of $6.2 million being sold to outside parties in the third quarter of 2016 and a commercial PCI loan with a carrying value of $1.6 million being collected in the fourth quarter of 2016.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, the majority was accelerated in 2016 as a result of the third quarter loan sale and fourth quarter collection.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2016, as if the acquisition had occurred January 1, 2016. The pro forma results combine the historical results of Pulaski into the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that had been recognized are included in net income in the table below (dollars in thousands):

Pro Forma Three Months Ended
March 31, 2016
Total revenues (net interest income plus other income)	$61,025
Net income	13,400

Merger FCFP - First Community Financial Partners, Inc.

On February 6, 2017, the Company entered into Merger Agreement FCFP with First Community, pursuant to which First Community will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that First Community Financial Bank, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank. Merger FCFP is anticipated to be completed in mid-2017, and is subject to the satisfaction of customary closing conditions contained in Merger Agreement FCFP including the approval of the appropriate regulatory authorities and the stockholders of First Community. First Community’s special meeting of stockholders to approve Merger FCFP is scheduled for June 7, 2017.  First Busey has received approval of Merger FCFP from the Board of Governors of the Federal Reserve System, contingent on First Busey receiving all other regulatory approvals, including approval from the bank regulators of the bank merger.  As of March 31, 2017, First Community had total consolidated assets of $1.3 billion, total loans of $1.1 billion and total deposits of $1.1 billion.

Founded in 2004, First Community operates as a state chartered commercial bank with nine branches in Will, DuPage and Grundy counties, which encompass portions of the southwestern suburbs of Chicago.  Merger Agreement FCFP between the Company and First Community, and the Investor Presentation with more information regarding our planned acquisition of First Community, can be found on Form 8-K, filed on February 6, 2017.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date.

First Busey incurred $0.6 million in pre-tax expenses related to the planned acquisition of First Community for the three months ended March 31, 2017, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

Merger MIB - Mid Illinois Bancorp, Inc.

On March 13, 2017, the Company entered into Merger Agreement MIB with Mid Illinois, pursuant to which Mid Illinois will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that South Side, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, South Side’s banking offices will become branches of Busey Bank.  Merger MIB is anticipated to be completed in the second half of 2017, and is subject to the satisfaction of customary closing conditions in Merger Agreement MIB and the approval of the appropriate regulatory authorities and of the stockholders of Mid Illinois.  As of March 31, 2017, Mid Illinois had total consolidated assets of $674.8 million, total loans of $369.3 million and total deposits of $528.4 million.

Founded in 1922, South Side operates as a state chartered commercial and trust bank with thirteen branches located within the greater Peoria area. South Side also owns Mid-Illinois Insurance Services, Inc. Merger Agreement MIB between the Company and Mid Illinois, and the Investor Presentation with more information regarding our planned acquisition of Mid Illinois, can be found on Form 8-K, filed on March 13, 2017.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date.

First Busey incurred $0.1 million in pre-tax expenses related to the planned acquisition of Mid Illinois for the three months ended March 31, 2017, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

Note 3:  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance was originally effective for reporting periods after December 15, 2016.   In August 2015, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” was issued to delay the effective date of ASU 2014-09 by one year.  The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 may require the Company to change how it recognizes certain recurring revenues related to non-interest income; however it is not expected to have a material impact on its Consolidated Financial Statements and related disclosures.  The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by, among other things, requiring: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the Balance Sheet or the accompanying notes to the Consolidated Financial Statements; eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the Balance Sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 will be effective on January 1, 2018 and the Company is continuing to assess the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

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

ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Further, purchase accounting rules have been modified as well as credit losses on held to maturity debt securities. ASU 2016-13 will be effective in the first quarter of 2020. The Company has an implementation team working through the provisions of ASU 2016-13, including evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

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

ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Asses Other Than Inventory.”  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party.  This guidance is effective for annual reporting periods beginning after December 15, 2017.  The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis.  ASU 2017-04 requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.  This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017:
Available for sale
U.S. Treasury securities	$61,272	$164	$(13)	$61,423
Obligations of U.S. government corporations and agencies	77,246	30	(422)	76,854
Obligations of states and political subdivisions	151,928	1,223	(280)	152,871
Residential mortgage-backed securities	328,924	1,452	(2,828)	327,548
Corporate debt securities	31,030	147	(22)	31,155
Total debt securities	650,400	3,016	(3,565)	649,851
Mutual funds and other equity securities	4,040	325	—	4,365
Total	$654,440	$3,341	$(3,565)	$654,216

Held to maturity
Obligations of states and political subdivisions	$43,069	$268	$(39)	$43,298
Commercial and residential mortgage-backed securities	46,591	353	(109)	46,835
Total	$89,660	$621	$(148)	$90,133

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Available for sale
U.S. Treasury securities	$74,784	$185	$(25)	$74,944
Obligations of U.S. government corporations and agencies	79,577	46	(496)	79,127
Obligations of states and political subdivisions	154,438	1,093	(593)	154,938
Residential mortgage-backed securities	303,641	1,390	(2,782)	302,249
Corporate debt securities	142,836	630	(123)	143,343
Total debt securities	755,276	3,344	(4,019)	754,601
Mutual funds and other equity securities	4,475	735	—	5,210
Total	$759,751	$4,079	$(4,019)	$759,811

Held to maturity
Obligations of states and political subdivisions	$44,333	$122	$(160)	$44,295
Commercial mortgage-backed securities	3,487	23	(122)	3,388
Total	$47,820	$145	$(282)	$47,683

The amortized cost and fair value of debt securities as of March 31, 2017, by contractual maturity or pre-refunded date, are shown below (dollars in thousands).  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$97,523	$97,695	$1,285	$1,287
Due after one year through five years	196,220	196,457	20,126	20,231
Due after five years through ten years	64,842	66,044	22,249	22,277
Due after ten years	291,815	289,655	46,000	46,338
Total	$650,400	$649,851	$89,660	$90,133

Realized gains and losses related to sales of securities are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Gross security gains	$968	$1,074
Gross security (losses)	(111)	(7)
Net security gains	$857	$1,067

The tax provision for the net realized gains and losses was $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Investment securities with carrying amounts of $500.6 million and $547.2 million on March 31, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017:
Available for sale
U.S. Treasury securities	$10,007	$(13)	$—	$—	$10,007	$(13)
Obligations of U.S. government corporations and agencies	61,253	(422)	—	—	61,253	(422)
Obligations of states and political subdivisions	48,103	(276)	1,156	(4)	49,259	(280)
Residential mortgage-backed securities	183,163	(2,828)	—	—	183,163	(2,828)
Corporate debt securities	7,789	(22)	—	—	7,789	(22)
Total temporarily impaired securities	$310,315	$(3,561)	$1,156	$(4)	$311,471	$(3,565)

Held to maturity
Obligations of states and political subdivisions	$8,344	$(39)	$—	$—	$8,344	$(39)
Commercial and residential mortgage-backed securities	2,385	(109)	—	—	2,385	(109)
Total temporarily impaired securities	$10,729	$(148)	$—	$—	$10,729	$(148)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Available for sale
U.S. Treasury securities	$9,997	$(25)	$—	$	$9,997	$(25)
Obligations of U.S. government corporations and agencies	46,209	(496)	—		46,209	(496)
Obligations of states and political subdivisions	64,832	(585)	1,154	(8)	65,986	(593)
Residential mortgage-backed Securities	168,898	(2,782)	—	—	168,898	(2,782)
Corporate debt securities	32,749	(123)	—	—	32,749	(123)
Total temporarily impaired Securities	$322,685	$(4,011)	$1,154	$(8)	$323,839	$(4,019)

Held to maturity
Obligations of states and political subdivisions	$24,558	$(160)	$	$	$24,558	$(160)
Commercial mortgage-backed securities	2,385	(122)	—	—	2,385	(122)
Total temporarily impaired Securities	$26,943	$(282)	$—	$—	$26,943	$(282)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).  The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2017 was 195, and represented a loss of 1.14% of the aggregate carrying value.  As of March 31, 2017, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at March 31, 2017.

The Company had available for sale obligations of state and political subdivisions with aggregate fair values of $152.9 million and $154.9 million as of March 31, 2017 and December 31, 2016, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with aggregate fair values of $43.3 million and $44.3 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the aggregate fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $161.5 million of general obligation bonds and $34.7 million of revenue bonds issued by 257 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 27 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 16 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

March 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	71	$59,502	$59,994	$845
Wisconsin	30	20,381	20,474	682
Michigan	38	23,196	23,480	618
Pennsylvania	10	10,232	10,254	1,025
Texas	16	10,175	10,191	637
Ohio	10	10,986	10,996	1,100
Iowa	3	5,332	5,339	1,780
Other	40	20,549	20,733	518
Total general obligations bonds	218	$160,353	$161,461	$741

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	70	$59,120	$59,182	$845
Wisconsin	31	21,390	21,479	693
Michigan	38	23,233	23,472	618
Pennsylvania	10	10,242	10,235	1,023
Texas	16	10,731	10,702	669
Ohio	10	11,009	11,005	1,100
Iowa	3	5,332	5,345	1,782
Other	43	22,028	22,192	516
Total general obligations bonds	221	$163,085	$163,612	$740

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at March 31, 2017 and December 31, 2016.  Accordingly, as of March 31, 2017 and December 31, 2016, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.4% had been rated by at least one nationally recognized statistical rating organization and 1.6% were unrated, based on the aggregate fair value as of March 31, 2017.  Of the general obligation bonds in the Company’s portfolio, 98.4% had been rated by at least one nationally recognized statistical rating organization and 1.6% were unrated, based on the fair value as of December 31, 2016.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

March 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$10,198	$10,269	$1,026
Illinois	7	7,312	7,320	1,046
Other	22	17,134	17,119	778
Total revenue bonds	39	$34,644	$34,708	$890

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$11,207	$11,244	$1,124
Illinois	7	7,321	7,275	1,039
Other	22	17,158	17,102	777
Total revenue bonds	39	$35,686	$35,621	$913

The revenue bonds are diversified across many issuers and revenue sources with $3.6 million and $3.5 million being the largest exposure to a single issuer at each of March 31, 2017 and December 31, 2016, respectively.  Accordingly, as of March 31, 2017 and December 31, 2016, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 97.0% had been rated by at least one nationally recognized statistical rating organization and 3.0% were unrated, based on the fair value as of March 31, 2017.  Of the revenue bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2016.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

Note 5:  Loans held for sale

Loans held for sale totaled $96.4 million and $256.3 million at March 31, 2017 and December 31, 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower origination volumes in 2017.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

Three Months Ended March 31, 2017
Premiums received on sales of mortgage loans, including fair value adjustments	$12,151
Less direct origination costs	(10,387)
Less provisions to liability for loans sold	(25)
Mortgage servicing revenues	395
Mortgage revenue	$2,134

For the three months ended March 31, 2016, mortgage revenue was $0.9 million, as a result of premiums received on sales of mortgage loans, less direct origination compensation costs, and mortgage servicing revenues.

Note 6:  Portfolio loans

Distributions of portfolio loans were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Commercial	$970,451	$959,888
Commercial real estate	1,659,077	1,654,164
Real estate construction	169,665	182,078
Retail real estate	1,060,965	1,069,060
Retail other	12,794	13,710
Portfolio loans	$3,872,952	$3,878,900

Less allowance for loan losses	48,442	47,795
Portfolio loans, net	$3,824,510	$3,831,105

Net deferred loan origination costs included in the table above were $2.6 million as of March 31, 2017 and $2.5 million as of December 31, 2016.  Net accretable purchase accounting adjustments included in the table above reduced loans by $10.9 million as of March 31, 2017 and $12.7 million as of December 31, 2016.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $3.72 billion at March 31, 2017 and December 31, 2016.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $163.0 million at March 31, 2017, compared to $165.5 million at December 31, 2016.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and non-posted and clearings) (dollars in thousands):

	March 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$836,897	$69,245	$25,455	$29,371	$11,275
Commercial real estate	1,505,049	80,352	35,734	36,364	4,912
Real estate construction	123,920	36,583	7,156	3,146	34
Retail real estate	1,046,197	6,287	2,865	2,330	4,275
Retail other	12,787	14	—	—	48
Total	$3,524,850	$192,481	$71,210	$71,211	$20,544

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$826,163	$70,260	$26,951	$26,941	$11,685
Commercial real estate	1,507,513	69,145	40,775	35,385	5,154
Real estate construction	134,574	39,936	8,033	994	47
Retail real estate	1,050,671	6,586	2,793	2,158	4,484
Retail other	13,691	27	2	—	53
Total	$3,532,612	$185,954	$78,554	$65,478	$21,423

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

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	March 31, 2017
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,013	$32	$—	$11,275
Commercial real estate	2,409	541	194	4,912
Real estate construction	2,234	—	—	34
Retail real estate	2,251	1,298	117	4,275
Retail other	26	—	—	48
Total	$7,933	$1,871	$311	$20,544

	December 31, 2016
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$165	$363	$37	$11,685
Commercial real estate	478	256	—	5,154
Real estate construction	—	—	—	47
Retail real estate	2,394	364	94	4,484
Retail other	55	15	—	53
Total	$3,092	$998	$131	$21,423

A loan is classified as impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Loans graded substandard or doubtful and loans classified as a troubled debt restructuring (“TDR”) are reviewed by the Company for potential impairment.

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

The gross interest income that would have been recorded in the three months ended March 31, 2017 if impaired loans had been current in accordance with their original terms was $0.3 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2017.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing.  A summary of restructured loans as of March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Restructured loans:
In compliance with modified terms	$9,935	$10,593
30 – 89 days past due	20	59
Included in non-performing loans	878	1,285
Total	$10,833	$11,937

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

There were no performing loans classified as a TDR during the three months ended March, 2017.

Performing loans classified as TDRs during the three months ended March 31, 2016 included three commercial real estate modifications for short-term principal payment relief, with a recorded investment of $0.3 million and two retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.3 million.

The gross interest income that would have been recorded in the three months ended March 31, 2017 and 2016 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2017.

TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three months ended March 31, 2016 consisted of one retail real estate modification totaling $0.1 million and one insignificant retail other modification.

The following tables provide details of impaired loans, segregated by category (dollars in thousands). The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	March 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$16,393	$7,681	$3,757	$11,438	$1,513	$10,095
Commercial real estate	13,022	9,820	2,205	12,025	1,247	10,267
Real estate construction	494	470	—	470	—	716
Retail real estate	12,983	11,437	382	11,819	140	13,154
Retail other	70	47	2	49	2	133
Total	$42,962	$29,455	$6,346	$35,801	$2,902	$34,365

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$16,955	$8,060	$3,835	$11,895	$1,535	$10,127
Commercial real estate	12,922	9,036	3,118	12,154	1,778	8,939
Real estate construction	518	483	11	494	11	793
Retail real estate	13,112	11,733	385	12,118	140	13,102
Retail other	139	53	3	56	3	171
Total	$43,646	$29,365	$7,352	$36,717	$3,467	$33,132

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at March 31, 2017 and December 31, 2016.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of March 31, 2017, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of March 31, 2017, the Company believed this reserve remained adequate.

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

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the first quarter of 2017, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of March 31, 2017 totaled approximately $874.0 million.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended March 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan loss	(649)	(220)	134	1,220	15	500
Charged-off	(103)	(588)	—	(451)	(90)	(1,232)
Recoveries	709	33	17	561	59	1,379
Ending Balance	$13,260	$19,848	$2,021	$12,978	$335	$48,442

	As of and for the Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan loss	3,411	(379)	11	(2,102)	59	1,000
Charged-off	(3,552)	—	—	(198)	(121)	(3,871)
Recoveries	349	15	62	73	56	555
Ending Balance	$13,323	$18,240	$1,836	$11,487	$285	$45,171

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of March 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,513	$1,247	$—	$140	$2	$2,902
Loans collectively evaluated for impairment	11,747	18,601	2,021	12,838	333	45,540
Ending Balance	$13,260	$19,848	$2,021	$12,978	$335	$48,442

Loans:
Loans individually evaluated for impairment	$11,380	$11,056	$470	$11,422	$49	$34,377
Loans collectively evaluated for impairment	959,013	1,647,052	169,195	1,049,146	12,745	3,837,151
PCI loans evaluated for Impairment	58	969	—	397	—	1,424
Ending Balance	$970,451	$1,659,077	$169,665	$1,060,965	$12,794	$3,872,952

	As of December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,535	$1,778	$11	$140	$3	$3,467
Loans collectively evaluated for impairment	11,768	18,845	1,859	11,508	348	44,328
Ending Balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

Loans:
Loans individually evaluated for impairment	$11,834	$11,147	$494	$11,644	$56	$35,175
Loans collectively evaluated for impairment	947,993	1,642,010	181,584	1,056,942	13,654	3,842,183
PCI loans evaluated for Impairment	61	1,007	—	474	—	1,542
Ending Balance	$959,888	$1,654,164	$182,078	$1,069,060	$13,710	$3,878,900

Note 7:  OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At March 31, 2017, the Company held $0.4 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2016, the Company held $2.0 million in commercial OREO, $0.5 million in residential OREO and an insignificant amount of other repossessed assets.  At March 31, 2017 the Company had $0.6 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Beginning balance	$2,518	$783
Additions, transfers from loans	190	2,775
Additions, fair value from Pulaski acquisition	—	2,488
Proceeds from sales of OREO	(3,229)	(4,498)
Gain on sales of OREO	1,260	999
Valuation allowance for OREO	—	(29)
Ending balance	$739	$2,518

Note 8:  Deposits

The composition of deposits is as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Demand deposits, noninterest-bearing	$1,206,324	$1,134,133
Interest-bearing transaction deposits, saving deposits and money market deposits	2,516,741	2,453,965
Time deposits	762,478	786,200
Total	$4,485,543	$4,374,298

Interest-bearing transaction deposits included $31.1 million and $36.9 million of reciprocal brokered transaction deposits at March 31, 2017 and December 31, 2016, respectively.  Savings deposits included $17.9 million and $22.2 million of reciprocal brokered deposits at March 31, 2017 and December 31, 2016, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $342.8 million and $350.7 million at March 31, 2017 and December 31, 2016, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $75.6 million and $70.7 million at March 31, 2017 and December 31, 2016, respectively.  There were no National deposits at March 31, 2017.  National deposits of $0.1 million were included in the balance of time deposits as of December 31, 2016.  The Company had reciprocal brokered time deposits of $88.5 million and $93.4 million at March 31, 2017 and December 31, 2016, respectively, included in the balance of time deposits.  Further, the Company had brokered deposits of $5.0 million at March 31, 2017 and December 31, 2016, which are included in the balance of time deposits.

As of March 31, 2017, the scheduled maturities of time deposits, in thousands, are as follows (dollars in thousands):

April 1, 2017 – March 31, 2018	$520,408
April 1, 2018 – March 31, 2019	159,095
April 1, 2019 – March 31, 2020	43,441
April 1, 2020 – March 31, 2021	17,453
April 1, 2021 – March 31, 2022	21,120
Thereafter	961
$762,478

Note 9:  Borrowings

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

On November 18, 2016, the Company entered into Amendment No. 1 to a credit agreement with a national bank to extend a revolving loan facility to the Company in the maximum principal amount of $20.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of November 19, 2017.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on March 31, 2017 or December 31, 2016.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	March 31, 2017	December 31, 2016
Securities sold under agreements to repurchase
Balance at end of period	$163,081	$189,157
Weighted average interest rate at end of period	0.35%	0.30%
Maximum outstanding at any month end in year-to-date period	$170,763	$216,293
Average daily balance for the year-to-date period	$165,785	$181,474
Weighted average interest rate during period(1)	0.30%	0.22%

Short-term borrowings, FHLB advances
Balance at end of period	$—	$75,000
Weighted average interest rate at end of period	—%	0.63%
Maximum outstanding at any month end in year-to-date period	$50,000	$236,700
Average daily balance for the year-to-date period	$20,278	$96,698
Weighted average interest rate during period(1)	0.68%	0.53%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Maximum outstanding at any month end in year-to-date period	$—	$10,000
Average daily balance for the year-to-date period	$—	$2,596
Weighted average interest rate during period(1) (2)	—%	4.78%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

(2)Includes interest and non-usage fee.

Long-term debt is summarized as follows (dollars in thousands):

	March 31, 2017	December 31, 2016

Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$80,000	$80,000

As of March 31, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.50% to 0.83%.  The weighted average rate on these long-term advances was 0.59% as of March 31, 2017.  As of December 31, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.35% to 0.54%.  The weighted average rate on the long-term advances was 0.41% as of December 31, 2016.

Note 10:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition, the Company acquired similar statutory trusts maintained by Pulaski, which were adjusted to fair value.  The Company had $70.9 million of junior subordinated debt owed to unconsolidated trusts at March 31, 2017 and December 31, 2016.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of March 31, 2017, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

Note 11:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016

Net income	$15,170	$10,434
Shares:
Weighted average common shares outstanding	38,293	28,739

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	461	190

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	38,754	28,929

Basic earnings per common share	$0.40	$0.36

Diluted earnings per common share	$0.39	$0.36

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At March 31, 2017 and 2016, 10,850 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 12:  Share-based Compensation

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of March 31, 2017, the Company held 626,408 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At March 31, 2017 the Company had 333,334 shares that may yet be purchased under the plan.

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

Stock Option Plan

A summary of the status of and changes in the Company’s stock option awards for the three months ended March 31, 2017 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	209,382	$15.13
Granted	—	—
Exercised	(13,902)	11.05
Forfeited	—	—
Expired	—	—
Outstanding at end of period	195,480	$15.42	1.52
Exercisable at end of period	195,480	$15.42	1.52

The Company did not record any stock option compensation expense for the three months ended March 31, 2017 or 2016.  As of March 31, 2017, the Company had no unrecognized stock option expense.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2017, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	552,610	$18.45	35,038	$21.04
Granted	11,404	30.69	—	—
Dividend equivalents earned	3,105	29.62	568	29.62
Vested	(27,917)	14.60	(355)	29.62
Forfeited	(5,214)	20.10	—	—
Non-vested at end of period	533,988	$18.96	35,251	$21.09
Outstanding at end of period	533,988	$18.96	94,027	$18.60

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

The Company recognized $0.5 million and $0.4 million of compensation expense related to non-vested stock units for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was $5.5 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.5 years.

Note 13:  Income Taxes

At March 31, 2017, the Company was not under examination by any tax authority.

Note 14:  Outstanding Commitments and Contingent Liabilities

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

The Company’s exposure to credit loss is represented by the contractual amount of those commitments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$936,608	$875,077
Standby letters of credit	20,086	20,145

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2017 and December 31, 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

Note 15:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $30.0 million on October 21, 2016.  The Company expects to seek regulatory approval for additional capital distributions from Busey Bank in future periods.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and the bank to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the bank, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of March 31, 2017, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The table below includes the 1.25% increase as of January 1, 2017 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of March 31, 2017, the Company and Busey Bank were in compliance with the current phase of the Basel III Rule and management believes that the Company and Busey Bank would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect.

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2017:

Total Capital (to Risk Weighted Assets)
Consolidated	$613,980	14.87%	$382,037	9.25%	$413,013	10.00%
Busey Bank	$566,854	13.84%	$378,971	9.25%	$409,698	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$565,391	13.69%	$299,434	7.25%	$330,410	8.00%
Busey Bank	$518,265	12.65%	$297,032	7.25%	$327,759	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$491,391	11.90%	$237,483	5.75%	$268,458	6.50%
Busey Bank	$518,265	12.65%	$235,577	5.75%	$266,304	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$565,391	10.92%	$207,159	4.00%	N/A	N/A
Busey Bank	$518,265	10.06%	$206,130	4.00%	$257,662	5.00%

Note 16:  Operating Segments and Related Information

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Banking	$82,128	$82,128	$5,386,689	$5,369,669
Remittance Processing	8,992	8,992	32,758	32,379
Wealth Management	11,694	11,694	28,626	28,351
Other	—	—	(9,138)	(5,229)
Totals	$102,814	$102,814	$5,438,935	$5,425,170

	Three Months Ended March 31,
	2017	2016
Net interest income:
Banking	$42,542	$28,212
Remittance Processing	14	14
Wealth Management	56	66
Other	(599)	(350)
Total net interest income	$42,013	$27,942

Non-interest income:
Banking	$10,454	$7,790
Remittance Processing	3,024	3,040
Wealth Management	7,017	6,261
Other	(481)	(245)
Total non-interest income	$20,014	$16,846

Non-interest expense:
Banking	$29,290	$19,976
Remittance Processing	2,112	2,290
Wealth Management	3,964	4,105
Other	2,253	1,317
Total non-interest expense	$37,619	$27,688

Income before income taxes:
Banking	$23,206	$15,026
Remittance Processing	926	764
Wealth Management	3,109	2,222
Other	(3,333)	(1,912)
Total income before income taxes	$23,908	$16,100

Net income:
Banking	$14,749	$9,703
Remittance Processing	554	457
Wealth Management	1,848	1,322
Other	(1,981)	(1,048)
Total net income	$15,170	$10,434

Note 17:  Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and foreign currency forward contracts.  See “Note 18:  Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At March 31, 2017, the Company had issued $217.4 million of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At March 31, 2017, the Company had issued $306.2 million of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of these derivative assets and liabilities recorded in the Consolidated Balance Sheets at March 31, 2017 are summarized as follows (dollars in thousands):

March 31, 2017
Fair value recorded in other assets	$2,799
Fair value recorded in other liabilities	3,791

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three months ended March 31, 2017 are summarized as follows (dollars in thousands):

March 31, 2017
Gross gains	$3,865
Gross losses	(3,791)
Net gains	74

Foreign Currency Derivatives. The Company has originated certain loan agreements that settle in non-U.S. dollar denominations.  The gross balance of such loans, translated into U.S. dollars, was $0.7 million at March 31, 2017.  The Company enters into foreign currency forward contracts to mitigate the economic effect of fluctuations in foreign currency exchange rates on these non-U.S. dollar denominated loans.  Such foreign currency forward contracts that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward contracts generally served as an economic hedge to certain loans, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.  The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three months ended March 31, 2017 was insignificant.

The notional amount and fair values, denominated in U.S. dollars, of open foreign currency forward contracts were as follows (dollars in thousands):

March 31, 2017
Notional amount	$669
Fair value recorded in other assets	5

Foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

Note 18:  Fair Value Measurements

The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.  ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

There were no transfers between levels during the quarter ended March 31, 2017.

In general, fair value is based upon quoted market prices, when available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect, among other things, counterparty credit quality and the company’s creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the Consolidated Balance Sheet date may differ significantly from the amounts presented herein.

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in ASC Topic 820.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information as appropriate through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

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

The market inputs that the independent pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.  The independent pricing service also monitors market indicators, industry and economic events.  Information of this nature is a trigger to acquire further market data.  For certain security types, additional inputs may be used or some of the market inputs may not be applicable.  Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on a given day.  Because the data utilized was observable, the securities have been classified as level 2 in ASC Topic 820.

Loans held for sale. Loans held for sale are reported at fair value utilizing level 2 measurements. The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as level 2 in ASC Topic 820.

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  Derivative instruments with positive fair values are reported as assets and derivative instruments with negative fair value are reported as liabilities.  The fair value of derivative assets and liabilities is determined based on prices that are obtained from a third-party.  Values of derivative assets and liabilities are primarily based on observable inputs and are classified as level 2 in ASC Topic 820.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2017
Securities available for sale
U.S. Treasury securities	$—	$61,423	$—	$61,423
Obligations of U.S. government corporations and agencies	—	76,854	—	76,854
Obligations of states and political subdivisions	—	152,871	—	152,871
Residential mortgage-backed securities	—	327,548	—	327,548
Corporate debt securities	—	31,155	—	31,155
Mutual funds and other equity securities	4,365	—	—	4,365
Loans
Loans held for sale	—	96,444	—	96,444
Derivative assets
Foreign currency forward contracts	—	5	—	5
Derivative financial assets	—	2,799	—	2,799
Derivative liabilities
Derivative financial liabilities	—	3,791	—	3,791

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2016
Securities available for sale
U.S. Treasury securities	$—	$74,944	$—	$74,944
Obligations of U.S. government corporations and agencies	—	79,127	—	79,127
Obligations of states and political subdivisions	—	154,938	—	154,938
Residential mortgage-backed securities	—	302,249	—	302,249
Corporate debt securities	—	143,343	—	143,343
Mutual funds and other equity securities	5,210	—	—	5,210
Loans
Loans held for sale	—	256,319	—	256,319
Derivative assets
Derivative financial assets	—	6,403	—	6,403
Derivative liabilities
Foreign currency forward contracts	—	7	—	7
Derivative financial liabilities	—	3,098	—	3,098

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms.  Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all impaired loan fair values have been classified as level 3 in ASC Topic 820.

OREO.  Non-financial assets and non-financial liabilities measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all OREO fair values have been classified as level 3 in ASC Topic 820.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2017
Impaired loans	$—	$—	$3,444	$3,444
OREO(1)	—	—	—	—

December 31, 2016
Impaired loans	$—	$—	$3,885	$3,885
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
March 31, 2017
Impaired loans	$3,444	Appraisal of collateral	Appraisal adjustments	-19.7% to -100.0% (-37.1)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2016
Impaired loans	$3,885	Appraisal of collateral	Appraisal adjustments	-19.2% to -100.0% (-38.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$439,511	$439,511	$166,097	$166,097
Federal funds sold	—	—	609	609
Level 2 inputs:
Securities held to maturity	89,660	90,133	47,820	47,683
Accrued interest receivable	14,751	14,751	15,562	15,562
Level 3 inputs:
Portfolio loans, net	3,824,510	3,827,155	3,831,105	3,841,760
Mortgage servicing rights	2,830	9,155	3,074	7,803

Financial liabilities:
Level 2 inputs:
Deposits	$4,485,543	$4,474,773	$4,374,298	$4,368,891
Securities sold under agreements to repurchase	163,081	163,081	189,157	189,157
Short-term borrowings	—	—	75,000	75,000
Long-term debt	80,000	80,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,903	70,903	70,868	70,868
Accrued interest payable	893	893	987	987

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 19:  Liability for Loans Sold

The Company records an estimated liability for probable amounts due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted, or were determined to contain certain documentation or other underwriting deficiencies.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company could be required to repurchase mortgage loans sold to investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  In addition, the Company may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.

The Company establishes a mortgage repurchase liability related to these events that reflects management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in current and previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.  Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  The difference between the loan’s fair value and the payment made to investors as reimbursement for losses incurred is charged to the mortgage repurchase liability.  Subsequent to repurchase, such loans are carried as portfolio loans on the Company’s Consolidated Balance Sheets.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC 310-30.

The liability for loans sold of $2.1 million at March 31, 2017 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries at March 31, 2017 (unaudited), as compared with December 31, 2016 and March 31, 2016 (unaudited), and the results of operations for the three months ended March 31, 2017 (unaudited), as compared to the three months ended December 31, 2016 and March 31, 2016 (unaudited).  Management’s discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE SUMMARY

Planned Acquisitions

During the first quarter of 2017, First Busey announced the signing of two definitive agreements to acquire First Community, headquartered in Joliet, Illinois, and Mid Illinois, headquartered in Peoria, Illinois.  The acquisition of First Community will allow us to significantly expand our geographic presence into attractive southwest suburbs of Chicago.  The acquisition of Mid Illinois will enhance the Company’s existing deposit, commercial banking and trust and investment presence in the greater Peoria area.

Operating Results

First Busey’s net income for the first quarter of 2017 was $15.2 million, or $0.39 per diluted common share.  The Company reported net income of $11.5 million or $0.30 per diluted common share for the fourth quarter of 2016 and net income of $10.4 million or $0.36 per diluted common share for the first quarter of 2016.  The results benefitted from the acquisition of Pulaski since the closing of the transaction on April 30, 2016.

During the first quarter of 2017, the Company incurred $0.7 million of pre-tax expenses related to the pending acquisitions, which primarily consisted of legal and professional expenses.  Additional notable pre-tax items incurred by the Company during the first quarter of 2017 included $0.2 million of restructuring costs and an insignificant amount related to the Pulaski acquisition.  Excluding these items, the Company’s operating earnings, a Non-GAAP financial measure, for the first quarter of 2017 would have been $15.8 million, or $0.41 per diluted common share.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 48.8% of the Company’s non-interest income for the quarter ended March 31, 2017, providing a balance to revenue from traditional banking activities.

Trust fees and commissions and brokers’ fees increased to $6.9 million for the first quarter of 2017 compared to $5.9 million for the fourth quarter of 2016 and $6.2 million for the first quarter of 2016, with market expansion into St. Louis and strong performance from Busey Ag Services, a wealth management division of Busey Bank, producing positive results.  Net income from the wealth management segment increased to $1.8 million for the first quarter of 2017, compared to $1.5 million for the fourth quarter of 2016, and $1.3 million for the first quarter of 2016.

Remittance processing revenue increased 5.5% on a linked quarter basis to $2.8 million for the first quarter of 2017 compared to $2.7 million for the fourth quarter of 2016, but decreased 2.7% from $2.9 million for the first quarter of 2016.  The increases were primarily due to growth in online and mobile service revenues, with some offset to growth from the prior year based on customers lost through consolidation with other companies.  Net income from the remittance processing segment was $0.6 million for the first quarter of 2017, an increase from $0.4 million in the fourth quarter of 2016 and $0.5 million in first quarter of 2016.

Mortgage revenues slowed significantly and balances of loans held for sale decreased, supplemented with active cost reduction efforts and effective headcount management.

The Company produced growth in key areas in the opening months of the year, including commercial loans and non-interest bearing deposits, while net income in the banking, remittance processing and wealth management segments all grew on a linked quarter and comparative basis to the prior year.  Credit metrics were also positive, with net recoveries recorded to the allowance for loan losses that drove lower provision expense, and solid gains in OREO — all indicators of ongoing balance sheet strength.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality remains strong.  The asset metrics reflect the post combination results of the Pulaski acquisition.  As of March 31, 2017, the Company reported a decrease in non-performing loans to $20.9 million compared to $21.6 million as of December 31, 2016.  Non-performing assets were 0.6% of total portfolio loans and non-performing assets as of March 31, 2017 and December 31, 2016.

The Company recorded net recoveries of $0.1 million for the first quarter of 2017 compared to net charge-offs of $1.6 million for the fourth quarter of 2016.  The allowance for loan losses as a percentage of portfolio loans increased to 1.3% at March 31, 2017 compared to 1.2% at December 31, 2016.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The Company recorded a provision for loan losses of $0.5 million in the first quarter of 2017, compared to $1.5 million in the fourth quarter of 2016 and $1.0 million in the first quarter of 2016.

With a continued commitment to asset quality and the strength of our Consolidated Balance Sheets, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2017	2016	2016	2016
Portfolio loans	$3,872,952	$3,878,900	$3,807,613	$3,780,966
Commercial loans(1)	2,799,193	2,796,130	2,715,580	2,685,933
Allowance for loan losses	48,442	47,795	47,847	45,358
Non-performing loans
Non-accrual loans	20,544	21,423	16,253	22,443
Loans 90+ days past due	311	131	3,830	334
Loans 30-89 days past due	9,804	4,090	7,709	9,754
Other non-performing assets	739	2,518	2,324	3,267
Non-performing assets to portfolio loans and non- performing assets	0.6%	0.6%	0.6%	0.7%
Allowance as a percentage of non-performing loans	232.3%	221.7%	238.2%	199.1%
Allowance for loan losses to portfolio loans	1.3%	1.2%	1.3%	1.2%

(1)Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

The Company has 28 banking centers serving Illinois.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, well-recognized and stable organizations.   Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar Inc. operations, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

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

The acquisition of Pulaski expanded our presence into the St. Louis, Missouri metropolitan area, which is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 19 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy with its major employment sectors including health care, financial services, professional and business services, and retail.  The Company has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades. The county features a cross-section of industry, as well as extensive retail and some agriculture.  The Company’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into neighboring counties.

The Company has five banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and the housing market over the last several years.

The Company has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is host to numerous conventions and sporting events annually.  In 2017, the Company plans to expand its presence in Indianapolis.

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

The following tables show our Consolidated Average Balance Sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods shown.  The tables also show, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and changes due to volume.  All average information is provided on a daily average basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

							Change in income/
	2017			2016			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$92,201	$178	0.78%	$241,250	$300	0.50%	$(239)	$117	$(122)
Federal funds sold	392	—	—%	—	—	—%	—	—	—
Investment securities
U.S. Government obligations	147,205	453	1.25%	193,258	549	1.14%	(142)	46	(96)
Obligations of states and political subdivisions(1)	195,106	1,433	2.98%	219,927	1,535	2.81%	(187)	85	(102)
Other securities	467,937	2,658	2.30%	447,164	2,410	2.17%	105	143	248
Loans held for sale	138,861	1,238	3.62%	6,106	31	2.04%	1,166	41	1,207
Portfolio loans(1) (2)	3,861,937	39,680	4.17%	2,583,724	25,236	3.93%	12,865	1,579	14,444
Total interest-earning assets(1) (3)	$4,903,639	$45,640	3.77%	$3,691,429	$30,061	3.28%	$13,568	$2,011	$15,579

Cash and due from banks	79,091			59,420
Premises and equipment	78,280			63,243
Allowance for loan losses	(48,709)			(47,602)
Other assets	277,679			140,349

Total Assets	$5,289,980			$3,906,839

Liabilities and Stockholders’ Equity
Interest-bearing transaction, savings and money market deposits	$2,472,231	$859	0.14%	$1,985,041	$561	0.11%	$153	$145	$298
Time deposits	778,546	1,185	0.62%	449,796	546	0.49%	469	170	639
Short-term borrowings:
Repurchase agreements	165,785	123	0.30%	163,328	81	0.20%	1	41	42
Other (4)	20,278	47	0.94%	386	14	14.59%	33	—	33
Long-term debt	80,000	113	0.57%	80,000	43	0.22%	9	61	70
Junior subordinated debt owed to unconsolidated trusts	70,870	587	3.36%	55,000	337	2.46%	111	139	250
Total interest-bearing liabilities	$3,587,710	$2,914	0.33%	$2,733,551	$1,582	0.23%	$776	$556	$1,332

Net interest spread(1)			3.44%			3.05%

Noninterest-bearing deposits	1,066,978			768,271
Other liabilities	39,882			28,306
Stockholders’ equity	595,410			376,711

Total Liabilities and Stockholders’ Equity	$5,289,980			$3,906,839

Interest income / earning assets(1) (3)	$4,903,639	$45,640	3.77%	$3,691,429	$30,061	3.28%
Interest expense / earning assets	$4,903,639	$2,914	0.24%	$3,691,429	$1,582	0.18%

Net interest margin(1)		$42,726	3.53%		$28,479	3.10%	$12,792	$1,455	$14,247

(1)On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes a tax-equivalent adjustment of $0.7 million and $0.5 million at March 31, 2017 and 2016, respectively.

(4)Includes federal funds purchased, FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)Annualized.

Consolidated Average Balance Sheets and interest rates were impacted by the April 30, 2016 Pulaski acquisition.  Total average interest-earning assets increased $1.2 billion, or 32.8%, to $4.9 billion for the three month period ended March 31, 2017, as compared to $3.7 billion for the same period in 2016.  Total average interest-bearing liability balances increased $854.2 million, or 31.2%, to $3.6 billion for the three month period ended March 31, 2017, as compared to $2.7 billion for the same period in 2016.

Net interest income, on a tax-equivalent basis, increased $14.2 million for the three month period ended March 31, 2017, as compared to the same period of 2016.  The Federal Open Market Committee announced on March 15, 2017 that the federal funds rate increased from 0.75% to 1.00%.  The Company expects this increase in interest rates to be modestly favorable to net interest income in 2017.  However, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.53% for the three month period ended March 31, 2017, compared to 3.10% for the same period in 2016.

Quarterly net interest margins for 2017 and 2016 were as follows:

	2017	2016
First Quarter	3.53%	3.10%
Second Quarter	—	3.32%
Third Quarter	—	3.51%
Fourth Quarter	—	3.63%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.44% for the three month period ended March 31, 2017, compared to 3.05% for the same period in 2016.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for accounting policies underlying the recognition of interest income and expense.

Non-interest income (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Trust fees	$6,190	$5,547	$643	11.6%
Commissions and brokers’ fees, net	722	668	54	8.1%
Remittance processing	2,845	2,925	(80)	(2.7)%
Service charges on deposit accounts	4,075	3,125	950	30.4%
Other service charges and fees	1,911	1,581	330	20.9%
Mortgage revenue	2,134	880	1,254	142.5%
Security gains, net	857	1,067	(210)	(19.7)%
Other income	1,280	1,053	227	21.6%
Total non-interest income	$20,014	$16,846	$3,168	18.8%

Total non-interest income of $20.0 million for the three month period ended March 31, 2017 increased by 18.8% as compared to $16.8 million for the same period in 2016.  The increases were primarily driven by the April 30, 2016 Pulaski acquisition.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased to $6.9 million for the three months ended March 31, 2017 compared to $6.2 million for the three months ended March 31, 2016.  The addition of these service offerings in the St. Louis markets is expected to provide attractive growth opportunities in future periods.

Remittance processing revenue of $2.8 million for the three months ended March 31, 2017 decreased slightly compared to $2.9 million for the same period of 2016.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Overall, service charges on deposit accounts combined with other service charges and fees increased to $6.0 million for the three month period ended March 31, 2017 as compared to $4.7 million for the same period of 2016.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Mortgage revenue increased to $2.1 million for the three month period ended March 31, 2017 compared to $0.9 million for the same period of 2016. The Company has historically held a leading position in its primary residential loan markets in Central Illinois, while the operations acquired from Pulaski have been ranked among the top residential mortgage loan producers in the St. Louis and Kansas City markets.  Mortgage revenue increased significantly from the first quarter of 2016 principally from the additional mortgage activity contributed by the operations acquired from Pulaski. However, the first quarter of 2017 was influenced by a marked increase in mortgage rates and associated costs, as well as seasonally slowing home purchase activity and declines in purchase inventory when compared to the third and fourth quarters of 2016.

Security gains, net, decreased for the three month period ended March 31, 2017 compared to the same period of 2016.  Security gains, net, vary based on the Company’s decisions around selling securities.  In the first quarter of 2017, the Company sold 100% risk weighted investments and reinvested in 20% risk weighted investments at higher yields to better manage capital, while also producing higher future returns.

Other income increased 21.6% for the three months ended March 31, 2017 compared to the same period of 2016 across multiple revenue sources.

Non-interest expense (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Salaries, wages and employee benefits	$21,890	$15,366	$6,524	42.5%
Net occupancy expense of premises	3,185	2,167	1,018	47.0%
Furniture and equipment expenses	1,619	1,084	535	49.4%
Data processing	3,598	3,232	366	11.3%
Amortization of intangible assets	1,207	766	441	57.6%
Regulatory expense	592	588	4	0.7%
Other expense	5,528	4,485	1,043	23.3%
Total non-interest expense	$37,619	$27,688	$9,931	35.9%

Income taxes	$8,738	$5,666	$3,072	54.2%
Effective rate on income taxes	36.5%	35.2%

Efficiency ratio	58.8%	60.8%
Full-time equivalent employees as of period-end	1,251	788

Total non-interest expense of $37.6 million for the three month period ended March 31, 2017 increased by $9.9 million as compared to $27.7 million for the same period in 2016.  Acquisition expenses relating to the planned acquisitions of First Community and Mid Illinois may have a negative impact on non-interest expense throughout 2017.

Salaries, wages and employee benefits expense of $21.9 million increased $6.5 million for the three month period ended March 31, 2017 as compared to the same period in 2016, primarily as a result of the Pulaski acquisition.  In addition, the first quarter of 2017 was negatively impacted by $0.2 million in restructuring costs designed to address the changing needs of our organization as we seek to balance growth with efficiency.  Full-time equivalent employees totaled 1,251 at March 31, 2017, down from 1,295 at December 31, 2016, and up from 788 at March 31, 2016.

Combined net occupancy expense of premises and furniture and equipment expenses of $4.8 million for the three month period ended March 31, 2017, increased compared to the same period in 2016. The Pulaski acquisition added 13 full-service branches and several loan production offices.  We continue to evaluate our branch network and operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended March 31, 2017 of $3.6 million increased from $3.2 million for the same period of 2016.

Amortization of intangible assets increased for the three month period ended March 31, 2017 compared to the same period in 2016 as a result of the Pulaski acquisition.

Regulatory expense was stable for the three month period ended March 31, 2017 compared to the same period in 2016.

Other expense of $5.5 million for the three month period ended March 31, 2017 increased $1.0 million compared to the same period in 2016.  Gain on sale of OREO, net of costs, increased for the first quarter of 2017 to $1.2 million compared to an insignificant amount in the first quarter of 2016, positively impacting other operating expenses. The first quarter of 2017 includes $0.7 million of pre-tax expenses related to pending acquisitions, an increase from $0.2 million in the first quarter of 2016.  The remaining increase is across multiple sources.

The effective rate on income taxes, or income taxes divided by income before taxes, of 36.5% for the three months ended March 31, 2017 was lower than the combined federal and state statutory rate of approximately 40% due to tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 58.8% for the three month period ended March 31, 2017 improved from 60.8% in the comparable period in 2016.  Acquisition expenses relating to the planned acquisitions of First Community and Mid Illinois may have a negative impact on the efficiency ratio for the remainder of 2017; however, the Company expects to realize operating efficiencies creating a positive impact in future years.  We will continue to examine appropriate avenues to improve efficiency.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	March 31, 2017	December 31, 2016	$ Change	% Change
Assets
Securities available for sale	$654,216	$759,811	$(105,595)	(13.9)%
Securities held to maturity	89,660	47,820	41,840	87.5%
Loans held for sale	96,444	256,319	(159,875)	(62.4)%
Portfolio loans, net	3,824,510	3,831,105	(6,595)	(0.2)%

Total assets	$5,438,935	$5,425,170	$13,765	0.3%

Liabilities
Deposits:
Noninterest-bearing	$1,206,324	$1,134,133	$72,191	6.4%
Interest-bearing	3,279,219	3,240,165	39,054	1.2%
Total deposits	$4,485,543	$4,374,298	$111,245	2.5%

Securities sold under agreements to repurchase	$163,081	$189,157	$(26,076)	(13.8)%
Short-term borrowings	—	75,000	(75,000)	(100.0)%
Long-term debt	80,000	80,000	—	—%

Total liabilities	$4,836,588	$4,830,856	$5,732	0.1%

Stockholders’ equity	$602,347	$594,314	$8,033	1.4%

Our priorities continue to focus around balance sheet strength, profitability and growth, in that order.  With our strong capital position, an attractive core funding base, a sound credit foundation, and an active growth plan, we feel confident that we are well positioned as we look forward in 2017. New partnerships with talented bankers in St. Louis, Peoria and the Chicagoland area bring an expanding pool of business opportunities to generate value and diversity across new markets.

Loans Held for Sale

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in its market areas and through mortgage loan application leads purchased from internet-based sources.  Loans held for sale totaled $96.4 million and $256.3 million at March 31, 2017 and December 31, 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower origination volumes in 2017 driven by market influences.  The Company has historically held a leading position in its primary residential loan markets in Central Illinois, while the operations acquired from Pulaski have been ranked among the top residential mortgage loan producers in the St. Louis and Kansas City markets.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	March 31, 2017
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$573,789	$350,369	$17,971	$28,322	$970,451
Commercial real estate	855,954	495,857	154,652	152,614	1,659,077
Real estate construction	38,409	64,376	13,746	53,134	169,665
Retail real estate	472,266	471,406	101,644	15,649	1,060,965
Retail other	11,472	539	783	—	12,794
Portfolio loans	$1,951,890	$1,382,547	$288,796	$249,719	$3,872,952

Less allowance for loan losses					48,442
Portfolio loans, net					$3,824,510

	December 31, 2016
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$565,853	$346,204	$19,207	$28,624	$959,888
Commercial real estate	878,018	470,126	150,940	155,080	1,654,164
Real estate construction	53,142	71,430	12,789	44,717	182,078
Retail real estate	479,026	468,212	105,620	16,202	1,069,060
Retail other	12,250	565	895	—	13,710
Portfolio loans	$1,988,289	$1,356,537	$289,451	$244,623	$3,878,900

Less allowance for loan losses					47,795
Portfolio loans, net					$3,831,105

Portfolio loans decreased $5.9 million, or 0.2%, as of March 31, 2017 compared to December 31, 2016.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $3.1 million from December 31, 2016.  Retail real estate and retail other loans decreased $9.0 million from December 31, 2016.  Relationship banking, rather than transactional banking, remains a focus for the Company during 2017.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Allowance for Loan Losses

Our allowance for loan losses was $48.4 million, or 1.3% of portfolio loans, and $47.8 million, or 1.2% of portfolio loans, at March 31, 2017 and December 31, 2016, respectively.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of March 31, 2017, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for known and probable losses in the loan portfolio.  In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, such write-off is charged against the allowance for loan losses.  We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.  The provision for loan losses decreased to $0.5 million for the first quarter of 2017 compared $1.0 million in the same period of 2016.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Non-accrual loans	$20,544	$21,423	$16,253	$22,443
Loans 90+ days past due and still accruing	311	131	3,830	334
Total non-performing loans	$20,855	$21,554	$20,083	$22,777

OREO	$739	$2,518	$2,324	$3,267

Total non-performing assets	$21,594	$24,072	$22,407	$26,044

Allowance for loan losses	$48,442	$47,795	$47,847	$45,358
Allowance for loan losses to portfolio loans	1.3%	1.2%	1.3%	1.2%
Allowance for loan losses to non-performing loans	232.3%	221.7%	238.2%	199.1%
Non-performing loans to portfolio loans, before allowance for loan losses	0.5%	0.6%	0.5%	0.6%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.6%	0.6%	0.6%	0.7%

Total non-performing assets were $21.6 million at March 31, 2017, compared to $24.1 million at December 31, 2016.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.6% on March 31, 2017.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $56.0 million at March 31, 2017, compared to $50.2 million at December 31, 2016.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2017, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of March 31, 2017, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

As of March 31, 2017, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At March 31, 2017, the Company had outstanding standby letters of credit of $20.1 million and commitments to extend credit of $936.6 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of March 31, 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2017, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 9.25%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.25%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.75% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of March 31, 2017, First Busey had a total capital to total risk-weighted asset ratio of 14.87%, a Tier 1 capital to risk-weighted asset ratio of 13.69%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.90% and a Tier 1 leverage ratio of 10.92%; Busey Bank had ratios of 13.84%, 12.65%, 12.65% and 10.06%, respectively.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include acquisition and other notable pre-tax items, operating earnings, tangible common equity, tangible common equity to tangible assets and efficiency ratios. Management uses these non-GAAP measures, together with the related GAAP measures, in analysis of the Company’s performance and in making business decisions. Management also uses these measures for peer comparisons.

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

Operating earnings reconciliation for the first quarter of 2017 (dollars in thousands):

Net income	$15,170
Pending acquisition	732
Pulaski acquisition	23
Restructuring costs	215
Related tax	(346)
Operating earnings	$15,794

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

FORWARD-LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, national and international economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business; (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of current and/or future acquisitions, which may include termination of the merger agreement, failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated; (x) unexpected outcomes of existing or new litigation involving First Busey;  (xi) changes in accounting policies and practices; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the SEC.

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $89.7 million of securities classified as held to maturity at March 31, 2017.  First Busey had no securities classified as trading at March 31, 2017.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of March 31, 2017, First Busey had $654.2 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Analysis is conducted under the standard of fair value which is defined in ASC Topic 820, Fair Value Measurement, as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than the remainder of assets acquired or liabilities assumed. At the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each future reporting date. Subsequent decreases in the expected cash flows will generally result in a provision for loan losses. Subsequent increases in the expected cash flows will generally be offset against the allowance for loan losses to the extent an allowance has been established or recognized as interest income prospectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in asset values due to movements in underlying market rates and prices.  Interest rate risk is a type of market risk to earnings and capital arising from movements in interest rates.  Interest rate risk is the most significant market risk affecting First Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, have minimal impact or do not arise in the normal course of First Busey’s business activities.

First Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions and attempts to structure the Consolidated Balance Sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

As of March 31, 2017, due to the current low interest rate environment, a downward adjustment below -100 basis points in federal fund rates was not meaningful. As of December 31, 2016, a downward adjustment in federal fund rates was not meaningful.  Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2017	NA	NA	NA	(6.43)%	1.82%	2.95%	3.78%	4.38%

December 31, 2016	NA	NA	NA	NA	(0.29)%	(1.20)%	(2.42)%	(3.86)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2017	NA	NA	NA	(9.67)%	4.69%	8.19%	11.24%	13.65%

December 31, 2016	NA	NA	NA	NA	2.17%	3.12%	3.63%	3.56%

The risk is monitored and managed within approved policy limits.  The calculation of potential effects of hypothetical interest rate changes was based on numerous assumptions and should not be relied upon as indicative of actual results.  Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of March 31, 2017, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2017.  At March 31, 2017, the Company had 333,334 shares that may yet be purchased under the plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

(a)         On May 5, 2017, the Company entered into a second amendment (the “Amendment”) to that certain credit Agreement, dated November 20, 2015 (the “Agreement”), between the Company and U.S. Bank National Association (“U.S. Bank”), pursuant to which U.S. Bank committed, subject to the terms and conditions set forth in the Amendment, to (i) extend the maturity of the revolving loan facility made available to the Company thereunder from November 19, 2017 to April 30, 2018; and (ii) increase the maximum principal amount available under the facility from $20.0 million to $40.0 million. All other terms of the Agreement remain in full force and effect.

(b)         None.

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger by and between First Busey Corporation and First Community Financial Partners, Inc., dated February 6, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K dated filed with the Commission on February 6, 2017).

2.2

Agreement and Plan of Merger by and between First Busey Corporation and Mid Illinois Bancorp, Inc., dated March 13, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K dated filed with the Commission on March 13, 2017).

*10.1	Amended Employment Agreement by and among First Busey Corporation, Busey Bank and John Powers, dated February 24, 2015.
*10.2

Amendment No. 2, dated May 5, 2017, between First Busey Corporation and U.S. Bank National Association, amending that certain Credit Agreement, dated November 20, 2015, between First Busey Corporation and U.S. Bank National Association.

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
*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

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
Date: May 9, 2017