Form 10-Q
period 2017-06-30
FIRST BUSEY CORP /NV/
filed 2017-08-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common Stock, $.001 par value	45,449,258

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Assets
Cash and cash equivalents (interest-bearing 2017 $208,591; 2016 $75,006)	$294,100	$166,706
Securities available for sale, at fair value	646,349	759,811
Securities held to maturity, at amortized cost	208,634	47,820
Loans held for sale	168,415	256,319
Portfolio loans (net of allowance for loan losses 2017 $49,201; 2016 $47,795)	3,871,263	3,831,105
Premises and equipment, net	79,498	77,861
Goodwill	102,814	102,814
Other intangible assets, net	16,073	18,462
Cash surrender value of bank owned life insurance	80,608	79,720
Deferred tax asset, net	18,014	20,224
Other assets	45,599	64,328
Total assets	$5,531,367	$5,425,170
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,105,041	$1,134,133
Interest-bearing	3,289,171	3,240,165
Total deposits	$4,394,212	$4,374,298

Securities sold under agreements to repurchase	178,597	189,157
Short-term borrowings	50,000	75,000
Long-term debt	80,000	80,000
Senior notes, net of unamortized issuance costs	39,351	—
Subordinated notes, net of unamortized issuance costs	59,022	—
Junior subordinated debt owed to unconsolidated trusts	70,938	70,868
Other liabilities	46,132	41,533
Total liabilities	$4,918,252	$4,830,856

Commitments and contingencies (See “Note 14: Outstanding Commitments and Contingent Liabilities”)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2017 and 2016 38,869,519	39	39
Additional paid-in capital	780,916	781,716
Accumulated deficit	(145,996)	(163,689)
Accumulated other comprehensive income	305	36
Total stockholders’ equity before treasury stock	$635,264	$618,102

Common stock shares held in treasury at cost, 2017 621,041; 2016 633,232	(22,149)	(23,788)
Total stockholders’ equity	$613,115	$594,314
Total liabilities and stockholders’ equity	$5,531,367	$5,425,170

Common shares outstanding at period end	38,248,478	38,236,287

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$81,833	$61,331
Interest and dividends on investment securities:
Taxable interest income	7,650	7,187
Non-taxable interest income	1,453	1,544
Total interest income	$90,936	$70,062
Interest expense:
Deposits	$4,207	$2,899
Federal funds purchased and securities sold under agreements to repurchase	327	172
Short-term borrowings	74	198
Long-term debt	280	100
Senior notes	162	—
Subordinated notes	299	—
Junior subordinated debt owed to unconsolidated trusts	1,208	799
Total interest expense	$6,557	$4,168
Net interest income	$84,379	$65,894
Provision for loan losses	1,000	2,100
Net interest income after provision for loan losses	$83,379	$63,794

Non-interest income:
Trust fees	$12,017	$10,592
Commissions and brokers’ fees, net	1,473	1,355
Remittance processing	5,704	5,755
Fees for customer services	12,081	10,579
Mortgage revenue	4,904	4,249
Security gains, net	853	1,219
Other	3,044	1,674
Total non-interest income	$40,076	$35,423
Non-interest expense:
Salaries, wages and employee benefits	$41,951	$33,859
Net occupancy expense of premises	6,311	4,899
Furniture and equipment expenses	3,338	2,728
Data processing	7,537	8,247
Amortization of intangible assets	2,389	1,875
Regulatory expense	1,025	1,472
Other	11,836	10,956
Total non-interest expense	$74,387	$64,036
Income before income taxes	$49,068	$35,181
Income taxes	17,419	12,364
Net income	$31,649	$22,817
Basic earnings per common share	$0.83	$0.72
Diluted earnings per common share	$0.82	$0.71
Dividends declared per share of common stock	$0.36	$0.34

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$41,236	$36,187
Interest and dividends on investment securities:
Taxable interest income	4,047	3,576
Non-taxable interest income	726	775
Total interest income	$46,009	$40,538
Interest expense:
Deposits	$2,163	$1,792
Federal funds purchased and securities sold under agreements to repurchase	204	90
Short-term borrowings	27	185
Long-term debt	167	57
Senior notes	162	—
Subordinated notes	299	—
Junior subordinated debt owed to unconsolidated trusts	621	462
Total interest expense	$3,643	$2,586
Net interest income	$42,366	$37,952
Provision for loan losses	500	1,100
Net interest income after provision for loan losses	$41,866	$36,852

Non-interest income:
Trust fees	$5,827	$5,045
Commissions and brokers’ fees, net	751	687
Remittance processing	2,859	2,830
Fees for customer services	6,095	5,873
Mortgage revenue	2,770	3,369
Security (losses) gains, net	(4)	152
Other	1,764	621
Total non-interest income	$20,062	$18,577
Non-interest expense:
Salaries, wages and employee benefits	$20,061	$18,493
Net occupancy expense of premises	3,126	2,732
Furniture and equipment expenses	1,719	1,644
Data processing	3,939	5,015
Amortization of intangible assets	1,182	1,109
Regulatory expense	433	884
Other	6,308	6,471
Total non-interest expense	$36,768	$36,348
Income before income taxes	$25,160	$19,081
Income taxes	8,681	6,698
Net income	$16,479	$12,383
Basic earnings per common share	$0.43	$0.35
Diluted earnings per common share	$0.43	$0.35
Dividends declared per share of common stock	$0.18	$0.17

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$16,479	$12,383	$31,649	$22,817
Other comprehensive income, before tax:
Securities available for sale:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period	$728	$2,900	$1,301	$10,599
Reclassification adjustment for losses (gains) included in net income	4	(152)	(853)	(1,219)
Other comprehensive income, before tax	$732	$2,748	$448	$9,380
Income tax expense related to items of other comprehensive income	292	1,094	179	3,749
Other comprehensive income, net of tax	$440	$1,654	$269	$5,631
Comprehensive income	$16,919	$14,037	$31,918	$28,448

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (loss)	Stock	Total
Balance, December 31, 2015	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	22,817	—	—	22,817
Other comprehensive income	—	—	—	5,631	—	5,631
Stock issued in acquisition of Pulaski, net of stock issuance costs	10	195,188	—	—	—	195,198
Issuance of treasury stock for employee stock purchase plan	—	(462)	—	—	668	206
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(93)	—	—	86	(7)
Net issuance of stock options exercised, net of shares redeemed	—	(818)	—	—	871	53
Cash dividends common stock at $0.34 per share	—	—	(9,759)	—	—	(9,759)
Stock dividend equivalents restricted stock units at $0.34 per share	—	165	(165)	—	—	—
Stock-based employee compensation	—	792	—	—	—	792
Balance, June 30, 2016	$39	$785,825	$(177,372)	$7,971	$(28,346)	$588,117

Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	31,649	—	—	31,649

Other comprehensive income	—	—	—	269	—	269
Issuance of treasury stock for employee stock purchase plan	—	(361)	—	—	664	303
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(969)	—	—	914	(55)
Net issuance of stock options exercised, net of shares redeemed	—	(784)	—	—	921	137
Cash dividends common stock at $0.36 per share	—	—	(13,764)	—	—	(13,764)
Stock dividend equivalents restricted stock units at $0.36 per share	—	181	(181)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.36 per share	—	—	(11)	—	—	(11)
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Stock-based employee compensation	—	1,133	—	—	—	1,133
Balance, June 30, 2017	$39	$780,916	$(145,996)	$305	$(22,149)	$613,115

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$31,649	$22,817
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,133	792
Depreciation	3,862	3,218
Amortization of intangible assets	2,389	1,875
Provision for loan losses	1,000	2,100
Provision for deferred income taxes	2,031	(4,621)
Amortization of security premiums and discounts, net	2,543	3,722
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(198)	(237)
Accretion of premiums and discounts on portfolio loans, net	(3,270)	(1,962)
Net security gains	(853)	(1,219)
Gain on sales of mortgage loans, net of origination costs	(26,136)	(3,604)
Mortgage loans originated for sale	(758,338)	(531,235)
Proceeds from sales of mortgage loans	866,635	446,662
Net (gains) losses on disposition of premises and equipment	(56)	29
Increase in cash surrender value of bank owned life insurance	(888)	(678)
Change in assets and liabilities:
Decrease in other assets	7,879	7,184
Increase (decrease) in other liabilities	4,839	(1,997)
Increase (decrease) in interest payable	396	(43)
Decrease (increase) in income taxes receivable	523	(700)
Net cash provided by (used in) operating activities before activities	$135,140	$(57,897)

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	127,287	40,189
Proceeds from sales of securities classified held to maturity	—	399
Proceeds from maturities of securities classified available for sale	103,249	118,723
Proceeds from maturities of securities classified held to maturity	2,819	924
Purchase of securities classified available for sale	(116,327)	(70,686)
Purchase of securities classified held to maturity	(164,803)	(2,382)
Net (increase) decrease in portfolio loans	(32,403)	76,883
Proceeds from disposition of premises and equipment	611	845
Proceeds from sale of other real estate owned (“OREO”) properties	3,765	1,389
Purchases of premises and equipment	(6,054)	(4,682)
Net cash received in acquisitions	—	25,575
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock	6,001	9,960
Purchase of FHLB stock	—	(9,288)
Net cash (used in) provided by investing activities	$(75,855)	$187,849

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(64,286)	$(71,071)
Net increase (decrease) in demand, money market and savings deposits	84,468	(61,280)
Net decrease in securities sold under agreements to repurchase	(10,560)	(22,086)
Repayment of short-term borrowings	(25,000)	(12,800)
Repayment of long-term debt	—	(4,906)
Net proceeds from issuance of senior debt	39,351	—
Net proceeds from issuance of subordinated debt	59,022	—
Cash dividends paid	(13,764)	(9,759)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	(1,259)	(12)
Proceeds from stock options exercised	137	—
Common stock issuance costs	—	(246)
Net cash provided by (used in) financing activities	$68,109	$(182,160)
Net increase (decrease) in cash and cash equivalents	$127,394	$(52,208)
Cash and cash equivalents, beginning of period	$166,706	$319,280
Cash and cash equivalents, ending of period	$294,100	$267,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$6,162	$4,205
Income taxes	$13,116	$9,300
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	$258	$1,343

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

The accompanying Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited Consolidated Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

On April 30, 2016, First Busey acquired Pulaski Financial Corp., a Missouri corporation (“Pulaski”), and its wholly-owned bank subsidiary, Pulaski Bank, National Association (“Pulaski Bank”).  First Busey operated Pulaski Bank as a separate banking subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.  The unaudited Consolidated Financial Statements include the accounts of the Company, Busey Bank and Busey Bank’s wholly-owned subsidiaries, FirsTech, Inc. and Pulaski Service Corporation (as of the date of acquisition, April 30, 2016) and Busey Wealth Management, Inc. and its wholly-owned subsidiary, Busey Trust Company.  All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

On February 6, 2017, the Company entered into an Agreement and Plan of Merger (“FCFP Merger Agreement”) with First Community Financial Partners, Inc., an Illinois corporation (“First Community”).  On July 2, 2017, the Company completed its acquisition of First Community, under which each share of First Community common stock issued and outstanding was converted into 0.396 shares of the Company’s common stock, cash in lieu of fractional shares and $1.35 cash consideration per share.  It is anticipated that First Community Financial Bank, First Community’s wholly-owned bank subsidiary prior to the acquisition, will be merged with and into Busey Bank in the fourth quarter of 2017.  At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank.  As of June 30, 2017, First Community had total consolidated assets of $1.4 billion, total loans of $1.1 billion and total deposits of $1.1 billion.  The unaudited Consolidated Financial Statements in this Form 10-Q do not include the accounts of First Community.  See “Note 2:  Acquisitions” for further information relating to this acquisition.

On March 13, 2017, the Company entered into an Agreement and Plan of Merger (“MIB Merger Agreement”) with Mid Illinois Bancorp, Inc., an Illinois corporation (“Mid Illinois”), pursuant to which Mid Illinois will merge into First Busey, with First Busey as the surviving corporation (“MIB Merger”).  It is anticipated that South Side Trust & Savings Bank of Peoria, Mid Illinois’s wholly-owned bank subsidiary (“South Side”), will be merged with and into Busey Bank at a date following the completion of the holding company merger. At the time of the bank merger, South Side’s banking offices will become branches of Busey Bank.  As of June 30, 2017, Mid Illinois had total consolidated assets of $661.9 million, total loans of $373.3 million and total deposits of $513.7 million.  MIB Merger is anticipated to be completed in the fourth quarter of 2017, and is subject to the satisfaction of customary closing conditions in MIB Merger Agreement and the approval of the appropriate regulatory authorities and of the stockholders of Mid Illinois.  See “Note 2:  Acquisitions” for further information relating to this planned acquisition.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  On July 2, 2017, First Busey completed the First Community acquisition.  The financial results of First Community are not recognized in this Form 10-Q.  Other than the completion of the First Community acquisition, there were no significant subsequent events for the quarter ended June 30, 2017 through the issuance date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

Note 2:  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski, which was headquartered in St. Louis, Missouri.  Pulaski Bank, which was Pulaski’s wholly-owned bank subsidiary prior to the acquisition, offered a full line of quality retail and commercial banking products through thirteen full-service branch offices in the St. Louis metropolitan area and mortgage loan products through loan production offices across the Midwest. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016 when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.

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

First Busey incurred an insignificant amount of expenses related to the acquisition of Pulaski for the three and six months ended June 30, 2017.  First Busey incurred $2.0 million and $2.3 million in pre-tax expenses related to the acquisition of Pulaski for the three and six months ended June 30, 2016, respectively, primarily for data processing and professional and legal fees, to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  At June 30, 2017, PCI loans with a carrying value of $1.1 million were outstanding.  Material activity includes PCI loans with a carrying value of $6.2 million being sold to outside parties in the third quarter of 2016 and a commercial PCI loan with a carrying value of $1.6 million being collected in the fourth quarter of 2016.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, the majority was accelerated in 2016 as a result of the third quarter loan sale and fourth quarter collection.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2016, as if the acquisition had occurred January 1, 2016. The pro forma results combine the historical results of Pulaski into the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that had been recognized are included in net income in the table below (dollars in thousands):

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Total revenues (net interest income plus non-interest income)	$61,344	$123,237
Net income	9,239	23,165
Diluted earnings per common share	0.24	0.60

First Community Financial Partners, Inc.

On July 2, 2017, the Company completed its acquisition of First Community, headquartered in Joliet, Illinois, under which each share of First Community common stock issued and outstanding was converted into 0.396 shares of the Company’s common stock, cash in lieu of fractional shares and $1.35 cash consideration per share. It is anticipated that First Community Financial Bank, will be merged with and into Busey Bank in the fourth quarter of 2017.  At the time of the bank merger, First Community Financial Bank’s banking offices will become branches of Busey Bank. As of June 30, 2017, First Community had total consolidated assets of $1.4 billion, total loans of $1.1 billion and total deposits of $1.1 billion.

Founded in 2004, First Community operated nine branches in Will, DuPage and Grundy counties, which encompass portions of the southwestern suburbs of Chicago.  Please reference the FCFP Merger Agreement and the Company’s Registration Statement on Form S-4, which includes a proxy statement/prospectus, filed on April 18, 2017 for additional information regarding the acquisition of First Community.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair value assessments are incomplete as of the filing date of this Form 10-Q.  Fair values are subject to refinement for up to one year after the closing date of July 2, 2017.  This acquisition is a subsequent event and the financial results of First Community are not recognized in this Form 10-Q.

First Busey incurred $0.2 million and $0.8 million in pre-tax expenses related to the acquisition of First Community for the three and six months ended June 30, 2017, respectively, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2017 and 2016, as if the acquisition had occurred January 1, 2016.  The pro forma results combine the historical results of First Community into the Company’s Consolidated Statements of Income, including the impact of estimated purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The 2016 pro forma results reflect Pulaski pro forma information as well, which is shown separately above.  Actual purchase accounting adjustments are incomplete as of the filing date of this Form 10-Q.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands):

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues (net interest income plus non-interest income)	$78,122	$71,793	$152,227	$143,032
Net income	21,462	11,615	40,149	27,678
Diluted earnings per common share	0.47	0.25	0.87	0.60

Mid Illinois Bancorp, Inc.

On March 13, 2017, the Company entered into the MIB Merger Agreement with Mid Illinois, pursuant to which Mid Illinois will merge into First Busey, with First Busey as the surviving corporation.  It is anticipated that South Side will be merged with and into Busey Bank at a date following the completion of the holding company merger. At the time of the bank merger, South Side’s banking offices will become branches of Busey Bank.  The MIB Merger is anticipated to be completed in the fourth quarter of 2017, and is subject to the satisfaction of customary closing conditions in the MIB Merger Agreement and the approval of the appropriate regulatory authorities and of the stockholders of Mid Illinois.  As of June 30, 2017, Mid Illinois had total consolidated assets of $661.9 million, total loans of $373.3 million and total deposits of $513.7 million.

Founded in 1922, South Side operates as a state chartered commercial and trust bank with thirteen branches located within the greater Peoria area.  South Side also owns Mid-Illinois Insurance Services, Inc.  For more information, please reference the MIB Merger Agreement and the Company’s Registration Statement on Form S-4, which includes a proxy statement/prospectus regarding our planned acquisition of Mid Illinois, filed on July 7, 2017, which will be amended.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date.

First Busey incurred $0.1 million and $0.2 million in pre-tax expenses related to the planned acquisition of Mid Illinois for the three and six months ended June 30, 2017, respectively, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

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

ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party.  This guidance is effective for annual reporting periods beginning after December 15, 2017.  The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718.  This guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017:
Available for sale
U.S. Treasury securities	$85,793	$116	$(61)	$85,848
Obligations of U.S. government corporations and agencies	67,122	26	(373)	66,775
Obligations of states and political subdivisions	142,242	1,311	(200)	143,353
Residential mortgage-backed securities	314,169	1,322	(2,140)	313,351
Corporate debt securities	31,796	209	(11)	31,994
Total debt securities	641,122	2,984	(2,785)	641,321
Mutual funds and other equity securities	4,719	309	—	5,028
Total	$645,841	$3,293	$(2,785)	$646,349

Held to maturity
Obligations of states and political subdivisions	$42,546	$407	$(10)	$42,943
Commercial and residential mortgage-backed securities	166,088	413	(441)	166,060
Total	$208,634	$820	$(451)	$209,003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Available for sale
U.S. Treasury securities	$74,784	$185	$(25)	$74,944
Obligations of U.S. government corporations and agencies	79,577	46	(496)	79,127
Obligations of states and political subdivisions	154,438	1,093	(593)	154,938
Residential mortgage-backed securities	303,641	1,390	(2,782)	302,249
Corporate debt securities	142,836	630	(123)	143,343
Total debt securities	755,276	3,344	(4,019)	754,601
Mutual funds and other equity securities	4,475	735	—	5,210
Total	$759,751	$4,079	$(4,019)	$759,811

Held to maturity
Obligations of states and political subdivisions	$44,333	$122	$(160)	$44,295
Commercial mortgage-backed securities	3,487	23	(122)	3,388
Total	$47,820	$145	$(282)	$47,683

The amortized cost and fair value of debt securities as of June 30, 2017, by contractual maturity or pre-refunded date, are shown below (dollars in thousands).  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$71,081	$71,198	$1,764	$1,766
Due after one year through five years	222,954	223,168	21,022	21,173
Due after five years through ten years	67,533	68,875	20,530	20,704
Due after ten years	279,554	278,080	165,318	165,360
Total	$641,122	$641,321	$208,634	$209,003

Realized gains and losses related to sales of securities are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross security gains	$1	$171	$969	$1,245
Gross security (losses)	(5)	(19)	(116)	(26)
Net security (losses) gains	$(4)	$152	$853	$1,219

The tax provision for the net realized gains and losses was insignificant for the three months ended June 30, 2017.  The tax provision for the net realized gains and losses was $0.3 million for the six months ended June 30, 2017.  The tax provision for the net realized gains and losses was $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

Investment securities with carrying amounts of $541.4 million and $547.2 million on June 30, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017:
Available for sale
U.S. Treasury securities	$24,525	$(61)	$—	$—	$24,525	$(61)
Obligations of U.S. government corporations and agencies	52,159	(373)	—	—	52,159	(373)
Obligations of states and political subdivisions	46,018	(172)	2,536	(28)	48,554	(200)
Residential mortgage-backed securities	161,359	(2,140)	—	—	161,359	(2,140)
Corporate debt securities	5,848	(7)	484	(4)	6,332	(11)
Total temporarily impaired securities	$289,909	$(2,753)	$3,020	$(32)	$292,929	$(2,785)

Held to maturity
Obligations of states and political subdivisions	$5,621	$(10)	$—	$—	$5,621	$(10)
Commercial and residential mortgage-backed securities	122,551	(441)	—	—	122,551	(441)
Total temporarily impaired securities	$128,172	$(451)	$—	$—	$128,172	$(451)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Available for sale
U.S. Treasury securities	$9,997	$(25)	$—	$	$9,997	$(25)
Obligations of U.S. government corporations and agencies	46,209	(496)	—		46,209	(496)
Obligations of states and political subdivisions	64,832	(585)	1,154	(8)	65,986	(593)
Residential mortgage-backed securities	168,898	(2,782)	—	—	168,898	(2,782)
Corporate debt securities	32,749	(123)	—	—	32,749	(123)
Total temporarily impaired securities	$322,685	$(4,011)	$1,154	$(8)	$323,839	$(4,019)

Held to maturity
Obligations of states and political subdivisions	$24,558	$(160)	$	$	$24,558	$(160)
Commercial mortgage-backed securities	2,385	(122)	—	—	2,385	(122)
Total temporarily impaired securities	$26,943	$(282)	$—	$—	$26,943	$(282)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).  The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2017 was 196, and represented a loss of 0.76% of the aggregate carrying value.  As of June 30, 2017, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at June 30, 2017.

The Company had available for sale obligations of state and political subdivisions with aggregate fair values of $143.4 million and $154.9 million as of June 30, 2017 and December 31, 2016, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with aggregate fair values of $42.9 million and $44.3 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the aggregate fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $155.1 million of general obligation bonds and $31.2 million of revenue bonds issued by 245 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 27 states (including the District of Columbia), including six states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 15 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

June 30, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	73	$65,270	$65,957	$904
Michigan	31	18,011	18,314	591
Wisconsin	29	17,435	17,522	604
Pennsylvania	7	8,309	8,333	1,190
Texas	16	10,121	10,153	635
Ohio	10	10,964	10,978	1,098
Other	43	23,690	23,884	555
Total general obligations bonds	209	$153,800	$155,141	$742

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	70	$59,120	$59,182	$845
Michigan	38	23,233	23,472	618
Wisconsin	31	21,390	21,479	693
Pennsylvania	10	10,242	10,235	1,023
Texas	16	10,731	10,702	669
Ohio	10	11,009	11,005	1,100
Iowa	3	5,332	5,345	1,782
Other	43	22,028	22,192	516
Total general obligations bonds	221	$163,085	$163,612	$740

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at June 30, 2017 and December 31, 2016.  Accordingly, as of June 30, 2017 and December 31, 2016, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.3% had been rated by at least one nationally recognized statistical rating organization and 1.7% were unrated, based on the aggregate fair value as of June 30, 2017.  Of the general obligation bonds in the Company’s portfolio, 98.4% had been rated by at least one nationally recognized statistical rating organization and 1.6% were unrated, based on the fair value as of December 31, 2016.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

June 30, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$10,190	$10,318	$1,032
Illinois	7	6,339	6,384	912
Other	19	14,459	14,453	761
Total revenue bonds	36	$30,988	$31,155	$865

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$11,207	$11,244	$1,124
Illinois	7	7,321	7,275	1,039
Other	22	17,158	17,102	777
Total revenue bonds	39	$35,686	$35,621	$913

The revenue bonds are diversified across many issuers and revenue sources with $3.6 million and $3.5 million being the largest exposure to a single issuer at each of June 30, 2017 and December 31, 2016, respectively.  Accordingly, as of June 30, 2017 and December 31, 2016, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 98.7% had been rated by at least one nationally recognized statistical rating organization and 1.3% were unrated, based on the fair value as of June 30, 2017.  Of the revenue bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2016.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

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

Note 5:  Loans held for sale

Loans held for sale totaled $168.4 million and $256.3 million at June 30, 2017 and December 31, 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower origination volumes in 2017.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Premiums received on sales of mortgage loans, including fair value adjustments	$10,065	$8,470	$22,216	$9,119
Less direct origination costs	(7,648)	(5,501)	(18,035)	(5,754)
Less provisions to liability for loans sold	(150)	(50)	(175)	(50)
Mortgage servicing revenues	503	450	898	934
Mortgage revenue	$2,770	$3,369	$4,904	$4,249

Note 6:  Portfolio loans

Distributions of portfolio loans were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Commercial	$958,639	$959,888
Commercial real estate	1,687,710	1,654,164
Real estate construction	181,912	182,078
Retail real estate	1,080,051	1,069,060
Retail other	12,152	13,710
Portfolio loans	$3,920,464	$3,878,900

Less allowance for loan losses	49,201	47,795
Portfolio loans, net	$3,871,263	$3,831,105

Net deferred loan origination costs included in the table above were $3.6 million as of June 30, 2017 and $2.5 million as of December 31, 2016.  Net accretable purchase accounting adjustments included in the table above reduced loans by $9.4 million as of June 30, 2017 and $12.7 million as of December 31, 2016.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $3.79 billion at June 30, 2017, compared to $3.72 billion December 31, 2016.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $135.8 million at June 30, 2017, compared to $165.5 million at December 31, 2016.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and non-posted and clearings) (dollars in thousands):

	June 30, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$768,845	$125,169	$25,684	$30,994	$9,456
Commercial real estate	1,526,365	112,921	15,813	29,958	5,540
Real estate construction	133,371	40,591	5,319	3,542	32
Retail real estate	1,065,428	5,557	3,514	2,069	3,860
Retail other	12,154	—	—	—	47
Total	$3,506,163	$284,238	$50,330	$66,563	$18,935

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$826,163	$70,260	$26,951	$26,941	$11,685
Commercial real estate	1,507,513	69,145	40,775	35,385	5,154
Real estate construction	134,574	39,936	8,033	994	47
Retail real estate	1,050,671	6,586	2,793	2,158	4,484
Retail other	13,691	27	2	—	53
Total	$3,532,612	$185,954	$78,554	$65,478	$21,423

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

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	June 30, 2017
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	Loans
Commercial	$705	$125	$—	$9,456
Commercial real estate	1,148	606	1,085	5,540
Real estate construction	446	—	—	32
Retail real estate	2,680	1,229	38	3,860
Retail other	13	1	—	47
Total	$4,992	$1,961	$1,123	$18,935

	December 31, 2016
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	Loans
Commercial	$165	$363	$37	$11,685
Commercial real estate	478	256	—	5,154
Real estate construction	—	—	—	47
Retail real estate	2,394	364	94	4,484
Retail other	55	15	—	53
Total	$3,092	$998	$131	$21,423

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2017 if impaired loans had been current in accordance with their original terms was $0.2 million and $0.5 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2017.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing.  A summary of restructured loans as of June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Restructured loans:
In compliance with modified terms	$11,730	$10,593
30 — 89 days past due	57	59
Included in non-performing loans	2,162	1,285
Total	$13,949	$11,937

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

Performing loans classified as TDRs during the three and six months ended June 30, 2017 included one commercial modification for short-term principal payment relief, with a recorded investment of $1.6 million and one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.3 million.

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2017 and 2016 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2017.

TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three months ended June 30, 2016 consisted of three retail real estate modifications totaling $0.2 million.  TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the six months ended June 30, 2016 consisted of four retail real estate modifications totaling $0.2 million and one retail other modification totaling $0.1 million.

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

	June 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$15,598	$7,498	$3,684	$11,182	$1,494	$9,916
Commercial real estate	15,586	11,398	2,127	13,525	1,152	11,671
Real estate construction	481	456	—	456	—	636
Retail real estate	12,905	11,249	371	11,620	140	13,177
Retail other	69	47	1	48	1	106
Total	$44,639	$30,648	$6,183	$36,831	$2,787	$35,506

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$16,955	$8,060	$3,835	$11,895	$1,535	$10,127
Commercial real estate	12,922	9,036	3,118	12,154	1,778	8,939
Real estate construction	518	483	11	494	11	793
Retail real estate	13,112	11,733	385	12,118	140	13,102
Retail other	139	53	3	56	3	171
Total	$43,646	$29,365	$7,352	$36,717	$3,467	$33,132

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2017 and December 31, 2016.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratios component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of June 30, 2017, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of June 30, 2017, the Company believed this reserve remained adequate.

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

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the second quarter of 2017, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of June 30, 2017 totaled approximately $789.7 million.

The following tables detail activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,260	$19,848	$2,021	$12,978	$335	$48,442
Provision for loan losses	(1,572)	1,279	(197)	1,020	(30)	500
Charged-off	(78)	(1,101)	(48)	(641)	(93)	(1,961)
Recoveries	1,318	98	385	324	95	2,220
Ending balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201

	As of and for the Six Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(2,221)	1,059	(63)	2,240	(15)	1,000
Charged-off	(181)	(1,689)	(48)	(1,092)	(183)	(3,193)
Recoveries	2,027	131	402	885	154	3,599
Ending balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201

	As of and for the Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,323	$18,240	$1,836	$11,487	$285	$45,171
Provision for loan losses	(2,166)	2,275	(306)	1,204	93	1,100
Charged-off	(1,322)	(282)	(86)	(187)	(92)	(1,969)
Recoveries	311	42	117	535	51	1,056
Ending balance	$10,146	$20,275	$1,561	$13,039	$337	$45,358

	As of and for the Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan losses	1,245	1,896	(295)	(898)	152	2,100
Charged-off	(4,874)	(282)	(86)	(385)	(213)	(5,840)
Recoveries	660	57	179	608	107	1,611
Ending balance	$10,146	$20,275	$1,561	$13,039	$337	$45,358

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of June 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individuallyevaluated for impairment	$1,494	$1,152	$—	$140	$1	$2,787
Loans collectivelyevaluated for impairment	11,434	18,972	2,161	13,541	306	46,414
Ending balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201

Loans:
Loans individuallyevaluated for impairment	$11,127	$12,572	$456	$11,243	$48	$35,446
Loans collectivelyevaluated for impairment	947,457	1,674,185	181,456	1,068,431	12,104	3,883,633
PCI loans evaluated forimpairment	55	953	—	377	—	1,385
Ending balance	$958,639	$1,687,710	$181,912	$1,080,051	$12,152	$3,920,464

	As of December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,535	$1,778	$11	$140	$3	$3,467
Loans collectively evaluated for impairment	11,768	18,845	1,859	11,508	348	44,328
Ending balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

Loans:
Loans individually evaluated for impairment	$11,834	$11,147	$494	$11,644	$56	$35,175
Loans collectively evaluated for impairment	947,993	1,642,010	181,584	1,056,942	13,654	3,842,183
PCI loans evaluated for impairment	61	1,007	—	474	—	1,542
Ending balance	$959,888	$1,654,164	$182,078	$1,069,060	$13,710	$3,878,900

Note 7:  OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At June 30, 2017, the Company held $0.4 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2016, the Company held $2.0 million in commercial OREO, $0.5 million in residential OREO and an insignificant amount of other repossessed assets.  At June 30, 2017 the Company had $1.1 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning balance	$2,518	$783
Additions, transfers from loans	258	2,775
Additions, fair value from Pulaski acquisition	—	2,488
Proceeds from sales of OREO	(3,765)	(4,498)
Gain on sales of OREO	1,469	999
Valuation allowance for OREO	—	(29)
Ending balance	$480	$2,518

Note 8:  Deposits

The composition of deposits is as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Demand deposits, noninterest-bearing	$1,105,041	$1,134,133
Interest-bearing transaction deposits	1,016,151	1,032,928
Saving deposits and money market deposits	1,551,374	1,421,037
Time deposits	721,646	786,200
Total	$4,394,212	$4,374,298

Interest-bearing transaction deposits included $28.1 million and $36.9 million of reciprocal brokered transaction deposits at June 30, 2017 and December 31, 2016, respectively.  Savings deposits included $15.0 million and $22.2 million of reciprocal brokered deposits at June 30, 2017 and December 31, 2016, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $317.0 million and $350.7 million at June 30, 2017 and December 31, 2016, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 was approximately $75.3 million and $70.7 million at June 30, 2017 and December 31, 2016, respectively.  There were no national deposits at June 30, 2017.  National deposits of $0.1 million were included in the balance of time deposits as of December 31, 2016.  The Company had reciprocal brokered time deposits of $73.8 million and $93.4 million at June 30, 2017 and December 31, 2016, respectively, included in the balance of time deposits.  Further, the Company had brokered deposits of $5.0 million at June 30, 2017 and December 31, 2016, which are included in the balance of time deposits.

As of June 30, 2017, the scheduled maturities of time deposits are as follows (dollars in thousands):

July 1, 2017 — June 30, 2018	$470,284
July 1, 2018 — June 30, 2019	169,457
July 1, 2019 — June 30, 2020	41,769
July 1, 2020 — June 30, 2021	16,689
July 1, 2021 — June 30, 2022	23,354
Thereafter	93
$721,646

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

On May 5, 2017, the Company entered into an amendment to a credit agreement with a correspondent bank to extend a revolving loan facility to the Company in the maximum principal amount of $40.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of April 30, 2018.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on June 30, 2017 or December 31, 2016.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	June 30, 2017	December 31, 2016
Securities sold under agreements to repurchase
Balance at end of period	$178,597	$189,157
Weighted average interest rate at end of period	0.55%	0.30%
Maximum outstanding at any month end in year-to-date period	$194,191	$216,293
Average daily balance for the year-to-date period	$171,283	$181,474
Weighted average interest rate during period(1)	0.38%	0.22%

Short-term borrowings, FHLB advances
Balance at end of period	$50,000	$75,000
Weighted average interest rate at end of period	1.20%	0.63%
Maximum outstanding at any month end in year-to-date period	$50,000	$236,700
Average daily balance for the year-to-date period	$11,188	$96,698
Weighted average interest rate during period(1)	0.74%	0.53%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Maximum outstanding at any month end in year-to-date period	$—	$10,000
Average daily balance for the year-to-date period	$—	$2,596
Weighted average interest rate during period(1)(2)	—%	4.78%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

(2)Includes interest and non-usage fee.

Long-term debt is summarized as follows (dollars in thousands):

	June 30, 2017	December 31, 2016

Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$80,000	$80,000

As of June 30, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.70% to 0.95%.  The weighted average rate on these long-term advances was 0.77% as of June 30, 2017.  As of December 31, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.35% to 0.54%.  The weighted average rate on the long-term advances was 0.41% as of December 31, 2016.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at June 30, 2017.  The Company used the net proceeds from the offering to finance a portion of the consideration for its acquisition of First Community and to redeem a portion of its subordinated debentures in July 2017, and intends to use a portion to finance the planned acquisition of Mid Illinois, with the remaining proceeds to be used for general corporate purposes.

Note 10:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition, the Company acquired similar statutory trusts maintained by Pulaski, which were adjusted to fair value.  The Company had $70.9 million of junior subordinated debt owed to unconsolidated trusts at June 30, 2017 and December 31, 2016.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of June 30, 2017, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

Note 11:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income available to common stockholders	$16,479	$12,383	$31,649	$22,817
Shares:
Weighted average common shares outstanding	38,311	34,984	38,302	31,861

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	441	308	444	241

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	38,752	35,292	38,746	32,102

Basic earnings per common share	$0.43	$0.35	$0.83	$0.72

Diluted earnings per common share	$0.43	$0.35	$0.82	$0.71

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At June 30, 2017, 10,850 outstanding options, 128,622 restricted stock units and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2016, 10,850 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 12:  Share-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan. The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have  requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011.

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of June 30, 2017, the Company held 621,041 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At June 30, 2017 the Company had 333,334 shares that may still be purchased under the plan.

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

Stock Option Plan

A summary of the status of and changes in the Company’s stock option awards for the six months ended June 30, 2017 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	209,382	$15.13
Granted	—	—
Exercised	(16,469)	10.90
Forfeited	—	—
Expired	—	—
Outstanding at end of period	192,913	$15.49	1.27
Exercisable at end of period	192,913	$15.49	1.27

The Company did not record any stock option compensation expense for the three and six months ended June 30, 2017 or 2016.  As of June 30, 2017, the Company had no unrecognized stock option expense.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2017, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	552,610	$18.45	35,038	$21.04
Granted	140,026	30.36	—	—
Dividend equivalents earned	6,141	29.78	1,133	29.78
Vested	(27,917)	14.60	(18,245)	22.81
Forfeited	(5,900)	20.38	—	—
Non-vested at end of period	664,960	$21.21	17,926	$19.80
Outstanding at end of period	664,960	$21.21	94,592	$18.67

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

On January 25, 2017, under the terms of the 2010 Equity Incentive Plan, the Company granted 11,404 RSUs to a member of management.  As the stock price on the grant date of January 25, 2017 was $30.69, total compensation cost to be recognized is $0.4 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the award will vest 100%.

On June 13, 2017, under the terms of the 2010 Equity Incentive Plan, the Company granted 128,622 RSUs to executives and members of management.  As the stock price on the grant date of June 13, 2017 was $30.33, total compensation cost to be recognized is $3.9 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

The Company recognized $0.6 million and $0.4 million of compensation expense related to non-vested stock units for the three months ended June 30, 2017 and 2016, respectively.  The Company recognized $1.1 million and $0.8 million of compensation expense related to non-vested stock units for the six months ended June 30, 2017 and 2016, respectively.   As of June 30, 2017, there was $8.8 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 4.0 years.

Note 13:  Income Taxes

At June 30, 2017, the Company was not under examination by any tax authority.

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

	June 30, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$953,244	$875,077
Standby letters of credit	19,168	20,145

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2017 and December 31, 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and the bank to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the bank, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of June 30, 2017, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The table below includes the 1.25% increase as of January 1, 2017 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of June 30, 2017, the Company and Busey Bank were in compliance with the current phase of the Basel III Rule and management believes that the Company and Busey Bank would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect (dollars in thousands).

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$685,626	16.18%	$391,865	9.25%	$423,638	10.00%
Busey Bank	$585,244	13.94%	$388,482	9.25%	$419,980	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$576,286	13.60%	$307,138	7.25%	$338,911	8.00%
Busey Bank	$535,904	12.76%	$304,486	7.25%	$335,984	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$502,286	11.86%	$243,592	5.75%	$275,365	6.50%
Busey Bank	$535,904	12.76%	$241,489	5.75%	$272,987	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$576,286	10.98%	$210,017	4.00%	N/A	N/A
Busey Bank	$535,904	10.25%	$209,036	4.00%	$261,295	5.00%

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Banking	$82,128	$82,128	$5,475,118	$5,369,669
Remittance Processing	8,992	8,992	33,256	32,379
Wealth Management	11,694	11,694	29,695	28,351
Other	—	—	(6,702)	(5,229)
Totals	$102,814	$102,814	$5,531,367	$5,425,170

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income:
Banking	$43,365	$38,349	$85,907	$66,561
Remittance Processing	15	14	29	28
Wealth Management	90	64	146	130
Other	(1,104)	(475)	(1,703)	(825)
Total net interest income	$42,366	$37,952	$84,379	$65,894

Non-interest income:
Banking	$10,758	$10,930	$21,212	$18,720
Remittance Processing	3,005	2,896	6,029	5,936
Wealth Management	6,691	5,807	13,708	12,068
Other	(392)	(1,056)	(873)	(1,301)
Total non-interest income	$20,062	$18,577	$40,076	$35,423

Non-interest expense:
Banking	$29,331	$28,963	$58,621	$48,939
Remittance Processing	2,174	2,157	4,286	4,447
Wealth Management	3,980	3,704	7,944	7,809
Other	1,283	1,524	3,536	2,841
Total non-interest expense	$36,768	$36,348	$74,387	$64,036

Income before income taxes:
Banking	$24,292	$19,215	$47,498	$34,241
Remittance Processing	847	753	1,773	1,517
Wealth Management	2,801	2,168	5,910	4,390
Other	(2,780)	(3,055)	(6,113)	(4,967)
Total income before income taxes	$25,160	$19,081	$49,068	$35,181

Net income:
Banking	$15,855	$12,423	$30,604	$22,126
Remittance Processing	508	451	1,062	908
Wealth Management	1,675	1,296	3,523	2,618
Other	(1,559)	(1,787)	(3,540)	(2,835)
Total net income	$16,479	$12,383	$31,649	$22,817

Note 17:  Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors, interest rate swaps and foreign currency forward contracts.  See “Note 18:  Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At June 30, 2017, the Company had issued $212.4 million of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At June 30, 2017, the Company had issued $366.8 million of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Fair value recorded in other assets	$2,074	$6,403
Fair value recorded in other liabilities	4,228	3,098

The gross gains and losses on derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross gains	$4,942	$8,271	$8,807	$8,271
Gross (losses)	(4,228)	(9,770)	(8,019)	(9,770)
Net gains (losses)	$714	$(1,499)	$788	$(1,499)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps. Beginning in the second quarter of 2017, the Company entered into interest rate swap contracts to manage the interest rate risk exposure associated with specific commercial loan relationships, at the time such loans were originated.  With a notional value of $58.2 million at June 30, 2017 these contracts support variable rate, commercial loan relationships totaling $29.1 million.  While these swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of  derivative assets and liabilities related to interest rate swaps recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

June 30, 2017
Fair value recorded in other assets	$301
Fair value recorded in other liabilities	301

The gross gains and losses on derivative assets and liabilities related to interest rate swaps recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 are summarized as follows (dollars in thousands):

June 30, 2017
Gross gains	$301
Gross losses	(301)
Net gains (losses)	—

First Busey had $0.6 million in cash pledged to secure its obligation under these contracts at June 30, 2017.

Foreign Currency Derivatives. The Company had originated certain loan agreements that settled in non-U.S. dollar denominations.  At June 30, 2017, there were no outstanding gross balances of such loans.  The Company had entered into foreign currency forward contracts to mitigate the economic effect of fluctuations in foreign currency exchange rates on non-U.S. dollar denominated loans, when balances were outstanding.  While such forward contracts generally served as an economic hedge to certain loans, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.  The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 was insignificant.

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

There were no transfers between levels during the quarter ended June 30, 2017.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2017
Securities available for sale
U.S. Treasury securities	$—	$85,848	$—	$85,848
Obligations of U.S. government
corporations and agencies	—	66,775	—	66,775
Obligations of states and political subdivisions	—	143,353	—	143,353
Residential mortgage-backed securities	—	313,351	—	313,351
Corporate debt securities	—	31,994	—	31,994
Mutual funds and other equity securities	5,028	—	—	5,028
Loans
Loans held for sale	—	168,415	—	168,415
Derivative assets
Derivative financial assets	—	2,375	—	2,375
Derivative liabilities
Derivative financial liabilities	—	4,529	—	4,529

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2016
Securities available for sale
U.S. Treasury securities	$—	$74,944	$—	$74,944
Obligations of U.S. government
corporations and agencies	—	79,127	—	79,127
Obligations of states and political subdivisions	—	154,938	—	154,938
Residential mortgage-backed securities	—	302,249	—	302,249
Corporate debt securities	—	143,343	—	143,343
Mutual funds and other equity securities	5,210	—	—	5,210
Loans
Loans held for sale	—	256,319	—	256,319
Derivative assets
Derivative financial assets	—	6,403	—	6,403
Derivative liabilities
Foreign currency forward contracts	—	7	—	7
Derivative financial liabilities	—	3,098	—	3,098

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2017
Impaired loans	$—	$—	$3,396	$3,396
OREO(1)	—	—	—	—

December 31, 2016
Impaired loans	$—	$—	$3,885	$3,885
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
June 30, 2017
Impaired loans	$3,396	Appraisal of collateral	Appraisal adjustments	-20.3% to -100.0% (-36.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2016
Impaired loans	$3,885	Appraisal of collateral	Appraisal adjustments	-19.2% to -100.0% (-38.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$294,100	$294,100	$166,706	$166,706
Level 2 inputs:
Securities held to maturity	208,634	209,003	47,820	47,683
Accrued interest receivable	14,419	14,419	15,562	15,562
Level 3 inputs:
Portfolio loans, net	3,871,263	3,865,697	3,831,105	3,841,760
Mortgage servicing rights	2,806	8,575	3,074	7,803
Other servicing rights	186	683	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$4,394,212	$4,390,437	$4,374,298	$4,368,891
Securities sold under agreements to repurchase	178,597	178,597	189,157	189,157
Short-term borrowings	50,000	50,000	75,000	75,000
Long-term debt	80,000	80,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,938	70,938	70,868	70,868
Accrued interest payable	1,382	1,382	987	987
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,351	39,360	—	—
Subordinated notes, net of unamortized issuance costs	59,022	59,066	—	—

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 or is described below.

The fair value of other servicing rights relates to servicing that First Busy provides on Small Business Association loans and is estimated by discounting the future cash flows and classified as level 3 in ASC Topic 820.  The fair value of senior and subordinated notes, net of unamortized issuance costs, is estimated based on the rates currently available to the Company with similar terms, remaining maturity and credit spread and classified as level 3 in ASC Topic 820.

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

The liability for loans sold of $2.1 million at June 30, 2017 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at June 30, 2017 (unaudited), as compared with March 31, 2017 (unaudited), December 31, 2016 and June 30, 2016 (unaudited), and the results of operations for the three and six months ended June 30, 2017 (unaudited) and 2016 (unaudited), and the three months ended March 31, 2017 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE SUMMARY

Acquisitions

During the first quarter of 2017, First Busey announced the signing of two definitive agreements to acquire First Community, headquartered in Joliet, Illinois, and Mid Illinois, headquartered in Peoria, Illinois.  On July 2, 2017, the Company completed its acquisition of First Community.  The First Community acquisition is a subsequent event and the financial results of First Community are not recognized in this Form 10-Q.  The acquisition of First Community allows us to significantly expand our geographic presence into attractive southwest suburbs of Chicago.  The planned acquisition of Mid Illinois will enhance the Company’s existing deposit, commercial banking and trust and investment presence in the greater Peoria area, and is expected to close in the fourth quarter of 2017, subject to customary closing conditions.

Operating Results

First Busey’s net income for the second quarter of 2017 was $16.5 million, or $0.43 per diluted common share.  The Company reported net income of $15.2 million or $0.39 per diluted common share for the first quarter of 2017 and net income of $12.4 million or $0.35 per diluted common share for the second quarter of 2016.  The Company’s year-to-date net income through June 30, 2017 was $31.6 million, or $0.82 per diluted common share, compared to net income of $22.8 million or $0.71 per diluted common share, for the comparable period of 2016.  The results benefited from the acquisition of Pulaski since the closing of the transaction on April 30, 2016.

During the second quarter of 2017, the Company incurred $0.3 million of pre-tax expenses related to acquisitions compared to $2.0 million in the second quarter of 2016, which primarily consisted of legal, professional, and data processing expenses.  During the six months ended June 30, 2017, the Company incurred $1.1 million of pre-tax acquisition related costs compared to $2.3 million in the same period of 2016.  Additional notable pre-tax items incurred by the Company during the first six months of 2017 included $0.2 million of restructuring costs.  Excluding these items, the Company’s operating earnings, a non-GAAP financial measure, for the second quarter of 2017 would have been $16.7 million, or $0.43 per diluted common share and $32.5 million or $0.84 per diluted common share for the year-to-date net income through June 30, 2017.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 47.0% of the Company’s non-interest income for the quarter ended June 30, 2017, providing a balance to revenue from traditional banking activities.

Trust fees and commissions and brokers’ fees of $6.6 million for the second quarter of 2017 decreased seasonally from $6.9 million for the first quarter of 2017 and increased from $5.7 million for the second quarter of 2016. Trust fees and commissions and brokers’ fees grew to $13.5 million for the first six months of 2017 compared to $11.9 million for the same period of 2016.  Net income from the wealth management segment decreased to $1.7 million for the second quarter of 2017 compared to $1.8 million for the first quarter of 2017, but increased from $1.3 million for the second quarter of 2016.  Net income from the wealth management segment increased to $3.5 million for the first six months of 2017 compared to $2.6 million for the same period of 2016, a notable 34.6% increase.

Remittance processing revenue increased slightly to $2.9 million for the second quarter of 2017 compared to $2.8 million for both the first quarter of 2017 and second quarter of 2016.  For the first six months of 2017, remittance processing revenue remained relatively stable at $5.7 million compared to $5.8 million for the same period of 2016.  Net income from the remittance processing segment was $0.5 million for the second quarter of 2017 a modest decrease from $0.6 million in the first quarter of 2017 but comparable to the $0.5 million in second quarter of 2016.  Net income from the remittance processing segment was $1.1 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016.

Mortgage revenues slowed significantly in 2017 and balances of loans held for sale trended below prior year.  Active cost reduction efforts have been underway, including effective employee management.

Commercial loans and non-interest bearing deposits continue as drivers of balance sheet growth, while net income in the banking, remittance processing and wealth management segments expanded on a comparative basis to prior year.  Credit metrics were also positive, with net recoveries recorded to the allowance for loan losses that drove lower provision expense, and gains in OREO, all indicators of ongoing balance sheet strength.

Asset Quality

While much internal focus has been directed toward growth and managing the integration of its recent acquisitions, the Company’s commitment to credit quality remains strong.  As of June 30, 2017, the Company reported a decrease in non-performing loans to $20.1 million compared to $20.9 million as of March 31, 2017 and $22.8 million as of June 30, 2016.  Non-performing loans were 0.5% of total portfolio loans as of June 30, 2017 and March 31, 2017, compared to 0.6% as of June 30, 2016.

The Company recorded net recoveries of $0.3 million for the second quarter of 2017, compared to net recoveries of $0.1 million for the first quarter of 2017 and net charge-offs of $0.9 million for the second quarter of 2016.  The Company recorded net recoveries of $0.4 million for the first six months of 2017, a decrease from the net charge-offs of $4.2 million for the same period of 2016.  Allowance for loan losses as a percentage of portfolio loans was 1.3% at June 30, 2017 and March 31, 2017, an increase from 1.2% at June 30, 2016. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The Company recorded a provision for loan losses of $0.5 million in the second and first quarter of 2017 and $1.1 million in the second quarter of 2016. The Company recorded provision for loan losses of $1.0 million for the first six months of 2017, a decrease from $2.1 million for the same period of 2016.

With a continued commitment to asset quality and the strength of our Consolidated Balance Sheets, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market specific economic conditions, and specific measures may fluctuate from period to period.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	June 30,
	2017	2017	2016	2016
Portfolio loans	$3,920,464	$3,872,952	$3,878,900	$3,780,966
Commercial loans(1)	2,828,261	2,799,193	2,796,130	2,685,933
Allowance for loan losses	49,201	48,442	47,795	45,358
Non-performing loans
Non-accrual loans	18,935	20,544	21,423	22,443
Loans 90+ days past due	1,123	311	131	334
Loans 30-89 days past due	6,953	9,804	4,090	9,754
Other non-performing assets	480	739	2,518	3,267
Non-performing assets to portfolio loans and non-performing assets	0.5%	0.6%	0.6%	0.7%
Allowance as a percentage of non-performing loans	245.3%	232.3%	221.7%	199.1%
Allowance for loan losses to portfolio loans	1.3%	1.3%	1.2%	1.2%

(1)Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

As of June 30, 2017 the Company had 28 banking centers serving Illinois.  Our downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, well-recognized and stable organizations.  Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar Inc. operations, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

The July 2, 2017 acquisition of First Community adds nine additional Illinois banking centers.  This acquisition provides First Busey entrance into the demographically and economically attractive southwest suburban markets of the greater Chicagoland area and is part of the Company’s strategy of expanding into markets with both population and commercial density in the Midwest.

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

The acquisition of Pulaski expanded our presence into the St. Louis, Missouri metropolitan area, which is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 17 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy with its major employment sectors including health care, financial services, professional and business services, and retail.  The Company has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades. The county features a cross-section of industry, as well as extensive retail and some agriculture.  The Company’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into neighboring counties.

The Company has five banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and the housing market over the last several years.

The Company has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is host to numerous conventions and sporting events annually.  In 2017, the Company is working to expand its presence in Indianapolis.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

							Change in income/
	2017			2016			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$182,562	$454	1.00%	$316,726	$371	0.47%	$(204)	$287	$83
Investment securities
U.S. Government obligations	144,653	487	1.35%	199,387	565	1.14%	(172)	94	(78)
Obligations of states and political
subdivisions(1)	186,547	1,411	3.03%	213,611	1,534	2.89%	(199)	76	(123)
Other securities	480,064	2,811	2.35%	437,793	2,298	2.11%	237	276	513
Loans held for sale	104,420	1,000	3.84%	134,028	1,352	4.06%	(284)	(68)	(352)
Portfolio loans(1)(2)	3,892,327	40,608	4.18%	3,377,087	35,132	4.18%	5,472	4	5,476
Total interest-earning assets(1)(3)	$4,990,573	$46,771	3.76%	$4,678,632	$41,252	3.55%	$4,850	$669	$5,519

Cash and due from banks	75,959			73,073
Premises and equipment	78,728			75,052
Allowance for loan losses	(49,260)			(47,347)
Other assets	265,074			241,915

Total Assets	$5,361,074			$5,021,325

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,021,986	$333	0.13%	$804,033	$182	0.09%	$58	$93	$151
Savings and money market deposits	1,493,040	678	0.18%	1,501,351	567	0.15%	(13)	124	111
Time deposits	743,308	1,152	0.62%	763,774	1,043	0.55%	(28)	137	109
Short-term borrowings:
Repurchase agreements and federal funds purchased	176,735	204	0.46%	178,826	90	0.20%	(1)	115	114
Other(4)	2,198	27	4.93%	133,668	185	0.56%	(342)	184	(158)
Long-term debt(5)	120,141	628	2.10%	80,000	57	0.29%	42	529	571
Junior subordinated debt owed to unconsolidated trusts	70,904	621	3.51%	65,407	462	2.84%	42	117	159
Total interest-bearing liabilities	$3,628,312	$3,643	0.40%	$3,527,059	$2,586	0.29%	$(242)	$1,299	$1,057

Net interest spread(1)			3.36%			3.26%

Noninterest-bearing deposits	1,091,696			942,553
Other liabilities	36,178			38,840
Stockholders’ equity	604,888			512,873

Total Liabilities and Stockholders’ Equity	$5,361,074			$5,021,325

Interest income / earning assets(1)(3)	$4,990,573	$46,771	3.76%	$4,678,632	$41,252	3.55%
Interest expense / earning assets	$4,990,573	$3,643	0.29%	$4,678,632	$2,586	0.23%

Net interest margin(1)		$43,128	3.47%		$38,666	3.32%	$5,092	$(630)	$4,462

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)          Non-accrual loans have been included in average portfolio loans.

(3)          Interest income includes a tax-equivalent adjustment of $0.8 million for the three months ended June 30, 2017 and 2016, respectively.

(4)          Includes FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)          Includes FHLB long-term debt, senior notes and subordinated notes.

(6)          Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

							Change in income/
	2017			2016			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$137,826	$632	0.92%	$278,988	$671	0.48%	$(448)	$409	$(39)
Investment securities
U.S. Government obligations	145,922	940	1.30%	196,323	1,114	1.14%	(313)	139	(174)
Obligations of states and political
subdivisions(1)	190,803	2,843	3.00%	216,768	3,069	2.85%	(386)	160	(226)
Other securities	474,034	5,469	2.33%	442,478	4,708	2.14%	342	419	761
Loans held for sale	121,546	2,238	3.71%	70,068	1,383	3.97%	950	(95)	855
Portfolio loans(1)(2)	3,877,215	80,289	4.18%	2,980,405	60,368	4.07%	18,381	1,540	19,921
Total interest-earning assets(1)(3)	$4,947,346	$92,411	3.77%	$4,185,030	$71,313	3.43%	$18,526	$2,572	$21,098

Cash and due from banks	77,516			66,246
Premises and equipment	78,505			69,148
Allowance for loan losses	(48,986)			(47,475)
Other assets	271,342			191,133

Total Assets	$5,325,723			$4,464,082

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,019,185	$613	0.12%	$773,504	$297	0.08%	$113	$203	$316
Savings and money market deposits	1,474,562	1,256	0.17%	1,371,709	1,013	0.15%	63	180	243
Time deposits	760,829	2,338	0.62%	606,785	1,589	0.53%	442	307	749
Short-term borrowings:
Repurchase agreements and federal funds purchased	171,290	327	0.38%	171,270	172	0.20%	—	155	155
Other(4)	11,188	74	1.33%	66,834	198	0.60%	(246)	122	(124)
Long-term debt(5)	100,181	741	1.49%	80,000	100	0.25%	31	610	641
Junior subordinated debt owed to unconsolidated trusts	70,887	1,208	3.44%	60,203	799	2.67%	156	253	409
Total interest-bearing liabilities	$3,608,122	$6,557	0.37%	$3,130,305	$4,168	0.27%	$559	$1,830	$2,389

Net interest spread(1)			3.40%			3.16%

Noninterest-bearing deposits	1,079,405			855,412
Other liabilities	38,020			33,574
Stockholders’ equity	600,176			444,791

Total Liabilities and Stockholders’ Equity	$5,325,723			$4,464,082

Interest income / earning assets(1)(3)	$4,947,346	$92,411	3.77%	$4,185,030	$71,313	3.43%
Interest expense / earning assets	$4,947,346	$6,557	0.27%	$4,185,030	$4,168	0.20%

Net interest margin(1)		$85,854	3.50%		$67,145	3.23%	$17,967	$742	$18,709

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)          Non-accrual loans have been included in average portfolio loans.

(3)          Interest income includes a tax-equivalent adjustment of $1.5 million and $1.3 million at June 30, 2017 and 2016, respectively.

(4)          Includes FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)          Includes FHLB long-term debt, senior notes and subordinated notes.

(6)          Annualized.

Consolidated Average Balance Sheets and interest rates were impacted by the April 30, 2016 Pulaski acquisition.  Total average interest-earning assets increased $311.9 million, or 6.7%, to $5.0 billion for the three month period ended June 30, 2017, as compared to $4.7 billion for the same period in 2016.  Total average interest-earning assets increased $762.3 million, or 18.2%, to $4.9 billion for the six month period ended June 30, 2017, as compared to $4.2 billion for the same period in 2016. Total average interest-bearing liability balances increased $101.3 million, or 2.9%, to $3.6 billion for the three month period ended June 30, 2017, as compared to $3.5 billion for the same period in 2016.  Total average interest-bearing liability balances increased $477.8 million, or 15.3%, to $3.6 billion for the six month period ended June 30, 2017, as compared to $3.1 billion for the same period in 2016.

Net interest income, on a tax-equivalent basis, increased $4.5 million for the three month period ended June 30, 2017, as compared to the same period of 2016.  Net interest income, on a tax-equivalent basis, increased $18.7 million for the six month period ended June 30, 2017, as compared to the same period of 2016.  The Federal Open Market Committee announced on March 15, 2017 that the federal funds rate increased from 0.75% to 1.00%, and then announced another rate increase on June 15, 2017 from 1.00% to 1.25%.  The Company expects these increases in interest rates to be modestly favorable to net interest income in 2017.  However, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.47% for the three month period ended June 30, 2017, compared to 3.32% for the same period in 2016 and increased to 3.50% for the six month period ended June 30, 2017 compared to 3.23% for the same period in 2016.

Quarterly net interest margins were as follows:

	2017	2016
First Quarter	3.53%	3.10%
Second Quarter	3.47%	3.32%
Third Quarter	—	3.51%
Fourth Quarter	—	3.63%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.36% for the three month period ended June 30, 2017, compared to 3.26% for the same period in 2016 and was 3.40% for the six month period ended June 30, 2017, compared to 3.16% for the same period in 2016.

Management attempts to mitigate the effects of the interest rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for accounting policies underlying the recognition of interest income and expense.

Non-interest income (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Trust fees	$5,827	$5,045	$782	15.5%	$12,017	$10,592	$1,425	13.5%
Commissions and brokers’ fees, net	751	687	64	9.3%	1,473	1,355	118	8.7%
Remittance processing	2,859	2,830	29	1.0%	5,704	5,755	(51)	(0.9)%
Fees for customer services	6,095	5,873	222	3.8%	12,081	10,579	1,502	14.2%
Mortgage revenue	2,770	3,369	(599)	(17.8)%	4,904	4,249	655	15.4%
Security (losses) gains, net	(4)	152	(156)	(102.6)%	853	1,219	(366)	(30.0)%
Other income	1,764	621	1,143	184.1%	3,044	1,674	1,370	81.8%
Total non-interest income	$20,062	$18,577	$1,485	8.0%	$40,076	$35,423	$4,653	13.1%

Total non-interest income of $20.1 million for the three month period ended June 30, 2017 increased by 8.0% as compared to $18.6 million for the same period in 2016.  Total non-interest income of $40.1 million for the six month period ended June 30,

2017 increased by 13.1% as compared to $35.4 million for the same period in 2016.  Results were impacted by the April 30, 2016 Pulaski acquisition.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased to $6.6 million for the three months ended June 30, 2017 compared to $5.7 million for the three months ended June 30, 2016 and increased to $13.5 million for the six months ended June 30, 2017 compared to $11.9 million for the six months ended June 30, 2016.  As Pulaski and First Community had no legacy trust fee income, the addition of this service offering in their markets is expected to provide attractive growth opportunities in future periods.

Remittance processing revenue of $2.9 million for the three months ended June 30, 2017 increased slightly compared to $2.8 million for the same period of 2016.  For the first six months of 2017, remittance processing revenue remained relatively stable at $5.7 million compared to $5.8 million for the same period of 2016.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services increased to $6.1 million for the three month period ended June 30, 2017 as compared to $5.9 million for the same period of 2016 and increased to $12.1 million for the six month period ended June 30, 2017 as compared to $10.6 million for the same period of 2016.  Evolving regulation, product changes and changing behaviors by our client base may impact the fees for customer services in future periods.

Mortgage revenue decreased to $2.8 million for the three month period ended June 30, 2017 compared to $3.4 million for the same period of 2016.  Mortgage revenue increased to $4.9 million for the six month period ended June 30, 2017 compared to $4.2 million for the same period of 2016.  The Company has historically held a leading position in its primary residential loan markets in Central Illinois, while the operations acquired from Pulaski have been ranked among the top residential mortgage loan producers in the St. Louis and Kansas City markets.  Results for the first six months of 2017 were influenced by an increase in mortgage rates and associated costs, as well as declines in purchase inventory.

Security (losses) gains, net, decreased for the three and six month periods ended June 30, 2017 compared to the same period of 2016.  Security (losses) gains, net, vary based on the Company’s decisions around selling securities.  In the first quarter of 2017, the Company sold 100% risk weighted investments and reinvested in 20% risk weighted investments at higher yields to produce higher future returns.

Other income increased to $1.8 million for the three month period ended June 30, 2017 as compared to $0.6 million for the same period of 2016 and increased to $3.0 million for the six month period ended June 30, 2017 as compared to $1.7 million for the same period of 2016.  The other income increase is across multiple revenue sources, with swap origination fee income and fluctuations in private equity investments driving the increase.

Non-interest expense (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries, wages and employee benefits	$20,061	$18,493	$1,568	8.5%	$41,951	$33,859	$8,092	23.9%
Net occupancy expense of premises	3,126	2,732	394	14.4%	6,311	4,899	1,412	28.8%
Furniture and equipment expenses	1,719	1,644	75	4.6%	3,338	2,728	610	22.4%
Data processing	3,939	5,015	(1,076)	(21.5)%	7,537	8,247	(710)	(8.6)%
Amortization of intangible assets	1,182	1,109	73	6.6%	2,389	1,875	514	27.4%
Regulatory expense	433	884	(451)	(51.0)%	1,025	1,472	(447)	(30.4)%
Other expense	6,308	6,471	(163)	(2.5)%	11,836	10,956	880	8.0%
Total non-interest expense	$36,768	$36,348	$420	1.2%	$74,387	$64,036	$10,351	16.2%

Income taxes	$8,681	$6,698	$1,983	29.6%	$17,419	$12,364	$5,055	40.9%
Effective rate on income taxes	34.5%	35.1%			35.5%	35.1%

Efficiency ratio	56.3%	61.7%			57.6%	60.3%
Full-time equivalent employees as of period-end	1,238	1,326

Total non-interest expense of $36.8 million for the three month period ended June 30, 2017 slightly increased as compared to $36.3 million for the same period in 2016.  Total non-interest expense of $74.4 million for the six month period ended June 30, 2017 increased as compared to $64.0 million for the same period in 2016.  Acquisition expenses relating to the acquisition of First Community and planned acquisition of Mid Illinois have impacted and are expected to continue to impact non-interest expense throughout 2017, while acquisition expenses related to the Pulaski acquisition impacted 2016.

Salaries, wages and employee benefits expense of $20.1 million increased $1.6 million for the three month period ended June 30, 2017 as compared to the same period in 2016 and increased $8.1 million, to $42.0 million, for the six month period ended June 30, 2017 as compared to the same period of 2016, as a result of the Pulaski acquisition during the second quarter of 2016.

Combined net occupancy expense of premises and furniture and equipment expenses of $4.8 million and $9.6 million for the three and six month periods ended June 30, 2017, respectively, increased compared to the same periods in 2016. The Pulaski acquisition added 13 banking centers and several loan production offices.  We continue to evaluate our branch network and operations for appropriate cost control measures while seeking improvements in service delivery to our customers.  The July 2, 2017 acquisition with First Community added nine additional Illinois banking centers.

Data processing expense for the three month period ended June 30, 2017 of $3.9 million decreased from $5.0 million for the same period of 2016.  Data processing expense for the six month period ended June 30, 2017 of $7.5 million decreased from $8.2 million for the same period of 2016.   Higher data processing expense in 2016 primarily related to software conversion expenses in connection with the Pulaski acquisition.

Amortization of intangible assets increased for the three and six month periods ended June 30, 2017 compared to the same periods in 2016 as a result of the Pulaski acquisition.  Amortization of intangible assets is expected to increase in future periods related to the First Community acquisition and planned Mid Illinois acquisition.

Regulatory expense decreased 51.0% and 30.4% for the three and six month periods ended June 30, 2017, respectively, compared to the same period in 2016.

Other expense of $6.3 million for the three month period ended June 30, 2017 decreased $0.2 million compared to the same period in 2016.  Other expense of $11.8 million for the six month period ended June 30, 2017 increased $0.9 million compared to the same period in 2016 across multiple expense categories.

The effective rate on income taxes, or income taxes divided by income before taxes, of 34.5% and 35.5% for the three and six months ended June 30, 2017, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%, which will have an impact on the Company’s tax expense in future periods.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 56.3% for the three month period ended June 30, 2017 improved from 61.7% in the comparable period in 2016 and the efficiency ratio of 57.6% for the six month period ended June 30, 2017 improved from 60.3% in the comparable period in 2016.  Expenses relating to the First Community acquisition and planned Mid Illinois acquisition may have a negative impact on the efficiency ratio for the remainder of 2017; however, the Company expects to realize operating efficiencies creating a positive impact in future years.  We will continue to examine appropriate avenues to improve efficiency.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	June 30, 2017	December 31, 2016	$ Change	% Change
Assets
Securities available for sale	$646,349	$759,811	$(113,462)	(14.9)%
Securities held to maturity	208,634	47,820	160,814	336.3%
Loans held for sale	168,415	256,319	(87,904)	(34.3)%
Portfolio loans, net	3,871,263	3,831,105	40,158	1.0%

Total assets	$5,531,367	$5,425,170	$106,197	2.0%

Liabilities
Deposits:
Noninterest-bearing	$1,105,041	$1,134,133	$(29,092)	(2.6)%
Interest-bearing	3,289,171	3,240,165	49,006	1.5%
Total deposits	$4,394,212	$4,374,298	$19,914	0.5%

Securities sold under agreements to repurchase	$178,597	$189,157	$(10,560)	(5.6)%
Short-term borrowings	50,000	75,000	(25,000)	(33.3)%
Long-term debt	80,000	80,000	—	—%
Senior notes, net of unamortized issuance costs	39,351	—	39,351	100.0%
Subordinated notes, net of unamortized issuance costs	59,022	—	59,022	100.0%
Junior subordinated debt owed to unconsolidated trusts	70,938	70,868	70	0.1%

Total liabilities	$4,918,252	$4,830,856	$87,396	1.8%

Stockholders’ equity	$613,115	$594,314	$18,801	3.2%

Our priorities continue to focus around balance sheet strength, profitability and growth, in that order.

On May 25, 2017, the Company completed an offering of $40.0 million of 3.75% senior notes due May 25, 2022 and $60.0 million of 4.75% fixed-to-floating rate subordinated notes due May 25, 2027.  The Company used the net proceeds from the offering to finance a portion of the consideration for its acquisition of First Community and to redeem a portion of First Community’s subordinated debentures in July 2017, and intends to use a portion to finance the planned acquisition of Mid Illinois, with the remaining proceeds to be used for general corporate purposes.  Notably, the pricing was relatively favorable to other long-term debt issuances by community banks with similar credit profiles.

With our strong capital position, an attractive core funding base, a sound credit foundation, and an active growth plan, we are well positioned for the second half of 2017. New partnerships with talented bankers in St. Louis, Peoria and the Chicagoland area bring an expanding pool of business opportunities to generate value and diversity across new markets.

Loans Held for Sale

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in its market areas and through mortgage loan application leads purchased from internet-based sources.  Loans held for sale totaled $168.4 million and $256.3 million at June 30, 2017 and December 31, 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower origination volumes in 2017 driven by market influences.  The Company has historically held a leading position in its primary residential loan markets in Central Illinois, while the operations acquired from Pulaski have been ranked among the top residential mortgage loan producers in the St. Louis and Kansas City markets.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	June 30, 2017
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$554,507	$355,982	$18,476	$29,674	$958,639
Commercial real estate	865,910	523,655	145,517	152,628	1,687,710
Real estate construction	28,416	74,616	19,365	59,515	181,912
Retail real estate	465,336	498,267	99,375	17,073	1,080,051
Retail other	10,686	597	869	—	12,152
Portfolio loans	$1,924,855	$1,453,117	$283,602	$258,890	$3,920,464

Less allowance for loan losses					49,201
Portfolio loans, net					$3,871,263

	December 31, 2016
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$565,853	$346,204	$19,207	$28,624	$959,888
Commercial real estate	878,018	470,126	150,940	155,080	1,654,164
Real estate construction	53,142	71,430	12,789	44,717	182,078
Retail real estate	479,026	468,212	105,620	16,202	1,069,060
Retail other	12,250	565	895	—	13,710
Portfolio loans	$1,988,289	$1,356,537	$289,451	$244,623	$3,878,900

Less allowance for loan losses					47,795
Portfolio loans, net					$3,831,105

Portfolio loans increased $41.6 million, or 1.1%, as of June 30, 2017 compared to December 31, 2016.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $32.1 million from December 31, 2016.  Retail real estate and retail other loans increased $9.5 million from December 31, 2016.  Relationship banking, rather than transactional banking, remains a focus for the Company during 2017.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Allowance for Loan Losses

Our allowance for loan losses was $49.2 million, or 1.3% of portfolio loans, and $47.8 million, or 1.2% of portfolio loans, at June 30, 2017 and December 31, 2016, respectively.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of June 30, 2017, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for known and probable losses in the loan portfolio.  In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, such write-off is charged against the allowance for loan losses.  We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.  The provision for loan losses decreased to $0.5 million for the second quarter of 2017 compared to $1.1 million in the same period of 2016.  The provision for loan losses for the six months ended June 30, 2017 decreased to $1.0 million compared to $2.1 million in the same period of 2016.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Non-accrual loans	$18,935	$20,544	$21,423	$16,253
Loans 90+ days past due and still accruing	1,123	311	131	3,830
Total non-performing loans	$20,058	$20,855	$21,554	$20,083

OREO	$480	$739	$2,518	$2,324

Total non-performing assets	$20,538	$21,594	$24,072	$22,407

Allowance for loan losses	$49,201	$48,442	$47,795	$47,847
Allowance for loan losses to portfolio loans	1.3%	1.3%	1.2%	1.3%
Allowance for loan losses to non-performing loans	245.3%	232.3%	221.7%	238.2%
Non-performing loans to portfolio loans, before allowance for loan losses	0.5%	0.5%	0.6%	0.5%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.5%	0.6%	0.6%	0.6%

Total non-performing assets were $20.5 million at June 30, 2017, compared to $24.1 million at December 31, 2016.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.5% on June 30, 2017.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $48.7 million at June 30, 2017, compared to $50.2 million at December 31, 2016.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2017, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of June 30, 2017, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

As of June 30, 2017, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At June 30, 2017, the Company had outstanding standby letters of credit of $19.2 million and commitments to extend credit of $953.2 million to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of June 30, 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2017, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 9.25%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.25%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.75% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of June 30, 2017, First Busey had a total capital to total risk-weighted asset ratio of 16.18%, a Tier 1 capital to risk-weighted asset ratio of 13.60%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.86% and a Tier 1 leverage ratio of 10.98%; Busey Bank had ratios of 13.94%, 12.76%, 12.76% and 10.25%, respectively.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include acquisition and other notable pre-tax items, operating earnings and efficiency ratios. Management uses these non-GAAP measures, together with the related GAAP measures, in analysis of the Company’s performance and in making business decisions. Management also uses these measures for peer comparisons.

Management believes that operating earnings, adjusted for acquisition and other notable pre-tax items, is useful in assessing our core operating performance and in understanding the primary drivers of our non-interest income and non-interest expense when comparing periods.  Management believes that operating earnings is a useful measure because it excludes expenses that can significantly fluctuate from acquisition to acquisition. In addition, management believes that excluding these expenses provides investors and analysts a measure to better understand the Company’s primary operations when comparing the periods presented.

Operating earnings reconciliation (dollars in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net income	$16,479	$31,649
MIB Pending acquisition	113	244
First Community acquisition	234	836
Pulaski acquisition	—	23
Restructuring costs	—	215
Related tax benefit	(139)	(486)
Operating earnings	$16,687	$32,481

Management believes that efficiency ratios are standard financial measures used in the banking industry to evaluate performance.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $208.6 million of securities classified as held to maturity at June 30, 2017.  First Busey had no securities classified as trading at June 30, 2017.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of June 30, 2017, First Busey had $646.4 million of securities classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

As of June 30, 2017, due to the current interest rate environment, a downward adjustment below -100 basis points in federal fund rates was not meaningful. As of December 31, 2016, a downward adjustment in federal fund rates was not meaningful.  Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2017	NA	NA	NA	(1.00)%	1.07%	1.86%	2.43%	2.73%

December 31, 2016	NA	NA	NA	NA	(0.29)%	(1.20)%	(2.42)%	(3.86)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2017	NA	NA	NA	(3.60)%	3.44%	6.20%	8.50%	10.07%

December 31, 2016	NA	NA	NA	NA	2.17%	3.12%	3.63%	3.56%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 30, 2017, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2017.  At June 30, 2017, the Company had 333,334 shares that may still be purchased under the plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

(a)         None.

(b)         None.

ITEM 6.  EXHIBITS

10.1

Underwriting Agreement, dated May 18, 2017, between the Company and U.S. Bancorp Investments, Inc. and Sandler O’Neill & Partners, L.P., as representatives of the several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed with the Commission on May 24, 2017).

4.1	Indenture, dated as of May 25, 2017, between the Company and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 25, 2017).

4.2

First Supplemental Indenture, dated as of May 25, 2017, between the Company and U.S. Bank National Association (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on May 25, 2017).

4.3

Second Supplemental Indenture, dated as of May 25, 2017, between the Company and U.S. Bank National Association (filed as Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on May 25, 2017).

4.4	Form of 3.75% Senior Notes due 2022 (included in Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on May 25, 2017).

4.5	Form of Fixed-to-Floating Rate Subordinated Notes due 2027 (included in Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on May 25, 2017).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

*101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  August 8, 2017