Form 10-Q
period 2017-09-30
FIRST BUSEY CORP /NV/
filed 2017-11-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $.001 par value	48,634,644

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Assets
Cash and cash equivalents (interest-bearing 2017 $111,455; 2016 $75,006)	$214,381	$166,706
Securities available for sale, at fair value	708,247	759,811
Securities held to maturity, at amortized cost	281,975	47,820
Loans held for sale	139,696	256,319
Portfolio loans (net of allowance for loan losses 2017 $51,035; 2016 $47,795)	5,034,829	3,831,105
Premises and equipment, net	100,642	77,861
Goodwill	218,796	102,814
Other intangible assets, net	28,766	18,462
Cash surrender value of bank owned life insurance	101,104	79,720
Deferred tax asset, net	23,407	20,224
Other assets	61,946	64,328
Total assets	$6,913,789	$5,425,170
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,321,439	$1,134,133
Interest-bearing	4,051,844	3,240,165
Total deposits	$5,373,283	$4,374,298

Securities sold under agreements to repurchase	219,071	189,157
Short-term borrowings	212,850	75,000
Long-term debt	50,000	80,000
Senior notes, net of unamortized issuance costs	39,370	—
Subordinated notes, net of unamortized issuance costs	64,745	—
Junior subordinated debt owed to unconsolidated trusts	70,973	70,868
Other liabilities	47,429	41,533
Total liabilities	$6,077,721	$4,830,856

Commitments and contingencies (See “Note 14: Outstanding Commitments and Contingent Liabilities”)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2017 46,070,078; 2016 38,869,519	46	39
Additional paid-in capital	988,972	781,716
Accumulated deficit	(135,552)	(163,689)
Accumulated other comprehensive income	459	36
Total stockholders’ equity before treasury stock	$853,925	$618,102

Common stock shares held in treasury at cost, 2017 550,937; 2016 633,232	(17,857)	(23,788)
Total stockholders’ equity	$836,068	$594,314
Total liabilities and stockholders’ equity	$6,913,789	$5,425,170

Common shares outstanding at period end	45,519,141	38,236,287

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$138,595	$104,333
Interest and dividends on investment securities:
Taxable interest income	12,339	10,585
Non-taxable interest income	2,521	2,332
Total interest income	$153,455	$117,250
Interest expense:
Deposits	$8,058	$4,998
Federal funds purchased and securities sold under agreements to Repurchase	618	274
Short-term borrowings	521	461
Long-term debt	421	155
Senior notes	562	—
Subordinated notes	1,098	—
Junior subordinated debt owed to unconsolidated trusts	1,857	1,337
Total interest expense	$13,135	$7,225
Net interest income	$140,320	$110,025
Provision for loan losses	2,494	4,050
Net interest income after provision for loan losses	$137,826	$105,975
Non-interest income:
Trust fees	$17,088	$15,112
Commissions and brokers’ fees, net	2,239	2,095
Remittance processing	8,581	8,558
Fees for customer services	18,658	17,074
Mortgage revenue	8,430	9,091
Security gains, net	1,143	1,230
Other	4,774	3,008
Total non-interest income	$60,913	$56,168
Non-interest expense:
Salaries, wages and employee benefits	$67,448	$55,575
Net occupancy expense of premises	10,025	8,300
Furniture and equipment expenses	5,123	4,564
Data processing	13,290	12,677
Amortization of intangible assets	3,675	3,157
Regulatory expense	1,803	2,274
Other	19,962	16,904
Total non-interest expense	$121,326	$103,451
Income before income taxes	$77,413	$58,692
Income taxes	26,980	20,453
Net income	$50,433	$38,239
Basic earnings per common share	$1.24	$1.12
Diluted earnings per common share	$1.23	$1.11
Dividends declared per share of common stock	$0.54	$0.51

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$56,762	$43,002
Interest and dividends on investment securities:
Taxable interest income	4,689	3,398
Non-taxable interest income	1,068	788
Total interest income	$62,519	$47,188
Interest expense:
Deposits	$3,851	$2,099
Federal funds purchased and securities sold under agreements to Repurchase	291	102
Short-term borrowings	447	263
Long-term debt	141	55
Senior notes	400	—
Subordinated notes	799	—
Junior subordinated debt owed to unconsolidated trusts	649	538
Total interest expense	$6,578	$3,057
Net interest income	$55,941	$44,131
Provision for loan losses	1,494	1,950
Net interest income after provision for loan losses	$54,447	$42,181
Non-interest income:
Trust fees	$5,071	$4,520
Commissions and brokers’ fees, net	766	740
Remittance processing	2,877	2,803
Fees for customer services	6,577	6,495
Mortgage revenue	3,526	4,842
Security gains, net	290	11
Other	1,730	1,334
Total non-interest income	$20,837	$20,745
Non-interest expense:
Salaries, wages and employee benefits	$25,497	$21,716
Net occupancy expense of premises	3,714	3,401
Furniture and equipment expenses	1,785	1,836
Data processing	5,753	4,430
Amortization of intangible assets	1,286	1,282
Regulatory expense	778	802
Other	8,126	5,948
Total non-interest expense	$46,939	$39,415
Income before income taxes	$28,345	$23,511
Income taxes	9,561	8,089
Net income	$18,784	$15,422
Basic earnings per common share	$0.41	$0.40
Diluted earnings per common share	$0.41	$0.40
Dividends declared per share of common stock	$0.18	$0.17

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Net income	$18,784	$15,422	$50,433	$38,239
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$563	$(2,017)	$1,864	$8,582
Reclassification adjustment for (gains) included in net income	(290)	(11)	(1,143)	(1,230)
Other comprehensive income (loss), before tax	$273	$(2,028)	$721	$7,352
Income tax expense (benefit) related to items of other comprehensive income	119	(815)	298	2,934
Other comprehensive income (loss), net of tax	$154	$(1,213)	$423	$4,418
Comprehensive income	$18,938	$14,209	$50,856	$42,657

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (loss)	Stock	Total
Balance, December 31, 2015	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	38,239	—	—	38,239
Other comprehensive income	—	—	—	4,418	—	4,418
Stock issued in acquisition of Pulaski, net of stock issuance costs	10	195,188	—	—	—	195,198
Issuance of treasury stock for employee stock purchase plan	—	(552)	—	—	805	253
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(2,929)	—	—	2,668	(261)
Net issuance of stock options exercised, net of shares redeemed	—	(923)	—	—	923	—
Cash dividends common stock at $0.51 per share	—	—	(16,253)	—	—	(16,253)
Stock dividend equivalents restricted stock units at $0.51 per share	—	263	(263)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski acquisition at $0.17 per share	—	—	(10)	—	—	(10)
Stock-based employee compensation	—	1,309	—	—	—	1,309
Return of equity trust shares	—	—	—	—	(5)	(5)

Balance, September 30, 2016	$39	$783,409	$(168,552)	$6,758	$(25,580)	$596,074

Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	50,433	—	—	50,433
Other comprehensive income	—	—	—	423	—	423
Stock issued in acquisition of First Community, net of stock issuance costs	7	211,575	—	—	—	211,582
Issuance of treasury stock for employee stock purchase plan	—	(452)	—	—	841	389
Net issuance of treasury stock for restricted stock unit vesting and related taxes	—	(5,221)	—	—	4,862	(359)
Net issuance of stock options exercised, net of shares redeemed	—	(923)	—	—	1,088	165
Cash dividends common stock at $0.54 per share	—	—	(21,944)	—	—	(21,944)
Stock dividend equivalents restricted stock units at $0.54 per share	—	342	(342)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.54 per share	—	—	(10)	—	—	(10)
Stock-based employee compensation	—	1,935	—	—	—	1,935
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)

Balance, September 30, 2017	$46	$988,972	$(135,552)	$459	$(17,857)	$836,068

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$50,433	$38,239
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,935	1,309
Depreciation	6,084	5,330
Amortization of intangible assets	3,675	3,157
Provision for loan losses	2,494	4,050
Provision for deferred income taxes	(3,480)	(1,948)
Amortization of security premiums and discounts, net	4,172	5,407
Accretion of premiums and discounts on time deposits, trust preferred securities and borrowing, net	(232)	(529)
Accretion of premiums and discounts on portfolio loans, net	(6,329)	(4,329)
Net security gains	(1,143)	(1,230)
Gain on sales of mortgage loans, net of origination costs	(36,911)	(8,130)
Mortgage loans originated for sale	(1,166,083)	(1,218,032)
Proceeds from sales of mortgage loans	1,314,779	1,139,884
Net (gains) losses on disposition of premises and equipment	(57)	36
Premises and equipment impairment	—	650
Increase in cash surrender value of bank owned life insurance	(1,604)	(1,257)
Change in assets and liabilities:
Decrease in other assets	14,049	5,790
(Decrease) increase in other liabilities	(5,513)	1,125
Increase (decrease) in interest payable	1,650	(61)
Decrease (increase) in income taxes receivable	1,435	(1,073)
Net cash provided by (used in) operating activities before activities	$179,354	$(31,612)

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	134,515	49,378
Proceeds from sales of securities classified held to maturity	—	399
Proceeds from maturities of securities classified available for sale	154,435	183,329
Proceeds from maturities of securities classified held to maturity	6,358	1,333
Purchase of securities classified available for sale	(128,425)	(121,633)
Purchase of securities classified held to maturity	(185,201)	(2,103)
Net (increase) decrease in portfolio loans	(98,040)	62,154
Proceeds from disposition of premises and equipment	622	864
Proceeds from sale of other real estate owned (“OREO”) properties	4,069	3,911
Purchases of premises and equipment	(11,336)	(6,748)
Net cash received in acquisitions	29,947	25,575
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock	8,213	17,640
Purchase of FHLB stock	(3,891)	(23,478)
Net cash (used in) provided by investing activities	$(88,734)	$190,621

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(92,596)	$(131,917)
Net decrease in demand, money market and savings deposits	(42,414)	(48,112)
Net increase in securities sold under agreements to repurchase	4,443	16,551
Proceeds from short-term borrowings, net	53,150	67,700
Repayment of long-term advances	(39,800)	(4,906)
Net proceeds from issuance of senior debt	39,326	—
Net proceeds from issuance of subordinated debt	58,986	—
Cash dividends paid	(21,971)	(16,263)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	(1,975)	(261)
Proceeds from stock options exercised	165	—
Common stock issuance costs	(259)	(246)
Net cash (used in) financing activities	$(42,945)	$(117,454)
Net increase in cash and cash equivalents	$47,675	$41,555
Cash and cash equivalents, beginning of period	$166,706	$319,280
Cash and cash equivalents, ending of period	$214,381	$360,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$11,485	$6,658
Income taxes	$19,369	$13,900
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	$477	$2,175

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

The accompanying Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited Consolidated Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

On April 30, 2016, First Busey acquired Pulaski Financial Corp., a Missouri corporation (“Pulaski”), and its wholly-owned bank subsidiary, Pulaski Bank, National Association (“Pulaski Bank”).  First Busey operated Pulaski Bank as a separate banking subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.  On February 6, 2017, the Company entered into an Agreement and Plan of Merger (“FCFP Merger Agreement”) with First Community Financial Partners, Inc., an Illinois corporation (“First Community”).  On July 2, 2017, the Company completed its acquisition of First Community, pursuant to which each share of First Community common stock issued and outstanding was converted into the right to receive 0.396 shares of the Company’s common stock, cash in lieu of fractional shares and $1.35 cash consideration per share.  First Busey operated First Community Financial Bank, First Community’s wholly-owned bank subsidiary prior to the acquisition, as a separate banking subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s banking offices became branches of Busey Bank.  The unaudited Consolidated Financial Statements include the accounts of the Company, Busey Bank and Busey Bank’s wholly-owned subsidiaries, FirsTech, Inc. and Pulaski Service Corporation (as of the date of acquisition, April 30, 2016), First Community Financial Bank (as of the date of acquisition, July 2, 2017) and Busey Wealth Management, Inc. and its wholly-owned subsidiary, Busey Trust Company.

All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

On March 13, 2017, the Company entered into an Agreement and Plan of Merger (“MIB Merger Agreement”) with Mid Illinois Bancorp, Inc., an Illinois corporation (“Mid Illinois”).  On October 1, 2017, the Company completed its acquisition of Mid Illinois, under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder, the right to receive either (i) $227.94 in cash (the “Cash Consideration Option”), (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the Cash Consideration Option were subject to proration under the terms of the MIB Merger Agreement and ultimately received a mixture of cash and stock consideration.  It is anticipated that South Side Trust & Savings Bank of Peoria, Mid Illinois’s wholly-owned bank subsidiary (“South Side”) prior to the acquisition, will be merged with and into Busey Bank in the first quarter of 2018.  At the time of the bank merger, South Side’s banking offices will become branches of Busey Bank.  As of September 30, 2017, Mid Illinois had total consolidated assets of $656.7 million, total loans of $370.0 million and total deposits of $505.6 million.  The unaudited Consolidated Financial Statements in this Form 10-Q do not include the accounts of Mid Illinois.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  On October 1, 2017, First Busey completed the Mid Illinois acquisition.  The financial results of Mid Illinois are not recognized in this Form 10-Q.  On October 12, 2017 a return of capital and associated surplus to the Company from Busey Bank was executed as discussed in “Note 15: Capital.” In addition, on November 3, 2017, First Community Financial Bank was merged with and into Busey Bank. Other than these events, there were no significant subsequent events for the quarter ended September 30, 2017 through the issuance date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

Note 2:  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski, which was headquartered in St. Louis, Missouri.  Pulaski Bank, which was Pulaski’s wholly-owned bank subsidiary prior to the acquisition, offered a full line of quality retail and commercial banking products through thirteen full-service branch offices in the St. Louis metropolitan area. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s branches became branches of Busey Bank.

Under the terms of the definitive agreement, at the effective time of the acquisition, each share of Pulaski common stock issued and outstanding was converted into the right to receive 0.79 shares of First Busey common stock and cash in lieu of fractional shares.  The market value of the 9.4 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $193.0 million based on First Busey’s closing stock price of $20.44 on April 29, 2016. In addition, all of the options to purchase shares of Pulaski common stock that were outstanding at the acquisition date were converted into options to purchase shares of First Busey common stock, adjusted for the 0.79 exchange ratio.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding Pulaski stock options that were converted into options to purchase common shares of First Busey.  As the total consideration paid for Pulaski exceeded the net assets acquired, goodwill of $77.3 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and the enhanced revenue opportunities from the Company’s broader service capabilities in the St. Louis market, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred an insignificant amount of expenses related to the acquisition of Pulaski for the three and nine months ended September 30, 2017.  First Busey incurred $0.8 million and $3.1 million in pre-tax expenses related to the acquisition of Pulaski for the three and nine months ended September 30, 2016, respectively, including professional and legal fees of $0.2 million and $1.1 million, respectively, to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.  The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

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

(c)               Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.  The reduction in depreciation expense will be recorded using the straight-line method over the estimated useful life associated with each type of premises and equipment adjusted.

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

(h)              Fair value adjustment to time deposits.  Amount to be amortized over two years in a manner that approximates the level yield method.

(i)                  Fair value adjustment to the FHLB borrowings.  Such borrowings were repaid shortly after the acquisition date, so there was no premium amortization.

(j)                 Fair value adjustment to the trust preferred securities at the acquisition date.  Amount to be accreted over the weighted average remaining life of 18 years in a manner that approximates the level yield method.

(k)              Fair value adjustment of other liabilities at the acquisition date.

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  At September 30, 2017, PCI loans related to this transaction with a carrying value of $1.0 million were outstanding.  Material activity includes PCI loans with a carrying value of $6.2 million sold to outside parties in the third quarter of 2016 and a commercial PCI loan with a carrying value of $1.6 million collected in the fourth quarter of 2016.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, the majority was accelerated in 2016 as a result of the third quarter loan sale and fourth quarter collection.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2016, as if the acquisition had occurred January 1, 2016. The pro forma results combine the historical results of Pulaski in the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that had been recognized are included in net income in the table below (dollars in thousands):

Pro Forma
Nine Months Ended
September 30, 2016
Total revenues (net interest income plus non-interest income)	$184,677
Net income	36,408
Diluted earnings per common share	0.94

First Community Financial Partners, Inc.

On July 2, 2017, the Company completed its acquisition of First Community, which was headquartered in Joliet, Illinois.  Founded in 2004, First Community operated nine branches in Will, DuPage and Grundy counties, which encompass portions of the southwestern suburbs of Chicago.  The operating results of First Community are included with the Company’s results of operations since the date of acquisition.  First Busey operated First Community Financial Bank as a separate subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s branches became branches of Busey Bank.

Under the terms of the FCFP Merger Agreement, at the effective time of the acquisition, each share of First Community common stock issued and outstanding was converted into the right to receive 0.396 shares of the Company’s common stock, cash in lieu of fractional shares and $1.35 cash consideration per share.  The market value of the 7.2 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $211.1 million based on First Busey’s closing stock price of $29.32 on June 30, 2017. In addition, certain options to purchase shares of First Community common stock that were outstanding at the acquisition date were converted into options to purchase shares of First Busey common stock, adjusted for the 0.44 option exchange ratio, and the fair value was included in the purchase price.  Further, the purchase price included cash payouts relating to unconverted stock options and restricted stock units outstanding as of the acquisition date.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of July 2, 2017 as additional information regarding the closing date fair values become available.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding First Community stock options that were converted into options to purchase common shares of First Busey and cash paid out relating to stock options and restricted stock units not converted.  As the total consideration paid for First Community exceeded the net assets acquired, goodwill of $116.0 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and the greater revenue opportunities from the Company’s broader service capabilities in the Chicagoland area, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $2.9 million and $3.7 million in pre-tax expenses related to the acquisition of First Community for the three and nine months ended September 30, 2017, respectively, including professional and legal fees of $0.7 million and $1.5 million, respectively, to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.  The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

The following table presents the First Community assets acquired and liabilities assumed as of July 2, 2017 and their fair value estimates (dollars in thousands):

	As Recorded by First Community	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$60,686	$—		$60,686
Securities	166,046	(203	)(a)	165,843
Loans held for sale	905	—		905
Portfolio loans, net	1,103,987	(7,404	)(b)	1,096,583
Premises and equipment	21,682	(3,588	)(c)	18,094
OREO	915	(193	)(d)	722
Other intangible assets	701	13,278	(e)	13,979
Other assets	41,644	111	(f)	41,755
Total assets acquired	1,396,566	2,001		1,398,567

Liabilities assumed:
Deposits	1,134,584	(229	)(g)	1,134,355
Other borrowings	125,471	280	(h)	125,751
Other liabilities	11,503	359	(i)	11,862
Total liabilities assumed	1,271,558	410		1,271,968

Net assets acquired	$125,008	$1,591		$126,599

Consideration paid:
Cash				$24,557
Cash payout of options and restricted stock units				6,182
Common stock				211,120
Fair value of stock options assumed				722
Total consideration paid				242,581

Goodwill				$115,982

Explanation:

(a)              Fair value adjustments of the securities portfolio as of the acquisition date.

(b)              Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by First Community. $15.0 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

(c)               Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.  The reduction in depreciation expense will be recorded using the straight-line method over the estimated useful life associated with each type of premises and equipment adjusted.

(d)              Fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)               Elimination of First Community’s existing core deposit intangible asset and recording of the core deposit intangible asset on the acquired core deposit accounts.  Amount to be amortized using a sum of years digits method over a 14 year useful life.

(f)                Fair value adjustment of other assets at the acquisition date.

(g)               Fair value adjustment to time deposits.  Amount to be accreted over two years in a manner that approximates the level yield method.

(h)              Fair value adjustment to borrowings.  Amount to be amortized over the 15 month remaining life of debt in a manner that approximates the level yield method.

(i)                  Fair value adjustment of other liabilities at the acquisition date.

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.1 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value.  At September 30, 2017, PCI loans related to this transaction with a carrying value of $11.2 million were outstanding.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.6 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

Since the acquisition date, First Community Financial Bank earned total revenues of $14.4 million and net income of $3.1 million, which are included in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2017.  The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2017 and 2016, as if the acquisition had occurred January 1, 2016.  The pro forma results combine the historical results of First Community into the Company’s Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The 2016 pro forma results reflect Pulaski pro forma information as well, which is shown separately above.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands):

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues (net interest income plus non-interest income)	$75,952	$77,624	$227,858	$220,558
Net income	14,854	19,360	54,478	46,836
Diluted earnings per common share	0.32	0.42	1.19	1.02

Mid Illinois Bancorp, Inc.

On October 1, 2017, the Company completed its acquisition of Mid Illinois, under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder the right to receive, either (i) $227.94 in cash, (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the Cash Consideration Option were subject to proration under the terms of the MIB Merger Agreement and ultimately received a mixture of cash and stock consideration.  It is anticipated that South Side will be merged with and into Busey Bank in the first quarter of 2018.  At the time of the bank merger, South Side’s banking offices will become branches of Busey Bank.  Founded in 1922, South Side operates as a state chartered commercial and trust bank with thirteen branches located within the greater Peoria area.  South Side also owns Mid-Illinois Insurance Services, Inc.  As of September 30, 2017, Mid Illinois had total consolidated assets of $656.7 million, total loans of $370.0 million and total deposits of $505.6 million.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair value assessments are incomplete as of the filing date of this Form 10-Q.  Fair values are subject to refinement for up to one year after the closing date of October 1, 2017.  This acquisition is a subsequent event and the financial results of Mid Illinois are not recognized in this Form 10-Q.

First Busey incurred $0.2 million and $0.4 million in pre-tax expenses related to the acquisition of Mid Illinois for the three and nine months ended September 30, 2017, respectively, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

Note 3:  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance was originally effective for reporting periods after December 15, 2016.   In August 2015, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” was issued to delay the effective date of ASU 2014-09 by one year.  The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company is substantially complete with its overall assessment of non-interest income and reviewing of related contracts potentially affected by the guidance.  The Company’s assessment indicates the adoption of this guidance should not materially change the method in which non-interest income is recognized.  In addition, the Company is evaluating the expanded disclosure requirement.  The Company plans to adopt the guidance on January 1, 2018 with a cumulative effect adjustment to retained earnings, if such adjustment is deemed to be material.

ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by, among other things, requiring: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the Balance Sheet or the accompanying notes to the Consolidated Financial Statements; eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the Balance Sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 will be effective on January 1, 2018 and the Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

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

ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and is not expected to have a significant impact to the Company’s Consolidated Financial Statements.

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

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017:
Available for sale
U.S. Treasury securities	$60,799	$74	$(73)	$60,800
Obligations of U.S. government corporations and agencies	64,827	17	(388)	64,456
Obligations of states and political subdivisions	215,912	1,470	(274)	217,108
Residential mortgage-backed securities	330,098	1,570	(1,875)	329,793
Corporate debt securities	32,608	267	(7)	32,868
Total debt securities	704,244	3,398	(2,617)	705,025
Mutual funds and other equity securities	3,222	—	—	3,222
Total	$707,466	$3,398	$(2,617)	$708,247

Held to maturity
Obligations of states and political subdivisions	$42,403	$440	$(6)	$42,837
Commercial and residential mortgage-backed securities	239,572	613	(534)	239,651
Total	$281,975	$1,053	$(540)	$282,488

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Available for sale
U.S. Treasury securities	$74,784	$185	$(25)	$74,944
Obligations of U.S. government corporations and agencies	79,577	46	(496)	79,127
Obligations of states and political subdivisions	154,438	1,093	(593)	154,938
Residential mortgage-backed securities	303,641	1,390	(2,782)	302,249
Corporate debt securities	142,836	630	(123)	143,343
Total debt securities	755,276	3,344	(4,019)	754,601
Mutual funds and other equity securities	4,475	735	—	5,210
Total	$759,751	$4,079	$(4,019)	$759,811

Held to maturity
Obligations of states and political subdivisions	$44,333	$122	$(160)	$44,295
Commercial mortgage-backed securities	3,487	23	(122)	3,388
Total	$47,820	$145	$(282)	$47,683

The amortized cost and fair value of debt securities as of September 30, 2017, by contractual maturity or pre-refunded date, are shown below (dollars in thousands).  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$51,883	$51,964	$2,882	$2,884
Due after one year through five years	249,272	249,465	59,859	60,116
Due after five years through ten years	97,011	98,295	37,867	38,116
Due after ten years	306,078	305,301	181,367	181,372
Total	$704,244	$705,025	$281,975	$282,488

Realized gains and losses related to sales of securities are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross security gains	$290	$136	$1,259	$1,381
Gross security (losses)	—	(125)	(116)	(151)
Net security gains	$290	$11	$1,143	$1,230

The tax provision for the net realized gains and losses was $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.  The tax provision for the net realized gains and losses was insignificant for the three months ended September 30, 2016 and was $0.4 million for the nine months ended September 30, 2016.

Investment securities with carrying amounts of $571.9 million and $547.2 million on September 30, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017:
Available for sale
U.S. Treasury securities	$24,538	$(73)	$—	$—	$24,538	$(73)
Obligations of U.S. government corporations and agencies	61,129	(388)	—	—	61,129	(388)
Obligations of states and political subdivisions	66,122	(193)	6,844	(81)	72,966	(274)
Residential mortgage-backed securities	141,154	(1,854)	1,602	(21)	142,756	(1,875)
Corporate debt securities	1,643	(3)	485	(4)	2,128	(7)
Total temporarily impaired securities	$294,586	$(2,511)	$8,931	$(106)	$303,517	$(2,617)

Held to maturity
Obligations of states and political subdivisions(1)	$4,552	$(6)	$86	$—	$4,638	$(6)
Commercial and residential mortgage-backed securities	86,891	(534)	—	—	86,891	(534)
Total temporarily impaired securities	$91,443	$(540)	$86	$—	$91,529	$(540)

(1)Unrealized losses existing for greater than 12 months, gross, was less than one thousand dollars.

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Available for sale
U.S. Treasury securities	$9,997	$(25)	$—	$—	$9,997	$(25)
Obligations of U.S. government corporations and agencies	46,209	(496)	—	—	46,209	(496)
Obligations of states and political subdivisions	64,832	(585)	1,154	(8)	65,986	(593)
Residential mortgage-backed securities	168,898	(2,782)	—	—	168,898	(2,782)
Corporate debt securities	32,749	(123)	—	—	32,749	(123)
Total temporarily impaired securities	$322,685	$(4,011)	$1,154	$(8)	$323,839	$(4,019)

Held to maturity
Obligations of states and political subdivisions	$24,558	$(160)	$—	$—	$24,558	$(160)
Commercial mortgage-backed securities	2,385	(122)	—	—	2,385	(122)
Total temporarily impaired securities	$26,943	$(282)	$—	$—	$26,943	$(282)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).  The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2017 was 250, and represented a loss of 0.79% of the aggregate carrying value.  As of September 30, 2017, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at September 30, 2017.

The Company had available for sale obligations of state and political subdivisions with aggregate fair values of $217.1 million and $154.9 million as of September 30, 2017 and December 31, 2016, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with aggregate fair values of $42.8 million and $44.3 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the aggregate fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $224.4 million of general obligation bonds and $35.5 million of revenue bonds issued by 350 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 30 states (including the District of Columbia), including seven states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 18 states, including two states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

September 30, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	108	$94,616	$95,355	$883
Michigan	35	20,543	20,841	595
Wisconsin	35	24,000	24,071	688
Pennsylvania	20	13,170	13,196	660
Texas	31	18,946	19,040	614
Ohio	10	10,692	10,712	1,071
New Jersey	13	6,435	6,472	498
Other	56	34,572	34,684	619
Total general obligations bonds	308	$222,974	$224,371	$728

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	70	$59,120	$59,182	$845
Michigan	38	23,233	23,472	618
Wisconsin	31	21,390	21,479	693
Pennsylvania	10	10,242	10,235	1,023
Texas	16	10,731	10,702	669
Ohio	10	11,009	11,005	1,100
Iowa	3	5,332	5,345	1,782
Other	43	22,028	22,192	516
Total general obligations bonds	221	$163,085	$163,612	$740

The general obligation bonds are diversified across many issuers, with $3.4 million being the largest exposure to a single issuer at September 30, 2017 and December 31, 2016.  Accordingly, as of September 30, 2017 and December 31, 2016, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 98.8% had been rated by at least one nationally recognized statistical rating organization and 1.2% were unrated, based on the aggregate fair value as of September 30, 2017.  Of the general obligation bonds in the Company’s portfolio, 98.4% had been rated by at least one nationally recognized statistical rating organization and 1.6% were unrated, based on the fair value as of December 31, 2016.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

September 30, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	8	$8,707	$8,832	$1,104
Illinois	9	6,895	6,953	773
Other	25	19,739	19,789	792
Total revenue bonds	42	$35,341	$35,574	$847

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$11,207	$11,244	$1,124
Illinois	7	7,321	7,275	1,039
Other	22	17,158	17,102	777
Total revenue bonds	39	$35,686	$35,621	$913

The revenue bonds are diversified across many issuers and revenue sources with $3.6 million and $3.5 million being the largest exposure to a single issuer at each of September 30, 2017 and December 31, 2016, respectively.  Accordingly, as of September  30, 2017 and December 31, 2016, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 98.6% had been rated by at least one nationally recognized statistical rating organization and 1.4% were unrated, based on the fair value as of September 30, 2017.  Of the revenue bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2016.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

At September 30, 2017, substantially all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary banks, which have adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary banks’ total capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of total capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.  The investment policy states “Fixed income investments that are not US Treasuries, US Agencies or US Instrumentalities, should be analyzed prior to acquisition to determine that the security has (1) low risk of default by the obligor, and (2) the full and timely repayment of principal and interest is expected over the expected life of the investment.”

All securities in First Busey’s obligations of state and political subdivision securities portfolio are subject to periodic review.  Factors that may be considered as part of monitoring of state and political subdivision securities include credit rating changes by nationally recognized statistical rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

Note 5:  Loans held for sale

Loans held for sale totaled $139.7 million and $256.3 million at September 30, 2017 and December 31, 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower mortgage volumes and increased delivery efficiency in 2017.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Premiums received on sales of mortgage loans, including fair value adjustments	$11,366	$15,344	$33,582	$24,463
Less direct origination costs	(8,398)	(10,874)	(26,433)	(16,628)
Less provisions to liability for loans sold	(25)	(75)	(200)	(125)
Mortgage servicing revenues	583	447	1,481	1,381
Mortgage revenue	$3,526	$4,842	$8,430	$9,091

Note 6:  Portfolio loans

Distributions of portfolio loans were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Commercial	$1,319,908	$959,888
Commercial real estate	2,215,299	1,654,164
Real estate construction	247,256	182,078
Retail real estate	1,288,852	1,069,060
Retail other	14,549	13,710
Portfolio loans	$5,085,864	$3,878,900

Less allowance for loan losses	51,035	47,795
Portfolio loans, net	$5,034,829	$3,831,105

Net deferred loan origination costs included in the table above were $4.0 million as of September 30, 2017 and $2.5 million as of December 31, 2016.  Net accretable purchase accounting adjustments included in the table above reduced loans by $21.5 million as of September 30, 2017 and $12.7 million as of December 31, 2016.

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

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy First Community Financial Bank loans are similar in nature to Busey Bank’s policies and the Company is migrating First

Community Financial Bank’s loan production towards the Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Company’s loan underwriting decisions.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $4.9 billion at September 30, 2017, compared to $3.7 billion December 31, 2016.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $174.1 million at September 30, 2017, compared to $165.5 million at December 31, 2016.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and non-posted and clearings) (dollars in thousands):

	September 30, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$1,107,709	$134,287	$38,283	$35,885	$7,215
Commercial real estate	2,050,678	108,687	23,040	31,374	13,313
Real estate construction	198,095	41,056	5,750	3,119	610
Retail real estate	1,264,840	6,414	6,184	3,001	6,247
Retail other	15,036	—	—	—	45
Total	$4,636,358	$290,444	$73,257	$73,379	$27,430

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$826,163	$70,260	$26,951	$26,941	$11,685
Commercial real estate	1,507,513	69,145	40,775	35,385	5,154
Real estate construction	134,574	39,936	8,033	994	47
Retail real estate	1,050,671	6,586	2,793	2,158	4,484
Retail other	13,691	27	2	—	53
Total	$3,532,612	$185,954	$78,554	$65,478	$21,423

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

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	September 30, 2017
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	Loans
Commercial	$1,699	$369	$—	$7,215
Commercial real estate	3,139	802	—	13,313
Real estate construction	—	—	—	610
Retail real estate	3,674	1,838	439	6,247
Retail other	31	4	—	45
Total	$8,543	$3,013	$439	$27,430

	December 31, 2016
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	Loans
Commercial	$165	$363	$37	$11,685
Commercial real estate	478	256	—	5,154
Real estate construction	—	—	—	47
Retail real estate	2,394	364	94	4,484
Retail other	55	15	—	53
Total	$3,092	$998	$131	$21,423

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2017 if impaired loans had been current in accordance with their original terms was $0.4 million and $0.9 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2017.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing.  A summary of restructured loans as of September 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Restructured loans:
In compliance with modified terms	$11,813	$10,593
30 – 89 days past due	125	59
Included in non-performing loans	2,890	1,285
Total	$14,828	$11,937

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

Performing loans classified as a TDR during the three months ended September 30, 2017 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.2 million.   Performing loans classified as TDRs during the nine months ended September 30, 2017 included one commercial modification for short-term principal payment relief, with a recorded investment of $1.7 million and two retail real estate modifications for short-term interest rate relief, with a recorded investment of $0.5 million.

Performing loans classified as TDRs during the three months ended September 30, 2016 included one retail real estate modification for short-term principal payment relief, with a recorded investment of $0.2 million.  Performing loans classified as TDRs during the nine months ended September 30, 2016 included three commercial real estate modifications for short-term principal payment relief, with a recorded investment of $0.3 million and three retail real estate modifications for short-term principal payment relief, with a recorded investment of $0.5 million.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2017 and 2016 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and nine months ended September 30, 2017.

There were no TDRs that were entered into during the prior twelve months that subsequently were classified as non-performing and had payment defaults during the three months ended September 30, 2016.  TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the nine months ended September 30, 2016 consisted of one retail real estate modification totaling $0.1 million and one insignificant retail other modification.

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

	September 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$10,995	$5,461	$3,558	$9,019	$1,477	$10,153
Commercial real estate	25,055	17,797	2,038	19,835	818	14,132
Real estate construction	1,048	1,024	—	1,024	—	664
Retail real estate	17,206	14,484	25	14,509	25	12,277
Retail other	66	45	—	45	—	75
Total	$54,370	$38,811	$5,621	$44,432	$2,320	$37,301

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$16,955	$8,060	$3,835	$11,895	$1,535	$10,127
Commercial real estate	12,922	9,036	3,118	12,154	1,778	8,939
Real estate construction	518	483	11	494	11	793
Retail real estate	13,112	11,733	385	12,118	140	13,102
Retail other	139	53	3	56	3	171
Total	$43,646	$29,365	$7,352	$36,717	$3,467	$33,132

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2017 and December 31, 2016.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratios component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of September 30, 2017, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of September 30, 2017, the Company believed this reserve remained adequate.

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

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the third quarter of 2017, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of September 30, 2017 totaled approximately $1.7 billion.

The following tables detail activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201
Provision for loan losses	336	418	64	654	22	1,494
Charged-off	(60)	(69)	—	(482)	(74)	(685)
Recoveries	318	403	36	223	45	1,025
Ending balance	$13,522	$20,876	$2,261	$14,076	$300	$51,035

	As of and for the Nine Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(1,885)	1,477	1	2,894	7	2,494
Charged-off	(241)	(1,758)	(48)	(1,574)	(257)	(3,878)
Recoveries	2,345	534	438	1,108	199	4,624
Ending balance	$13,522	$20,876	$2,261	$14,076	$300	$51,035

	As of and for the Three Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$10,146	$20,275	$1,623	$12,979	$335	$45,358
Provision for loan losses	1,502	(786)	212	1,002	20	1,950
Charged-off	(374)	(19)	—	(860)	(112)	(1,365)
Recoveries	92	37	169	1,506	100	1,904
Ending balance	$11,366	$19,507	$2,004	$14,627	$343	$47,847

	As of and for the Nine Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan losses	2,747	1,110	(83)	104	172	4,050
Charged-off	(5,248)	(301)	(24)	(1,305)	(327)	(7,205)
Recoveries	752	94	348	2,114	207	3,515
Ending balance	$11,366	$19,507	$2,004	$14,627	$343	$47,847

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of September 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,477	$818	$—	$25	$—	$2,320
Loans collectively evaluated for impairment	12,045	20,058	2,261	14,051	300	48,715
Ending balance	$13,522	$20,876	$2,261	$14,076	$300	$51,035

Loans:
Loans individually evaluated for impairment	$8,557	$10,991	$443	$12,139	$45	$32,175
Loans collectively evaluated for impairment	1,310,889	2,195,464	246,232	1,274,343	14,504	5,041,432
PCI loans evaluated for impairment	462	8,844	581	2,370	—	12,257
Ending balance	$1,319,908	$2,215,299	$247,256	$1,288,852	$14,549	$5,085,864

	As of December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,535	$1,778	$11	$140	$3	$3,467
Loans collectively evaluated for impairment	11,768	18,845	1,859	11,508	348	44,328
Ending balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

Loans:
Loans individually evaluated for impairment	$11,834	$11,147	$494	$11,644	$56	$35,175
Loans collectively evaluated for impairment	947,993	1,642,010	181,584	1,056,942	13,654	3,842,183
PCI loans evaluated for Impairment	61	1,007	—	474	—	1,542
Ending balance	$959,888	$1,654,164	$182,078	$1,069,060	$13,710	$3,878,900

Note 7:  OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At September 30, 2017, the Company held $1.1 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2016, the Company held $2.0 million in commercial OREO, $0.5 million in residential OREO and an insignificant amount of other repossessed assets.  At September 30, 2017 the Company had $1.2 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Beginning balance	$2,518	$783
Additions, transfers from loans	477	2,775
Additions, fair value from Pulaski acquisition	—	2,488
Additions, fair value from First Community acquisition	722	—
Proceeds from sales of OREO	(4,069)	(4,498)
Gain on sales of OREO	1,566	999
Valuation allowance for OREO	(42)	(29)
Ending balance	$1,172	$2,518

Note 8:  Deposits

The composition of deposits is as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Demand deposits, noninterest-bearing	$1,321,439	$1,134,133
Interest-bearing transaction deposits	1,189,573	1,032,928
Saving deposits and money market deposits	1,860,078	1,421,037
Time deposits	1,002,193	786,200
Total	$5,373,283	$4,374,298

Interest-bearing transaction deposits included $56.7 million and $36.9 million of reciprocal brokered transaction deposits at September 30, 2017 and December 31, 2016, respectively.  Savings deposits and money market deposits included $72.2 million and $22.2 million of reciprocal brokered deposits at September 30, 2017 and December 31, 2016, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $513.1 million and $350.7 million at September 30, 2017 and December 31, 2016, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 was approximately $178.9 million and $70.7 million at September 30, 2017 and December 31, 2016, respectively.  National deposits of $0.6 million and $0.1 million were included in the balance of time deposits as of September 30, 2017 and December 31, 2016, respectively.  The Company had reciprocal brokered time deposits of $58.4 million and $93.4 million at September 30, 2017 and December 31, 2016, respectively, included in the balance of time deposits.  Further, the Company had brokered deposits of $42.6 million at September 30, 2017 and December 31, 2016, which are included in the balance of time deposits.

As of September 30, 2017, the scheduled maturities of time deposits are as follows (dollars in thousands):

October 1, 2017 — September 30, 2018	$641,038
October 1, 2018 — September 30, 2019	246,685
October 1, 2019 — September 30, 2020	48,839
October 1, 2020 — September 30, 2021	28,023
October 1, 2021 — September 30, 2022	37,391
Thereafter	217
$1,002,193

Note 9:  Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities.

Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On May 5, 2017, the Company entered into an amendment to a credit agreement with a correspondent bank to extend a revolving loan facility to the Company in the maximum principal amount of $40.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of April 30, 2018.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on September 30, 2017 or December 31, 2016.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	September 30, 2017	December 31, 2016
Securities sold under agreements to repurchase
Balance at end of period	$219,071	$189,157
Weighted average interest rate at end of period	0.51%	0.30%
Maximum outstanding at any month end in year-to-date period	$235,536	$216,293
Average daily balance for the year-to-date period	$186,277	$181,474
Weighted average interest rate during period(1)	0.44%	0.22%

Short-term borrowings, FHLB advances
Balance at end of period	$212,850	$75,000
Weighted average interest rate at end of period	1.20%	0.63%
Maximum outstanding at any month end in year-to-date period	$212,850	$236,700
Average daily balance for the year-to-date period	$54,329	$96,698
Weighted average interest rate during period(1)	1.14%	0.53%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Maximum outstanding at any month end in year-to-date period	$—	$10,000
Average daily balance for the year-to-date period	$—	$2,596
Weighted average interest rate during period(1) (2)	—%	4.78%

(1)    The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

(2)    Includes interest and non-usage fee.

Long-term debt is summarized as follows (dollars in thousands):

	September 30, 2017	December 31, 2016

Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$80,000

As of September 30, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.75% to 1.06%.  The weighted average rate on these long-term advances was 0.87% as of September 30, 2017.  As of December 31, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.35% to 0.54%.  The weighted average rate on the long-term advances was 0.41% as of December 31, 2016.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at September 30, 2017.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds to be used for general corporate purposes.

In relation to the First Community acquisition, the Company assumed $15.3 million in subordinated debt, of which $9.8 million was simultaneously redeemed.  The remaining $5.5 million was issued on September 30, 2013, matures on September 30, 2021 and bears interest payable quarterly, at an annual interest rate of 8.625%.  Beginning on September 30, 2018, the Company may, at its option, redeem the note at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest.  A $0.3 million purchase accounting premium was recorded on the remaining subordinated debt.

Note 10:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition, the Company acquired similar statutory trusts maintained by Pulaski, which were adjusted to fair value.  The Company had $71.0 million and $70.9 million of junior subordinated debt owed to unconsolidated trusts at September 30, 2017 and December 31, 2016, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of September 30, 2017, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

Note 11:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income available to common stockholders	$18,784	$15,422	$50,433	$38,239
Shares:
Weighted average common shares outstanding	45,324	38,256	40,669	34,009

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	440	398	400	309

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	45,764	38,654	41,069	34,318

Basic earnings per common share	$0.41	$0.40	$1.24	$1.12

Diluted earnings per common share	$0.41	$0.40	$1.23	$1.11

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At September 30, 2017, 78,540 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At September 30, 2016, 28,350 outstanding options, 132,017 restricted stock units and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

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

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of September 30, 2017, the Company held 550,937 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At September 30, 2017 the Company had 333,334 shares that may still be purchased under the plan.

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

Stock Option Plan

In relation to the First Community acquisition, the Company assumed stock options that were previously issued under shareholder approved First Community incentive plans.  At the effective time of the merger, each outstanding and unexercised option to purchase shares of First Community common stock held by an employee, whether vested or unvested, was converted into an option to purchase First Busey common stock.  The converted option is equal to the number of shares of such First Community stock option multiplied by the option exchange ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price for each share of First Community common stock subject to such First Community stock option divided by the option exchange ratio (rounded up to the nearest whole cent).  The option exchange ratio is the sum of the exchange ratio (0.396) multiplied by the closing sales price of a share of First Busey common stock on the NASDAQ Global Select Market on June 30, 2017, plus the cash consideration ($1.35), divided by the closing sales price of a share of First Busey common stock on the NASDAQ Global Select Market on June 30, 2017.  Each First Community stock option assumed and converted continues to be subject to the same terms and conditions, as applicable immediately prior to the effective time.

A summary of the status of and changes in the Company’s stock option awards for the nine months ended September 30, 2017 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of year	209,382	$15.13
Converted options from First Community	121,360	21.41
Granted	—	—
Exercised	(20,924)	12.36
Forfeited	(3,080)	23.53
Expired	(10,850)	58.05
Outstanding at end of period	295,888	$16.24	3.53
Exercisable at end of period	217,348	$13.61	1.51

The Company recorded $0.1 million stock option compensation expense for the three and nine months ended September 30, 2017 related to the converted options from First Community.  The Company did not record any stock option compensation expense for the three and nine months ended September 30, 2016.  As of September 30, 2017, the Company had $0.6 million of unrecognized stock option expense. This cost is expected to be recognized over a period of 2.1 years.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2017, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	552,610	$18.45	35,038	$21.04
Granted	143,235	30.34	18,330	29.61
Dividend equivalents earned	10,053	29.58	1,715	29.61
Vested	(116,498)	14.73	(18,716)	22.97
Forfeited	(9,932)	17.87	—	—
Non-vested at end of period	579,468	$22.34	36,367	$24.77
Outstanding at end of period	579,468	$22.34	113,504	$20.49

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

On August 1, 2017 under the terms of the 2010 Equity Incentive Plan, the Company granted 3,209 RSUs to members of management.  As the stock price on the grant date of August 1, 2017 was $29.61, total compensation cost to be recognized is $0.1 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

The Company recognized $0.7 million and $0.5 million of compensation expense related to non-vested stock units for the three months ended September 30, 2017 and 2016, respectively.  The Company recognized $1.9 million and $1.3 million of compensation expense related to non-vested stock units for the nine months ended September 30, 2017 and 2016, respectively.   As of September 30, 2017, there was $8.7 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 3.7 years.

Note 13:  Income Taxes

At September 30, 2017, the Company was not under examination by any tax authority.

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

	September 30, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,265,398	$875,077
Standby letters of credit	33,273	20,145

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2017 and December 31, 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

Note 15:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in a retained earnings deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2017.  The Company expects to seek regulatory approval for additional capital distributions from Busey Bank in future periods until such time as Busey Bank is no longer in a retained earnings deficit.

The Company and both of its subsidiary banks are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and both of its subsidiary banks to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the banks, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of September 30, 2017, the Company and both of its subsidiary banks met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The table below includes the 1.25% increase as of January 1, 2017 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of September 30, 2017, the Company and both of its subsidiary banks were in compliance with the current phase of the Basel III Rule and management believes that the Company and both of its subsidiary banks would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect (dollars in thousands).

	Actual		Minimum Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:

Total Capital (to Risk Weighted Assets)
Consolidated	$790,889	14.38%	$508,861	9.25%	$550,120	10.00%
Busey Bank	$601,898	14.19%	$392,377	9.25%	$424,191	10.00%
First Community Financial Bank	$125,857	10.34%	$112,542	9.25%	$121,667	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$674,354	12.26%	$398,837	7.25%	$440,096	8.00%
Busey Bank	$552,496	13.02%	$307,539	7.25%	$339,353	8.00%
First Community Financial Bank	$124,224	10.21%	$88,209	7.25%	$97,334	8.00%

Equity Tier 1 Capital (to Risk Weighted Assets) Common
Consolidated	$600,886	10.92%	$316,319	5.75%	$357,578	6.50%
Busey Bank	$552,496	13.02%	$243,910	5.75%	$275,724	6.50%
First Community Financial Bank	$124,224	10.21%	$69,959	5.75%	$79,084	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$674,354	10.18%	$265,020	4.00%	N/A	N/A
Busey Bank	$552,496	10.61%	$208,351	4.00%	$260,438	5.00%
First Community Financial Bank	$124,224	8.94%	$55,590	4.00%	$69,487	5.00%

Note 16:  Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing and Wealth Management.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its branch network in Illinois, St. Louis, Missouri metropolitan area, southwest Florida and through its branch in Indianapolis, Indiana.  Banking services for Busey Bank and First Community Financial Bank are aggregated into the Banking operating segment as they have similar operations and activities. The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Banking	$198,110	$82,128	$6,853,998	$5,369,669
Remittance Processing	8,992	8,992	33,971	32,379
Wealth Management	11,694	11,694	29,770	28,351
Other	—	—	(3,950)	(5,229)
Totals	$218,796	$102,814	$6,913,789	$5,425,170

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income:
Banking	$57,589	$44,645	$143,496	$111,206
Remittance Processing	15	13	44	41
Wealth Management	87	77	233	207
Other	(1,750)	(604)	(3,453)	(1,429)
Total net interest income	$55,941	$44,131	$140,320	$110,025

Non-interest income:
Banking	$12,338	$12,684	$33,550	$31,404
Remittance Processing	3,032	2,891	9,061	8,827
Wealth Management	5,941	5,477	19,649	17,545
Other	(474)	(307)	(1,347)	(1,608)
Total non-interest income	$20,837	$20,745	$60,913	$56,168

Non-interest expense:
Banking	$38,697	$31,278	$97,318	$80,217
Remittance Processing	2,190	2,091	6,476	6,538
Wealth Management	3,896	5,090	11,840	12,899
Other	2,156	956	5,692	3,797
Total non-interest expense	$46,939	$39,415	$121,326	$103,451

Income before income taxes:
Banking	$29,736	$24,102	$77,234	$58,343
Remittance Processing	856	813	2,629	2,330
Wealth Management	2,132	463	8,042	4,853
Other	(4,379)	(1,867)	(10,492)	(6,834)
Total income before income taxes	$28,345	$23,511	$77,413	$58,692

Net income:
Banking	$18,942	$15,590	$49,546	$37,716
Remittance Processing	505	486	1,567	1,394
Wealth Management	1,237	284	4,760	2,902
Other	(1,900)	(938)	(5,440)	(3,773)
Total net income	$18,784	$15,422	$50,433	$38,239

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

Interest Rate Lock Commitments.  At September 30 2017, the Company had issued $152.2 million of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At September 30, 2017, the Company had issued $276.6 million of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Fair value recorded in other assets	$1,440	$6,403
Fair value recorded in other liabilities	3,083	3,098

The gross gains and losses on derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross gains	$3,822	$10,596	$12,629	$18,867
Gross (losses)	(3,083)	(10,034)	(11,102)	(19,804)
Net gains (losses)	$739	$562	$1,527	$(937)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps. Beginning in the second quarter of 2017, the Company entered into interest rate swap contracts to manage the interest rate risk exposure associated with specific commercial loan relationships, at the time such loans were originated.  With a notional value of $162.9 million at September 30, 2017 these contracts support variable rate, commercial loan relationships totaling $81.4 million.  While these swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of  derivative assets and liabilities related to interest rate swaps recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

September 30, 2017
Fair value recorded in other assets	$1,089
Fair value recorded in other liabilities	1,089

The gross gains and losses on derivative assets and liabilities related to interest rate swaps recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2017 are summarized as follows (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Gross gains	$128	$429
Gross losses	(128)	(429)
Net gains (losses)	$—	$—

First Busey had $2.0 million in cash and $0.4 million in securities pledged to secure its obligation under these contracts at September 30, 2017.

Foreign Currency Derivatives. The Company had originated certain loan agreements that settled in non-U.S. dollar denominations.  At September 30, 2017, there were no outstanding gross balances of such loans.  The Company had entered into foreign currency forward contracts to mitigate the economic effect of fluctuations in foreign currency exchange rates on non-U.S. dollar denominated loans, when balances were outstanding.  While such forward contracts generally served as an economic hedge to certain loans, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.  The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the nine months ended September 30, 2017 was insignificant.

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

There were no transfers between levels during the quarter ended September 30, 2017.

In general, fair value is based upon quoted market prices, when available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect, among other things, counterparty credit quality and the company’s creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates; therefore, estimates of fair value after the Consolidated Balance Sheet date may differ significantly from the amounts presented herein.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2017
Securities available for sale
U.S. Treasury securities	$—	$60,800	$—	$60,800
Obligations of U.S. government corporations and agencies	—	64,456	—	64,456
Obligations of states and political subdivisions	—	217,108	—	217,108
Residential mortgage-backed securities	—	329,793	—	329,793
Corporate debt securities	—	32,868	—	32,868
Mutual funds and other equity securities	3,222	—	—	3,222
Loans
Loans held for sale	—	139,696	—	139,696
Derivative assets
Derivative financial assets	—	2,529	—	2,529
Derivative liabilities
Derivative financial liabilities	—	4,172	—	4,172

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2016
Securities available for sale
U.S. Treasury securities	$—	$74,944	$—	$74,944
Obligations of U.S. government corporations and agencies	—	79,127	—	79,127
Obligations of states and political subdivisions	—	154,938	—	154,938
Residential mortgage-backed securities	—	302,249	—	302,249
Corporate debt securities	—	143,343	—	143,343
Mutual funds and other equity securities	5,210	—	—	5,210
Loans
Loans held for sale	—	256,319	—	256,319
Derivative assets
Derivative financial assets	—	6,403	—	6,403
Derivative liabilities
Foreign currency forward contracts	—	7	—	7
Derivative financial liabilities	—	3,098	—	3,098

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2017
Impaired loans	$—	$—	$3,301	$3,301
OREO	—	—	16	16

December 31, 2016
Impaired loans	$—	$—	$3,885	$3,885
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
September 30, 2017
Impaired loans	$3,301	Appraisal of collateral	Appraisal adjustments	-21.3% to -100.0% (-32.6)%
OREO	16	Appraisal of collateral	Appraisal adjustments	-71.9% to -100.0% (-88.4)%
December 31, 2016
Impaired loans	$3,885	Appraisal of collateral	Appraisal adjustments	-19.2% to -100.0% (-38.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$214,381	$214,381	$166,706	$166,706
Level 2 inputs:
Securities held to maturity	281,975	282,488	47,820	47,683
Accrued interest receivable	19,780	19,780	15,562	15,562
Level 3 inputs:
Portfolio loans, net	5,034,829	5,043,585	3,831,105	3,841,760
Mortgage servicing rights	3,168	7,314	3,074	7,803
Other servicing rights	204	921	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$5,373,283	$5,370,642	$4,374,298	$4,368,891
Securities sold under agreements to repurchase	219,071	219,071	189,157	189,157
Short-term borrowings	212,850	212,850	75,000	75,000
Long-term debt	50,000	50,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	70,973	70,973	70,868	70,868
Accrued interest payable	3,122	3,122	987	987
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,370	39,776	—	—
Subordinated notes, net of unamortized issuance costs	64,745	66,186	—	—

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

The fair value of other servicing rights relates to servicing that First Busey provides on Small Business Association loans and is estimated by discounting the future cash flows and classified as level 3 in ASC Topic 820.  The fair value of senior and subordinated notes, net of unamortized issuance costs, is estimated based on the rates currently available to the Company with similar terms, remaining maturity and credit spread and classified as level 3 in ASC Topic 820.

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

The liability for loans sold of $2.1 million at September 30, 2017 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and its subsidiaries (referred to herein as “First Busey,” “Company,” “we,” or “our”) at September 30, 2017 (unaudited), as compared with June 30, 2017 (unaudited), December 31, 2016 and September 30, 2016 (unaudited), and the results of operations for the three and nine months ended September 30, 2017 (unaudited) and 2016 (unaudited), and the three months ended June 30, 2017 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE SUMMARY

Acquisitions

During the first quarter of 2017, First Busey announced the signing of two definitive agreements to acquire First Community, headquartered in Joliet, Illinois, and Mid Illinois, headquartered in Peoria, Illinois.  On July 2, 2017, the Company completed its acquisition of First Community and financial results are reflected in September 30, 2017 balances.  The acquisition of First Community allows the Company to significantly expand its geographic presence into attractive southwest suburbs of Chicago.  On October 1, 2017, the Company completed its acquisition of Mid Illinois.  The Mid Illinois acquisition is a subsequent event and the financial results of Mid Illinois are not recognized in this Form 10-Q.  The acquisition of Mid Illinois enhances the Company’s existing deposit, commercial banking and trust and investment presence in the greater Peoria area.

Operating Results

First Busey’s net income for the third quarter of 2017 was $18.8 million, or $0.41 per diluted common share.  The Company reported net income of $16.5 million or $0.43 per diluted common share for the second quarter of 2017 and net income of $15.4 million or $0.40 per diluted common share for the third quarter of 2016.    First Community Financial Bank’s net income of $3.1 million had a positive impact on the results for the third quarter of 2017 and this acquisition resets the baseline for financial performance in future quarters in a multitude of positive ways.  The Company’s year-to-date net income through September 30, 2017 was $50.4 million, or $1.23 per diluted common share, compared to net income of $38.2 million or $1.11 per diluted common share for the comparable period of 2016.

During the third quarter of 2017, the Company incurred $3.0 million of pre-tax expenses related to acquisitions, compared to $0.3 million in the second quarter of 2017, which primarily consisted of legal, professional, restructuring, and data processing expenses.  During the nine months ended September 30, 2017, the Company incurred $4.4 million of pre-tax acquisition costs and one-time restructuring costs.  Excluding these items, the Company’s operating earnings, a non-GAAP financial measure, for the third quarter of 2017 would have been $20.6 million, or $0.45 per diluted common share and $53.1 million or $1.29 per diluted common share for the year-to-date net income through September 30, 2017.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 41.8% and 45.8% of the Company’s non-interest income for the third quarter and year ended September 30, 2017, respectively, providing a balance to revenue from traditional banking activities.

Trust fees and commissions and brokers’ fees of $5.8 million for the third quarter of 2017 decreased seasonally from $6.6 million for the second quarter of 2017 and increased from $5.3 million for the third quarter of 2016. Trust fees and commissions and brokers’ fees grew to $19.3 million for the first nine months of 2017, compared to $17.2 million for the same period of 2016.  Net income from the wealth management segment decreased to $1.2 million for the third quarter of 2017, compared to $1.7 million for the second quarter of 2017, but increased from $0.3 million for the third quarter of 2016 which was reduced by restructuring costs of $1.3 million in that period designed to increase efficiency and drive down future costs.  Net income from the wealth management segment increased to $4.8 million for the first nine months of 2017 compared to $2.9 million for the same period of 2016, a notable 64.0% increase.

Remittance processing revenue of $2.9 million for the third quarter of 2017 remained comparable to the second quarter of 2017 and increased slightly from $2.8 million in the third quarter of 2016.  For the first nine months of 2017, remittance processing revenue remained relatively stable at $8.6 million, compared to the same period of 2016.  Net income from the remittance processing segment was also stable at $0.5 million for the second and third quarter of 2017 as well as the third quarter of 2016.

Net income from the remittance processing segment grew to $1.6 million for the nine months ended September 30, 2017, compared to $1.4 million for the nine months ended September 30, 2016.

Mortgage revenue increased to $3.5 million in the third quarter of 2017 from $2.8 million in the second quarter of 2017, but decreased from $4.8 million for the third quarter of 2016, as mortgage rates and associated costs increased, while purchase inventory declined.  Mortgage revenue of $8.4 million decreased for the nine months ended September 30, 2017, compared to $9.1 million for the nine months ended September 30, 2016.

Commercial loans remain a driver of balance sheet growth, while credit costs remain low.  Favorable mix changes continue to occur across our deposit base as our relationship model builds ongoing efficiency into funding sources; all indicators of ongoing balance sheet strength.

Asset Quality

While much internal focus has been directed toward growth and managing the integration of its recent acquisitions, the Company’s commitment to credit quality remains strong.  Non-performing loans were 0.55% of total portfolio loans as of September 30, 2017, compared to 0.51% as of June 30, 2017 and 0.53% as of September 30, 2016.  As of September 30, 2017, non-performing loans increased to $27.9 million, compared to $20.1 million as of June 30, 2017 and $20.1 million as of September 30, 2016 as a result of the First Community acquisition.

The Company recorded net recoveries of $0.3 million for the third and second quarters of 2017, a decrease from the net recoveries of $0.5 million for the third quarter of 2016.  The Company recorded net recoveries of $0.7 million for the first nine months of 2017, a favorable decrease from the net charge-offs of $3.7 million for the same period of 2016.  Allowance for loan losses as a percentage of portfolio loans was 1.00% at September 30, 2017, a decrease from 1.25% at June 30, 2017 and 1.26% at September 30, 2016. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The Company recorded provision for loan losses of $1.5 million in the third quarter of 2017, an increase from $0.5 million in the second quarter of 2017, but a decrease from $2.0 million in the third quarter of 2016. The Company recorded provision for loan losses of $2.5 million for the first nine months of 2017, including $1.5 million recorded on new and renewed First Community Financial Bank loan production.  The Company recorded provision expense of $4.1 million for the first nine months of 2016.

With a continued commitment to asset quality and the strength of our Consolidated Balance Sheets, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016
Portfolio loans	$5,085,864	$3,920,464	$3,872,952	$3,878,900
Commercial loans(1)	3,782,463	2,828,261	2,799,193	2,796,130
Allowance for loan losses	51,035	49,201	48,442	47,795
Non-performing loans
Non-accrual loans	27,430	18,935	20,544	21,423
Loans 90+ days past due	439	1,123	311	131
Loans 30-89 days past due	11,556	6,953	9,804	4,090
Other non-performing assets	1,172	480	739	2,518
Non-performing assets to portfolio loans and non- performing assets	0.6%	0.5%	0.6%	0.6%
Allowance as a percentage of non-performing loans	183.1%	245.3%	232.3%	221.7%
Allowance for loan losses to portfolio loans	1.0%	1.3%	1.3%	1.2%

(1)Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

As of September 30, 2017, Busey Bank had 28 banking centers serving Illinois and First Community Financial Bank had nine banking centers serving Illinois.  Our downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, well-recognized and stable organizations.  Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar Inc. operations, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.  The First Community acquisition provides the Company entrance into the demographically and economically attractive southwest suburban markets of the greater Chicagoland area and is part of the Company’s strategy of expanding into markets with both population and commercial density in the Midwest.  The October 1, 2017 acquisition of Mid Illinois adds 13 additional Illinois banking centers in the greater Peoria area.

The State of Illinois, where a large portion of the Company’s customer base is located, continues to be one of the most troubled of any state in the United States with pension under-funding, continued budget deficits and a declining credit outlook.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  Any possible payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

The 2016 acquisition of Pulaski expanded our presence into the St. Louis, Missouri metropolitan area, which is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 17 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy with its major employment sectors including health care, financial services, professional and business services, and retail.  Busey Bank has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades. The county features a cross-section of industry, as well as extensive retail and some agriculture.  The Company’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into neighboring counties.

Busey Bank has five banking centers in southwest Florida.  Southwest Florida has shown continuing signs of improvement in areas such as job growth and the housing market over the last several years.

Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy.  Many large corporations are headquartered in Indianapolis and it is host to numerous conventions and sporting events annually.  In 2017, the Company has been working to expand its presence in Indianapolis.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

							Change in income/
	2017			2016			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$110,976	$348	1.24%	$205,861	$217	0.42%	$(135)	$266	$131
Investment securities
U.S. Government obligations	135,404	564	1.65%	192,882	564	1.16%	(197)	197	—
Obligations of states and political subdivisions(1)	260,421	1,919	2.92%	212,799	1,546	2.89%	355	18	373
Other securities	613,530	3,502	2.26%	427,882	2,283	2.12%	1,056	163	1,219
Loans held for sale	127,369	1,205	3.75%	257,893	2,393	3.69%	(1,228)	40	(1,188)
Portfolio loans(1) (2)	5,035,025	55,971	4.41%	3,797,567	41,031	4.30%	13,834	1,106	14,940
Total interest-earning assets(1) (3)	$6,282,725	$63,509	4.01%	$5,094,884	$48,034	3.75%	$13,685	$1,790	$15,475

Cash and due from banks	100,004			75,242
Premises and equipment	99,284			80,956
Allowance for loan losses	(51,380)			(45,761)
Other assets	430,744			293,897

Total Assets	$6,861,377			$5,499,218

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,204,141	$703	0.23%	$858,525	$280	0.13%	$143	$280	$423
Savings and money market deposits	1,867,388	1,093	0.23%	1,629,988	627	0.15%	82	384	466
Time deposits	1,010,224	2,055	0.81%	859,107	1,192	0.55%	238	625	863
Short-term borrowings:
Repurchase agreements and federal funds purchased	215,776	291	0.54%	188,557	102	0.22%	17	172	189
Other (4)	139,204	447	1.27%	147,032	263	0.71%	(15)	199	184
Long-term debt(5)	158,267	1,340	3.36%	80,000	55	0.27%	103	1,182	1,285
Junior subordinated debt owed to unconsolidated trusts	70,939	649	3.63%	70,802	538	3.02%	1	110	111
Total interest-bearing liabilities	$4,665,939	$6,578	0.56%	$3,834,011	$3,057	0.32%	$569	$2,952	$3,521

Net interest spread(1)			3.45%			3.43%

Noninterest-bearing deposits	1,328,770			1,023,963
Other liabilities	44,453			52,398
Stockholders’ equity	822,215			588,846

Total Liabilities and Stockholders’ Equity	$6,861,377			$5,499,218

Interest income / earning assets(1) (3)	$6,282,725	$63,509	4.01%	$5,094,884	$48,034	3.75%
Interest expense / earning assets	$6,282,725	$6,578	0.41%	$5,094,884	$3,057	0.24%

Net interest margin(1)		$56,931	3.60%		$44,977	3.51%	$13,116	$(1,162)	$11,954

(1)On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes a tax-equivalent adjustment of $1.0 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively.

(4)Includes FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)Includes FHLB long-term debt, senior notes and subordinated notes.

(6)Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

							Change in income/
	2017			2016			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$128,835	$980	1.02%	$254,434	$888	0.47%	$(587)	$679	$92
Investment securities
U.S. Government obligations	142,377	1,504	1.41%	195,168	1,678	1.15%	(511)	337	(174)
Obligations of states and political subdivisions(1)	214,264	4,762	2.97%	215,436	4,616	2.86%	(26)	172	146
Other securities	521,044	8,971	2.30%	437,577	6,991	2.13%	1,402	578	1,980
Loans held for sale	123,508	3,443	3.73%	133,216	3,776	3.79%	(274)	(59)	(333)
Portfolio loans(1) (2)	4,267,393	136,260	4.27%	3,254,698	101,398	4.16%	32,187	2,675	34,862
Total interest-earning assets(1) (3)	$5,397,421	$155,920	3.86%	$4,490,529	$119,347	3.55%	$32,191	$4,382	$36,573

Cash and due from banks	85,037			69,267
Premises and equipment	85,507			73,112
Allowance for loan losses	(49,793)			(46,899)
Other assets	325,061			225,637

Total Assets	$5,843,233			$4,811,646

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,081,515	$1,316	0.16%	$802,051	$576	0.10%	$247	$493	$740
Savings and money market deposits	1,606,943	2,349	0.20%	1,458,431	1,640	0.15%	143	566	709
Time deposits	844,874	4,393	0.70%	691,485	2,782	0.54%	693	918	1,611
Short-term borrowings:
Repurchase agreements and federal funds purchased	186,282	618	0.44%	177,074	274	0.21%	15	329	344
Other (4)	54,329	521	1.28%	93,762	461	0.66%	56	4	60
Long-term debt(5)	119,756	2,081	2.32%	80,000	155	0.26%	113	1,813	1,926
Junior subordinated debt owed to unconsolidated trusts	70,904	1,857	3.50%	63,762	1,337	2.80%	161	359	520
Total interest-bearing liabilities	$3,964,603	$13,135	0.44%	$3,366,565	$7,225	0.29%	$1,428	$4,482	$5,910

Net interest spread(1)			3.42%			3.26%

Noninterest-bearing deposits	1,163,440			912,006
Other liabilities	40,188			39,915
Stockholders’ equity	675,002			493,160

Total Liabilities and Stockholders’ Equity	$5,843,233			$4,811,646

Interest income / earning assets(1) (3)	$5,397,421	$155,920	3.86%	$4,490,529	$119,347	3.55%
Interest expense / earning assets	$5,397,421	$13,135	0.32%	$4,490,529	$7,225	0.21%

Net interest margin(1)		$142,785	3.54%		$112,122	3.34%	$30,763	$(100)	$30,663

(1)On a tax-equivalent basis assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes a tax-equivalent adjustment of $2.5 million and $2.1 million at September 30, 2017 and 2016, respectively.

(4)Includes FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)Includes FHLB long-term debt, senior notes and subordinated notes.

(6)Annualized.

Consolidated Average Balance Sheets and interest rates were impacted by the July 2, 2017 First Community acquisition.  Total average interest-earning assets increased $1.2 billion, or 23.3%, to $6.3 billion for the three month period ended September 30, 2017, as compared to $5.1 billion for the same period in 2016.  Total average interest-earning assets increased $906.9 million, or 20.2%, to $5.4 billion for the nine month period ended September 30, 2017, as compared to $4.5 billion for the same period in 2016. Total average interest-bearing liability balances increased $831.9 million, or 21.7%, to $4.7 billion for the three month period ended September 30, 2017, as compared to $3.8 billion for the same period in 2016.  Total average interest-bearing liability balances increased $598.0 million, or 17.8%, to $4.0 billion for the nine month period ended September 30, 2017, from $3.4 billion for the same period in 2016.

Net interest income, on a tax-equivalent basis, increased $12.0 million for the three month period ended September 30, 2017, as compared to the same period of 2016.  Net interest income, on a tax-equivalent basis, increased $30.7 million for the nine month period ended September 30, 2017, as compared to the same period of 2016.  The Federal Open Market Committee announced on March 15, 2017 that the federal funds rate increased from 0.75% to 1.00%, and then announced another rate increase on June 15, 2017 from 1.00% to 1.25%.  These increases in interest rates were modestly favorable to net interest income in 2017 and the Company expects a similar impact in future periods.  However, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.60% for the three month period ended September 30, 2017, compared to 3.51% for the same period in 2016 and increased to 3.54% for the nine month period ended September 30, 2017 compared to 3.34% for the same period in 2016.

Net of amortization and accretion of purchase accounting adjustments, the net interest margin for the third quarter of 2017 was 3.40%, an increase from 3.30% for the third quarter of 2016.  Net of amortization and accretion of purchase accounting adjustments, the net interest margin for the first nine months was 3.37%, an increase from 3.19% for the same period for 2016.

Quarterly net interest margins were as follows:

	2017	2016
First Quarter	3.53%	3.10%
Second Quarter	3.47%	3.32%
Third Quarter	3.60%	3.51%
Fourth Quarter	—	3.63%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.45% for the three month period ended September 30, 2017, compared to 3.43% for the same period in 2016 and was 3.42% for the nine month period ended September 30, 2017, compared to 3.26% for the same period in 2016.

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

Non-interest income (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Trust fees	$5,071	$4,520	$551	12.2%	$17,088	$15,112	$1,976	13.1%
Commissions and brokers’ fees, net	766	740	26	3.5%	2,239	2,095	144	6.9%
Remittance processing	2,877	2,803	74	2.6%	8,581	8,558	23	0.3%
Fees for customer services	6,577	6,495	82	1.3%	18,658	17,074	1,584	9.3%
Mortgage revenue	3,526	4,842	(1,316)	(27.2)%	8,430	9,091	(661)	(7.3)%
Security gains, net	290	11	279	NM	1,143	1,230	(87)	(7.1)%
Other income	1,730	1,334	396	29.7%	4,774	3,008	1,766	58.7%
Total non-interest income	$20,837	$20,745	$92	0.4%	$60,913	$56,168	$4,745	8.4%

NM=Not Meaningful

Total non-interest income of $20.8 million for the three month period ended September 30, 2017 increased slightly as compared to $20.7 million for the same period in 2016.  Total non-interest income of $60.9 million for the nine month period ended September 30, 2017 increased by 8.4% as compared to $56.2 million for the same period in 2016, which was inclusive of $1.0 million of non-interest income from First Community since the transaction closed on July 2, 2017. All categories of non-interest income reflected growth, outside of mortgage revenue and security gains, net, which are discussed below.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased to $5.8 million for the three months ended September 30, 2017 compared to $5.3 million for the three months ended September 30, 2016 and increased to $19.3 million for the nine months ended September 30, 2017 compared to $17.2 million for the nine months ended September 30, 2016.  As Pulaski and First Community had no legacy trust fee income, the addition of this service offering in their markets is expected to provide attractive growth opportunities in future periods.

Remittance processing revenue of $2.9 million for the three months ended September 30, 2017 increased slightly compared to $2.8 million for the same period of 2016.  For the first nine months of 2017, remittance processing revenue remained stable at $8.6 million.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services increased to $6.6 million for the three month period ended September 30, 2017 as compared to $6.5 million for the same period of 2016 and increased to $18.7 million for the nine month period ended September 30, 2017 as compared to $17.1 million for the same period of 2016.  Evolving regulation, product changes and changing behaviors by our client base may impact the fees for customer services in future periods.

Mortgage revenue decreased to $3.5 million for the three month period ended September 30, 2017 compared to $4.8 million for the same period of 2016.  Mortgage revenue decreased to $8.4 million for the nine month period ended September 30, 2017 compared to $9.1 million for the same period of 2016, due to lower mortgage volumes and increased delivery efficiency in 2017.

Security gains, net, increased $0.3 million for the three month period ended September 30, 2017 compared to the same period of 2016.  Security gains, net, decreased $0.1 million for the nine month period ended September 30, 2017 compared to the same period of 2016.  Security gains, net, vary based on the Company’s decisions around selling securities.

Other income increased to $1.7 million for the three month period ended September 30, 2017 as compared to $1.3 million for the same period of 2016 and increased to $4.8 million for the nine month period ended September 30, 2017 as compared to $3.0 million for the same period of 2016.  The other income increase is across multiple revenue sources, with swap origination fee income and fluctuations in private equity investments driving the greater part of the increase.

Non-interest expense (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries, wages and employee benefits	$25,497	$21,716	$3,781	17.4%	$67,448	$55,575	$11,873	21.4%
Net occupancy expense of premises	3,714	3,401	313	9.2%	10,025	8,300	1,725	20.8%
Furniture and equipment expenses	1,785	1,836	(51)	(2.8)%	5,123	4,564	559	12.2%
Data processing	5,753	4,430	1,323	29.9%	13,290	12,677	613	4.8%
Amortization of intangible assets	1,286	1,282	4	0.3%	3,675	3,157	518	16.4%
Regulatory expense	778	802	(24)	(3.0)%	1,803	2,274	(471)	(20.7)%
Other expense	8,126	5,948	2,178	36.6%	19,962	16,904	3,058	18.1%
Total non-interest expense	$46,939	$39,415	$7,524	19.1%	$121,326	$103,451	$17,875	17.3%

Income taxes	$9,561	$8,089	$1,472	18.2%	$26,980	$20,453	$6,527	31.9%
Effective rate on income taxes	33.7%	34.4%			34.9%	34.8%

Efficiency ratio	58.9%	58.0%			58.1%	60.0%
Full-time equivalent employees as of period-end	1,382	1,320

Total non-interest expense of $46.9 million for the three month period ended September 30, 2017 increased as compared to $39.4 million for the same period in 2016.  Total non-interest expense of $121.3 million for the nine month period ended September 30, 2017 increased as compared to $103.5 million for the same period in 2016, which was inclusive of $8.0 million of non-interest expense from First Community since the transaction closed on July 2, 2017.  Acquisition expenses relating to the acquisition of First Community and Mid Illinois have impacted and are expected to continue to impact non-interest expense throughout 2017, while acquisition expenses related to the Pulaski acquisition impacted 2016.

Salaries, wages and employee benefits expense of $25.5 million increased $3.8 million for the three month period ended September 30, 2017 as compared to the same period in 2016 and increased $11.9 million, to $67.4 million, for the nine month period ended September 30, 2017 as compared to the same period of 2016. The First Community acquisition added 136 full-time equivalent employees to the Company’s headcount and also resulted in restructuring costs of $0.7 million in the third quarter of 2017, with expected cost reductions in future periods.

Combined net occupancy expense of premises and furniture and equipment expenses of $5.5 million and $15.1 million for the three and nine month periods ended September 30, 2017, respectively, increased compared to the same periods in 2016. The Pulaski acquisition added 13 banking centers and several loan production offices.  The First Community acquisition added nine banking centers.  We continue to evaluate our branch network and operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense for the three month period ended September 30, 2017 of $5.8 million increased from $4.4 million for the same period of 2016.  Data processing expense for the nine month period ended September 30, 2017 of $13.3 million increased from $12.7 million for the same period of 2016.   Variances are largely related to payment of deconversion expenses related to acquisitions, which were $1.3 million for the three and nine months ended September 30, 2017.

Amortization of intangible assets increased for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016 related to the Pulaski and First Community acquisitions.  Amortization of intangible assets is expected to increase in future periods related to the Mid Illinois acquisition.

Regulatory expense decreased 3.0% and 20.7% for the three and nine month periods ended September 30, 2017, respectively, compared to the same period in 2016.

Other expense of $8.1 million for the three month period ended September 30, 2017 increased $2.2 million compared to the same period in 2016.  Other expense of $20.0 million for the nine month period ended September 30, 2017 increased $3.0 million compared to the same period in 2016.  The increase was across multiple expense categories, and included pretax acquisition costs of $1.1 million for the three month period ended September 30, 2017 and $2.1 million for the nine month period ended September 30, 2017.

The effective rate on income taxes, or income taxes divided by income before taxes, of 33.7% and 34.9% for the three and nine months ended September 30, 2017, respectively, was lower than the combined federal and state statutory rate of approximately 40% due to tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%, which is reflected in current period expenses and will have an impact on the Company’s tax expense in future periods.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 58.9% for the three month period ended September 30, 2017 increased from 58.0% in the comparable period in 2016 and the efficiency ratio of 58.1% for the nine month period ended September 30, 2017 improved from 60.0% in the comparable period in 2016.  Expenses relating to the First Community and Mid Illinois acquisition may have a negative impact on the efficiency ratio for the remainder of 2017; however, the Company expects to realize operating efficiencies creating a positive impact in future years.  We will continue to examine appropriate avenues to improve efficiency.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	September 30, 2017	December 31, 2016	$ Change	% Change
Assets
Securities available for sale	$708,247	$759,811	$(51,564)	(6.8)%
Securities held to maturity	281,975	47,820	234,155	489.7%
Loans held for sale	139,696	256,319	(116,623)	(45.5)%
Portfolio loans, net	5,034,829	3,831,105	1,203,724	31.4%

Total assets	$6,913,789	$5,425,170	$1,488,619	27.4%

Liabilities
Deposits:
Noninterest-bearing	$1,321,439	$1,134,133	$187,306	16.5%
Interest-bearing	4,051,844	3,240,165	811,679	25.1%
Total deposits	$5,373,283	$4,374,298	$998,985	22.8%

Securities sold under agreements to repurchase	$219,071	$189,157	$29,914	15.8%
Short-term borrowings	212,850	75,000	137,850	183.8%
Long-term debt	50,000	80,000	(30,000)	(37.5)%
Senior notes, net of unamortized issuance costs	39,370	—	39,370	100.0%
Subordinated notes, net of unamortized issuance costs	64,745	—	64,745	100.0%
Junior subordinated debt owed to unconsolidated trusts	70,973	70,868	105	0.1%

Total liabilities	$6,077,721	$4,830,856	$1,246,865	25.8%

Stockholders’ equity	$836,068	$594,314	$241,754	40.7%

Our priorities continue to focus around balance sheet strength, profitability and growth, in that order.  The Company’s balance sheet was significantly impacted by the First Community acquisition in the third quarter of 2017.  At the date of the acquisition, the fair value of First Community’s total assets was $1.4 billion, including $1.1 billion in loans, and the fair value of total deposits was $1.1 billion.

On May 25, 2017, the Company completed an offering of $40.0 million of 3.75% senior notes due May 25, 2022 and $60.0 million of 4.75% fixed-to-floating rate subordinated notes due May 25, 2027.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds to be used for general corporate purposes.

With our strong capital position, an attractive core funding base, a sound credit foundation, and an active growth plan, we are well positioned for the remainder of 2017 and moving into 2018. New partnerships with talented bankers in St. Louis, Peoria and the Chicagoland area bring an expanding pool of business opportunities to generate value and diversity across new markets.

Loans Held for Sale

Loans held for sale totaled $139.7 million and $256.3 million at September 30, 2017 and December 31, 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower mortgage volumes and increased delivery efficiency in 2017.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	September 30, 2017
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$897,720	$360,490	$19,529	$42,169	$1,319,908
Commercial real estate	1,381,730	526,765	145,955	160,849	2,215,299
Real estate construction	88,748	71,874	21,490	65,144	247,256
Retail real estate	663,773	510,771	97,800	16,508	1,288,852
Retail other	13,072	614	863	—	14,549
Portfolio loans	$3,045,043	$1,470,514	$285,637	$284,670	$5,085,864

Less allowance for loan losses					51,035
Portfolio loans, net					$5,034,829

	December 31, 2016
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$565,853	$346,204	$19,207	$28,624	$959,888
Commercial real estate	878,018	470,126	150,940	155,080	1,654,164
Real estate construction	53,142	71,430	12,789	44,717	182,078
Retail real estate	479,026	468,212	105,620	16,202	1,069,060
Retail other	12,250	565	895	—	13,710
Portfolio loans	$1,988,289	$1,356,537	$289,451	$244,623	$3,878,900

Less allowance for loan losses					47,795
Portfolio loans, net					$3,831,105

Portfolio loans increased $1.2 billion, or 31.1%, as of September 30, 2017 compared to December 31, 2016 as a result of the First Community acquisition and organic growth.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $986.4 million from December 31, 2016.  Retail real estate and retail other loans increased $220.6 million from December 31, 2016.  First Community Financial Bank experienced strong loan growth for the third quarter of 2017, increasing gross portfolio loan balances by $37.3 million since the July 2, 2017 acquisition.  In addition, Busey Bank saw growth in its Missouri and Indiana markets where active growth efforts are underway.

Relationship banking, rather than transactional banking, remains a focus for the Company.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Allowance for Loan Losses

Our allowance for loan losses was $51.0 million, or 1.0% of portfolio loans, and $47.8 million, or 1.2% of portfolio loans, at September 30, 2017 and December 31, 2016, respectively.  As a result of acquisitions, the Company is holding $1.7 billion of acquired loans that are carried net of a fair value adjustment of $21.5 million for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.

Typically, when we move loans into non-accrual status, the loans are collateral dependent and charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

As of September 30, 2017, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for known and probable losses in the loan portfolio.  In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, a write-off is charged against the allowance for loan losses.  We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.

The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.  The provision for loan losses decreased to $1.5 million for the third quarter of 2017 compared to $2.0 million in the same period of 2016.  The provision for loan losses for the nine months ended September 30, 2017 decreased to $2.5 million compared to $4.1 million in the same period of 2016.  First Community Financial Bank recorded $1.5 million in provision expense in the third quarter of 2017 related to new and renewed production.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Non-accrual loans	$27,430	$18,935	$20,544	$21,423
Loans 90+ days past due and still accruing	439	1,123	311	131
Total non-performing loans	$27,869	$20,058	$20,855	$21,554

OREO	$1,172	$480	$739	$2,518

Total non-performing assets	$29,041	$20,538	$21,594	$24,072

Allowance for loan losses	$51,035	$49,201	$48,442	$47,795
Allowance for loan losses to portfolio loans	1.0%	1.3%	1.3%	1.2%
Allowance for loan losses to non-performing loans	183.1%	245.3%	232.3%	221.7%
Non-performing loans to portfolio loans, before allowance for loan losses	0.5%	0.5%	0.5%	0.6%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.6%	0.5%	0.6%	0.6%

The September 30, 2017 asset metrics reflect the post combination results of acquiring First Community.  Total non-performing assets were $29.0 million at September 30, 2017, compared to $24.1 million at December 31, 2016.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.6% on September 30, 2017.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $56.4 million at September 30, 2017, compared to $50.2 million at December 31, 2016.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2017, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of September 30, 2017, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve or brokered deposits.

As of September 30, 2017, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2017, the Company had outstanding standby letters of credit of $33.3 million and commitments to extend credit of $1.3 billion to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of September 30, 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2017, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 9.25%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.25%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.75% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of September 30, 2017, First Busey had a total capital to total risk-weighted asset ratio of 14.38%, a Tier 1 capital to risk-weighted asset ratio of 12.26%, Common Equity Tier 1 capital to risk-weighted asset ratio of 10.92% and a Tier 1 leverage ratio of 10.18%; Busey Bank had ratios of 14.19%, 13.02%, 13.02% and 10.61%, respectively; and First Community Financial Bank had ratios of 10.34%, 10.21%, 10.21% and 8.94%, respectively.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include acquisition and other notable pre-tax items, operating earnings, net interest margin net of amortization and accretion of purchase accounting adjustments, and efficiency ratios. Management uses these non-GAAP measures, together with the related GAAP measures, in analysis of the Company’s performance and in making business decisions. Management also uses these measures for peer comparisons.

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

Operating earnings reconciliation (dollars in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net income	$18,784	$50,433
Mid Illinois acquisition:
Data processing	6	40
Other	139	350
First Community acquisition:
Salaries, wages, and employee benefits	720	720
Data processing	1,240	1,287
Other	891	1,679
Pulaski acquisition	17	40
Other restructuring costs	46	261
Related tax benefit	(1,195)	(1,681)
Operating earnings	$20,648	$53,129

Management believes that efficiency ratios are standard financial measures used in the banking industry to evaluate performance.

The non-GAAP disclosures contained herein should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

FORWARD-LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, national and international economy; (ii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business; (iii) changes in interest rates and prepayment rates of First Busey’s assets; (iv) increased competition in the financial services sector and the inability to attract new customers; (v) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vi) the loss of key executives or employees; (vii) changes in consumer spending; (viii) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated; (ix) unexpected outcomes of existing or new litigation involving First Busey;  (x) the economic impact of any future terrorist threats or attacks; (xi) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards; and (xii) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the SEC.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had $282.0 million of securities classified as held to maturity at September 30, 2017.  First Busey had no securities classified as trading at September 30, 2017.  Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  As of September 30, 2017, First Busey had $708.2 million of securities classified as available for sale.

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

First Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions to attempt to structure the Consolidated Balance Sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

As of September 30, 2017, due to the current interest rate environment, a downward adjustment below -100 basis points in federal fund rates was not meaningful. As of December 31, 2016, a downward adjustment in federal fund rates was not meaningful.  Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2017	NM	NM	NM	1.46%	0.37%	0.15%	(0.23)%	(1.14)%

December 31, 2016	NM	NM	NM	NM	(0.29)%	(1.20)%	(2.42)%	(3.86)%

	Year-Two: Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2017	NM	NM	NM	(0.13)%	3.01%	4.68%	5.86%	6.16%

December 31, 2016	NM	NM	NM	NM	2.17%	3.12%	3.63%	3.56%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of September 30, 2017, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2017.  At September 30, 2017, the Company had 333,334 shares that may still be purchased under the plan.

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  November 8, 2017