Form 10-K
period 2017-12-31
FIRST BUSEY CORP /NV/
filed 2018-02-28
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒                    No ☐

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

Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $1.0 billion, determined using a per share closing price for the registrant’s common stock on that date of $29.32, as quoted on The Nasdaq Global Select Market.

As of February 28, 2018, there were 48,691,633 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders of First Busey Corporation to be held May 23, 2018, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, initially organized in 1980, is a $7.9 billion financial holding company conducting a broad range of financial services through its banking and non-banking subsidiaries.  First Busey consists of two wholly-owned bank subsidiaries, Busey Bank, with banking centers in Illinois, Missouri, Florida and Indiana and South Side Trust & Savings Bank of Peoria (“South Side Bank”), with banking centers in Illinois (Busey Bank and South Side Bank are collectively referred to in this Annual Report on Form 10-K as the “Banks” or “subsidiary banks”).  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Throughout 2017, the Company continued to execute its strategy of organically growing loans and deposits within its market footprint. To supplement this organic growth, in 2017, the Company closed on two bank acquisitions which added approximately $2.0 billion in banking assets to the Company’s balance sheet and approximately $700.0 million in wealth management assets under care. These acquisitions strengthened the Company’s position within its existing footprint and into a new market, expanding the Company’s retail and loan origination network and the Company’s wealth management line of business.

During 2017, the Company focused on successfully integrating the acquired banks. As part of its integration process, the Company evaluated the acquired banks’ product offerings, markets and delivery systems and processes in order to select the best of these aspects to incorporate within the combined Company. Consistent with this approach, First Busey determined its mortgage origination activity should be within its market footprint. Therefore, in December 2017, the Company executed a transaction to transfer personnel and associated mortgage loan production outside of the First Busey footprint to an independent third party which allows the Company to efficiently focus on its markets.

Acquisitions

On January 8, 2015, First Busey acquired Herget Financial Corp., a Delaware corporation (“Herget Financial”), and its wholly-owned bank subsidiary, Herget Bank, National Association (“Herget Bank”).  First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank.  At that time, Herget Bank’s banking centers became banking centers of Busey Bank.

On April 30, 2016, First Busey acquired Pulaski Financial Corp., a Missouri corporation (“Pulaski”), and its wholly-owned bank subsidiary, Pulaski Bank, National Association (“Pulaski Bank”).  First Busey operated Pulaski Bank as a separate bank subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s banking centers became banking centers of Busey Bank.  The acquisition of Pulaski expanded the Company into the St. Louis, Missouri metropolitan area.

On July 2, 2017, First Busey acquired First Community Financial Partners, Inc., an Illinois corporation (“First Community”), and its wholly-owned bank subsidiary, First Community Financial Bank.  First Busey operated First Community Financial Bank as a separate bank subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s banking centers became banking centers of Busey Bank. The First Community acquisition provided the Company entrance into the demographically and economically attractive southwest suburban markets of the greater Chicagoland area and is part of the Company’s strategy of expanding into markets with both population and commercial density in the Midwest.

On October 1, 2017, First Busey acquired Mid Illinois Bancorp, Inc., an Illinois corporation (“Mid Illinois”) and its wholly-owned bank subsidiary, South Side Bank.  It is anticipated that South Side Bank will be merged with and into Busey Bank in the first quarter of 2018.  At the time of the bank merger, South Side Bank’s banking centers will become banking centers of Busey Bank.

See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to these acquisitions.

Subsidiaries of First Busey

First Busey conducts the business of banking and related services through Busey Bank and South Side Bank; asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”), Trevett Capital Partners (“Trevett”) and South Side Bank; and retail payment processing through FirsTech, Inc. (“FirsTech”).

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 37 banking centers in Illinois, 13 in Missouri, five in southwest Florida and one in Indianapolis, Indiana.  South Side Bank is an Illinois state-chartered bank organized in 1922 with its headquarters in Peoria, Illinois.  South Side Bank has 13 banking centers in the greater Peoria, Illinois area.

The Banks offer a range of diversified financial products and services for consumers and businesses, including innovative online and mobile banking capabilities to conveniently serve our customers’ needs.  Services include commercial, agricultural and real estate loans, and retail banking services, including home equity lines of credit, residential real estate and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and IRA and other fiduciary services through our banking center, ATM and technology-based networks.  In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

The Banks’ principal sources of income are interest and fees on loans and investments and service fees.  Principal expenses are interest paid on deposits and general operating expenses.  The Banks’ primary markets are Illinois, the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.

The Banks’ portfolio loans are comprised of commercial, commercial real estate, real estate construction, retail real estate, and retail other.  As of December 31, 2017, commercial loans comprised approximately 25.6%, commercial real estate comprised approximately 42.7%, real estate construction comprised approximately 4.7%, retail real estate comprised approximately 26.5% and retail other loans comprised approximately 0.5%.

Trevett, operating as a division of Busey Bank, is a private wealth management boutique created to serve clientele in southwest Florida through a tenured team of sophisticated wealth management professionals.  Trevett builds upon our established presence in Florida and the broad capabilities of our existing Wealth Management operation to provide concierge service and tailored solutions for the accumulation and preservation of capital and generational legacies.

Busey Wealth Management, which is headquartered in Urbana, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2017, Busey Trust Company had $6.0 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.

Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, and South Side Bank through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; mobile bill pay; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 4,000 agent locations in 43 states as of December 31, 2017.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

The Company’s operations are managed through three operating segments consisting of Banking, Remittance Processing and Wealth Management.  See “Note 23. Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

As of December 31, 2017, Busey Bank had 37 banking centers serving Illinois and South Side Bank had 13 banking centers serving Illinois.  Our downstate Illinois markets of Champaign, Macon, McLean and Peoria Counties are anchored by several strong, well-recognized and stable organizations.  Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 44,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to the North American headquarters for Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar Inc. operations, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

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

St. Louis, Missouri is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The area is home to 17 Fortune 1000 companies, including Express Scripts, Emerson Electric, Centene and Monsanto.  St. Louis has a diverse economy with its major employment sectors including health care, financial services, professional and business services, and retail.  Busey Bank has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Charles County has been one of the fastest-growing counties in the country for decades and features a cross-section of industry, as well as extensive retail and some agriculture.  The Company’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into neighboring counties.

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

Competition

The Banks compete actively with national and state banks, savings and loan associations and credit unions for deposits and loans mainly in Illinois (primarily Champaign, DuPage, Ford, Grundy, Livingston, Macon, McLean, Peoria, Shelby, Tazewell and Will Counties), the St. Louis, Missouri metropolitan area (primarily St. Louis (City), St. Louis and St. Charles Counties), southwest Florida (primarily Charlotte, Lee and Sarasota Counties), and central Indiana (primarily Hamilton County).  In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.  The Banks compete for real estate and other loans primarily on the basis of the interest rates and loan fees they charge, the types of loans they originate and the quality of services they provide to borrowers.

The Banks face substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  The Banks attract a significant amount of deposits through their banking centers, primarily from the communities in which those banking centers are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  The Banks compete for these deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet and mobile banking, and convenient banking centers with interbranch deposit and withdrawal privileges at each.

Based on information obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits dated June 30, 2017, First Busey ranked in the top 10 in total deposits in 10 Illinois counties: first in Champaign County; fifth in Ford County; sixth in Grundy County; seventh in Livingston County; second in Macon County; fifth in McLean County; second in Peoria County; second in Shelby County; third in Tazewell County; and fifth in Will County.  Although the market share of First Busey varies in different markets, First Busey believes that it effectively competes with other banks, thrifts and financial institutions in the relevant market areas.

Supervision, Regulation and Other Factors

General

FDIC-insured institutions, like Busey Bank and South Side Bank, as well as their holding company and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to the Company’s assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary banks, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels.  This summary does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15.0 billion, we are able to maintain our trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords

The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk-weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250.0 billion or more, or consolidated foreign exposures of $10.0 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100% risk-weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule

In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to historical capital guidelines, Basel III was released as regulation by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rule requires higher capital levels, increases the required quality of capital, and requires more detailed categories of risk-weighting. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

The Basel III Rule increases most of the required minimum capital ratios in effect prior to January 1, 2015 and introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changes the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or have changed qualifications under the Basel III Rule. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as of January 1, 2015, as follows:

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.

Well-Capitalized Requirements

The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required based on particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2017: (i) neither Busey Bank nor South Side Bank was subject to a directive from the FDIC to increase its capital and (ii) each of Busey Bank and South Side Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General

The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are legally obligated to act as a source of financial and managerial strength to each of the Banks and to commit resources to support them in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and each of the Banks as the Federal Reserve may require.

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

In addition, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In 2006, the Company elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and each of the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that the Banks have not received satisfactory CRA ratings, we will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Dividend Payments

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, the Company is subject to the limitations of Nevada law, which allows the Company to pay dividends unless, after such dividend, (i) the Company would not be able to pay its debts as they become due in the usual course of business or (ii) the Company’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if the Company were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

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

Incentive Compensation

There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourages inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Federal Securities Regulation

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance

The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Banks

General

The Banks are Illinois-chartered banks. The deposit accounts of each of the Banks is insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As Illinois-chartered FDIC-insured banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks. The Banks are also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Banks, are not members of the Federal Reserve System.

Deposit Insurance

As FDIC-insured institutions, the Banks are each required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Banks that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.  The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.28% on September 30, 2017. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10.0 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10.0 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments

In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 54 cents per $100 dollars of assessable deposits.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each Bank’s total assets. During the year ended December 31, 2017, Busey Bank paid supervisory assessments to the DFPR totaling $0.4 million and South Side Bank paid $0.1 million.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests only apply to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions.

Stress Testing

A stress test is an analysis or simulation designed to determine the ability of a given FDIC insured institution to deal with an economic crisis.  In October 2012, U.S. bank regulators unveiled the Dodd-Frank Act that requires banks with over $10.0 billion in assets to conduct stress testing.  The Company is evaluating Dodd-Frank and other regulations effective for banks $10.0 billion in total assets to understand the impact as the Company approaches $10.0 billion. Currently, Busey Bank conducts quarterly commercial portfolio stress testing.

Dividend Payments

The primary source of funds for the Company is dividends from each of the Banks. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits.  The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as each of the Banks.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, the Federal Reserve and the DFPR may prohibit the payment of dividends by the Banks if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

As described above, each of the Banks exceeded its capital requirements under applicable guidelines as of December 31, 2017. However, as of December 31, 2017, Busey Bank was in an accumulated deficit position and no amount was available to be paid as dividends by Busey Bank. With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2017.  The Company expects to seek regulatory approval for additional capital distributions from Busey Bank in future periods until such time as Busey Bank is no longer in an accumulated deficit. South Side Bank had positive retained earnings and is able to pay dividends to the Company prior to the bank merger.

State Bank Investments and Activities

The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal laws and regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal laws and regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless either Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of either of the Banks.

Insider Transactions

The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between a Bank and its “affiliates.” The Company is an affiliate of each of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by either of the Banks.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by either of the Banks to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or either of the Banks, or a principal stockholder of the Company, may obtain credit from banks with which either Bank maintains a correspondent relationship.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing banking risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority

Illinois banks, such as the Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. The Company expects to merge South Side Bank with and into Busey Bank in the first quarter of 2018.

Transaction Account Reserves

Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16.0 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16.0 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements

The CRA requires each of the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of each of the Bank’s effectiveness in meeting its CRA requirements.

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

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.  Based on each of the Bank’s loan portfolio as of December 31, 2017, neither exceeded the 100% guideline for construction and land development loans or 300% guideline for commercial real estate loans.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10.0 billion in assets. FDIC-insured institutions with $10.0 billion or less in assets, like the Banks, continue to be examined by their applicable bank regulators.

Busey Wealth Management

Busey Wealth Management is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, Busey Wealth Management is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because Busey Wealth Management is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of Busey Wealth Management as the Federal Reserve deems necessary. Busey Wealth Management is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of Busey Wealth Management. Like the Banks, Busey Wealth Management is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2017, was insignificant.

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 59, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of Busey Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. (“Main Street Trust”) until its merger with First Busey.

Curt A. Anderson.  Mr. Anderson, age 62, was appointed President and Chief Executive Officer of Busey Wealth Management in February 2016.  Prior to that appointment, he had served as Executive Vice President and Senior Managing Director at Busey Wealth Management since 2007.

Robin N. Elliott.  Mr. Elliott, age 41, was appointed Chief Operating Officer of First Busey in February 2016.  He will continue to serve as Chief Financial Officer of First Busey, which he has served since January 1, 2014, as the Company conducts a search to name a new Chief Financial Officer.  Mr. Elliott had previously served as Director of the Business Banking Group of Busey Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Barbara J. Harrington.  Mrs. Harrington, age 58, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of Busey Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Howard F. Mooney II.  Mr. Mooney, age 53, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust.

Robert F. Plecki, Jr.  Mr. Plecki, age 57, has served as Chief Credit Officer of First Busey since March 2010.  Mr. Plecki previously served as President & Chief Executive Officer of Busey Wealth Management from October 2013 until February 2016 and Chief Operating Officer of First Busey from October 2012 until February 2016.  Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 62, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph.  Mrs. Randolph, age 43, was appointed Executive Vice President and Chief Brand Officer in March 2014.  Prior to that appointment, she served as Senior Vice President of Growth Strategies since 2008.

Christopher M. Shroyer.  Mr. Shroyer, age 52, has served as President and Chief Executive Officer of Busey Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

Employees

As of December 31, 2017, First Busey and its subsidiaries had a total of 1,347 employees (full-time equivalents).

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

Non-GAAP Financial Information

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These measures include adjusted net income, adjusted return on assets (“ROA”), adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets and return on average common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures, specifically net income in the case of adjusted net income and adjusted ROA, total net interest income, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of the tangible book value per share, appears below (dollars in thousands, except per share data).  The Company believes each of the adjusted measures is useful for investors and management to understand the effects of certain non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

These non-GAAP disclosures have inherent limitations and are not audited.  They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Tax effected numbers included in these non-GAAP disclosures are based on estimated statutory rates.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and ROA

Year Ended
December 31, 2017
Net income	$62,726
Acquisition expenses
Salaries, wages, and employee benefits	840
Data processing	2,616
Other (includes professional and legal)	3,617
Other restructuring costs
Salaries, wages, and employee benefits	711
Other	66
Related tax benefit	(3,012)
Tax Cuts and Jobs Act (the “TCJA”) related adjustment	8,098
Adjusted net income	$75,662

Average assets	$6,294,105

Reported: ROA	1.00%
Adjusted: ROA	1.20%

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Reported: Net interest income	$203,366	$154,660	$111,815
Tax-equivalency adjustment	3,656	3,493	2,182
Less: Purchase accounting amortization	(12,458)	(8,123)	(1,200)
Adjusted: Net interest income	$194,564	$150,030	$112,797

Average earning assets	$5,784,408	$4,630,768	$3,676,588

Reported: Net interest margin	3.58%	3.42%	3.10%
Adjusted: Net Interest margin	3.36%	3.24%	3.07%

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

Year Ended
December 31, 2017
Reported: Net Interest income	$203,366
Tax-equivalency adjustment	3,656
Tax equivalent interest income	$207,022

Reported: Non-interest income	84,474
Less: Security gains, net	(1,143)
Adjusted: Non-interest income	$83,331

Reported: Non-interest expense	174,426
Less:
Amortization	(5,245)
Non-operating adjustments:
Salaries, wages, and employee benefits	(1,551)
Data processing	(2,616)
Other	(3,683)
Adjusted: Non-interest expense	$161,331

Reported: Efficiency ratio	58.3%
Adjusted: Efficiency ratio	55.6%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

	As of
	December 31, 2017	December 31, 2016

Total Assets	$7,860,640	$5,425,170
Less:
Goodwill and other intangible assets, net	(308,073)	(121,276)
Tax effect of goodwill and other intangible assets, net	11,039	7,392
Tangible assets	$7,563,606	$5,311,286

Total stockholders’ equity	935,003	594,314
Less:
Goodwill and other intangible assets, net	(308,073)	(121,276)
Tax effect of goodwill and other intangible assets, net	11,039	7,392
Tangible stockholders’ equity	$637,969	$480,430

Tangible common equity to tangible assets(1)	8.43%	9.05%
Tangible book value per share	$12.88	$12.37

Average stockholders’ common equity	$932,179	$592,980
Less: Average goodwill and other intangible assets, net	(309,227)	(121,792)
Average tangible stockholders’ common equity	$622,952	$471,188

Reported: Return on average tangible common equity	7.83%	9.67%
Adjusted: Return on average tangible common equity(2)	14.35%	NR (3)
Return on average common equity	5.23%	7.69%

(1) Tax effected measure

(2) Calculated using adjusted net income available to common stockholders

(3) Not reported

Special Cautionary Note Regarding Forward-Looking Statements

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

• changes in consumer spending;

• unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated;

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

The Company’s general financial performance is highly dependent upon the business environment in the markets where it operates and, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

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

The Company’s financial performance is also affected by the condition of the markets in which it conducts business. The Company currently conducts its banking operations primarily in downstate Illinois, the Southwest suburbs of Chicago, Illinois, the St. Louis, Missouri metropolitan area, and southwest Florida. The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is among the most troubled of any state in the United States with credit downgrade concerns, pension under-funding, budget deficits and political standoffs.  In addition, the Company operates in markets with significant university and healthcare presence, which rely heavily on state and federal funding and contracts.  Payment delays by the State of Illinois to its vendors and government-sponsored entities as well as potential federal changes to healthcare laws could affect the Company’s primary market areas, which could in turn adversely affect its financial condition and results of operations.  Downturns in markets where banking operations occur could result in a decrease in demand for the Company’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

Market volatility and changes in interest rates could have an adverse effect on the Company.

In certain recent periods, the capital and credit markets experienced heightened volatility and disruption.  In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. Conversely, significant increases in the stock markets can also have destabilizing effects.  If the capital and credit markets experience these heightened levels of disruption and volatility again, both the Company and its customers’ ability to maintain or access capital could be adversely affected which could have an impact on the Company’s business, financial condition and results of operations.

Changes in interest rates could affect the level of assets and liabilities held on the Company’s balance sheet and the revenue that the Company earns from net interest income, as earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets such as loans and investment securities and interest expense incurred on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. In addition, a rise in interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which have historically contributed to a significant portion of the Company’s mortgage revenue. Furthermore, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operation. Interest rates paid on deposit products declined significantly in recent years and while interest rates increased slightly during 2015 through 2017, future increases, if they occur, could create uncertainty in financial markets, as could an escalation in the pace of rate increases.  Such uncertainty or market fluctuations could negatively affect customer’s financial stability and ultimately, their ability to repay loan commitments.

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

At this time, it is difficult to predict future legislative and regulatory changes.  Although both the President and senior members of Congress have advocated for reductions of financial services regulation, including amendments to the Dodd-Frank Act and structural changes to the CFPB, exactly which regulatory changes will be pursued, as well as the timing and extent of regulatory changes that could be successfully enacted, remains uncertain.  New appointments to the Board of Governors of the Federal Reserve may affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.  Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

The Company’s non-performing assets adversely affect its net income in various ways. While the Company pays interest expense to fund non-performing assets, it does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income and returns on assets and equity.  In addition, loan administration costs increase and the Company’s efficiency ratio is adversely affected. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. Non-performing loans and other real estate owned also increase the Company’s risk profile and the capital its regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. The Company cannot guarantee that it will not experience increases in non-performing loans in the future, and its non-performing assets may result in further losses in the future.

Concentrations of credit and market risk could increase the potential for significant losses.

The Company may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or geographic location of the borrower or collateral. A significant portion of the Company’s loan portfolio is made up of mortgage, commercial and industrial loans, and secured by real estate. Thus, deterioration in economic conditions or real estate values could result in higher credit costs and losses to the Company.

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

As previously noted, a significant portion of the Company’s loans are collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses which would adversely affect profitability. Mortgage loans in the Company’ portfolio with high loan-to-value ratios are more sensitive to declining property values and may experience a higher incident of default and severity of losses. Adverse changes in the economy affecting real estate values and liquidity generally, and in markets in which the Company has banking operations, could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

Credit risk associated with concentration of securities in the Company’s investment portfolio may increase the potential for loss.

The Company’s investment portfolio consists, in part, of securities issued by government or government sponsored agencies and non-government entities. A downturn in the financial condition of the issuers, the performance of the underlying collateral, or the financial condition of the individual mortgagors with respect to the underlying securities could create results such as rating agency downgrades of the securities and default by issuers or individual mortgagors. Any of the foregoing factors could cause an OTTI in future periods and result in realized losses, which could adversely affect the Company’s financial condition and results of operations.

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

First Busey, the Banks and Busey Wealth Management must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside the Company’s control, and on its financial condition and performance. Accordingly, the Company cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. If it fails to meet these capital and other regulatory requirements, its financial condition, liquidity and results of operations would be materially and adversely affected.

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

The Company’s ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by the Company or by other institutions.  The Company could experience growth as a result of the difficulties or failures of other banks or government-sponsored financial institutions, which would increase its funding needs.

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

The Company currently conducts its banking operations primarily in downstate Illinois, the Southwest suburbs of Chicago, Illinois, St. Louis, Missouri metropolitan area, and southwest Florida. In addition, the Company currently offers fiduciary and wealth management services through Trevett, South Side Bank and Busey Wealth Management, which account for an important portion of its non-interest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks, or financial technology companies, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations and financial condition.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could negatively affect us.

To help us fulfill our strategic objectives and enhance our earnings, part of our strategy is to supplement organic growth by acquiring other financial institutions in our market areas and in nearby markets.  As our capital position and asset quality allow, we may again supplement organic growth through acquisitions, as we did with recent acquisitions.  There are risks associated with an acquisition strategy, including the following:

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

•      We are subject to due diligence expenses which may not result in an acquisition.

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

The Company’s financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Certain accounting policies are critical and require management to make difficult, subjective and complex judgments about matters that are inherently uncertain, and materially different amounts could be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company’s Consolidated Financial Statements are incorrect, the Company may experience material losses.

One such assumption and estimate is the valuation analysis of its goodwill. Although the Company’s analysis does not indicate impairments exist; the Company is required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge, based on the current goodwill balance or future goodwill arising out of acquisitions could have a material adverse effect on the results of operations by reducing net income or increasing net losses.

The Company is subject to changes in accounting principles, policies or guidelines.

Periodically, agencies such as the FASB or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s Financial Statements. These changes are beyond the Company’s control, can be difficult to predict and could materially impact how the Company reports its financial condition and results of operations. Changes in these standards are continuously occurring and the implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

In 2016, the FASB published new Current Expected Credit Loss impairment standards (“CECL”) which requires recording loss estimates for the life of the instrument for loans and held-to-maturity investment securities. This is a change from the 40-year standard in which losses are recorded under the “incurred loss” concept.  The CECL methodology estimates losses in consideration of a reasonably foreseeable economic forecast. Implementing this change in accounting involves compliance and operational challenges and the results may decrease capital and increase volatility in the estimate of losses. The Company will make changes to its policies, procedures and technology systems to properly account for and comply with the new methodology.  CECL is not set to take effect until 2020.

The Company is subject to changes in tax law and may not realize tax benefits which could adversely affect our results of operations.

Changes in tax laws at national or state levels could have an effect on the Company’s short-term and long-term earnings.  Tax law changes are both difficult to predict and are beyond the Company’s control.  Changes in tax laws could affect the Company’s earnings as well as its customers’ financial positions, or both.  On December 22, 2017, the President signed into law the TCJA which, effective January 2018, reduced the corporate tax rate as well as adjusted tax rates, deductions and exemptions for individuals and businesses alike. While the reduction in the corporate tax rate could benefit the Company long-term, the Company took a one-time, non-cash charge of $8.1 million in the fourth quarter of 2017 as a result of the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.

Deferred tax assets are designed to reduce subsequent period’s income tax expense and arise, in part, as a result of net loss carry-overs, and other book accounting to tax accounting differences including the allowance for loan losses, stock-based compensation, and deferred compensation. Such items are recorded as assets when it is anticipated the tax consequences will be recorded in future periods. A valuation allowance is established against a deferred tax asset when it is unlikely the future tax effects will be realized. Significant judgment by management about matters that are by nature uncertain is required to record a deferred tax asset and establish a valuation allowance.

In evaluating the need for a valuation allowance, the Company estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. If future events differ significantly from our current forecasts, it may need to establish a valuation allowance against its net deferred tax assets, which would have a material adverse effect on its results of operations and financial condition. In addition, current portions of the net deferred tax assets relate to tax effected state net operating loss carry-forward, the utilization of which may be further limited in the event of certain material changes in the Company’s ownership.

In addition, changes in ownership could further limit the Company’s realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitation of Section 382 of the Internal Revenue Code. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carry-forwards and certain built-in losses recognized in years after the ownership change. The Company issued a significant amount of common stock in connection with the acquisition of Pulaski in 2016 and the acquisitions of First Community and Mid Illinois in 2017.  While the issuance of stock does not affect an ownership change under Section 382, it may make it more likely that an ownership change under Section 382 will occur in the future.  If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving its common stock, its ability to use net operating loss carry-forwards, tax credit carry-forwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382. The limitation may affect the amount of the Company’s deferred income tax asset and, depending on the limitation, a portion of its built-in losses.  Net operating loss carry-forwards or tax credit carry-forwards could expire before the Company would be able to use them. This could adversely affect the Company’s financial position, results of operations and cash flow.

Operational Risks

The Company relies on the integrity of its operating systems and employees, and those of third-parties and certain failures of such systems or error by employees or customers could materially and adversely affect the Company’s operations.

Communications and information systems are essential to conduct the Company’s business, as it uses such systems to manage customer transactions and relationships, the general ledger, and deposits, loans, and investments.  However, the computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems as operations are dependent upon the protection of computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, cybersecurity attacks, viruses and other disruptive problems caused by hackers.  The termination of a third party software license or service agreement on which any of these systems is based could also interrupt our operations.

In addition, the Company outsources certain processing functions to third-party providers.  If third-party providers encounter difficulties or if the Company has difficulty in communicating with them, the ability to adequately process and account for customer transactions may be affected and business operations may be adversely impacted.  If third-party providers are unable to meet service expectations, experience system or processing failure, or incur disruptions affecting operations, results could adversely impact the Company. Moreover, it may be difficult for the Company to replace third party vendors, particularly vendors providing core banking and information services, in a timely manner if they are unwilling or unable to provide the Company with these services in the future or for any reason and, even if the Company is able to replace them, it may be at higher cost or result in the loss of customers.  The Company follows certain due diligence procedures in reviewing and vetting its third-parties, however, it cannot control their actions.

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

Similarly, the Company is reliant upon its employees. Such dependencies create risks for potential losses resulting from employee errors, breakdowns in process or control, failures to properly execute change management, negligence, or a number of other factors outside the Company’s control.  The Company maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, customer or employee fraud and other disruptions which might impact its business. In addition, the Company’s Internal Audit department routinely reviews operations and high risk areas for error, deficient controls, and failure to adhere to policy.

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

Threats to security also exist in the processing of customer information through various other third-parties, their personnel, and their use of subcontractors.  Furthermore, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data.  Such cyber incidents may go undetected for a period of time.  An inability by our third-party providers to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, additional regulatory scrutiny or penalties or exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Penetration or circumvention of the Company’s security systems could result in serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers or employees, or damage to computers or systems of the Company and those of its customers and counterparties.  Such events could result in violations of applicable privacy and other laws, financial loss to the Company or its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure and harm to the Company’s reputation, all of which would adversely affect the Company.

These risks have increased for all financial institutions globally as new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Despite the Company’s efforts to prevent or limit the effects of potential threats, it is possible that the Company may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security-related attacks can originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, and other external parties, including parties sponsored by hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers. These risks may increase in the future as the Company increases its mobile payments, internet-based product offerings, and expand its internal usage of web-based products and applications.

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

Much of the Company’s success and growth has been influenced strongly by its ability to attract and retain management experienced in banking and financial services and familiar with the communities in its market areas. The Company’s ability to retain executive officers, current management teams, lending and retail banking officers, and administrative staff of its subsidiaries continues to be important to the successful implementation of its strategy.  In addition, the Company’s ability to retain key personnel at acquired financial institutions is vitally important to the Company’s strategy to grow through mergers and acquisitions.  Also critical is the Company’s ability to attract and retain qualified staff with the appropriate level of experience and knowledge about its market areas so as to implement its community-based operating strategy. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition, and results of operation.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

First Busey and Busey Bank’s headquarters are located at 100 West University Avenue, Champaign, Illinois. South Side Bank’s headquarters are located at 2119 Southwest Adams Street, Peoria, Illinois.  Busey Wealth Management’s headquarters are located at 201 West Main Street, Urbana, Illinois.  FirsTech’s headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. The Company also owns or leases other facilities, such as banking centers of the Banks, for business operations.

First Busey and its subsidiaries own or lease all of the real property and/or buildings on which each respective entity is located.  From time to time, the Company will initiate construction projects related to the Company’s facilities.  The Company considers its properties to be suitable and adequate for its present needs.

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

	2017		2016
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$31.91	$28.11	$21.02	$17.68
Second Quarter	$32.22	$27.78	$22.91	$19.00
Third Quarter	$31.60	$27.33	$24.02	$20.94
Fourth Quarter	$32.88	$29.04	$31.01	$21.80

During 2017 and 2016 First Busey declared cash dividends per share of common stock as follows:

	2017	2016
January	$0.18	$0.17
April	$0.18	$0.17
July	$0.18	$0.17
October	$0.18	$0.17

The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries.  See “Item 1. Business—Supervision, Regulation and Other Factors—Regulation and Supervision of Company—Dividend Payments and Regulation” and “Item 1. Business—Supervision, Regulation and Other Factors—Regulation and Supervision of the Banks—Dividend Payments” for further discussion of these matters.

As of February 28, 2018, First Busey Corporation had 48,691,633 shares of common stock outstanding held by 2,194 holders of record.  Additionally, there were an estimated 7,772 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  There were no purchases made by or on behalf of First Busey of its common stock shares during the quarter ended December 31, 2017.  At December 31, 2017, the Company had 333,334 shares that may still be purchased under the plan.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the SNL Midwest Bank Index for the five years ended December 31, 2017.

First Busey Corporation
Stock Price Performance

Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Busey Corporation	$100.00	$127.91	$148.37	$161.82	$249.24	$248.32
SNL Midwest Bank Index	100.00	136.91	148.84	151.10	201.89	216.95
Nasdaq Composite	100.00	140.12	160.79	171.98	187.23	242.73

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data (adjusted to reflect a reverse stock split of the Company’s common stock at a ratio of one-for-three (the “Reverse Stock Split”) which became effective on September 8, 2015) as of year-end and for each of the five years in the period ended December 31, 2017, have been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report (dollars in thousands, except per share data).

	2017	2016	2015	2014	2013
Balance Sheet Items
Securities available for sale	$878,060	$759,811	$834,838	$759,065	$841,310
Securities held to maturity	443,550	47,820	49,832	2,373	834
Loans held for sale	94,848	256,319	9,351	10,400	13,840
Portfolio loans	5,519,500	3,878,900	2,627,739	2,405,290	2,281,460
Allowance for loan losses	53,582	47,795	47,487	47,453	47,567
Total assets	7,860,640	5,425,170	3,998,976	3,665,607	3,539,575
Tangible assets(1)	7,552,567	5,303,894	3,966,034	3,638,234	3,509,318
Total deposits	6,125,965	4,374,298	3,289,106	2,900,848	2,869,138
Short-term debt(2)	524,566	264,157	172,972	198,893	172,348
Long-term debt	50,000	80,000	80,000	50,000	—
Senior notes, net of unamortized issuance costs	39,404	—	—	—	—
Subordinated notes, net of unamortized issuance costs	64,715	—	—	—	—
Junior subordinated debt owed to unconsolidated trusts	71,008	70,868	55,000	55,000	55,000
Stockholders’ equity	935,003	594,314	373,186	433,639	415,364
Common stockholders’ equity	935,003	594,314	373,186	360,975	342,700
Tangible common stockholders’ equity(3)	637,969	480,415	343,211	336,271	316,351
Results of Operations
Interest income	$224,302	$164,889	$118,022	$108,075	$108,696
Interest expense	20,936	10,229	6,207	6,499	8,631
Net interest income	203,366	154,660	111,815	101,576	100,065
Provision for loan losses	5,303	5,550	1,600	2,000	7,500
Net income available for common stockholders	62,726	49,694	38,306	32,047	25,093
Per Share Data
Diluted earnings	$1.45	$1.40	$1.32	$1.10	$0.86
Cash dividends	0.72	0.68	0.62	0.57	0.36
Book value(4)	19.21	15.54	13.01	12.47	11.84
Tangible book value(5)	12.88	12.37	11.86	11.52	10.80
Closing stock price	29.94	30.78	20.63	19.53	17.40
Other Information
Return on average assets	1.00%	1.00%	0.98%	0.91%	0.71%
Return on average common equity	8.48%	9.59%	10.41%	9.11%	7.39%
Net interest margin(6)	3.58%	3.42%	3.10%	3.15%	3.15%
Equity to assets ratio(7)	11.75%	10.42%	9.39%	9.94%	9.61%
Dividend payout ratio(8)	49.66%	48.57%	46.97%	51.82%	41.86%

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2017 and 2016 and results of operations for the years ended December 31, 2017, 2016, and 2015 of First Busey and its subsidiaries.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

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

Fair Value of Investment Securities. Securities are classified as held to maturity when First Busey has the ability and management has the intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. At December 31, 2017, First Busey held $443.6 million of securities classified as held to maturity and had no securities classified as trading at December 31, 2017.  Securities are classified as available for sale when First Busey determines it is possible the securities could be sold in the future due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  Securities classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss).  As of December 31, 2017, First Busey held $878.0 million of securities classified as available for sale.  For equity securities, fair value at the measurement date is determined by unadjusted quoted prices in active markets for identical assets.  For all other securities, fair value measurements from an independent pricing service are based on observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Realized securities gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of securities below their amortized cost are evaluated to determine whether they are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) will more likely than not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire decline in fair value as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The decline in fair value is separated into the amount of impairment related to the credit loss and the amount of impairment related to all other factors.  The amount of the impairment related to credit loss is recognized in earnings, and the amount of impairment related to all other factors is recognized in other comprehensive income (loss).

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Fair values are determined based on the definition of fair value defined in FASB Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurement as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. At the date of acquisition, when loans have evidence of credit deterioration since origination and it is probable that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. At each future reporting date, the Company re-estimates the expected cash flows of the loans. Subsequent decreases in the expected cash flows will generally result in a provision for loan losses. Subsequent increases in the expected cash flows will generally be offset against the allowance for loan losses to the extent an allowance has been established or will be recognized as interest income prospectively.

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the Consolidated Financial Statements and reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  A provision for loan losses is charged to current expense and acts to replenish the allowance for loan losses in order to maintain the allowance at a level that management deems adequate.  Acquired loans from business combinations with uncollected principal balances are carried net of a fair value adjustment for credit and interest rates.  These loans are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.

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

Executive Summary

Operating Results (dollars in thousands)

	Years Ended December 31,
	2017	2016
Net income by operating segment:
Banking	$65,704	$48,691
Remittance Processing	2,007	1,758
Wealth Management	6,229	4,388
Other	(11,214)	(5,143)
Net income	$62,726	$49,694

Operating Performance

The Company continued its steady earnings expansion with net income of $62.7 million, or $1.45 per diluted common share, compared to net income of $49.7 million, or $1.40 per diluted common share, for the year ended December 31, 2016.  2017 net income was impacted by a one-time, non-cash charge of $8.1 million in the fourth quarter of 2017, or $0.19 per diluted common share for the year, due to the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.  Adjusted net income(1) for 2017 was $75.7 million, or $1.75 per diluted common share.  ROA was 1.00% for the year ended December 31, 2017 and ROA based on adjusted net income(1) was 1.20% for the year ended December 31, 2017.  In addition to the Company’s organic growth, the year-end results benefitted from the acquisition of First Community, since the closing of the transaction on July 2, 2017, and Mid Illinois since the closing of the transaction on October 1, 2017.

The Company views certain non-operating items including, but not limited to, acquisition and restructuring charges and the tax adjustment related to the TCJA as adjustments to net income.  Non-operating adjustments for 2017 include $7.1 million of pre-tax acquisition costs; $0.8 million in pre-tax other restructuring costs, and $8.1 million related to the revaluation of the Company’s net deferred tax position as a result of TCJA.  The reconciliation of non-GAAP measures (including adjusted net income, adjusted efficiency ratio, adjusted ROA, tangible book value and tangible book value per share), which the Company believes facilitates the assessment of its banking operations and peer comparability, is included in tabular form in this Annual Report on Form 10-K in the Non-GAAP Financial Information.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 45.5% of the Company’s non-interest income for 2017, providing a balance to revenue from traditional banking activities.  Two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in these acquired bank markets is expected to provide attractive growth opportunities in future periods.

Positive momentum from new partnerships with talented bankers in St. Louis, Peoria and the Chicagoland area bring an expanding pool of business opportunities to generate value and diversity across new markets.  Our priorities continue to focus around balance sheet strength, profitability and growth, in that order.  Commercial loans remain a driver of balance sheet growth, while credit costs remain low.  Favorable mix changes continue to occur across our deposit base as our relationship model builds ongoing efficiency into funding sources. Net income in the banking, remittance processing and wealth management segments expanded on a comparative basis to the year ended December 31, 2016.  With our strong capital position, an attractive core funding base, a sound credit foundation, and an active growth plan, the Company is well poised for growth in 2018 and beyond.

(1) For a reconciliation of adjusted net income, a non-GAAP financial measure, see Non-GAAP Financial Information.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality remains strong.  The asset metrics below reflect post-combination results with each of First Community and Mid Illinois since the date of their respective acquisition.  As of December 31, 2017, the Company reported non-performing loans of $27.4 million compared to $21.6 million as of December 31, 2016.  Non-performing loans were 0.50% of total portfolio loans as of December 31, 2017 compared to 0.56% as of December 31, 2016.  With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period.  The key metrics are as follows (dollars in thousands):

	As of and for the Years Ended
	December 31,	December 31,
	2017	2016
Portfolio loans	$5,519,500	$3,878,900
Allowance for loan losses	53,582	47,795
Non-performing loans
Non-accrual loans	24,624	21,423
Loans 90+ days past due	2,741	131
Loans 30-89 days past due	12,897	4,090
Other non-performing assets	1,283	2,518
Allowance as a percentage of non-performing loans	195.80%	221.75%
Allowance for loan losses to portfolio loans	0.97%	1.23%

Results of Operation — Three Years Ended December 31, 2017

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

The following tables show our Consolidated Average Balance Sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates for the periods shown.  The tables also show, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and changes due to volume.  All average information is provided on a daily average basis.

Average Balance Sheets and Interest Rates (dollars in thousands)

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$132,464	$1,444	1.09%	$233,804	$1,093	0.47%	$237,819	$622	0.26%
Investment securities:
U.S. Government obligations	148,116	2,112	1.43%	185,855	2,143	1.15%	220,848	2,580	1.17%
Obligations of states and political subdivisions(1)	243,403	7,219	2.97%	212,559	6,102	2.87%	238,129	6,574	2.76%
Other securities	573,230	12,960	2.26%	439,470	9,397	2.14%	447,333	9,625	2.15%
Loans held for sale	119,936	4,479	3.73%	164,728	5,997	3.64%	14,131	703	4.97%
Portfolio loans(1), (2), (3)	4,567,259	199,744	4.37%	3,394,352	143,650	4.23%	2,518,328	100,100	3.97%
Total interest-earning assets(1), (4)	$5,784,408	$227,958	3.94%	$4,630,768	$168,382	3.64%	$3,676,588	$120,204	3.27%

Cash and due from banks	92,184			70,785			86,942
Premises and equipment	93,025			74,919			64,891
Allowance for loan losses	(50,924)			(47,294)			(47,756)
Other assets	375,412			244,735			140,838
Total assets	$6,294,105			$4,973,913			$3,921,503

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,103,245	$1,980	0.18%	$924,078	$810	0.09%	$769,530	$496	0.06%
Savings and money market deposits	1,729,492	3,805	0.22%	1,392,335	2,233	0.16%	1,180,881	1,673	0.14%
Time deposits	927,736	7,147	0.77%	721,124	4,022	0.56%	500,296	2,587	0.52%
Short-term borrowings:
Federal funds purchased and repurchase agreements	213,531	978	0.46%	181,644	393	0.22%	179,662	182	0.10%
Other(5)	84,201	1,096	1.30%	99,294	641	0.65%	14	6	42.86%
Long-term debt(6)	128,417	3,404	2.65%	80,000	220	0.28%	52,145	46	0.09%
Junior subordinated debt issued to unconsolidated trusts	70,922	2,526	3.56%	65,540	1,910	2.91%	55,000	1,217	2.21%
Total interest-bearing liabilities	$4,257,544	$20,936	0.49%	$3,464,015	$10,229	0.30%	$2,737,528	$6,207	0.23%

Net interest spread(1)			3.45%			3.34%			3.04%

Noninterest-bearing deposits	1,252,363			949,271			717,854
Other liabilities	44,373			42,375			28,168
Stockholders’ equity	739,825			518,252			437,953
Total liabilities and stockholders’ equity	$6,294,105			$4,973,913			$3,921,503

Interest income / earning assets(1)	$5,784,408	$227,958	3.94%	$4,630,768	$168,382	3.64%	$3,676,588	$120,204	3.27%
Interest expense / earning assets	$5,784,408	$20,936	0.36%	$4,630,768	$10,229	0.22%	$3,676,588	$6,207	0.17%
Net interest margin(1)		$207,022	3.58%		$158,153	3.42%		$113,997	3.10%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes loan fee (amortization) income of ($0.6) million, $3.0 million and $2.2 million for 2017, 2016 and 2015, respectively.

(4)Interest income includes a tax-equivalent adjustment of $3.7 million, $3.5 million and $2.2 million for 2017, 2016 and 2015, respectively.

(5)Includes FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(6)Includes FHLB long-term debt, senior notes and subordinated notes.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income (dollars in thousands):

	Years Ended December 31, 2017, 2016 and 2015
	Year 2017 vs. 2016 Change due to			Year 2016 vs. 2015 Change due to
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
Increase (decrease) in interest income:
Interest-bearing bank deposits and federal funds sold	$(630)	$981	$351	$(11)	$482	$471
Investment securities:
U.S. Government obligations	(483)	452	(31)	(404)	(33)	(437)
Obligations of state and political subdivisions	909	208	1,117	(727)	255	(472)
Other securities	2,998	565	3,563	(168)	(60)	(228)
Loans held for sale	(1,669)	151	(1,518)	5,532	(238)	5,294
Portfolio loans	88,186	(32,092)	56,094	36,720	6,830	43,550
Change in interest income	$89,311	$(29,735)	$59,576	$40,942	$7,236	$48,178

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$183	$987	$1,170	$112	$202	$314
Savings and money market deposits	574	998	$1,572	322	238	560
Time deposits	1,341	1,784	3,125	1,218	217	1,435
Short-term borrowings:
Federal funds purchased and repurchase agreements	79	506	585	2	209	211
Other	(110)	565	455	647	(12)	635
Long-term debt	208	2,976	3,184	35	139	174
Junior subordinated debt owed to unconsolidated trusts	166	450	616	261	432	693
Change in interest expense	$2,441	$8,266	$10,707	$2,597	$1,425	$4,022
Increase (decrease) in net interest income	$86,870	$(38,001)	$48,869	$38,345	$5,811	$44,156

Percentage increase in net interest income over prior period			30.9%			38.7%

Earning Assets, Sources of Funds, and Net Interest Margin

Total average interest-earning assets increased $1.2 billion, or 24.9%, to $5.8 billion in 2017, as compared to $4.6 billion in 2016. Total average interest-earning assets increased $954.2 million, or 26.0%, to $4.6 billion in 2016, as compared to $3.7 billion in 2015.  Average loans increased in 2017 due to the acquisitions of First Community and Mid Illinois, along with organic growth.  Average loans for the year ended December 31, 2016 were impacted by the acquisition of Pulaski.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities and our loan growth contributed to a positive effect on net interest margin.

Total average interest-bearing liability balances increased $793.5 million, or 22.9%, to $4.3 billion in 2017 as compared to $3.5 billion in 2016.  Total average interest-bearing liability balances increased $726.5 million, or 26.5%, to $3.5 billion in 2016, as compared to $2.7 billion in 2015.  Average noninterest-bearing deposits increased $303.1 million, or 31.9%, to $1.3 billion in 2017, as compared to $949.3 million in 2016.  Average noninterest-bearing deposits increased $231.4 million, or 32.2%, to $949.3 million in 2016, as compared to $717.9 million in 2015.  Average non-interest bearing deposits represented 25.0% of total average deposits in 2017.  The Company remains strongly core deposit funded with total average deposits in 2017 representing 90.3% of total average liabilities, with solid liquidity and significant market share in the communities we serve.

Interest income, on a tax-equivalent basis, increased $59.6 million, or 35.4%, to $228.0 million in 2017, from $168.4 million in 2016. Interest income, on a tax-equivalent basis, increased $48.2 million, or 40.1%, to $168.4 million in 2016, from $120.2 million in 2015. The interest income increase for both years related primarily to the increase in loan volumes.

Interest expense increased during 2017 by $10.7 million to $20.9 million from $10.2 million in 2016.  Interest expense increased during 2016 by $4.0 million to $10.2 million from $6.2 million in 2015.  The increase in 2017 was primarily the result of the increase in deposits and borrowings related to the 2017 acquisitions.  The increase in 2016 was primarily the result of the deposits and borrowings acquired from Pulaski.

Net interest income, on a tax-equivalent basis, increased $48.9 million, or 30.9%, in 2017 as compared to 2016.  Net interest income, on a tax-equivalent basis, increased $44.2 million, or 38.7%, in 2016 as compared to 2015.  The Federal Open Market Committee announced on March 15, 2017 that the federal funds rate increased from 0.75% to 1.00%, on June 15, 2017 that the federal funds rate increased from 1.00% to 1.25%, and on December 14, 2017 that the federal funds rate increased from 1.25% to 1.50%.  These increases in interest rates were modestly favorable to net interest income in 2017. Future federal funds rate increases could be favorable to net interest income; however, rising interest rates could also result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.58% in 2017, which included a tax-equivalent adjustment of $3.7 million, compared to 3.42% in 2016, which included a tax-equivalent adjustment of $3.5 million, and 3.10% in 2015, with a tax-equivalent adjustment of $2.2 million.  Net of purchase accounting accretion and amortization(2), the net interest margin for the year 2017 was 3.36%, an increase from 3.24% for the year 2016 and 3.07% for the year 2015.

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities was 3.45% in 2017 compared to 3.34% in 2016 and 3.04% in 2015, each on a tax-equivalent basis.

The quarterly net interest margins were as follows:

	2017	2016	2015
First Quarter	3.53%	3.10%	3.03%
Second Quarter	3.47%	3.32%	3.05%
Third Quarter	3.60%	3.51%	3.10%
Fourth Quarter	3.68%	3.63%	3.23%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

(2) For a reconciliation of net interest margin net of purchase accounting accretion and amortization, see Non-GAAP Financial Information.

Non-interest Income (dollars in thousands)

	As of December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Trust fees	$23,665	$20,302	$3,363	16.6%	$20,302	$20,363	$(61)	(0.3)%
Commissions and brokers’ fees, net	3,372	2,839	533	18.8%	2,839	3,096	(257)	(8.3)%
Remittance processing	11,427	11,255	172	1.5%	11,255	11,120	135	1.2%
Fees for customer services	25,841	23,253	2,588	11.1%	23,253	19,083	4,170	21.9%
Mortgage revenue	11,140	11,952	(812)	(6.8)%	11,952	7,165	4,787	66.8%
Security gains, net	1,143	1,232	(89)	(7.2)%	1,232	380	852	224.2%
Other income	7,886	4,336	3,550	81.9%	4,336	3,585	751	20.9%
Total non-interest income	$84,474	$75,169	$9,305	12.4%	$75,169	$64,792	$10,377	16.0%

Total non-interest income of $84.5 million increased $9.3 million from $75.2 million in 2016.  Total non-interest income of $75.2 million increased $10.4 million from $64.8 million in 2015.  The 2017 results were inclusive of First Community since July 2, 2017 and Mid Illinois since October 1, 2017.  The 2016 results were inclusive of Pulaski since April 30, 2016.

Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, increased to $27.0 million in 2017 compared to $23.1 million in 2016.  The 2017 increase was a result of new assets under care and market performance.  Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, of $23.1 million in 2016 decreased slightly from $23.5 million in 2015.  The 2016 decrease was primarily a result of market performance in the beginning of the year, as well as a reduction in retirement plan based revenue.  Two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in these acquired bank markets is expected to provide attractive growth opportunities in future periods.  Furthermore, the Company believes the boutique services offered by Trevett within its suite of wealth services broadens its business base and enhances its ability to further develop revenue sources. In addition, our professional farm management and brokerage services are entrusted to care and maximize value for landowners of prime farmland in Illinois.

Remittance processing revenue relates to our payment processing company, FirsTech.  Remittance processing revenue of $11.4 million in 2017 increased 1.5% compared to $11.3 million in 2016.  Remittance processing revenue of $11.3 million in 2016 increased 1.2% compared to $11.1 million in 2015.  The 2017 increase was due to growth in various remittance processes, including lockbox and continued growth in the online and mobile service revenues while the 2016 increase was primarily due to growth in online and mobile service revenues, with some offset to growth based on customers lost through consolidation with other companies in the normal course of business.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services were impacted by acquisition activity and increased to $25.8 million in 2017 as compared to $23.3 million in 2016, and as compared to $19.1 million in 2015.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Mortgage revenue of $11.1 million in 2017 decreased $0.8 million compared to $12.0 million in 2016 due to lower mortgage volumes.  Mortgage revenue of $12.0 million in 2016 increased $4.8 million compared to $7.2 million in 2015 principally from the additional mortgage activity contributed by the operations acquired from Pulaski.

Security gains, net, of $1.1 million in 2017 decreased slightly compared to $1.2 million in 2016.  Security gains, net, of $1.2 million in 2016 increased compared to $0.4 million in 2015.  Security gains, net, vary based on the Company’s decisions around selling securities.  In the first quarter of 2017, the Company sold 100% risk weighted investments and reinvested in 20% risk weighted investments at higher yields to produce higher future returns. The 2016 increase primarily related to a first quarter 2016 strategic bond trade that repositioned the investment portfolio to maintain future net interest margin strength and simultaneously elevated the current economic value to stockholders through non-interest income. The Company sold $31.1 million of seasoned To-Be-Announced eligible residential mortgage-backed securities to take advantage of a price floor phenomenon, with related gains of $1.1 million on the sale.  The sales proceeds were reinvested within normal investment parameters at similar yields to the securities sold.

Other income of $7.9 million in 2017 increased as compared to $4.3 million in 2016 and as compared to $3.6 million in 2015, across multiple revenue sources, including commercial loan sales gains, swap origination fee income, and fluctuations on private equity investments.

Non-interest Expense (dollars in thousands)

	As of December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Salaries, wages and employee benefits	$95,633	$78,397	$17,236	22.0%	$78,397	$63,516	$14,881	23.4%
Net occupancy expense of premises	13,830	11,633	2,197	18.9%	11,633	8,704	2,929	33.7%
Furniture and equipment expenses	7,089	6,591	498	7.6%	6,591	4,958	1,633	32.9%
Data processing	19,295	20,645	(1,350)	(6.5)%	20,645	12,940	7,705	59.5%
Amortization of intangible assets	5,245	4,438	807	18.2%	4,438	3,192	1,246	39.0%
Regulatory expense	2,535	2,859	(324)	(11.3)%	2,859	2,357	502	21.3%
Other expense	30,799	23,299	7,500	32.2%	23,299	19,638	3,661	18.6%
Total non-interest expense	$174,426	$147,862	$26,564	18.0%	$147,862	$115,305	$32,557	28.2%

Income taxes	$45,385	$26,723	$18,662	69.8%	$26,723	$20,696	$6,027	29.1%
Effective rate on income taxes	42.0%	35.0%			35.0%	34.7%

Efficiency ratio	58.3%	61.8%			61.8%	62.8%
Full-time equivalent employees as of period-end	1,347	1,295			1,295	795

Total non-interest expense of $174.4 million in 2017 increased by $26.5 million as compared to $147.9 million in 2016 and increased by $32.6 million in 2016 as compared to $115.3 million in 2015.  Pre-tax acquisition expenses of $7.1 million impacted 2017 while pre-tax acquisition expenses of $10.0 million impacted 2016.  We continue to examine all areas of the Company and remain focused on expense discipline.

Salaries, wages and employee benefits increased to $95.6 million in 2017 as compared to $78.4 million in 2016 and $63.5 million in 2015.  For 2017, the increase in salaries, wages and employee benefits was due to an increased number of employees resulting from the First Community and Mid Illinois acquisitions and $1.6 million in restructuring costs.  The 2016 increase over 2015 was primarily due to an increased number of employees resulting from the Pulaski acquisition and $2.6 million in restructuring costs.  By the end of 2017, full-time equivalent employees totaled 1,347, up from 1,295 at December 31, 2016 and 795 at December 31, 2015.

Combined net occupancy expense of premises and furniture and equipment expenses of $20.9 million in 2017 increased as compared to $18.2 million in 2016 and increased in 2016 as compared to $13.7 million in 2015.  Acquisitions in 2017 and 2016 have added a combined 35 banking centers.  The Company continues to evaluate its banking center network and the Company has determined five banking centers will be closed in the first quarter of 2018.

Data processing expense decreased 6.5% in 2017 to $19.3 million as compared to $20.6 million in 2016 and increased 59.5% in 2016 as compared to $12.9 million in 2015.  Variances are largely related to payment of deconversion expenses related to acquisitions.

Amortization of intangible assets increased in 2017 to $5.2 million as compared to $4.4 million in 2016 as a result of the First Community and Mid Illinois acquisitions.  Amortization of intangible assets increased in 2016 to $4.4 million as compared to $3.2 million in 2015 as a result of the Pulaski acquisition.

Regulatory expense decreased 11.3% in 2017 to $2.5 million as compared to $2.9 million in 2016. Regulatory expense increased 21.3% in 2016 to $2.9 million as compared to $2.4 million in 2015.

Other expense of $30.8 million in 2017 increased $7.5 million as compared to $23.3 million in 2016 and increased $3.7 million in 2016 as compared to $19.6 million in 2015.  Variances are across multiple expense categories, including professional and legal fees around acquisitions.

The effective rate on income taxes, or income taxes divided by income before taxes, was 42.0%, 35.0% and 34.7% for the years ended December 31, 2017, 2016 and 2015, respectively.  The 2017 rate was impacted by a one-time, non-cash charge of $8.1 million, due to the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.

In general and not including the 2017 TCJA impact, rates were lower than the combined federal and state statutory rate of approximately 40% in 2017, 2016 and 2015 due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%, which will have a negative impact on the Company’s tax expense in future periods.   Effective January 1, 2018 in connection with the TCJA, the corporate federal tax rate was reduced from 35.0% to 21.0%, which will have a positive impact on the Company’s tax expense in future periods.

The efficiency ratio represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2017 to 58.3% as compared to 61.8% in 2016 and 62.8% in 2015.  Operating costs have been influenced by acquisitions and the adjusted efficiency ratio(3), excluding the impact of such acquisition costs among other items, was 55.6% for the year ended December 31, 2017.  While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years.  We will continue to examine appropriate avenues to improve efficiency.

Balance Sheet

Significant Balance Sheet Items (dollars in thousands)

	December 31, 2017	December 31, 2016	$ Change	% Change
Assets
Securities available for sale	$878,060	$759,811	$118,249	15.6%
Securities held to maturity	443,550	47,820	395,730	827.5%
Loans held for sale	94,848	256,319	(161,471)	(63.0)%
Portfolio loans, net	5,465,918	3,831,105	1,634,813	42.7%

Total assets	$7,860,640	$5,425,170	$2,435,470	44.9%

Liabilities
Deposits:
Noninterest-bearing	$1,597,421	$1,134,133	$463,288	40.8%
Interest-bearing	4,528,544	3,240,165	1,288,379	39.8%
Total deposits	$6,125,965	$4,374,298	$1,751,667	40.0%

Securities sold under agreements to repurchase	$304,566	$189,157	$115,409	61.0%
Short-term borrowings	220,000	75,000	145,000	193.3%
Long-term debt	50,000	80,000	(30,000)	(37.5)%
Senior notes, net of unamortized issuance costs	39,404	—	39,404	100%
Subordinated notes, net of unamortized issuance costs	64,715	—	64,715	100%
Junior subordinated debt owed to unconsolidated trusts	71,008	70,868	140	0.2%

Total liabilities	$6,925,637	$4,830,856	$2,094,781	43.4%

Stockholders’ equity	$935,003	$594,314	$340,689	57.3%

(3) For a reconciliation of adjusted efficiency ratio, a non-GAAP financial measure, see Non-GAAP Financial Information.

Investment Securities

The Company has classified the majority of its investment securities as available for sale.  Securities available for sale are carried at fair value.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  As of December 31, 2017, the fair value of securities available for sale was $878.1 million and the amortized cost was $882.8 million.  There were $1.9 million of gross unrealized gains and $6.7 million of gross unrealized losses for a net unrealized loss of $4.8 million.  The net unrealized loss, net of tax, has been included in stockholders’ equity.  As of December 31, 2017, the amortized cost of securities held to maturity was $443.6 million and the fair value was $441.1 million.

The composition of securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2017	2016	2015	2014	2013
U.S. Treasury securities	$60,348	$74,944	$65,191	$50,606	$102,640
Obligations of U.S. government corporations and agencies	103,665	79,127	132,605	167,010	257,411
Obligations of states and political subdivisions	280,199	154,938	178,612	220,161	272,152
Residential mortgage-backed securities	397,436	302,249	307,549	235,636	177,735
Corporate debt securities	31,034	143,343	148,805	79,307	25,506
Mutual funds and other equity securities	5,378	5,210	2,076	6,345	5,866
Fair value of securities available for sale	$878,060	$759,811	$834,838	$759,065	$841,310
Amortized cost	$882,837	$759,751	$830,935	$749,364	$833,735
Fair value as a percentage of amortized cost	99.46%	100.01%	100.47%	101.29%	100.91%

The composition of securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2017	2016	2015	2014	2013
Obligations of states and political subdivisions	41,464	44,295	49,250	1,371	831
Commercial mortgage-backed securities	60,218	3,388	1,021	1,054	—
Residential mortgage-backed securities	339,370	—	—	—	—
Fair value of securities held to maturity	$441,052	$47,683	$50,271	$2,425	$831
Amortized cost	$443,550	$47,820	$49,832	$2,373	$834
Fair value as a percentage of amortized cost	99.44%	99.71%	100.88%	102.19%	99.64%

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $638.2 million, or 48.4% of total securities, and $547.2 million, or 67.8% of total securities, at December 31, 2017 and 2016, respectively.

The maturities, fair values and weighted average yields of securities available for sale and held to maturity as of December 31, 2017 were (dollars in thousands):

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Available for sale(1) (2)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)
U.S. Treasury securities	$14,934	1.44%	$45,340	1.70%	$74	2.00%	$—	—%
Obligations of U.S. government corporations and agencies	15,117	1.31%	72,218	1.50%	16,330	2.11%	—	—%
Obligations of states and political subdivisions(4)	49,670	2.58%	107,519	2.54%	83,036	3.28%	39,974	3.52%
Residential mortgage-backed securities	182	1.48%	4,663	3.27%	74,658	2.34%	317,933	2.27%
Corporate debt securities	782	4.72%	24,808	2.67%	5,444	3.84%	—	—%
Total	$80,685	2.15%	$254,548	2.12%	$179,542	2.80%	$357,907	2.41%

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Held to maturity(1)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)	Fair Value	Weighted Average Yield(3)
Obligations of states and political subdivisions(4)	$4,410	2.20%	$20,073	2.82%	$15,092	3.25%	$1,889	3.29%
Commercial mortgage-backed securities	—	—%	41,428	2.19%	18,790	2.63%	—	—%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	339,370	2.55%
Total	$4,410	2.20%	$61,501	2.40%	$33,882	2.91%	$341,259	2.56%

(1) Securities are presented based upon final contractual maturity or pre-refunded date.

(2) Excludes mutual funds and other equity securities.

(3) Securities with floating rates are assumed to remain constant at their rates as of December 31, 2017.

(4) Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 35%.

We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  As of December 31, 2017, the Company did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of the Company’s total stockholders’ equity.

Loans Held for Sale

Loans held for sale totaled $94.8 million and $256.3 million at December 31, 2017 and 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower mortgage volumes and increased delivery efficiency.  During the fourth quarter of 2017, the Company closed on an agreement with MB Financial Bank to transfer approximately 165 residential mortgage lenders and their associated loan portfolios located in Kansas, Missouri, Nebraska, Iowa and Colorado, which the Company acquired in the Pulaski acquisition.  The sale resulted in a net gain of $0.9 million, partially mitigating the lower mortgage volumes experienced during the transition. Mortgage lending continues to remain an important part of the Company’s business. This transaction aligned the Company’s mortgage origination resources to its current market footprint.

Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

The composition of our portfolio loans as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2017	2016	2015	2014	2013
Commercial	$1,414,631	$959,888	$656,576	$601,760	$580,612
Commercial real estate	2,354,684	1,654,164	1,208,429	1,104,151	1,092,273
Real estate construction	261,506	182,078	96,568	107,054	78,855
Retail real estate	1,460,801	1,069,060	651,191	582,073	520,653
Retail other	27,878	13,710	14,975	10,252	9,067
Portfolio loans	$5,519,500	$3,878,900	$2,627,739	$2,405,290	$2,281,460

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	December 31, 2017
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$974,392	$378,424	$19,005	$42,810	$1,414,631
Commercial real estate	1,505,819	547,200	147,360	154,305	2,354,684
Real estate construction	87,084	74,662	26,209	73,551	261,506
Retail real estate	835,287	509,500	98,112	17,902	1,460,801
Retail other	26,230	685	961	2	27,878
Portfolio loans	$3,428,812	$1,510,471	$291,647	$288,570	$5,519,500

Less allowance for loan losses					53,582
Net portfolio loans					$5,465,918

	December 31, 2016
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$565,853	$346,204	$19,207	$28,624	$959,888
Commercial real estate	878,018	470,126	150,940	155,080	1,654,164
Real estate construction	53,142	71,430	12,789	44,717	182,078
Retail real estate	479,026	468,212	105,620	16,202	1,069,060
Retail other	12,250	565	895	—	13,710
Portfolio loans	$1,988,289	$1,356,537	$289,451	$244,623	$3,878,900

Less allowance for loan losses					47,795
Net portfolio loans					$3,831,105

Portfolio loans increased $1.6 billion, or 42.3%, as of December 31, 2017 compared to December 31, 2016 as a result of the First Community and Mid Illinois acquisitions and organic growth.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $1.2 billion from December 31, 2016.  Retail real estate and retail other loans increased $405.9 million from December 31, 2016.  Busey Bank saw growth in its Missouri and Indiana markets where active growth efforts are underway.

Commitments to extend credit and standby letters of credit totaled $1.3 billion and $895.2 million as of December 31, 2017 and 2016, respectively.

Relationship banking, rather than transactional banking, remains a focus for the Company.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

The following table sets forth remaining maturities of selected loans (excluding loan accretion and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2017 (dollars in thousands):

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial	$772,868	$498,896	$146,014	$1,417,778
Commercial real estate	567,005	1,367,383	433,934	2,368,322
Real estate construction	186,335	50,051	26,201	262,587
Total	$1,526,208	$1,916,330	$606,149	$4,048,687

Interest rate sensitivity of selected loans
Fixed rate	$851,506	$1,607,221	$569,435	$3,028,162
Adjustable rate	674,702	309,109	36,714	1,020,525
Total	$1,526,208	$1,916,330	$606,149	$4,048,687

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses (dollars in thousands):

	Years ended December 31,
	2017	2016	2015	2014	2013
Average portfolio loans outstanding during period	$4,567,259	$3,394,352	$2,518,328	$2,290,441	$2,105,769
Allowance for loan losses:
Balance at beginning of period	$47,795	$47,487	$47,453	$47,567	$48,012

Loans charged-off:
Commercial	$(994)	$(6,598)	$(1,333)	$(1,990)	$(964)
Commercial real estate	(1,965)	(470)	(1,462)	(1,173)	(3,904)
Real estate construction	(48)	(24)	—	(726)	(1,268)
Retail real estate	(2,691)	(2,106)	(1,534)	(3,052)	(4,015)
Retail other	(541)	(458)	(365)	(430)	(518)
Total charge-offs	$(6,239)	$(9,656)	$(4,694)	$(7,371)	$(10,669)
Recoveries:
Commercial	$3,561	$1,266	$391	$410	$213
Commercial real estate	716	123	1,491	2,379	563
Real estate construction	458	441	284	1,612	706
Retail real estate	1,563	2,317	729	644	875
Retail other	425	267	233	212	367
Total recoveries	$6,723	$4,414	$3,128	$5,257	$2,724
Net loan recoveries (charge-offs)	$484	$(5,242)	$(1,566)	$(2,114)	$(7,945)
Provision for loan losses	$5,303	$5,550	$1,600	$2,000	$7,500
Balance at end of period	$53,582	$47,795	$47,487	$47,453	$47,567
Ratios:
Net (recoveries) charge-offs to average portfolio loans	(0.01)%	0.15%	0.06%	0.09%	0.38%
Allowance for loan losses to portfolio loans at period end	0.97%	1.23%	1.81%	1.97%	2.08%

Our allowance for loan losses was $53.6 million, or 1.0% of portfolio loans, and $47.8 million, or 1.2% of portfolio loans, at December 31, 2017 and 2016, respectively.  As a result of acquisitions, the Company is holding $1.8 billion of acquired loans that are carried net of a fair value adjustment of $23.6 million for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated (dollars in thousands):

	2017		2016		2015		2014		2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial	$14,779	25.6%	$13,303	24.7%	$13,115	24.9%	$10,041	24.9%	$10,378	25.3%
Commercial real estate	21,813	42.7%	20,623	42.6%	18,604	45.8%	20,639	45.8%	22,112	47.6%
Real estate construction	2,861	4.7%	1,870	4.7%	1,763	3.6%	2,795	4.4%	3,708	3.4%
Retail real estate	13,783	26.5%	11,648	27.6%	13,714	25.1%	13,662	24.5%	11,149	23.3%
Retail other	346	0.5%	351	0.4%	291	0.6%	316	0.4%	220	0.4%
Total	$53,582	100.0%	$47,795	100.0%	$47,487	100.0%	$47,453	100.0%	$47,567	100.0%

As of December 31, 2017, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses was $5.3 million in 2017, $5.6 million in 2016 and $1.6 million in 2015.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.   However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

Typically, loans are collateral dependent. When a collateral dependent loan is classified as non-accrual it is charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell.  Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each year indicated (dollars in thousands):

	2017	2016	2015	2014	2013
Non-accrual loans	$24,624	$21,423	$12,748	$9,000	$17,164
Loans 90+ days past due and still accruing	2,741	131	15	10	195
Total non-performing loans	$27,365	$21,554	$12,763	$9,010	$17,359

Repossessed assets	$1,282	$2,517	$779	$—	$1,732
Other assets acquired in satisfaction of debts previously contracted	1	1	4	216	401
Total other real estate owned (“OREO”)	$1,283	$2,518	$783	$216	$2,133

Total non-performing loans and OREO	$28,648	$24,072	$13,546	$9,226	$19,492
Non-performing loans to portfolio loans, before allowance for loan losses	0.50%	0.56%	0.49%	0.37%	0.76%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.52%	0.62%	0.52%	0.38%	0.85%
Performing restructured loans not included above	$9,981	$10,652	$8,830	$11,866	$11,891

Total non-performing loans and OREO were $28.6 million at December 31, 2017, compared to $24.1 million at December 31, 2016.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $70.4 million at December 31, 2017, compared to $50.2 million at December 31, 2016.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2017, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.

Deposits

Deposit balances increased as a result of the First Community and Mid Illinois acquisitions.  As we continue to focus on deepening our relationship value with customers, we expect to foster deposit growth.  As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 25.0% for the year ended December 31, 2017, from 23.8% for the year ended December 31, 2016, and 22.7% for the year ended December 31, 2015 (dollars in thousands):

	Years Ended December 31,
	2017			2016			2015
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Demand deposits, noninterest- bearing	$1,252,363	25.0%	0.00%	$949,271	23.8%	0.00%	$717,854	22.7%	0.00%
Interest-bearing transaction deposits	1,103,245	22.0%	0.18%	924,078	23.2%	0.09%	769,530	24.3%	0.06%
Saving deposits and money market deposits	1,729,492	34.5%	0.22%	1,392,335	34.9%	0.16%	1,180,881	37.2%	0.14%
Time deposits	927,736	18.5%	0.77%	721,124	18.1%	0.56%	500,296	15.8%	0.52%
Total	$5,012,836	100.0%	0.26%	$3,986,808	100.0%	0.18%	$3,168,561	100.0%	0.15%

Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily.  Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On May 5, 2017, the Company entered into an amendment to a credit agreement with a correspondent bank to extend a revolving loan facility to the Company in the maximum principal amount of $40.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of April 30, 2018.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on December 31, 2017 and 2016.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31, 2017	December 31, 2016	December 31, 2015
Securities sold under agreements to repurchase
Balance at end of period	$304,566	$189,157	$172,972
Weighted average interest rate at end of period	0.57%	0.30%	0.18%
Maximum outstanding at any month end in year-to-date period	$304,566	$216,293	$202,376
Average daily balance for the year-to-date period	$213,527	$181,474	$179,662
Weighted average interest rate during period(1)	0.46%	0.22%	0.10%

Short-term borrowings, FHLB advances
Balance at end of period	$220,000	$75,000	$—
Weighted average interest rate at end of period	1.42%	0.63%	—%
Maximum outstanding at any month end in year-to-date period	$234,600	$236,700	$—
Average daily balance for the year-to-date period	$84,201	$96,698	$—
Weighted average interest rate during period(1)	1.20%	0.53%	—%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—	$—
Weighted average interest rate at end of period	—%	—%	—%
Maximum outstanding at any month end in year-to-date period	$—	$10,000	$—
Average daily balance for the year-to-date period	$—	$2,596	$—
Weighted average interest rate during period(1) (2)	—%	4.78%	—%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

(2)Includes interest and non-usage fee.

Long-term debt includes funds borrowed from the FHLB and totaled $50.0 million and $80.0 million at December 31, 2017 and 2016, respectively.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds to be used for general corporate purposes.

In relation to the First Community acquisition, the Company assumed $15.3 million in subordinated debt, of which $9.8 million was simultaneously redeemed.  The remaining $5.5 million was issued on September 30, 2013, matures on September 30, 2021 and bears interest payable quarterly, at an annual interest rate of 8.625%.  Beginning on September 30, 2018, the Company may, at its option, redeem the subordinated debt at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest.  A $0.3 million purchase accounting premium was recorded on the remaining subordinated debt.

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

Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash and due from banks	$92,184	$70,785	$86,942
Interest-bearing bank deposits	130,805	232,460	237,819
Federal funds sold	1,659	1,344	—
Total	$224,648	$304,589	$324,761
Percent of average total assets	3.6%	6.1%	8.3%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve or brokered deposits.

As of December 31, 2017, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, Illinois state-chartered banks such as Busey Bank and South Side Bank may not pay dividends in excess of their net profits.  Because Busey Bank has been in an accumulated deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2017.  The Company expects to seek regulatory approval for additional capital distributions from Busey Bank in future periods until such time as Busey Bank is no longer in an accumulated deficit position.  South Side Bank had positive retained earnings and is able to pay dividends to the Company prior to the bank merger.

Off-Balance-Sheet Arrangements

The Banks routinely enter into commitments to extend credit and standby letters of credit in the normal course of their businesses.  As of December 31, 2017 and 2016, we had outstanding loan commitments and standby letters of credit of $1.3 billion and $895.2 million, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2017 (dollars in thousands):

			Junior
			Subordinated		Senior and
			Debt Owed to		Subordinated Notes,
	Certificates of	Operating	Unconsolidated	Long-term	net of unamortized
	Deposit	Leases	Trusts	Debt	issuance costs	Total
2018	$915,514	$1,817	$—	$—	$—	$917,331
2019	271,023	1,503	—	20,000	—	292,526
2020	63,931	1,306	—	—	—	65,237
2021	37,949	825	—	18,000	5,670	62,444
2022	47,734	640	—	—	39,404	99,778
Thereafter	11	1,540	71,008	12,000	59,045	131,604
Total	$1,336,162	$7,631	$71,008	$50,000	$104,119	$1,568,920

Commitments to extend credit and standby letters of credit						$1,337,525

Cash Flows

Net cash flows provided by operating activities totaled $253.4 million in 2017 compared to cash flows used in operating activities of $20.9 million in 2016 and compared to cash flows provided by operating activities of $61.5 million in 2015. Significant items affecting the cash flows provided by operating activities include net income, depreciation, amortization expenses, the provision for loan losses, deferred income taxes, gain on sales of mortgage loans, net of origination costs and activities related to the origination and sales of loans held for sale. Net cash provided in loan originations was $205.9 million in 2017, compared to cash used in loan originations of $54.8 million in 2016 and compared to cash provided by loan originations of $8.6 million in 2015. Fluctuations in sales are also a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash used in investing activities was $293.9 million in 2017, compared to cash provided by investment activities of $149.7 million in 2016 and compared to cash used by investment activities of $134.2 million in 2015. Significant items affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios and cash received in acquisitions.  The Company experienced a net increase in loans of $169.2 million in 2017, $1.3 million in 2016, excluding acquired loans and $118.4 million in 2015.

Net cash provided by financing activities totaled $227.1 million in 2017, compared to cash used in financing activities of $281.4 million in 2016 and compared to cash provided by financial activities of $52.6 million in 2015. Significant items affecting cash flows from financing activities are debt issuance, deposits, short-term borrowings, long-term debt, payment of dividends and proceeds and redemption from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $111.8 million in 2017, excluding acquired deposits, compared to a decrease of $142.1 million in 2016, excluding acquired deposits, compared to an increase of $146.4 million in 2015. Securities sold under agreements to repurchase increased $28.9 million in 2017, but decrease $6.7 million in 2016 and $25.9 million in 2015.  In 2015, the Company redeemed all of the 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) that had been issued to the Treasury pursuant to the Small Business Lending Fund (“SBLF”) program.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2017, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 9.25%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.25%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 5.75% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of December 31, 2017, First Busey had a total capital to total risk-weighted asset ratio of 14.15%, a Tier 1 capital to risk-weighted asset ratio of 12.14%, Common Equity Tier 1 capital to risk-weighted asset ratio of 10.90% and a Tier 1 leverage ratio of 9.78%; Busey Bank had ratios of 12.78%, 11.82%, 11.82% and 9.80%, respectively; and South Side Bank had ratios of 22.61%, 22.55%, 22.55% and 12.75%, respectively.

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

CPP Warrant

In connection with the Company’s participation in the Capital Purchase Program (“CPP”), the Company issued to Treasury a warrant to purchase 382,555 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 191,278.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2017, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Accounting Standards Update (“ASU”) 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” was issued in February 2018. ASU 2018-02 allows companies to make a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the TCJA.  The Company will adopt this guidance in the first quarter of 2018 with no impact on total stockholders’ equity or net income.  Information relating to accounting pronouncements issued and applicable to the Company in 2017 appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

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

First Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions to attempt to structure the Consolidated Balance Sheets to ensure stable net interest income despite potential changes in interest rates.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one time horizon and a year-two time horizon, and net interest income is calculated under current market rates and then assuming permanent instantaneous shifts of +/-100, +200, +300 and +400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at the measurement date balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment.

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows (As of December 31, 2016, due to the interest rate environment, a downward adjustment in federal fund rates was not meaningful):

	Year-One: Basis Point Changes
	-100	+100	+200	+300	+400

December 31, 2017	0.34%	(0.72)%	(1.61)%	(2.56)%	(3.52)%

December 31, 2016	NA	(0.29)%	(1.20)%	(2.42)%	(3.86)%

	Year-Two: Basis Point Changes
	-100	+100	+200	+300	+400

December 31, 2017	(2.65)%	1.53%	2.91%	4.14%	5.22%

December 31, 2016	NA	2.17%	3.12%	3.63%	3.56%

Interest rate risk is monitored and managed within approved policy limits.  The calculation of potential effects of hypothetical interest rate changes is based on numerous assumptions and should not be relied upon as indicative of actual results.  Actual results will likely differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements are presented beginning on page 70, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of December 31, 2017, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  As permitted, management excluded from its assessment of internal control over financial reporting South Side Bank which was acquired on October 1, 2017 and accounted for approximately 9 percent of consolidated total assets and 3 percent of net income as of the year ended December 31, 2017.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited First Busey Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded South Side Trust & Savings Bank of Peoria from its assessment of internal control over financial reporting as of December 31, 2017, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2017. We have also excluded South Side Trust & Savings Bank of Peoria from our audit of internal control over financial reporting. South Side Trust & Savings Bank of Peoria is a wholly owned subsidiary whose total assets and net income represent approximately 9 percent and 3 percent, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2017.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Financial Statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Champaign, Illinois

February 28, 2018

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this Item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2017. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 17. Share-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(2)	921,176	(3)	$16.97	1,297,666	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total	921,176		$16.97	1,297,666

(1)The weighted average exercise price only relates to 213,428 stock options.

(2)Includes outstanding awards under the First Busey Corporation 2010 Equity Incentive Plan, as amended, the First Busey Corporation 2004 Stock Option Plan, the Pulaski Financial Corp. 2006 Long-Term Incentive Plan, the Pulaski Financial Corp. 2002 Stock Option Plan, the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.

(3)Includes 103,963 stock options with a weighted average exercise price of $21.51 assumed in connection with the acquisition of First Community Financial Partners, Inc. and 74,465 stock options with a weighted average exercise price of $10.15 assumed in the acquisition of Pulaski Financial Corporation.

(4)Includes 895,253 shares reserved under the First Busey Corporation 2010 Equity Incentive Plan, 90,502 shares reserved under the First Busey Corporation Employee Stock Purchase Plan and 311,911 shares reserved under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Date: February 28, 2018

FIRST BUSEY CORPORATION
	BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer
(Principal Executive Officer)

	BY	/s/ ROBIN N. ELLIOTT
Robin N. Elliott
Chief Financial Officer
(Principal Financial Officer)

	BY	/s/ JENNIFER L. SIMONS
Jennifer L. Simons
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director	February 28, 2018
Van A. Dukeman	(Principal Executive Officer)

/s/ ROBIN N. ELLIOTT	Chief Financial Officer	February 28, 2018
Robin N. Elliott	(Principal Financial Officer)

/s/ JENNIFER L. SIMONS	Chief Accounting Officer	February 28, 2018
Jennifer L. Simons	(Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Chairman	February 28, 2018
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director	February 28, 2018
Joseph M. Ambrose

/s/ GEORGE BARR	Director	February 28, 2018
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 28, 2018
Stanley J. Bradshaw

/s/ DAVID J. DOWNEY	Director	February 28, 2018
David J. Downey

/s/ STEPHEN V. KING	Director	February 28, 2018
Stephen V. King

/s/ E. PHILLIPS KNOX	Director	February 28, 2018
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director	February 28, 2018
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director	February 28, 2018
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director	February 28, 2018
George T. Shapland

/s/ THOMAS G. SLOAN	Director	February 28, 2018
Thomas G. Sloan

/s/ JON D. STEWART	Director	February 28, 2018
Jon D. Stewart

/s/ PHYLLIS M. WISE	Director	February 28, 2018
Phyllis M. Wise

Exhibit Index

Exhibit Number	Description of Exhibit

2.1**

Agreement and Plan of Merger by and between First Busey Corporation and First Community Financial Partners, Inc., dated February 6, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on February 6, 2017 (Commission No. 0-15950) and incorporated herein by reference)

2.2**

Agreement and Plan of Merger by and between First Busey Corporation and Mid Illinois Bancorp, Inc., dated March 13, 2017 (filed as Exhibit 2.1 to the Company’s Form 8-K dated filed with the Commission on March 13, 2017 (Commission No. 0-15950) and incorporated herein by reference)

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv)  the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015, (filed as Exhibit 3.1 to First Busey’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on November 6, 2015 (Commission No. 0-15950), and incorporated herein by reference)

3.2

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission No. 0-15950), and incorporated herein by reference)

4.1

Certain instruments defining the rights of holders of long-term debt of the First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits.  First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1†	First Busey Corporation Profit Sharing Plan and Trust (filed herewith)

*10.2†	First Busey Corporation Employee Stock Ownership Plan (filed herewith)

10.3†

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission No. 0-15950), and incorporated herein by reference)

10.4†

Employment agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 0-15950), and incorporated by reference herein)

10.5†

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman, dated December 26, 2001 (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002 (Commission No. 000-30031), and incorporated by reference herein)

10.6†

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.7†

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.8†

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.9†

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.10†

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.11†

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.12

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Warrant to Purchase Common Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission No. 0-15950), and incorporated herein by reference)

10.13†

Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.14†

Employment agreement by and between Main Street Trust, Inc. and Christopher M. Shroyer, dated July 31, 2007 (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.15†

Christopher M. Shroyer First Amendment to Employment Agreement, dated December 23, 2008 (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.16†

Employment agreement by and between Main Street Trust, Inc. and Robert F. Plecki, dated July 30, 2007 (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.17†

Robert F. Plecki First Amendment to Employment Agreement, dated December 16, 2008 (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.18†

First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Appendix C to First Busey’s definitive proxy statement filed with the Commission on April 17, 2015 (Commission No. 0-15950). and incorporated herein by reference)

10.19†

Employment Agreement by and among First Busey Corporation, Busey Bank and John J. Powers, dated January 1, 2012 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 9, 2013 (Commission No. 0-15950), and incorporated herein by reference)

10.20†

Employment Agreement by and among First Busey Corporation, Busey Bank and Robin Elliott, dated February 1, 2014 (filed as Exhibit 10.1 to Form 8-K dated May 22, 2014, filed with the Commission on May 27, 2014 (Commission No. 0-15950), and incorporated herein by reference)

10.21†

Employment Agreement by and among First Busey Corporation, FirsTech, Inc. and Howard Mooney, dated February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.22

Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of November 20, 2015 (filed as Exhibit 10.1 to Form 8-K dated November 20, 2015, filed with the Commission on November 25, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.23†

Employment Agreement by and among First Busey Corporation, Busey Bank and Curt Anderson, dated February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 8, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.24†

Employment Agreement by and among First Busey Corporation, Busey Bank and Amy Randolph, dated April 1, 2014 (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 8, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.25

Amendment No. 1 to Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of November 18, 2016 (filed as Exhibit 10.1 to Form 8-K dated November 18, 2016, filed with the Commission on November 22, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.26†

First Busey Corporation Executive Deferred Compensation Plan (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

*10.27†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed herewith)

10.28†

First Busey Corporation Employee Stock Purchase Plan (filed as Exhibit 4.2 to First Busey’s Form S-8 filed with the Commission on June 22, 2010 (Commission No. 333-167683), and incorporated herein by reference)

10.29†

Pulaski Financial Corp. 2002 Stock Option Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 17, 2001 (Commission No. 000-24571), and incorporated herein by reference)

10.30†

Pulaski Financial Corp. 2006 Long-Term Incentive Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 30, 2005 (Commission No. 000-24571), and incorporated herein by reference)

10.31†

John J. Powers Amendment to Employment Agreement, dated February 24, 2015 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2017, filed with the Commission on May 9, 2017 (Commission No. 0-15950), and incorporated herein by reference)

10.32

Amendment No. 2 to Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of May 5, 2017 (filed as Exhibit 10.2 to Form 10-Q dated March 31, 2017, filed with the Commission on May 9, 2017 (Commission No. 0-15950), and incorporated herein by reference)

10.33†

First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.11 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041) and incorporated herein by reference)

10.34†

First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.12 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041) and incorporated herein by reference)

10.35†

Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.8 to First Community’s Form 10-K for the year ended December 31, 2015, filed with the Commission on March 14, 2016 (Commission No. 001-37505) and incorporated herein by reference)

*10.36†	Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed herewith)

10.37†

First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.4 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

*10.38†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed herewith)

10.39†

Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.7 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.40†

Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.8 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

*10.41†	Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed herewith)

*21.1	List of Subsidiaries of First Busey Corporation

*23.1	Consent of RSM US LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** First Busey has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. First Busey hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

† Management contract or compensatory plan

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of First Busey Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2017, and the related notes to the Consolidated Financial Statements (collectively referred to as the “Financial Statements”). In our opinion, the Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), First Busey Corporation and subsidiaries internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Financial Statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Financial Statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

/S/RSM US LLP

We or our predecessor firms have served as the Company’s auditor since at least 1980.

Champaign, Illinois

February 28, 2018

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
	(dollars in thousands)
Assets
Cash and cash equivalents (interest-bearing 2017 $234,889; 2016 $75,006)	$353,272	$166,706
Securities available for sale, at fair value	878,060	759,811
Securities held to maturity, at amortized cost	443,550	47,820
Loans held for sale	94,848	256,319
Portfolio loans (net of allowance for loan losses 2017 $53,582; 2016 $47,795)	5,465,918	3,831,105
Premises and equipment, net	116,913	77,861
Goodwill	269,346	102,814
Other intangible assets, net	38,727	18,462
Cash surrender value of bank owned life insurance	126,737	79,720
Deferred tax asset, net	17,296	20,224
Other assets	55,973	64,328
Total assets	$7,860,640	$5,425,170
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,597,421	$1,134,133
Interest-bearing	4,528,544	3,240,165
Total deposits	$6,125,965	$4,374,298

Securities sold under agreements to repurchase	304,566	189,157
Short-term borrowings	220,000	75,000
Long-term debt	50,000	80,000
Senior notes, net of unamortized issuance costs	39,404	—
Subordinated notes, net of unamortized issuance costs	64,715	—
Junior subordinated debt owed to unconsolidated trusts	71,008	70,868
Other liabilities	49,979	41,533
Total liabilities	$6,925,637	$4,830,856

Commitments and contingencies (see “Note 19. Outstanding Commitments and Contingent Liabilities”)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2017 49,185,581; 2016 38,869,519	49	39
Additional paid-in capital	1,084,889	781,716
Accumulated deficit	(132,122)	(163,689)
Accumulated other comprehensive (loss) income	(2,810)	36
Total stockholders’ equity before treasury stock	$950,006	$618,102

Common stock shares held in treasury at cost, 2017 500,638; 2016 633,232	(15,003)	(23,788)
Total stockholders’ equity	$935,003	$594,314
Total liabilities and stockholders’ equity	$7,860,640	$5,425,170

Common shares outstanding at period end	48,684,943	38,236,287

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$202,643	$147,816	$100,395
Interest and dividends on investment securities:
Taxable interest income	17,803	13,987	14,330
Non-taxable interest income	3,856	3,086	3,297
Total interest income	224,302	164,889	118,022

Interest expense:
Deposits	12,932	7,065	4,756
Federal funds purchased and securities sold under agreements to repurchase	978	393	182
Short-term borrowings	1,096	641	6
Long-term debt	550	220	46
Senior notes	962	—	—
Subordinated notes	1,892	—	—
Junior subordinated debt owed to unconsolidated trusts	2,526	1,910	1,217
Total interest expense	20,936	10,229	6,207
Net interest income	203,366	154,660	111,815
Provision for loan losses	5,303	5,550	1,600
Net interest income after provision for loan losses	198,063	149,110	110,215

Non-interest income:
Trust fees	23,665	20,302	20,363
Commissions and brokers’ fees, net	3,372	2,839	3,096
Remittance processing	11,427	11,255	11,120
Fees for customer services	25,841	23,253	19,083
Mortgage revenue	11,140	11,952	7,165
Security gains, net	1,143	1,232	380
Other income	7,886	4,336	3,585
Total non-interest income	84,474	75,169	64,792

Non-interest expense:
Salaries, wages and employee benefits	95,633	78,397	63,516
Net occupancy expense of premises	13,830	11,633	8,704
Furniture and equipment expenses	7,089	6,591	4,958
Data processing	19,295	20,645	12,940
Amortization of intangible assets	5,245	4,438	3,192
Regulatory expense	2,535	2,859	2,357
Other expense	30,799	23,299	19,638
Total non-interest expense	174,426	147,862	115,305
Income before income taxes	108,111	76,417	59,702
Income taxes	45,385	26,723	20,696
Net income	$62,726	$49,694	$39,006
Preferred stock dividends	—	—	700
Net income available for common stockholders	$62,726	$49,694	$38,306

Basic earnings per common share	$1.47	$1.42	$1.32
Diluted earnings per common share	$1.45	$1.40	$1.32

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(dollars in thousands)
Net income	$62,726	$49,694	$39,006
Other comprehensive loss, before tax:
Securities available for sale:
Unrealized net losses on securities:
Unrealized net holding losses arising during period	(3,694)	(2,611)	(5,418)
Reclassification adjustment for gains included in net income	(1,143)	(1,232)	(380)
Other comprehensive loss, before tax	(4,837)	(3,843)	(5,798)
Income tax benefit related to items of other comprehensive income	(1,991)	(1,539)	(2,321)
Other comprehensive loss, net of tax	(2,846)	(2,304)	(3,477)
Comprehensive income	$59,880	$47,390	$35,529

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands, except shares and per share data)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2014	$72,664	$29	$593,746	$(210,384)	$5,817	$(28,233)	$433,639

Net income	—	—	—	39,006	—	—	39,006
Other comprehensive loss	—	—	—	—	(3,477)	—	(3,477)
Issuance of 15,292 shares of treasury stock for employee stock purchase plan	—	—	(590)	—	—	881	291
Net issuance of 59,983 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(3,784)	—	—	3,643	(141)
Issuance of 612 shares of treasury stock	—	—	—	—	—	34	34
Cash dividends common stock at $0.62 per share	—	—	—	(17,919)	—	—	(17,919)
Stock dividend equivalents restricted stock units at $0.62 per share	—	—	268	(268)	—	—	—
Stock based employee compensation	—	—	1,418	—	—	—	1,418
Preferred stock dividends	—	—	—	(700)	—	—	(700)
Purchase of 333,333 shares of treasury stock	—	—	—	—	—	(6,296)	(6,296)
Cash paid in lieu of fractional shares in Reverse Stock Split	—	—	(5)	—	—	—	(5)
Redemption of SBLF	(72,664)	—	—	—	—	—	(72,664)
Balance, December 31, 2015	$—	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands, except shares and per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2015	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	49,694	—	—	49,694
Other comprehensive loss	—	—	—	(2,304)	—	(2,304)
Issuance of 14,749 shares of treasury stock for employee stock purchase plan	—	(616)	—	—	929	313
Net issuance of 43,396 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	(3,477)	—	—	2,668	(809)
Net issuance of 41,771 shares of treasury stock for stock options exercised, net of shares redeemed	—	(2,587)	—	—	2,591	4
Stock issued for acquisition of Pulaski, net of stock issuance costs	10	195,188	—	—	—	195,198
Cash dividends on common stock of $0.68 per share	—	—	(22,748)	—	—	(22,748)
Stock dividend equivalents on restricted stock units of $0.68 per share	—	352	(352)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski acquisition at $0.34 per share	—	—	(18)	—	—	(18)
Stock based employee compensation	—	1,803	—	—	—	1,803
Return of 261 equity trust shares	—	—	—	—	(5)	(5)
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands, except shares and per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	62,726	—	—	62,726
Other comprehensive loss	—	—	—	(2,846)	—	(2,846)
Issuance of 16,842 shares of treasury stock for employee stock purchase plan	—	(540)	—	—	1,016	476
Net issuance of 79,459 shares of treasury stock for restricted stock unit vesting and related taxes	—	(5,521)	—	—	4,864	(657)
Net issuance of 64,941 shares of treasury stock for stock options exercised, net of shares redeemed	—	(3,139)	—	—	3,765	626
Stock issued for acquisition of First Community, net of stock issuance costs	7	211,575	—	—	—	211,582
Stock issued for acquisition of Mid Illinois, net of stock issuance costs	3	97,594	—	—	—	97,597
Cash dividends on common stock of $0.72 per share	—	—	(30,697)	—	—	(30,697)
Stock dividend equivalents on restricted stock units of $0.72 per share	—	452	(452)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski acquisition at $0.54 per share	—	—	(10)	—	—	(10)
Stock based employee compensation	—	2,752	—	—	—	2,752
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Balance, December 31, 2017	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$62,726	$49,694	$39,006
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	2,752	1,803	1,418
Depreciation	8,577	7,295	5,697
Amortization of intangible assets	5,245	4,438	3,192
Premises and equipment impairment	99	756	670
Provision for loan losses	5,303	5,550	1,600
Provision for deferred income taxes	13,907	2,953	2,985
Amortization of security premiums and discounts, net	6,711	6,877	8,360
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(226)	(669)	—
Accretion of premiums and discounts on loans, net	(12,205)	(7,429)	(1,476)
Net security gains	(1,143)	(1,232)	(380)
Gain on sales of mortgage loans, net of origination costs	(45,443)	(28,299)	(5,843)
Mortgage loans originated for sale	(1,487,726)	(1,822,027)	(267,737)
Proceeds from sales of mortgage loans	1,693,632	1,767,220	276,377
Increase in cash surrender value of bank owned life insurance	(1,997)	(1,522)	(1,454)
Net (gains) losses on disposition of premises and equipment	(327)	251	355
(Decrease) increase in deferred compensation	(757)	142	201
Change in assets and liabilities:
Decrease (increase) in other assets	8,423	(407)	(137)
Decrease in other liabilities	(4,193)	(6,288)	(1,329)

Net cash provided by (used in) operating activities	$253,358	$(20,894)	$61,505
Cash Flows from Investing Activities
Purchases of securities classified available for sale	(141,685)	(180,447)	(235,291)
Purchases of securities classified held to maturity	(352,679)	(2,103)	(16,287)
Proceeds from sales of securities classified available for sale	139,765	52,587	25,068
Proceeds from maturities of securities classified available for sale	193,294	241,304	200,780
Proceeds from sales of securities classified held to maturity	—	399	—
Proceeds from maturities of securities classified held to maturity	11,268	3,811	480
Net increase in loans	(169,150)	(1,294)	(118,398)
Purchases of premises and equipment	(14,980)	(8,991)	(4,114)
Proceeds from disposition of premises and equipment	2,224	2,485	312
Proceeds from sale of OREO properties	5,024	4,498	1,090
Proceeds from the redemption of FHLB stock	20,560	35,397	—
Purchase of FHLB stock	(14,470)	(23,478)	—
Net cash received in acquisitions	26,979	25,575	12,114

Net cash (used in) provided by investing activities	$(293,850)	$149,743	$(134,246)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in certificates of deposit	$100,600	$(173,385)	$(86,574)
Net increase in demand deposits, money market and savings accounts	11,188	31,322	232,931
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	28,898	(6,655)	(25,921)
Proceeds from short-term borrowings, net	60,300	(104,000)	—
Proceeds from FHLB long term advances, net	(30,000)	(4,906)	30,000
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	(2,274)	(809)	(269)
Redemption of SBLF preferred stock	—	—	(72,664)
Cash dividends paid	(30,707)	(22,748)	(18,619)
Proceeds from subordinated debt, net	49,186	—	—
Proceeds from senior debt, net	39,326	—	—
Cash payment for fractional shares related to Reverse Stock Split	—	—	(5)
Proceeds from stock options exercised	906	4	—
Common stock issuance costs	(365)	(246)	—
Purchase of treasury stock	—	—	(6,296)

Net cash provided by (used in) financing activities	227,058	(281,423)	52,583

Net increase (decrease) in cash and cash equivalents	186,566	(152,574)	(20,158)
Cash and cash equivalents, beginning of period	166,706	319,280	339,438

Cash and cash equivalents, ending of period	$353,272	$166,706	$319,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$19,342	$9,674	$6,282
Income taxes	26,419	20,186	17,170

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	1,417	2,775	1,251

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business

First Busey Corporation is a Nevada corporation and a financial holding company. The Company’s subsidiaries provide retail and commercial banking services, remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana.  The Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

2015 share and per share information has been restated for this Annual Report on Form 10-K to give retroactive effect to the Reverse Stock Split.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Basis of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries: Busey Bank and its wholly-owned subsidiaries FirsTech, Inc. and Pulaski Service Corporation; South Side Bank and its wholly-owned subsidiary Mid Illinois Insurance Services Inc.; and Busey Wealth Management, Inc. and its wholly-owned subsidiaries Busey Trust Company and Busey Capital Management, Inc.  The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these Financial Statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive income (loss)

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiaries, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  Busey Trust Company had assets under care of $6.0 billion and $5.4 billion at December 31, 2017 and 2016, respectively.

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

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities.  Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are carried at fair value, with temporary unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether they are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the Company recognizes the entire unrealized loss in earnings as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (c) the amount of the total impairment related to the credit loss and (d) the amount of total impairment related to all other factors.  The amount of the total OTTI related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income (loss).

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

Loans held for sale

Loans held for sale consist of loans that management does not intend to hold until maturity.   Loans held for sale include mortgage loans conforming to established guidelines which the Company intends to sell to investors and/or the secondary mortgage market.  Loans held for sale are recorded at their fair values, as the Company has elected to apply the fair value method of accounting, with changes in fair value recognized in earnings, consistent with the provisions in ASC Topic 820, Fair Value Measurement. Fair value adjustments are recorded as an adjustment to mortgage revenues.  The fair value of loans held for sale are measured using observable quoted market or contract prices or market price equivalents, consistent with those used by other market participants.  Consistent with the fair value principles of ASC Topic 820, any direct loan origination fees and costs related to loans accounted for at fair value are recognized when earned or incurred rather than capitalized and accounted for as a part of the cost basis of loans held for sale.

Loan servicing

Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans.  Servicing rights are initially recorded at fair value which is determined using a valuation model that calculates the present value of estimated future net servicing income.  Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  The amortization of mortgage servicing rights is included in mortgage revenue.  The amortization of government-guaranteed commercial loans is included in other income.

Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized servicing rights based on the type of the underlying loans.  The amount of impairment allowance recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.  The Company had no impairment recorded at December 31, 2017 and 2016.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Portfolio loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of purchase premiums and discounts, charge-offs, the allowance for loan losses, and any net deferred origination fees or costs on loans.

Loan origination fees, net of certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield.  The Company amortizes the net amount over the contractual life of the related loan.  However, for long-term, fixed-rate residential mortgages, the Company has anticipated prepayments and assumes an estimated economic life for the amortization period.

Interest income is accrued daily on outstanding loan balances.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  Past due status is based on the contractual terms of the loan.

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

Purchased credit-impaired loans

In conjunction with business combinations, the Company purchased loans, some of which have shown evidence of credit deterioration since origination.  These purchased credit-impaired (“PCI”) loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, the seller’s allowance for loan losses is not carried over or recorded as of the acquisition date.

PCI loans are reviewed individually or are aggregated into pools of loans based on common risk characteristics.  The Company estimates the amount and timing of expected cash flows and the excess of the cash flows expected to be collected over the recorded investment, if material, is considered to be the accretable yield and is recognized as interest income over the life. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference.

Over the life of the loans, expected cash flows continue to be estimated and any increases in expected cash flows over those expected at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date that are probable are recognized by recording an allowance for loan losses.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2017 and 2016.  See “Note 10. Goodwill and Other Intangible Assets” for further discussion.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2013.

The Company has maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses.  The Company took a one-time, non-cash charge of $8.1 million in the fourth quarter of 2017 as a result of the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.

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

The Company evaluated the recoverability of its net deferred tax assets and established a valuation allowance for a state net operating loss carryforward that is not expected to be fully realized. Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required for any other deferred tax assets as of December 31, 2017.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2017 and 2016.

At December 31, 2017, the Company was not under examination by any tax authority.

Treasury Stock

Treasury stock acquired is recorded at cost.  Treasury stock issued is valued based on the “first-in, first-out” method.  Gains and losses on issuance are recorded as increases or decreases to additional paid-in capital.

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

The Company calculates the compensation cost of its non-vested stock awards (restricted stock units) based on the Company’s stock price on the grant date multiplied by the number of units granted. This cost is recorded over a specified requisite service period (i.e. vesting period) ranging from one to five years. As the restricted stock units cliff vest, the cost is recorded using straight-line amortization. No compensation cost is recognized for unvested awards that are forfeited.

Segment disclosure

Operating segments are components of a business that (i) engage in business activities from which the component may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (iii) for which discrete financial information is available. The Company’s operations are managed along three operating segments consisting of Banking, Remittance Processing and Wealth Management.

Business Combinations

Business combinations are accounted for under ASC Topic 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company may rely on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles.

On January 8, 2015, First Busey completed its acquisition of Herget Financial, which was headquartered in Pekin, Illinois.  On April 30, 2016, First Busey completed its acquisition of Pulaski, which was headquartered in St. Louis, Missouri. On July 2, 2017 First Busey completed its acquisition of First Community, which was headquartered in Joliet, Illinois and on October 1, 2017, First Busey completed its acquisition of Mid Illinois, which was headquartered in Peoria, Illinois.  Operating results are included with the Company’s results of operations since each date of acquisition.  See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to these acquisitions.

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

Interest Rate Swaps.  The Company enters into derivative financial instruments to manage interest rate risk exposure associated with specific commercial loan relationships, at the time such loans are originated.  The Company offsets each customer derivative with a bank counterparty.  These derivatives are carried at their fair value in other assets or other liabilities in the Consolidated Financial Statements.   The Company does not designate these interest rate swaps for hedge accounting treatment, and accordingly, changes in fair value of the corresponding derivative financial asset or liability are recorded in non-interest income and expense.

Foreign Currency Derivatives.  The Company had entered into derivative financial instruments as part of its foreign currency risk management strategies until June 2017.  These derivative financial instruments consisted of foreign currency forward contracts to accommodate the business needs of its customers.  These derivatives were carried at their fair value in other assets or other liabilities in the Consolidated Financial Statements.   The Company did not designate these foreign currency forward contracts for hedge accounting treatment, and accordingly, changes in fair value of the corresponding derivative financial asset or liability were recorded in non-interest income and expense.

Earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.   At December 31, 2017, 75,387 outstanding options, 191,278 warrants and 9,425 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2016, 28,350 outstanding options, 191,278 warrants and 132,017 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Earnings per common share, adjusted to reflect the Reverse Stock Split, have been computed as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Net income available to common stockholders	$62,726	$49,694	$38,306
Shares:
Weighted average common shares outstanding	42,685	35,081	28,928
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	441	332	175

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	43,126	35,413	29,103

Basic earnings per common share	$1.47	$1.42	$1.32

Diluted earnings per common share	$1.45	$1.40	$1.32

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2017.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  There were no significant subsequent events for the year ended December 31, 2017 through the filing date of these Consolidated Financial Statements.

Impact of new financial accounting standards

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and will also require additional disclosures.  The new authoritative guidance was originally effective for reporting periods after December 15, 2016.   In August 2015, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” was issued to delay the effective date of ASU 2014-09 by one year.  The FASB issued four subsequent ASUs in 2016 which are intended to improve and clarify the implementation guidance related to ASU 2014-09.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company is complete with its overall assessment of non-interest income and reviewing of related contracts potentially affected by the guidance.  The Company’s assessment indicates the adoption of this guidance will not materially change the method in which non-interest income is recognized.  In addition, the Company is evaluating the expanded disclosure requirement.  The Company adopted the guidance on January 1, 2018 and a cumulative effect adjustment to retained earnings was not necessary.

ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by, among other things, requiring: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets; eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the Balance Sheet; and requiring an entity to present separately in other comprehensive income (loss) the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the fair value option has been elected for the liability. ASU 2016-01 was effective on January 1, 2018 and the adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the Consolidated Balance Sheet as a lease liability and a right-of-use asset.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 implements a comprehensive change in estimating impairment from the current model of losses inherent in loans and securities held to maturity.  This current expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 will be effective in the first quarter of 2020. The Company’s implementation team is analyzing the provisions of ASU 2016-13, including evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides clarification regarding how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows.  This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact to its Consolidated Financial Statements.

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

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expand the types of relationships that qualify for hedge accounting.  The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk, and expects to reduce the cost and complexity of applying hedge accounting by easing the requirements for effective testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error corrections if a company applies the shortcut method incorrectly.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

Note 2.  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski, which was headquartered in St. Louis, Missouri.  Pulaski Bank, which was Pulaski’s wholly-owned bank subsidiary prior to the acquisition, offered a full line of quality retail and commercial banking products through thirteen full-service banking centers in the St. Louis metropolitan area. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s banking centers became banking centers of Busey Bank.

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

First Busey incurred an insignificant amount of expenses related to the acquisition of Pulaski for the twelve months ended December 31, 2017.  First Busey incurred $10.0 million in pre-tax expenses related to the acquisition of Pulaski for the twelve months ended December 31, 2016, including professional and legal fees of $1.2 million to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.  The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

The following table presents the assets acquired and liabilities assumed of Pulaski as of April 30, 2016 and their fair value estimates (dollars in thousands):

	As Recorded by Pulaski (Unaudited)	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$25,580	$—		$25,580
Securities	47,895	105	(a)	48,000
Loans held for sale	184,856	—		184,856
Portfolio loans	1,243,913	(14,452	)(b)	1,229,461
Premises and equipment	17,236	(667	)(c)	16,569
OREO	5,022	(2,534	)(d)	2,488
Goodwill	3,939	(3,939	)(e)	—
Other intangible assets	—	15,468	(f)	15,468
Other assets	70,365	(122	)(g)	70,243
Total assets acquired	1,598,806	(6,141)		1,592,665

Liabilities assumed:
Deposits	1,226,906	1,102	(h)	1,228,008
Other borrowings	205,840	906	(i)	206,746
Trust preferred securities	19,589	(3,805	)(j)	15,784
Other liabilities	24,594	(612	)(k)	23,982
Total liabilities assumed	1,476,929	(2,409)		1,474,520

Net assets acquired	$121,877	$(3,732)		$118,145

Consideration paid:
Cash				$5
Common stock				192,990
Fair value of stock options assumed				2,454
Total consideration paid				195,449

Goodwill				$77,304

Explanation:

(a)	Fair value adjustments of the securities portfolio as of the acquisition date.
(b)

Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and write-off of net deferred loan costs. In addition, the allowance for loan losses recorded by Pulaski was eliminated, but is not reflected in the table. $16.9 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  At December 31, 2017, PCI loans related to this transaction with a carrying value of $1.0 million were outstanding.  Material activity includes PCI loans with a carrying value of $6.2 million sold to outside parties in the third quarter of 2016 and a commercial PCI loan with a carrying value of $1.6 million collected in the fourth quarter of 2016.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, the majority was accelerated in 2016 as a result of the third quarter loan sale and fourth quarter collection.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2016, as if the acquisition had occurred January 1, 2016. The pro forma results combine the historical results of Pulaski in the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that had been recognized are included in net income in the table below (dollars in thousands):

Pro Forma
Twelve Months Ended
December 31, 2016
Total revenues (net interest income plus non-interest income)	$245,861
Net income	46,276
Diluted earnings per common share	1.20

First Community Financial Partners, Inc.

On July 2, 2017, the Company completed its acquisition of First Community, which was headquartered in Joliet, Illinois.  Founded in 2004, First Community operated nine banking centers in Will, DuPage and Grundy Counties, which encompass portions of the southwestern suburbs of Chicago.  The operating results of First Community are included with the Company’s results of operations since the date of acquisition.  First Busey operated First Community Financial Bank as a separate subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s banking centers became banking centers of Busey Bank.

Under the terms of the merger agreement with First Community, at the effective time of the acquisition, each share of First Community common stock issued and outstanding was converted into the right to receive 0.396 shares of the Company’s common stock, cash in lieu of fractional shares and $1.35 cash consideration per share.  The market value of the 7.2 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $211.1 million based on First Busey’s closing stock price of $29.32 on June 30, 2017. In addition, certain options to purchase shares of First Community common stock that were outstanding at the acquisition date were converted into options to purchase shares of First Busey common stock, adjusted for the 0.44 option exchange ratio, and the fair value was included in the purchase price.  Further, the purchase price included cash payouts relating to unconverted stock options and restricted stock units outstanding as of the acquisition date.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of July 2, 2017 as additional information regarding the closing date fair values become available; however, the Company does not expect any further adjustments will be necessary.  The total consideration paid, which was used to determine the amount of goodwill resulting from the transaction, also included the fair value of outstanding First Community stock options that were converted into options to purchase common shares of First Busey and cash paid out relating to stock options and restricted stock units not converted.  As the total consideration paid for First Community exceeded the net assets acquired, goodwill of $116.0 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and the greater revenue opportunities from the Company’s broader service capabilities in the Chicagoland area, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $4.5 million in pre-tax expenses related to the acquisition of First Community for the twelve months ended December 31, 2017, including professional and legal fees of $1.6 million to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.  The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

The following table presents the First Community assets acquired and liabilities assumed as of July 2, 2017 and their fair value estimates (dollars in thousands):

	As Recorded by First Community (Unaudited)	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$60,686	$—		$60,686
Securities	166,046	(203	)(a)	165,843
Loans held for sale	905	—		905
Portfolio loans	1,103,987	(7,404	)(b)	1,096,583
Premises and equipment	21,682	(3,588	)(c)	18,094
OREO	915	(193	)(d)	722
Other intangible assets	701	13,278	(e)	13,979
Other assets	41,644	111	(f)	41,755
Total assets acquired	1,396,566	2,001		1,398,567

Liabilities assumed:
Deposits	1,134,584	(229	)(g)	1,134,355
Other borrowings	125,471	280	(h)	125,751
Other liabilities	11,503	359	(i)	11,862
Total liabilities assumed	1,271,558	410		1,271,968

Net assets acquired	$125,008	$1,591		$126,599

Consideration paid:
Cash				$24,557
Cash payout of options and restricted stock units				6,182
Common stock				211,120
Fair value of stock options assumed				722
Total consideration paid				242,581

Goodwill				$115,982

Explanation:

(a)	Fair value adjustments of the securities portfolio as of the acquisition date.
(b)

Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and write-off of net deferred loan costs. In addition, the allowance for loan losses recorded by First Community was eliminated, but is not reflected in the table. $15.0 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.1 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value.  At December 31, 2017, PCI loans related to this transaction with a carrying value of $5.1 million were outstanding, with the decrease relating to collections.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.6 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, $0.2 million was accelerated in 2017 as a result of collections.

Since the acquisition date of July 2, 2017 and until November 3, 2017 when First Community Financial Bank merged into Busey Bank, First Community Financial Bank earned total revenues of $19.3 million and net income of $4.4 million, which is included in the Company’s Consolidated Statements of Income for the year ended December 31, 2017.  The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2017 and 2016, as if the acquisition had occurred January 1, 2016.  The pro forma results combine the historical results of First Community into the Company’s Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The 2016 pro forma results reflect Pulaski pro forma information as well, which is shown separately above.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands):

	Pro Forma
	Twelve Months Ended December 31,
	2017	2016
Total revenues (net interest income plus non-interest income)	$316,417	$293,190
Net income	67,413	59,326
Diluted earnings per common share	1.47	1.29

Mid Illinois Bancorp, Inc.

On October 1, 2017, the Company completed its acquisition of Mid Illinois, under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder the right to receive, either (i) $227.94 in cash, (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the cash consideration option were subject to proration under the terms of the merger agreement with Mid Illinois and ultimately received a mixture of cash and stock consideration.  It is anticipated that South Side Bank will be merged with and into Busey Bank in the first quarter of 2018.  At the time of the bank merger, South Side Bank’s banking centers will become banking centers of Busey Bank. Founded in 1922, South Side Bank operates as a state chartered commercial and trust bank with thirteen banking centers located within the greater Peoria area.  South Side Bank also owns Mid-Illinois Insurance Services, Inc.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date of October 1, 2017.  As the total consideration paid for Mid Illinois exceeded the net assets acquired, goodwill of $50.6 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and expansion within the greater Peoria area, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $2.5 million in pre-tax expenses related to the acquisition of Mid Illinois for the twelve months ended December 31, 2017, including professional and legal fees of $1.3 million to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

The following table presents the Mid Illinois assets acquired and liabilities assumed as of October 1, 2017 and their fair value estimates (dollars in thousands):

	As Recorded by Mid Illinois (Unaudited)	Fair Value Adjustments		As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$39,444	$(1	)(a)	$39,443
Securities	208,247	(244	)(b)	208,003
Loans held for sale	5,031	—		5,031
Portfolio loans	364,939	(8,288	)(c)	356,651
Premises and equipment	11,061	5,490	(d)	16,551
Goodwill	423	(423	)(e)	—
Other intangible assets	—	11,531	(f)	11,531
Other assets	33,239	(5,336	)(g)	27,903
Total assets acquired	662,384	2,729		665,113

Liabilities assumed:
Deposits	505,586	331	(h)	505,917
Other borrowings	61,040	—		61,040
Other liabilities	10,017	480	(i)	10,497
Total liabilities assumed	576,643	811		577,454

Net assets acquired	$85,741	$1,918		$87,659

Consideration paid:
Cash				$40,507
Common stock				97,702
Total consideration paid				138,209

Goodwill				$50,550

Explanation:

(a)	Fair value adjustments of cash and cash equivalents as of the acquisition date.
(b)	Fair value adjustments of the securities portfolio as of the acquisition date.
(c)

Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and write-off of net deferred loan fees and costs. In addition, the allowance for loan losses recorded by Mid Illinois was eliminated, but is not reflected in the table. $5.5 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

(d)

Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment. The increase in depreciation expense will be recorded using the straight-line method over the estimated useful life associated with each type of premises and equipment adjusted.

(e)	Eliminate Mid Illinois’s existing goodwill.
(f)

Recording of the core deposit intangible asset on the acquired core deposit accounts of $10.6 million. Amount to be amortized using a sum of years digits method over a 12 year useful life. Recording of the customer list intangible asset of $0.9 million. Amount to be amortized using a sum of years digits method over an 8 year useful life.

(g)	Fair value adjustment of other assets at the acquisition date.
(h)	Fair value adjustment to time deposits. Amount to be amortized over two years in a manner that approximates the level yield method.
(i)	Fair value adjustment of other liabilities at the acquisition date.

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding was $362.4 million and aggregate fair value of the acquired performing loans was $357.0 million, including loans held for sale.  The difference between the aggregate principal balance outstanding and aggregate fair value of $5.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $7.6 million and the aggregate fair value of PCI loans totaled $4.7 million, which became such loans’ new carrying value.  At December 31, 2017, PCI loans related to this transaction with a carrying value of $4.5 million were outstanding.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.1 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

Since the acquisition date, South Side Bank earned total revenues of $6.5 million and net income of $2.0 million, which is included in the Company’s Consolidated Statements of Income for the year ended December 31, 2017.

Note 3.  Cash and Cash Equivalents

The Banks are required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2017 and 2016 were approximately $27.0 million and $22.5 million, respectively.

The Company maintains its cash in deposit accounts the balance of which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 4.  Securities

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Available for sale
U.S. Treasury securities	$60,829	$7	$(488)	$60,348
Obligations of U.S. government corporations and agencies	104,807	1	(1,143)	103,665
Obligations of states and political Subdivisions	280,216	1,160	(1,177)	280,199
Residential mortgage-backed securities	400,661	612	(3,837)	397,436
Corporate debt securities	30,946	132	(44)	31,034
Total debt securities	877,459	1,912	(6,689)	872,682
Mutual funds and other equity securities	5,378	—	—	5,378
Total	$882,837	$1,912	$(6,689)	$878,060

Held to maturity
Obligations of states and political Subdivisions	$41,300	$228	$(64)	$41,464
Commercial mortgage-backed securities	60,474	41	(297)	60,218
Residential mortgage-backed securities	341,776	25	(2,431)	339,370
Total	$443,550	$294	$(2,792)	$441,052

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Available for sale
U.S. Treasury securities	$74,784	$185	$(25)	$74,944
Obligations of U.S. government corporations and agencies	79,577	46	(496)	79,127
Obligations of states and political Subdivisions	154,438	1,093	(593)	154,938
Residential mortgage-backed securities	303,641	1,390	(2,782)	302,249
Corporate debt securities	142,836	630	(123)	143,343
Total debt securities	755,276	3,344	(4,019)	754,601
Mutual funds and other equity securities	4,475	735	—	5,210
Total	$759,751	$4,079	$(4,019)	$759,811

Held to maturity
Obligations of states and political Subdivisions	$44,333	$122	$(160)	$44,295
Commercial mortgage-backed securities	3,487	23	(122)	3,388
Total	$47,820	$145	$(282)	$47,683

The amortized cost and fair value of debt securities as of December 31, 2017, by contractual maturity or pre-refunded date, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$80,769	$80,685	$4,418	$4,410
Due after one year through five years	256,441	254,548	61,673	61,501
Due after five years through ten years	179,392	179,542	33,799	33,882
Due after ten years	360,857	357,907	343,660	341,259
Total	$877,459	$872,682	$443,550	$441,052

Realized gains and losses related to sales of securities available for sale are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Gross security gains	$1,259	$1,383	$401
Gross security (losses)	(116)	(151)	(21)

Net security gains	$1,143	$1,232	$380

The tax provision for these net realized gains and losses was $0.4 million for the years ended December 31, 2017 and 2016, and $0.1 million for the year ended December 31, 2015.

Investment securities with carrying amounts of $638.2 million and $547.2 million on December 31, 2017 and 2016, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (dollars in thousands):

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Available for sale
U.S. Treasury securities	$59,773	$(488)	$—	$—	$59,773	$(488)
Obligations of U.S. government corporations and agencies	78,610	(636)	24,831	(507)	103,441	(1,143)
Obligations of states and political subdivisions	162,213	(1,027)	12,045	(150)	174,258	(1,177)
Residential mortgage-backed securities	223,261	(1,428)	90,930	(2,409)	314,191	(3,837)
Corporate debt securities	16,176	(44)	—	—	16,176	(44)
Total temporarily impaired securities	$540,033	$(3,623)	$127,806	$(3,066)	$667,839	$(6,689)

Held to maturity
Obligations of states and political subdivisions	$17,939	$(64)	$—	$—	$17,939	$(64)
Commercial mortgage-backed securities	44,514	(214)	2,374	(83)	46,888	(297)
Residential mortgage-backed securities	277,826	(2,431)	—	—	277,826	(2,431)
Total temporarily impaired securities	$340,279	$(2,709)	$2,374	$(83)	$342,653	$(2,792)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Available for sale
U.S. Treasury securities	$9,997	$(25)	$—	$—	$9,997	$(25)
Obligations of U.S. government corporations and agencies	46,209	(496)	—	—	46,209	(496)
Obligations of states and political subdivisions	64,832	(585)	1,154	(8)	65,986	(593)
Residential mortgage-backed securities	168,898	(2,782)	—	—	168,898	(2,782)
Corporate debt securities	32,749	(123)	—	—	32,749	(123)
Total temporarily impaired securities	$322,685	$(4,011)	$1,154	$(8)	$323,839	$(4,019)

Held to maturity
Obligations of states and political subdivisions	$24,558	$(160)	$—	$—	$24,558	$(160)
Commercial mortgage-backed securities	2,385	(122)	—	—	2,385	(122)
Total temporarily impaired securities	$26,943	$(282)	$—	$—	$26,943	$(282)

Securities are periodically evaluated for OTTI.   The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2017 was 658, and represented a loss of 0.93% of the aggregate carrying value. As of December 31, 2017, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at December 31, 2017.

The Company had available for sale obligations of state and political subdivisions with a fair value of $280.2 million and $154.9 million as of December 31, 2017 and 2016, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $41.5 million and $44.3 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $271.7 million of general obligation bonds and $50.0 million of revenue bonds issued by 446 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 36 states (including the District of Columbia), including nine states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 22 states, including three states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state:

December 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	97	$95,340	$95,344	$983
Wisconsin	41	27,852	27,809	678
Texas	46	27,485	27,514	598
Michigan	34	19,641	19,849	584
Ohio	20	15,172	15,162	758
Pennsylvania	18	12,189	12,174	676
New Jersey	15	7,755	7,760	517
Missouri	10	5,759	5,747	575
Minnesota	8	5,657	5,667	708
Other	92	54,649	54,633	594
Total general obligations bonds	381	$271,499	$271,659	$713

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	70	$59,120	$59,182	$845
Wisconsin	31	21,390	21,479	693
Texas	16	10,731	10,702	669
Michigan	38	23,233	23,472	618
Ohio	10	11,009	11,005	1,100
Pennsylvania	10	10,242	10,235	1,023
Iowa	3	5,332	5,345	1,782
Other	43	22,028	22,192	516
Total general obligations bonds	221	$163,085	$163,612	$740

The general obligation bonds are diversified across many issuers, with $4.0 million and $3.4 million being the largest exposure to a single issuer at December 31, 2017 and 2016, respectively.  Accordingly, as of December 31, 2017 and 2016, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 99.3% had been rated by at least one nationally recognized statistical rating organization and 0.7% were unrated, based on the fair value as of December 31, 2017.  Of the general obligation bonds in the Company’s portfolio, 98.4% had been rated by at least one nationally recognized statistical rating organization and 1.6% were unrated, based on the fair value as of December 31, 2016.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state:

December 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$12,001	$12,054	$861
Missouri	6	7,376	7,336	1,223
Illinois	7	6,477	6,456	922
Other	38	24,163	24,158	636
Total revenue bonds	65	$50,017	$50,004	$769

December 31, 2016:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$11,207	$11,244	$1,124
Illinois	7	7,321	7,275	1,039
Other	22	17,158	17,102	777
Total revenue bonds	39	$35,686	$35,621	$913

The revenue bonds are diversified across many issuers and revenue sources with $3.6 million and $3.5 million being the largest exposure to a single issuer at each of December 31, 2017 and 2016, respectively.  Accordingly, as of December 31, 2017 and 2016, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 99.4% had been rated by at least one nationally recognized statistical rating organization and 0.6% were unrated, based on the fair value as of December 31, 2017.  Of the revenue bonds in the Company’s portfolio, 97.1% had been rated by at least one nationally recognized statistical rating organization and 2.9% were unrated, based on the fair value as of December 31, 2016.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

At December 31, 2017, substantially all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary banks, which have adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary banks’ total capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of total capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.

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

Note 5.  Loans held for sale

Loans held for sale totaled $94.8 million and $256.3 million at December 31, 2017 and 2016, respectively.  The amount of loans held for sale decreased from December 31, 2016, due to lower mortgage volumes and increased delivery efficiency.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	December 31,
	2017	2016
Premiums received on sales of mortgage loans, including fair value adjustments	$42,598	$43,119
Less direct origination costs	(33,363)	(32,793)
Less provisions to liability for loans sold	(225)	(175)
Mortgage servicing revenues	2,130	1,801
Mortgage revenue	$11,140	$11,952

For 2015, mortgage revenue was $7.2 million as a result of premiums received on sales of mortgage loans and mortgage servicing revenues.

Note 6.  Mortgage Loan Servicing

The largest portion of the Company’s servicing assets relate to mortgage loans. The unpaid principal balances of mortgage loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets. These unpaid principal balances were $1.5 billion and $1.4 billion as of December 31, 2017 and 2016, respectively. Servicing such loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.  Mortgage servicing revenues, a component of mortgage revenue, is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized mortgage servicing rights included in other assets in the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016, was $3.7 million and $3.1 million, respectively. The fair values of these servicing rights were $8.6 million and $7.8 million, respectively, at December 31, 2017 and 2016.  The following summarizes mortgage servicing rights capitalized, acquired and amortized (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015

Mortgage servicing rights capitalized	$1,366	$1,488	$1,361
Mortgage servicing rights acquired	$751	$—	$369
Mortgage servicing rights amortized	$1,584	$1,921	$2,146

Note 7.  Portfolio loans

Distributions of portfolio loans were as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Commercial	$1,414,631	$959,888
Commercial real estate	2,354,684	1,654,164
Real estate construction	261,506	182,078
Retail real estate	1,460,801	1,069,060
Retail other	27,878	13,710
Portfolio loans	$5,519,500	$3,878,900

Less allowance for loan losses	53,582	47,795
Net portfolio loans	$5,465,918	$3,831,105

Net portfolio loans increased $1.6 billion as of December 31, 2017 as compared to December 31, 2016 as a result of the First Community and Mid Illinois acquisitions and organic growth.  Net deferred loan origination costs included in the tables above were $4.1 million and $2.5 million as of December 31, 2017 and 2016, respectively.  Net accretable purchase accounting adjustments included in the table above reduced loans by $23.6 million and $12.7 million as of December 31, 2017 and 2016, respectively.

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices.  Loans might be originated outside of these areas, but such loans are generally residential mortgage loans originated for sale in the secondary market or are loans to existing customers of the Banks.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy First Community and South Side Bank loans are similar in nature to Busey Bank’s policies and the Company is migrating such loan production towards the Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

Commercial Real Estate Loans

The commercial environment, along with the academic presence in some of the Company’s markets, provides for the majority of the Company’s commercial lending opportunities to be commercial real estate related, including multi-unit housing.  As the majority of the Company’s loan portfolio is within the commercial real estate class, the Company’s goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans will generally be guaranteed in full or a significant amount by the primary owners of the business. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Company.

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

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  In 2017, the Company sold substantially all of its originated fixed rate retail real estate loans to secondary market purchasers and intends to do the same in 2018.  As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $5.3 billion at December 31, 2017, compared to $3.7 billion at December 31, 2016.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $193.8 million at December 31, 2017, compared to $165.5 million at December 31, 2016.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and non-posted and clearings) (dollars in thousands):

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$1,175,421	$141,776	$51,366	$43,933	$5,285
Commercial real estate	2,169,420	130,056	21,151	36,482	11,997
Real estate construction	212,952	41,292	3,880	3,071	608
Retail real estate	1,436,156	6,883	5,162	4,135	6,714
Retail other	28,300	9	—	7	20
Total	$5,022,249	$320,016	$81,559	$87,628	$24,624

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$826,163	$70,260	$26,951	$26,941	$11,685
Commercial real estate	1,507,513	69,145	40,775	35,385	5,154
Real estate construction	134,574	39,936	8,033	994	47
Retail real estate	1,050,671	6,586	2,793	2,158	4,484
Retail other	13,691	27	2	—	53
Total	$3,532,612	$185,954	$78,554	$65,478	$21,423

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

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	December 31, 2017
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
Commercial	$1,615	$323	$1,808	$5,285
Commercial real estate	1,856	2,737	—	11,997
Real estate construction	—	—	—	608
Retail real estate	4,840	1,355	933	6,714
Retail other	166	5	—	20
Total	$8,477	$4,420	$2,741	$24,624

	December 31, 2016
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
Commercial	$165	$363	$37	$11,685
Commercial real estate	478	256	—	5,154
Real estate construction	—	—	—	47
Retail real estate	2,394	364	94	4,484
Retail other	55	15	—	53
Total	$3,092	$998	$131	$21,423

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

The gross interest income that would have been recorded in the years ended December 31, 2017, 2016 and 2015 if impaired loans had been current in accordance with their original terms was approximately $1.4 million, $0.9 million, and $0.4 million, respectively.  The amount of interest collected on impaired loans and recognized on a cash basis that was included in interest income was $0.3 million in 2017, insignificant in 2016 and $1.0 million in 2015.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing. A summary of restructured loans as of December 31, 2017 and 2016 is as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
In compliance with modified terms	$9,873	$10,593
30 – 89 days past due	108	59
Included in non-performing loans	1,919	1,285
Total	$11,900	$11,937

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

Performing loans classified as a TDR during the three months ended December 31, 2017 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million.  Performing loans classified as TDRs during the twelve months ended December 31, 2017 included three retail real estate modifications for short-term interest rate relief, with an aggregate recorded investment of $0.7 million.

Performing loans classified as TDRs during the three months ended December 31, 2016 included one commercial real estate modification for short-term principal payment relief, with a recorded investment of $3.0 million.  Performing loans classified as TDRs during the twelve months ended December 31, 2016 included four commercial real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $3.3 million and three retail real estate modifications for short-term principal payment relief, with an aggregate recorded investment of $0.4 million.

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2017 and 2016 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three or twelve months ended December 31, 2017.

There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three months ended December 31, 2016.  TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the twelve months ended December 31, 2016 consisted of one retail real estate modification totaling $0.1 million and one insignificant retail other modification.

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters (dollars in thousands).

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$10,604	$7,192	$191	$7,383	$138	$10,184
Commercial real estate	22,218	16,472	1,964	18,436	704	15,195
Real estate construction	1,040	1,016	—	1,016	—	692
Retail real estate	18,517	14,957	25	14,982	25	13,009
Retail other	40	20	—	20	—	44
Total	$52,419	$39,657	$2,180	$41,837	$867	$39,124

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$16,955	$8,060	$3,835	$11,895	$1,535	$10,127
Commercial real estate	12,922	9,036	3,118	12,154	1,778	8,939
Real estate construction	518	483	11	494	11	793
Retail real estate	13,112	11,733	385	12,118	140	13,102
Retail other	139	53	3	56	3	171
Total	$43,646	$29,365	$7,352	$36,717	$3,467	$33,132

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2017 and 2016.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of December 31, 2017, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of December 31, 2017, the Company believed this reserve remained adequate.

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

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the fourth quarter of 2017, the Company did not make adjustments to any qualitative factors.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of December 31, 2017 totaled approximately $1.8 billion.

Changes in the allowance for loan losses were as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015

Balance, beginning of year	$47,795	$47,487	$47,453
Provision for loan losses	5,303	5,550	1,600
Loan balances charged-off	(6,239)	(9,656)	(4,694)
Recoveries applicable to loan balances previously charged-off	6,723	4,414	3,128

Balance, end of year	$53,582	$47,795	$47,487

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands).

	Year Ended December 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(1,091)	2,439	581	3,263	111	5,303
Charged-off	(994)	(1,965)	(48)	(2,691)	(541)	(6,239)
Recoveries	3,561	716	458	1,563	425	6,723
Ending Balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

	Year Ended December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan losses	5,520	2,366	(310)	(2,277)	251	5,550
Charged-off	(6,598)	(470)	(24)	(2,106)	(458)	(9,656)
Recoveries	1,266	123	441	2,317	267	4,414
Ending Balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$10,041	$20,639	$2,795	$13,662	$316	$47,453
Provision for loan losses	4,016	(2,064)	(1,316)	857	107	1,600
Charged-off	(1,333)	(1,462)	—	(1,534)	(365)	(4,694)
Recoveries	391	1,491	284	729	233	3,128
Ending Balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of December 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$138	$704	$—	$25	$—	$867
Loans collectively evaluated for impairment	14,641	21,109	2,861	13,758	346	52,715
Ending Balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

Loans:
Loans individually evaluated for impairment	$6,572	$11,491	$435	$12,673	$20	$31,191
Loans collectively evaluated for impairment	1,407,248	2,336,248	260,490	1,445,819	27,858	5,477,663
PCI loans evaluated for impairment	811	6,945	581	2,309	—	10,646
Ending Balance	$1,414,631	$2,354,684	$261,506	$1,460,801	$27,878	$5,519,500

	As of December 31, 2016
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,535	$1,778	$11	$140	$3	$3,467
Loans collectively evaluated for impairment	11,786	18,845	1,859	11,508	348	44,328
Ending Balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

Loans:
Loans individually evaluated for impairment	$11,834	$11,147	$494	$11,644	$56	$35,175
Loans collectively evaluated for impairment	947,993	1,642,010	181,584	1,056,942	13,654	3,842,183
PCI loans evaluated for impairment	61	1,007	—	474	—	1,542
Ending Balance	$959,888	$1,654,164	$182,078	$1,069,060	$13,710	$3,878,900

Note 8. OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At December 31, 2017, the Company held $1.2 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2016, the Company held $2.0 million in commercial OREO, $0.5 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2017 the Company had $1.3 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
OREO:
Beginning balance	$2,518	$783
Additions, transfers from loans	1,417	2,775
Additions, fair value from Pulaski acquisition	—	2,488
Additions, fair value from First Community acquisition	722	—
Additions, fair value from Mid Illinois acquisition	60	—
Proceeds from sales of OREO	(5,024)	(4,498)
Gain on sales of OREO	1,632	999
Valuation allowance for OREO	(42)	(29)
Ending balance	$1,283	$2,518

Note 9.  Premises and Equipment, net

Premises and equipment, net are summarized as follows (dollars in thousands):

	December 31,
	2017	2016
Land and improvements	$36,249	$26,484
Buildings and improvements	104,656	73,484
Furniture and equipment	42,323	37,543
	183,228	137,511
Less accumulated depreciation	66,315	59,650
Total premises and equipment, net	$116,913	$77,861

Premises and equipment, net was impacted by the First Community and Mid Illinois acquisitions in 2017.  Depreciation expense was $8.6 million, $7.3 million, and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 10. Goodwill and Other Intangible Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized.  The Company’s goodwill is associated with its three operating segments, Banking, Remittance Processing and Wealth Management.  Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit’s carrying value is compared to its fair value.  Based on the impairment testing performed at December 31, 2017, there were no indicators of potential impairment based on the estimated fair value of those operating segments. All three operating segments have sustained quarterly and annual profits.

During 2017, the Company recorded, in the Banking segment, goodwill totaling $116.0 million and other intangible assets totaling $14.0 million in connection with the acquisition of First Community.  During 2017, the Company recorded, in the Banking segment, goodwill totaling $50.6 million and other intangible assets totaling $10.5 million in connection with the acquisition of Mid Illinois.  During 2017, the Company recorded $1.0 million of other intangible assets in the Wealth Management segment in connection with the acquisition of Mid Illinois.  During 2016, the Company recorded, in the Banking segment, goodwill totaling $77.3 million and other intangible assets totaling $15.5 million in connection with the acquisition of Pulaski.  The carrying amount of goodwill by operating segment, at December 31, 2017 and 2016 is as follows (dollars in thousands):

	Balance at	Balance at
	December 31, 2017	December 31, 2016
Goodwill:
Banking	$248,660	$82,128
Remittance Processing	8,992	8,992
Wealth Management	11,694	11,694
Total goodwill	$269,346	$102,814

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 14 years.  Other intangible asset disclosures are as follows (dollars in thousands):

	Balance at December 31, 2017	2017 Amortization	Balance at December 31, 2016	2016 Amortization
Amortized intangible assets:
Core deposit intangible assets	$37,371	$4,529	$17,338	$3,361
Customer relationship intangible assets	1,356	716	1,124	1,077
	$38,727	$5,245	$18,462	$4,438

	Core deposit intangible	Customer relationship intangible
As of December 31, 2017:
Gross carrying amount	$63,029	$13,168
Accumulated amortization	25,658	11,812
	$37,371	$1,356

Estimated amortization expense on balance at December 31, 2017:
2018	$5,535	$319
2019	5,108	276
2020	4,680	234
2021	4,251	191
2022	3,820	148
Thereafter	13,977	188
	$37,371	$1,356

Note 11.  Deposits

The composition of deposits is as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Demand deposits, noninterest-bearing	$1,597,421	$1,134,133
Interest-bearing transaction deposit	1,166,170	1,032,928
Saving deposits and money market deposits	2,026,212	1,421,037
Time deposits	1,336,162	786,200
Total	$6,125,965	$4,374,298

Deposit growth was impacted in 2017 by the First Community and Mid Illinois acquisitions.  Interest-bearing transaction deposits included $45.4 million and $36.9 million of brokered transaction deposits, including reciprocal brokered, at December 31, 2017 and 2016, respectively.  Savings deposits and money market deposits included $127.5 million and $22.2 million of brokered deposits, including reciprocal brokered, at December 31, 2017 and 2016, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $578.9 million and $350.7 million at December 31, 2017 and 2016, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $197.9 million and $70.7 million at December 31, 2017 and 2016, respectively.  The Company had no National deposits at December 31, 2017 and $0.1 million at December 31, 2016, which were included in the balance of time deposits.  The Company held reciprocal brokered time deposits of $62.0 million and $93.4 million at December 31, 2017 and 2016, respectively, included in the balance of time deposits.  Further, the Company held brokered deposits of $247.7 million and $5.0 million at December 31, 2017 and 2016, respectively, which are included in the balance of time deposits.

As of December 31, 2017, the scheduled maturities of time deposits are as follows (dollars in thousands):

2018	$915,514
2019	271,023
2020	63,931
2021	37,949
2022	47,734
Thereafter	11
$1,336,162

Note 12.  Borrowings

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  The Company had no federal funds purchased at December 31, 2017 and 2016; however, during both years the Company purchased federal funds to test operational availability to access funds if needed.

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

On May 5, 2017, the Company entered into an amendment to a credit agreement with a correspondent bank to extend a revolving loan facility to the Company in the maximum principal amount of $40.0 million.  The loan has an annual interest rate of 2.50% plus the one-month LIBOR rate and has a maturity date of April 30, 2018.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on December 31, 2017 and 2016.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	December 31, 2017	December 31, 2016
Securities sold under agreements to repurchase
Balance at end of period	$304,566	$189,157
Weighted average interest rate at end of period	0.57%	0.30%
Maximum outstanding at any month end in year-to-date period	$304,566	$216,293
Average daily balance for the year-to-date period	$213,527	$181,474
Weighted average interest rate during period(1)	0.46%	0.22%

Short-term borrowings, FHLB advances
Balance at end of period	$220,000	$75,000
Weighted average interest rate at end of period	1.42%	0.63%
Maximum outstanding at any month end in year-to-date period	$234,600	$236,700
Average daily balance for the year-to-date period	$84,201	$96,698
Weighted average interest rate during period(1)	1.20%	0.53%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Maximum outstanding at any month end in year-to-date period	$—	$10,000
Average daily balance for the year-to-date period	$—	$2,596
Weighted average interest rate during period(1) (2)	—%	4.78%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

(2)Includes interest and non-usage fee.

Long-term debt is summarized as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$80,000

As of December 31, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.10% to 1.32%.  The weighted average rate on these long-term advances was 1.19% as of December 31, 2017.  As of December 31, 2016, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.35% to 0.54%.  The weighted average rate on these long-term advances was 0.41% as of December 31, 2016.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds to be used for general corporate purposes.

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

Note 13.  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition, the Company acquired similar statutory trusts maintained by Pulaski which were adjusted to fair value.  The Company had $71.0 million and $70.9 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2017 and 2016, respectively.

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

CPP Warrant

In connection with the Company’s participation in the CPP, the Company issued to Treasury a warrant to purchase 382,555 shares of the Company’s common stock.  Subsequent to the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 191,278.  On November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction. At December 31, 2017, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank and South Side Bank may not pay dividends in excess of its net profits.  Because Busey Bank has been in an accumulated deficit position since 2009, it has not been able to pay dividends since that time.  With prior approval from its regulators, however, an Illinois state-chartered bank in this situation may be able to reduce its capital stock, by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2017.  The Company expects to seek regulatory approval for additional capital distributions from Busey Bank in future periods until such time as Busey Bank is no longer in an accumulated deficit.  South Side Bank had positive retained earnings and is able to pay dividends to the Company prior to the bank merger.

The Company and both of its subsidiary banks are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and both of its subsidiary banks to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the banks, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our Financial Statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of December 31, 2017, the Company and both of its subsidiary banks met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The Basel III Rule also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income (loss), which did not affect regulatory capital.  First Busey and both of its subsidiary banks made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a Common Equity Tier 1 capital conservation buffer of 2.5% of risk weighted assets which is in addition to the other minimum risk based capital standards in the rule. Failure to maintain the buffer will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.  The capital buffer requirement is being phased-in over three years beginning in 2016.

The table below includes the 1.25% increase as of January 1, 2017 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of December 31, 2017, the Company and both of its subsidiary banks were in compliance with the current phase of the Basel III Rule and management believes that the Company and both of its subsidiary banks would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect (dollars in thousands).

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:

Total Capital (to Risk Weighted Assets)
Consolidated	$837,183	14.15%	$547,265	9.25%	$591,638	10.00%
Busey Bank	$704,807	12.78%	$509,978	9.25%	$551,327	10.00%
South Side Bank	$84,914	22.61%	$34,744	9.25%	$37,561	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$718,101	12.14%	$428,937	7.25%	$473,310	8.00%
Busey Bank	$651,432	11.82%	$399,713	7.25%	$441,062	8.00%
South Side Bank	$84,707	22.55%	$27,232	7.25%	$30,049	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$644,633	10.90%	$340,192	5.75%	$384,565	6.50%
Busey Bank	$651,432	11.82%	$317,013	5.75%	$358,363	6.50%
South Side Bank	$84,707	22.55%	$21,598	5.75%	$24,415	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$718,101	9.78%	$293,588	4.00%	N/A	N/A
Busey Bank	$651,432	9.80%	$265,847	4.00%	$332,309	5.00%
South Side Bank	$84,707	12.75%	$26,571	4.00%	$33,214	5.00%

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:

Total Capital (to Risk Weighted Assets)
Consolidated	$605,988	14.04%	$372,342	8.625%	$431,701	10.00%
Busey Bank	$550,813	12.86%	$369,363	8.625%	$428,247	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$557,862	12.92%	$286,002	6.625%	$345,361	8.00%
Busey Bank	$502,687	11.74%	$283,714	6.625%	$342,598	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$484,246	11.22%	$221,247	5.125%	$280,606	6.50%
Busey Bank	$502,687	11.74%	$219,477	5.125%	$278,361	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$557,862	10.45%	$213,578	4.00%	N/A	N/A
Busey Bank	$502,687	9.45%	$212,766	4.00%	$265,957	5.00%

Note 15.  Income Taxes

The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Current	$31,285	$16,271	$17,839
Deferred	14,100	10,452	2,857

Total income tax expense	$45,385	$26,723	$20,696

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2017	2016	2015
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss
Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
TCJA	7.5%	—%	—%
Tax-exempt interest, net	(2.1)%	(2.4)%	(2.3)%
Stock incentive	(0.5)%	—%	—%
State income taxes, net	4.0%	4.3%	4.2%
Income on bank owned life insurance	(0.9)%	(1.0)%	(1.2)%
Other, net	(1.0)%	(0.9)%	(1.0)%
	42.0%	35.0%	34.7%

On December 22, 2017, the President signed into law the TCJA which, effective January 2018, reduced the corporate tax rate as well as adjusted tax rates, deductions and exemptions for individuals and businesses alike. The Company took a one-time, non-cash charge of $8.1 million in the fourth quarter of 2017 as a result of the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.

Net deferred taxes at December 31, 2017 and 2016 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands).  Net deferred taxes at December 31, 2017 were impacted by the First Community and Mid Illinois acquisitions and enactment of the TCJA.

	2017	2016
Deferred tax assets:
Investment securities:
Unrealized losses on securities available for sale	$1,362	$—
Other, net	923	—
Allowance for loan losses	15,751	19,988
Stock-based compensation	1,869	2,396
Deferred compensation	2,455	2,748
Affordable housing partnerships and other investments	970	929
Purchase accounting adjustments	7,712	7,186
Accrued vacation	604	729
Employee costs	759	2,044
Other	413	1,097
	$32,818	$37,117
Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$—	$(24)
Other, net	—	(639)
Basis in premises and equipment	(1,909)	(1,468)
Affordable housing partnerships and other investments	(1,769)	(2,110)
Purchase accounting adjustments	(1,262)	(2,242)
Mortgage servicing assets	(1,120)	(1,228)
Basis in core deposit and customer intangible assets	(10,955)	(7,377)
Deferred loan origination costs	(1,168)	(2,765)
	$(18,183)	$(17,853)
Net operating loss carryforward, net of valuation allowance	2,661	960
Net deferred tax assets	$17,296	$20,224

At December 31, 2017, the Company had a federal net operating loss carryforward of $2.7 million, or approximately $12.7 million pre-tax, in relation to the First Community acquisition, which is subject to limitations under Section 382 of the Internal Revenue Code.  At December 31, 2016, the Company had an Illinois net operating loss carryforward of $1.0 million, or approximately $13.0 million pre-tax, which was utilized in 2017.

At December 31, 2017, the Company also had a Florida net operating loss carryforward of $0.1 million, which will begin to expire in 2030. Due to the uncertainty as to whether the Company will be able to fully realize the Florida carryforward, the Company has a full valuation allowance of $0.1 million related to this net operating loss carryforward.  At December 31, 2016, the Company had a Florida net operating loss carryforward of $0.3 million with a full valuation allowance.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no additional valuation allowance is required for any other deferred tax assets as of December 31, 2017 and 2016.

Note 16.  Employee Benefit Plans

Employees’ Stock Ownership Plan

Prior to 2014, the First Busey Corporation Employees’ Stock Ownership Plan (“ESOP”) was available to all full-time employees who met certain age and length of service requirements.  Effective in 2014, the ESOP was frozen, all shares were fully vested and there will be no new contributions under the ESOP.  Dividends on allocated shares of common stock are distributed directly to the participants.  All shares held by the ESOP, which were acquired prior to the issuance of ASC Topic 718-40, “Employee Stock Ownership Plans”, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC Topic 718-40 for shares purchased prior to December 31, 1992.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 121,082 worth $3.6 million and 136,840 worth $4.2 million at December 31, 2017 and 2016, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and associated fair values were 42,439 worth $1.3 million and 48,222 worth $1.5 million at December 31, 2017 and 2016, respectively.

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately.  Expenses related to the employee benefit plans are $5.1 million, $4.3 million and $2.6 million at December 31, 2017, 2016 and 2015, respectively.

The Company sponsors deferred compensation plans for executive officers for deferral of compensation. While current participants in the deferred compensation plan are permitted to continue participating in the plan, it is not currently open to new participants.  The deferred compensation expense reported was $0.3 million for the years ended December 31, 2017, 2016 and 2015. The deferred compensation liability was $10.2 million and $6.8 million at December 31, 2017 and 2016, respectively.  The 2017 deferred compensation liability was impacted by the Mid Illinois acquisition and included $3.9 million which was distributed in January 2018. The 2016 deferred compensation liability included $1.1 million related to the Pulaski acquisition which was distributed in January 2017.

Note 17.  Share-based Compensation

Overview

During the first quarter of 2010, the Company adopted the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 19, 2010.  During the second quarter of 2015, the Company adopted an amendment to the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 20, 2015.

Subject to permitted adjustments for certain corporate transactions, the maximum number of shares that may be delivered to participants, or their beneficiaries, under the 2010 Equity Plan is 1,333,333 shares of First Busey common stock. To the extent that any shares of stock covered by an award (including non-vested stock awards) under the 2010 Equity Plan, or the prior plans, are not delivered for any reason, including because the award is forfeited, canceled, settled in cash or shares are withheld to satisfy tax withholding requirements, such shares will not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery and will again become available for usage under the 2010 Equity Plan. If any option granted under the 2010 Equity Plan is exercised by tendering shares of stock, only the number of shares of stock issued net of the shares of stock tendered shall be counted for purposes of these limitations.  Any shares covered under the terms of a prior First Busey plan award that would otherwise become available for reuse under the terms of the prior plan will become available for issuance under the 2010 Equity Plan.

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

The following additional limits apply to awards under the 2010 Equity Plan, however due to changes imposed by the TCJA, “performance-based compensation” only applies to arrangements subject to a written binding contract in effect on November 2, 2017, that has not subsequently been materially modified:

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

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan.  Further, the Company registered 443,619 shares of its common stock issuable in the future pursuant to First Community 2016 Equity Incentive Plan to legacy employees and directors of First Community and its subsidiaries and upon the exercise of currently outstanding equity awards under the First Community 2016 Equity Incentive Plan and the First Community Amended and Restated 2008 Equity Incentive Plan held by former employees of First Community and its subsidiaries.  Pursuant to the terms of the First Community 2016 Equity Incentive Plan, the Company may grant awards with respect to First Busey common stock to legacy employees and directors of First Community or its subsidiaries, including but not limited to non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units.

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

Under the terms of the Company’s 2010 Equity Incentive Plan and First Community 2016 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of December 31, 2017, the Company held 500,638 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At December 31, 2017 the Company had 333,334 shares that may still be purchased under the plan.

Stock Option Plan

In relation to the First Community acquisition, the Company assumed stock options that were previously issued under First Community incentive plans.  The First Community Amended and Restated 2008 Equity Incentive Plan was approved by First Community shareholders.  This plan was subsequently amended without approval by First Community shareholders to increase the number of shares available for issuance.  The First Community 2016 Equity Incentive Plan was approved by First Community shareholders.  At the effective time of the merger, each outstanding and unexercised option to purchase shares of First Community common stock held by an employee, whether vested or unvested, was converted into an option to purchase First Busey common stock.  The converted option is equal to the number of shares of such First Community stock option multiplied by the option exchange ratio (rounded down to the nearest whole share), at an exercise price per share equal to the exercise price for each share of First Community common stock subject to such First Community stock option divided by the option exchange ratio (rounded up to the nearest whole cent).  The option exchange ratio is the sum of the exchange ratio (0.396) multiplied by the closing sales price of a share of First Busey common stock on the Nasdaq Global Select Market on June 30, 2017, plus the cash consideration ($1.35), divided by the closing sales price of a share of First Busey common stock on the Nasdaq Global Select Market on June 30, 2017.  Each First Community stock option assumed and converted continues to be subject to the same terms and conditions (including vesting periods), as applicable immediately prior to the effective time of the merger.

In relation to the Pulaski acquisition, the Company assumed stock options that were previously issued under shareholder approved Pulaski incentive plans.  At the effective time of the acquisition, each outstanding option to purchase shares of Pulaski common stock was converted automatically into a stock option exercisable for that number of shares of First Busey common stock equal to (i) the number of shares of Pulaski common stock subject to the Pulaski stock option immediately prior to the effective time multiplied by (ii) the exchange ratio (rounded down to the nearest whole share), with an exercise price per share equal to (A) the exercise price per share of Pulaski common stock subject to such Pulaski stock option immediately prior to the effective time divided by (B) the exchange ratio (rounded up to the nearest whole cent). Each Pulaski stock option assumed and converted continues to be subject to the same terms and conditions, as applicable immediately prior to the effective time of the merger. All Pulaski stock options are fully vested.

A summary of the status of the Company’s stock option awards for the years ended December 31, 2017, 2016, and 2015, and the changes during the years ended on those dates is as follows:

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	209,382	$15.13	96,568	$43.64	170,026	$48.99
Converted options from Pulaski	—	—	309,700	13.29	—	—
Converted options from First Community	121,360	21.41	—	—	—	—
Exercised	(99,605)	13.74	(145,774)	15.09	—	—
Forfeited	(5,279)	23.53	(394)	13.87	(517)	58.23
Expired	(12,430)	52.40	(50,718)	58.23	(72,941)	55.99
Outstanding at end of year	213,428	$16.97	209,382	$15.13	96,568	$43.64

Exercisable at end of year	167,144	$15.16	209,382	$15.13	96,568	$43.64

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding				Options Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value

$6.89-14.05	103,055	$10.86	1.45		103,055
16.01-19.50	11,634	18.19	4.62		11,634
21.03-23.53	98,739	23.22	7.08		52,455
	213,428	$16.97	4.23	$2,581	167,144	$2,284

The Company recorded $0.2 million stock option compensation expense for the twelve months ended December 31, 2017 related to the converted options from First Community.  The Company did not record any stock option compensation expense during 2016 or 2015.  As of December 31, 2017, the Company had $0.5 million of unrecognized stock option expense. This cost is expected to be recognized over a period of 1.9 years.

Restricted Stock Unit Plan

In relation to the Pulaski acquisition, the Company also assumed performance based restricted stock unit awards.  At the effective time of the acquisition, the number of Pulaski common shares covered by each award was fixed at the target level under Pulaski’s existing plan and automatically converted into a service-based restricted stock unit award of First Busey common stock that was equal to the number of shares of Pulaski common stock multiplied by the exchange ratio.  Each assumed restricted stock unit award vested, without regard to any performance metrics, on September 30, 2017 or if applicable, the award holders’ earlier involuntary termination of employment for reasons other than cause or voluntary termination of employment for good reason, as specified in the award agreement.

A summary of the changes in the Company’s RSUs for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	552,610	$18.45	424,930	$17.10	394,624	$15.67
Converted units from Pulaski	—	—	53,004	14.25	—	—
Granted	160,532	30.34	126,669	22.44	108,945	20.07
Dividend equivalents earned	13,479	30.14	14,935	21.09	13,089	19.31
Vested	(116,498)	14.73	(54,913)	14.61	(73,777)	14.48
Forfeited	(22,360)	19.20	(12,015)	15.19	(17,951)	16.21
Outstanding at end of year	587,763	$22.68	552,610	$18.45	424,930	$17.10

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.  Dividends related to the converted Pulaski units were accumulated and paid in cash upon vesting.

The Company issued 79,459, 43,396 and 59,983 treasury shares in conjunction with the vesting of RSUs in 2017, 2016 and 2015, respectively.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

On January 25, 2017, under the terms of the 2010 Equity Incentive Plan, the Company granted 11,404 RSUs to a member of management.  As the stock price on the grant date of January 25, 2017 was $30.69, total compensation cost to be recognized is $0.4 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the award will vest 100%.

On June 13, 2017, under the terms of the 2010 Equity Incentive Plan, the Company granted 122,852 RSUs to executives and members of management.  As the stock price on the grant date of June 13, 2017 was $30.33, total compensation cost to be recognized is $3.7 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

On July 2, 2017, under the terms of the First Community 2016 Equity Incentive Plan, the Company granted 13,642 RSUs to members of management who were legacy First Community employees.  As the stock price on the grant date of July 2, 2017 was $29.32, total compensation cost to be recognized is $0.4 million.  This cost will be recognized over a period of five years.   Subsequent to the requisite service period, the awards will vest 100%.

On August 1, 2017 under the terms of the 2010 Equity Incentive Plan, the Company granted 3,209 RSUs to members of management.  As the stock price on the grant date of August 1, 2017 was $29.61, total compensation cost to be recognized is $0.1 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

On October 2, 2017 under the terms of the 2010 Equity Incentive Plan, the Company granted 9,425 RSUs to a member of management.  As the stock price on the grant date of October 2, 2017 was $31.83, total compensation cost to be recognized is $0.3 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

A description of RSUs granted in 2016 and 2015 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2016 and 2015.

Deferred Stock Unit Plan

A summary of the changes in the Company’s DSUs for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	35,038	$21.04	24,763	$19.25	18,581	$17.31
Granted	24,100	29.61	22,428	22.44	17,899	20.07
Dividend equivalents earned	2,426	30.22	2,576	21.20	1,872	19.40
Vested	(19,153)	23.18	(14,729)	20.18	(13,589)	17.69
Non-vested at end of year	42,411	$25.47	35,038	$21.04	24,763	$19.25
Outstanding at end of year	119,985	$21.00	93,459	$18.54	68,456	$17.16

On August 1, 2017, under the terms of the 2010 Equity Incentive Plan, the Company granted 17,080 DSUs to directors and under the terms of the First Community 2016 Equity Incentive Plan granted 1,250 DSUs to a director.  As the stock price on the grant date of August 1, 2017 was $29.61, total compensation cost to be recognized is $0.5 million.  These costs will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders; whichever is earlier. Further, the Company granted 5,770 DSUs, under the terms of the 2010 Equity Incentive Plan, to the Chairman of the Board.  As the stock price on the grant date of June 13, 2017 was $30.33, total compensation cost to be recognized is $0.2 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will vest 100%.

A description of DSUs granted in 2016 and 2015 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 201 6and 2015.

The Company recognized $2.6 million, $1.8 million and $1.4 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $8.4 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.6 years.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2017 (dollars in thousands):

Balance at beginning of year	$48,545
Addition due to change in relationship	5,933
New loans/advances	27,871
Repayments	(35,434)
Balance at end of year	$46,915

Total unused commitments to directors and executive officers were $25.9 million at December 31, 2017.

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

	December 31, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,300,294	$875,077
Standby letters of credit	37,231	20,145

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2017 and 2016, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Other Commitments

From time to time, the Company will sign contracts for construction projects relating to the Company’s facilities.

Lease Commitments

At December 31, 2017, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $3.7 million, $2.7 million, and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Rent commitments before considering renewal options that generally are present, were as follows at December 31, 2017 (dollars in thousands):

2018	$1,817
2019	1,503
2020	1,306
2021	825
2022	640
Thereafter	1,540
$7,631

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

Interest Rate Lock Commitments.  At December 31, 2017 and 2016, the Company had issued $51.7 million and $149.9 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At December 31, 2017 and 2016, the Company had issued $139.7 million and $400.0 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements.

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

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Fair value recorded in other assets	$675	$6,403
Fair value recorded in other liabilities	2,148	3,098

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the Consolidated Statements of Income for the twelve months ended December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Gross gains	$14,724	$25,270
Gross (losses)	(13,250)	(24,783)
Net gains	$1,474	$487

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps. Beginning in the second quarter of 2017, the Company entered into interest rate swap contracts to manage the interest rate risk exposure associated with specific commercial loan relationships, at the time such loans were originated.  The Company offsets each customer derivative with a bank counterparty.  With a notional value of $161.3 million at December 31, 2017 these contracts support variable rate, commercial loan relationships totaling $80.7 million.  While these swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate swaps recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

December 31, 2017
Fair value recorded in other assets	$262
Fair value recorded in other liabilities	262

The gross gains and losses on derivative assets and liabilities related to interest rate swaps recorded in non-interest income and expense in the Consolidated Statements of Income for the year ended December 31, 2017 are summarized as follows (dollars in thousands):

December 31, 2017
Gross gains	$262
Gross losses	(262)
Net gains (losses)	$—

First Busey had $2.0 million in cash and $0.4 million in securities pledged to secure its obligation under these contracts at December 31, 2017.

Foreign Currency Derivatives. The Company had originated certain loan agreements that settled in non-U.S. dollar denominations.  At December 31, 2017, there were no outstanding gross balances of such loans.  The Company had entered into foreign currency forward contracts to mitigate the economic effect of fluctuations in foreign currency exchange rates on non-U.S. dollar denominated loans, when balances were outstanding.  While such forward contracts generally served as an economic hedge to certain loans, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.   The gross gains and losses on

these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the twelve months ended December 31, 2017 and 2016 was insignificant.

The notional amount and fair values, denominated in U.S. dollars, of open foreign currency forward contracts were as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Notional amount	$—	$742
Fair value recorded in other liabilities	—	7

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

There were no transfers between levels during the year ended December 31, 2017 or 2016.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in ASC Topic 820.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

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

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  The fair value of derivative assets and liabilities is determined based on prices that are obtained from a third-party which uses observable market inputs.  Derivative assets and liabilities are classified as level 2 in ASC Topic 820.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2017
Securities available for sale
U.S. Treasury securities	$—	$60,348	$—	$60,348
Obligations of U.S. government corporations and agencies	—	103,665	—	103,665
Obligations of states and political subdivisions	—	280,199	—	280,199
Residential mortgage-backed securities	—	397,436	—	397,436
Corporate debt securities	—	31,034	—	31,034
Mutual funds and other equity securities	5,378	—	—	5,378
Loans
Loans held for sale	—	94,848	—	94,848
Derivative assets
Derivative financial assets	—	937	—	937
Derivative liabilities
Derivative financial liabilities	—	2,410	—	2,410

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2016
Securities available for sale
U.S. Treasury securities	$—	$74,944	$—	$74,944
Obligations of U.S. government corporations and agencies	—	79,127	—	79,127
Obligations of states and political subdivisions	—	154,938	—	154,938
Residential mortgage-backed securities	—	302,249	—	302,249
Corporate debt securities	—	143,343	—	143,343
Mutual funds and other equity securities	5,210	—	—	5,210
Loans
Loans held for sale	—	256,319	—	256,319
Derivative assets
Derivative financial assets	—	6,403	—	6,403
Derivative liabilities
Foreign currency forward contracts	—	7	—	7
Derivative financial liabilities	—	3,098	—	3,098

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2017
Impaired loans	$—	$—	$1,313	$1,313
OREO(1)	—	—	—	—

December 31, 2016
Impaired loans	$—	$—	$3,885	$3,885
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
December 31, 2017
Impaired loans	$1,313	Appraisal of collateral	Appraisal adjustments	-20.3% to -100.0% (-30.8)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2016

Impaired loans	$3,885	Appraisal of collateral	Appraisal adjustments	-19.2% to -100.0% (-38.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The carrying value for cash and cash equivalents approximates fair value and due to the short-term maturity is classified as level 1 in ASC Topic 820.  The carrying value approximates fair value for accrued interest receivable and accrued interest payable and both are classified as level 2 in ASC Topic 820. The methodologies for other financial assets and financial liabilities are discussed below:

Securities held to maturity

Fair value measurements for securities held to maturity are from an independent pricing service. The independent pricing service evaluations are based on market data.  Securities held to maturity are classified as level 2 in ASC Topic 820.

Portfolio loans, net

Our performing portfolio loans consist of variable rate, hybrid rate and fixed rate loans. For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying amount. The fair value of hybrid rate and fixed rate loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and are classified as level 3 in ASC Topic 820.  Fair value of impaired loans is discussed above.

Mortgage servicing rights

The fair value of mortgage servicing rights is estimated by discounting the future cash flows at a market rate of return and classified as level 3 in ASC Topic 820.

Other servicing rights

The fair value of other servicing rights relates to servicing that First Busey provides on Small Business Association loans and is estimated by discounting the future cash flows at a market rate of return and classified as level 3 in ASC Topic 820.

Deposits and securities sold under agreements to repurchase

The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities. The carrying amounts reported in the balance sheet for securities sold under agreements to repurchase approximate those liabilities’ fair values. Deposits and securities sold under agreements to repurchase are classified as level 2 in ASC Topic 820.

Short-term borrowings

The fair value of short-term borrowings, which includes advances from the FHLB, is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics and is classified as level 2 in ASC Topic 820.

Long-term debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt and is classified as level 2 in ASC Topic 820.

Junior subordinated debt owed to unconsolidated trusts

For variable rate instruments, fair values are based on carrying values and are classified as level 2 in ASC Topic 820.

Senior and subordinated notes, net of unamortized issuance costs

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$353,272	$353,272	$166,706	$166,706
Level 2 inputs:
Securities held to maturity	443,550	441,052	47,820	47,683
Accrued interest receivable	22,591	22,591	15,562	15,562
Level 3 inputs:
Portfolio loans, net	5,465,918	5,361,406	3,831,105	3,841,760
Mortgage servicing rights	3,680	8,635	3,074	7,803
Other servicing rights	280	901	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$6,125,965	$6,119,135	$4,374,298	$4,368,891
Securities sold under agreements to repurchase	304,566	304,566	189,157	189,157
Short-term borrowings	220,000	220,000	75,000	75,000
Long-term debt	50,000	50,000	80,000	80,000
Junior subordinated debt owed to unconsolidated trusts	71,008	71,008	70,868	70,868
Accrued interest payable	2,581	2,581	987	987
Level 3 inputs:
Senior notes, net of unamortized issuance Costs	39,404	39,104	—	—
Subordinated notes, net of unamortized issuance costs	64,715	64,350	—	—

Note 22.  Liability for Loans Sold

Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company could be required to repurchase mortgage loans sold to investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  In addition, the Company may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.  The Company records an estimated liability for probable amounts due to the Company’s loan investors under these obligations. This repurchase liability is determined based on a combination of factors including the volume of loans sold in current and previous periods; borrower default expectations; historical investor repurchase demand and appeals success rates; and estimated loss severity.  Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  The difference between the loan’s fair value and the payment made to investors as reimbursement for losses incurred is charged to the mortgage repurchase liability.  Subsequent to repurchase, such loans are carried as portfolio loans on the Company’s Consolidated Balance Sheets.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC Topic 310-30.

The liability for loans sold of $2.1 million and $2.2 million at December 31, 2017 and 2016, respectively, represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it has sold to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

Note 23.  Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing and Wealth Management.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois, St. Louis, Missouri metropolitan area, southwest Florida and through its banking center in Indianapolis, Indiana.  Banking services for Busey Bank and South Side Bank are aggregated into the Banking operating segment as they have similar operations and activities.  The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.  The “other” category consists of the Parent Company and the elimination of intercompany transactions.

The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies”. The Company accounts for intersegment revenue and transfers at current market value.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
As of December 31,	2017	2016	2017	2016
Banking	$248,660	$82,128	$7,809,738	$5,369,669
Remittance Processing	8,992	8,992	34,646	32,379
Wealth Management	11,694	11,694	32,077	28,351
Other	—	—	(15,821)	(5,229)
Totals	$269,346	$102,814	$7,860,640	$5,425,170

	Years ended December 31,
	2017	2016	2015
Net interest income:
Banking	$208,184	$156,374	$112,712
Remittance Processing	60	55	53
Wealth Management	321	266	272
Other	(5,199)	(2,035)	(1,222)
Net interest income	$203,366	$154,660	$111,815

Non-interest income:
Banking	$47,524	$41,816	$30,933
Remittance Processing	12,137	11,554	11,332
Wealth Management	27,270	23,563	23,651
Other	(2,457)	(1,764)	(1,124)
Total non-interest income	$84,474	$75,169	$64,792

Non-interest expense:
Banking	$139,521	$117,293	$86,672
Remittance Processing	8,704	8,668	8,526
Wealth Management	17,079	16,484	16,003
Other	9,122	5,417	4,104
Total non-interest expense	$174,426	$147,862	$115,305

Income before income taxes:
Banking	$110,884	$75,347	$55,374
Remittance Processing	3,493	2,941	2,859
Wealth Management	10,512	7,345	7,921
Other	(16,778)	(9,216)	(6,452)
Income before income taxes	$108,111	$76,417	$59,702

Net income:
Banking	$65,704	$48,691	$36,026
Remittance Processing	2,007	1,758	1,709
Wealth Management	6,229	4,388	4,721
Other	(11,214)	(5,143)	(3,450)
Net income	$62,726	$49,694	$39,006

Note 24.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below (dollars in thousands).

BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Cash and due from subsidiary banks	$54,946	$27,507
Securities available for sale, at fair value	836	—
Investments in subsidiaries:
Banks	1,012,396	602,197
Non-bank	26,319	25,017
Premises and equipment, net	41	301
Other assets	23,692	17,173
Total assets	$1,118,230	$672,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior notes, net of unamortized issuance costs	$39,404	$—
Subordinated notes, net of unamortized issuance costs	64,715	—
Junior subordinated debentures owed to unconsolidated trusts	71,008	70,868
Other liabilities	8,100	7,013
Total liabilities	183,227	77,881

Total stockholders’ equity	935,003	594,314
Total liabilities and stockholders’ equity	$1,118,230	$672,195

STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
Operating income:
Dividends from subsidiaries:
Pulaski Bank before bank merger	$—	$8,700	$—
Non-bank	4,000	4,000	8,000
Interest and dividend income	264	—	—
Other income	6,890	5,664	5,633
Total operating income	11,154	18,364	13,633

Expense:
Salaries, wages and employee benefits	11,398	8,879	7,658
Interest expense	5,464	2,035	1,223
Operating expense	7,060	3,967	3,203
Total expense	23,922	14,881	12,084

(Loss) income before income tax benefit and distributions (in excess of) less than net income of subsidiaries	(12,768)	3,483	1,549

Income tax benefit	5,553	4,073	3,001

(Loss) income before distributions less than (in excess of) net income of subsidiaries	(7,215)	7,556	4,550

Distributions less than (in excess of) net income of subsidiaries:
Banks	68,635	41,980	37,878
Non-bank	1,306	158	(3,422)

Net income	$62,726	$49,694	$39,006

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$62,726	$49,694	$39,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	428	198	114
Distributions less than net income of subsidiaries	(69,940)	(42,138)	(34,456)
Stock-based compensation	2,752	1,803	1,418
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,105)	1,057	(4,871)
Decrease in other liabilities	(2,703)	(3,690)	(361)
Net cash (used in) provided by operating Activities	(7,842)	6,924	850

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	—	—	14
Net cash (outlay) received for business acquisition	(61,371)	602	(33,759)
Purchases of premises and equipment	—	(3)	(2)
Net cash (used in) provided by investing activities	(61,371)	599	(33,747)

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	40,000	30,000	60,000
Redemption of SBLF preferred stock	—	—	(72,664)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock based compensation	(1,414)	(809)	(269)
Cash dividends paid	(30,707)	(22,748)	(18,619)
Repayments of long-term debt	(9,800)	—	—
Proceeds from issuance of long-term debt	98,312	—	—
Proceeds from stock options exercised	626	—	—
Common stock issuance costs	(365)	(246)	—
Cash payment for fractional shares related to Reverse Stock Split	—	—	(5)
Purchase of treasury stock	—	—	(6,296)
Net cash provided by (used in) financing activities	96,652	6,197	(37,853)

Net increase (decrease) in cash and due from subsidiary banks	27,439	13,720	(70,750)
Cash and cash equivalents, beginning of period	27,507	13,787	84,537

Cash and cash equivalents, ending of period	$54,946	$27,507	$13,787

Note 25.  Unaudited Interim Financial Data

The following table reflects summarized unaudited quarterly data for the periods described (dollars in thousands, except per share data):

	2017
	December 31	September 30	June 30	March 31

Total interest income	$70,847	$62,519	$46,009	$44,927
Total interest expense	7,801	6,578	3,643	2,914
Net interest income	63,046	55,941	42,366	42,013
Provision for loan losses	2,809	1,494	500	500
Total non-interest income	23,561	20,837	20,062	20,014
Total non-interest expense	53,100	46,939	36,768	37,619
Income before income taxes	30,698	28,345	25,160	23,908
Income taxes	18,405	9,561	8,681	8,738
Net income	$12,293	$18,784	$16,479	$15,170

Basic earnings per share	$0.25	$0.41	$0.43	$0.40
Diluted earnings per share	$0.25	$0.41	$0.43	$0.39

	2016
	December 31	September 30	June 30	March 31

Total interest income	$47,639	$47,188	$40,538	$29,524
Total interest expense	3,004	3,057	2,586	1,582
Net interest income	44,635	44,131	37,952	27,942
Provision for loan losses	1,500	1,950	1,100	1,000
Total non-interest income	19,001	20,745	18,577	16,846
Total non-interest expense	44,411	39,415	36,348	27,688
Income before income taxes	17,725	23,511	19,081	16,100
Income taxes	6,270	8,089	6,698	5,666
Net income	$11,455	$15,422	$12,383	$10,434

Basic earnings per share	$0.30	$0.40	$0.35	$0.36
Diluted earnings per share	$0.30	$0.40	$0.35	$0.36