Form 10-Q
period 2018-03-31
FIRST BUSEY CORP /NV/
filed 2018-05-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2018
Common Stock, $.001 par value	48,723,534

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Assets
Cash and cash equivalents (interest-bearing 2018 $251,199; 2017 $234,889)	$367,525	$353,272
Securities available for sale	822,101	872,682
Securities held to maturity	459,007	443,550
Securities equity investments	5,028	5,378
Loans held for sale	29,034	94,848
Portfolio loans (net of allowance for loan losses 2018 $52,649; 2017 $53,582)	5,478,804	5,465,918
Premises and equipment, net	118,985	116,913
Goodwill	267,685	269,346
Other intangible assets, net	37,212	38,727
Cash surrender value of bank owned life insurance	127,463	126,737
Deferred tax asset, net	16,619	17,296
Other assets	49,283	55,973
Total assets	$7,778,746	$7,860,640
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,651,333	$1,597,421
Interest-bearing	4,679,841	4,528,544
Total deposits	$6,331,174	$6,125,965

Securities sold under agreements to repurchase	235,311	304,566
Short-term borrowings	—	220,000
Long-term debt	50,000	50,000
Senior notes, net of unamortized issuance costs	39,438	39,404
Subordinated notes, net of unamortized issuance costs	64,684	64,715
Junior subordinated debt owed to unconsolidated trusts	71,044	71,008
Other liabilities	44,949	49,979
Total liabilities	$6,836,600	$6,925,637

Commitments and contingencies (See “Note 14: Outstanding Commitments and Contingent Liabilities”)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2018 and 2017 49,185,581	$49	$49
Additional paid-in capital	1,084,411	1,084,889
Accumulated deficit	(119,467)	(132,122)
Accumulated other comprehensive loss	(9,674)	(2,810)
Total stockholders’ equity before treasury stock	$955,319	$950,006

Common stock shares held in treasury at cost, 2018 468,342; 2017 500,638	(13,173)	(15,003)
Total stockholders’ equity	$942,146	$935,003
Total liabilities and stockholders’ equity	$7,778,746	$7,860,640

Common shares outstanding at period end	48,717,239	48,684,943

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$60,960	$40,597
Interest and dividends on investment securities:
Taxable interest income	6,413	3,603
Non-taxable interest income	1,260	727
Total interest income	$68,633	$44,927
Interest expense:
Deposits	$5,987	$2,044
Federal funds purchased and securities sold under agreements to repurchase	341	123
Short-term borrowings	476	47
Long-term debt	164	113
Senior notes	400	—
Subordinated notes	793	—
Junior subordinated debt owed to unconsolidated trusts	715	587
Total interest expense	$8,876	$2,914
Net interest income	$59,757	$42,013
Provision for loan losses	1,008	500
Net interest income after provision for loan losses	$58,749	$41,513
Non-interest income:
Trust fees	$7,514	$6,190
Commissions and brokers’ fees, net	1,096	722
Remittance processing	3,392	2,845
Fees for customer services	6,946	5,986
Mortgage revenue	1,643	2,134
Security gains, net	—	857
Other	1,895	1,280
Total non-interest income	$22,486	$20,014
Non-interest expense:
Salaries, wages and employee benefits	$28,819	$21,890
Net occupancy expense of premises	3,821	3,185
Furniture and equipment expenses	1,913	1,619
Data processing	5,231	3,598
Amortization of intangible assets	1,515	1,207
Other	9,741	6,120
Total non-interest expense	$51,040	$37,619
Income before income taxes	$30,195	$23,908
Income taxes	8,278	8,738
Net income	$21,917	$15,170
Basic earnings per common share	$0.45	$0.40
Diluted earnings per common share	$0.45	$0.39
Dividends declared per share of common stock	$0.20	$0.18

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Net income	$21,917	$15,170
Other comprehensive loss, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(8,754)	$573
Reclassification adjustment for (gains) included in net income	—	(857)
Other comprehensive loss, before tax	$(8,754)	$(284)
Income tax benefit related to items of other comprehensive income	(2,495)	(113)
Other comprehensive loss, net of tax	$(6,259)	$(171)
Comprehensive income	$15,658	$14,999

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (loss)	Stock	Total
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	15,170	—	—	15,170
Other comprehensive loss	—	—	—	(171)	—	(171)
Issuance of treasury stock for employee stock purchase plan	—	(239)	—	—	439	200
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(1,017)	—	—	914	(103)
Net issuance of stock options exercised, net of shares redeemed	—	(681)	—	—	818	137
Cash dividends common stock at $0.18 per share	—	—	(6,879)	—	—	(6,879)
Stock dividend equivalents restricted stock units at $0.18 per share	—	103	(103)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.18 per share	—	—	(6)	—	—	(6)
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Stock-based compensation	—	545	—	—	—	545

Balance, March 31, 2017	$39	$780,427	$(155,507)	$(135)	$(22,477)	$602,347

Balance, December 31, 2017	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income	—	—	21,917	—	—	21,917
Other comprehensive loss	—	—	—	(6,259)	—	(6,259)
Tax Cuts and Jobs Act (“TCJA”) of 2017 reclassification	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	—	(248)	—	—	494	246
Net issuance of stock options exercised, net of shares redeemed	—	(1,206)	—	—	1,336	130
Cash dividends common stock at $0.20 per share	—	—	(9,739)	—	—	(9,739)
Stock dividend equivalents restricted stock units at $0.20 per share	—	128	(128)	—	—	—
Stock-based compensation	—	848	—	—	—	848

Balance, March 31, 2018	$49	$1,084,411	$(119,467)	$(9,674)	$(13,173)	$942,146

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$21,917	$15,170
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	848	545
Depreciation	2,384	1,949
Amortization of intangible assets	1,515	1,207
Provision for loan losses	1,008	500
Provision for deferred income taxes	3,172	1,053
Amortization of security premiums and discounts, net	2,324	1,334
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(12)	(99)
Accretion of premiums and discounts on portfolio loans, net	(3,398)	(1,748)
Security gains, net	—	(857)
Gain on sales of mortgage loans, net of origination costs	(2,093)	(13,964)
Mortgage loans originated for sale	(97,138)	(325,525)
Proceeds from sales of mortgage loans	165,045	493,621
Net losses (gains) on disposition of premises and equipment	52	(4)
Increase in cash surrender value of bank owned life insurance	(726)	(348)
Change in assets and liabilities:
Decrease in other assets	2,845	14,372
Decrease in other liabilities	(10,401)	(6,943)
Increase (decrease) in interest payable	1,550	(94)
Decrease in income taxes receivable	4,421	6,401
Net cash provided by operating activities before activities	$93,313	$186,570

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	—	121,993
Proceeds from maturities of securities classified available for sale	43,066	47,872
Proceeds from maturities of securities classified held to maturity	8,012	874
Purchase of securities classified available for sale	(2,164)	(64,619)
Purchase of securities classified held to maturity	(24,868)	(43,126)
Change in equity securities, net	350	—
Net (increase) decrease in portfolio loans	(10,844)	13,396
Proceeds from disposition of premises and equipment	—	44
Proceeds from sale of other real estate owned (“OREO”) properties	639	3,229
Purchases of premises and equipment	(4,508)	(2,095)
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock, net	4,864	6,365
Net cash provided by investing activities	$14,547	$83,933

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in certificates of deposit	$72,764	$(23,588)
Net increase in demand, money market and savings deposits	132,493	134,967
Net decrease in securities sold under agreements to repurchase	(69,255)	(26,076)
Repayment of short-term borrowings	(220,000)	(75,000)
Cash dividends paid	(9,739)	(6,879)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	—	(1,259)
Proceeds from stock options exercised	130	137
Net cash (used in) provided by financing activities	$(93,607)	$2,302
Net increase in cash and cash equivalents	$14,253	$272,805
Cash and cash equivalents, beginning of period	$353,272	$166,706
Cash and cash equivalents, ending of period	$367,525	$439,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$7,325	$3,008
Income taxes	$—	$58
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	$348	$190

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of First Busey Corporation and its subsidiaries (“First Busey,” “Company,” “we,” or “our”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q, and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete Annual Financial Statements. Accordingly, these Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

The accompanying Consolidated Balance Sheet as of December 31, 2017, which has been derived from audited Financial Statements, and the unaudited Consolidated Financial Statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations as of the dates and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers” (“Topic 606”).  Topic 606 establishes principles for reporting information about the timing, nature, amount and uncertainty of revenue arising from the Company’s contracts to provide goods or services to customers.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of Topic 606, and non-interest income.  The Company has evaluated its non-interest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying unaudited Consolidated Financial Statements was not necessary.  The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgement involved in applying Topic 606 that significantly affects the determination of the timing and amount of revenue from contracts with customers.

Descriptions of the Company’s primary revenue generating activities that are within Topic 606, and are presented in the accompanying unaudited Consolidated Statements of Income as components of non-interest income, include trust fees, commission and brokers’ fees, net, remittance processing, and fees for customer services.  Trust fees and commission and brokers’ fees, net, represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and other fiduciary activities.  Also included are fees received from a third party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party.  Revenue is recognized when the performance obligation is completed, which is generally monthly.  Remittance processing represents transaction-based fees for pay processing solutions such as online bill payments, lockbox and walk-in payments. Revenue is recognized when the performance obligation is completed, which is generally monthly.  Fees for customer services represents general service fees for monthly account maintenance and activity or transaction-based fees and consists of transaction-based revenue, time-based revenue, or item-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

On July 2, 2017, First Busey acquired First Community Financial Partners, Inc., an Illinois corporation (“First Community”), and its wholly-owned bank subsidiary, First Community Financial Bank.  First Busey operated First Community Financial Bank as a separate bank subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s banking centers became banking centers of Busey Bank. On October 1, 2017, First Busey acquired Mid Illinois Bancorp, Inc., an Illinois corporation (“Mid Illinois”) and its wholly-owned bank subsidiary, South Side Trust & Savings Bank of Peoria (“South Side Bank”).  First Busey operated South Side Bank as a separate bank subsidiary from October 2, 2017 until March 16, 2018, when it was merged with and into Busey Bank.  At that time, South Side Bank’s banking centers became banking centers of Busey Bank.  Their operating results are included in the Company’s Financial Statements since each date of acquisition.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

In preparing the accompanying unaudited Consolidated Financial Statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of available for sale investment securities, the fair value of assets acquired and liabilities assumed in business combinations and the determination of the allowance for loan losses.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2018 through the issuance date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

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

First Busey incurred $0.1 million and $0.6 million of pre-tax expenses related to the acquisition of First Community for the three months ended March 31, 2018 and 2017, respectively, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

The following table presents the fair value estimates of First Community assets acquired and liabilities assumed as of July 2, 2017 (dollars in thousands):

As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$60,686
Securities	165,843
Loans held for sale	905
Portfolio loans	1,096,583
Premises and equipment	18,094
OREO	722
Other intangible assets	13,979
Other assets	41,755
Total assets acquired	1,398,567

Liabilities assumed:
Deposits	1,134,355
Other borrowings	125,751
Other liabilities	11,862
Total liabilities assumed	1,271,968

Net assets acquired	$126,599

Consideration paid:
Cash	$24,557
Cash payout of options and restricted stock units	6,182
Common stock	211,120
Fair value of stock options assumed	722
Total consideration paid	242,581

Goodwill	$115,982

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.1 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value.  At March 31, 2018, PCI loans related to this transaction with a carrying value of $5.1 million were outstanding, with the decrease relating to collections.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.6 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, $0.2 million was accelerated in 2017 as a result of collections.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2017, as if the acquisition had occurred January 1, 2017.  The pro forma results combine the historical results of First Community into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments for loan discount accretion, intangible assets amortization and deposit accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands, except per share amount):

Pro Forma
Three Months Ended March 31, 2017
Total revenues (net interest income plus non-interest income)	$74,885
Net income	19,111
Diluted earnings per common share	0.42

Mid Illinois Bancorp, Inc.

On October 1, 2017, the Company completed its acquisition of Mid Illinois, under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder the right to receive, either (i) $227.94 in cash, (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the cash consideration option were subject to proration under the terms of the merger agreement with Mid Illinois and ultimately received a mixture of cash and stock consideration.  First Busey operated South Side Bank as a separate bank subsidiary from October 2, 2017 until March 16, 2018, when it was merged with and into Busey Bank.  At that time, South Side Bank’s banking centers became banking centers of Busey Bank.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the date of acquisition.  An adjustment to the fair value was recorded in the first quarter of 2018 as additional information became available.  Fair values are subject to refinement for up to one year after the closing date of October 1, 2017; however, the Company does not expect any further adjustments will be necessary.  As the total consideration paid for Mid Illinois exceeded the net assets acquired, goodwill of $48.9 million was recorded as a result of the acquisition.  Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and expansion within the greater Peoria area, is not tax deductible, and was assigned to the Banking operating segment.

First Busey incurred $3.0 million of pre-tax expenses related to the acquisition of Mid Illinois for the three months ended March 31, 2018, primarily for salaries, wages and employee benefits expense, professional and legal fees and data conversion expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.  First Busey incurred $0.1 million of pre-tax expenses related to the acquisition of Mid Illinois for the three months ended March 31, 2017, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

The following table presents the fair value estimates of Mid Illinois assets acquired and liabilities assumed as of October 1, 2017 (dollars in thousands):

As Recorded by First Busey
Assets acquired:
Cash and cash equivalents	$39,443
Securities	208,003
Loans held for sale	5,031
Portfolio loans	356,651
Premises and equipment	16,551
Goodwill	—
Other intangible assets	11,531
Other assets	29,564
Total assets acquired	666,774

Liabilities assumed:
Deposits	505,917
Other borrowings	61,040
Other liabilities	10,497
Total liabilities assumed	577,454

Net assets acquired	$89,320

Consideration paid:
Cash	$40,507
Common stock	97,702
Total consideration paid	138,209

Goodwill	$48,889

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding was $362.4 million and aggregate fair value of the acquired performing loans was $357.0 million, including loans held for sale.  The difference between the aggregate principal balance outstanding and aggregate fair value of $5.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $7.6 million and the aggregate fair value of PCI loans totaled $4.7 million, which became such loans’ new carrying value.  At March 31, 2018, PCI loans related to this transaction with a carrying value of $0.9 million were outstanding, with the decrease primarily relating to a loan sale.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.1 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.

Note 3:  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and also requires additional disclosures.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The adoption of this guidance on January 1, 2018 did not change the method in which non-interest income is recognized therefore a cumulative effect adjustment to retained earnings was not necessary. Additional disclosures related to revenue recognition appears in “Note 1: Basis of Presentation.”

ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by, among other things, requiring: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets; eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the Balance Sheet; and requiring an entity to present separately in other comprehensive income (loss) the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the fair value option has been elected for the liability. ASU 2016-01 was effective on January 1, 2018 and the adoption of this guidance resulted in separate classification of equity securities previously included in available for sale securities on the Consolidated Financial Statements. There was no cumulative effect adjustment recorded with the adoption of this guidance.

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the Consolidated Balance Sheet as a lease liability and a right-of-use asset.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures. The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is lessee.

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

ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” was issued in February 2018. ASU 2018-02 allows companies to make a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the TCJA.  The Company adopted this guidance in the first quarter of 2018 with no impact on total stockholders’ equity or net income.

Note 4:  Securities

The Company held equity securities, consisting of common stock and money market mutual funds, with fair values of $5.0 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively.  Money market mutual fund balances were $4.3 million and $4.6 million at March 31, 2018 and December 31, 2017, respectively. There was $0.1 million of unrealized losses recorded in non-interest income in the accompanying unaudited Consolidated Financial Statements during the three months ended March 31, 2018 on the common stock.  There were no sales of equity securities during the three months ended March 31, 2018.

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

The amortized cost, unrealized gains and losses and fair values of securities are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018:
Available for sale
U.S. Treasury securities	$61,005	$2	$(943)	$60,064
Obligations of U.S. government corporations and agencies (1)	97,967	—	(1,774)	96,193
Obligations of states and political subdivisions	263,619	447	(3,076)	260,990
Residential mortgage-backed securities	380,783	361	(8,246)	372,898
Corporate debt securities	32,258	34	(336)	31,956
Total	$835,632	$844	$(14,375)	$822,101

Held to maturity
Obligations of states and political subdivisions	$40,464	$57	$(150)	$40,371
Commercial mortgage-backed securities	60,378	7	(1,229)	59,156
Residential mortgage-backed securities	358,165	—	(7,563)	350,602
Total	$459,007	$64	$(8,942)	$450,129

(1)   The gross unrealized gains on obligations of U.S. government corporations and agencies was less than one thousand dollars.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Available for sale
U.S. Treasury securities	$60,829	$7	$(488)	$60,348
Obligations of U.S. government corporations and agencies	104,807	1	(1,143)	103,665
Obligations of states and political subdivisions	280,216	1,160	(1,177)	280,199
Residential mortgage-backed securities	400,661	612	(3,837)	397,436
Corporate debt securities	30,946	132	(44)	31,034
Total	$877,459	1,912	(6,689)	872,682

Held to maturity
Obligations of states and political subdivisions	$41,300	$228	$(64)	$41,464
Commercial mortgage-backed securities	60,474	41	(297)	60,218
Residential mortgage-backed securities	341,776	25	(2,431)	339,370
Total	$443,550	$294	$(2,792)	$441,052

The amortized cost and fair value of debt securities as of March 31, 2018, by contractual maturity or pre-refunded date, are shown below.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$68,846	$68,697	$7,744	$7,713
Due after one year through five years	259,944	256,126	59,000	58,207
Due after five years through ten years	163,189	161,232	32,451	31,965
Due after ten years	343,653	336,046	359,812	352,244
Total	$835,632	$822,101	$459,007	$450,129

Realized gains and losses related to sales of securities are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Gross security gains	$—	$968
Gross security (losses)	—	(111)
Security gains, net	$—	$857

The tax provision for the net realized gains and losses was $0.3 million for the three months ended March 31, 2017.

Investment securities with carrying amounts of $581.2 million and $638.2 million on March 31, 2018 and December 31, 2017, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018:
Available for sale
U.S. Treasury securities	$59,843	$(943)	$—	$—	$59,843	$(943)
Obligations of U.S. government corporations and agencies	71,479	(1,111)	24,640	(663)	96,119	(1,774)
Obligations of states and political subdivisions	208,656	(2,851)	16,360	(225)	225,016	(3,076)
Residential mortgage-backed securities	260,034	(4,429)	86,846	(3,817)	346,880	(8,246)
Corporate debt securities	28,356	(336)	—	—	28,356	(336)
Total temporarily impaired securities	$628,368	$(9,670)	$127,846	$(4,705)	$756,214	$(14,375)

Held to maturity
Obligations of states and political subdivisions(1)	$28,682	$(150)	$150	$—	$28,832	$(150)
Commercial mortgage-backed securities	55,876	(1,102)	2,317	(127)	58,193	(1,229)
Residential mortgage-backed securities	350,602	(7,563)	—	—	350,602	(7,563)
Total temporarily impaired securities	$435,160	$(8,815)	$2,467	$(127)	$437,627	$(8,942)

(1)Continuous unrealized losses existing for greater than 12 months, gross was less than one thousand dollars.

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Available for sale
U.S. Treasury securities	$59,773	$(488)	$—	$—	$59,773	$(488)
Obligations of U.S. government corporations and agencies	78,610	(636)	24,831	(507)	103,441	(1,143)
Obligations of states and political subdivisions	162,213	(1,027)	12,045	(150)	174,258	(1,177)
Residential mortgage-backed securities	223,261	(1,428)	90,930	(2,409)	314,191	(3,837)
Corporate debt securities	16,176	(44)	—	—	16,176	(44)
Total temporarily impaired securities	$540,033	$(3,623)	$127,806	$(3,066)	$667,839	$(6,689)

Held to maturity
Obligations of states and political subdivisions	$17,939	$(64)	$—	$—	$17,939	$(64)
Commercial mortgage-backed securities	44,514	(214)	2,374	(83)	46,888	(297)
Residential mortgage-backed securities	277,826	(2,431)	—	—	277,826	(2,431)
Total temporarily impaired securities	$340,279	$(2,709)	$2,374	$(83)	$342,653	$(2,792)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).  The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2018 was 841, and represented a loss of 1.92% of the aggregate carrying value.  As of March 31, 2018, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at March 31, 2018.

The Company had available for sale obligations of state and political subdivisions with a fair value of $261.0 million and $280.2 million as of March 31, 2018 and December 31, 2017, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $40.4 million and $41.5 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $252.6 million of general obligation bonds and $48.8 million of revenue bonds issued by 430 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 36 states (including the District of Columbia), including eight states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 22 states, including three states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

March 31, 2018:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	91	$89,465	$88,644	$974
Wisconsin	36	23,792	23,583	655
Texas	46	25,760	25,421	553
Michigan	34	19,601	19,687	579
Ohio	20	15,120	14,962	748
Pennsylvania	18	11,011	10,984	610
New Jersey	14	6,340	6,298	450
Missouri	10	5,733	5,691	569
Other	96	58,012	57,306	597
Total general obligations bonds	365	$254,834	$252,576	$692

December 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	97	$95,340	$95,344	$983
Wisconsin	41	27,852	27,809	678
Texas	46	27,485	27,514	598
Michigan	34	19,641	19,849	584
Ohio	20	15,172	15,162	758
Pennsylvania	18	12,189	12,174	676
New Jersey	15	7,755	7,760	517
Missouri	10	5,759	5,747	575
Minnesota	8	5,657	5,667	708
Other	92	54,649	54,633	594
Total general obligations bonds	381	$271,499	$271,659	$713

The general obligation bonds are diversified across many issuers, with $4.0 million being the largest exposure to a single issuer at March 31, 2018 and December 31, 2017.  Accordingly, as of March 31, 2018 and December 31, 2017, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 99.3% had been rated by at least one nationally recognized statistical rating organization and 0.7% were unrated, based on the aggregate fair value as of March 31, 2018 and December 31, 2017.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

March 31, 2018:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$11,977	$11,911	$851
Missouri	6	7,369	7,301	1,217
Illinois	7	6,217	6,144	878
Other	38	23,686	23,429	617
Total revenue bonds	65	$49,249	$48,785	$751

December 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$12,001	$12,054	$861
Missouri	6	7,376	7,336	1,223
Illinois	7	6,477	6,456	922
Other	38	24,163	24,158	636
Total revenue bonds	65	$50,017	$50,004	$769

The revenue bonds are diversified across many issuers and revenue sources with $3.5 million and $3.6 million being the largest exposure to a single issuer at each of March 31, 2018 and December 31, 2017, respectively.  Accordingly, as of March 31, 2018 and December 31, 2017, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 99.4% had been rated by at least one nationally recognized statistical rating organization and 0.6% were unrated, based on the fair value as of March 31, 2018 and December 31, 2017.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

At March 31, 2018, all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary bank, which has adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary bank’s total capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of total capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.

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

Note 5:  Loans held for sale

Loans held for sale totaled $29.0 million and $94.8 million at March 31, 2018 and December 31, 2017, respectively.  The amount of loans held for sale decreased from December 31, 2017, due to lower origination volumes.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Premiums received on sales of mortgage loans, including fair value adjustments	$4,107	$12,151
Less direct origination costs	(3,019)	(10,387)
Less provisions to liability for loans sold	(62)	(25)
Mortgage servicing revenues	617	395
Mortgage revenue	$1,643	$2,134

Note 6:  Portfolio loans

Distributions of portfolio loans were as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Commercial	$1,431,496	$1,414,631
Commercial real estate	2,360,560	2,354,684
Real estate construction	269,125	261,506
Retail real estate	1,443,962	1,460,801
Retail other	26,310	27,878
Portfolio loans	$5,531,453	$5,519,500

Less allowance for loan losses	52,649	53,582
Portfolio loans, net	$5,478,804	$5,465,918

Net deferred loan origination costs included in the table above were $4.5 million as of March 31, 2018 and $4.1 million as of December 31, 2017.  Net accretable purchase accounting adjustments included in the table above reduced loans by $20.7 million as of March 31, 2018 and $23.6 million as of December 31, 2017.

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment.  Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices.  Loans might be originated outside of these areas, but such loans are generally residential mortgage loans originated for sale in the secondary market or are loans to existing customers of the Bank.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $5.3 billion at March 31, 2018 and December 31, 2017.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $223.0 million at March 31, 2018, compared to $193.8 million at December 31, 2017.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and non-posted and clearings) (dollars in thousands):

	March 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$1,195,019	$127,638	$48,919	$52,359	$9,927
Commercial real estate	2,164,692	125,008	26,745	43,116	13,269
Real estate construction	220,493	42,085	4,016	2,463	868
Retail real estate	1,411,995	9,069	7,980	4,792	8,506
Retail other	26,666	—	7	7	18
Total	$5,018,865	$303,800	$87,667	$102,737	$32,588

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful
Commercial	$1,175,421	$141,776	$51,366	$43,933	$5,285
Commercial real estate	2,169,420	130,056	21,151	36,482	11,997
Real estate construction	212,952	41,292	3,880	3,071	608
Retail real estate	1,436,156	6,883	5,162	4,135	6,714
Retail other	28,300	9	—	7	20
Total	$5,022,249	$320,016	$81,559	$87,628	$24,624

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

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	March 31, 2018
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
Commercial	$416	$969	$—	$9,927
Commercial real estate	578	421	175	13,269
Real estate construction	—	—	—	868
Retail real estate	5,592	1,513	799	8,506
Retail other	15	2	21	18
Total	$6,601	$2,905	$995	$32,588

	December 31, 2017
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
Commercial	$1,615	$323	$1,808	$5,285
Commercial real estate	1,856	2,737	—	11,997
Real estate construction	—	—	—	608
Retail real estate	4,840	1,355	933	6,714
Retail other	166	5	—	20
Total	$8,477	$4,420	$2,741	$24,624

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

The gross interest income that would have been recorded in the three months ended March 31, 2018 if impaired loans had been current in accordance with their original terms was $0.4 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2018.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing. A summary of restructured loans as of March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
In compliance with modified terms	$9,297	$9,873
30 – 89 days past due	78	108
Included in non-performing loans	1,975	1,919
Total	$11,350	$11,900

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

There were no performing loans classified as a TDR during the three months ended March 31, 2018 and 2017.

The gross interest income that would have been recorded in the three months ended March 31, 2018 and 2017 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2018.  There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three months ended March 31, 2017.

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

	March 31, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$12,474	$6,772	$3,297	$10,069	$2,298	$9,818
Commercial real estate	22,374	17,251	2,545	19,796	1,045	16,724
Real estate construction	1,294	1,270	—	1,270	—	847
Retail real estate	19,268	15,891	25	15,916	25	13,769
Retail other	60	39	—	39	—	40
Total	$55,470	$41,223	$5,867	$47,090	$3,368	$41,198

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$10,604	$7,192	$191	$7,383	$138	$10,184
Commercial real estate	22,218	16,472	1,964	18,436	704	15,195
Real estate construction	1,040	1,016	—	1,016	—	692
Retail real estate	18,517	14,957	25	14,982	25	13,009
Retail other	40	20	—	20	—	44
Total	$52,419	$39,657	$2,180	$41,837	$867	$39,124

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at March 31, 2018 and December 31, 2017.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.00% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of March 31, 2018, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of March 31, 2018, the Company believed this reserve remained adequate.

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

Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  During the first quarter of 2018, the Company adjusted qualitative factors for Impact of Competition, Legal & Regulatory and Net Charge-Off Trends based on current analysis.  The Company will continue to monitor its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans which did not require a related allowance for loan losses as of March 31, 2018 totaled approximately $1.7 billion.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended March 31, 2018
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan loss	3,003	1,536	2	(3,662)	129	1,008
Charged-off	(781)	(1,315)	(97)	(530)	(207)	(2,930)
Recoveries	576	56	33	245	79	989
Ending Balance	$17,577	$22,090	$2,799	$9,836	$347	$52,649

	As of and for the Three Months Ended March 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan loss	(649)	(220)	134	1,220	15	500
Charged-off	(103)	(588)	—	(451)	(90)	(1,232)
Recoveries	709	33	17	561	59	1,379
Ending Balance	$13,260	$19,848	$2,021	$12,978	$335	$48,442

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of March 31, 2018
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Amount allocated to:
Loans individually evaluated for impairment	$2,298	$1,045	$—	$25	$—	$3,368
Loans collectively evaluated for impairment	15,279	21,045	2,799	9,811	347	49,281
Ending Balance	$17,577	$22,090	$2,799	$9,836	$347	$52,649

Loans:
Loans individually evaluated for impairment	$9,277	$16,359	$689	$13,771	$39	$40,135
Loans collectively evaluated for impairment	1,421,427	2,340,764	267,855	1,428,046	26,271	5,484,363
PCI loans evaluated for impairment	792	3,437	581	2,145	—	6,955
Ending Balance	$1,431,496	$2,360,560	$269,125	$1,443,962	$26,310	$5,531,453

	As of December 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Amount allocated to:
Loans individually evaluated for impairment	$138	$704	$—	$25	$—	$867
Loans collectively evaluated for impairment	14,641	21,109	2,861	13,758	346	52,715
Ending Balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

Loans:
Loans individually evaluated for impairment	$6,572	$11,491	$435	$12,673	$20	$31,191
Loans collectively evaluated for impairment	1,407,248	2,336,248	260,490	1,445,819	27,858	5,477,663
PCI loans evaluated for impairment	811	6,945	581	2,309	—	10,646
Ending Balance	$1,414,631	$2,354,684	$261,506	$1,460,801	$27,878	$5,519,500

Note 7:  OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At March 31, 2018, the Company held $0.7 million in commercial OREO, $0.3 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2017, the Company held $1.2 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At March 31, 2018 the Company had $2.0 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning balance	$1,283	$2,518
Additions, transfers from loans	348	1,417
Additions, fair value from First Community acquisition	—	722
Additions, fair value from Mid Illinois acquisition	—	60
Proceeds from sales of OREO	(639)	(5,024)
Gain on sales of OREO	9	1,632
Valuation allowance for OREO	—	(42)
Ending balance	$1,001	$1,283

Note 8:  Deposits

The composition of deposits is as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Demand deposits, noninterest-bearing	$1,651,333	$1,597,421
Interest-bearing transaction deposit	1,212,324	1,166,170
Saving deposits and money market deposits	2,058,639	2,026,212
Time deposits	1,408,878	1,336,162
Total	$6,331,174	$6,125,965

Interest-bearing transaction deposits included $48.2 million and $45.4 million of brokered transaction deposits, including reciprocal brokered deposits, at March 31, 2018 and December 31, 2017, respectively.  Savings deposits and money market deposits included $127.3 million and $127.5 million of brokered deposits, including reciprocal brokered deposits, at March 31, 2018 and December 31, 2017, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $570.8 million and $578.9 million at March 31, 2018 and December 31, 2017, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $224.1 million and $197.9 million at March 31, 2018 and December 31, 2017, respectively.  The Company held reciprocal brokered time deposits of $59.1 million and $62.0 million at March 31, 2018 and December 31, 2017, respectively, included in the balance of time deposits.  Further, the Company held brokered deposits of $250.0 million and $247.7 million at March 31, 2018 and December 31, 2017, respectively, which are included in the balance of time deposits.

As of March 31, 2018, the scheduled maturities of time deposits, are as follows (dollars in thousands):

April 1, 2018 – March 31, 2019	$949,961
April 1, 2019 – March 31, 2020	302,299
April 1, 2020 – March 31, 2021	60,717
April 1, 2021 – March 31, 2022	50,556
April 1, 2022 – March 31, 2023	45,273
Thereafter	72
$1,408,878

Note 9:  Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities.

Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On May 5, 2017, the Company entered into a second amendment to a credit agreement with a correspondent bank to extend a revolving loan facility to the Company in the maximum principal amount of $40.0 million, with an annual interest rate of 2.50% plus the one-month LIBOR rate, which had a maturity date of April 30, 2018.  The Company had no outstanding amount on March 31, 2018 or December 31, 2017.  On April 30, 2018, the Company entered into a third amendment to extend the maturity of this revolving loan facility from April 30, 2018 to April 30, 2019, decrease the maximum principal amount from $40.0 million to $20.0 million, and amend and restate the LIBOR rate definition to an annual interest rate of 1.75% plus the one-month LIBOR rate.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	March 31, 2018	December 31, 2017
Securities sold under agreements to repurchase
Balance at end of period	$235,311	$304,566
Weighted average interest rate at end of period	0.55%	0.57%
Maximum outstanding at any month end in year-to-date period	$267,596	$304,566
Average daily balance for the year-to-date period	$258,049	$213,527
Weighted average interest rate during period(1)	0.54%	0.46%

Short-term borrowings, FHLB advances
Balance at end of period	$—	$220,000
Weighted average interest rate at end of period	—%	1.42%
Maximum outstanding at any month end in year-to-date period	$180,000	$234,600
Average daily balance for the year-to-date period	$123,889	$84,201
Weighted average interest rate during period(1)	1.48%	1.20%

(1) The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Long-term debt is summarized as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$50,000

As of March 31, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.40% to 1.71%.  The weighted average rate on the long-term advances was 1.52% as of March 31, 2018.  As of December 31, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.10% to 1.32%.  The weighted average rate on the long-term advances was 1.19% as of December 31, 2017.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.    Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $0.9 million, respectively, at March 31, 2018.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds to be used for general corporate purposes.

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

Note 10:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  The Company had $71.0 million of junior subordinated debt owed to unconsolidated trusts at March 31, 2018 and December 31, 2017.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of March 31, 2018, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15.0 billion, it is able to maintain our trust preferred proceeds as capital, but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

Note 11:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017

Net income	$21,917	$15,170
Shares:
Weighted average common shares outstanding	48,775	38,293

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	404	461

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	49,179	38,754

Basic earnings per common share	$0.45	$0.40

Diluted earnings per common share	$0.45	$0.39

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested.  Stock options, warrants and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At March 31, 2018, 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At March 31, 2017, 10,850 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 12:  Share-based Compensation

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan.  In addition, pursuant to the terms of the First Community 2016 Equity Incentive Plan, the Company may grant awards with respect to First Busey common stock to legacy employees and directors of First Community or its subsidiaries.  Permissible awards under the plan include, but are not limited to, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have a requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest on the first anniversary of the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan or the First Community 2016 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011 and stock options assumed with previous acquisitions.

Under the terms of the Company’s 2010 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of March 31, 2018, the Company held 468,342 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At March 31, 2018 the Company had 333,334 shares that may still be purchased under the plan.

The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel.  All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

A description of the 2010 Equity Incentive Plan, which was amended in 2015, can be found in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.  A description of the First Community 2016 Equity Incentive Plan can be found in the Proxy Statement of First Community Financial Partners, Inc. for the 2016 Annual Meeting of Stockholders.

Stock Option Plan

A summary of the status of and changes in the Company’s stock option awards for the three months ended March 31, 2018 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	213,428	$16.97
Exercised	(34,369)	13.62
Forfeited	(6,985)	20.72
Expired	(2,171)	16.48
Outstanding at end of period	169,903	$17.50	4.27
Exercisable at end of period	126,987	$15.47	2.80

The Company recorded $0.1 million stock option compensation expense for the three months ended March 31, 2018 related to the converted options from First Community.  The Company did not record any stock option compensation expense for the three months ended March 31, 2017.  As of March 31, 2018, the Company had $0.4 million of unrecognized stock option expense. This cost is expected to be recognized over a period of 1.6 years.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2018, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	587,763	$22.68	42,411	$25.47
Granted	—	—	—	—
Dividend equivalents earned	3,765	31.18	770	31.18
Vested	—	—	(498)	31.18
Forfeited	(834)	30.33	—	—
Non-vested at end of period	590,694	$22.72	42,683	$25.51
Outstanding at end of period	590,694	$22.72	120,755	$21.06

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company recognized $0.8 million and $0.5 million of compensation expense related to non-vested RSUs and DSUs for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there was $7.7 million of total unrecognized compensation cost related to these non-vested RSUs and DSUs.  This cost is expected to be recognized over a period of 3.4 years.

As of March 31, 2018, 891,648 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 78,690 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 313,939 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

Note 13:  Income Taxes

At March 31, 2018, the Company was not under examination by any tax authority.

Note 14:  Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company is a party to legal actions which arise in the normal course of its business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company.

Credit Commitments and Contingencies

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited Consolidated Balance Sheets.

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

	March 31, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,352,821	$1,300,294
Standby letters of credit	35,452	37,231

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2018 and December 31, 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the bank, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our unaudited Consolidated Financial Statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of March 31, 2018, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The March 31, 2018 table below includes the 1.875% increase as of January 1, 2018 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of March 31, 2018 and December 31, 2017, the Company was in compliance with the current phase of the Basel III Rule and management believes that the Company would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect (dollars in thousands).

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$847,408	14.32%	$584,466	9.875%	$591,864	10.00%
Busey Bank	$810,264	13.77%	$581,090	9.875%	$588,446	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$729,259	12.32%	$466,093	7.875%	$473,492	8.00%
Busey Bank	$757,615	12.87%	$463,401	7.875%	$470,757	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$655,259	11.07%	$377,314	6.375%	$384,712	6.50%
Busey Bank	$757,615	12.87%	$375,134	6.375%	$382,490	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$729,259	9.89%	$295,060	4.00%	N/A	N/A
Busey Bank	$757,615	10.31%	$293,809	4.00%	$367,262	5.00%

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$837,183	14.15%	$547,265	9.25%	$591,638	10.00%
Busey Bank	$704,807	12.78%	$509,978	9.25%	$551,327	10.00%
South Side Bank	$84,914	22.61%	$34,744	9.25%	$37,561	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$718,101	12.14%	$428,937	7.25%	$473,310	8.00%
Busey Bank	$651,432	11.82%	$399,713	7.25%	$441,062	8.00%
South Side Bank	$84,707	22.55%	$27,232	7.25%	$30,049	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$644,633	10.90%	$340,192	5.75%	$384,565	6.50%
Busey Bank	$651,432	11.82%	$317,013	5.75%	$358,363	6.50%
South Side Bank	$84,707	22.55%	$21,598	5.75%	$24,415	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$718,101	9.78%	$293,588	4.00%	N/A	N/A
Busey Bank	$651,432	9.80%	$265,847	4.00%	$332,309	5.00%
South Side Bank	$84,707	12.75%	$26,571	4.00%	$33,214	5.00%

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

The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Banking	$246,999	$248,660	$7,722,957	$7,809,738
Remittance Processing	8,992	8,992	35,465	34,646
Wealth Management	11,694	11,694	31,200	32,077
Other	—	—	(10,876)	(15,821)
Totals	$267,685	$269,346	$7,778,746	$7,860,640

	Three Months Ended March 31,
	2018	2017
Net interest income:
Banking	$61,416	$42,542
Remittance Processing	16	14
Wealth Management	94	56
Other	(1,769)	(599)
Total net interest income	$59,757	$42,013

Non-interest income:
Banking	$10,897	$10,454
Remittance Processing	3,783	3,024
Wealth Management	8,641	7,017
Other	(835)	(481)
Total non-interest income	$22,486	$20,014

Non-interest expense:
Banking	$41,386	$29,290
Remittance Processing	2,466	2,112
Wealth Management	4,911	3,964
Other	2,277	2,253
Total non-interest expense	$51,040	$37,619

Income before income taxes:
Banking	$29,919	$23,206
Remittance Processing	1,333	926
Wealth Management	3,824	3,109
Other	(4,881)	(3,333)
Total income before income taxes	$30,195	$23,908

Net income:
Banking	$21,845	$14,749
Remittance Processing	953	554
Wealth Management	2,764	1,848
Other	(3,645)	(1,981)
Total net income	$21,917	$15,170

Note 17:  Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors, and interest rate swaps.  See “Note 18: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At March 31, 2018 and December 31, 2017, the Company had issued $72.1 million and $51.7 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At March 31, 2018 and December 31, 2017, the Company had issued $90.9 million and $139.7 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Fair value recorded in other assets	$732	$675
Fair value recorded in other liabilities	972	2,148

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 are summarized as follows (dollars in thousands):

	March 31, 2018	March 31, 2017
Gross gains	$732	$3,865
Gross (losses)	(1,054)	(3,791)
Net (losses) gains	$(322)	$74

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps. Beginning in the second quarter of 2017, the Company entered into interest rate swap contracts to manage the interest rate risk exposure associated with specific commercial loan relationships, at the time such loans were originated.  The Company offsets each customer derivative with a bank counterparty.  With a notional values of $170.7 million and $161.3 million at March 31, 2018 and December 31, 2017, respectively, these contracts support variable rate, commercial loan relationships totaling $85.4 million and $80.7 million, respectively.  While these swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Fair value recorded in other assets	$1,216	$262
Fair value recorded in other liabilities	1,216	262

The gross gains and losses on derivative assets and liabilities related to interest rate swaps recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three months ended March 31, 2018 are summarized as follows (dollars in thousands):

March 31, 2018
Gross gains	$954
Gross losses	(954)
Net gains (losses)	$—

First Busey had $0.3 million in securities pledged to secure its obligation under these contracts at March 31, 2018.  First Busey had $2.0 million in cash and $0.4 million in securities pledged to secure its obligation under contracts at December 31, 2017.

Note 18:  Fair Value Measurements

The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

There were no transfers between levels during the quarter ended March 31, 2018.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 2 measurements. The Company obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

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

Securities Equity Investments. Securities classified as equity investments are reported at fair value utilizing level 1 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in ASC Topic 820.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2018
Fair value adjusted through comprehensive income:
Securities available for sale
U.S. Treasury securities	$—	$60,064	$—	$60,064
Obligations of U.S. government corporations and agencies	—	96,193	—	96,193
Obligations of states and political subdivisions	—	260,990	—	260,990
Residential mortgage-backed securities	—	372,898	—	372,898
Corporate debt securities	—	31,956	—	31,956
Fair value adjusted through current period earnings:
Securities equity investments	5,028	—	—	5,028
Loans held for sale	—	29,034	—	29,034
Derivative assets	—	1,948	—	1,948
Derivative liabilities	—	2,188	—	2,188

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2017
Securities available for sale
U.S. Treasury securities	$—	$60,348	$—	$60,348
Obligations of U.S. government corporations and agencies	—	103,665	—	103,665
Obligations of states and political subdivisions	—	280,199	—	280,199
Residential mortgage-backed securities	—	397,436	—	397,436
Corporate debt securities	—	31,034	—	31,034
Securities equity investments	5,378	—	—	5,378
Loans held for sale	—	94,848	—	94,848
Derivative assets	—	937	—	937
Derivative liabilities	—	2,410	—	2,410

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2018
Impaired loans	$—	$—	$2,499	$2,499
OREO(1)	—	—	—	—

December 31, 2017
Impaired loans	$—	$—	$1,313	$1,313
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
March 31, 2018
Impaired loans	$2,499	Appraisal of collateral	Appraisal adjustments	-18.7% to -100.0% (-48.4)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%
December 31, 2017
Impaired loans	$1,313	Appraisal of collateral	Appraisal adjustments	-20.3% to -100.0% (-30.8)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$367,525	$367,525	$353,272	$353,272
Level 2 inputs:
Securities held to maturity	459,007	450,129	443,550	441,052
Accrued interest receivable	21,507	21,507	22,591	22,591
Level 3 inputs:
Portfolio loans, net	5,478,804	5,433,076	5,465,918	5,361,406
Mortgage servicing rights	3,545	10,745	3,680	8,635
Other servicing rights	353	947	280	901

Financial liabilities:
Level 2 inputs:
Time deposits(2)	$1,408,878	$1,397,240	$—	$—
Deposits(2)	—	—	6,125,965	6,119,135
Securities sold under agreements to repurchase	235,311	235,311	304,566	304,566
Short-term borrowings	—	—	220,000	220,000
Long-term debt	50,000	50,000	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	71,044	71,044	71,008	71,008
Accrued interest payable	4,131	4,131	2,581	2,581
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,438	38,477	39,404	39,104
Subordinated notes, net of unamortized issuance costs	64,684	63,366	64,715	64,350

(2)In connection with the adoption of ASU 2016-01 in 2018, only deposits with stated maturities are required to be disclosed.

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 19:  Liability for Loans Sold

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

The liability for loans sold of $2.2 million and $2.1 million at March 31, 2018 and December 31, 2017, respectively, represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it has sold to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey at March 31, 2018 (unaudited), as compared with December 31, 2017 and March 31, 2017 (unaudited), and the results of operations for the three months ended March 31, 2018 (unaudited), as compared to the three months ended December 31, 2017 (unaudited) and March 31, 2017 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

EXECUTIVE SUMMARY

Operating Results

First Busey’s net income for the first quarter of 2018 was $21.9 million, or $0.45 per diluted common share. The Company reported net income of $12.3 million, or $0.25 per diluted common share for the fourth quarter of 2017 and net income of $15.2 million, or $0.39 per diluted common share for the first quarter of 2017.  Adjusted net income(1) for the first quarter of 2018 was $24.9 million, or $0.51 per diluted common share compared to $22.5 million, or $0.46 per diluted common share, for the fourth quarter of 2017 and $15.8 million, or $0.41 per diluted common share, for the first quarter of 2017.

In addition to the Company’s organic growth, first quarter of 2018 results compared to the first quarter of 2017 benefitted from the acquisition of First Community, since the closing of the transaction on July 2, 2017 and Mid Illinois, since the closing of the transaction on October 1, 2017.

For the first quarter of 2018, return on average assets and return on average tangible common equity was 1.16% and 14.18%, respectively, on a basis in accordance with GAAP.  Based on adjusted net income(1), return on average assets was 1.32% and return on average tangible common equity was 16.13% for the same period.

The Company views certain non-operating items including, but not limited to, acquisition and restructuring charges, as adjustments to net income.  Non-operating adjustments for the first quarter of 2018 include $1.7 million in compensation and severance and $2.3 million in legal, data processing conversion and other expenses related to acquisitions. The reconciliation of non-GAAP measures (including adjusted net income, adjusted efficiency ratio, adjusted return on average assets (“ROA”), return on average tangible common equity, tangible book value and tangible book value per share), which the Company believes facilitates the assessment of its banking operations and peer comparability, is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 53.4% of the Company’s non-interest income for the quarter ended March 31, 2018, providing a balance to revenue from traditional banking activities.

Trust fees and commissions and brokers’ fees of $8.6 million for the first quarter of 2018 increased from $7.7 million for the fourth quarter of 2017 and $6.9 million for the first quarter of 2017. Net income from the wealth management segment increased to $2.8 million for the first quarter of 2018, compared to $1.5 million or a notable 88.2% increase from the fourth quarter of 2017 and $1.8 million or 49.6% increase from the first quarter of 2017.  Market expansion and strong performance from Busey Ag Services, a wealth management division of Busey Bank, contributed to the positive results.  Busey Wealth Management ended the first quarter of 2018 with $6.9 billion in assets under care, a 15.9% increase from the fourth quarter of 2017 creating positive momentum going forward.

Remittance processing revenue of $3.4 million for the first quarter of 2018 increased from $2.8 million for the first and fourth quarters of 2017.  Net income from the remittance processing segment was $1.0 million for the first quarter of 2018, an increase from $0.4 million for the fourth quarter of 2017 and $0.6 million for the first quarter of 2017.  The positive 2018 results are a reflection of new customer activity and volume increases from existing customers.

(1)For a reconciliation of adjusted net income, a non-GAAP financial measure, see “Non-GAAP Financial Information.”

We continue to focus on our Company’s organic growth and to evaluate and execute on acquisitions which fit our strategy.  New partnerships with talented bankers in St. Louis, Peoria and the Chicagoland area bring an expanding pool of business opportunities to generate value and diversity across new markets.

Asset Quality

While much internal focus has been directed toward growth, the Company’s commitment to credit quality remains strong.  As of March 31, 2018, the Company reported non-performing loans of $33.6 million compared to $27.4 million as of December 31, 2017.  During the first quarter of 2018, the Company completed its integration of the First Community credit process and as a result, identified two former First Community large commercial relationships to be placed on non-accrual.  The Company is actively working to resolve these relationships.  Non-performing assets were 0.6% of total portfolio loans and non-performing assets as of March 31, 2018 compared to 0.5% as of December 31, 2017.

The Company recorded net charge-offs of $1.9 million for the first quarter of 2018 compared to net charge-offs of $0.3 million for the fourth quarter of 2017.  The allowance for loan losses as a percentage of portfolio loans was 0.95% at March 31, 2018 compared to 0.97% at December 31, 2017.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The Company recorded a provision for loan losses of $1.0 million in the first quarter of 2018, compared to $2.8 million in the fourth quarter of 2017 and $0.5 million in the first quarter of 2017.

With a continued commitment to asset quality and the strength of our Consolidated Balance Sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2018	2017	2017	2017
Portfolio loans	$5,531,453	$5,519,500	$5,085,864	$3,920,464
Commercial loans(1)	4,061,181	4,030,821	3,782,463	2,828,261
Allowance for loan losses	52,649	53,582	51,035	49,201
Non-performing loans
Non-accrual loans	32,588	24,624	27,430	18,935
Loans 90+ days past due	995	2,741	439	1,123
Loans 30-89 days past due	9,506	12,897	11,556	6,953
OREO	1,001	1,283	1,172	480
Non-performing assets to portfolio loans and non- performing assets	0.6%	0.5%	0.6%	0.5%
Allowance as a percentage of non-performing loans	156.8%	195.80%	183.1%	245.3%
Allowance for loan losses to portfolio loans	0.95%	0.97%	1.0%	1.3%

 (1)Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

The Company has 44 banking centers serving Illinois.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, well-recognized and stable organizations.  Those organizations, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.  The First Community acquisition provided the Company entrance into the demographically and economically attractive southwest suburban markets of the greater Chicagoland area and is part of the Company’s strategy of expanding into markets with both population and commercial density in the Midwest.

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

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis.  Tax-equivalent basis assumes an income tax rate of 26% in 2018 and 35% in 2017.  Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets.  A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets.  After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets.  In addition to yield, various other risks are factored into the evaluation process.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

							Change in income/
	2018			2017			expense due to
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
				(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$118,327	$423	1.45%	$92,593	$178	0.78%	$46	$199	$245
Investment securities
U.S. Government obligations	161,572	649	1.63%	147,205	453	1.25%	47	149	196
Obligations of states and political subdivisions(1)	309,252	2,087	2.74%	195,106	1,433	2.98%	779	(125)	654
Other securities	840,078	4,958	2.39%	467,937	2,658	2.30%	2,193	107	2,300
Loans held for sale	39,294	350	3.61%	138,861	1,238	3.62%	(887)	(1)	(888)
Portfolio loans(1) (2)	5,507,860	60,930	4.49%	3,861,937	39,680	4.17%	18,010	3,240	21,250
Total interest-earning assets(1) (3)	$6,976,383	$69,397	4.03%	$4,903,639	$45,640	3.77%	$20,188	$3,569	$23,757

Cash and due from banks	108,728			79,091
Premises and equipment	118,356			78,280
Allowance for loan losses	(54,637)			(48,709)
Other assets	515,069			277,679
Total Assets	$7,663,899			$5,289,980

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,162,692	$670	0.23%	$1,016,353	$280	0.11%	$45	$345	$390
Savings and money market deposits	2,026,948	1,519	0.30%	1,455,878	579	0.16%	245	695	940
Time deposits	1,378,520	3,798	1.12%	778,546	1,185	0.62%	1,274	1,339	2,613
Short-term borrowings:
Repurchase agreements	258,049	341	0.54%	165,785	123	0.30%	91	127	218
Other (4)	123,889	476	1.56%	20,278	47	0.94%	380	49	429
Long-term debt(5)	154,120	1,357	3.57%	80,000	113	0.57%	187	1,057	1,244
Junior subordinated debt owed to unconsolidated trusts	71,010	715	4.08%	70,870	587	3.36%	1	127	128
Total interest-bearing liabilities	$5,175,228	$8,876	0.70%	$3,587,710	$2,914	0.33%	$2,223	$3,739	$5,962

Net interest spread(1)			3.33%			3.44%

Noninterest-bearing deposits	1,497,136			1,066,978
Other liabilities	57,773			39,882
Stockholders’ equity	933,762			595,410
Total Liabilities and Stockholders’ Equity	$7,663,899			$5,289,980

Interest income / earning assets(1) (3)	$6,976,383	$69,397	4.03%	$4,903,639	$45,640	3.77%
Interest expense / earning assets	$6,976,383	$8,876	0.51%	$4,903,639	$2,914	0.24%

Net interest margin(1)		$60,521	3.52%		$42,726	3.53%	$17,965	$(170)	$17,795

(1)On a tax-equivalent basis assuming an income tax rate of 26% in 2018 and 35% in 2017.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes a tax-equivalent adjustment of $0.8 million and $0.7 million at March 31, 2018 and 2017, respectively.

(4)Includes federal funds purchased, FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)Includes FHLB long-term debt, senior notes and subordinated notes.

(6)Annualized.

The Consolidated Average Balance Sheets and interest rates were impacted by the 2017 acquisitions of First Community and Mid Illinois, along with organic growth.  Total average interest-earning assets increased $2.1 billion, or 42.3%, to $7.0 billion for the three month period ended March 31, 2018, as compared to $4.9 billion for the same period in 2017.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities and our loan growth contributed to a positive effect on net interest margin.  Total average interest-bearing liability balances increased $1.6 billion, or 44.2%, to $5.2 billion for the three month period ended March 31, 2018, as compared to $3.6 billion for the same period in 2017.

Interest income, on a tax-equivalent basis, increased $23.7 million, or 52.1%, to $69.4 million for the three month period ended March 31, 2018, as compared to $45.7 million in the same period of 2017. The interest income increase related primarily to the increase in loan volumes.  Interest expense increased during the three month period ended March 31, 2018 by $6.0 million to $8.9 million from $2.9 million in the same period of 2017. The interest expense increase was primarily the result of the increase in deposits and borrowings related to the 2017 acquisitions of First Community and Mid Illinois.

Net interest income, on a tax-equivalent basis, increased $18.0 million for the three month period ended March 31, 2018, as compared to the same period of 2017.  The Federal Open Market Committee announced on March 21, 2018 that the federal funds rate increased from 1.50% to 1.75%.  The Company expects this increase in interest rates to be modestly favorable to net interest income in 2018; however, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, was 3.52% for the three month period ended March 31, 2018, compared to 3.53% for the same period in 2017.  Net of purchase accounting accretion and amortization(1), the net interest margin for the three month period ended March 31, 2018 was 3.32%, a decrease from 3.38% for the same period in 2017.  Changes in net interest margin were driven by the pricing on deposits obtained through the Mid Illinois acquisition.

Quarterly net interest margins for 2018 and 2017 were as follows:

	2018	2017
First Quarter	3.52%	3.53%
Second Quarter	—	3.47%
Third Quarter	—	3.60%
Fourth Quarter	—	3.68%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.33% for the three month period ended March 31, 2018, compared to 3.44% for the same period in 2017.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for accounting policies underlying the recognition of interest income and expense.

(1)For a reconciliation of net interest margin net of purchase accounting accretion and amortization, see “Non-GAAP Financial Information.”

Non-interest income (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Trust fees	$7,514	$6,190	$1,324	21.4%
Commissions and brokers’ fees, net	1,096	722	374	51.8%
Remittance processing	3,392	2,845	547	19.2%
Fees for customer services	6,946	5,986	960	16.0%
Mortgage revenue	1,643	2,134	(491)	(23.0)%
Security gains, net	—	857	(857)	(100.0)%
Other income	1,895	1,280	615	48.0%
Total non-interest income	$22,486	$20,014	$2,472	12.4%

Total non-interest income of $22.5 million for the three month period ended March 31, 2018 increased by 12.4% as compared to $20.0 million for the same period in 2017.  The increase reflects organic growth as well as the 2017 acquisitions of First Community and Mid Illinois.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased to $8.6 million for the three months ended March 31, 2018 compared to $6.9 million for the three months ended March 31, 2017.  Market expansion and increasing assets under care drove fee income.  Further, two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in these acquired bank markets is expected to provide attractive growth opportunities in future periods.

Remittance processing revenue of $3.4 million for the three months ended March 31, 2018 increased compared to $2.8 million for the same period of 2017.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services increased to $6.9 million for the three month period ended March 31, 2018 as compared to $6.0 million for the same period of 2017.  Evolving regulation, product changes and changing behaviors by our client base may cause modest fluctuations in the revenue derived from charges on deposit accounts.

Mortgage revenue decreased to $1.6 million for the three month period ended March 31, 2018 compared to $2.1 million for the same period of 2017.  The first quarter of 2018 reflected the realignment of mortgage origination resources to the Company’s current market through the sale of certain mortgage locations in the fourth quarter of 2017.

Security gains, net, vary based on the Company’s decisions around selling securities.  In the first quarter of 2017, the Company sold 100% risk weighted investments and reinvested in 20% risk weighted investments at higher yields to better manage capital, while also producing higher future returns.

Other income increased 48.0% for the three months ended March 31, 2018 compared to the same period of 2017 across multiple revenue sources.

Non-interest expense (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Salaries, wages and employee benefits	$28,819	$21,890	$6,929	31.7%
Net occupancy expense of premises	3,821	3,185	636	20.0%
Furniture and equipment expenses	1,913	1,619	294	18.2%
Data processing	5,231	3,598	1,633	45.4%
Amortization of intangible assets	1,515	1,207	308	25.5%
Other expense	9,741	6,120	3,621	59.2%
Total non-interest expense	$51,040	$37,619	$13,421	35.7%

Income taxes	$8,278	$8,738	$(460)	(5.3)%
Effective rate on income taxes	27.4%	36.5%

Efficiency ratio	59.7%	58.8%
Full-time equivalent employees as of period-end	1,278	1,251

Total non-interest expense of $51.0 million for the three month period ended March 31, 2018 increased by $13.4 million as compared to $37.6 million for the same period in 2017.  Pre-tax non-operating expenses of $3.5 million impacted the first quarter of 2018 while pre-tax non-operating expenses of $1.0 million impacted the first quarter of 2017.  We continue to examine expenses across all areas of the Company and remain focused on expense discipline, with an emphasis on the ones outlined below.

Salaries, wages and employee benefits expense of $28.8 million increased $6.9 million for the three month period ended March 31, 2018 as compared to the same period in 2017, primarily as a result of an increased number of employees resulting from the First Community and Mid Illinois acquisitions.  In addition, the first quarter of 2018 was negatively impacted by $1.7 million in restructuring costs designed to address the changing needs of our organization as we seek to balance growth with efficiency.  Full-time equivalent employees totaled 1,278 at March 31, 2018, down from 1,347 at December 31, 2017, and up from 1,251 at March 31, 2017.

Combined net occupancy expense of premises and furniture and equipment expenses of $5.7 million for the three month period ended March 31, 2018, increased compared to $4.8 million in the same period in 2017. The 2017 acquisitions added 21 banking centers.  We continue to evaluate our banking center network and five banking centers were closed in the first quarter of 2018.

Data processing expense for the three month period ended March 31, 2018 of $5.2 million increased from $3.6 million for the same period of 2017.  Variances are largely related to payment of deconversion expenses related to acquisitions.

Amortization of intangible assets increased for the three month period ended March 31, 2018 compared to the same period in 2017 as a result of the First Community and Mid Illinois acquisitions.

Other expense of $9.7 million for the three month period ended March 31, 2018 increased $3.6 million compared to the same period in 2017.   Variances are across multiple expense categories, including fees around acquisitions.

The effective rate on income taxes, or income taxes divided by income before taxes, of 27.4% for the three months ended March 31, 2018, was lower than the combined federal and state statutory rate of approximately 28% due to tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income. The effective tax rate for the first quarter of 2018 also included the tax impact of the sale of certain assets in conjunction with the Mid Illinois acquisition. Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%.   Effective January 1, 2018 in connection with the TCJA, the corporate federal tax rate was reduced from 35.0% to 21.0%.

The efficiency ratio(1) represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 59.7% for the three month period ended March 31, 2018 increased from 58.8% in the comparable period in 2017.  Operating costs have been influenced by acquisitions and the adjusted efficiency ratio(1), excluding the impact of such acquisition costs among other items, was 55.4% and 57.3% for the three month periods ended March 31, 2018 and 2017, respectively.  While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years. Further, the Company expects to see greater operating efficiencies from the South Side integration beginning in the second quarter of 2018.  We will continue to examine appropriate avenues to improve efficiency.

(1)For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Non-GAAP Financial Information.”

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	March 31, 2018	December 31, 2017	$ Change	% Change
Assets
Securities available for sale	$822,101	$872,682	$(50,581)	(5.8)%
Securities held to maturity	459,007	443,550	15,457	3.5%
Loans held for sale	29,034	94,848	(65,814)	(69.4)%
Portfolio loans, net	5,478,804	5,465,918	12,886	0.2%

Total assets	$7,778,746	$7,860,640	$(81,894)	(1.0)%

Liabilities
Deposits:
Noninterest-bearing	$1,651,333	$1,597,421	$53,912	3.4%
Interest-bearing	4,679,841	4,528,544	151,297	3.3%
Total deposits	$6,331,174	$6,125,965	$205,209	3.3%

Securities sold under agreements to repurchase	$235,311	$304,566	$(69,255)	(22.7)%
Short-term borrowings	—	220,000	(220,000)	(100.0)%
Long-term debt	50,000	50,000	—	—%
Senior notes, net of unamortized issuance costs	39,438	39,404	34	0.1%
Subordinated notes, net of unamortized issuance costs	64,684	64,715	(31)	—%
Junior subordinated debt owed to unconsolidated trusts	71,044	71,008	36	0.1%

Total liabilities	$6,836,600	$6,925,637	$(89,037)	(1.3)%

Stockholders’ equity	$942,146	$935,003	$7,143	0.8%

In the first quarter of 2018, we continued to emphasize our key priorities - balance sheet strength, profitability and growth -achieved within a framework of safety and soundness. Our capital position remains strong and we continue to focus on a sound credit foundation.  We believe our emphasis on commercial banking and wealth management, supplemented by our remittance processing activities, will drive growth in 2018 and beyond.

Loans Held for Sale

Loans held for sale totaled $29.0 million and $94.8 million at March 31, 2018 and December 31, 2017, respectively.  The amount of loans held for sale decreased from December 31, 2017, due to lower origination volumes in 2018.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	March 31, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$991,144	$400,725	$17,244	$22,383	$1,431,496
Commercial real estate	1,491,832	573,007	160,651	135,070	2,360,560
Real estate construction	89,715	87,280	11,166	80,964	269,125
Retail real estate	825,913	497,054	100,964	20,031	1,443,962
Retail other	24,489	684	1,040	97	26,310
Portfolio loans	$3,423,093	$1,558,750	$291,065	$258,545	$5,531,453

Less allowance for loan losses					52,649
Portfolio loans, net					$5,478,804

	December 31, 2017
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$974,392	$378,424	$19,005	$42,810	$1,414,631
Commercial real estate	1,505,819	547,200	147,360	154,305	2,354,684
Real estate construction	87,084	74,662	26,209	73,551	261,506
Retail real estate	835,287	509,500	98,112	17,902	1,460,801
Retail other	26,230	685	961	2	27,878
Portfolio loans	$3,428,812	$1,510,471	$291,647	$288,570	$5,519,500

Less allowance for loan losses					53,582
Portfolio loans, net					$5,465,918

Portfolio loans increased $12.0 million, or 0.2%, as of March 31, 2018 compared to December 31, 2017.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $30.4 million from December 31, 2017.  Retail real estate and retail other loans decreased $18.4 million from December 31, 2017.  First quarter 2018 loan growth was driven by organic originations, particularly in the Missouri market.  Relationship banking, rather than transactional banking, remains a focus for the Company.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Allowance for Loan Losses

Our allowance for loan losses was $52.6 million, or 0.95% of portfolio loans, and $53.6 million, or 0.97% of portfolio loans, at March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses was $1.0 million and $0.5 million at March 31, 2018 and 2017, respectively.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.   However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Non-accrual loans	$32,588	$24,624	$27,430	$20,544
Loans 90+ days past due and still accruing	995	2,741	439	311
Total non-performing loans	$33,583	$27,365	$27,869	$20,855

OREO	$1,001	$1,283	$1,172	$739

Total non-performing assets	$34,584	$28,648	$29,041	$21,594

Allowance for loan losses	$52,649	$53,582	$51,035	$48,442
Allowance for loan losses to portfolio loans	0.95%	0.97%	1.00%	1.25%
Allowance for loan losses to non-performing loans	156.8%	195.8%	183.1%	232.3%
Non-performing loans to portfolio loans, before allowance for loan losses	0.6%	0.5%	0.5%	0.5%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.6%	0.5%	0.6%	0.6%

Total non-performing assets were $34.6 million at March 31, 2018, compared to $28.6 million at December 31, 2017.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.6% on March 31, 2018.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $88.2 million at March 31, 2018, compared to $70.4 million at December 31, 2017.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2018, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving loan facility, or to utilize brokered deposits.

As of March 31, 2018, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At March 31, 2018 and December 31, 2017 the Company had outstanding standby letters of credit of $35.5 million and $37.2 million, respectively, and commitments to extend credit of $1.4 billion and $1.3 billion, respectively, to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of March 31, 2018, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary bank.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2018, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary bank to maintain a total capital to total risk-weighted asset ratio of not less than 9.875%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.875%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 6.375% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of March 31, 2018, First Busey had a total capital to total risk-weighted asset ratio of 14.32%, a Tier 1 capital to risk-weighted asset ratio of 12.32%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.07% and a Tier 1 leverage ratio of 9.89%; Busey Bank had ratios of 13.77%, 12.87%, 12.87% and 10.31%, respectively.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP.  These measures include adjusted net income, adjusted ROA, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets and return on average common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions.  Management also uses these measures for peer comparisons.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and ROA

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Net income	$21,917	$12,293	$15,170
Acquisition expenses
Salaries, wages and employee benefits	1,233	120	—
Data processing	372	1,268	—
Other (includes professional and legal)	1,950	1,569	756
Other restructuring costs
Salaries, wages and employee benefits	417	496	—
Other	—	20	215
Related tax benefit	(967)	(1,330)	(347)
Tax Cuts and Jobs Act related adjustment	—	8,098	—
Adjusted net income	$24,922	$22,534	$15,794

Average total assets	$7,663,899	$7,632,019	$5,289,980

Reported: ROA(1)	1.16%	0.64%	1.16%
Adjusted: ROA(1)	1.32%	1.17%	1.21%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Reported: Net interest income	$59,757	$63,046	$42,013
Tax-equivalency adjustment	764	1,192	713
Less: Purchase accounting amortization	(3,410)	(5,848)	(1,851)
Adjusted: Net interest income	$57,111	$58,390	$40,875

Average interest-earning assets	$6,976,383	$6,932,750	$4,903,639

Reported: Net interest margin(1)	3.52%	3.68%	3.53%
Adjusted: Net Interest margin(1)	3.32%	3.34%	3.38%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Reported: Net Interest income	$59,757	$63,046	$42,013
Tax-equivalency adjustment	764	1,192	713
Tax equivalent interest income	$60,521	$64,238	$42,726

Reported: Non-interest income	22,486	23,561	20,014
Less: Security gains, net	—	—	(857)
Adjusted: Non-interest income	$22,486	$23,561	$19,157

Reported: Non-interest expense	51,040	53,100	37,619
Less:
Amortization	(1,515)	(1,570)	(1,207)
Non-operating adjustments:
Salaries, wages and employee benefits	(1,650)	(616)	—
Data processing	(372)	(1,268)	—
Other	(1,505)	(1,589)	(971)
Adjusted: Non-interest expense	$45,998	$48,057	$35,441

Reported: Efficiency ratio	59.66%	58.69%	58.84%
Adjusted: Efficiency ratio	55.41%	54.74%	57.27%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Total assets	$7,778,746	$7,860,640	$5,438,935
Less:
Goodwill and other intangible assets, net	(304,897)	(308,073)	(120,069)
Tax effect of goodwill and other intangible assets, net	9,675	11,039	6,909
Tangible assets	$7,483,524	$7,563,606	$5,325,775

Total stockholders’ equity	942,146	935,003	602,347
Less:
Goodwill and other intangible assets, net	(304,897)	(308,073)	(120,069)
Tax effect of goodwill and other intangible assets, net	9,675	11,039	6,909
Tangible stockholders’ equity	$646,924	$637,969	$489,187

Tangible common equity to tangible assets(1)	8.64%	8.43%	9.19%
Tangible book value per share	$13.09	$12.88	$12.61

Average stockholders’ common equity	$933,762	$932,179	$595,410
Less: Average goodwill and intangibles, net	(306,968)	(309,227)	(120,861)
Average tangible stockholders’ common equity	$626,794	$622,952	$474,549

Reported: Return on average tangible common equity(2)	14.18%	7.83%	12.96%
Adjusted: Return on average tangible common equity(2), (3)	16.13%	14.35%	13.50%

Return on average common equity(2)	9.52%	5.23%	10.33%

(1) Tax-effected measure

(2)Annualized measure

(3) Calculated using adjusted net income

FORWARD-LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, national and international economy; (ii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business; (iii) changes in interest rates and prepayment rates of First Busey’s assets; (iv) increased competition in the financial services sector and the inability to attract new customers; (v) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vi) the loss of key executives or employees; (vii) changes in consumer spending; (viii) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (ix) unexpected outcomes of existing or new litigation involving First Busey;  (x) the economic impact of any future terrorist threats or attacks; (xi) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards; and (xii) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Available for Sale Investment Securities.  Securities are classified as available for sale when First Busey determines it is possible the securities could be sold in the future due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  Securities classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss).  For securities classified as available for sale, fair value measurements from an independent pricing service are based on observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Realized securities gains or losses are reported in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of securities below their amortized cost are evaluated to determine whether they are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire decline in fair value as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The decline in fair value is separated into the amount of impairment related to the credit loss and the amount of impairment related to all other factors.  The amount of the impairment related to credit loss is recognized in earnings, and the amount of impairment related to all other factors is recognized in other comprehensive income (loss).

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Fair values are determined based on the definition of fair value defined in FASB ASC Topic 820 — Fair Value Measurement as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

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

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the unaudited Consolidated Financial Statements and reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  A provision for loan losses is charged to current expense and acts to replenish the allowance for loan losses in order to maintain the allowance at a level that management deems adequate.  Acquired loans from business combinations with uncollected principal balances are carried net of a fair value adjustment for credit and interest rates.  These loans are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  However, as the acquired loans renew, it is generally necessary to establish an allowance which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.

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

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-100	+100	+200	+300	+400

March 31, 2018	(4.99)%	1.26%	2.36%	3.47%	4.68%

December 31, 2017	0.34%	(0.72)%	(1.61)%	(2.56)%	(3.52)%

	Year-Two: Basis Point Changes
	-100	+100	+200	+300	+400

March 31, 2018	(6.20)%	1.75%	3.42%	5.03%	6.53%

December 31, 2017	(2.65)%	1.53%	2.91%	4.14%	5.22%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of March 31, 2018, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2018.  At March 31, 2018, the Company had 333,334 shares that may still be purchased under the plan.

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  May 8, 2018