Form 10-Q
period 2018-06-30
FIRST BUSEY CORP /NV/
filed 2018-08-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2018
Common Stock, $.001 par value	48,777,809

FIRST BUSEY CORPORATION

FORM 10-Q

June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Assets
Cash and cash equivalents (interest-bearing 2018 $126,402; 2017 $234,889)	$230,730	$353,272
Securities available for sale	871,338	872,682
Securities held to maturity	507,780	443,550
Securities equity investments	5,689	5,378
Loans held for sale	33,974	94,848
Portfolio loans (net of allowance for loan losses 2018 $53,305; 2017 $53,582)	5,501,982	5,465,918
Premises and equipment, net	119,835	116,913
Goodwill	267,685	269,346
Other intangible assets, net	35,722	38,727
Cash surrender value of bank owned life insurance	127,965	126,737
Deferred tax asset, net	16,665	17,296
Other assets	56,179	55,973
Total assets	$7,775,544	$7,860,640
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,496,671	$1,597,421
Interest-bearing	4,667,241	4,528,544
Total deposits	$6,163,912	$6,125,965

Securities sold under agreements to repurchase	240,109	304,566
Short-term borrowings	150,000	220,000
Long-term debt	50,000	50,000
Senior notes, net of unamortized issuance costs	39,472	39,404
Subordinated notes, net of unamortized issuance costs	64,653	64,715
Junior subordinated debt owed to unconsolidated trusts	71,081	71,008
Other liabilities	39,135	49,979
Total liabilities	$6,818,362	$6,925,637

Commitments and contingencies (See Note 13)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2018 and 2017 49,185,581	$49	$49
Additional paid-in capital	1,082,323	1,084,889
Accumulated deficit	(104,504)	(132,122)
Accumulated other comprehensive loss	(10,865)	(2,810)
Total stockholders’ equity before treasury stock	$967,003	$950,006

Common stock shares held in treasury at cost, 2018 409,177; 2017 500,638	(9,821)	(15,003)
Total stockholders’ equity	$957,182	$935,003
Total liabilities and stockholders’ equity	$7,775,544	$7,860,640

Common shares outstanding at period end	48,776,404	48,684,943

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$123,250	$81,833
Interest and dividends on investment securities:
Taxable interest income	13,244	7,650
Non-taxable interest income	2,464	1,453
Total interest income	$138,958	$90,936
Interest expense:
Deposits	$12,891	$4,207
Federal funds purchased and securities sold under agreements to repurchase	713	327
Short-term borrowings	933	74
Long-term debt	377	280
Senior notes	799	162
Subordinated notes	1,587	299
Junior subordinated debt owed to unconsolidated trusts	1,529	1,208
Total interest expense	$18,829	$6,557
Net interest income	$120,129	$84,379
Provision for loan losses	3,266	1,000
Net interest income after provision for loan losses	$116,863	$83,379
Non-interest income:
Trust fees	$14,249	$12,017
Commissions and brokers’ fees, net	1,979	1,473
Remittance processing	6,958	5,704
Fees for customer services	14,236	12,081
Mortgage revenue	3,216	4,904
Security gains, net	160	853
Other	4,490	3,044
Total non-interest income	$45,288	$40,076
Non-interest expense:
Salaries, wages and employee benefits	$54,291	$41,951
Net occupancy expense of premises	7,510	6,311
Furniture and equipment expenses	3,703	3,338
Data processing	8,375	6,235
Amortization of intangible assets	3,005	2,389
Other	21,461	14,163
Total non-interest expense	$98,345	$74,387
Income before income taxes	$63,806	$49,068
Income taxes	17,027	17,419
Net income	$46,779	$31,649
Basic earnings per common share	$0.96	$0.83
Diluted earnings per common share	$0.95	$0.82
Dividends declared per share of common stock	$0.40	$0.36

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$62,290	$41,236
Interest and dividends on investment securities:
Taxable interest income	6,831	4,047
Non-taxable interest income	1,204	726
Total interest income	$70,325	$46,009
Interest expense:
Deposits	$6,904	$2,163
Federal funds purchased and securities sold under agreements to repurchase	372	204
Short-term borrowings	457	27
Long-term debt	213	167
Senior notes	399	162
Subordinated notes	794	299
Junior subordinated debt owed to unconsolidated trusts	814	621
Total interest expense	$9,953	$3,643
Net interest income	$60,372	$42,366
Provision for loan losses	2,258	500
Net interest income after provision for loan losses	$58,114	$41,866
Non-interest income:
Trust fees	$6,735	$5,827
Commissions and brokers’ fees, net	883	751
Remittance processing	3,566	2,859
Fees for customer services	7,290	6,095
Mortgage revenue	1,573	2,770
Security gains (losses), net	160	(4)
Other	2,595	1,764
Total non-interest income	$22,802	$20,062
Non-interest expense:
Salaries, wages and employee benefits	$25,472	$20,061
Net occupancy expense of premises	3,689	3,126
Furniture and equipment expenses	1,790	1,719
Data processing	4,030	3,306
Amortization of intangible assets	1,490	1,182
Other	10,834	7,374
Total non-interest expense	$47,305	$36,768
Income before income taxes	$33,611	$25,160
Income taxes	8,749	8,681
Net income	$24,862	$16,479
Basic earnings per common share	$0.51	$0.43
Diluted earnings per common share	$0.51	$0.43
Dividends declared per share of common stock	$0.20	$0.18

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$24,862	$16,479	$46,779	$31,649
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(1,506)	$728	$(10,260)	$1,301
Reclassification adjustment for losses (gains) included in net income	(160)	4	(160)	(853)
Other comprehensive (loss) income, before tax	$(1,666)	$732	$(10,420)	$448
Income tax (benefit) expense related to items of other comprehensive income	(475)	292	(2,970)	179
Other comprehensive (loss) income, net of tax	$(1,191)	$440	$(7,450)	$269
Comprehensive income	$23,671	$16,919	$39,329	$31,918

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income (loss)	Stock	Total
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	31,649	—	—	31,649
Other comprehensive income	—	—	—	269	—	269
Issuance of treasury stock for employee stock purchase plan	—	(361)	—	—	664	303
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(969)	—	—	914	(55)
Net issuance of stock options exercised, net of shares redeemed	—	(784)	—	—	921	137
Cash dividends common stock at $0.36 per share	—	—	(13,764)	—	—	(13,764)
Stock dividend equivalents restricted stock units at $0.36 per share	—	181	(181)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.36 per share	—	—	(11)	—	—	(11)
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Stock-based compensation	—	1,133	—	—	—	1,133
Balance, June 30, 2017	$39	$780,916	$(145,996)	$305	$(22,149)	$613,115

Balance, December 31, 2017	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income	—	—	46,779	—	—	46,779
Other comprehensive loss	—	—	—	(7,450)	—	(7,450)
Tax Cuts and Jobs Act (“TCJA”) of 2017 reclassification	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	—	(328)	—	—	666	338
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(1,875)	—	—	1,803	(72)
Net issuance of stock options exercised, net of shares redeemed	—	(2,367)	—	—	2,713	346
Cash dividends common stock at $0.40 per share	—	—	(19,482)	—	—	(19,482)
Stock dividend equivalents restricted stock units at $0.40 per share	—	282	(284)	—	—	(2)
Stock-based compensation	—	1,722	—	—	—	1,722
Balance, June 30, 2018	$49	$1,082,323	$(104,504)	$(10,865)	$(9,821)	$957,182

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$46,779	$31,649
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,722	1,133
Depreciation	4,748	3,862
Amortization of intangible assets	3,005	2,389
Premises and equipment impairment	817	—
Provision for loan losses	3,266	1,000
Provision for deferred income taxes	3,601	2,031
Amortization of security premiums and discounts, net	4,485	2,543
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(49)	(198)
Accretion of premiums and discounts on portfolio loans, net	(6,375)	(3,270)
Security gains, net	(160)	(853)
Change in equity securities, net	(1,071)	—
Gain on sales of mortgage loans, net of origination costs	(5,095)	(26,136)
Mortgage loans originated for sale	(219,252)	(758,338)
Proceeds from sales of mortgage loans	285,221	866,635
Net losses (gains) on disposition of premises and equipment	105	(56)
Increase in cash surrender value of bank owned life insurance	(1,228)	(888)
Change in assets and liabilities:
Decrease in other assets	1,393	7,879
(Decrease) increase in other liabilities	(12,981)	4,839
Increase in interest payable	1,618	396
Decrease in income taxes receivable	1,214	523
Net cash provided by operating activities before activities	$111,763	$135,140

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	—	127,287
Proceeds from sales of securities classified equity	920	—
Proceeds from maturities of securities classified available for sale	82,817	103,249
Proceeds from maturities of securities classified held to maturity	18,033	2,819
Purchase of securities classified available for sale	(93,591)	(116,327)
Purchase of securities classified held to maturity	(85,050)	(164,803)
Net (increase) in portfolio loans	(36,080)	(32,403)
Proceeds from disposition of premises and equipment	2	611
Proceeds from sale of other real estate owned (“OREO”) properties	722	3,765
Purchases of premises and equipment	(8,594)	(6,054)
Proceeds from the redemption of Federal Home Loan Bank (“FHLB”) stock, net	2,114	6,001
Net cash used in investing activities	$(118,707)	$(75,855)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in certificates of deposit	$138,466	$(64,286)
Net (decrease) increase in demand, money market and savings deposits	(100,397)	84,468
Net (decrease) in securities sold under agreements to repurchase	(64,457)	(10,560)
Repayment of short-term borrowings	(70,000)	(25,000)
Net proceeds from issuance of senior debt	—	39,351
Net proceeds from issuance of subordinated debt	—	59,022
Cash dividends paid	(19,482)	(13,764)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	(74)	(1,259)
Proceeds from stock options exercised	346	137
Net cash (used in) provided by financing activities	$(115,598)	$68,109
Net (decrease) increase in cash and cash equivalents	$(122,542)	$127,394
Cash and cash equivalents, beginning of period	$353,272	$166,706
Cash and cash equivalents, ending of period	$230,730	$294,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$17,212	$6,162
Income taxes	$4,322	$13,116
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	$3,125	$258

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Accounting Policies

Basis of Financial Statement Presentation

When preparing these unaudited Consolidated Financial Statements of First Busey Corporation and its subsidiaries (“First Busey,” “Company,” “we,” or “our”), a Nevada corporation, we have assumed that you have read the audited Consolidated Financial Statements included in our 2017 Form 10-K.  These interim unaudited Consolidated Financial Statements serve to update our 2017 Form 10-K and may not include all information and notes necessary to constitute a complete set of Financial Statements.

We prepared these unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited Consolidated Financial Statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

We have also considered the impact of subsequent events on these unaudited Consolidated Financial Statements.  There were no significant subsequent events for the quarter ended June 30, 2018 through the issuance date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

Use of Estimates

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

Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has evaluated its non-interest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying unaudited Consolidated Financial Statements was not necessary.  The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgement involved in applying Topic 606 that significantly affects the determination of the timing and amount of revenue from contracts with customers.

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

ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 requires: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets; eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the Balance Sheet; and requires an entity to present separately in other comprehensive income (loss) the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the fair value option has been elected for the liability. ASU 2016-01 was effective on January 1, 2018 and the adoption of this guidance resulted in separate classification of equity securities previously included in available for sale securities on the Consolidated Financial Statements. There was no cumulative effect adjustment recorded with the adoption of this guidance.

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

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the Consolidated Balance Sheet as a lease liability and a right-of-use asset.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years.  In July 2018, ASU 2018-11, “Leases (Topic 842):  Targeted Improvements” was issued to allow companies to choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings rather than recasting prior year results when they adopt the standard.  The Company is evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.  Where the Company is a lessee, the Company expects an increase in assets and liabilities to record the right of use asset and the lease liability.

ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 implements a change from current impaired loss model to an expected credit losses over the life of an instrument, including loans and securities held to maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods with those years. The Company has developed and is executing a project plan to implement this guidance. As part of that project plan, the Company will evaluate the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis which required an entity to determine the fair value of its assets and liabilities as of the impairment test date.  Instead, ASU 2017-04 requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.  This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expand the types of relationships that qualify for hedge accounting.  The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides for applying hedge accounting to additional hedging strategies, provides for new approaches to measuring the hedged item in fair value hedges of interest rate risk, and eases the requirements for effective testing and hedge documentation. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” was issued in June 2018.  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

Note 2:  Acquisitions

First Community Financial Partners, Inc.

On July 2, 2017, the Company completed its acquisition of First Community Financial Partners, Inc. (“First Community”), which was headquartered in Joliet, Illinois and its wholly owned bank subsidiary, First Community Financial Bank.  Founded in 2004, First Community operated nine banking centers in Will, DuPage and Grundy Counties, which encompass portions of the southwestern suburbs of Chicago.  The operating results of First Community are included with the Company’s results of operations since the date of acquisition.  First Busey operated First Community Financial Bank as a separate subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s banking centers became banking centers of Busey Bank.

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

First Busey did not incur any expenses related to the acquisition of First Community for the three months ended June 30, 2018. First Busey incurred $0.1 million in pre-tax expenses related to the acquisition of First Community for the six months ended June 30, 2018, primarily for professional and legal fees.  First Busey incurred $0.2 million and $0.8 million in pre-tax expenses related to the acquisition of First Community for the three and six months ended June 30, 2017, respectively, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, totaled $1.1 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value.  At June 30, 2018, PCI loans related to this transaction with a carrying value of $3.8 million were outstanding, with the decrease relating to collections and a loan sale.

For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.6 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, $0.2 million of the accretable yield was accelerated in 2017 as a result of collections of PCI loan balances.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2017, as if the acquisition had occurred January 1, 2017.  The pro forma results combine the historical results of First Community into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments for loan discount accretion, intangible assets amortization and deposit accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands, except per share amount):

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Total revenues (net interest income plus non-interest income)	$78,122	$152,227
Net income	21,462	40,149
Diluted earnings per common share	0.47	0.87

Mid Illinois Bancorp, Inc.

On October 1, 2017, the Company completed its acquisition of Mid Illinois Bancorp, Inc. (“Mid Illinois”) and its wholly owned bank subsidiary, South Side Trust & Savings Bank of Peoria (“South Side Bank”), under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder the right to receive, either (i) $227.94 in cash, (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the cash consideration option were subject to proration under the terms of the merger agreement with Mid Illinois and ultimately received a mixture of cash and stock consideration.  First Busey operated South Side Bank as a separate bank subsidiary from October 2, 2017 until March 16, 2018, when it was merged with and into Busey Bank.  At that time, South Side Bank’s banking centers became banking centers of Busey Bank.

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

First Busey incurred $0.2 million and $3.1 million of pre-tax expenses related to the acquisition of Mid Illinois for the three and six months ended June 30, 2018, respectively, primarily for salaries, wages and employee benefits expense, professional and legal fees and data conversion expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.  First Busey incurred $0.1 million and $0.2 million in pre-tax expenses related to the acquisition of Mid Illinois for the three and six months ended June 30, 2017, respectively, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding was $362.4 million and aggregate fair value of the acquired performing loans was $357.0 million, including loans held for sale.  The difference between the aggregate principal balance outstanding and aggregate fair value of $5.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $7.6 million and the aggregate fair value of PCI loans totaled $4.7 million, which became such loans’ new carrying value.  At June 30, 2018, PCI loans related to this transaction with a carrying value of $0.1 million were outstanding, with the decrease primarily relating to loan sales.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.1 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, this was accelerated in 2018 due to loan sales of PCI loans.

The Company had $4.5 million of banking center real estate in the Peoria market at June 30, 2018 that was no longer in use and was classified as bank properties held for sale, which was recorded at the lower of amortized cost or estimated fair value less estimated cost to sell.  The Company recognized an impairment charge of $0.8 million related to these properties, resulting in a net amount of bank properties held for sale of $3.7 million at June 30, 2018 which is included in premises and equipment, net.

Note 3:  Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of securities are summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018:
Available for sale
U.S. Treasury securities(1)	$61,035	$—	$(1,077)	$59,958
Obligations of U.S. government corporations and agencies	96,454	4	(1,961)	94,497
Obligations of states and political subdivisions	249,092	441	(2,879)	246,654
Residential mortgage-backed securities	363,309	233	(9,487)	354,055
Corporate debt securities	116,645	45	(516)	116,174
Total	$886,535	$723	$(15,920)	$871,338

Held to maturity
Obligations of states and political subdivisions	$38,870	$60	$(164)	$38,766
Commercial mortgage-backed securities	60,282	—	(1,562)	58,720
Residential mortgage-backed securities	408,628	74	(9,473)	399,229
Total	$507,780	$134	$(11,199)	$496,715

(1)The gross unrealized gains on U.S. Treasury securities was less than one thousand dollars.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Available for sale
U.S. Treasury securities	$60,829	$7	$(488)	$60,348
Obligations of U.S. government corporations and agencies	104,807	1	(1,143)	103,665
Obligations of states and political subdivisions	280,216	1,160	(1,177)	280,199
Residential mortgage-backed securities	400,661	612	(3,837)	397,436
Corporate debt securities	30,946	132	(44)	31,034
Total	$877,459	1,912	(6,689)	872,682

Held to maturity
Obligations of states and political subdivisions	$41,300	$228	$(64)	$41,464
Commercial mortgage-backed securities	60,474	41	(297)	60,218
Residential mortgage-backed securities	341,776	25	(2,431)	339,370
Total	$443,550	$294	$(2,792)	$441,052

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

The Company held equity securities, consisting of money market mutual funds, with fair values of $5.7 million at June 30, 2018.  The Company held equity securities, consisting of common stock and money market mutual funds, with fair values of $0.8 million and $4.6 million, respectively, at December 31, 2017.  The Company recorded $0.1 million of unrealized losses recorded in non-interest income in the accompanying unaudited Consolidated Financial Statements during the six months ended June 30, 2018, related to recording the common stock at fair value.  The common stock was sold in the second quarter of 2018 and realized security gains recorded during the three and six months ended June 30, 2018 was $0.2 million.

The amortized cost and fair value of debt securities as of June 30, 2018, by contractual maturity or pre-refunded date, are shown below.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$77,340	$77,103	$8,505	$8,484
Due after one year through five years	324,776	320,789	58,742	57,794
Due after five years through ten years	164,557	162,163	30,266	29,571
Due after ten years	319,862	311,283	410,267	400,866
Total	$886,535	$871,338	$507,780	$496,715

Realized gains and losses related to sales of available for sale securities are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross security gains	$—	$1	$—	$969
Gross security (losses)	—	(5)	—	(116)
Security (losses) gains, net(1)	$—	$(4)	$—	$853

(1)Security gains, net reported on the Consolidated Statements of Income in 2018 relate to the sale of equity securities as noted above.

The tax provision for the net realized gains and losses was insignificant for the three months ended June 30, 2017.  The tax provision for the net realized gains and losses was $0.3 million for the six months ended June 30, 2017.

Investment securities with carrying amounts of $593.5 million and $638.2 million on June 30, 2018 and December 31, 2017, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2018:
Available for sale
U.S. Treasury securities	$59,885	$(1,077)	$—	$—	$59,885	$(1,077)
Obligations of U.S. government corporations and agencies	69,054	(1,284)	24,593	(677)	93,647	(1,961)
Obligations of states and political subdivisions	195,490	(2,668)	14,978	(211)	210,468	(2,879)
Residential mortgage-backed securities	246,040	(5,288)	84,148	(4,199)	330,188	(9,487)
Corporate debt securities	84,425	(516)	—	—	84,425	(516)
Total temporarily impaired securities	$654,894	$(10,833)	$123,719	$(5,087)	$778,613	$(15,920)

Held to maturity
Obligations of states and political subdivisions	$27,304	$(164)	$—	$—	$27,304	$(164)
Commercial mortgage-backed securities	56,453	(1,398)	2,267	(164)	58,720	(1,562)
Residential mortgage-backed securities	359,073	(9,473)	—	—	359,073	(9,473)
Total temporarily impaired securities	$442,830	$(11,035)	$2,267	$(164)	$445,097	$(11,199)

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing for greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Available for sale
U.S. Treasury securities	$59,773	$(488)	$—	$—	$59,773	$(488)
Obligations of U.S. government corporations and agencies	78,610	(636)	24,831	(507)	103,441	(1,143)
Obligations of states and political subdivisions	162,213	(1,027)	12,045	(150)	174,258	(1,177)
Residential mortgage-backed securities	223,261	(1,428)	90,930	(2,409)	314,191	(3,837)
Corporate debt securities	16,176	(44)	—	—	16,176	(44)
Total temporarily impaired securities	$540,033	$(3,623)	$127,806	$(3,066)	$667,839	$(6,689)

Held to maturity
Obligations of states and political subdivisions	$17,939	$(64)	$—	$—	$17,939	$(64)
Commercial mortgage-backed securities	44,514	(214)	2,374	(83)	46,888	(297)
Residential mortgage-backed securities	277,826	(2,431)	—	—	277,826	(2,431)
Total temporarily impaired securities	$340,279	$(2,709)	$2,374	$(83)	$342,653	$(2,792)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).  The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2018 was 834, and represented a loss of 2.17% of the aggregate carrying value.  As of June 30, 2018, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at June 30, 2018.

The Company had available for sale obligations of state and political subdivisions with a fair value of $246.6 million and $280.2 million as of June 30, 2018 and December 31, 2017, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $38.8 million and $41.5 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $239.2 million of general obligation bonds and $46.2 million of revenue bonds issued by 405 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 35 states, including eight states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 21 states, including three states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

June 30, 2018:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	89	$88,096	$87,384	$982
Wisconsin	29	19,713	19,511	673
Texas	45	25,639	25,287	562
Michigan	27	14,243	14,316	530
Ohio	20	15,068	14,969	748
Pennsylvania	18	10,995	10,970	609
New Jersey	14	6,319	6,277	450
Missouri	9	5,582	5,533	615
Other	94	55,629	54,924	584
Total general obligations bonds	345	$241,284	$239,171	$693

December 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	97	$95,340	$95,344	$983
Wisconsin	41	27,852	27,809	678
Texas	46	27,485	27,514	598
Michigan	34	19,641	19,849	584
Ohio	20	15,172	15,162	758
Pennsylvania	18	12,189	12,174	676
New Jersey	15	7,755	7,760	517
Missouri	10	5,759	5,747	575
Minnesota	8	5,657	5,667	708
Other	92	54,649	54,633	594
Total general obligations bonds	381	$271,499	$271,659	$713

The general obligation bonds are diversified across many issuers, with $3.9 million and $4.0 million being the largest exposure to a single issuer at June 30, 2018 and December 31, 2017, respectively.  Accordingly, as of June 30, 2018 and December 31, 2017, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 99.3% had been rated by at least one nationally recognized rating organization and 0.7% were unrated, based on the aggregate fair value as of June 30, 2018 and December 31, 2017.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

June 30, 2018:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$11,953	$11,894	$850
Missouri	5	7,048	6,987	1,397
Illinois	6	5,622	5,561	927
Other	35	22,055	21,807	623
Total revenue bonds	60	$46,678	$46,249	$771

December 31, 2017:

				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$12,001	$12,054	$861
Missouri	6	7,376	7,336	1,223
Illinois	7	6,477	6,456	922
Other	38	24,163	24,158	636
Total revenue bonds	65	$50,017	$50,004	$769

The revenue bonds are diversified across many issuers and revenue sources with $3.5 million and $3.6 million being the largest exposure to a single issuer at each of June 30, 2018 and December 31, 2017, respectively.  Accordingly, as of June 30, 2018 and December 31, 2017, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity.  Of the revenue bonds in the Company’s portfolio, 100.0% had been rated by at least one nationally recognized rating organization as of June 30, 2018.  Of the revenue bonds in the Company’s portfolio, 99.4% had been rated by at least one nationally recognized rating organization and 0.6% were unrated, based on the fair value as of December 31, 2017.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

At June 30, 2018, all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary bank, which has adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary bank’s total capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of total capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.

All securities in First Busey’s obligations of state and political subdivision securities portfolio are subject to periodic review.  Factors that may be considered as part of monitoring of state and political subdivision securities include credit rating changes by nationally recognized rating organizations, market valuations, third-party municipal credit analysis, which may include indicative information regarding the issuer’s capacity to pay, market and economic data and such other factors as are available and relevant to the security or the issuer such as its budgetary position and sources, strength and stability of taxes and/or other revenue.

Note 4:  Loans held for sale

Loans held for sale totaled $34.0 million and $94.8 million at June 30, 2018 and December 31, 2017, respectively.  The amount of loans held for sale decreased from December 31, 2017, due to lower origination volumes and the timing of sales.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Premiums received on sales of mortgage loans, including fair value adjustments	$2,878	$10,065	$6,985	$22,216
Less direct origination costs	(1,810)	(7,648)	(4,829)	(18,035)
Less provisions to liability for loans sold	(47)	(150)	(109)	(175)
Mortgage servicing revenues	552	503	1,169	898
Mortgage revenue	$1,573	$2,770	$3,216	$4,904

Note 5:  Portfolio loans

The distribution of portfolio loans at June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Commercial	$1,446,061	$1,414,631
Commercial real estate	2,355,225	2,354,684
Real estate construction	274,967	261,506
Retail real estate	1,449,476	1,460,801
Retail other	29,558	27,878
Portfolio loans	$5,555,287	$5,519,500

Less allowance for loan losses	53,305	53,582
Portfolio loans, net	$5,501,982	$5,465,918

Net deferred loan origination costs included in the table above were $5.3 million as of June 30, 2018 and $4.1 million as of December 31, 2017.  Net accretable purchase accounting adjustments included in the table above reduced loans by $18.0 million as of June 30, 2018 and $23.6 million as of December 31, 2017.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $5.3 billion at June 30, 2018 and December 31, 2017.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $237.2 million at June 30, 2018, compared to $193.8 million at December 31, 2017.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	June 30, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful

Commercial	$1,192,414	$137,423	$43,455	$65,337	$9,135
Commercial real estate	2,127,522	147,242	36,408	46,430	8,597
Real estate construction	252,778	15,644	3,846	3,257	23
Retail real estate	1,417,838	8,401	7,933	5,316	7,385
Retail other	29,787	—	7	27	75
Total	$5,020,339	$308,710	$91,649	$120,367	$25,215

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful

Commercial	$1,175,421	$141,776	$51,366	$43,933	$5,285
Commercial real estate	2,169,420	130,056	21,151	36,482	11,997
Real estate construction	212,952	41,292	3,880	3,071	608
Retail real estate	1,436,156	6,883	5,162	4,135	6,714
Retail other	28,300	9	—	7	20
Total	$5,022,249	$320,016	$81,559	$87,628	$24,624

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

A summary of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	June 30, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$122	$—	$—	$9,135
Commercial real estate	1,504	349	750	8,597
Real estate construction	599	123	—	23
Retail real estate	6,093	1,177	390	7,385
Retail other	47	3	2	75
Total	$8,365	$1,652	$1,142	$25,215

	December 31, 2017
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,615	$323	$1,808	$5,285
Commercial real estate	1,856	2,737	—	11,997
Real estate construction	—	—	—	608
Retail real estate	4,840	1,355	933	6,714
Retail other	166	5	—	20
Total	$8,477	$4,420	$2,741	$24,624

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2018 if impaired loans had been current in accordance with their original terms was $0.3 million and $0.7 million, respectively.  The gross interest income that would have been recorded in the three and six months ended June 30, 2017 if impaired loans had been current in accordance with their original terms was $0.2 million and $0.5 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2018 and 2017.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, restructurings consist of short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  Once a restructured loan exceeds 90 days past due or is placed on non-accrual status, it is classified as non-performing. A summary of restructured loans is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017

In compliance with modified terms	$9,096	$9,873
30 — 89 days past due	22	108
Included in non-performing loans	1,734	1,919
Total	$10,852	$11,900

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

Performing loans classified as a TDR during the three and six months ended June 30, 2018 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million.  Performing loans classified as TDRs during the three and six months ended June 30, 2017 included one commercial modification for short-term principal payment relief, with a recorded investment of $1.6 million and one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.3 million.

The gross interest income that would have been recorded in the three and six months ended June 30, 2018 and 2017 if performing TDRs had been performing in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2018.  There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three and six months ended June 30, 2017.

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

	June 30, 2018
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$11,787	$6,932	$2,343	$9,275	$1,272	$9,386
Commercial real estate	16,614	12,029	3,494	15,523	1,246	17,423
Real estate construction	440	415	—	415	—	836
Retail real estate	17,029	14,171	25	14,196	25	14,244
Retail other	162	78	—	78	—	46
Total	$46,032	$33,625	$5,862	$39,487	$2,543	$41,935

	December 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$10,604	$7,192	$191	$7,383	$138	$10,184
Commercial real estate	22,218	16,472	1,964	18,436	704	15,195
Real estate construction	1,040	1,016	—	1,016	—	692
Retail real estate	18,517	14,957	25	14,982	25	13,009
Retail other	40	20	—	20	—	44
Total	$52,419	$39,657	$2,180	$41,837	$867	$39,124

Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2018 and December 31, 2017.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of June 30, 2018, the Company believed this reserve remained adequate.  Special mention loans have an additional allocation of 1.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades.  As of June 30, 2018, the Company believed this reserve remained adequate.

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

The general reserve quantitative allocation that is based upon historical charge off rates is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factors; (vi) Impact of Competition, Legal & Regulatory Issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trends; and (x) Non-Accrual, Past Due and Classified Trends.  Management evaluates the probable impact from the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.  Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.  The Company monitors its qualitative factors on a quarterly basis.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  As the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans as of June 30, 2018 totaled approximately $1.5 billion.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended June 30, 2018
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$17,577	$22,090	$2,799	$9,836	$347	$52,649
Provision for loan loss	1,720	909	35	(548)	142	2,258
Charged-off	(1,916)	(110)	—	(412)	(115)	(2,553)
Recoveries	205	158	81	417	90	951
Ending Balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305

	As of and for the Six Months Ended June 30, 2018
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan loss	4,723	2,445	37	(4,210)	271	3,266
Charged-off	(2,697)	(1,425)	(97)	(942)	(322)	(5,483)
Recoveries	781	214	114	662	169	1,940
Ending Balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305

	As of and for the Three Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,260	$19,848	$2,021	$12,978	$335	$48,442
Provision for loan losses	(1,572)	1,279	(197)	1,020	(30)	500
Charged-off	(78)	(1,101)	(48)	(641)	(93)	(1,961)
Recoveries	1,318	98	385	324	95	2,220
Ending balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201

	As of and for the Six Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(2,221)	1,059	(63)	2,240	(15)	1,000
Charged-off	(181)	(1,689)	(48)	(1,092)	(183)	(3,193)
Recoveries	2,027	131	402	885	154	3,599
Ending balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of June 30, 2018
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$1,272	$1,246	$—	$25	$—	$2,543
Loans collectively evaluated for impairment	16,314	21,801	2,915	9,268	464	50,762
Ending balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305

Loans:
Loans individually evaluated for impairment	$8,846	$13,173	$415	$12,926	$78	$35,438
Loans collectively evaluated for impairment	1,436,786	2,339,702	274,552	1,435,280	29,480	5,515,800
PCI loans evaluated for impairment	429	2,350	—	1,270	—	4,049
Ending balance	$1,446,061	$2,355,225	$274,967	$1,449,476	$29,558	$5,555,287

	As of December 31, 2017
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$138	$704	$—	$25	$—	$867
Loans collectively evaluated for impairment	14,641	21,109	2,861	13,758	346	52,715
Ending balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

Loans:
Loans individually evaluated for impairment	$6,572	$11,491	$435	$12,673	$20	$31,191
Loans collectively evaluated for impairment	1,407,248	2,336,248	260,490	1,445,819	27,858	5,477,663
PCI loans evaluated for impairment	811	6,945	581	2,309	—	10,646
Ending balance	$1,414,631	$2,354,684	$261,506	$1,460,801	$27,878	$5,519,500

Note 6:  OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  At June 30, 2018, the Company held $3.3 million in commercial OREO, $0.4 million in residential OREO and an insignificant amount of other repossessed assets.  At December 31, 2017, the Company held $1.2 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets.  At June 30, 2018 the Company had $1.7 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning balance	$1,283	$2,518
Additions, transfers from loans	3,125	1,417
Additions, fair value from First Community acquisition	—	722
Additions, fair value from Mid Illinois acquisition	—	60
Proceeds from sales of OREO	(722)	(5,024)
Gain on sales of OREO	26	1,632
Valuation allowance for OREO	(18)	(42)
Ending balance	$3,694	$1,283

Note 7:  Deposits

The composition of deposits is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Demand deposits, noninterest-bearing	$1,496,671	$1,597,421
Interest-bearing transaction deposits	1,238,876	1,166,170
Saving deposits and money market deposits	1,953,859	2,026,212
Time deposits	1,474,506	1,336,162
Total	$6,163,912	$6,125,965

The Company held brokered interest-bearing transaction deposits of $5.0 million at June 30, 2018 and December 31, 2017.  The Company held brokered saving deposits and money market deposits of $51.0 million and $75.1 million at June 30, 2018 and December 31, 2017, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $620.1 million and $578.9 million at June 30, 2018 and December 31, 2017, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $217.7 million and $197.9 million at June 30, 2018 and December 31, 2017, respectively.  The Company held brokered time deposits of $311.8 million and $247.7 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the scheduled maturities of time deposits are as follows (dollars in thousands):

July 1, 2018 — June 30, 2019	$1,062,338
July 1, 2019 — June 30, 2020	238,719
July 1, 2020 — June 30, 2021	63,516
July 1, 2021 — June 30, 2022	65,582
July 1, 2022 — June 30, 2023	44,289
Thereafter	62
$1,474,506

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

On April 30, 2018, the Company entered into a third amendment to extend the maturity of this revolving loan facility from April 30, 2018 to April 30, 2019, to decrease the maximum principal amount from $40.0 million to $20.0 million, and to amend and restate the annual interest rate.  The loan also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter.  The Company had no outstanding amount on June 30, 2018 or December 31, 2017.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	June 30, 2018	December 31, 2017
Securities sold under agreements to repurchase
Balance at end of period	$240,109	$304,566
Weighted average interest rate at end of period	0.69%	0.57%
Maximum outstanding at any month end in year-to-date period	$267,596	$304,566
Average daily balance for the year-to-date period	$246,100	$213,527
Weighted average interest rate during period(1)	0.58%	0.46%

Short-term borrowings, FHLB advances
Balance at end of period	$150,000	$220,000
Weighted average interest rate at end of period	2.02%	1.42%
Maximum outstanding at any month end in year-to-date period	$225,000	$234,600
Average daily balance for the year-to-date period	$110,083	$84,201
Weighted average interest rate during period(1)	1.63%	1.20%

(1)The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Long-term debt is summarized as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$50,000

As of June 30, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.60% to 1.87%.  The weighted average rate on the long-term advances was 1.71% as of June 30, 2018.  As of December 31, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.10% to 1.32%.  The weighted average rate on the long-term advances was 1.19% as of December 31, 2017.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.    Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at June 30, 2018.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds used for general corporate purposes.

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

Note 9:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life.  The Company had $71.1 million and $71.0 million of junior subordinated debt owed to unconsolidated trusts at June 30, 2018 and December 31, 2017, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of June 30, 2018, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15.0 billion, it is able to maintain its trust preferred proceeds as capital, but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

Note 10:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income available to common stockholders	$24,862	$16,479	$46,779	$31,649
Shares:
Weighted average common shares outstanding	48,815	38,311	48,796	38,302

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	409	441	407	444

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	49,224	38,752	49,203	38,746

Basic earnings per common share	$0.51	$0.43	$0.96	$0.83

Diluted earnings per common share	$0.51	$0.43	$0.95	$0.82

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflect the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested.  Stock options, warrants and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At June 30, 2018, 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2017, 10,850 outstanding options, 128,622 restricted stock units and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

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

The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest on the first anniversary of the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan or the First Community 2016 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011 and stock options assumed from acquisitions.

Under the terms of the Company’s 2010 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of June 30, 2018, the Company held 409,177 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At June 30, 2018 the Company had 333,334 shares that may still be purchased under the plan.

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

Stock Option Plan

A summary of the status of and changes in the Company’s stock option awards for the six months ended June 30, 2018 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of year	213,428	$16.97
Exercised	(70,817)	14.20
Forfeited	(12,627)	21.66
Expired	(2,565)	16.41
Outstanding at end of period	127,419	$18.06	4.49
Exercisable at end of period	88,750	$15.68	2.80

The Company recorded an insignificant amount and $0.1 million in stock option compensation expense for the three and six months ended June 30, 2018, respectively, related to the converted options from First Community.  The Company did not record any stock option compensation expense for the three and six months ended June 30, 2017.  As of June 30, 2018, the Company had $0.3 million of unrecognized stock option expense. This cost is expected to be recognized over a period of 1.4 years.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2018, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	587,763	$22.68	42,411	$25.47
Granted	—	—	—	—
Dividend equivalents earned	7,657	30.76	1,565	30.76
Vested	(994)	19.70	(19,686)	29.69
Forfeited	(1,494)	26.19	—	—
Non-vested at end of period	592,932	$22.78	24,290	$22.39
Outstanding at end of period	592,932	$22.78	90,337	$21.10

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company recognized $0.8 million and $0.6 million of compensation expense related to non-vested RSUs and DSUs for the three months ended June 30, 2018 and 2017, respectively.  The Company recognized $1.6 million and $1.1 million of compensation expense related to non-vested RSUs and DSUs for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, there was $6.8 million of total unrecognized compensation cost related to these non-vested RSUs and DSUs.  This cost is expected to be recognized over a period of 3.3 years.

As of June 30, 2018, 888,097 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 75,636 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 318,701 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

Note 12:  Income Taxes

At June 30, 2018, the Company was not under examination by any tax authority.

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

	June 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,349,676	$1,300,294
Standby letters of credit	34,673	37,231

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2018 and December 31, 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 14:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in a retained earnings deficit position since 2009, it was not able to pay dividends.  With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2017.  The Company expects to seek regulatory approval for a final capital distributions from Busey Bank in 2018 and return to cash dividends thereafter.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the bank, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our unaudited Consolidated Financial Statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of June 30, 2018, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The June 30, 2018 table below includes the 1.875% increase as of January 1, 2018 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.  As of June 30, 2018 and December 31, 2017, the Company was in compliance with the current phase of the Basel III Rule and management believes that the Company would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect (dollars in thousands).

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$865,366	14.42%	$592,648	9.875%	$600,150	10.00%
Busey Bank	$837,823	14.03%	$589,537	9.875%	$596,999	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$746,561	12.44%	$472,618	7.875%	$480,120	8.00%
Busey Bank	$784,518	13.14%	$470,137	7.875%	$477,599	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$672,561	11.21%	$382,596	6.375%	$390,098	6.50%
Busey Bank	$784,518	13.14%	$380,587	6.375%	$388,050	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$746,561	10.13%	$294,897	4.00%	N/A	N/A
Busey Bank	$784,518	10.68%	$293,941	4.00%	$367,427	5.00%

			Minimum
	Actual		Capital Requirement with Capital Buffer		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$837,183	14.15%	$547,265	9.25%	$591,638	10.00%
Busey Bank	$704,807	12.78%	$509,978	9.25%	$551,327	10.00%
South Side Bank	$84,914	22.61%	$34,744	9.25%	$37,561	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$718,101	12.14%	$428,937	7.25%	$473,310	8.00%
Busey Bank	$651,432	11.82%	$399,713	7.25%	$441,062	8.00%
South Side Bank	$84,707	22.55%	$27,232	7.25%	$30,049	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$644,633	10.90%	$340,192	5.75%	$384,565	6.50%
Busey Bank	$651,432	11.82%	$317,013	5.75%	$358,363	6.50%
South Side Bank	$84,707	22.55%	$21,598	5.75%	$24,415	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$718,101	9.78%	$293,588	4.00%	N/A	N/A
Busey Bank	$651,432	9.80%	$265,847	4.00%	$332,309	5.00%
South Side Bank	$84,707	12.75%	$26,571	4.00%	$33,214	5.00%

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Banking	$246,999	$248,660	$7,719,424	$7,809,738
Remittance Processing	8,992	8,992	36,572	34,646
Wealth Management	11,694	11,694	32,103	32,077
Other	—	—	(12,555)	(15,821)
Totals	$267,685	$269,346	$7,775,544	$7,860,640

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income:
Banking	$62,109	$43,365	$123,525	$85,907
Remittance Processing	16	15	32	29
Wealth Management	100	90	194	146
Other	(1,853)	(1,104)	(3,622)	(1,703)
Total net interest income	$60,372	$42,366	$120,129	$84,379

Non-interest income:
Banking	$11,734	$10,758	$22,631	$21,212
Remittance Processing	3,987	3,005	7,770	6,029
Wealth Management	7,808	6,691	16,449	13,708
Other	(727)	(392)	(1,562)	(873)
Total non-interest income	$22,802	$20,062	$45,288	$40,076

Non-interest expense:
Banking	$37,855	$29,331	$79,241	$58,621
Remittance Processing	2,624	2,174	5,090	4,286
Wealth Management	4,703	3,980	9,614	7,944
Other	2,123	1,283	4,400	3,536
Total non-interest expense	$47,305	$36,768	$98,345	$74,387

Income before income taxes:
Banking	$33,730	$24,292	$63,649	$47,498
Remittance Processing	1,379	847	2,712	1,773
Wealth Management	3,205	2,801	7,029	5,910
Other	(4,703)	(2,780)	(9,584)	(6,113)
Total income before income taxes	$33,611	$25,160	$63,806	$49,068

Net income:
Banking	$24,904	$15,855	$46,749	$30,604
Remittance Processing	986	508	1,939	1,062
Wealth Management	2,288	1,675	5,052	3,523
Other	(3,316)	(1,559)	(6,961)	(3,540)
Total net income	$24,862	$16,479	$46,779	$31,649

Note 16:  Derivative Financial Instruments

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors, and interest rate swaps.  See “Note 17: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At June 30, 2018 and December 31, 2017, the Company had issued $89.9 million and $51.7 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At June 30, 2018 and December 31, 2017, the Company had issued $121.7 million and $139.7 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Fair value recorded in other assets	$760	$675
Fair value recorded in other liabilities	1,054	2,148

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross gains	$1,023	$4,942	$1,755	$8,807
Gross (losses)	(1,054)	(4,228)	(2,108)	(8,019)
Net gains (losses)	$(31)	$714	$(353)	$788

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps. The Company entered into interest rate swap contracts to manage the interest rate risk exposure associated with specific commercial loan relationships, at the time such loans were originated.  The Company offsets each customer derivative with a bank counterparty.  With a notional values of $190.6 million and $161.3 million at June 30, 2018 and December 31, 2017, respectively, these contracts support variable rate, commercial loan relationships totaling $95.3 million and $80.7 million, respectively.  While these swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Fair value recorded in other assets	$1,705	$262
Fair value recorded in other liabilities	1,705	262

The gross gains and losses on derivative assets and liabilities related to interest rate swaps recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross gains	$489	$301	$1,443	$301
Gross (losses)	(489)	(301)	(1,443)	(301)
Net gains (losses)	$—	$—	$—	$—

First Busey had $0.3 million in securities pledged to secure its obligation under these contracts at June 30, 2018.  First Busey had $2.0 million in cash and $0.4 million in securities pledged to secure its obligation under contracts at December 31, 2017.

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

There were no transfers between levels during the quarter ended June 30, 2018.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2018
Fair value adjusted through comprehensive income:
Securities available for sale
U.S. Treasury securities	$—	$59,958	$—	$59,958
Obligations of U.S. government corporations and agencies	—	94,497	—	94,497
Obligations of states and political subdivisions	—	246,654	—	246,654
Residential mortgage-backed securities	—	354,055	—	354,055
Corporate debt securities	—	116,174	—	116,174
Fair value adjusted through current period earnings:
Securities equity investments	5,689	—	—	5,689
Loans held for sale	—	33,974	—	33,974
Derivative assets	—	2,465	—	2,465
Derivative liabilities	—	2,759	—	2,759

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2017
Securities available for sale
U.S. Treasury securities	$—	$60,348	$—	$60,348
Obligations of U.S. government corporations and agencies	—	103,665	—	103,665
Obligations of states and political subdivisions	—	280,199	—	280,199
Residential mortgage-backed securities	—	397,436	—	397,436
Corporate debt securities	—	31,034	—	31,034
Securities equity investments	5,378	—	—	5,378
Loans held for sale	—	94,848	—	94,848
Derivative assets	—	937	—	937
Derivative liabilities	—	2,410	—	2,410

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

Bank Property Held for Sale.  Bank property held for sale represents certain banking center office buildings which the Company has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals or real estate listing price.  Due to the significance of the unobservable inputs, all bank property held for sale fair values have been classified as level 3 in ASC Topic 820.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2018
Impaired loans	$—	$—	$3,319	$3,319
OREO	—	—	55	55
Bank property held for sale	—	—	3,711	3,711

December 31, 2017
Impaired loans	$—	$—	$1,313	$1,313
OREO(1)	—	—	—	—

(1)OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
June 30, 2018
Impaired loans	$3,319	Appraisal of collateral	Appraisal adjustments	-0.1% to -100.0% (-36.5)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-65.0)%
Bank property held for sale	3,711	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.0% to -35.1% (-18.0)%

December 31, 2017
Impaired loans	$1,313	Appraisal of collateral	Appraisal adjustments	-20.3% to -100.0% (-30.8)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0% (-100.0)%

(1)OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$230,730	$230,730	$353,272	$353,272
Level 2 inputs:
Securities held to maturity	507,780	496,715	443,550	441,052
Accrued interest receivable	22,476	22,476	22,591	22,591
Level 3 inputs:
Portfolio loans, net	5,501,982	5,423,322	5,465,918	5,361,406
Mortgage servicing rights	3,502	10,813	3,680	8,635
Other servicing rights	390	1,041	280	901

Financial liabilities:
Level 2 inputs:
Time deposits(2)	$1,474,506	$1,461,928	$—	$—
Deposits(2)	—	—	6,125,965	6,119,135
Securities sold under agreements to repurchase	240,109	240,109	304,566	304,566
Short-term borrowings	150,000	150,000	220,000	220,000
Long-term debt	50,000	50,000	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	71,081	71,081	71,008	71,008
Accrued interest payable	4,198	4,198	2,581	2,581
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,472	38,328	39,404	39,104
Subordinated notes, net of unamortized issuance costs	64,653	63,103	64,715	64,350

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

Note 18:  Liability for Loans Sold

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

The liability for loans sold of $2.0 million and $2.1 million at June 30, 2018 and December 31, 2017, respectively, represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it has sold to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey at June 30, 2018 (unaudited), as compared with December 31, 2017 and June 30, 2017 (unaudited), and the results of operations for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited), and the three months ended March 31, 2018 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

EXECUTIVE SUMMARY

Operating Results

The Company’s net income for the second quarter of 2018 was $24.9 million, or $0.51 per diluted common share, compared to net income of $21.9 million, or $0.45 per diluted common share, for the first quarter of 2018 and net income of $16.5 million, or $0.43 per diluted common share, for the second quarter of 2017.  Adjusted net income(1) for the second quarter of 2018 was $25.6 million, or $0.52 per diluted common share, compared to $24.9 million, or $0.51 per diluted common share, for the first quarter of 2018 and $16.7 million, or $0.43 per diluted common share, for the second quarter of 2017.

Year-to-date net income through June 30, 2018 was $46.8 million, or $0.95 per diluted common share, compared to net income of $31.6 million, or $0.82 per diluted common share, for the comparable period of 2017. Year-to-date adjusted net income(1) for the first six months of 2018 was $50.5 million, or $1.03 per diluted common share, compared to $32.5 million or $0.84 per diluted common share for 2017.  The results were favorably impacted by the acquisition of First Community, since the closing of the transaction on July 2, 2017, and Mid Illinois, since the closing of the transaction on October 1, 2017.

For the second quarter of 2018, return on average assets and return on average tangible common equity were 1.30% and 15.59%, respectively, on a basis in accordance with GAAP.  Based on adjusted net income(1), return on average assets was 1.34% and return on average tangible common equity was 16.04% for the same period.

For the six months ended June 30, 2018, return on average assets was 1.23%, an increase from 1.20% for the same period of 2017.  Based on adjusted net income(1), return on average assets for the first six months of 2018 was 1.33% compared to 1.23% for the comparable period of 2017. Return on average tangible common equity was 14.90% for the first six months of 2018 compared to 13.30% for the same period of 2017.  Return on average tangible common equity based on adjusted net income(1) was 16.08% for the first half of 2018 compared to 13.65% for the first half of 2017.

The Company views certain non-operating items including, but not limited to, acquisition-related and restructuring charges, as adjustments to net income.  Non-operating adjustments for the second quarter of 2018 were expenses related to acquisitions, including $0.8 million in fixed asset impairments and $0.1 million of data processing conversion and other acquisition-related expenses. The reconciliation of non-GAAP measures (including adjusted net income, adjusted efficiency ratio, adjusted return on average assets, return on average tangible common equity, tangible book value and tangible book value per share), which the Company believes facilitates the assessment of its banking operations and peer comparability, is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 49.0% of the Company’s non-interest income for the quarter ended June 30, 2018, providing a balance to revenue from traditional banking activities. Two of the Company’s acquisitions, Pulaski Financial Corp. and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in the corresponding acquired bank markets is expected to continue providing attractive growth opportunities in future periods.

(1)For a reconciliation of adjusted net income, a non-GAAP financial measure, see “Non-GAAP Financial Information.”

Asset Quality

We remain committed to our focus on quality balance sheet growth and our credit metrics remain solid.  As of June 30, 2018, non-performing loans decreased to $26.4 million, compared to $33.6 million as of March 31, 2018, and increased from $20.1 million as of June 30, 2017. Non-performing loans were 0.47% of total portfolio loans as of June 30, 2018, compared to 0.61% as of March 31, 2018 and 0.51% as of June 30, 2017.

The Company recorded net charge-offs of $1.6 million for the second quarter of 2018, a decrease compared to $1.9 million for the first quarter of 2018, and an increase compared to net recoveries of $0.3 million for the second quarter of 2017.  The allowance for loan loss as a percentage of portfolio loans was 0.96% at June 30, 2018 as compared to 0.95% at March 31, 2018 and 1.25% at June 30, 2017. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The Company recorded provision for loan losses of $2.3 million in the second quarter of 2018, compared to $1.0 million in the first quarter of 2018 and $0.5 million in the second quarter of 2017. The Company recorded provision for loan losses of $3.3 million in the first six months of 2018 and $1.0 million in the first six months of 2017.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2018	2018	2017	2017
Portfolio loans	$5,555,287	$5,531,453	$5,519,500	$5,085,864
Commercial loans(1)	4,076,253	4,061,181	4,030,821	3,782,463
Allowance for loan losses	53,305	52,649	53,582	51,035
Non-performing loans
Non-accrual loans	25,215	32,588	24,624	27,430
Loans 90+ days past due	1,142	995	2,741	439
Loans 30-89 days past due	10,017	9,506	12,897	11,556
OREO	3,694	1,001	1,283	1,172
Non-performing assets to portfolio loans and non-performing assets	0.5%	0.6%	0.5%	0.6%
Allowance as a percentage of non-performing loans	202.2%	156.8%	195.8%	183.1%
Allowance for loan losses to portfolio loans	0.96%	0.95%	0.97%	1.0%

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

Busey Bank has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  St. Louis, Missouri is the largest metropolitan area in Missouri and the twentieth largest in the United States.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois.  The Company’s geographic concentration in only three of the 15 counties included in the St. Louis metropolitan area gives the Company tremendous expansion opportunities into neighboring counties.  St. Louis has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail.  St. Charles County has been one of the fastest-growing counties in the country for decades and features a cross-section of industry, as well as extensive retail and some agriculture.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

							Change in income/
	2018			2017			expense due to
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$115,599	$508	1.76%	$182,562	$454	1.00%	$(208)	$262	$54
Investment securities
U.S. Government obligations	155,009	636	1.65%	144,653	487	1.35%	37	112	149
Obligations of states and political subdivisions(1)	290,802	1,986	2.74%	186,547	1,411	3.03%	723	(148)	575
Other securities	862,392	5,328	2.48%	480,064	2,811	2.35%	2,354	163	2,517
Loans held for sale	27,516	299	4.36%	104,420	1,000	3.84%	(820)	119	(701)
Portfolio loans(1) (2)	5,533,168	62,310	4.52%	3,892,327	40,608	4.18%	18,262	3,440	21,702
Total interest-earning assets(1) (3)	$6,984,486	$71,067	4.08%	$4,990,573	$46,771	3.76%	$20,348	$3,948	$24,296

Cash and due from banks	102,640			75,959
Premises and equipment	120,595			78,728
Allowance for loan losses	(53,521)			(49,260)
Other assets	499,341			265,074

Total Assets	$7,653,541			$5,361,074

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,214,863	$782	0.26%	$1,021,986	$333	0.13%	$73	$376	$449
Savings and money market deposits	2,004,299	1,641	0.33%	1,493,040	678	0.18%	230	733	963
Time deposits	1,400,548	4,481	1.28%	743,308	1,152	0.62%	1,511	1,818	3,329
Short-term borrowings:
Repurchase agreements	235,678	372	0.63%	176,735	204	0.46%	78	90	168
Other (4)	96,429	457	1.90%	2,198	27	4.93%	457	(27)	430
Long-term debt(5)	154,123	1,406	3.66%	120,141	628	2.10%	214	564	778
Junior subordinated debt owed to unconsolidated trusts	71,046	814	4.60%	70,904	621	3.51%	1	192	193
Total interest-bearing liabilities	$5,176,986	$9,953	0.77%	$3,628,312	$3,643	0.40%	$2,564	$3,746	$6,310

Net interest spread(1)			3.31%			3.36%

Noninterest-bearing deposits	1,492,251			1,091,696
Other liabilities	40,173			36,178
Stockholders’ equity	944,131			604,888

Total Liabilities and Stockholders’ Equity	$7,653,541			$5,361,074

Interest income / earning assets(1) (3)	$6,984,486	$71,067	4.08%	$4,990,573	$46,771	3.76%
Interest expense / earning assets	$6,984,486	$9,953	0.57%	$4,990,573	$3,643	0.29%

Net interest margin(1)		$61,114	3.51%		$43,128	3.47%	$17,784	$202	$17,986

(1)On a tax-equivalent basis assuming an income tax rate of 26% in 2018 and 35% in 2017.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes a tax-equivalent adjustment of $0.8 million for the three months ended June 30, 2018 and 2017.

(4)Includes federal funds purchased, FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)Includes FHLB long-term debt, senior notes and subordinated notes.

(6)Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

							Change in income/
	2018			2017			expense due to
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits and federal funds sold	$116,956	$931	1.61%	$137,826	$632	0.92%	$(122)	$421	$299
Investment securities
U.S. Government obligations	158,272	1,285	1.64%	145,922	940	1.30%	85	260	345
Obligations of states and political subdivisions(1)	299,976	4,073	2.74%	190,803	2,843	3.00%	1,502	(272)	1,230
Other securities	851,297	10,286	2.44%	474,034	5,469	2.33%	4,547	270	4,817
Loans held for sale	33,372	649	3.92%	121,546	2,238	3.71%	(1,708)	119	(1,589)
Portfolio loans(1) (2)	5,520,584	123,240	4.50%	3,877,215	80,289	4.18%	36,273	6,678	42,951
Total interest-earning assets(1) (3)	$6,980,457	$140,464	4.06%	$4,947,346	$92,411	3.77%	$40,577	$7,476	$48,053

Cash and due from banks	105,667			77,516
Premises and equipment	119,481			78,505
Allowance for loan losses	(54,076)			(48,986)
Other assets	507,162			271,342

Total Assets	$7,658,691			$5,325,723

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,188,922	$1,452	0.25%	$1,019,185	$613	0.12%	$117	$722	$839
Savings and money market deposits	2,015,561	3,160	0.32%	1,474,562	1,256	0.17%	476	1,428	1,904
Time deposits	1,389,595	8,279	1.20%	760,829	2,338	0.62%	2,781	3,160	5,941
Short-term borrowings:
Repurchase agreements	246,802	713	0.58%	171,290	327	0.38%	176	210	386
Other (4)	110,083	933	1.71%	11,188	74	1.33%	833	26	859
Long-term debt(5)	154,122	2,763	3.62%	100,181	741	1.49%	555	1,467	2,022
Junior subordinated debt owed to unconsolidated trusts	71,028	1,529	4.34%	70,887	1,208	3.44%	2	319	321
Total interest-bearing liabilities	$5,176,113	$18,829	0.73%	$3,608,122	$6,557	0.37%	$4,940	$7,332	$12,272

Net interest spread(1)			3.33%			3.40%

Noninterest-bearing deposits	1,494,680			1,079,405
Other liabilities	48,923			38,020
Stockholders’ equity	938,975			600,176

Total Liabilities and Stockholders’ Equity	$7,658,691			$5,325,723

Interest income / earning assets(1) (3)	$6,980,457	$140,464	4.06%	$4,947,346	$92,411	3.77%
Interest expense / earning assets	$6,980,457	$18,829	0.55%	$4,947,346	$6,557	0.27%

Net interest margin(1)		$121,635	3.51%		$85,854	3.50%	$35,637	$144	$35,781

(1)On a tax-equivalent basis assuming an income tax rate of 26% in 2018 and 35% in 2017.

(2)Non-accrual loans have been included in average portfolio loans.

(3)Interest income includes a tax-equivalent adjustment of $1.5 million at June 30, 2018 and 2017, respectively.

(4)Includes federal funds purchased, FHLB advances and revolving loan.  Interest expense includes a non-usage fee on the revolving loan.

(5)Includes FHLB long-term debt, senior notes and subordinated notes.

(6)Annualized.

The Consolidated Average Balance Sheets and interest rates were impacted by the 2017 acquisitions of First Community and Mid Illinois, along with organic growth.  Total average interest-earning assets increased $2.0 billion, or 40.0%, to $7.0 billion for the three month period ended June 30, 2018, as compared to $5.0 billion for the same period in 2017.  Total average interest-earning assets increased $2.1 billion, or 41.1%, to $7.0 billion for the six month period ended June 30, 2018, as compared to $4.9 billion for the same period in 2017. Total average interest-bearing liability balances increased $1.6 billion, or 42.7%, to $5.2 billion for the three month period ended June 30, 2018, as compared to $3.6 billion for the same period in 2017.  Total average interest-bearing liability balances increased $1.6 billion, or 43.5%, to $5.2 billion for the six month period ended June 30, 2018, as compared to $3.6 billion for the same period in 2017.

Interest income, on a tax-equivalent basis, increased $24.3 million, or 51.9%, to $71.1 million for the three month period ended June 30, 2018, as compared to $46.8 million in the same period of 2017. Interest income, on a tax-equivalent basis, increased $48.1 million, or 52.0%, to $140.5 million for the six month period ended June 30, 2018, as compared to $92.4 million in the same period of 2017.  The interest income increases related primarily to the increase in loan volumes.  Interest expense increased during the three month period ended June 30, 2018 by $6.3 million to $10.0 million from $3.7 million in the same period of 2017. Interest expense increased during the six month period ended June 30, 2018 by $12.3 million to $18.8 million from $6.5 million in the same period of 2017. The interest expense increases were the result of increases in deposits and borrowings related to the 2017 acquisitions of First Community and Mid Illinois and rising interest rates.

Net interest income, on a tax-equivalent basis, increased $18.0 million for the three month period ended June 30, 2018, as compared to the same period of 2017.  Net interest income, on a tax-equivalent basis, increased $35.8 million for the six month period ended June 30, 2018, as compared to the same period of 2017.  The Federal Open Market Committee announced that the federal funds rate increased from 1.50% to 1.75% on March 21, 2018 and then on June 13, 2018 that the federal funds rate increased from 1.75% to 2.00%.  In 2017, for comparison, the federal funds rate increased from 0.75% to 1.00% on March 15, 2017, and then from 1.00% to 1.25% on June 15, 2017.  The Company expects the increases in interest rates to be modestly favorable to net interest income for the remainder of 2018; however, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.51% for the three month period ended June 30, 2018, compared to 3.47% for the same period in 2017, and increased to 3.51% for the six month period ended June 30, 2018, compared to 3.50% for the same period in 2017.  Net of purchase accounting accretion and amortization(1), the net interest margin for the three month period ended June 30, 2018 was 3.34%, steady with the same period in 2017, and was 3.33% for the six month period ended June 30, 2018, a decrease from 3.36% for the same period in 2017.

Quarterly net interest margins for 2018 and 2017 were as follows:

	2018	2017
First Quarter	3.52%	3.53%
Second Quarter	3.51%	3.47%
Third Quarter	—	3.60%
Fourth Quarter	—	3.68%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.31% for the three month period ended June 30, 2018, compared to 3.36% for the same period in 2017 and was 3.33% for the six month period ended June 30, 2018, compared to 3.40% for the same period in 2017.

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

(1)For a reconciliation of net interest margin net of purchase accounting accretion and amortization, a non-GAAP financial measure, see “Non-GAAP Financial Information.”

Non-interest income (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Trust fees	$6,735	$5,827	$908	15.6%	$14,249	$12,017	$2,232	18.6%
Commissions and brokers’ fees, net	883	751	132	17.6%	1,979	1,473	506	34.4%
Remittance processing	3,566	2,859	707	24.7%	6,958	5,704	1,254	22.0%
Fees for customer services	7,290	6,095	1,195	19.6%	14,236	12,081	2,155	17.8%
Mortgage revenue	1,573	2,770	(1,197)	(43.2)%	3,216	4,904	(1,688)	(34.4)%
Security (losses) gains, net	160	(4)	164	NM	160	853	(693)	(81.2)%
Other income	2,595	1,764	831	47.1%	4,490	3,044	1,446	47.5%
Total non-interest income	$22,802	$20,062	$2,740	13.7%	$45,288	$40,076	$5,212	13.0%

NM=Not Meaningful

Total non-interest income of $22.8 million for the three month period ended June 30, 2018 increased by 13.7% as compared to $20.1 million for the same period in 2017.  Total non-interest income of $45.3 million for the six month period ended June 30, 2018 increased by 13.0% as compared to $40.1 million for the same period in 2017.  The increases reflect organic growth as well as the 2017 acquisitions of First Community and Mid Illinois.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased to $7.6 million for the three months ended June 30, 2018 compared to $6.6 million for the three months ended June 30, 2017 and increased to $16.2 million for the six months ended June 30, 2018 compared to $13.5 million for the six months ended June 30, 2017. Market expansion and increasing assets under care drove fee income.  Further, two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in the corresponding acquired bank markets is expected to provide attractive growth opportunities in future periods.

Remittance processing revenue from the Company’s subsidiary, FirsTech, Inc., of $3.6 million for the three months ended June 30, 2018 increased compared to $2.9 million for the same period of 2017.  For the first six months of 2018, remittance processing revenue increased to $7.0 million compared to $5.7 million for the same period of 2017.  The positive 2018 results are a reflection of new customer activity and volume increases from existing customers.  FirsTech, Inc. adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services increased to $7.3 million for the three month period ended June 30, 2018 as compared to $6.1 million for the same period of 2017 and increased to $14.2 million for the six month period ended June 30, 2018 as compared to $12.1 million for the same period of 2017.  Evolving regulation, product changes and changing behaviors by our client base may impact the fees for customer services in future periods.

Mortgage revenue decreased to $1.6 million for the three month period ended June 30, 2018 compared to $2.8 million for the same period of 2017 and decreased to $3.2 million for the six month period ended June 30, 2018 compared to $4.9 million for the same period of 2017.  2018 results reflect lower origination volumes, the timing of sales, and the realignment of mortgage origination resources to the Company’s branch market areas through the sale of certain mortgage locations in the fourth quarter of 2017.

Security gains, net, vary based on the Company’s decisions around selling securities.  In the first quarter of 2017, the Company sold 100% risk weighted investments and reinvested in 20% risk weighted investments at higher yields to better manage capital, while also producing higher future returns.

Other income increased 47.1% for the three months ended June 30, 2018 compared to the same period of 2017 and increased 47.5% for the six months ended June 30, 2018 compared to the same period of 2017 across multiple revenue sources.

Non-interest expense (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries, wages and employee benefits	$25,472	$20,061	$5,411	27.0%	$54,291	$41,951	$12,340	29.4%
Net occupancy expense of premises	3,689	3,126	563	18.0%	7,510	6,311	1,199	19.0%
Furniture and equipment expenses	1,790	1,719	71	4.1%	3,703	3,338	365	10.9%
Data processing	4,030	3,306	724	21.9%	8,375	6,235	2,140	34.3%
Amortization of intangible assets	1,490	1,182	308	26.1%	3,005	2,389	616	25.8%
Other expense	10,834	7,374	3,460	46.9%	21,461	14,163	7,298	51.5%
Total non-interest expense	$47,305	$36,768	$10,537	28.7%	$98,345	$74,387	$23,958	32.2%

Income taxes	$8,749	$8,681	$68	0.8%	$17,027	$17,419	$(392)	(2.3)%
Effective rate on income taxes	26.0%	34.5%			26.7%	35.5%

Efficiency ratio	54.7%	56.3%			57.2%	57.6%
Full-time equivalent employees as of period-end	1,288	1,238

Total non-interest expense of $47.3 million for the three month period ended June 30, 2018 increased as compared to $36.8 million for the same period in 2017.  Total non-interest expense of $98.3 million for the six month period ended June 30, 2018 increased as compared to $74.4 million for the same period in 2017. Pre-tax non-operating expenses of $1.0 million impacted the three month period ended June 30, 2018 while pre-tax non-operating expenses of $0.3 million impacted the same period of 2017.  Pre-tax non-operating expenses of $4.5 million impacted the six month period ended June 30, 2018 while pre-tax non-operating expenses of $1.3 million impacted the same period 2017. We continue to examine expenses across all areas of the Company and remain focused on expense discipline, with an emphasis on the ones outlined below.

Salaries, wages and employee benefits expense of $25.5 million increased $5.4 million for the three month period ended June 30, 2018 as compared to the same period in 2017 and increased $12.3 million, to $54.3 million, for the six month period ended June 30, 2018 as compared to the same period of 2017.  The increase was primarily as a result of an increased number of employees resulting from the First Community and Mid Illinois acquisitions.  In addition, restructuring costs designed to address the changing needs of our organization as we seek to balance growth with efficiency, negatively impacted the six month period ended June 30, 2018 by $1.7 million.  Full-time equivalent employees totaled 1,288 at June 30, 2018, down from 1,347 at December 31, 2017, and up from 1,238 at June 30, 2017.

Combined net occupancy expense of premises and furniture and equipment expenses of $5.5 million and $11.2 million for the three and six month periods ended June 30, 2018, respectively, increased compared to the same periods in 2017. The 2017 acquisitions added 21 banking centers.  We continue to evaluate our banking center network and five banking centers were closed in the first quarter of 2018.

Data processing expense for the three month period ended June 30, 2018 of $4.0 million increased from $3.3 million for the same period of 2017.  Data processing expense for the six month period ended June 30, 2018 of $8.4 million decreased from $6.2 million for the same period of 2017.  Variances are largely related to deconversion expenses related to acquisitions.

Amortization of intangible assets increased for the three and six month periods ended June 30, 2018 compared to the same period in 2017 as a result of the First Community and Mid Illinois acquisitions.

Other expense of $10.8 million for the three month period ended June 30, 2018 increased $3.5 million compared to the same period in 2017.  Other expense of $21.5 million for the six month period ended June 30, 2018 increased $7.3 million compared to the same period in 2017 across multiple expense categories, including fluctuations in gains and losses on OREO sales, business development and acquisition related check card service expense.

The effective rate on income taxes, or income taxes divided by income before taxes, of 26.0% and 26.7% for the three and six months ended June 30, 2018, respectively, was lower than the combined federal and state statutory rate of approximately 28% due to tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%.   Effective January 1, 2018 in connection with the TCJA, the corporate federal tax rate was reduced from 35.0% to 21.0%.

The efficiency ratio(1) represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 54.7% for the three month period ended June 30, 2018 improved from 56.3% in the comparable period in 2017 and the efficiency ratio of 57.2% for the six month period ended June 30, 2018 improved from 57.6% in the comparable period in 2017.  Operating costs have been influenced by acquisitions and the adjusted efficiency ratio(1), excluding the impact of such acquisition costs among other items, was 53.6% and 55.8% for the three month periods ended June 30, 2018 and 2017, respectively.  The adjusted efficiency ratio(1) was 54.5% and 56.5% for the six month periods ended June 30, 2018 and 2017, respectively.  While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years. Further, the Company started to see greater operating efficiencies from the South Side integration beginning in the second quarter of 2018.  We will continue to examine appropriate avenues to improve efficiency and remain consistently focused on expense discipline.

(1)For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Non-GAAP Financial Information.”

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	June 30, 2018	December 31, 2017	$ Change	% Change
Assets
Securities available for sale	$871,338	$872,682	$(1,344)	(0.2)%
Securities held to maturity	507,780	443,550	64,230	14.5%
Loans held for sale	33,974	94,848	(60,874)	(64.2)%
Portfolio loans, net	5,501,982	5,465,918	36,064	0.7%

Total assets	$7,775,544	$7,860,640	$(85,096)	(1.1)%

Liabilities
Deposits:
Noninterest-bearing	$1,496,671	$1,597,421	$(100,750)	(6.3)%
Interest-bearing	4,667,241	4,528,544	138,697	3.1%
Total deposits	$6,163,912	$6,125,965	$37,947	0.6%

Securities sold under agreements to repurchase	$240,109	$304,566	$(64,457)	(21.2)%
Short-term borrowings	150,000	220,000	(70,000)	(31.8)%
Long-term debt	50,000	50,000	—	—%
Senior notes, net of unamortized issuance costs	39,472	39,404	68	0.2%
Subordinated notes, net of unamortized issuance costs	64,653	64,715	(62)	(0.1)%
Junior subordinated debt owed to unconsolidated trusts	71,081	71,008	73	0.1%

Total liabilities	$6,818,362	$6,925,637	$(107,275)	(1.5)%

Stockholders’ equity	$957,182	$935,003	$22,179	2.4%

In the first half of 2018, we continued to emphasize our key priorities - balance sheet strength, profitability and growth - achieved within a framework of safety and soundness. Our capital position remains strong and we continue to focus on a sound credit foundation.  We believe our emphasis on commercial banking and wealth management, supplemented by our remittance processing activities, will drive growth in the remainder of 2018 and beyond.

Loans Held for Sale

Loans held for sale totaled $34.0 million and $94.8 million at June 30, 2018 and December 31, 2017, respectively.  The amount of loans held for sale decreased from December 31, 2017, due to lower origination volumes in 2018.  Lower origination volumes are a reflection of the realignment of mortgage origination resources to the Company’s branch market areas through the sale of certain mortgage locations in the fourth quarter of 2017.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	June 30, 2018
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$988,777	$414,808	$18,750	$23,726	$1,446,061
Commercial real estate	1,465,222	585,258	158,250	146,495	2,355,225
Real estate construction	92,607	107,137	13,038	62,185	274,967
Retail real estate	831,694	494,651	100,978	22,153	1,449,476
Retail other	25,242	2,628	1,123	565	29,558
Portfolio loans	$3,403,542	$1,604,482	$292,139	$255,124	$5,555,287

Less allowance for loan losses					53,305
Portfolio loans, net					$5,501,982

	December 31, 2017
	Illinois	Missouri	Florida	Indiana	Total

Commercial	$974,392	$378,424	$19,005	$42,810	$1,414,631
Commercial real estate	1,505,819	547,200	147,360	154,305	2,354,684
Real estate construction	87,084	74,662	26,209	73,551	261,506
Retail real estate	835,287	509,500	98,112	17,902	1,460,801
Retail other	26,230	685	961	2	27,878
Portfolio loans	$3,428,812	$1,510,471	$291,647	$288,570	$5,519,500

Less allowance for loan losses					53,582
Portfolio loans, net					$5,465,918

Portfolio loans increased $35.8 million, or 0.6%, as of June 30, 2018 compared to December 31, 2017.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $45.4 million from December 31, 2017.  Retail real estate and retail other loans decreased $9.6 million from December 31, 2017.  2018 loan growth was driven by organic originations, particularly in the Missouri market.  Relationship banking, rather than transactional banking, remains a focus for the Company.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Allowance for Loan Losses

Our allowance for loan losses was $53.3 million, or 0.96% of portfolio loans, and $53.6 million, or 0.97% of portfolio loans, at June 30, 2018 and December 31, 2017, respectively.  As of June 30, 2018, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses was $3.3 million and $1.0 million at June 30, 2018 and 2017, respectively.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.   However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Non-accrual loans	$25,215	$32,588	$24,624	$27,430
Loans 90+ days past due and still accruing	1,142	995	2,741	439
Total non-performing loans	$26,357	$33,583	$27,365	$27,869

OREO	$3,694	$1,001	$1,283	$1,172

Total non-performing assets	$30,051	$34,584	$28,648	$29,041

Allowance for loan losses	$53,305	$52,649	$53,582	$51,035
Allowance for loan losses to portfolio loans	0.96%	0.95%	0.97%	1.00%
Allowance for loan losses to non-performing loans	202.2%	156.8%	195.8%	183.1%
Non-performing loans to portfolio loans, before allowance for loan losses	0.5%	0.6%	0.5%	0.5%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.5%	0.6%	0.5%	0.6%

Total non-performing assets were $30.1 million at June 30, 2018, compared to $28.6 million at December 31, 2017.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.5% on June 30, 2018.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $106.1 million at June 30, 2018, compared to $70.4 million at December 31, 2017.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2018, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.

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

As of June 30, 2018, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At June 30, 2018 and December 31, 2017 the Company had outstanding standby letters of credit of $34.7 million and $37.2 million, respectively, and commitments to extend credit of $1.3 billion to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of June 30, 2018, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary bank.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2018, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary bank to maintain a total capital to total risk-weighted asset ratio of not less than 9.875%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.875%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 6.375% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of June 30, 2018, First Busey had a total capital to total risk-weighted asset ratio of 14.42%, a Tier 1 capital to risk-weighted asset ratio of 12.44%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.21% and a Tier 1 leverage ratio of 10.13%; Busey Bank had ratios of 14.03%, 13.14%, 13.14% and 10.68%, respectively.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP.  These measures include adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets and return on average common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions.  Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures, specifically net income in the case of adjusted net income and adjusted return on average assets, total net interest income, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of the tangible book value per share, appears below (dollars in thousands, except per share data).  The Company believes each of the adjusted measures is useful for investors and management to understand the effects of certain non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and Return on Average Assets

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$24,862	$21,917	$16,479	$46,779	$31,649
Acquisition expenses
Salaries, wages and employee benefits	—	1,233	—	1,233	—
Data processing	34	372	81	406	86
Other (includes professional and legal)	107	1,950	266	2,057	1,017
Other restructuring costs
Salaries, wages and employee benefits	—	417	—	417	215
Fixed asset impairments	817	—	—	817	—
Related tax benefit	(230)	(967)	(139)	(1,197)	(486)
Adjusted net income	$25,590	$24,922	$16,687	$50,512	$32,481

Average total assets	$7,653,541	$7,663,899	$5,361,074	$7,658,691	$5,325,723

Reported: Return on average assets(1)	1.30%	1.16%	1.23%	1.23%	1.20%
Adjusted: Return on average assets(1)	1.34%	1.32%	1.25%	1.33%	1.23%

(1)Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Reported: Net interest income	$60,372	$59,757	$42,366	$120,129	$84,379
Tax-equivalency adjustment	742	764	762	1,506	1,475
Less: Purchase accounting amortization	(3,015)	(3,410)	(1,630)	(6,425)	(3,481)
Adjusted: Net interest income	$58,099	$57,111	$41,498	$115,210	$82,373

Average interest-earning assets	$6,984,486	$6,976,383	$4,990,573	$6,980,457	$4,947,346

Reported: Net interest margin(1)	3.51%	3.52%	3.47%	3.51%	3.50%
Adjusted: Net Interest margin(1)	3.34%	3.32%	3.34%	3.33%	3.36%

(1)Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Reported: Net Interest income	$60,372	$59,757	$42,366	$120,129	$84,379
Tax-equivalency adjustment	742	764	762	1,506	1,475
Tax equivalent interest income	$61,114	$60,521	$43,128	$121,635	$85,854

Reported: Non-interest income	22,802	22,486	20,062	45,288	40,076
Less: Security gain (loss), net	160	—	(4)	160	853
Adjusted: Non-interest income	$22,642	$22,486	$20,066	$45,128	$39,223

Reported: Non-interest expense	47,305	51,040	36,768	98,345	74,387
Less:
Amortization	(1,490)	(1,515)	(1,182)	(3,005)	(2,389)
Non-operating adjustments:
Salaries, wages and employee benefits	—	(1,650)	—	(1,650)	—
Data processing	(34)	(372)	(81)	(406)	(86)
Other	(924)	(1,505)	(266)	(2,429)	(1,232)
Adjusted: Non-interest expense	$44,857	$45,998	$35,239	$90,855	$70,680

Reported: Efficiency ratio	54.70%	59.66%	56.31%	57.17%	57.56%
Adjusted: Efficiency ratio	53.56%	55.41%	55.76%	54.48%	56.51%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

	As of
	June 30, 2018	March 31, 2018	June 30, 2017

Total assets	$7,775,544	$7,778,746	$5,531,367
Less:
Goodwill and other intangible assets, net	(303,407)	(304,897)	(118,887)
Tax effect of goodwill and other intangible assets, net	9,288	9,675	6,435
Tangible assets	$7,481,425	$7,483,524	$5,418,915

Total stockholders’ equity	957,182	942,146	613,115
Less:
Goodwill and other intangible assets, net	(303,407)	(304,897)	(118,887)
Tax effect of goodwill and other intangible assets, net	9,288	9,675	6,435
Tangible stockholders’ equity	$663,063	$646,924	$500,663

Tangible common equity to tangible assets(1)	8.86%	8.64%	9.24%
Tangible book value per share	$13.40	$13.08	$12.92

	Three Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017
Average stockholders’ common equity	$944,131	$933,762	$604,888
Less: Average goodwill and intangibles, net	(304,379)	(306,968)	(119,644)
Average tangible stockholders’ common equity	$639,752	$626,794	$485,244

Reported: Return on average tangible common equity(2)	15.59%	14.18%	13.62%
Adjusted: Return on average tangible common equity(2),(3)	16.04%	16.13%	13.79%
Return on average common equity(2)	10.56%	9.52%	10.93%

	Six Months Ended
	June 30, 2018	June 30, 2017
Average stockholders’ common equity	$938,975	$600,176
Less: Average goodwill and intangibles, net	(305,666)	(120,249)
Average tangible stockholders’ common equity	$633,309	$479,927

Reported: Return on average tangible common equity(2)	14.90%	13.30%
Adjusted: Return on average tangible common equity(2),(3)	16.08%	13.65%
Return on average common equity(2)	10.05%	10.63%

(1)Tax-effected measure

(2)Annualized measure

(3)Calculated using adjusted net income

FORWARD-LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, national and international economy (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations); (ii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iii) changes in interest rates and prepayment rates of the Company’s assets; (iv) increased competition in the financial services sector and the inability to attract new customers; (v) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vi) the loss of key executives or employees; (vii) changes in consumer spending; (viii) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (ix) unexpected outcomes of existing or new litigation involving the Company;  (x) the economic impact of any future terrorist threats or attacks; (xi) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards; and (xii) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Fair values are determined based on the definition of “fair value” defined in FASB ASC Topic 820 — Fair Value Measurement as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

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

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-100	+100	+200	+300	+400

June 30, 2018	(3.15)%	(0.03)%	(0.22)%	(0.42)%	(0.48)%

December 31, 2017	0.34%	(0.72)%	(1.61)%	(2.56)%	(3.52)%

	Year-Two: Basis Point Changes
	-100	+100	+200	+300	+400

June 30, 2018	(4.67)%	0.74%	1.33%	1.78%	2.12%

December 31, 2017	(2.65)%	1.53%	2.91%	4.14%	5.22%

Interest rate risk is monitored and managed within approved policy limits.  The calculation of potential effects of hypothetical interest rate changes is based on numerous assumptions and should not be relied upon as indicative of actual results.  Actual results would likely differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of June 30, 2018, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The Company has made the following addition to the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

In recent months, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products.  Additional tariffs and retaliatory tariffs may be imposed in the future by the United States and these and other countries.  Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2018.  At June 30, 2018, the Company had 333,334 shares that may still be purchased under the plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

*10.1	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended.

*10.2	Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.

10.3

Amendment No. 3 to Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of April 30, 2018 (filed as Exhibit 10.1 to Form 8-K dated April 30, 2018, filed with the Commission on May 2, 2018 (Commission No. 0-15950), and incorporated herein by reference).

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Date:  August 7, 2018