Form 10-Q
period 2018-09-30
FIRST BUSEY CORP /NV/
filed 2018-11-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. University Ave. Champaign, Illinois	61820
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (217) 365-4544

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2018
Common Stock, $.001 par value	48,860,557

FIRST BUSEY CORPORATION

FORM 10-Q

September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Assets
Cash and cash equivalents (interest-bearing 2018 $52,390; 2017 $234,889)	$160,652	$353,272
Securities available for sale	863,381	872,682
Securities held to maturity	626,250	443,550
Securities equity investments	7,317	5,378
Loans held for sale	32,617	94,848
Portfolio loans (net of allowance for loan losses 2018 $52,743; 2017 $53,582)	5,570,998	5,465,918
Premises and equipment, net	119,162	116,913
Goodwill	267,685	269,346
Other intangible assets, net	34,278	38,727
Cash surrender value of bank owned life insurance	127,663	126,737
Deferred tax asset, net	16,431	17,296
Other assets	62,951	55,973
Total assets	$7,889,385	$7,860,640
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,438,054	$1,597,421
Interest-bearing	4,757,515	4,528,544
Total deposits	$6,195,569	$6,125,965

Securities sold under agreements to repurchase	255,906	304,566
Short-term borrowings	200,000	220,000
Long-term debt	50,000	50,000
Senior notes, net of unamortized issuance costs	39,505	39,404
Subordinated notes, net of unamortized issuance costs	59,121	64,715
Junior subordinated debt owed to unconsolidated trusts	71,118	71,008
Other liabilities	46,026	49,979
Total liabilities	$6,917,245	$6,925,637

Commitments and contingencies (see Note 13)
Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 2018 and 2017 49,185,581	49	49
Additional paid-in capital	1,079,111	1,084,889
Accumulated deficit	(87,532)	(132,122)
Accumulated other comprehensive loss	(13,024)	(2,810)
Total stockholders’ equity before treasury stock	$978,604	$950,006

Common stock shares held in treasury at cost, 2018 325,272; 2017 500,638	(6,464)	(15,003)
Total stockholders’ equity	$972,140	$935,003
Total liabilities and stockholders’ equity	$7,889,385	$7,860,640

Common shares outstanding at period end	48,860,309	48,684,943

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$186,839	$138,595
Interest and dividends on investment securities:
Taxable interest income	21,250	12,339
Non-taxable interest income	3,630	2,521
Total interest income	211,719	153,455
Interest expense:
Deposits	21,837	8,058
Federal funds purchased and securities sold under agreements to repurchase	1,139	618
Short-term borrowings	1,257	521
Long-term debt	622	421
Senior notes	1,199	562
Subordinated notes	2,379	1,098
Junior subordinated debt owed to unconsolidated trusts	2,383	1,857
Total interest expense	30,816	13,135
Net interest income	180,903	140,320
Provision for loan losses	4,024	2,494
Net interest income after provision for loan losses	176,879	137,826
Non-interest income:
Trust fees	20,573	17,088
Commissions and brokers’ fees, net	2,860	2,239
Remittance processing	10,588	8,581
Fees for customer services	21,576	18,658
Mortgage revenue	4,488	8,430
Security gains, net	160	1,143
Other income	6,896	4,774
Total non-interest income	67,141	60,913
Non-interest expense:
Salaries, wages and employee benefits	80,315	67,448
Net occupancy expense of premises	11,271	10,025
Furniture and equipment expenses	5,418	5,123
Data processing	12,391	11,348
Amortization of intangible assets	4,450	3,675
Other expense	30,429	23,707
Total non-interest expense	144,274	121,326
Income before income taxes	99,746	77,413
Income taxes	26,108	26,980
Net income	$73,638	$50,433

Basic earnings per common share	$1.51	$1.24
Diluted earnings per common share	$1.50	$1.23
Dividends declared per share of common stock	$0.60	$0.54

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$63,589	$56,762
Interest and dividends on investment securities:
Taxable interest income	8,006	4,689
Non-taxable interest income	1,166	1,068
Total interest income	72,761	62,519
Interest expense:
Deposits	8,946	3,851
Federal funds purchased and securities sold under agreements to repurchase	426	291
Short-term borrowings	324	447
Long-term debt	245	141
Senior notes	400	400
Subordinated notes	792	799
Junior subordinated debt owed to unconsolidated trusts	854	649
Total interest expense	11,987	6,578
Net interest income	60,774	55,941
Provision for loan losses	758	1,494
Net interest income after provision for loan losses	60,016	54,447
Non-interest income:
Trust fees	6,324	5,071
Commissions and brokers’ fees, net	881	766
Remittance processing	3,630	2,877
Fees for customer services	7,340	6,577
Mortgage revenue	1,272	3,526
Security gains, net	—	290
Other income	2,406	1,730
Total non-interest income	21,853	20,837
Non-interest expense:
Salaries, wages and employee benefits	26,024	25,497
Net occupancy expense of premises	3,761	3,714
Furniture and equipment expenses	1,715	1,785
Data processing	4,016	5,113
Amortization of intangible assets	1,445	1,286
Other expense	8,968	9,544
Total non-interest expense	45,929	46,939
Income before income taxes	35,940	28,345
Income taxes	9,081	9,561
Net income	$26,859	$18,784

Basic earnings per common share	$0.55	$0.41
Diluted earnings per common share	$0.55	$0.41
Dividends declared per share of common stock	$0.20	$0.18

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$26,859	$18,784	$73,638	$50,433
Other comprehensive (loss) income, before tax:
Securities available for sale:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	(3,020)	563	(13,280)	1,864
Reclassification adjustment for gains included in net income	—	(290)	(160)	(1,143)
Other comprehensive (loss) income, before tax	(3,020)	273	(13,440)	721
Income tax (benefit) expense related to items of other comprehensive income	(861)	119	(3,831)	298
Other comprehensive (loss) income, net of tax	(2,159)	154	(9,609)	423
Comprehensive income	$24,700	$18,938	$64,029	$50,856

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(dollars in thousands, except per share amounts)

		Additional		Accumulated
	Common	Paid-in	Accumulated	Other	Treasury
	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	50,433	—	—	50,433
Other comprehensive loss	—	—	—	423	—	423
Issuance of treasury stock for employee stock purchase plan	—	(452)	—	—	841	389
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(5,221)	—	—	4,862	(359)
Net issuance of stock options exercised net of shares redeemed	—	(923)	—	—	1,088	165
Stock issued for acquisition of First Community, net of stock issuance costs	7	211,575	—	—	—	211,582
Cash dividends common stock at $0.54 per share	—	—	(21,944)	—	—	(21,944)
Stock dividend equivalents restricted stock units at $0.54 per share	—	342	(342)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. (“Pulaski”) acquisition at $0.54 per share	—	—	(10)	—	—	(10)
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Stock based employee compensation	—	1,935	—	—	—	1,935
Balance, September 30, 2017	$46	$988,972	$(135,552)	$459	$(17,857)	$836,068

Balance, December 31, 2017	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income	—	—	73,638	—	—	73,638
Other comprehensive loss	—	—	—	(9,609)	—	(9,609)
Tax Cuts and Jobs Act (“TCJA”) of 2017 reclassification	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	—	(295)	—	—	724	429
Net issuance of treasury stock for restricted stock unit vesting and related tax benefit	—	(6,059)	—	—	4,924	(1,135)
Net issuance of stock options exercised net of shares redeemed	—	(2,505)	—	—	2,891	386
Cash dividends common stock at $0.60 per share	—	—	(29,238)	—	—	(29,238)
Stock dividend equivalents restricted stock units at $0.60 per share	—	415	(415)	—	—	—
Stock-based compensation	—	2,666	—	—	—	2,666
Balance, September 30, 2018	$49	$1,079,111	$(87,532)	$(13,024)	$(6,464)	$972,140

See accompanying notes to unaudited Consolidated Financial Statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$73,638	$50,433
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	2,666	1,935
Depreciation	7,158	6,084
Amortization of intangible assets	4,450	3,675
Premises and equipment impairment	817	—
Provision for loan losses	4,024	2,494
Provision for deferred income taxes	4,696	(3,480)
Amortization of security premiums and discounts, net	6,545	4,172
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(82)	(232)
Accretion of premiums and discounts on portfolio loans, net	(8,615)	(6,329)
Security gains, net	(160)	(1,143)
Change in equity securities, net	(2,699)	—
Gain on sales of mortgage loans, net of origination costs	(7,805)	(36,911)
Mortgage loans originated for sale	(336,169)	(1,166,083)
Proceeds from sales of mortgage loans	406,205	1,314,779
Net losses (gains) on disposition of premises and equipment	186	(57)
Increase in cash surrender value of bank owned life insurance	(926)	(1,604)
Change in assets and liabilities:
(Increase) decrease in other assets	(3,627)	14,049
Decrease in other liabilities	(7,215)	(5,513)
Increase in interest payable	1,849	1,650
Decrease in income taxes receivable	2,200	1,435
Net cash provided by operating activities	$147,136	$179,354

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	—	134,515
Proceeds from sales of securities classified equity	920	—
Proceeds from maturities of securities classified available for sale	115,522	154,435
Proceeds from sales of securities classified held to maturity	31,815	—
Proceeds from maturities of securities classified held to maturity	—	6,358
Purchases of securities classified available for sale	(122,954)	(128,425)
Purchases of securities classified held to maturity	(217,767)	(185,201)
Net increase in loans	(104,195)	(98,040)
Proceeds from disposition of premises and equipment	26	622
Proceeds from sale of other real estate owned ("OREO") properties	4,275	4,069
Purchases of premises and equipment	(10,436)	(11,336)
Proceeds (purchases) from the redemption of Federal Home Loan Bank ("FHLB") stock, net	(2,611)	4,322
Net cash received in acquisitions	—	29,947
Net cash used in investing activities	$(305,405)	$(88,734)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in certificates of deposit	$216,313	$(92,596)
Net increase in demand deposits, money market and savings accounts	(146,517)	(42,414)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(48,660)	4,443
Proceeds from short-term borrowings, net	—	53,150
Repayment of long-term advances	(5,500)	(39,800)
Net proceeds from issuance of senior debt	—	39,326
Net proceeds from issuance of subordinated debt	—	58,986
Cash dividends paid	(29,238)	(21,971)
Proceeds from FHLB long term advances, net	(20,000)	—
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock-based compensation	(1,136)	(1,975)
Proceeds from stock options exercised	387	165
Common stock issuance costs	—	(259)
Net cash (used in) financing activities	(34,351)	(42,945)

Net increase (decrease) in cash and cash equivalents	(192,620)	47,675
Cash and cash equivalents, beginning of period	353,272	166,706

Cash and cash equivalents, ending of period	$160,652	$214,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$26,665	$11,485
Income taxes	20,127	19,369

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	3,706	477

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

We prepared these unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the current period presentation.  These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited Consolidated Financial Statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

We have also considered the impact of subsequent events on these unaudited Consolidated Financial Statements.  On October 12, 2018 a return of capital and associated surplus to the Company from Busey Bank was executed as discussed in “Note 14: Capital” with no impact to capital for the unaudited Consolidated Financial Statements. In addition, on November 1, 2018, Busey Trust Company was merged with and into Busey Bank, with no impact to the unaudited Consolidated Financial Statements. Other than these events, there were no significant subsequent events for the quarter ended September 30, 2018 through the issuance date of these unaudited Consolidated Financial Statements that warranted adjustment to or disclosure in the unaudited Consolidated Financial Statements.

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

Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has evaluated its non-interest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying unaudited Consolidated Financial Statements was not necessary.  The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgment involved in applying Topic 606 that affects the determination of the timing and amount of revenue from contracts with customers.

Descriptions of the Company’s primary revenue generating activities that are within Topic 606, and are presented in the accompanying unaudited Consolidated Statements of Income as components of non-interest income, include trust fees, commission and brokers’ fees, net, remittance processing, and fees for customer services.  Trust fees and commission and brokers’ fees, net, represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and other fiduciary activities.  Also included are fees received from a third party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party.  Revenue is recognized when the performance obligation is completed, which is generally monthly.  Remittance processing represents transaction-based fees for pay processing solutions such as online bill payments, lockbox and walk-in payments. Revenue is recognized when the performance obligation is completed, which is generally monthly.  Fees for customer services represents general service fees for monthly account maintenance and activity or transaction-based fees and consists of transaction-based revenue, time-based revenue, or item-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The adoption of this guidance on January 1, 2018 did not change the method in which non-interest income is recognized therefore a cumulative effect adjustment to retained earnings was not necessary.

ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires: equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets; eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the Balance Sheet; and requires an entity to present separately in other comprehensive income (loss) the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk when the fair value option has been elected for the liability. ASU 2016-01 was effective on January 1, 2018 and the adoption of this guidance resulted in separate classification of equity securities previously included in available for sale securities on the Consolidated Financial Statements. There was no cumulative effect adjustment recorded with the adoption of this guidance.

ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows companies to make a one-time reclassification from accumulated other comprehensive income (loss) to retained earnings for the effects of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate by the TCJA. The Company adopted this guidance in the first quarter of 2018 with no impact on total stockholders' equity or net income.

ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the Consolidated Balance Sheet as a lease liability and a right-of-use asset. The guidance also requires qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, ASU 2018-11, "Leases (Topic 842): Targeted Improvements" was issued to allow companies to choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings rather than recasting prior year results upon adoption of the standard. The Company is in the process of calculating the transition impact of the guidance on its Consolidated Financial Statements and related disclosures. Where the Company is a lessee, the Company expects an increase in assets and liabilities to record the right of use asset and the lease liability.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 implements a change from the current impaired loss model to an expected credit loss model over the life of an instrument, including loans and securities held to maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods with those years. The Company has developed and is executing a project plan to implement this guidance. As part of that project plan, the Company will evaluate the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis which required an entity to determine the fair value of its assets and liabilities as of the impairment test date. Instead, ASU 2017-04 requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expands the types of relationships that qualify for hedge accounting. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides for applying hedge accounting to additional hedging strategies, provides for new approaches to measuring the hedged item in fair value hedges of interest rate risk, and eases the requirements for effective testing and hedge documentation. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 removes, modifies, and adds certain disclosure requirements on fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The guidance has no impact on the Company’s Consolidated Financial Statements and is not expected to have a material impact on the Company’s required disclosures.

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

First Busey did not incur any expenses related to the acquisition of First Community for the three months ended September 30, 2018. First Busey incurred $0.1 million in pre-tax expenses related to the acquisition of First Community for the nine months ended September 30, 2018, primarily for professional and legal fees. First Busey incurred $2.9 million and $3.7 million in pre-tax expenses related to the acquisition of First Community for the three and nine months ended September 30, 2017, respectively, primarily for professional and legal fees, data processing conversion expenses and restructuring expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

The following table presents the fair value of First Community assets acquired and liabilities assumed as of July 2, 2017 (dollars in thousands):

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses. Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit-impaired (“PCI”) loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, totaled $1.1 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value.  At September 30, 2018, PCI loans related to this transaction with a carrying value of $2.7 million were outstanding, with the decrease relating to collections and a loan sale.

For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.6 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, $0.2 million of the accretable yield was accelerated in 2017 as a result of collections of PCI loan balances so the full balance will be recognized by December 2018.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2017, as if the acquisition had occurred January 1, 2017.  The pro forma results combine the historical results of First Community into the Company's unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments for loan discount accretion, intangible assets amortization and deposit accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands, except per share amount):

Pro Forma
Nine Months Ended
September 30, 2017
Total revenues (net interest income plus non-interest income)	$231,301
Net income	56,348
Diluted earnings per common share	1.23

Mid Illinois Bancorp, Inc.

On October 1, 2017, the Company completed its acquisition of Mid Illinois Bancorp, Inc. (“Mid Illinois”) and its wholly owned bank subsidiary South Side Trust & Savings Bank of Peoria (“South Side Bank”), under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder the right to receive, either (i) $227.94 in cash, (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the cash consideration option were subject to proration under the terms of the merger agreement with Mid Illinois and ultimately received a mixture of cash and stock consideration.  First Busey operated South Side Bank as a separate bank subsidiary from October 2, 2017 until March 16, 2018, when it was merged with and into Busey Bank.  At that time, South Side Bank’s banking centers became banking centers of Busey Bank.

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

First Busey did not incur any expenses related to the acquisition of Mid Illinois for the three months ended September 30, 2018.  First Busey incurred $3.1 million of pre-tax expenses related to the acquisition of Mid Illinois for the nine months ended September 30, 2018, primarily for salaries, wages and employee benefits expense, professional and legal fees and data conversion expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.  First Busey incurred $0.2 million and $0.4 million in pre-tax expenses related to the acquisition of Mid Illinois for the three and nine months ended September 30, 2017, respectively, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements.

The following table presents the fair value of Mid Illinois assets acquired and liabilities assumed as of October 1, 2017 (dollars in thousands):

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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding was $362.4 million and aggregate fair value of the acquired performing loans was $357.0 million, including loans held for sale.  The difference between the aggregate principal balance outstanding and aggregate fair value of $5.4 million is expected to be accreted over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $7.6 million and the aggregate fair value of PCI loans totaled $4.7 million, which became such loans’ new carrying value.  At September 30, 2018, PCI loans related to this transaction with a carrying value of $0.1 million were outstanding, with the decrease primarily relating to loan sales.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield.  The accretable yield, as of the acquisition date, of $0.1 million on PCI loans was expected to be recognized over the estimated four year remaining life of the respective loans in a manner that approximates the level yield method; however, this was accelerated in 2018 due to loan sales of PCI loans.

The Company had $4.5 million of banking center real estate in the Peoria market at September 30, 2018 that was no longer in use and was classified as bank properties held for sale, which was recorded at the lower of amortized cost or estimated fair value less estimated cost to sell.  The Company recognized an impairment charge of $0.8 million in the second quarter of 2018 related to these properties, resulting in a net amount of bank properties held for sale of $3.7 million at September 30, 2018 which is included in premises and equipment, net.

The Banc Ed Corp.

On August 21, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Banc Ed Corp., a Delaware corporation (“Banc Ed”), pursuant to which Banc Ed will merge into First Busey, with First Busey as the surviving corporation (the “Merger”).  It is anticipated that TheBANK of Edwardsville, Banc Ed’s wholly-owned bank subsidiary (“TheBANK”), will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, TheBANK’s banking offices will become branches of Busey Bank.  The Merger is anticipated to be completed in the fourth quarter of 2018 or early in the first quarter of 2019, and is subject to the satisfaction of customary closing conditions in the Merger Agreement and the approval of the appropriate regulatory authorities and of the stockholders of Banc Ed.  As of September 30, 2018, Banc Ed had total consolidated assets of $1.8 billion, total loans of $914.5 million and total deposits of $1.6 billion.

TheBANK was founded in 1868 and is a privately held commercial bank headquartered in Edwardsville, Illinois.  The partnership will enhance First Busey’s existing deposit, commercial banking and wealth management presence in the greater St. Louis Missouri-Illinois Metropolitan Statistical Area. Under the terms of the Merger Agreement, Banc Ed stockholders will have the right to receive 8.2067 shares of common stock of First Busey and $111.53 in cash for each share of common stock of Banc Ed, with total consideration to consist of approximately 70% stock and 30% cash.  Please reference the Company’s Form 8-K, filed on August 22, 2018 for additional information regarding our pending acquisition of Banc Ed.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date.

First Busey incurred $0.2 million in pre-tax expenses related to the planned acquisition of Banc Ed for the three and nine months ended September 30, 2018, primarily for legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Financial Statements. The operating results of Banc Ed and TheBANK are not included in the accompanying unaudited Consolidated Financial Statements.

Note 3:  Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018:	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$61,066	$—	$(1,212)	$59,854
Obligations of U.S. government corporations and agencies	91,767	5	(2,106)	89,666
Obligations of states and political subdivisions	245,459	315	(3,849)	241,925
Residential mortgage-backed securities	342,421	207	(11,046)	331,582
Corporate debt securities	140,884	19	(549)	140,354
Total	$881,597	$546	$(18,762)	$863,381

Held to maturity
Obligations of states and political subdivisions	$36,689	$13	$(301)	$36,401
Commercial mortgage-backed securities	60,172	—	(1,705)	58,467
Residential mortgage-backed securities	529,389	—	(12,955)	516,434
Total	$626,250	$13	$(14,961)	$611,302

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017:	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$60,829	$7	$(488)	$60,348
Obligations of U.S. government corporations and agencies	104,807	1	(1,143)	103,665
Obligations of states and political subdivisions	280,216	1,160	(1,177)	280,199
Residential mortgage-backed securities	400,661	612	(3,837)	397,436
Corporate debt securities	30,946	132	(44)	31,034
Total	$877,459	$1,912	$(6,689)	$872,682

Held to maturity
Obligations of states and political subdivisions	$41,300	$228	$(64)	$41,464
Commercial mortgage-backed securities	60,474	41	(297)	60,218
Residential mortgage-backed securities	341,776	25	(2,431)	339,370
Total	$443,550	$294	$(2,792)	$441,052

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations or other similar factors. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Securities classified as held to maturity are those debt securities that the Company intends to hold to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

The Company held equity securities, consisting of money market mutual funds, with fair values of $7.3 million at September 30, 2018. The Company held equity securities, consisting of common stock and money market mutual funds, with fair values of $0.8 million and $4.6 million, respectively, at December 31, 2017. The Company recorded $0.1 million of unrealized losses in non-interest income in the accompanying unaudited Consolidated Financial Statements during the nine months ended September 30, 2018, related to the change in fair value of the common stock. The common stock was sold in the second quarter of 2018 and realized security gains recorded during the nine months ended September 30, 2018 were $0.2 million.

The amortized cost and fair value of debt securities as of September 30, 2018, by contractual maturity or pre-refunded date, are shown below.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$86,344	$86,041	$9,858	$9,837
Due after one year through five years	335,204	330,511	56,077	54,998
Due after five years through ten years	152,272	149,199	29,754	28,867
Due after ten years	307,777	297,630	530,561	517,600
Total	$881,597	$863,381	$626,250	$611,302

Realized gains and losses related to sales of available for sale securities are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross security gains	$—	$290	$—	$1,259
Gross security (losses)	—	—	—	(116)
Security gains, net(1)	$—	$290	$—	$1,143

(1)	Security gains, net reported on the Consolidated Statements of Income in 2018 relate to the sale of equity securities as noted above.

The tax provision for the net realized gains and losses was $0.1 million for the three months ended September 30, 2017. The tax provision for the net realized gains and losses was $0.4 million for the nine months ended September 30, 2017.

Investment securities with carrying amounts of $598.7 million and $638.2 million on September 30, 2018 and December 31, 2017, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for less than		losses existing for greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018:	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$35,883	$(471)	$23,971	$(741)	$59,854	$(1,212)
Obligations of U.S. government corporations and agencies	29,899	(707)	58,946	(1,399)	88,845	(2,106)
Obligations of states and political subdivisions	186,959	(3,067)	36,612	(782)	223,571	(3,849)
Residential mortgage-backed securities	204,979	(5,089)	114,013	(5,957)	318,992	(11,046)
Corporate debt securities	138,019	(546)	47	(3)	138,066	(549)
Total temporarily impaired securities	$595,739	$(9,880)	$233,589	$(8,882)	$829,328	$(18,762)

Held to maturity
Obligations of states and political subdivisions	$31,932	$(284)	$911	$(17)	$32,843	$(301)
Commercial mortgage-backed securities	49,853	(1,385)	8,614	(320)	58,467	(1,705)
Residential mortgage-backed securities	449,798	(9,550)	66,636	(3,405)	516,434	(12,955)
Total temporarily impaired securities	$531,583	$(11,219)	$76,161	$(3,742)	$607,744	$(14,961)

	Continuous unrealized		Continuous unrealized
	losses existing for less than		losses existing for greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017:	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$59,773	$(488)	$—	$—	$59,773	$(488)
Obligations of U.S. government corporations and agencies	78,610	(636)	24,831	(507)	103,441	(1,143)
Obligations of states and political subdivisions	162,213	(1,027)	12,045	(150)	174,258	(1,177)
Residential mortgage-backed securities	223,261	(1,428)	90,930	(2,409)	314,191	(3,837)
Corporate debt securities	16,176	(44)	—	—	16,176	(44)
Total temporarily impaired securities	$540,033	$(3,623)	$127,806	$(3,066)	$667,839	$(6,689)

Held to maturity
Obligations of states and political subdivisions	$17,939	$(64)	$—	$—	$17,939	$(64)
Commercial mortgage-backed securities	44,514	(214)	2,374	(83)	46,888	(297)
Residential mortgage-backed securities	277,826	(2,431)	—	—	277,826	(2,431)
Total temporarily impaired securities	$340,279	$(2,709)	$2,374	$(83)	$342,653	$(2,792)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).   The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2018 was 897, and represented an unrealized loss of 2.29% of the aggregate carrying value. As of September 30, 2018, the Company does not intend to sell such securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at September 30, 2018.

The Company had available for sale obligations of state and political subdivisions with a fair value of $241.9 million and $280.2 million as of September 30, 2018 and December 31, 2017, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $36.4 million and $41.5 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $236.2 million of general obligation bonds and $42.1 million of revenue bonds issued by 386 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 35 states, including nine states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 20 states, including three states where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

September 30, 2018:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	89	$87,902	$86,739	$975
Wisconsin	27	18,971	18,690	692
Texas	43	24,893	24,431	568
Michigan	25	13,589	13,620	545
Ohio	20	14,665	14,505	725
Pennsylvania	15	9,250	9,197	613
New Jersey	12	5,576	5,525	460
Missouri	9	5,556	5,472	608
California	7	8,829	8,765	1,252
Other	85	50,153	49,223	579
Total general obligations bonds	332	$239,384	$236,167	$711

December 31, 2017:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	97	$95,340	$95,344	$983
Wisconsin	41	27,852	27,809	678
Texas	46	27,485	27,514	598
Michigan	34	19,641	19,849	584
Ohio	20	15,172	15,162	758
Pennsylvania	18	12,189	12,174	676
New Jersey	15	7,755	7,760	517
Missouri	10	5,759	5,747	575
Minnesota	8	5,657	5,667	708
Other	92	54,649	54,633	594
Total general obligations bonds	381	$271,499	$271,659	$713

The general obligation bonds are diversified across many issuers, with $4.9 million and $4.0 million being the largest exposure to a single issuer at September 30, 2018 and December 31, 2017, respectively.  Accordingly, as of September 30, 2018 and December 31, 2017, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 99.1% had been rated by at least one nationally recognized rating organization and 0.9% were unrated as of September 30, 2018.  Of the general obligation bonds in the Company’s portfolio, 99.3% had been rated by at least one nationally recognized rating organization and 0.7% were unrated, based on the aggregate fair value as of December 31, 2017.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

September 30, 2018:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	13	$10,902	$10,801	$831
Missouri	5	7,041	6,966	1,393
Illinois	5	5,218	5,128	1,026
Other	31	19,603	19,264	621
Total revenue bonds	54	$42,764	$42,159	$781

December 31, 2017:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$12,001	$12,054	$861
Missouri	6	7,376	7,336	1,223
Illinois	7	6,477	6,456	922
Other	38	24,163	24,158	636
Total revenue bonds	65	$50,017	$50,004	$769

The revenue bonds are diversified across many issuers and revenue sources with $3.5 million and $3.6 million being the largest exposure to a single issuer at each of September 30, 2018 and December 31, 2017, respectively.  Accordingly, as of September 30, 2018 and December 31, 2017, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the revenue bonds in the Company's portfolio, 100.0% had been rated by at least one nationally recognized rating organization as of September 30, 2018. Of the revenue bonds in the Company’s portfolio, 99.4% had been rated by at least one nationally recognized rating organization and 0.6% were unrated, based on the fair value as of December 31, 2017.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

At September 30, 2018, all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary bank, which has adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary bank’s total capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of total capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.

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

Note 4:  Loans held for sale

Loans held for sale totaled $32.6 million and $94.8 million at September 30, 2018 and December 31, 2017, respectively.  The amount of loans held for sale decreased from December 31, 2017, due to lower origination volumes and the timing of sales. Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Premiums received on sales of mortgage loans, including fair value adjustments	$2,794	$11,366	$9,779	$33,582
Less direct origination costs	(1,976)	(8,398)	(6,805)	(26,433)
Less provisions to liability for loans sold	(47)	(25)	(156)	(200)
Mortgage servicing revenues, net of servicing expense	501	583	1,670	1,481
Mortgage revenue	$1,272	$3,526	$4,488	$8,430

Note 5: Portfolio loans

The distribution of portfolio loans at September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
Commercial	$1,461,186	$1,414,631
Commercial real estate	2,371,868	2,354,684
Real estate construction	308,762	261,506
Retail real estate	1,453,266	1,460,801
Retail other	28,659	27,878
Portfolio loans	$5,623,741	$5,519,500

Less allowance for loan losses	52,743	53,582
Portfolio loans, net	$5,570,998	$5,465,918

Net deferred loan origination costs included in the table above were $5.6 million as of September 30, 2018 and $4.1 million as of December 31, 2017. Net accretable purchase accounting adjustments included in the table above reduced loans by $15.8 million as of September 30, 2018 and $23.6 million as of December 31, 2017.

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment.  Authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices.  Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or are loans to existing customers of the Bank.

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

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy First Community and South Side Bank loans were similar in nature to Busey Bank’s policies and the Company is migrating such loan production towards the Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

Portfolio loans in the highest grades, represented by the pass and watch categories, totaled $5.4 billion and $5.3 billion at September 30, 2018 and December 31, 2017, respectively.  Portfolio loans in the lowest grades, represented by the special mention, substandard and doubtful categories, totaled $279.0 million at September 30, 2018, compared to $193.8 million at December 31, 2017.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	September 30, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful
Commercial	$1,205,074	$136,262	$51,840	$48,266	$20,994
Commercial real estate	2,098,441	146,634	76,941	46,267	13,417
Real estate construction	289,134	14,977	3,110	1,923	21
Retail real estate	1,427,792	4,162	4,613	5,690	5,931
Retail other	28,919	—	—	—	32
Total	$5,049,360	$302,035	$136,504	$102,146	$40,395

	December 31, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful
Commercial	$1,175,421	$141,776	$51,366	$43,933	$5,285
Commercial real estate	2,169,420	130,056	21,151	36,482	11,997
Real estate construction	212,952	41,292	3,880	3,071	608
Retail real estate	1,436,156	6,883	5,162	4,135	6,714
Retail other	28,300	9	—	7	20
Total	$5,022,249	$320,016	$81,559	$87,628	$24,624

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

A summary of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	September 30, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$284	$13	$100	$20,994
Commercial real estate	1,123	86	—	13,417
Real estate construction	280	651	—	21
Retail real estate	4,111	1,478	264	5,931
Retail other	157	6	—	32
Total	$5,955	$2,234	$364	$40,395

	December 31, 2017
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,615	$323	$1,808	$5,285
Commercial real estate	1,856	2,737	—	11,997
Real estate construction	—	—	—	608
Retail real estate	4,840	1,355	933	6,714
Retail other	166	5	—	20
Total	$8,477	$4,420	$2,741	$24,624

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

If a loan is impaired, impairment is measured on a loan-by-loan basis for commercial and construction loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  PCI loans are considered impaired.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a restructuring agreement.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2018 if impaired loans had been current in accordance with their original terms was $0.4 million and $1.1 million, respectively. The gross interest income that would have been recorded in the three and nine months ended September 30, 2017 if impaired loans had been current in accordance with their original terms was $0.4 million and $0.9 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2018 and 2017.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, restructurings consist of short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).  A restructured loan that exceeds 90 days past due or is placed on non-accrual status is classified as non-performing. A summary of restructured loans is as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
In compliance with modified terms	$8,695	$9,873
30 — 89 days past due	—	108
Included in non-performing loans	1,541	1,919
Total	$10,236	$11,900

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

There were no loans classified as TDRs during the three months ended September 30, 2018.  Loans classified as TDRs during the nine months ended September 30, 2018 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million.

Loans classified as TDRs during the three months ended September 30, 2017 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.2 million.   Loans classified as TDRs during the nine months ended September 30, 2017 included one commercial modification for short-term principal payment relief, with a recorded investment of $1.7 million, and two retail real estate modifications for short-term interest rate relief, with a recorded investment of $0.5 million.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2018 and 2017 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and nine months ended September 30, 2018.

There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three and nine months ended September 30, 2017.

The following tables provide details of loans identified as impaired, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters (dollars in thousands).

	September 30, 2018
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$24,479	$9,518	$11,713	$21,231	$3,691	$11,395
Commercial real estate	19,994	12,851	6,197	19,048	1,572	18,528
Real estate construction	429	405	—	405	—	826
Retail real estate	13,395	12,103	100	12,203	100	14,361
Retail other	117	32	—	32	—	43
Total	$58,414	$34,909	$18,010	$52,919	$5,363	$45,153

	December 31, 2017
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$10,604	$7,192	$191	$7,383	$138	$10,184
Commercial real estate	22,218	16,472	1,964	18,436	704	15,195
Real estate construction	1,040	1,016	—	1,016	—	692
Retail real estate	18,517	14,957	25	14,982	25	13,009
Retail other	40	20	—	20	—	44
Total	$52,419	$39,657	$2,180	$41,837	$867	$39,124

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance for loan losses is calculated by segmenting loans geographically, by product type and by risk classification.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2018 and December 31, 2017.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20-quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention and substandard portfolios.  The substandard portfolio has an additional allocation of 3.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of September 30, 2018, the Company believed this reserve remained adequate. Special mention loans have an additional allocation of 1.0% placed on such loans, which is an estimate of the additional loss inherent in these loan grades. As of September 30, 2018, the Company believed this reserve remained adequate.

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

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  As the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The balance of all acquired loans as of September 30, 2018 totaled approximately $1.3 billion.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended September 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305
Provision for loan losses	2,388	(1,291)	(15)	(399)	75	758
Charged-off	(1,144)	(62)	—	(695)	(286)	(2,187)
Recoveries	136	58	32	423	218	867
Ending balance	$18,966	$21,752	$2,932	$8,622	$471	$52,743

	As of and for the Nine Months Ended September 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan losses	7,111	1,154	22	(4,609)	346	4,024
Charged-off	(3,841)	(1,487)	(97)	(1,637)	(608)	(7,670)
Recoveries	917	272	146	1,085	387	2,807
Ending balance	$18,966	$21,752	$2,932	$8,622	$471	$52,743

	As of and for the Three Months Ended September 30, 2017
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$12,928	$20,124	$2,161	$13,681	$307	$49,201
Provision for loan losses	336	418	64	654	22	1,494
Charged-off	(60)	(69)	—	(482)	(74)	(685)
Recoveries	318	403	36	223	45	1,025
Ending balance	$13,522	$20,876	$2,261	$14,076	$300	$51,035

	As of and for the Nine Months Ended September 30, 2017
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(1,885)	1,477	1	2,894	7	2,494
Charged-off	(241)	(1,758)	(48)	(1,574)	(257)	(3,878)
Recoveries	2,345	534	438	1,108	199	4,624
Ending balance	$13,522	$20,876	$2,261	$14,076	$300	$51,035

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of September 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$3,691	$1,572	$—	$100	$—	$5,363
Loans collectively evaluated for impairment	15,275	20,180	2,932	8,522	471	47,380
Ending balance	$18,966	$21,752	$2,932	$8,622	$471	$52,743

Loans:
Loans individually evaluated for impairment	$20,807	$16,752	$405	$12,047	$32	$50,043
Loans collectively evaluated for impairment	1,439,955	2,352,820	308,357	1,441,063	28,627	5,570,822
PCI loans evaluated for impairment	424	2,296	—	156	—	2,876
Ending balance	$1,461,186	$2,371,868	$308,762	$1,453,266	$28,659	$5,623,741

	As of December 31, 2017
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Amount allocated to:
Loans individually evaluated for impairment	$138	$704	$—	$25	$—	$867
Loans collectively evaluated for impairment	14,641	21,109	2,861	13,758	346	52,715
Ending balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

Loans:
Loans individually evaluated for impairment	$6,572	$11,491	$435	$12,673	$20	$31,191
Loans collectively evaluated for impairment	1,407,248	2,336,248	260,490	1,445,819	27,858	5,477,663
PCI loans evaluated for impairment	811	6,945	581	2,309	—	10,646
Ending balance	$1,414,631	$2,354,684	$261,506	$1,460,801	$27,878	$5,519,500

Note 6: OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Properties are evaluated regularly to ensure each recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount due to subsequent declines in fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.   At September 30, 2018, the Company held $0.2 million in commercial OREO, $0.9 million in residential OREO and an insignificant amount of other repossessed assets. At December 31, 2017, the Company held $1.2 million in commercial OREO, $0.1 million in residential OREO and an insignificant amount of other repossessed assets. At September 30, 2018 the Company had $2.4 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
OREO:
Beginning balance	$1,283	$2,518
Additions, transfers from loans	3,706	1,417
Additions, fair value from First Community acquisition	—	722
Additions, fair value from Mid Illinois acquisition	—	60
Proceeds from sales of OREO	(4,275)	(5,024)
Gain on sales of OREO	397	1,632
Valuation allowance for OREO	(18)	(42)
Ending balance	$1,093	$1,283

Note 7: Deposits

The composition of deposits is as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Demand deposits, noninterest-bearing	$1,438,054	$1,597,421
Interest-bearing transaction deposits	1,325,702	1,166,170
Saving deposits and money market deposits	1,879,530	2,026,212
Time deposits	1,552,283	1,336,162
Total	$6,195,569	$6,125,965

The Company held brokered interest-bearing transaction deposits of $5.0 million at September 30, 2018 and December 31, 2017. The Company held brokered saving deposits and money market deposits of $30.0 million and $75.1 million at September 30, 2018 and December 31, 2017, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $655.7 million and $578.9 million at September 30, 2018 and December 31, 2017, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $249.7 million and $197.9 million at September 30, 2018 and December 31, 2017, respectively.  The Company held brokered time deposits of $351.1 million and $247.7 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the scheduled maturities of time deposits are as follows (dollars in thousands):

October 1, 2018 – September 30, 2019	$1,087,015
October 1, 2019 – September 30, 2020	293,053
October 1, 2020 – September 30, 2021	58,166
October 1, 2021 – September 30, 2022	73,509
October 1, 2022 – September 30, 2023	40,524
Thereafter	16
$1,552,283

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

On April 30, 2018, the Company entered into a third amendment to extend the maturity of its revolving loan facility from April 30, 2018 to April 30, 2019, to decrease the maximum principal amount from $40.0 million to $20.0 million, and to amend the annual interest rate. The revolving loan facility also bears a non-usage fee calculated based on the average daily principal balance of the loan outstanding during the prior fiscal quarter. The Company had no outstanding amount on September 30, 2018 or December 31, 2017.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	September 30,	December 31,
	2018	2017
Securities sold under agreements to repurchase
Balance at end of period	$255,906	$304,566
Weighted average interest rate at end of period	0.85%	0.57%
Maximum outstanding at any month end in year-to-date period	$267,596	$304,566
Average daily balance for the year-to-date period	$242,268	$213,527
Weighted average interest rate during period(1)	0.62%	0.46%

Short-term borrowings, FHLB advances
Balance at end of period	$200,000	$220,000
Weighted average interest rate at end of period	2.24%	1.42%
Maximum outstanding at any month end in year-to-date period	$225,000	$234,600
Average daily balance for the year-to-date period	$93,022	$84,201
Weighted average interest rate during period(1)	1.73%	1.20%

(1)	The weighted average interest rate is computed by dividing total annualized interest for the year-to-date period by the average daily balance outstanding.

Long-term debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$50,000

As of September 30, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.01% to 2.18%.  The weighted average rate on the long-term advances was 2.08% as of September 30, 2018. As of December 31, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.10% to 1.32%.  The weighted average rate on the long-term advances was 1.19% as of December 31, 2017.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at September 30, 2018.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017. The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds used for general corporate purposes.

In relation to the First Community acquisition, the Company assumed $15.3 million in subordinated debt, of which $9.8 million was simultaneously redeemed. A  $0.3 million purchase accounting premium was recorded on the remaining subordinated debt.  The remaining $5.5 million was issued on September 30, 2013, and the Company, at its option, redeemed the note at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest on September 30, 2018.

Note 9:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life.  The Company had $71.1 million and $71.0 million of junior subordinated debt owed to unconsolidated trusts at September 30, 2018 and December 31, 2017, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of September 30, 2018, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15.0 billion, it is able to maintain its trust preferred proceeds as capital, but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

Note 10:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$26,859	$18,784	$73,638	$50,433
Shares:
Weighted average common shares outstanding	48,892	45,324	48,828	40,669
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	355	440	388	400

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	49,247	45,764	49,216	41,069

Basic earnings per common share	$0.55	$0.41	$1.51	$1.24

Diluted earnings per common share	$0.55	$0.41	$1.50	$1.23

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share are computed using the treasury stock method and reflect the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested.  Stock options, warrants and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation. At September 30, 2018,  172,571 outstanding restricted stock units and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents. At September 30, 2017, 78,540 outstanding options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

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

The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors and advisory directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest on the first anniversary of the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan or the First Community 2016 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011 and stock options assumed from acquisitions.

Under the terms of the Company’s 2010 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of September 30, 2018, the Company held 325,272 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan. At September 30, 2018 the Company had 333,334 shares that may still be purchased under the plan.

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

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the nine months ended September 30, 2018 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	213,428	$16.97
Exercised	(85,518)	13.90
Forfeited	(14,035)	21.81
Expired	(2,762)	16.15
Outstanding at end of period	111,113	$18.75	4.66
Exercisable at end of period	73,469	$16.30	2.87

The Company recorded $0.1 and $0.2 million in stock option compensation expense for the three and nine months ended September 30, 2018, respectively, related to the converted options from First Community. The Company recorded $0.1 million in stock option compensation expense for the three and nine months ended September 30, 2017. As of September 30, 2018, the Company had $0.2 million of unrecognized stock option expense. This cost is expected to be recognized over a period of 1.1 years.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2018, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	587,763	$22.68	42,411	$25.47
Reclass DSU to RSU	23,977	25.47	(23,977)	25.47
Granted	172,571	31.70	20,500	31.70
Dividend equivalents earned	11,870	31.05	1,669	30.98
Vested	(104,512)	16.40	(20,103)	29.74
Forfeited	(6,183)	24.84	—	—
Non-vested at end of period	685,486	$26.13	20,500	$27.97
Outstanding at end of period	685,486	$26.13	86,270	$22.41

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On August 1, 2018, under the terms of the 2010 Equity Incentive Plan, the Company granted 152,926 RSUs to members of management, and under the terms of the First Community 2016 Equity Incentive Plan, granted 12,545 RSUs to members of management who were legacy First Community employees.  As the stock price on the grant date of August 1, 2018 was $31.70, total compensation cost to be recognized is $5.2 million.  This cost will be recognized over a period of four to five years.  Subsequent to the requisite service period, the awards will become 100% vested.  Further, the Company granted 7,100 RSUs, under the terms of the 2010 Equity Incentive Plan, to the Chairman of the Board.  As the stock price on the grant date of August 1, 2018 was $31.70, total compensation cost to be recognized is $0.2 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will become 100% vested.

On August 1, 2018, under the terms of the 2010 Equity Incentive Plan, the Company granted 17,500 DSUs to directors, and under the terms of the First Community 2016 Equity Incentive Plan, granted 1,500 DSUs to a director who was a legacy First Community director.  In addition, under the terms of the 2010 Equity Incentive Plan, the Company granted 1,500 advisory DSUs to advisory directors.  As the stock price on the grant date of August 1, 2018 was $31.70, total compensation cost to be recognized is $0.6 million.  These costs will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders, whichever is earlier.

The Company recognized $0.9 million and $0.7 million of compensation expense related to non-vested RSUs and DSUs for the three months ended September 30, 2018 and 2017, respectively. The Company recognized $2.5 million and $1.9 million of compensation expense related to non-vested RSUs and DSUs for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, there was $12.0 million of total unrecognized compensation cost related to these non-vested RSUs and DSUs.  This cost is expected to be recognized over a period of 3.8 years.

As of September 30, 2018, 740,943 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 75,674 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 305,781 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

Note 12:  Income Taxes

At September 30, 2018, the Company was not under examination by any tax authority.

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

	September 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,296,406	$1,300,294
Standby letters of credit	33,244	37,231

Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated.  These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  These commitments may be secured based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2018 and December 31, 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 14:  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in a retained earnings deficit position since 2009, it was not able to pay dividends. With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018.  Busey Bank returned to positive retained earnings in the second quarter of 2018.  The  Company expects Busey Bank to return to paying dividends in future periods.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and/or state agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Busey Bank to maintain minimum dollar amounts and ratios of such to risk weighted assets (as defined in the regulations and set forth in the table below) of total capital, Tier 1 capital and Common Equity Tier 1 capital, and for the bank, Tier 1 capital to average assets.  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, could have a direct material effect on our unaudited Consolidated Financial Statements.  The Company, as a financial holding company, is required to be “well capitalized” in the capital categories shown in the table below.  As of September 30, 2018, the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

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

The September 30, 2018 table below includes the 1.875% increase as of January 1, 2018 in the minimum capital requirement ratios.  The capital buffer requirement effectively raises the minimum required Common Equity Tier 1 Capital ratio to 7.0%, the Tier 1 Capital ratio to 8.5%, and the Total Capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of September 30, 2018 and December 31, 2017, the Company was in compliance with the current phase of the Basel III Rule and management believes that the Company would meet all capital adequacy requirements under the Basel III Rule on a fully phased-in basis as if such requirements had been in effect (dollars in thousands).

			Minimum		Minimum
			Capital Requirement with		To Be Well
	Actual		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$877,322	14.34%	$603,990	9.875%	$611,636	10.00%
Busey Bank	$865,523	14.22%	$600,987	9.875%	$608,594	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$764,579	12.50%	$481,663	7.875%	$489,309	8.00%
Busey Bank	$812,780	13.36%	$479,268	7.875%	$486,875	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$690,579	11.29%	$389,918	6.375%	$397,564	6.50%
Busey Bank	$812,780	13.36%	$387,979	6.375%	$395,586	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$764,579	10.17%	$300,787	4.00%	N/A	N/A
Busey Bank	$812,780	10.84%	$299,786	4.00%	$374,733	5.00%

			Minimum		Minimum
			Capital Requirement with		To Be Well
	Actual		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$837,183	14.15%	$547,265	9.250%	$591,638	10.00%
Busey Bank	$704,807	12.78%	$509,978	9.250%	$551,327	10.00%
South Side Bank	$84,914	22.61%	$34,744	9.250%	$37,561	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$718,101	12.14%	$428,937	7.250%	$473,310	8.00%
Busey Bank	$651,432	11.82%	$399,713	7.250%	$441,062	8.00%
South Side Bank	$84,707	22.55%	$27,232	7.250%	$30,049	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$644,633	10.90%	$340,192	5.750%	$384,565	6.50%
Busey Bank	$651,432	11.82%	$317,013	5.750%	$358,363	6.50%
South Side Bank	$84,707	22.55%	$21,598	5.750%	$24,415	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$718,101	9.78%	$293,588	4.00%	N/A	N/A
Busey Bank	$651,432	9.80%	$265,847	4.00%	$332,309	5.00%
South Side Bank	$84,707	12.75%	$26,571	4.00%	$33,214	5.00%

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Banking	$246,999	$248,660	$7,831,967	$7,809,738
Remittance Processing	8,992	8,992	37,809	34,646
Wealth Management	11,694	11,694	33,543	32,077
Other	—	—	(13,934)	(15,821)
Totals	$267,685	$269,346	$7,889,385	$7,860,640

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income:
Banking	$62,578	$57,589	$186,103	$143,496
Remittance Processing	17	15	49	44
Wealth Management	110	87	304	233
Other	(1,931)	(1,750)	(5,553)	(3,453)
Total net interest income	$60,774	$55,941	$180,903	$140,320

Non-interest income:
Banking	$11,196	$12,338	$33,827	$33,550
Remittance Processing	4,042	3,032	11,812	9,061
Wealth Management	7,391	5,941	23,840	19,649
Other	(776)	(474)	(2,338)	(1,347)
Total non-interest income	$21,853	$20,837	$67,141	$60,913

Non-interest expense:
Banking	$37,034	$38,697	$116,275	$97,318
Remittance Processing	2,718	2,190	7,808	6,476
Wealth Management	4,307	3,896	13,921	11,840
Other	1,870	2,156	6,270	5,692
Total non-interest expense	$45,929	$46,939	$144,274	$121,326

Income before income taxes:
Banking	$35,982	$29,736	$99,631	$77,234
Remittance Processing	1,341	856	4,053	2,629
Wealth Management	3,194	2,132	10,223	8,042
Other	(4,577)	(4,379)	(14,161)	(10,492)
Total income before income taxes	$35,940	$28,345	$99,746	$77,413

Net income:
Banking	$26,486	$18,942	$73,235	$49,546
Remittance Processing	957	505	2,896	1,567
Wealth Management	2,280	1,237	7,332	4,760
Other	(2,864)	(1,900)	(9,825)	(5,440)
Total net income	$26,859	$18,784	$73,638	$50,433

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

Interest Rate Lock Commitments.  At September 30, 2018 and December 31, 2017, the Company had issued $50.4 million and $51.7 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At September 30, 2018 and December 31, 2017, the Company had issued $82.3 million and $139.7 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Fair value recorded in other assets	$322	$675
Fair value recorded in other liabilities	561	2,148

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross gains	$641	$3,822	$2,396	$12,629
Gross (losses)	(561)	(3,083)	(2,669)	(11,102)
Net gains (losses)	$80	$739	$(273)	$1,527

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps. The Company entered into interest rate swap contracts to manage the interest rate risk exposure associated with specific commercial loan relationships, at the time such loans were originated.  The Company offsets each customer derivative with a bank counterparty.  With notional values of $188.8 million and $161.3 million at September 30, 2018 and December 31, 2017, respectively, these contracts support variable rate, commercial loan relationships totaling $94.4 million and $80.7 million, respectively.  While these swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Fair value recorded in other assets	$2,428	$262
Fair value recorded in other liabilities	2,428	262

The gross gains and losses on derivative assets and liabilities related to interest rate swaps recorded in non-interest income and expense in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 are summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross gains	$724	$128	$2,167	$429
Gross losses	(724)	(128)	(2,167)	(429)
Net gains (losses)	$—	$—	$—	$—

First Busey had $0.3 million in securities pledged to secure its obligation under these contracts at September 30, 2018.  First Busey had $2.0 million in cash and $0.4 million in securities pledged to secure its obligation under contracts at December 31, 2017.

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

There were no transfers between levels during the quarter ended September 30, 2018.

In general, fair value is based upon quoted market prices, when available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect, among other things, counterparty credit quality and the company's creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018	Inputs	Inputs	Inputs	Fair Value
Fair value adjusted through comprehensive income:
Securities available for sale
U.S. Treasury securities	$—	$59,854	$—	$59,854
Obligations of U.S. government corporations and agencies	—	89,666	—	89,666
Obligations of states and political subdivisions	—	241,925	—	241,925
Residential mortgage-backed securities	—	331,582	—	331,582
Corporate debt securities	—	140,354	—	140,354
Fair value adjusted through current period earnings:
Securities equity investments	7,317	—	—	7,317
Loans held for sale	—	32,617	—	32,617
Derivative assets	—	2,750	—	2,750
Derivative liabilities	—	2,989	—	2,989

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Securities available for sale
U.S. Treasury securities	$—	$60,348	$—	$60,348
Obligations of U.S. government corporations and agencies	—	103,665	—	103,665
Obligations of states and political subdivisions	—	280,199	—	280,199
Residential mortgage-backed securities	—	397,436	—	397,436
Corporate debt securities	—	31,034	—	31,034
Securities equity investments	5,378	—	—	5,378
Loans held for sale	—	94,848	—	94,848
Derivative assets	—	937	—	937
Derivative liabilities	—	2,410	—	2,410

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2018
Impaired loans	$—	$—	$12,647	$12,647
OREO	—	—	55	55
Bank property held for sale	—	—	3,711	3,711

December 31, 2017
Impaired loans	$—	$—	$1,313	$1,313
OREO(1)	—	—	—	—

(1)	OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
September 30, 2018
Impaired loans	$12,647	Appraisal of collateral	Appraisal adjustments	- 2.3%	to	- 100.0%
				(-20.3)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	3,711	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-18.0)%

December 31, 2017
Impaired loans	$1,313	Appraisal of collateral	Appraisal adjustments	- 20.3%	to	- 100.0%
				(-30.8)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0%
				(-100.0)%

(1)	OREO fair value was less than one thousand dollars.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$160,652	$160,652	$353,272	$353,272
Level 2 inputs:
Securities held to maturity	626,250	611,302	443,550	441,052
Accrued interest receivable	25,321	25,321	22,591	22,591
Level 3 inputs:
Portfolio loans, net	5,570,998	5,424,280	5,465,918	5,361,406
Mortgage servicing rights	3,456	11,147	3,680	8,635
Other servicing rights	616	1,236	280	901

Financial liabilities:
Level 2 inputs:
Time deposits(2)	$1,552,283	$1,536,729	$—	$—
Deposits(2)	—	—	6,125,965	6,119,135
Securities sold under agreements to repurchase	255,906	255,906	304,566	304,566
Short-term borrowings	200,000	200,000	220,000	220,000
Long-term debt	50,000	49,562	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	71,118	71,118	71,008	71,008
Accrued interest payable	6,731	6,731	2,581	2,581
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,505	38,382	39,404	39,104
Subordinated notes, net of unamortized issuance costs	59,121	57,470	64,715	64,350

(2)	In connection with the adoption of ASU 2016-01 in 2018, only deposits with stated maturities are required to be disclosed.

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

The liability for loans sold of $2.0 million and $2.1 million at September 30, 2018 and December 31, 2017, respectively, represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans and is included in other liabilities in the accompanying Consolidated Balance Sheets.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company generally does not service the loans that it has sold to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey at September 30, 2018 (unaudited), as compared with December 31, 2017 and September 30, 2017 (unaudited), and the results of operations for the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited), and the three months ended June 30, 2018 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On August 21, 2018, the Company entered into the Merger Agreement with Banc Ed, the holding company for TheBANK, pursuant to which Banc Ed will merge into the Company, with the Company as the surviving corporation.  The operating results of Banc Ed and TheBANK are not included in the Company’s unaudited Consolidated Financial Statements included herein.

EXECUTIVE SUMMARY

Operating Results

The Company’s net income for the third quarter of 2018 was $26.9 million, or $0.55 per diluted common share, an increase compared to net income of $24.9 million, or $0.51 per diluted common share, for the second quarter of 2018 and net income of $18.8 million, or $0.41 per diluted common share, for the third quarter of 2017.  Adjusted net income(1) for the third quarter of 2018 was $27.0 million, or $0.55 per diluted common share, an increase compared to $25.6 million, or $0.52 per diluted common share, for the second quarter of 2018 and $20.6 million, or $0.45 per diluted common share, for the third quarter of 2017.

Year-to-date net income through September 30, 2018 was $73.6 million, or $1.50 per diluted common share, an increase over net income of $50.4 million, or $1.23 per diluted common share, for the comparable period of 2017. Year-to-date adjusted net income(1) for the first nine months of 2018 was $77.5 million, or $1.58 per diluted common share, an increase compared to $53.1 million, or $1.29 per diluted common share, for the comparable period of 2017.  The results were favorably impacted by the acquisition of First Community, since the closing of the transaction on July 2, 2017, and Mid Illinois, since the closing of the transaction on October 1, 2017.

For the third quarter of 2018, return on average assets and return on average tangible common equity were 1.37% and 16.17%, respectively.  Based on adjusted net income(1), return on average assets was 1.37% and return on average tangible common equity was 16.26% for the same period.    For the nine months ended September 30, 2018, return on average assets was 1.28%, an increase from 1.15% for the same period of 2017.  Based on adjusted net income(1), return on average assets for the first nine months of 2018 was 1.34% compared to 1.22% for the comparable period of 2017. Return on average tangible common equity was 15.34% for the first nine months of 2018 compared to 13.15% for the same period of 2017.  Return on average tangible common equity based on adjusted net income(1) was 16.15% for the first nine months of 2018 compared to 13.86% for the same period of 2017.

The Company views certain non-operating items including, but not limited to, acquisition-related and restructuring charges, as adjustments to net income.  Non-operating adjustments for the third quarter of 2018 were $0.2 million of expenses related to acquisitions.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 49.6% of the Company’s non-interest income for the quarter ended September 30, 2018, providing a balance to revenue from traditional banking activities. Two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in the corresponding acquired bank markets is expected to continue providing attractive growth opportunities in future periods.

(1)	For a reconciliation of adjusted net income, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

The pending Banc Ed transaction fits with our acquisition strategy as the addition of TheBANK will grow the Company’s current geographic footprint, allowing the Company to further serve customers in the St. Louis Missouri-Illinois Metropolitan Statistical Area and significantly adding to the Company’s wealth management business.  First Busey and TheBANK have similar risk philosophies and the combined entity will continue to be built upon capital strength and solid credit practices.

The reconciliation of non-GAAP measures (including adjusted net income and return on average assets,  adjusted net interest margin, adjusted efficiency ratio, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity), which the Company believes facilitates the assessment of its banking operations and peer comparability, is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

Asset Quality

We remain committed to our focus on quality balance sheet growth and our credit metrics remain solid.  As of September 30, 2018, non-performing loans increased to $40.8 million, compared to $26.4 million as of June 30, 2018, and $27.9 million as of September 30, 2017. Non-performing loans were 0.72% of total portfolio loans as of September 30, 2018, compared to 0.47% as of June 30, 2018 and 0.55% as of September 30, 2017.  The increase in non-performing loans for the third quarter of 2018 was driven primarily by two commercial credits. The Company has created specific reserves for these credits.

The Company recorded net charge-offs of $1.3 million for the third quarter of 2018, a decrease compared to $1.6 million for the second quarter of 2018, and an increase compared to net recoveries of $0.3 million for the third quarter of 2017.  The allowance for loan loss as a percentage of portfolio loans was 0.94% at September 30, 2018 as compared to 0.96% at June 30, 2018 and 1.00% at September 30, 2017. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  The Company recorded provision for loan losses of $0.8 million in the third quarter of 2018, compared to $2.3 million in the second quarter of 2018 and $1.5 million in the third quarter of 2017. The Company recorded provision for loan losses of $4.0 million in the first nine months of 2018 and $2.5 million in the first nine months of 2017.

The key metrics are as follows (dollars in thousands):

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2017
Portfolio loans	$5,623,741	$5,555,287	$5,531,453	$5,519,500
Commercial loans(1)	4,141,816	4,076,253	4,061,453	4,030,821
Allowance for loan losses	52,743	53,305	52,649	53,582
Non-performing loans
Non-accrual loans	40,395	23,215	32,588	24,624
Loans 90+ days past due	364	1,142	995	2,741
Loans 30-89 days past due	8,189	10,017	9,506	12,897
Other non-performing assets	1,093	3,694	1,001	1,283
Allowance as a percentage of non-performing loans	129.4%	202.2%	156.8%	195.8%
Allowance for loan losses to portfolio loans	0.94%	0.96%	0.95%	0.97%

(1)	Includes loans categorized as commercial, commercial real estate and real estate construction.

Economic Conditions of Markets

The Company has 44 banking centers serving Illinois.  Our primary Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, well-recognized and stable organizations.  Those organizations, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.  The First Community acquisition provided the Company entrance into the demographically and economically attractive southwest suburban markets of the greater Chicagoland area and is part of the Company’s strategy of expanding into markets with both population and commercial density in the Midwest.

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

OPERATING PERFORMANCE

Net interest income

Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities.  Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income.  Net interest margin is tax-equivalent net interest income as a percent of average earning assets.    Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis.  Tax-equivalent basis assumes an income tax rate of 21% in 2018 and 35% in 2017.  Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets.  A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets.  After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets.  In addition to yield, various other risks are factored into the evaluation process.

The following tables (dollars in thousands) show our Consolidated Average Balance Sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods shown.  The tables also show, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and changes due to volume.  All average information is provided on a daily average basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

							Change in income/
	2018			2017			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
Assets
Interest-bearing bank deposits and federal funds sold	$134,202	$649	1.92%	$110,976	$348	1.24%	$84	$217	$301
Investment securities:
U.S. Government obligations	152,865	632	1.64%	135,404	564	1.65%	72	(4)	68
Obligations of states and political subdivisions(1)	280,041	1,816	2.57%	260,421	1,919	2.92%	138	(241)	(103)
Other securities	984,802	6,384	2.57%	613,530	3,502	2.26%	2,354	528	2,882
Loans held for sale	28,661	317	4.39%	127,369	1,205	3.75%	(1,063)	175	(888)
Portfolio loans(1), (2)	5,551,753	63,537	4.54%	5,035,025	55,971	4.41%	5,876	1,690	7,566
Total interest-earning assets(1), (3)	$7,132,324	$73,335	4.08%	$6,282,725	$63,509	4.01%	$7,461	$2,365	$9,826

Cash and due from banks	103,798			100,004
Premises and equipment	119,773			99,284
Allowance for loan losses	(54,017)			(51,380)
Other assets	500,430			430,744
Total assets	$7,802,308			$6,861,377

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,294,628	$1,305	0.40%	$1,204,141	$703	0.23%	$57	$545	$602
Savings and money market deposits	1,913,838	1,650	0.34%	1,867,388	1,093	0.23%	(29)	586	557
Time deposits	1,576,191	5,991	1.51%	1,010,224	2,055	0.81%	1,543	2,393	3,936
Short-term borrowings:
Federal funds purchased and repurchase agreements	234,729	426	0.72%	215,776	291	0.54%	27	108	135
Other(4)	59,457	324	2.16%	139,204	447	1.27%	(337)	214	(123)
Long-term debt(5)	153,707	1,437	3.71%	158,267	1,340	3.36%	(39)	136	97
Junior subordinated debt issued to unconsolidated trusts	71,082	854	4.77%	70,939	649	3.63%	1	204	205
Total interest-bearing liabilities	$5,303,632	$11,987	0.90%	$4,665,939	$6,578	0.56%	$1,223	$4,186	$5,409

Net interest spread(1)			3.18%			3.45%

Noninterest-bearing deposits	1,492,709			1,328,770
Other liabilities	44,143			44,453
Stockholders’ equity	961,824			822,215
Total liabilities and stockholders’ equity	$7,802,308			$6,861,377

Interest income / earning assets(1), (3)	$7,132,324	$73,335	4.08%	$6,282,725	$63,509	4.01%
Interest expense / earning assets	$7,132,324	$11,987	0.67%	$6,282,725	$6,578	0.41%
Net interest margin(1)		$61,348	3.41%		$56,931	3.60%	$6,238	$(1,821)	$4,417

(1)	On a tax-equivalent basis assuming an income tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.6 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively.
(4)	Includes federal funds purchased, FHLB advances and a revolving loan. Interest expense includes a non-usage fee on the revolving loan.
(5)	Includes FHLB long-term debt, senior notes and subordinated notes.
(6)	Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

							Change in income/
	2018			2017			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total Change
	Balance	Expense	Rate(6)	Balance	Expense	Rate(6)	Volume	Yield/Rate	Change
Assets
Interest-bearing bank deposits and federal funds sold	$122,768	$1,580	1.72%	$128,835	$980	1.02%	$(62)	$662	$600
Investment securities:
U.S. Government obligations	156,450	1,917	1.64%	142,377	1,504	1.41%	158	255	413
Obligations of states and political subdivisions(1)	293,258	5,677	2.59%	214,264	4,762	2.97%	1,588	(673)	915
Other securities	896,288	16,670	2.49%	521,044	8,971	2.30%	6,927	772	7,699
Loans held for sale	31,785	966	4.06%	123,508	3,443	3.73%	(2,763)	286	(2,477)
Portfolio loans(1), (2)	5,531,087	186,622	4.51%	4,267,393	136,260	4.27%	42,270	8,092	50,362
Total interest-earning assets(1), (3)	$7,031,636	$213,432	4.06%	$5,397,421	$155,920	3.86%	$48,118	$9,394	$57,512

Cash and due from banks	105,038			85,037
Premises and equipment	119,580			85,507
Allowance for loan losses	(54,056)			(49,793)
Other assets	504,892			325,061
Total assets	$7,707,090			$5,843,233

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,224,545	$2,758	0.30%	$1,081,515	$1,316	0.16%	$194	$1,248	$1,442
Savings and money market deposits	1,981,281	4,811	0.32%	1,606,943	2,349	0.20%	480	1,982	2,462
Time deposits	1,452,477	14,268	1.31%	844,874	4,393	0.70%	4,415	5,460	9,875
Short-term borrowings:
Federal funds purchased and repurchase agreements	242,733	1,139	0.63%	186,282	618	0.44%	218	303	521
Other(4)	93,022	1,257	1.81%	54,329	521	1.28%	467	269	736
Long-term debt(5)	153,982	4,200	3.65%	119,756	2,081	2.32%	708	1,411	2,119
Junior subordinated debt issued to unconsolidated trusts	71,046	2,383	4.48%	70,904	1,857	3.50%	4	522	526
Total interest-bearing liabilities	$5,219,086	$30,816	0.79%	$3,964,603	$13,135	0.44%	$6,486	$11,195	$17,681

Net interest spread(1)			3.27%			3.42%

Noninterest-bearing deposits	1,494,016			1,163,440
Other liabilities	47,313			40,188
Stockholders’ equity	946,675			675,002
Total liabilities and stockholders’ equity	$7,707,090			$5,843,233

Interest income / earning assets(1), (3)	$7,031,636	$213,432	4.06%	$5,397,421	$155,920	3.86%
Interest expense / earning assets	$7,031,636	$30,816	0.59%	$5,397,421	$13,135	0.32%
Net interest margin(1)		$182,616	3.47%		$142,785	3.54%	$41,632	$(1,801)	$39,831

(1)	On a tax-equivalent basis assuming an income tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $1.7 million and $2.5 million at September 30, 2018 and 2017, respectively.
(4)	Includes federal funds purchased, FHLB advances and a revolving loan. Interest expense includes a non-usage fee on the revolving loan.
(5)	Includes FHLB long-term debt, senior notes and subordinated notes.
(6)	Annualized.

The Consolidated Average Balance Sheets and interest rates were impacted by the 2017 acquisitions of First Community and Mid Illinois, along with organic growth.  Total average interest-earning assets increased $849.6 million, or 13.5%, to $7.1 billion for the three month period ended September 30, 2018, as compared to $6.3 billion for the same period in 2017.  Total average interest-earning assets increased $1.6 billion, or 30.3%, to $7.0 billion for the nine month period ended September 30, 2018, as compared to $5.4 billion for the same period in 2017. Total average interest-bearing liability balances increased $637.7 million, or 13.7%, to $5.3 billion for the three month period ended September 30, 2018, as compared to $4.7 billion for the same period in 2017.  Total average interest-bearing liability balances increased $1.2 billion, or 31.6%, to $5.2 billion for the nine month period ended September 30, 2018, as compared to $4.0 billion for the same period in 2017.

Interest income, on a tax-equivalent basis, increased $9.8 million, or 15.5%, to $73.3 million for the three month period ended September 30, 2018, as compared to $63.5 million in the same period of 2017. Interest income, on a tax-equivalent basis, increased $57.5 million, or 36.9%, to $213.4 million for the nine month period ended September 30, 2018, as compared to $155.9 million in the same period of 2017.  The interest income increases related primarily to the increase in loan volumes.  Interest expense increased during the three month period ended September 30, 2018 by $5.4 million to $12.0 million from $6.6 million in the same period of 2017. Interest expense increased during the nine month period ended September 30, 2018 by $17.7 million to $30.8 million from $13.1 million in the same period of 2017. The interest expense increases were the result of increases in deposits and borrowings related to the 2017 acquisitions of First Community and Mid Illinois and rising interest rates.

Net interest income, on a tax-equivalent basis, increased $4.4 million for the three month period ended September 30, 2018, as compared to the same period of 2017.  Net interest income, on a tax-equivalent basis, increased $39.8 million for the nine month period ended September 30, 2018, as compared to the same period of 2017.  The Federal Open Market Committee announced that the federal funds rate increased from 1.50% to 1.75% on March 21, 2018, 1.75% to 2.00% on June 13, 2018 and 2.00% to 2.25% on September 26, 2018, for a combined increase of 75 basis points.  For comparison, the federal funds rate increased 50 basis points, from 0.75% to 1.25% for the first nine months of 2017.  The Company expects the increases in interest rates to be modestly favorable to net interest income for the remainder of 2018; however, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.41% for the three month period ended September 30, 2018, compared to 3.60% for the same period in 2017, and decreased to 3.47% for the nine month period ended September 30, 2018, compared to 3.54% for the same period in 2017.  Net of purchase accounting accretion and amortization(1), the net interest margin for the three month period ended September 30, 2018 was 3.29%, a decrease from 3.40% for the same period in 2017, and was 3.31% for the nine month period ended September 30, 2018, a decrease from 3.37% for the same period in 2017.

(1)

For a reconciliation of net interest margin net of purchase accounting accretion and amortization, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Quarterly net interest margins for 2018 and 2017 were as follows:

	2018	2017
First Quarter	3.52%	3.53%
Second Quarter	3.51%	3.47%
Third Quarter	3.41%	3.60%
Fourth Quarter	—%	3.68%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.18% for the three month period ended September 30, 2018, compared to 3.45% for the same period in 2017, and was 3.27% for the nine month period ended September 30, 2018, compared to 3.42% for the same period in 2017.

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

Non-interest income  (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Trust fees	$6,324	$5,071	$1,253	24.7%	$20,573	$17,088	$3,485	20.4%
Commissions and brokers’ fees, net	881	766	115	15.0%	2,860	2,239	621	27.7%
Remittance processing	3,630	2,877	753	26.2%	10,588	8,581	2,007	23.4%
Fees for customer services	7,340	6,577	763	11.6%	21,576	18,658	2,918	15.6%
Mortgage revenue	1,272	3,526	(2,254)	(63.9)%	4,488	8,430	(3,942)	(46.8)%
Security gains, net	—	290	(290)	(100.0)%	160	1,143	(983)	(86.0)%
Other income	2,406	1,730	676	39.1%	6,896	4,774	2,122	44.4%
Total non-interest income	$21,853	$20,837	$1,016	4.9%	$67,141	$60,913	$6,228	10.2%

Total non-interest income of $21.9 million for the three month period ended September 30, 2018 increased by 4.9% as compared to $20.8 million for the same period in 2017.  Total non-interest income of $67.1 million for the nine month period ended September 30, 2018 increased by 10.2% as compared to $60.9 million for the same period in 2017.  The increases reflect organic growth as well as the 2017 acquisitions of First Community and Mid Illinois, offset by a decline in mortgage revenue.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees, net, increased to $7.2 million for the three months ended September 30, 2018 compared to $5.8 million for the three months ended September 30, 2017 and increased to $23.4 million for the nine months ended September 30, 2018 compared to $19.3 million for the nine months ended September 30, 2017. Market expansion and increased assets under care drove fee income.  Further, two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of these fee-based service offerings in the corresponding acquired bank markets is expected to provide attractive growth opportunities in future periods.

Remittance processing revenue from the Company’s subsidiary, FirsTech, Inc., of $3.6 million for the three months ended September 30, 2018 increased compared to $2.9 million for the same period of 2017.  For the first nine months of 2018, remittance processing revenue increased to $10.6 million compared to $8.6 million for the same period of 2017.  The positive 2018 results are a reflection of new customer activity and volume increases from existing customers.

FirsTech, Inc. adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services increased to $7.3 million for the three month period ended September 30, 2018 as compared to $6.6 million for the same period of 2017 and increased to $21.6 million for the nine month period ended September 30, 2018 as compared to $18.7 million for the same period of 2017.  Evolving regulation, product changes and changing behaviors by our client base may impact the fees for customer services in future periods.

Mortgage revenue decreased to $1.3 million for the three month period ended September 30, 2018 compared to $3.5 million for the same period of 2017 and decreased to $4.5 million for the nine month period ended September 30, 2018 compared to $8.4 million for the same period of 2017.  2018 results reflect lower origination volumes and the realignment of mortgage origination resources to the Company’s branch market areas through the sale of certain mortgage origination offices in the fourth quarter of 2017.

Security gains, net, vary based on the Company’s decisions around selling securities.  In the first quarter of 2017, the Company sold 100% risk weighted investments and reinvested in 20% risk weighted investments at higher yields to better manage capital, while also producing higher future returns.

Other income increased to $2.4 million, or 39.1%, for the three months ended September 30, 2018 compared to $1.7 million for the same period of 2017 and increased to $6.9 million, or 44.4%, for the nine months ended September 30, 2018 compared to $4.8 million for the same period of 2017 across multiple revenue sources.

Non-interest expense  (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Salaries, wages and employee benefits	$26,024	$25,497	$527	2.1%	$80,315	$67,448	$12,867	19.1%
Net occupancy expense of premises	3,761	3,714	47	1.3%	11,271	10,025	1,246	12.4%
Furniture and equipment expenses	1,715	1,785	(70)	(3.9)%	5,418	5,123	295	5.8%
Data processing	4,016	5,113	(1,097)	(21.5)%	12,391	11,348	1,043	9.2%
Amortization of intangible assets	1,445	1,286	159	12.4%	4,450	3,675	775	21.1%
Other expense	8,968	9,544	(576)	(6.0)%	30,429	23,707	6,722	28.4%
Total non-interest expense	$45,929	$46,939	$(1,010)	(2.2)%	$144,274	$121,326	$22,948	18.9%

Income taxes	$9,081	$9,561	$(480)	(5.0)%	$26,108	$26,980	$(872)	(3.2)%
Effective rate on income taxes	25.3%	33.7%			26.2%	34.9%

Efficiency ratio	53.5%	58.9%			56.0%	58.1%
Full-time equivalent employees as of period-end	1,298	1,382

Total non-interest expense of $45.9 million for the three month period ended September 30, 2018 decreased as compared to $46.9 million for the same period in 2017.  Total non-interest expense of $144.3 million for the nine month period ended September 30, 2018 increased as compared to $121.3 million for the same period in 2017. Pre-tax non-operating expenses of $0.2 million impacted the three month period ended September 30, 2018 while pre-tax non-operating expenses of $3.1 million impacted the same period of 2017.  Pre-tax non-operating expenses of $4.7 million impacted the nine month period ended September 30, 2018 while pre-tax non-operating expenses of $4.4 million impacted the same period of 2017. We continue to examine expenses across all areas of the Company and remain focused on expense discipline, with an emphasis on the ones outlined below.

Salaries, wages and employee benefits expense of $26.0 million increased $0.5 million for the three month period ended September 30, 2018 as compared to the same period in 2017 and increased $12.9 million, to $80.3 million, for the nine month period ended September 30, 2018 as compared to the same period of 2017.  The increase was primarily due to an increased number of employees resulting from the First Community and Mid Illinois acquisitions.  In addition, restructuring costs designed to address the changing needs of our organization as we seek to balance growth with efficiency negatively impacted the nine month period ended September 30, 2018 by $1.7 million.  Full-time equivalent employees totaled 1,298 at September 30, 2018, down from 1,347 at December 31, 2017, and 1,382 at September 30, 2017.

Combined net occupancy expense of premises and furniture and equipment expenses were  $5.5 million for the three month periods ended September 30, 2018 and 2017.  Combined net occupancy expense of premises and furniture and equipment expenses were $16.7 million and $15.1 million for the nine month periods ended September 30, 2018 and 2017, respectively. 2017 acquisitions added 21 banking centers.  We continue to evaluate our banking center network and five banking centers were closed in the first quarter of 2018.

Data processing expense for the three month period ended September 30, 2018 of $4.0 million decreased from $5.1 million for the same period of 2017.  Data processing expense for the nine month period ended September 30, 2018 of $12.4 million increased from $11.3 million for the same period of 2017.  Variances are largely related to deconversion expenses related to acquisitions.

Amortization of intangible assets increased for the three and nine month periods ended September 30, 2018 compared to the same period in 2017 as a result of the First Community and Mid Illinois acquisitions.

Other expense of $9.0 million for the three month period ended September 30, 2018 decreased $0.6 million compared to the same period in 2017.  Other expense of $30.4 million for the nine month period ended September 30, 2018 increased $6.7 million compared to the same period in 2017 across multiple expense categories, including fluctuations in gains and losses on OREO sales, business development and marketing and acquisition-related check card service expense.

The effective rate on income taxes, or income taxes divided by income before taxes, of 25.3% and 26.2% for the three and nine months ended September 30, 2018, respectively, was lower than the combined federal and state statutory rate of approximately 28% due to tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%.   Effective January 1, 2018 in connection with the TCJA, the corporate federal tax rate was reduced from 35.0% to 21.0%.

The efficiency ratio(1) represents total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 53.5% for the three month period ended September 30, 2018 improved from 58.9% in the comparable period in 2017 and the efficiency ratio of 56.0% for the nine month period ended September 30, 2018 improved from 58.1% in the comparable period in 2017.  Operating costs have been influenced by acquisitions and the adjusted efficiency ratio(1), excluding the impact of such acquisition costs among other items, was 53.3% and 55.0% for the three month periods ended September 30, 2018 and 2017, respectively.  The adjusted efficiency ratio(1) was 54.2% and 55.9% for the nine month periods ended September 30, 2018 and 2017, respectively.  While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years. Further, the Company started to see greater operating efficiencies from the South Side Bank integration beginning in the second quarter of 2018.  We will continue to examine appropriate avenues to improve efficiency and remain consistently focused on expense discipline.

(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	September 30,	December 31,
	2018	2017	$ Change	% Change
Assets
Securities available for sale	$863,381	$872,682	$(9,301)	(1.1)%
Securities held to maturity	626,250	443,550	182,700	41.2%
Loans held for sale	32,617	94,848	(62,231)	(65.6)%
Portfolio loans, net	5,570,998	5,465,918	105,080	1.9%

Total assets	$7,889,385	$7,860,640	$28,745	0.4%

Liabilities
Deposits:
Noninterest-bearing	$1,438,054	$1,597,421	$(159,367)	(10.0)%
Interest-bearing	4,757,515	4,528,544	228,971	5.1%
Total deposits	$6,195,569	$6,125,965	$69,604	1.1%

Securities sold under agreements to repurchase	$255,906	$304,566	$(48,660)	(16.0)%
Short-term borrowings	200,000	220,000	(20,000)	(9.1)%
Long-term debt	50,000	50,000	—	—%
Senior notes, net of unamortized issuance costs	39,505	39,404	101	0.3%
Subordinated notes, net of unamortized issuance costs	59,121	64,715	(5,594)	(8.6)%
Junior subordinated debt owed to unconsolidated trusts	71,118	71,008	110	0.2%

Total liabilities	$6,917,245	$6,925,637	$(8,392)	(0.1)%

Stockholders’ equity	$972,140	$935,003	$37,137	4.0%

In the first nine months of 2018, we continued to emphasize our key priorities - balance sheet strength, profitability and growth - achieved within a framework of safety and soundness. Our capital position remains strong and we continue to focus on a sound credit foundation.  We believe our emphasis on commercial banking and wealth management, supplemented by our remittance processing activities, will continue to produce growth and profitability as we move into the final quarter of 2018 and into 2019.

Loans Held for Sale

Loans held for sale totaled $32.6 million and $94.8 million at September 30, 2018 and December 31, 2017, respectively.  The amount of loans held for sale decreased from December 31, 2017 due to lower origination volumes in 2018.  Lower origination volumes are a reflection of the realignment of mortgage origination resources to the Company’s branch market areas through the sale of certain mortgage origination offices in the fourth quarter of 2017.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

Portfolio Loans

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	September 30, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,014,616	$397,734	$19,368	$29,468	$1,461,186
Commercial real estate	1,468,435	586,480	161,347	155,606	2,371,868
Real estate construction	101,682	124,119	15,035	67,926	308,762
Retail real estate	840,900	487,573	101,119	23,674	1,453,266
Retail other	25,488	1,212	1,320	639	28,659
Portfolio loans	$3,451,121	$1,597,118	$298,189	$277,313	$5,623,741

Less allowance for loan losses					52,743
Portfolio loans, net					$5,570,998

	December 31, 2017
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$974,392	$378,424	$19,005	$42,810	$1,414,631
Commercial real estate	1,505,819	547,200	147,360	154,305	2,354,684
Real estate construction	87,084	74,662	26,209	73,551	261,506
Retail real estate	835,287	509,500	98,112	17,902	1,460,801
Retail other	26,230	685	961	2	27,878
Portfolio loans	$3,428,812	$1,510,471	$291,647	$288,570	$5,519,500

Less allowance for loan losses					53,582
Portfolio loans, net					$5,465,918

Portfolio loans increased $104.2 million, or 1.9%, as of September 30, 2018 compared to December 31, 2017.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $111.0 million from December 31, 2017.  Retail real estate and retail other loans decreased $6.8 million from December 31, 2017.  2018 loan growth was driven by organic originations, particularly in the Missouri market.

Relationship banking, rather than transactional banking, remains a focus for the Company.  Relationship banking implies a primary banking relationship with the borrower that includes, at a  minimum, an active deposit banking relationship in addition to the lending relationship.

Allowance for Loan Losses

Our allowance for loan losses was $52.7 million, or 0.94% of portfolio loans, and $53.6 million, or 0.97% of portfolio loans, at September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

The provision for loan losses was $4.0 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.   However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for loan losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2017
Non-accrual loans	$40,395	$25,215	$32,588	$24,624
Loans 90+ days past due and still accruing	364	1,142	995	2,741
Total non-performing loans	$40,759	$26,357	$33,583	$27,365

OREO	$1,093	$3,694	$1,001	$1,283

Total non-performing assets	$41,852	$30,051	$34,584	$28,648

Allowance for loan losses	$52,743	$53,305	$52,649	$53,582
Allowance for loan losses to portfolio loans	0.94%	0.96%	0.95%	0.97%
Allowance for loan losses to non-performing loans	129.4%	202.2%	156.8%	195.8%
Non-performing loans to portfolio loans, before allowance for loan losses	0.7%	0.5%	0.6%	0.5%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.7%	0.5%	0.6%	0.5%

Total non-performing assets were $41.9 million at September 30, 2018, compared to $28.6 million at December 31, 2017.  The increase in non-performing loans in the third quarter of 2018 was driven by two commercial credits.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.7% on September 30, 2018.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $89.6 million at September 30, 2018, compared to $70.4 million at December 31, 2017.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2018, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.

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

As of September 30, 2018, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2018 and December 31, 2017 the Company had outstanding standby letters of credit of $33.2 million and $37.2 million, respectively, and commitments to extend credit of $1.3 billion to its customers.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  These commitments are made in the ordinary course of business to meet the financing needs of the Company’s customers.  As of September 30, 2018, no amounts were recorded as liabilities for the Company’s potential obligations under these commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary bank.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2018, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary bank to maintain a total capital to total risk-weighted asset ratio of not less than 9.875%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.875%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 6.375% and a Tier 1 leverage ratio of not less than 4.00%.  These minimum capital requirements will increase annually until the Basel III Rule is fully phased-in on January 1, 2019.  As of September 30, 2018, First Busey had a total capital to total risk-weighted asset ratio of 14.34%, a Tier 1 capital to risk-weighted asset ratio of 12.50%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.29%  and a Tier 1 leverage ratio of 10.17%; Busey Bank had ratios of 14.22%, 13.36%, 13.36% and 10.84%, respectively.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP.  These measures include adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, and tangible common equity to tangible assets. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions.  Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures, specifically net income in the case of adjusted net income and adjusted return on average assets, total net interest income, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of the tangible book value per share, appears below (dollars in thousands, except per share data).  The Company believes each of the adjusted measures is useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and Return on Average Assets

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Net income	$26,859	$24,862	$18,784	$73,638	$50,433
Acquisition expenses
Salaries, wages, and employee benefits	—	—	720	1,233	720
Data processing	—	34	1,262	406	1,348
Other (includes professional and legal)	167	107	1,031	2,224	2,048
Other restructuring costs
Salaries, wages, and employee benefits	—	—	—	417	215
Fixed asset impairments	—	817	—	817	—
Other	—	—	46	—	46
Related tax benefit	(20)	(230)	(1,195)	(1,217)	(1,681)
Adjusted net income	$27,006	$25,590	$20,648	$77,518	$53,129

Average assets	$7,802,308	$7,653,541	$6,861,377	$7,707,090	$5,843,233

Reported: Return on average assets(1)	1.37%	1.30%	1.09%	1.28%	1.15%
Adjusted: Return on average assets(1)	1.37%	1.34%	1.19%	1.34%	1.22%

(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017

Reported: Net interest income	$60,774	$60,372	$55,941	$180,903	$140,320
Tax-equivalency adjustment	574	561	989	1,713	2,465
Less: Purchase accounting amortization	(2,273)	(3,015)	(3,124)	(8,698)	(6,610)
Adjusted: Net interest income	$59,075	$57,918	$53,806	$173,918	$136,175

Average interest-earning assets	$7,132,324	$6,984,486	$6,282,725	$7,031,636	$5,397,421

Reported: Net interest margin(1)	3.41%	3.50%	3.60%	3.47%	3.54%
Adjusted: Net Interest margin(1)	3.29%	3.33%	3.40%	3.31%	3.37%

(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Reported: Net Interest income	$60,774	$60,372	$55,941	$180,903	$140,320
Tax-equivalency adjustment	574	561	989	1,713	2,465
Tax equivalent interest income	$61,348	$60,933	$56,930	$182,616	$142,785

Reported: Non-interest income	21,853	22,802	20,837	67,141	60,913
Less: Security gains, net	—	160	290	160	1,143
Adjusted: Non-interest income	$21,853	$22,642	$20,547	$66,981	$59,770

Reported: Non-interest expense	45,929	47,305	46,939	144,274	121,326
Less:
Amortization of intangible assets	(1,445)	(1,490)	(1,286)	(4,450)	(3,675)
Non-operating adjustments:
Salaries, wages, and employee benefits	—	—	(720)	(1,650)	(935)
Data processing	—	(34)	(1,262)	(406)	(1,348)
Other	(167)	(924)	(1,077)	(2,596)	(2,094)
Adjusted: Non-interest expense	$44,317	$44,857	$42,594	$135,172	$113,274

Reported: Efficiency ratio	53.47%	54.82%	58.92%	56.02%	58.08%
Adjusted: Efficiency ratio	53.26%	53.67%	54.98%	54.16%	55.92%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

	As of
	September 30,	June 30,	September 30,
	2018	2018	2017

Total Assets	$7,889,385	$7,775,544	$6,913,789
Less:
Goodwill and other intangible assets, net	(301,963)	(303,407)	(247,562)
Tax effect of other intangible assets, net	8,912	9,288	11,846
Tangible assets	$7,596,334	$7,481,425	$6,678,073

Total stockholders’ equity	972,140	957,182	836,068
Less:
Goodwill and other intangible assets, net	(301,963)	(303,407)	(247,562)
Tax effect of other intangible assets, net	8,912	9,288	11,846
Tangible common equity	$679,089	$663,063	$600,352

Tangible common equity to tangible assets(1)	8.94%	8.86%	8.99%
Tangible book value per share	$13.72	$13.40	$12.93

	Three Months Ended
	September 30,	June 30,	September 30,
	2018	2018	2017
Average stockholders’ common equity	$961,824	$944,131	$822,215
Less: Average goodwill and intangibles, net	(302,914)	(304,379)	(245,371)
Average tangible common equity	$658,910	$639,752	$576,844

Reported: Return on average tangible common equity(2)	16.17%	15.59%	12.92%
Adjusted: Return on average tangible common equity(2),(3)	16.26%	16.04%	14.20%

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Average stockholders’ common equity	$946,675	$675,002
Less: Average goodwill and intangibles, net	(304,738)	(162,415)
Average tangible common equity	$641,937	$512,587

Reported: Return on average tangible common equity(2)	15.34%	13.15%
Adjusted: Return on average tangible common equity(2),(3)	16.15%	13.86%

(1)	Tax-effected measure.
(2)	Annualized measure.
(3)	Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, state, national and international economy (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations); (ii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iii) changes in interest rates and prepayment rates of the Company’s assets; (iv) increased competition in the financial services sector and the inability to attract new customers; (v) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vi) the loss of key executives or employees; (vii) changes in consumer spending; (viii) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (ix) unexpected outcomes of existing or new litigation involving the Company;  (x) the economic impact of any future terrorist threats or attacks; (xi) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards; and (xii) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

Utilizing this measurement concept, the interest rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300	+400

September 30, 2018	(2.51)%	(1.23)%	(2.31)%	(3.44)%	(4.73)%

December 31, 2017	0.34%	(0.72)%	(1.61)%	(2.56)%	(3.52)%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300	+400

September 30, 2018	(3.77)%	(0.46)%	(0.82)%	(1.31)%	(1.92)%

December 31, 2017	(2.65)%	1.53%	2.91%	4.14%	5.22%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 was carried out as of September 30, 2018, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, the Company made the following addition to the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan that was originally approved in 2008.  There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2018.  At September 30, 2018, the Company had 333,334 shares that may still be purchased under the plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1**

Agreement and Plan of Merger by and between First Busey Corporation and The Banc Ed Corp., dated August 21, 2018 (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 22, 2018).

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

*Filed herewith.

**The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K.  The Company will furnish a copy of any omitted schedules or similar attachment to the SEC upon request.

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

Date:  November 7, 2018