Form 10-K
period 2018-12-31
FIRST BUSEY CORP /NV/
filed 2019-02-27
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $1.4 billion, determined using a per share closing price for the registrant’s common stock on that date of $31.72, as quoted on The Nasdaq Global Select Market.

As of February 27, 2019, there were 55,600,184 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders of First Busey Corporation to be held May 22, 2019, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, initially organized in 1980, is a $7.7 billion financial holding company.  First Busey conducts a broad range of financial services through its one wholly-owned bank subsidiary, Busey Bank, with banking centers in Illinois, Missouri, Florida and Indiana.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

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

On July 2, 2017, First Busey acquired First Community Financial Partners, Inc., an Illinois corporation (“First Community”), and its wholly-owned bank subsidiary, First Community Financial Bank.  First Busey operated First Community Financial Bank as a separate bank subsidiary from July 3, 2017 until November 3, 2017, when it was merged with and into Busey Bank.  At that time, First Community Financial Bank’s banking centers became banking centers of Busey Bank. The First Community acquisition provided the Company entrance into the southwest suburban markets of the greater Chicagoland area.

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

On August 21, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Banc Ed Corp., a Delaware corporation (“Banc Ed”), pursuant to which Banc Ed would merge into First Busey, with First Busey as the surviving corporation (the “Merger”).  TheBANK of Edwardsville, Banc Ed’s wholly-owned bank subsidiary (“TheBANK”), will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, TheBANK’s banking offices will become branches of Busey Bank.  This partnership will enhance First Busey’s existing deposit, commercial banking and wealth management presence in the greater St. Louis Missouri-Illinois Metropolitan Statistical Area.  The holding company merger was completed on January 31, 2019 and is identified as a  “subsequent event” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  The operating results of Banc Ed are not included in this Annual Report on Form 10-K or in the Company’s Consolidated Financial Statements included herein.

See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to these acquisitions.

Subsidiaries of First Busey

First Busey conducts the business of banking, related banking services, asset management, brokerage and fiduciary services through Busey Bank and retail payment processing through FirsTech, Inc. (“FirsTech”).

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 44 banking centers in Illinois, 13 in Missouri, five in southwest Florida and one in Indianapolis, Indiana.

Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve our customers’ needs.  Commercial services include commercial, commercial real estate, real estate construction and agricultural loans as well as commercial depository services including cash management. Retail banking services include residential real estate, home equity lines of credit and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and IRA and other fiduciary services through our banking center, ATM and technology-based networks.  In addition Busey Bank provides professional farm management and brokerage services to the agricultural industry.

Busey Trust Company, formerly a subsidiary of Busey Wealth Management Inc., was merged into Busey Bank in the fourth quarter of 2018 and Busey Wealth Management, Inc. was subsequently dissolved.  As a result, Busey Bank now directly provides asset management, investment and fiduciary services to individuals, businesses and foundations.  As of December 31, 2018,  $7.1 billion of assets were under care.  For individuals, Busey Bank provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Bank provides investment management, investment strategy consulting and fiduciary services.  Brokerage related services are offered by Busey Investment Services, a division of Busey Bank through a third-party arrangement with Raymond James Financial Services.

Busey Bank’s principal sources of income are interest and fees on loans and investments, trust fees and service fees.  Principal expenses are interest paid on deposits and general operating expenses.  Busey  Bank’s primary markets are Illinois, the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.

Busey Bank’s subsidiary, FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers pay processing solutions including: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; mobile bill pay; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. As of December 31, 2018, FirsTech had approximately 4,000 agent locations in 43 states.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

The Company’s operations are managed through three operating segments consisting of Banking, Remittance Processing and Wealth Management.  See “Note 22. Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

The Company has 44 banking centers serving Illinois.  Our Illinois markets of Champaign, Macon, McLean, and Peoria counties and Southwest Chicago feature several Fortune 1000 companies.  Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

The State of Illinois, where a large portion of the Company’s customer base is located, continues to be troubled with pension under-funding, continued budget deficits and a declining credit outlook.  Any possible payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

Busey Bank has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis, or the adjacent counties of St. Louis County and St. Charles County.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois; therefore, the Company’s geographic concentration in only three of these 15 counties gives the Company expansion opportunities into neighboring counties.  St. Louis has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail.  St. Charles County has been one of the fastest-growing counties in the country for decades.

Busey Bank has five banking centers in southwest Florida which has experienced job growth and an expanded housing market over the last several years.

Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

Competition

Busey Bank competes actively with national and state banks, savings and loan associations and credit unions for deposits and loans mainly in Illinois, the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.  Busey Bank competes for real estate and other loans primarily on the basis of type of loan, interest rates and loan fees  and the quality of services provided. Busey Bank and FirsTech compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, wealth management and other products and services.

The Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  The Bank attracts a significant amount of deposits through their banking centers, primarily from the communities in which those banking centers are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet and mobile banking, and convenient banking centers with interbranch deposit and withdrawal privileges.

Based on information obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits dated June 30, 2018, Busey Bank ranked in the top ten in total deposits in ten Illinois counties: first in Champaign County; fifth in Ford County; sixth in Grundy County; seventh in Livingston County; second in Macon County; fifth in McLean County; second in Peoria County; second in Shelby County; third in Tazewell County; and seventh in Will County.  In addition, Busey Bank was ranked tenth in St. Louis County in Missouri. First Busey believes that it effectively competes with other banks, thrifts and financial institutions in these market areas.

Supervision, Regulation and Other Factors

General

At December 31, 2018, First Busey had one wholly-owned bank subsidiary, Busey Bank.  On January 31, 2019, First Busey completed its acquisition of Banc Ed, and its wholly-owned bank subsidiary, TheBANK.  The operating results of Banc Ed are not included in this Annual Report on Form 10-K or in the Company’s Consolidated Financial Statements included herein and the acquisition is identified as a  “subsequent event” in the Notes to the Consolidated Financial Statements.

FDIC-insured institutions, like Busey Bank and TheBANK (both of which are sometimes collectively referred to in this section as the “Banks”), as well as their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Banks may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends.  In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. Moreover, as of December 31, 2018, the Company was approaching a size threshold ($10 billion in assets) at which point prescribed prudential standards would be significantly enhanced. After the 2016 federal elections, momentum to decrease the regulatory burden on all but the largest banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to provide meaningful relief for community banks and their holding companies (those with less than $10 billion in assets) and on larger institutions that had been categorized as systemically important solely because of size (those with assets between $50 billion and $250 billion). Because the Company is approaching the $10 billion threshold, it will not benefit from all of the changes effected for community banks; however, the Regulatory Relief Act relieves it from certain prudential requirements, including mandatory annual company-run stress tests that would otherwise have become applicable when it exceeded $10 billion in assets. The Company believes that such reforms are favorable to its operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Banks, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords

The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule

In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion that do not have securities registered with the SEC). Banking organizations became subject to the Basel III Rule on January 1, 2015 and all parts of it were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts. Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

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

As of December 31, 2018: (i) neither Busey Bank nor TheBANK was subject to a directive from the FDIC to increase its capital and (ii) the Banks were well-capitalized, as defined by FDIC regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action

The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution.    The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General

The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to each of the Banks and to commit resources to support them in circumstances where we might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and each of the Banks as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and each of the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory Community Reinvestment Act (“CRA”) rating.  If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control

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

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation

There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that were the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices.

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

Federal Securities Regulation

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Regulation and Supervision of the Banks

General

Both of the Banks are Illinois-chartered banks. Their deposit accounts are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As Illinois-chartered FDIC-insured banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks. The Banks are also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Banks, are not members of the Federal Reserve System.

Deposit Insurance

As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Banks that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments

In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Fair Isaac Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements

Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Banks, the Company continues to review its liquidity risk management policies in light of developments.

Dividend Payments

The primary source of funds for the Company is dividends from its subsidiary banks. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits.  The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by the Banks if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in an accumulated deficit position since 2009, it was not able to pay dividends.  With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018.  Busey Bank returned to positive retained earnings in the second quarter of 2018.  The Company expects Busey Bank to return to paying dividends from net profits in future periods.

State Bank Investments and Activities

The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Insider Transactions

The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between the Banks and their “affiliates.” The Company is an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Banks. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Banks, or a principal stockholder of the Company, may obtain credit from banks with which the Banks maintain a correspondent relationship.

Safety and Soundness Standards/Risk Management

The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

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

Branching Authority

Illinois banks, such as the Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The Company expects to merge TheBANK with and into Busey Bank in the second half of 2019.

Transaction Account Reserves

Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements

The CRA requires each of the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Banks’ records of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of each of the Bank’s effectiveness in meeting their CRA requirements.

Anti-Money Laundering

The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Privacy and Cybersecurity

The Banks are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Banks to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Banks’ ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2018, Busey Bank did not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets, and that will include Busey Bank when its assets exceed that amount. In the meantime, as long as the Banks are FDIC-insured institutions with $10 billion or less in assets, they will continue to be examined by the applicable bank regulators. The CFPB’s rules have not had a significant impact on the Banks’ operations, except for higher compliance costs.

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 60, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of Busey Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. (“Main Street Trust”) until its merger with First Busey.

Curt A. Anderson.  Mr. Anderson, age 63,  currently serves as President of Busey Wealth Management, a division of Busey Bank.  Prior to that appointment, he had served as President and Chief Executive Officer of Busey Wealth Management, Inc. from February 2016 to October 2018 and as Executive Vice President and Senior Managing Director at Busey Wealth Management, Inc. since 2007.

Robin N. Elliott.  Mr. Elliott, age 42, was appointed Chief Operating Officer of First Busey in February 2016.  He continues to serve as Chief Financial Officer of First Busey, which he has served since January 1, 2014, as the Company conducts a search to name a new Chief Financial Officer.  Mr. Elliott had previously served as Director of the Business Banking Group of Busey Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Barbara J. Harrington.  Mrs. Harrington, age 59, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of Busey Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Howard F. Mooney II.  Mr. Mooney, age 54, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust.

Robert F. Plecki, Jr.  Mr. Plecki, age 58, has served as Chief Credit Officer of First Busey since March 2010.  Mr. Plecki previously served as President & Chief Executive Officer of Busey Wealth Management, Inc. from October 2013 until February 2016 and Chief Operating Officer of First Busey from October 2012 until February 2016.  Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 63, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph.  Mrs. Randolph, age 44, was appointed Chief of Staff in April 2017.  Prior to that appointment she served as Executive Vice President and Chief Brand Officer since March 2014.  Prior to March 2014, she served as Senior Vice President of Growth Strategies since 2008.

Christopher M. Shroyer.  Mr. Shroyer, age 53, has served as President and Chief Executive Officer of Busey Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

Employees

As of December 31, 2018, First Busey and its subsidiaries had a total of 1,270 employees (full-time equivalents).

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

Non-GAAP Financial Information

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These measures include adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and Return on Average Assets

	December 31,	December 31,
	2018	2017
Net income	$98,928	$62,726
Acquisition expenses
Salaries, wages, and employee benefits	1,233	840
Data processing	406	2,616
Other (includes professional and legal)	2,486	3,617
Other restructuring costs
Salaries, wages, and employee benefits	1,058	711
Fixed asset impairments	817	—
Other	—	66
Related tax benefit	(1,451)	(3,012)
Tax Cuts and Jobs Act (the “TCJA”) related adjustment	—	8,098
Adjusted net income	$103,477	$75,662

Average assets	$7,742,142	$6,294,105

Reported: Return on average assets	1.28%	1.00%
Adjusted: Return on average assets	1.34%	1.20%

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016

Reported: Net interest income	$241,406	$203,366	$154,660
Tax-equivalent adjustment	2,258	3,656	3,493
Less: Purchase accounting accretion	(10,550)	(12,458)	(8,123)
Adjusted: Net interest income	$233,114	$194,564	$150,030

Average interest-earning assets	$7,067,710	$5,784,408	$4,630,768

Reported: Net interest margin	3.45%	3.58%	3.42%
Adjusted: Net Interest margin	3.30%	3.36%	3.24%

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

	Year Ended
	December 31,	December 31,
	2018	2017
Reported: Net Interest income	$241,406	$203,366
Tax-equivalent adjustment	2,258	3,656
Tax equivalent interest income	$243,664	$207,022

Reported: Non-interest income	89,993	84,474
Less: Security gains, net	331	1,143
Adjusted: Non-interest income	$89,662	$83,331

Reported: Non-interest expense	193,043	174,426
Less:
Amortization of intangible assets	(5,854)	(5,245)
Non-operating adjustments:
Salaries, wages, and employee benefits	(2,291)	(1,551)
Data processing	(406)	(2,616)
Other	(2,858)	(3,683)
Adjusted: Non-interest expense	$181,634	$161,331

Reported: Efficiency ratio	56.16%	58.27%
Adjusted: Efficiency ratio	54.49%	55.56%

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, Return on Average Tangible Common Equity

	As of
	December 31,	December 31,
	2018	2017

Total Assets	$7,702,357	$7,860,640
Less:
Goodwill and other intangible assets, net	(300,558)	(308,073)
Tax effect of other intangible assets, net	8,547	11,039
Tangible assets	$7,410,346	$7,563,606

Total stockholders’ equity	994,964	935,003
Less:
Goodwill and other intangible assets, net	(300,558)	(308,073)
Tax effect of other intangible assets, net	8,547	11,039
Tangible common equity	$702,953	$637,969

Tangible common equity to tangible assets(1)	9.49%	8.43%
Tangible book value per share	$14.21	$12.88

Average stockholders’ common equity	$954,949	$739,825
Less: Average goodwill and other intangible assets, net	(303,917)	(199,419)
Average tangible stockholders’ common equity	$651,032	$540,406

Reported: Return on average tangible common equity	15.20%	11.61%
Adjusted: Return on average tangible common equity(2)	15.89%	14.00%

(1)	Tax effected measure.
(2)	Calculated using adjusted net income available to common stockholders.

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

The Company’s general financial performance is highly dependent upon the business environment in the markets where it operates and, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

While economic conditions have both improved and stabilized since the 2008-2009 recession, there can be no assurance that either improvement or stability will continue. Uncertainty regarding continuing economic conditions may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Company’s loans, our financial condition and results of operations.  In addition, there is potential for an increasing federal government debt burden to negatively impact long-term financial stability.  U.S. federal government debt held by the public stood at 76% of gross domestic product as of September 2018.  The Congressional Budget Office projects that debt burden could increase in an accelerating manner in the coming decades, the impacts of which could include higher interest rates which can lead to slower economic growth, a decrease in government investment as well as a diminished demand for U.S. Treasury bonds.

The Company’s financial performance is also affected by the condition of the markets in which it conducts business. The Company currently conducts its banking operations in downstate Illinois, the Southwest suburbs of Chicago, Illinois, the St. Louis, Missouri metropolitan area, central Indiana and southwest Florida. The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is characterized with low credit ratings, pension under-funding, budget deficits and lower job growth rates than most of the country.  The Company operates in markets with significant university and healthcare presence, which rely heavily on state and federal funding and contracts.  Payment delays by the State of Illinois to its vendors and government-sponsored entities as well as potential federal changes to healthcare laws could affect the Company’s primary market areas, which could in turn adversely affect its financial condition and results of operations.  Downturns in markets where banking operations occur could result in a decrease in demand for the Company’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

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

Changes in interest rates could affect the level of assets and liabilities held on the Company’s balance sheet and the revenue that the Company earns from net interest income, as earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets such as loans and investment securities and interest expense incurred on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. In addition, a rise in interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which have historically contributed to a significant portion of the Company’s mortgage revenue. Furthermore, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Finally, when interest rates rise, competition for deposits often increases, which can lead to a change in the Company’s funding mix and cost of funding.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s wealth management business may also be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, which could affect the values of assets held under care.  Management contracts generally provide for fees payable for wealth management services based on the market value of assets under care. Because most of the Company’s contracts provide for a fee based on market values of securities, declines in securities prices may have an adverse effect on the Company’s results of operations from this business. Market declines and reductions in the value of customers' wealth management accounts, could also result in the loss of wealth management customers, including those who are also banking customers.

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans.  Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

Although the Financial Stability Oversight Council has recommended a transition to an alternative reference rate in the event LIBOR is no longer available after 2021, such plans are still in development and, if enacted, could present challenges.    Moreover, contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties.  The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact the financial markets and individual institutions. The uncertainty surrounding the sustainability of LIBOR more generally could undermine market integrity and threaten individual financial institutions and the U.S. financial system more broadly.

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

In recent months, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products.  Additional tariffs and retaliatory tariffs may be imposed in the future by the United States and these and other countries.  Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Regulatory and Legal Risks

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict future legislative and regulatory changes.  Although both the President and senior members of Congress have advocated for and successfully passed some reductions of financial services regulation, exactly which regulatory changes will be pursued in the future, as well as the timing and extent of regulatory changes that could be enacted, remains uncertain.  New appointments to the Board of Governors of the Federal Reserve may affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.  Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

Legislative and regulatory reforms applicable to the financial services industry, as well as heightened focus on particular regulations, may have a significant impact on the Company’s business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing the Company continue to evolve and will likely continue to change over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-2009 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold.  The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional expense, including increased compliance costs.

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

Although management believes the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for loan losses will not be required in the future.  Additional provision could be recorded, either as a result of management’s decision or as a requirement by regulators, to further supplement the allowance for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects. Additional provisions to the allowance for loan losses and loan losses in excess of the Company’s current allowance for loan losses may adversely affect its business, financial condition and results of operations.

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

First Busey and Busey Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside the Company’s control, and on its financial condition and performance. Accordingly, the Company cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. If it fails to meet these capital and other regulatory requirements, its financial condition, liquidity and results of operations would be materially and adversely affected.

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

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Company’s primary sources of funds consist of deposits and funds from sales of investment securities, investment maturities and sales, and cash from operations. Additional liquidity is available through repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

During periods of economic turmoil, the financial services industry and the credit markets generally may be materially and adversely affected by significant declines in asset values and depressed levels of liquidity. These and other factors could negatively affect the Company’s ability to engage in routine funding and other transactions with other financial institutions, lead to market-wide liquidity problems, loss of depositor, creditor, and counterparty confidence, which could lead to losses or defaults by the Company or by other institutions. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size, limited analyst coverage, and lack of credit rating resulting from significant expense required to obtain it.

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

The Company currently conducts its banking operations in downstate Illinois, the Southwest suburbs of Chicago, Illinois, St. Louis, Missouri metropolitan area, central Indiana and southwest Florida. In addition, the Company currently offers fiduciary and wealth management services, which account for an important portion of its non-interest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks, or financial technology companies, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations and financial condition.

Rapid speed of disruptive innovations enabled by new and emerging technologies and/or other market forces may outpace the Company’s ability to compete.

Many well-established industries are experiencing significant disruptions created by advances in technologies and changing customer requirements, thus the ability to quickly recognize the change, and then respond and adapt becomes critical to long-term sustainability.  If the Company’s culture does not sufficiently encourage the timely identification and escalation of emerging risk issues, these risks have the potential to significantly affect our core operations and achievement of strategic objectives.  Similarly, cultural resistance to change may restrict the Company from making the necessary adjustments to the business model and core operations to remain competitive.  Inability to utilize data analytics and “big data” to achieve market intelligence and increase productivity and efficiency could also significantly affect our operations.  Ultimately, if we fall behind in our ability to be adaptive and innovative, sustaining customer loyalty and retention may be increasingly difficult as a result of evolving customer preferences and/or demographic shifts in our existing customer base.

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

In addition, changes in ownership could further limit the Company’s realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and may be limited by Section 382 of the Internal Revenue Code.  If the Company undergoes an ownership change, its ability to use net operating loss carry-forwards, tax credit carry-forwards or net unrealized built-in losses at the time of ownership change may be limited. The limitation may affect the amount of the Company’s deferred income tax asset and, depending on the limitation, a portion of its built-in losses.

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

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third-parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Because card transactions involve third-parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third-parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Cyber-attacks or other breaches, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.

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

These risks have increased for all financial institutions globally as new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Despite the Company’s significant investment in security resources and its continued efforts to prevent or limit the effects of potential threats, it is possible that the Company may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security-related attacks can originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, and other external parties, including parties sponsored by hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers. These risks may increase in the future as the Company increases its mobile payments, internet-based product offerings, and expand its internal usage of web-based products and applications.

Customer or employee fraud may affect operations, result in significant financial loss, and have an adverse impact on the Company’s reputation.

Misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by employees and customers could include hiding unauthorized activities, conducting improper or unauthorized activities or improper use of confidential information. It is not possible to prevent all errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases.

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

The Company’s risk management framework seeks to mitigate risk and loss. It has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, compliance risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations.  Risks may exist, or emerge in the future, that have not been appropriately identified or anticipated. As it continues to grow, the Company’s ability to successfully identify and manage the risks it faces is an important factor that can significantly impact results. If its risk management framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.

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

From time to time, we may seek to implement new lines of business or offer new products, services or delivery channels within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

First Busey and Busey Bank’s headquarters are located at 100 West University Avenue, Champaign, Illinois. FirsTech’s headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. The Company also owns or leases other facilities, such as banking centers of Busey Bank, for business operations.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

First Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

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

As of February 27, 2019, First Busey Corporation had 55,600,184 shares of common stock outstanding held by 3,034 holders of record.  Additionally, there were an estimated 9,855 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  There were no purchases made by or on behalf of First Busey of its common stock shares during the quarter ended December 31, 2018.  At December 31, 2018, the Company had 333,334 shares that may still be purchased under the plan.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the SNL Midwest Bank Index for the five years ended December 31, 2018.

Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
First Busey Corporation	$100.00	$116.00	$126.51	$194.86	$194.14	$163.30
SNL Midwest Bank Index	100.00	108.71	110.36	147.46	158.46	135.31
Nasdaq Composite	100.00	114.83	122.99	134.03	173.87	168.99

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data (dollars in thousands, except per share data), as of and for each of the periods indicated, has been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.  The per common share data provided below has been adjusted to reflect First Busey's one-for-three reverse stock split, which became effective on September 8, 2015 (the “Reverse Stock Split”). First Busey's periodic reports filed prior to the Reverse Stock Split have not been revised to reflect the Reverse Stock Split.

	2018	2017	2016	2015	2014
Balance Sheet Items
Securities available for sale	$697,685	$872,682	$759,811	$834,838	$759,065
Securities held to maturity	608,660	443,550	47,820	49,832	2,373
Loans held for sale	25,895	94,848	256,319	9,351	10,400
Portfolio loans	5,568,428	5,519,500	3,878,900	2,627,739	2,405,290
Allowance for loan losses	50,648	53,582	47,795	47,487	47,453
Total assets	7,702,357	7,860,640	5,425,170	3,998,976	3,665,607
Tangible assets(1)	7,410,346	7,563,606	5,311,271	3,969,001	3,640,903
Total deposits	6,249,321	6,125,965	4,374,298	3,289,106	2,900,848
Short-term debt(2)	185,796	524,566	264,157	172,972	198,893
Long-term debt	50,000	50,000	80,000	80,000	50,000
Senior notes, net of unamortized issuance costs	39,539	39,404	—	—	—
Subordinated notes, net of unamortized issuance costs	59,147	64,715	—	—	—
Junior subordinated debt owed to unconsolidated trusts	71,155	71,008	70,868	55,000	55,000
Stockholders’ equity	994,964	935,003	594,314	373,186	433,639
Common stockholders’ equity	994,964	935,003	594,314	373,186	360,975
Tangible common stockholders’ equity(3)	702,953	637,969	480,415	343,211	336,271
Results of Operations
Interest income	$286,033	$224,302	$164,889	$118,022	$108,075
Interest expense	44,627	20,936	10,229	6,207	6,499
Net interest income	241,406	203,366	154,660	111,815	101,576
Provision for loan losses	4,429	5,303	5,550	1,600	2,000
Net income available for common stockholders	98,928	62,726	49,694	38,306	32,047
Per Share Data
Diluted earnings	$2.01	$1.45	$1.40	$1.32	$1.10
Cash dividends	0.80	0.72	0.68	0.62	0.57
Book value(4)	20.36	19.21	15.54	13.01	12.47
Tangible book value(5)	14.21	12.88	12.37	11.86	11.52
Closing stock price	24.54	29.94	30.78	20.63	19.53
Other Information
Return on average assets	1.28%	1.00%	1.00%	0.98%	0.91%
Return on average common equity	10.36%	8.48%	9.59%	10.41%	9.11%
Net interest margin(6)	3.45%	3.58%	3.42%	3.10%	3.15%
Equity to assets ratio(7)	12.33%	11.75%	10.42%	9.39%	9.94%
Dividend payout ratio(8)	39.80%	49.66%	48.57%	46.97%	51.82%

(1)	Total assets less goodwill and tax effected intangible assets, a non-GAAP financial measure.
(2)	Includes federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
(3)	Common equity less tax effected goodwill and intangible assets, a non-GAAP financial measure.
(4)	Total common equity divided by shares outstanding as of period end.
(5)	Total common equity less goodwill and intangible assets divided by shares outstanding as of period end.
(6)	Tax-equivalent net interest income divided by average earning assets.
(7)	Average common equity divided by average total assets.
(8)	Ratio calculated using only common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2018 and 2017 and the results of operations for the years ended December 31, 2018, 2017, and 2016 of First Busey and its subsidiaries.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

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

Fair Value of Investment Securities.  The fair values of investment securities are measurements from an independent pricing service and are based on observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The use of different judgments and estimates to determine the fair value of securities could result in a different fair value estimate.

Realized securities gains or losses are reported in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether such declines are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire decline in fair value as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The decline in fair value is separated into the amount of impairment related to the credit loss and the amount of impairment related to all other factors.  The amount of the impairment related to credit loss is recognized in earnings, and the amount of impairment related to all other factors is recognized in other comprehensive income (loss).

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

Goodwill.  Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Goodwill is not amortized, instead, the Company assess the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired.

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

The allowance consists of specific and general components.  The specific component considers loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss experience.

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, management generally calculates the impairment based on the fair value of the collateral, if the loan is collateral-dependent or based on the discounted cash flows of the loan at the loan’s effective interest rate.  The amount of impairment and any subsequent changes are recorded through a charge to the provision for loan losses.  For collateral dependent loans, the allowance is based upon the estimated fair value, net of selling costs, of the applicable collateral.  The required allowance or actual loss on an impaired loan could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimate.

Executive Summary

Operating Results (dollars in thousands)

	Years Ended December 31,
	2018	2017
Net income by operating segment:
Banking	$97,369	$65,704
Remittance Processing	3,710	2,007
Wealth Management	9,372	6,229
Other	(11,523)	(11,214)
Net income	$98,928	$62,726

Operating Performance

The Company recorded net income of $98.9 million for the year ended December 31, 2018, an increase of $36.2 million compared to $62.7 million for the year ended 2017. Earnings per diluted common share were $2.01 for the year ended December 31, 2018 as compared to $1.45 for the year ended December 31, 2017. Adjusted net income(1) for the year ended December 31, 2018 was $103.5 million, or $2.10 per diluted common share, as compared to $75.7 million, or $1.75 per diluted common share for 2017.  The 2018 annual results were favorably impacted by the prior year acquisitions of First Community and Mid Illinois.

On January 31, 2019, the Company completed its acquisition of Banc Ed, which is identified as a “subsequent event” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  The operating results of Banc Ed are not included in this Annual Report on Form 10-K or in the Company’s Consolidated Financial Statements included herein.

The Company views certain non-operating items including, but not limited to, acquisition and restructuring charges and the 2017 tax adjustment related to the TCJA as adjustments to net income.  Non-operating adjustments for 2018 include $3.7 million of pre-tax acquisition costs, $0.8 million in pre-tax fixed asset impairments and $1.1 million in pre-tax other restructuring costs.  The reconciliation of non-GAAP measures (including adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity), which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Annual Report on Form 10-K.  See Non-GAAP Financial Information.

(1)	For a reconciliation of adjusted net income, a non-GAAP financial measure, see Non-GAAP Financial Information.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 50.4% of the Company’s non-interest income in 2018, providing a balance to revenue from traditional banking activities. Two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of First Busey’s fee-based service offerings in the respective acquired bank markets is expected to continue providing attractive growth opportunities in future periods.

Asset Quality

As of December 31, 2018, the Company reported non-performing loans of $36.6 million compared to $27.4 million as of December 31, 2017.  Non-performing loans were 0.66% of total portfolio loans as of December 31, 2018 compared to 0.50% as of December 31, 2017.  With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period.  The key metrics are as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Portfolio loans	$5,568,428	$5,519,500
Allowance for loan losses	50,648	53,582
Non-performing loans
Non-accrual loans	34,997	24,624
Loans 90+ days past due	1,601	2,741
Loans 30-89 days past due	7,121	12,897
Other non-performing assets	376	1,283
Allowance as a percentage of non-performing loans	138.4%	195.8%
Allowance for loan losses to portfolio loans	0.91%	0.97%

Results of Operation — Three Years Ended December 31, 2018

Net Interest Income

Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities.  Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income.  Net interest margin is tax-equivalent net interest income as a percent of average earning assets.  Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis.  Tax-equivalent basis assumes an income tax rate of 21% in 2018 and 35% in 2017 and 2016.  Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets.  A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets.  After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets.  In addition to yield, various other risks are factored into the evaluation process.

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2018			2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing bank deposits and federal funds sold	$134,035	$2,491	1.86%	$132,464	$1,444	1.09%	$233,804	$1,093	0.47%
Investment securities:
U.S. Government obligations	152,086	2,501	1.64%	148,116	2,112	1.43%	185,855	2,143	1.15%
Obligations of states and political subdivisions(1)	284,262	7,386	2.60%	243,403	7,219	2.97%	212,559	6,102	2.87%
Other securities	934,112	23,654	2.53%	573,230	12,960	2.26%	439,470	9,397	2.14%
Loans held for sale	29,666	1,241	4.18%	119,936	4,479	3.73%	164,728	5,997	3.64%
Portfolio loans(1), (2)	5,533,549	251,018	4.54%	4,567,259	199,744	4.37%	3,394,352	143,650	4.23%
Total interest-earning assets(1), (3)	$7,067,710	$288,291	4.08%	$5,784,408	$227,958	3.94%	$4,630,768	$168,382	3.64%

Cash and due from banks	105,114			92,184			70,785
Premises and equipment	119,388			93,025			74,919
Allowance for loan losses	(53,789)			(50,924)			(47,294)
Other assets	503,719			375,412			244,735
Total assets	$7,742,142			$6,294,105			$4,973,913

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,257,491	$4,532	0.36%	$1,103,245	$1,980	0.18%	$924,078	$810	0.09%
Savings and money market deposits	1,958,435	6,968	0.36%	1,729,492	3,805	0.22%	1,392,335	2,233	0.16%
Time deposits	1,491,363	21,101	1.41%	927,736	7,147	0.77%	721,124	4,022	0.56%
Short-term borrowings:
Federal funds purchased and repurchase agreements	234,587	1,626	0.69%	213,531	978	0.46%	181,644	393	0.22%
Other(4)	81,438	1,536	1.89%	84,201	1,096	1.30%	99,294	641	0.65%
Long-term debt(5)	152,638	5,614	3.68%	128,417	3,404	2.65%	80,000	220	0.28%
Junior subordinated debt issued to unconsolidated trusts	71,065	3,250	4.57%	70,922	2,526	3.56%	65,540	1,910	2.91%
Total interest-bearing liabilities	$5,247,017	$44,627	0.85%	$4,257,544	$20,936	0.49%	$3,464,015	$10,229	0.30%

Net interest spread(1)			3.23%			3.45%			3.34%

Noninterest-bearing deposits	1,492,242			1,252,363			949,271
Other liabilities	47,934			44,373			42,375
Stockholders’ equity	954,949			739,825			518,252
Total liabilities and stockholders’ equity	$7,742,142			$6,294,105			$4,973,913

Interest income / earning assets(1), (3)	$7,067,710	$288,291	4.08%	$5,784,408	$227,958	3.94%	$4,630,768	$168,382	3.64%
Interest expense / earning assets	$7,067,710	$44,627	0.63%	$5,784,408	$20,936	0.36%	$4,630,768	$10,229	0.22%
Net interest margin(1)		$243,664	3.45%		$207,022	3.58%		$158,153	3.42%

(1)	On a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017 and 2016.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $2.3 million, $3.7 million and $3.5 million for 2018, 2017 and 2016, respectively.
(4)	Includes FHLB advances and revolving loan. Interest expense includes a non-usage fee on the revolving loan.
(5)	Includes FHLB long-term debt, senior notes and subordinated notes.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2018, 2017 and 2016
	Year 2018 vs. 2017 Change due to			Year 2017 vs. 2016 Change due to
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Increase (decrease) in interest income:
Interest-bearing bank deposits and federal funds sold	$7	$1,040	$1,047	$(630)	$981	$351
Investment securities:
U.S. Government obligations	58	331	389	(483)	452	(31)
Obligations of state and political subdivisions	1,125	(958)	167	909	208	1,117
Other securities	8,982	1,712	10,694	2,998	565	3,563
Loans held for sale	(3,720)	482	(3,238)	(1,669)	151	(1,518)
Portfolio loans	43,598	7,676	51,274	88,186	(32,092)	56,094
Change in interest income	$50,050	$10,283	$60,333	$89,311	$(29,735)	$59,576

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$311	$2,241	$2,552	$183	$987	$1,170
Savings and money market deposits	355	2,808	3,163	574	998	1,572
Time deposits	5,870	8,084	13,954	1,341	1,784	3,125
Short-term borrowings:
Federal funds purchased and repurchase agreements	103	545	648	79	506	585
Other	(37)	477	440	(110)	565	455
Long-term debt	723	1,487	2,210	208	2,976	3,184
Junior subordinated debt owed to unconsolidated trusts	5	719	724	166	450	616
Change in interest expense	$7,330	$16,361	$23,691	$2,441	$8,266	$10,707
Increase (decrease) in net interest income	$42,720	$(6,078)	$36,642	$86,870	$(38,001)	$48,869

Percentage increase in net interest income over prior period			17.7%			30.9%

Earning Assets, Sources of Funds, and Net Interest Margin

The Consolidated Average Balance Sheets and interest rates were impacted by the 2017 acquisitions of First Community and Mid Illinois, along with organic growth.  Total average interest-earning assets increased $1.3 billion, or 22.2%, to $7.1 billion in 2018, as compared to $5.8 billion in 2017. Total average interest-earning assets increased $1.2 billion, or 24.9%, to $5.8 billion in 2017, as compared to $4.6 billion in 2016.  Average loans increased each year due to acquisitions and organic growth.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities and our loan growth contributed to a positive effect on net interest margin.

Total average interest-bearing liability balances increased $989.5 million, or 23.2%, to $5.2 billion in 2018 as compared to $4.3 billion in 2017.  Total average interest-bearing liability balances increased $793.5 million, or 22.9%, to $4.3 billion in 2017, as compared to $3.5 billion in 2016.  Average noninterest-bearing deposits increased $239.9 million, or 19.2%, to $1.5 billion in 2018, as compared to $1.3 billion in 2017.  Average noninterest-bearing deposits increased $303.1 million, or 31.9%, to $1.3 billion in 2017, as compared to $949.3 million in 2016.  Average non-interest bearing deposits represented 24.1% of total average deposits in 2018.  The Company remains strongly core deposit funded with total average deposits in 2018 representing 91.3% of total average liabilities, with solid liquidity and significant market share in the communities we serve.

Interest income, on a tax-equivalent basis, increased $60.3 million, or 26.5%, to $288.3 million in 2018, from $228.0 million in 2017. Interest income, on a tax-equivalent basis, increased $59.6 million, or 35.4%, to $228.0 million in 2017, from $168.4 million in 2016. The interest income increase for both years related primarily to increases in loan volumes.

Interest expense increased during 2018 by $23.7 million to $44.6 million from $20.9 million in 2017.  Interest expense increased during 2017 by $10.7 million to $20.9 million from $10.2 million in 2016.  The increase in 2018 was primarily the result of the increase in deposits and borrowings related to acquisitions and rising interest rates.

Net interest income, on a tax-equivalent basis, increased $36.6 million, or 17.7%, in 2018 as compared to 2017.  Net interest income, on a tax-equivalent basis, increased $48.9 million, or 30.9%, in 2017 as compared to 2016.  The Federal Open Market Committee announced that the federal funds rate increased from 1.50% to 1.75% on March 21, 2018, from 1.75% to 2.00% on June 13, 2018, from 2.00% to 2.25% on September 26, 2018 and from 2.25% to 2.50% on December 19, 2018, for a combined increase of 100 basis points.  For comparison, the federal funds rate increased 75 basis points, from 0.75% to 1.50%, in 2017.  The Company expects the increases in interest rates to be modestly favorable to net interest income in 2019; however, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.45% in 2018, which included a tax-equivalent adjustment of $2.3 million, compared to 3.58% in 2017, which included a tax-equivalent adjustment of $3.7 million, and increased from 3.42% in 2016, with a tax-equivalent adjustment of $3.5 million.  Net of purchase accounting accretion and amortization(2), the net interest margin for the year 2018 was 3.30%, a decrease from 3.36% for the year 2017 and an increase from 3.24% for the year 2016.

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.23% in 2018 compared to 3.45% in 2017 and 3.34% in 2016, each on a tax-equivalent basis.

The quarterly net interest margins were as follows:

	2018	2017	2016
First Quarter	3.52%	3.53%	3.10%
Second Quarter	3.51%	3.47%	3.32%
Third Quarter	3.41%	3.60%	3.51%
Fourth Quarter	3.38%	3.68%	3.63%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

(2)	For a reconciliation of net interest margin net of purchase accounting accretion and amortization, see Non-GAAP Financial Information.

Non-interest Income (dollars in thousands)

	As of December 31,
			$	%			$	%
	2018	2017	Change	Change	2017	2016	Change	Change
Trust fees	$27,184	$23,665	$3,519	14.9%	$23,665	$20,302	$3,363	16.6%
Commissions and brokers’ fees, net	3,790	3,372	418	12.4%	3,372	2,839	533	18.8%
Remittance processing	14,345	11,427	2,918	25.5%	11,427	11,255	172	1.5%
Fees for customer services	28,879	25,841	3,038	11.8%	25,841	23,253	2,588	11.1%
Mortgage revenue	5,545	11,140	(5,595)	(50.2)%	11,140	11,952	(812)	(6.8)%
Security gains, net	331	1,143	(812)	(71.0)%	1,143	1,232	(89)	(7.2)%
Other income	9,919	7,886	2,033	25.8%	7,886	4,336	3,550	81.9%
Total non-interest income	$89,993	$84,474	$5,519	6.5%	$84,474	$75,169	$9,305	12.4%

Total non-interest income of $90.0 million increased $5.5 million from $84.5 million in 2018.  Total non-interest income of $84.5 million increased $9.3 million from $75.2 million in 2017.  The 2018 increases reflect organic growth as well as the 2017 acquisitions of First Community and Mid Illinois, offset by a decline in mortgage revenue.  The 2016 results were inclusive of Pulaski since April 30, 2016.

Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, increased to $31.0 million in 2018 compared to $27.0 million in 2017.  The 2018 increase was a result of market expansion and increased assets under care. Combined wealth management revenue, consisting of trust fees and commissions and broker’s fees, net, of $27.0 million in 2017 increased from $23.1 million in 2016.  The 2017 increase was a result of new assets under care and market performance.  Two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of First Busey’s fee-based service offerings in the respective acquired bank markets is expected to provide attractive growth opportunities in future periods.  Combined wealth management revenue includes professional farm management and brokerage services provided to the agricultural industry.

Remittance processing revenue relates to our payment processing company, FirsTech.  Remittance processing revenue of $14.3 million in 2018 increased 25.5% compared to $11.4 million in 2017.  Remittance processing revenue of $11.4 million in 2017 increased 1.5% compared to $11.3 million in 2016.  The positive 2018 results are a reflection of new customer activity and volume increases from existing customers.  The 2017 increase was due to growth in various remittance processes, including lockbox and continued growth in the online and mobile service revenues.  Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Fees for customer services were impacted by acquisition activity and increased to $28.9 million in 2018 as compared to $25.8 million in 2017, and $23.3 million in 2016.  Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts.

Mortgage revenue of $5.5 million in 2018 decreased $5.6 million compared to $11.1 million in 2017.  2018 results reflect the realignment of mortgage origination resources to the Company’s branch market areas through the sale of certain mortgage origination offices in the fourth quarter of 2017 as well as general declines in volume in the mortgage market.  Mortgage revenue of $11.1 million in 2017 decreased $0.8 million compared to $12.0 million in 2016 due to lower mortgage volumes.

Other income of $9.9 million in 2018 increased as compared to $7.9 million in 2017 and as compared to $4.3 million in 2016 across multiple revenue sources, including commercial loan sales gains and swap origination fee income.

Non-interest Expense (dollars in thousands)

	As of December 31,
			$	%			$	%
	2018	2017	Change	Change	2017	2016	Change	Change
Salaries, wages and employee benefits	$107,844	$95,633	$12,211	12.8%	$95,633	$78,397	$17,236	22.0%
Net occupancy expense of premises	14,803	13,830	973	7.0%	13,830	11,633	2,197	18.9%
Furniture and equipment expenses	7,233	7,089	144	2.0%	7,089	6,591	498	7.6%
Data processing	16,383	16,716	(333)	(2.0)%	16,716	18,229	(1,513)	(8.3)%
Amortization of intangible assets	5,854	5,245	609	11.6%	5,245	4,438	807	18.2%
Other expense	40,926	35,913	5,013	14.0%	35,913	28,574	7,339	25.7%
Total non-interest expense	$193,043	$174,426	$18,617	10.7%	$174,426	$147,862	$26,564	18.0%

Income taxes	$34,999	$45,385	$(10,386)	(22.9)%	$45,385	$26,723	$18,662	69.8%
Effective rate on income taxes	26.1%	42.0%			42.0%	35.0%

Efficiency ratio	56.2%	58.3%			58.3%	61.8%
Full-time equivalent employees as of period-end	1,270	1,347			1,347	1,295

Total non-interest expense of $193.0 million in 2018 increased by $18.6 million as compared to $174.4 million in 2017, and increased by $26.5 million in 2017 as compared to $147.9 million in 2016.

Salaries, wages and employee benefits increased to $107.8 million in 2018 as compared to $95.6 million in 2017 and $78.4 million in 2016.  The increases in salaries, wages and employee benefits primarily relates to fluctuations in the number of employees resulting from acquisitions.  The Company recorded non-recurring salaries, wages and employee benefits expense of $2.3 million in 2018, $1.6 million in 2017 and $2.6 million in 2016.

Combined net occupancy expense of premises and furniture and equipment expenses of $22.0 million in 2018 increased as compared to $20.9 million in 2017 and increased in 2017 as compared to $18.2 million in 2016.  This increase was largely due to acquisitions, which in 2017 resulted in 21 additional banking centers.  We continue to evaluate our banking center network and five banking centers were closed in the first quarter of 2018.

Data processing expense decreased 2.0% in 2018 to $16.4 million as compared to $16.7 million in 2017 and decreased 8.3% in 2017 as compared to $18.2 million in 2016.  Variances are largely related to deconversion expenses related to acquisitions and to efficiencies realized as the Company completes integrations.

Amortization of intangible assets were $5.9 million in 2018 as compared to $5.2 million in 2017 and $4.4 million in 2016 as a result of acquisitions.

Other expense of $40.9 million in 2018 increased as compared to $35.9 million in 2017 and as compared to $28.6 million in 2016.  Variances are across multiple expense categories, including professional and legal fees related to acquisitions, fluctuations in gains and losses on OREO sales, business development and marketing and acquisition-related check card service expense.

The effective income tax rate, or income taxes divided by income before taxes, was 26.1%, 42.0% and 35.0% for the years ended December 31, 2018, 2017 and 2016, respectively.  The 2017 rate was impacted by a one-time, non-cash charge of $8.1 million due to the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.

In general and not including the 2017 TCJA impact, rates were lower than the combined federal and state statutory rate of approximately 28% in 2018 and 40% in 2017 and 2016 due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%.   Effective January 1, 2018 in connection with the TCJA, the corporate federal tax rate was reduced from 35.0% to 21.0%.

The efficiency ratio(3) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio improved in 2018 to 56.2% as compared to 58.3% in 2017 and 61.8% in 2016.  Operating costs have been influenced by acquisitions and the adjusted efficiency ratio(3), excluding the impact of such acquisition costs among other items, was 54.5% for the year ended December 31, 2018.  While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years. Further, the Company started to see greater operating efficiencies from the South Side Bank integration beginning in the second quarter of 2018.

(3)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

Balance Sheet

Significant Balance Sheet Items (dollars in thousands)

	December 31,	December 31,
	2018	2017	$ Change	% Change
Assets
Securities available for sale	$697,685	$872,682	$(174,997)	(20.1)%
Securities held to maturity	608,660	443,550	165,110	37.2%
Loans held for sale	25,895	94,848	(68,953)	(72.7)%
Portfolio loans, net	5,517,780	5,465,918	51,862	0.9%

Total assets	$7,702,357	$7,860,640	$(158,283)	(2.0)%

Liabilities
Deposits:
Noninterest-bearing	$1,464,700	$1,597,421	$(132,721)	(8.3)%
Interest-bearing	4,784,621	4,528,544	256,077	5.7%
Total deposits	$6,249,321	$6,125,965	$123,356	2.0%

Securities sold under agreements to repurchase	$185,796	$304,566	$(118,770)	(39.0)%
Short-term borrowings	—	220,000	(220,000)	(100.0)%
Long-term debt	50,000	50,000	—	—%
Senior notes, net of unamortized issuance costs	39,539	39,404	135	0.3%
Subordinated notes, net of unamortized issuance costs	59,147	64,715	(5,568)	(8.6)%
Junior subordinated debt owed to unconsolidated trusts	71,155	71,008	147	0.2%

Total liabilities	$6,707,393	$6,925,637	$(218,244)	(3.2)%

Stockholders’ equity	$994,964	$935,003	$59,961	6.4%

Investment Securities

Securities available for sale are carried at fair value.  Securities held to maturity are carried at amortized cost.  Equity securities are carried at fair value.  As of December 31, 2018, the fair value of securities available for sale was $697.7 million and the amortized cost was $707.2 million.  There were $0.8 million of gross unrealized gains and $10.3 million of gross unrealized losses for a net unrealized loss of $9.5 million.  The net unrealized loss, net of tax, is recorded in stockholders’ equity.  As of December 31, 2018, the amortized cost of securities held to maturity was $608.7 million and the fair value was $603.4 million.  As of December 31, 2018, the fair value of equity securities was $6.2 million.

The composition of securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2018	2017	2016
U.S. Treasury securities	$25,411	$60,348	$74,944
Obligations of U.S. government corporations and agencies	52,342	103,665	79,127
Obligations of states and political subdivisions	170,044	280,199	154,938
Commercial mortgage-backed securities	1,942	—	—
Residential mortgage-backed securities	315,748	397,436	302,249
Corporate debt securities	132,198	31,034	143,343
Fair value of securities available for sale	$697,685	$872,682	$754,601
Amortized cost	$707,213	$877,459	$755,276
Fair value as a percentage of amortized cost	98.65%	99.46%	99.91%

The composition of securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2018	2017	2016
Obligations of states and political subdivisions	$33,928	$41,464	$44,295
Commercial mortgage-backed securities	58,062	60,218	3,388
Residential mortgage-backed securities	511,370	339,370	—
Fair value of securities held to maturity	$603,360	$441,052	$47,683
Amortized cost	$608,660	$443,550	$47,820
Fair value as a percentage of amortized cost	99.13%	99.44%	99.71%

The primary purposes of the investment securities portfolio are to provide a source of liquidity; to provide collateral for pledging purposes against public monies and repurchase agreements; to serve as a tool for interest rate risk positioning; and to provide a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $498.3 million, or 38.0% of total securities, and $638.2 million, or 48.4% of total securities, at December 31, 2018 and 2017, respectively.

The maturities, fair values and weighted average yields of securities available for sale and held to maturity as of December 31, 2018 were (dollars in thousands):

			Due after 1 year		Due after 5 years		Due after
	Due in 1 year or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
Available for sale(1)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
U.S. Treasury securities	$299	1.77%	$25,112	1.75%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	10,654	1.51%	34,370	1.86%	6,543	2.28%	775	3.92%
Obligations of states and political subdivisions(3)	28,671	2.04%	43,933	2.77%	60,539	2.82%	36,901	2.96%
Commercial mortgage-backed securities	—	—	—	—	—	—	1,942	1.86
Residential mortgage-backed securities	72	4.03%	7,219	2.77%	67,473	2.53%	240,984	2.36%
Corporate debt securities	20,063	2.39%	111,572	3.20%	563	3.69%	—	—%
Total	$59,759	2.06%	$222,206	2.73%	$135,118	2.65%	$280,602	3.71%

			Due after 1 year		Due after 5 years		Due after
	Due in 1 year or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
Held to maturity(1)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)	Value	Yield(2)
Obligations of states and political subdivisions(3)	$5,589	2.66%	$17,792	2.68%	$10,547	2.87%	$—	—%
Commercial mortgage-backed securities	2,499	1.89%	37,215	2.22%	18,348	2.64%	—	—%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	511,370	2.88%
Total	$8,088	2.42%	$55,007	2.37%	$28,895	2.72%	$511,370	2.88%

(1)	Securities are presented based upon final contractual maturity or pre-refunded date.
(2)	Securities with floating rates are assumed to remain constant at their rates as of December 31, 2018.
(3)	Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21%.

We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  As of December 31, 2018, the Company did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of the Company’s total stockholders’ equity.

Portfolio Loans

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment.  Authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its originating loans with short to intermediate terms in geographic areas within a reasonable distance from its lending offices. A small portion of residential mortgage loans may be originated outside of the Company’s markets to accommodate existing customers of the Bank.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  The policies for legacy First Community Financial Bank and South Side Bank loans were similar in nature to Busey Bank’s policies and the Company has migrated loan production to Busey Bank policies.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

At no time is a borrower’s total borrowing relationship permitted to exceed the Company’s regulatory lending limit and, generally, relationship amounts are substantially less than the regulatory limit. Loans to related parties, including executive officers and directors of the Company and its subsidiaries, are reviewed for compliance with regulatory guidelines by the Company’s board of directors at least annually.

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

Commercial Real Estate Loans

The commercial environment, along with the academic presence in some of the Company’s markets, provides for the majority of the Company’s commercial lending opportunities to be commercial real estate related, including multi-unit housing.  As the majority of the Company’s loan portfolio is within the commercial real estate class, the Company’s goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans will generally be guaranteed in full or a significant amount by the primary owners of the business. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, commercial real estate loans generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Company.

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

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  In 2018, the Company sold the majority of its originated fixed rate retail real estate loans to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Retail Other Loans

Retail other loans consist of installment loans to individuals, including automotive loans.  These loans are centrally underwritten utilizing the borrower’s financial history, including the FICO credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower.

The composition of our portfolio loans as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2018	2017	2016	2015	2014
Commercial	$1,405,106	$1,414,631	$959,888	$656,576	$601,760
Commercial real estate	2,366,823	2,354,684	1,654,164	1,208,429	1,104,151
Real estate construction	288,197	261,506	182,078	96,568	107,054
Retail real estate	1,480,133	1,460,801	1,069,060	651,191	582,073
Retail other	28,169	27,878	13,710	14,975	10,252
Portfolio loans	$5,568,428	$5,519,500	$3,878,900	$2,627,739	$2,405,290

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	December 31, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$972,072	$394,043	$17,954	$21,037	$1,405,106
Commercial real estate	1,448,937	579,536	158,337	180,013	2,366,823
Real estate construction	78,489	122,385	17,859	69,464	288,197
Retail real estate	874,910	475,739	102,117	27,367	1,480,133
Retail other	24,849	1,294	1,455	571	28,169
Portfolio loans	$3,399,257	$1,572,997	$297,722	$298,452	$5,568,428

Less allowance for loan losses					50,648
Portfolio loans, net					$5,517,780

	December 31, 2017
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$974,392	$378,424	$19,005	$42,810	$1,414,631
Commercial real estate	1,505,819	547,200	147,360	154,305	2,354,684
Real estate construction	87,084	74,662	26,209	73,551	261,506
Retail real estate	835,287	509,500	98,112	17,902	1,460,801
Retail other	26,230	685	961	2	27,878
Portfolio loans	$3,428,812	$1,510,471	$291,647	$288,570	$5,519,500

Less allowance for loan losses					53,582
Portfolio loans, net					$5,465,918

Portfolio loans increased $48.9 million, or 0.9%, as of December 31, 2018 compared to December 31, 2017 as a result of organic growth.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $29.3 million from December 31, 2017.  Retail real estate and retail other loans increased $19.6 million from December 31, 2017.

Commitments to extend credit and standby letters of credit totaled $1.4 billion and $1.3 billion as of December 31, 2018 and 2017, respectively.

Relationship banking, rather than transactional banking, remains a focus for the Company.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

The following table sets forth remaining maturities of selected loans (excluding loan accretion and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2018 (dollars in thousands):

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial	$855,868	$463,792	$86,531	$1,406,191
Commercial real estate	584,216	1,491,339	300,022	2,375,577
Real estate construction	184,949	73,277	30,210	288,436
Total	$1,625,033	$2,028,408	$416,763	$4,070,204

Interest rate sensitivity of selected loans
Fixed rate	$732,842	$1,784,354	$398,789	$2,915,985
Adjustable rate	892,191	244,054	17,974	1,154,219
Total	$1,625,033	$2,028,408	$416,763	$4,070,204

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses (dollars in thousands):

	Years ended December 31,
	2018	2017	2016	2015	2014
Average portfolio loans outstanding during period	$5,533,549	$4,567,259	$3,394,352	$2,518,328	$2,290,441
Allowance for loan losses:
Balance at beginning of period	$53,582	$47,795	$47,487	$47,453	$47,567

Loans charged-off:
Commercial	$(3,968)	$(994)	$(6,598)	$(1,333)	$(1,990)
Commercial real estate	(4,352)	(1,965)	(470)	(1,462)	(1,173)
Real estate construction	(97)	(48)	(24)	—	(726)
Retail real estate	(1,815)	(2,691)	(2,106)	(1,534)	(3,052)
Retail other	(712)	(541)	(458)	(365)	(430)
Total charge-offs	$(10,944)	$(6,239)	$(9,656)	$(4,694)	$(7,371)
Recoveries:
Commercial	$1,251	$3,561	$1,266	$391	$410
Commercial real estate	449	716	123	1,491	2,379
Real estate construction	218	458	441	284	1,612
Retail real estate	1,327	1,563	2,317	729	644
Retail other	336	425	267	233	212
Total recoveries	$3,581	$6,723	$4,414	$3,128	$5,257
Net loan (charge-offs) recoveries	$(7,363)	$484	$(5,242)	$(1,566)	$(2,114)
Provision for loan losses	$4,429	$5,303	$5,550	$1,600	$2,000
Balance at end of period	$50,648	$53,582	$47,795	$47,487	$47,453
Ratios:
Net charge-offs (recoveries) to average portfolio loans	0.13%	(0.01)%	0.15%	0.06%	0.09%
Allowance for loan losses to portfolio loans at period end	0.91%	0.97%	1.23%	1.81%	1.97%

Our allowance for loan losses was $50.6 million, or 0.91% of portfolio loans, and $53.6 million, or 0.97% of portfolio loans, at December 31, 2018 and 2017, respectively.  As a result of acquisitions, the Company is holding $1.2 billion of acquired loans that are carried net of a fair value adjustment of $13.9 million for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated (dollars in thousands):

	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$17,829	25.2%	$14,779	25.6%	$13,303	24.7%	$13,115	24.9%	$10,041	24.9%
Commercial real estate	21,137	42.5%	21,813	42.7%	20,623	42.6%	18,604	45.8%	20,639	45.8%
Real estate construction	2,723	5.2%	2,861	4.7%	1,870	4.7%	1,763	3.6%	2,795	4.4%
Retail real estate	8,471	26.6%	13,783	26.5%	11,648	27.6%	13,714	25.1%	13,662	24.5%
Retail other	488	0.5%	346	0.5%	351	0.4%	291	0.6%	316	0.4%
Total	$50,648	100.0%	$53,582	100.0%	$47,795	100.0%	$47,487	100.0%	$47,453	100.0%

As of December 31, 2018, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for known and probable losses in the loan portfolio.  In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, a write-off is charged against the allowance for loan losses.  Management focuses on identifying problem loan situations on a proactive basis and makes adjustments to the provision for loan losses based upon current information available.

The provision for loan losses was $4.4 million in 2018, $5.3 million in 2017 and $5.6 million in 2016.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.   As these acquired loans renew an allowance for loan losses is established,  which in management’s opinion, will be adequate to absorb probable credit losses.

Sensitive assets include non-accrual loans, loans on our classified loan reports and other loans identified as having the potential for loss.  Management reviews sensitive assets on at least a quarterly basis for changes in the applicable customer’s ability to pay and changes in the value of underlying collateral and incorporates this assessment in the estimate of probable losses.  The majority of sensitive assets are repaid in conformance with their contracts.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each year indicated (dollars in thousands):

	2018	2017	2016	2015	2014
Non-accrual loans	$34,997	$24,624	$21,423	$12,748	$9,000
Loans 90+ days past due and still accruing	1,601	2,741	131	15	10
Total non-performing loans	$36,598	$27,365	$21,554	$12,763	$9,010

Repossessed assets	375	1,282	2,517	779	—
Other assets acquired in satisfaction of debts previously contracted	1	1	1	4	216
Total other real estate owned (“OREO”)	$376	$1,283	$2,518	$783	$216

Total non-performing loans and OREO	$36,974	$28,648	$24,072	$13,546	$9,226
Non-performing loans to portfolio loans, before allowance for loan losses	0.66%	0.50%	0.56%	0.49%	0.37%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.66%	0.52%	0.62%	0.52%	0.38%
Performing restructured loans not included above	$8,446	$9,981	$10,652	$8,830	$11,866

Total non-performing loans and OREO were $37.0 million at December 31, 2018, compared to $28.6 million at December 31, 2017.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $70.9 million at December 31, 2018, compared to $70.4 million at December 31, 2017.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2018, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

Deposits

We focus on deepening our relationship with customers to foster deposit growth.  As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits were 24.1% for the year ended December 31, 2018, 25.0% for the year ended December 31, 2017, and 23.8% for the year ended December 31, 2016 (dollars in thousands):

	Years Ended December 31,
	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance	% Total	Rate	Balance	% Total	Rate	Balance	% Total	Rate
Demand deposits, noninterest- bearing	$1,492,242	24.1%	—%	$1,252,363	25.0%	—%	$949,271	23.8%	—%
Interest-bearing transaction deposits	1,257,491	20.3%	0.36%	1,103,245	22.0%	0.18%	924,078	23.2%	0.09%
Saving deposits and money market deposits	1,958,435	31.6%	0.36%	1,729,492	34.5%	0.22%	1,392,335	34.9%	0.16%
Time deposits	1,491,363	24.0%	1.41%	927,736	18.5%	0.77%	721,124	18.1%	0.56%
Total	$6,199,531	100.0%	0.53%	$5,012,836	100.0%	0.26%	$3,986,808	100.0%	0.18%

Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily.  Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On April 30, 2018, the Company entered into a third amendment to extend the maturity of its revolving facility from April 30, 2018 to April 30, 2019, to decrease the maximum principal amount from $40.0 million to $20.0 million, and to amend the annual interest rate. Subsequent to year end, on January 29, 2019, the Company entered into an Amended and Restated Credit Agreement to allow any outstanding balance on the revolving facility at the maturity date of April 30, 2019 to be converted into a term loan with a maturity date of April 30, 2021. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance on the revolving facility at December 31, 2018 or 2017.

The Amended and Restated Credit Agreement also provides for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2018, 2017 and 2016 (dollars in thousands).

	December 31,	December 31,	December 31,
	2018	2017	2016
Securities sold under agreements to repurchase
Balance at end of period	$185,796	$304,566	$189,157
Weighted average interest rate at end of period	1.05%	0.57%	0.30%
Maximum outstanding at any month end in year-to-date period	$267,596	$304,566	$216,293
Average daily balance for the year-to-date period	$234,239	$213,527	$181,474
Weighted average interest rate during period(1)	0.69%	0.46%	0.22%

Short-term borrowings, FHLB advances
Balance at end of period	$—	$220,000	$75,000
Weighted average interest rate at end of period	—%	1.42%	0.63%
Maximum outstanding at any month end in year-to-date period	$225,000	$234,600	$236,700
Average daily balance for the year-to-date period	$81,438	$84,201	$96,698
Weighted average interest rate during period(1)	1.80%	1.20%	0.53%

Short-term borrowings, revolving loan
Balance at end of period	$—	$—	$—
Weighted average interest rate at end of period	—%	—%	—%
Maximum outstanding at any month end in year-to-date period	$—	$—	$10,000
Average daily balance for the year-to-date period	$—	$—	$2,596
Weighted average interest rate during period(1) (2)	—%	—%	4.78%

(1)	The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.
(2)	Includes interest and non-usage fee.

Long-term debt includes funds borrowed from the FHLB and totaled $50.0 million at December 31, 2018 and 2017.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017. The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds used for general corporate purposes.

In relation to the First Community acquisition, the Company assumed $15.3 million in subordinated debt, of which $9.8 million was simultaneously redeemed. A $0.3 million purchase accounting premium was recorded on the remaining balance of the subordinated debt.  On September 30, 2018, the Company, at its option, redeemed the balance of the subordinated debt at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest.

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

Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Cash and due from banks	$105,114	$92,184	$70,785
Interest-bearing bank deposits	132,661	130,805	232,460
Federal funds sold	1,374	1,659	1,344
Total	$239,149	$224,648	$304,589
Percent of average total assets	3.1%	3.6%	6.1%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving loan facility, or to utilize brokered deposits.

As of December 31, 2018, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in a retained earnings deficit position since 2009, it was not able to pay dividends. With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018.  Busey Bank returned to positive retained earnings in the second quarter of 2018.  The Company expects Busey Bank to return to paying dividends out of net profits in future periods.

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of December 31, 2018 and 2017, we had outstanding loan commitments and standby letters of credit of $1.4 billion and $1.3 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments which generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2018 (dollars in thousands):

			Junior
			Subordinated		Senior and
			Debt Owed to		Subordinated Notes,
	Certificates of	Operating	Unconsolidated	Long-term	net of unamortized
	Deposit	Leases	Trusts	Debt	issuance costs	Total
2019	$996,048	$1,716	$—	$20,000	$—	$1,017,764
2020	305,167	1,571	—	—	—	306,738
2021	83,220	1,019	—	18,000	—	102,239
2022	72,048	795	—	—	39,539	112,382
2023	40,504	503	—	—	—	41,007
Thereafter	16	1,189	71,155	12,000	59,147	143,507
Total	$1,497,003	$6,793	$71,155	$50,000	$98,686	$1,723,637

Commitments to extend credit and standby letters of credit						$1,430,639

Cash Flows

Net cash flows provided by operating activities totaled $202.5 million in 2018 compared to $253.4 million in 2017 and compared to cash flows used in operating activities of $20.9 million in 2016. Significant items affecting the cash flows provided by operating activities include net income, depreciation, amortization expenses, the provision for loan losses, deferred income taxes, gain on sales of mortgage loans, net of origination costs and activities related to the origination and sales of loans held for sale. Net cash provided by loan originations was $79.4 million in 2018, compared to $205.9 million in 2017 and compared to cash used by loan originations of $54.8 million in 2016. Fluctuations in sales are also a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash used in investing activities was $55.4 million in 2018 and $293.9 million in 2017 compared to cash provided by investment activities of $149.7 million in 2016. Significant items affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios and cash received in acquisitions.  The Company experienced a net increase in loans of $49.9 million in 2018, $169.2 million in 2017 and $1.3 million in 2016, excluding acquired loans.

Net cash used in financing activities totaled $260.5 million in 2018, compared to cash provided by financing activities of $227.1 million in 2017 and compared to cash used in financial activities of $281.4 million in 2016. Significant items affecting cash flows from financing activities are debt issuance, deposits, short-term borrowings, long-term debt, payment of dividends and proceeds and redemption from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $123.6 million in 2018, compared to an increase of $111.8 million in 2017 and compared to a decrease of $142.1 million in 2016, excluding acquired deposits. Securities sold under agreements to repurchase decreased $118.8 million in 2018 compared to an increase of $28.9 million in 2017 and decrease of $6.7 million in 2016.

Capital Resources

CPP Warrant

In connection with the Company’s participation in the Capital Purchase Program (“CPP”), the Company issued to Treasury a warrant to purchase shares of the Company’s common stock.  At December 31, 2018, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in an accumulated deficit position since 2009, it was not able to pay dividends.  With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018.  Busey Bank returned to positive retained earnings in the second quarter of 2018.  The Company expects Busey Bank to return to paying dividends out of net profits in future periods.

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

The Basel III Rule also permitted banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income (loss), which did not affect regulatory capital.  First Busey and Busey Bank made this election in the first quarter of 2015 to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.  The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a Common Equity Tier 1 capital conservation buffer of 2.5% of risk weighted assets which is in addition to the other minimum risk based capital standards in the rule. Failure to maintain the buffer will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends, and to pay discretionary bonuses to executive officers.  The capital buffer requirement was phased-in over three years beginning in 2016.

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  For 2018, the guidelines, including the capital conservation buffer, required bank holding companies and their subsidiary bank to maintain a total capital to total risk-weighted asset ratio of not less than 9.875%, Tier 1 capital to total risk-weighted asset ratio of not less than 7.875%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 6.375% and a Tier 1 leverage ratio of not less than 4.00%.  The Basel III Rule was fully phased-in on January 1, 2019.  As of December 31, 2018, First Busey had a total capital to total risk-weighted asset ratio of 14.83%, a Tier 1 capital to risk-weighted asset ratio of 12.99%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.77% and a Tier 1 leverage ratio of 10.36%; Busey Bank had ratios of 14.19%, 13.35%, 13.35% and 10.64%, respectively.  Management believes that no conditions or events have occurred since December 31, 2018 that would materially adversely change the Company’s or Busey Bank’s capital classifications.

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2018 appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company.  While a financial institution’s operating expenses, particularly salaries, wages and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items.  Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices.  As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation.  For additional information regarding interest rates and changes in net interest income see Results of Operations - Average Balance Sheets and Interest Rates and Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

First Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions and to structure the Consolidated Balance Sheets to maximize stable net interest income in consideration of projected future changes in interest rates.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a year-one and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +/-200 and +300 basis points.  The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  Assets and liabilities are assumed to remain constant as of measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows (as of December 31, 2017, due to the low interest rate environment, a -200 interest rate shock was not meaningful):

	Year-One: Basis Point Changes
	- 200	- 100	+100	+200	+300

December 31, 2018	(9.86)%	(3.58)%	1.08%	2.01%	2.88%

December 31, 2017	NA	0.34%	(0.72)%	(1.61)%	(2.56)%

	Year-Two: Basis Point Changes
	- 200	- 100	+100	+200	+300

December 31, 2018	(13.71)%	(5.13)%	1.97%	3.70%	5.32%

December 31, 2017	NA	(2.65)%	1.53%	2.91%	4.14%

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

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements are presented beginning on page 66, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of December 31, 2018, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited First Busey Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2019, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

February 27, 2019

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this Item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2018. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 16. Share-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

(c)
Number of
securities
	(a)		(b)	remaining for
	Number of		Weighted-	future issuance
	securities to be		average	under equity
	issued upon		exercise price of	compensation
	exercise of		outstanding	plans (excluding
	outstanding		options,	securities
	options, warrants		warrants and	reflected in
Plan Category	and rights		rights(1)	column (a))
Equity compensation plans approved by stockholders(2)	864,795	(3)	$20.58	1,114,326	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total	864,795		$20.58	1,114,326

(1)	The weighted average exercise price only relates to 87,600 stock options.
(2)

Includes outstanding awards under the First Busey Corporation 2010 Equity Incentive Plan, as amended, the First Busey Corporation 2004 Stock Option Plan, the Pulaski Financial Corp. 2006 Long-Term Incentive Plan, the Pulaski Financial Corp. 2002 Stock Option Plan, the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.

(3)

Includes 55,159 stock options with a weighted average exercise price of $23.10 assumed in connection with the acquisition of First Community Financial Partners, Inc. and 7,441 stock options with a weighted average exercise price of $10.46 assumed in the acquisition of Pulaski Financial Corporation.

(4)

Includes 735,722 shares reserved under the First Busey Corporation 2010 Equity Incentive Plan, 71,060 shares reserved under the First Busey Corporation Employee Stock Purchase Plan and 307,544 shares reserved under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Date: February 27, 2019

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

Signature	Title	Date

/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director	February 27, 2019
Van A. Dukeman	(Principal Executive Officer)

/s/ ROBIN N. ELLIOTT	Chief Financial Officer	February 27, 2019
Robin N. Elliott	(Principal Financial Officer)

/s/ JENNIFER L. SIMONS	Chief Accounting Officer	February 27, 2019
Jennifer L. Simons	(Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Chairman	February 27, 2019
Gregory B. Lykins

/s/ GEORGE BARR	Director	February 27, 2019
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 27, 2019
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 27, 2019
Michael D. Cassens

/s/ DAVID J. DOWNEY	Director	February 27, 2019
David J. Downey

/s/ FREDERIC L. KENNEY	Director	February 27, 2019
Frederic L. Kenney

/s/ ELISABETH M. KIMMEL	Director	February 27, 2019
Elisabeth M. Kimmel

Signature	Title	Date

/s/ STEPHEN V. KING	Director	February 27, 2019
Stephen V. King

/s/ AUGUST C. MEYER, JR.	Director	February 27, 2019
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director	February 27, 2019
George T. Shapland

/s/ THOMAS G. SLOAN	Director	February 27, 2019
Thomas G. Sloan

Exhibit Index

Exhibit Number	Description of Exhibit

2.1**

Agreement and Plan of Merger by and between First Busey Corporation and The Banc Ed Corp., dated August 21, 2018 (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 22, 2018 (Commission No. 0-15950) and incorporated herein by reference)

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv)  the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015, (filed as Exhibit 3.1 to First Busey’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on November 6, 2015 (Commission No. 0-15950), and incorporated herein by reference)

3.2

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission No. 0-15950), and incorporated herein by reference)

4.1

Certain instruments defining the rights of holders of long-term debt of the First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits.  First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1†

First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.2†

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.3†

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission No. 0-15950), and incorporated herein by reference)

10.4†

Employment agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 0-15950), and incorporated by reference herein)

10.5†

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman, dated December 26, 2001 (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002 (Commission No. 000-30031), and incorporated by reference herein)

10.6†

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.7†

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.8†

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.9†

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

Exhibit Number	Description of Exhibit
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

10.22†

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

Exhibit Number	Description of Exhibit
10.24†

First Busey Corporation Executive Deferred Compensation Plan (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.25†

Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.26†

First Busey Corporation Employee Stock Purchase Plan (filed as Exhibit 4.2 to First Busey’s Form S-8 filed with the Commission on June 22, 2010 (Commission No. 333-167683), and incorporated herein by reference)

10.27†

Pulaski Financial Corp. 2002 Stock Option Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 17, 2001 (Commission No. 000-24571), and incorporated herein by reference)

10.28†

Pulaski Financial Corp. 2006 Long-Term Incentive Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 30, 2005 (Commission No. 000-24571), and incorporated herein by reference)

10.29†

John J. Powers Amendment to Employment Agreement, dated February 24, 2015 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2017, filed with the Commission on May 9, 2017 (Commission No. 0-15950), and incorporated herein by reference)

10.30†

First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.11 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041) and incorporated herein by reference)

10.31†

First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.12 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041) and incorporated herein by reference)

10.32†

Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.8 to First Community’s Form 10-K for the year ended December 31, 2015, filed with the Commission on March 14, 2016 (Commission No. 001-37505) and incorporated herein by reference)

10.33†

Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.34†

First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.4 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.35†

First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.36†

Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.7 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.37†

Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.8 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.38†

Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.39†

Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on August 7, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.40†

Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on August 7, 2018 (Commission No. 0-15950), and incorporated herein by reference)

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

*101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** First Busey has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. First Busey hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

† Management contract or compensatory plan

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/RSM US LLP

We or our predecessor firms have served as the Company's auditor since at least 1980, however, an earlier year could not be established.

Champaign, Illinois

February 27, 2019

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Assets
Cash and due from banks	$128,838	$118,383
Interest-bearing deposits	111,135	229,250
Federal funds sold	—	5,639
Total cash and cash equivalents	239,973	353,272

Securities available for sale	697,685	872,682
Securities held to maturity (fair value 2018 $603,360; 2017 $441,052)	608,660	443,550
Securities equity investments	6,169	5,378
Loans held for sale	25,895	94,848
Portfolio loans (net of allowance for loan losses 2018 $50,648; 2017 $53,582)	5,517,780	5,465,918
Premises and equipment, net	117,672	116,913
Goodwill	267,685	269,346
Other intangible assets, net	32,873	38,727
Cash surrender value of bank owned life insurance	128,491	126,737
Deferred tax asset, net	11,431	17,296
Other assets	48,043	55,973
Total assets	$7,702,357	$7,860,640
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,464,700	$1,597,421
Interest-bearing	4,784,621	4,528,544
Total deposits	6,249,321	6,125,965

Securities sold under agreements to repurchase	185,796	304,566
Short-term borrowings	—	220,000
Long-term debt	50,000	50,000
Senior notes, net of unamortized issuance costs	39,539	39,404
Subordinated notes, net of unamortized issuance costs	59,147	64,715
Junior subordinated debt owed to unconsolidated trusts	71,155	71,008
Other liabilities	52,435	49,979
Total liabilities	6,707,393	6,925,637

Commitments and contingencies (see Note 18)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; shares issued 49,185,581	49	49
Additional paid-in capital	1,080,084	1,084,889
Accumulated deficit	(72,167)	(132,122)
Accumulated other comprehensive loss	(6,812)	(2,810)
Total stockholders’ equity before treasury stock	1,001,154	950,006

Treasury stock, at cost (2018 310,745 shares; 2017 500,638 shares)	(6,190)	(15,003)
Total stockholders’ equity	994,964	935,003
Total liabilities and stockholders’ equity	$7,702,357	$7,860,640

Common shares outstanding at period end	48,874,836	48,684,943

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$251,249	$202,643	$147,816
Interest and dividends on investment securities:
Taxable interest income	30,086	17,803	13,987
Non-taxable interest income	4,698	3,856	3,086
Total interest income	286,033	224,302	164,889
Interest expense:
Deposits	32,601	12,932	7,065
Federal funds purchased and securities sold under agreements to repurchase	1,626	978	393
Short-term borrowings	1,536	1,096	641
Long-term debt	906	550	220
Senior notes	1,598	962	—
Subordinated notes	3,110	1,892	—
Junior subordinated debt owed to unconsolidated trusts	3,250	2,526	1,910
Total interest expense	44,627	20,936	10,229
Net interest income	241,406	203,366	154,660
Provision for loan losses	4,429	5,303	5,550
Net interest income after provision for loan losses	236,977	198,063	149,110
Non-interest income:
Trust fees	27,184	23,665	20,302
Commissions and brokers’ fees, net	3,790	3,372	2,839
Remittance processing	14,345	11,427	11,255
Fees for customer services	28,879	25,841	23,253
Mortgage revenue	5,545	11,140	11,952
Security gains, net	331	1,143	1,232
Other income	9,919	7,886	4,336
Total non-interest income	89,993	84,474	75,169
Non-interest expense:
Salaries, wages and employee benefits	107,844	95,633	78,397
Net occupancy expense of premises	14,803	13,830	11,633
Furniture and equipment expenses	7,233	7,089	6,591
Data processing	16,383	16,716	18,229
Amortization of intangible assets	5,854	5,245	4,438
Other expense	40,926	35,913	28,574
Total non-interest expense	193,043	174,426	147,862
Income before income taxes	133,927	108,111	76,417
Income taxes	34,999	45,385	26,723
Net income	$98,928	$62,726	$49,694

Basic earnings per common share	$2.02	$1.47	$1.42
Diluted earnings per common share	$2.01	$1.45	$1.40

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(dollars in thousands)
Net income	$98,928	$62,726	$49,694
Other comprehensive loss, before tax:
Securities available for sale:
Unrealized net losses on securities:
Unrealized net holding losses arising during period	(4,420)	(3,694)	(2,611)
Reclassification adjustment for gains included in net income	(331)	(1,143)	(1,232)
Other comprehensive loss, before tax	(4,751)	(4,837)	(3,843)
Income tax benefit related to items of other comprehensive income	(1,354)	(1,991)	(1,539)
Other comprehensive loss, net of tax	(3,397)	(2,846)	(2,304)
Comprehensive income	$95,531	$59,880	$47,390

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except shares and per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2015	$29	$591,053	$(190,265)	$2,340	$(29,971)	$373,186

Net income	—	—	49,694	—	—	49,694
Other comprehensive loss	—	—	—	(2,304)	—	(2,304)
Issuance of 14,749 shares of treasury stock for employee stock purchase plan	—	(616)	—	—	929	313
Net issuance of 43,396 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	(3,477)	—	—	2,668	(809)
Net issuance of 41,771 shares of treasury stock for stock options exercised, net of shares redeemed and related tax	—	(2,587)	—	—	2,591	4
Stock issued for acquisition of Pulaski, net of stock issuance costs	10	195,188	—	—	—	195,198
Cash dividends common stock at $0.68 per share	—	—	(22,748)	—	—	(22,748)
Stock dividend equivalents restricted stock units at $0.68 per share	—	352	(352)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.34 per share	—	—	(18)	—	—	(18)
Stock based employee compensation	—	1,803	—	—	—	1,803
Return of 261 equity trust shares	—	—	—	—	(5)	(5)
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except shares and per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2016	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	62,726	—	—	62,726
Other comprehensive loss	—	—	—	(2,846)	—	(2,846)
Issuance of 16,842 shares of treasury stock for employee stock purchase plan	—	(540)	—	—	1,016	476
Net issuance of 79,459 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	(5,521)	—	—	4,864	(657)
Net issuance of 64,941 shares of treasury stock for stock options exercised, net of shares redeemed and related tax	—	(3,139)	—	—	3,765	626
Stock issued for acquisition of First Community, net of stock issuance costs	7	211,575	—	—	—	211,582
Stock issued for acquisition of Mid Illinois, net of stock issuance costs	3	97,594	—	—	—	97,597
Cash dividends common stock at $0.72 per share	—	—	(30,697)	—	—	(30,697)
Stock dividend equivalents restricted stock units at $0.72 per share	—	452	(452)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.54 per share	—	—	(10)	—	—	(10)
Return of 28,648 equity trust shares	—	—	—	—	(860)	(860)
Stock based employee compensation	—	2,752	—	—	—	2,752
Balance, December 31, 2017	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except shares and per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	(Deficit)	Income (loss)	Stock	Total

Balance, December 31, 2017	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income	—	—	98,928	—	—	98,928
Other comprehensive loss	—	—	—	(3,397)	—	(3,397)
TCJA reclassification	—	—	605	(605)	—	—
Issuance of 19,442 shares of treasury stock for employee stock purchase plan	—	(275)	—	—	811	536
Net issuance of 104,637 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	(5,930)	—	—	4,924	(1,006)
Net issuance of 65,814 shares of treasury stock for stock options exercised net of shares redeemed and related tax	—	(2,889)	—	—	3,078	189
Cash dividends common stock at $0.80 per share	—	—	(39,010)	—	—	(39,010)
Stock dividend equivalents restricted stock units at $0.80 per share	—	568	(568)	—	—	—
Stock-based compensation	—	3,721	—	—	—	3,721
Balance, December 31, 2018	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$98,928	$62,726	$49,694
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	3,721	2,752	1,803
Depreciation	9,556	8,577	7,295
Amortization of intangible assets	5,854	5,245	4,438
Premises and equipment impairment	817	99	756
Provision for loan losses	4,429	5,303	5,550
Provision for deferred income taxes	7,219	13,907	2,953
Amortization of security premiums and discounts, net	8,412	6,711	6,877
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(97)	(226)	(669)
Accretion of premiums and discounts on portfolio loans, net	(10,452)	(12,205)	(7,429)
Security loss (gain), net	(331)	(1,143)	(1,232)
Change in equity securities, net	4,618	—	—
Gain on sales of mortgage loans, net of origination costs	(10,446)	(45,443)	(28,299)
Mortgage loans originated for sale	(425,322)	(1,487,726)	(1,822,027)
Proceeds from sales of mortgage loans	504,721	1,693,632	1,767,220
Net losses (gains) on disposition of premises and equipment	162	(327)	251
(Decrease) increase in deferred compensation	(3,780)	(757)	142
Increase in cash surrender value of bank owned life insurance	(1,754)	(1,997)	(1,522)
Change in assets and liabilities:
Decrease (increase) in other assets	4,097	8,423	(407)
Increase (decrease) in other liabilities	2,195	(4,193)	(6,288)
Net cash provided by (used in) operating activities	$202,547	$253,358	$(20,894)

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	122,584	139,765	52,587
Proceeds from sales of securities classified equity	920	—	—
Proceeds from maturities of securities classified available for sale	163,582	193,294	241,304
Proceeds from sales of securities classified held to maturity	—	—	399
Proceeds from maturities of securities classified held to maturity	50,560	11,268	3,811
Purchases of securities classified available for sale	(124,234)	(141,685)	(180,447)
Purchases of securities classified held to maturity	(217,766)	(352,679)	(2,103)
Net increase in loans	(49,864)	(169,150)	(1,294)
Proceeds from disposition of premises and equipment	324	2,224	2,485
Proceeds from sale of OREO properties	5,298	5,024	4,498
Purchases of premises and equipment	(11,618)	(14,980)	(8,991)
Proceeds (purchases) from the redemption of FHLB stock, net	4,864	6,090	11,919
Net cash received in acquisitions	—	26,979	25,575
Net cash (used in) provided by investing activities	$(55,350)	$(293,850)	$149,743

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in certificates of deposit	$161,085	$100,600	$(173,385)
Net (decrease) increase in demand deposits, money market and savings accounts	(37,485)	11,188	31,322
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(118,770)	28,898	(6,655)
Proceeds from short-term borrowings, net	(220,000)	60,300	(104,000)
Repayment of subordinated debt	(5,500)	—	—
Net proceeds from issuance of senior debt	—	39,326	—
Net proceeds from issuance of subordinated debt	—	49,186	—
Cash dividends paid	(39,010)	(30,707)	(22,748)
Repayment of long-term debt	—	(30,000)	(4,906)
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock- based compensation	(1,208)	(2,274)	(809)
Proceeds from stock options exercised	392	906	4
Common stock issuance costs	—	(365)	(246)
Net cash (used in) provided by financing activities	$(260,496)	$227,058	$(281,423)

Net (decrease) increase in cash and cash equivalents	(113,299)	186,566	(152,574)
Cash and cash equivalents, beginning of period	353,272	166,706	319,280

Cash and cash equivalents, ending of period	$239,973	$353,272	$166,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$40,639	$19,342	$9,674
Income taxes	23,183	26,419	20,186

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	4,025	1,417	2,775
Other assets transferred to equity investments	4,000	—	—

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of operations

First Busey Corporation is a financial holding company organized under the laws of Nevada. The Company’s subsidiaries provide retail and commercial banking services, remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana.  The Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries which includes Busey Bank and its wholly-owned subsidiaries FirsTech, Inc., Pulaski Service Corporation, Mid Illinois Insurance Services Inc. and Busey Capital Management, Inc.  The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these Financial Statements.  All intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements exclude the following wholly-owned variable interest entities:  First Busey Statutory Trust II, First Busey Statutory Trust III, First Busey Statutory Trust IV, Pulaski Financial Statutory Trust I and Pulaski Financial Statutory Trust II because the Company is not the primary beneficiary.

Use of estimates

In preparing the accompanying Consolidated Financial Statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the Financial Statements and the disclosures provided.  Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of investment securities, fair value of assets acquired and liabilities assumed in business combinations, goodwill and the determination of the allowance for loan losses.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiaries, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  The Company had assets under care of $7.1 billion and $6.0 billion at December 31, 2018 and 2017, respectively.

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

The Company maintains its cash in deposit accounts the balance of which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Securities

Securities classified as held to maturity are those debt securities that the Company has the intent and ability to hold to maturity and are carried at amortized cost.

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management evaluates debt securities for OTTI on a quarterly basis, or more frequently, if economic or market conditions warrant an evaluation.    Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether they are temporary or OTTI.  If the Company (a) has the intent to sell a debt security or (b) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the Company recognizes the entire unrealized loss in earnings as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total OTTI related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income (loss).

With the adoption of Accounting Standards Update (“ASU”) 2016-01, “"Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,"  equity securities are carried at fair value with changes in fair value recognized in net income.

Loans held for sale

Loans held for sale include mortgage loans which the Company intends to sell to investors and/or the secondary mortgage market.  Loans held for sale are recorded at fair value, as the Company has elected to apply the fair value method of accounting, with changes in fair value recognized in earnings. Fair value adjustments are recorded as an adjustment to mortgage revenues.  The fair value of loans held for sale is measured using observable quoted market or contract prices or market price equivalents, consistent with those used by other market participants.  Direct loan origination fees and costs related to loans accounted for at fair value are recognized when earned or incurred.

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

Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on current expected future prepayment rates.  For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized servicing rights based on the type of the underlying loans.  The amount of impairment allowance recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.  The Company had no impairment recorded at December 31, 2018 or 2017.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Portfolio loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of purchase premiums and discounts or net deferred origination fees or costs, charge-offs, and the allowance for loan losses.

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

Interest accrued in the current year but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income.  Interest accrued during the prior year but not collected for loans that are placed on non-accrual status or charged-off is charged against the allowance for loan losses.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructurings (“TDR”), where concessions have been granted to borrowers who have experienced financial difficulties. The Company will restructure a loan for its customer after evaluating whether the borrower is able to meet the terms of the loan over the long term, though unable to meet the terms of the loan in the near term due to individual circumstances.

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, restructurings consist of short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief or forbearance (debt forgiveness).   A restructured loan that exceeds 90 days past due or is placed on non-accrual status, is classified as non-performing.

All TDRs are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.  When the Company modifies a loan in a TDR, it evaluates any possible impairment similar to other impaired loans based on present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the Company determines that the fair value of the TDR is less than the recorded investment in the loan, impairment is recognized through a charge to the allowance for loan losses in the period of the modification and in periods subsequent to the modification.

Purchased credit-impaired loans

The Company holds loans acquired through business combinations, some of which have shown evidence of credit deterioration since origination.  These purchased credit-impaired (“PCI”) loans are initially recorded at fair value on the acquisition date. Accordingly, the seller’s allowance for loan losses is not carried over or recorded as of the acquisition date.

PCI loans are reviewed individually or are aggregated into pools of loans based on common risk characteristics.  The Company estimates the amount and timing of expected cash flows and the excess of the cash flows expected to be collected over the recorded investment, if material, is the accretable yield and is recognized as interest income over the life. The excess of the contractual cash flows over the cash flows expected to be collected is the nonaccretable difference.

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

Allowance for loan losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2018 and 2017.

The allowance for loan losses is calculated by segmenting the loan portfolio by product type, geography and risk classification. The Company’s loan portfolio consists of commercial, commercial real estate, real estate construction, retail real estate, and retail other loans. Segmentation based on product type captures the risk of credit loss inherent in each category including fluctuations in underlying collateral values, changes in operating cash flows, changes in borrower characteristics, and changes in economic and other factors. Segmentation by geography and risk classification further enhances Management’s evaluation of these factors in the assessment of the adequacy of the allowance for loan loss.

The allowance for loan loss consists of a general reserve and a specific reserve.  The general portion of the Company’s allowance is developed based on historical loss ratios adjusted for qualitative factors which management believes capture inherent loss not reflected in historical loss experience. Historical loss ratios are an annualized rate based on the previous five years of loss history with more consideration given to the most recent loss experience. Qualitative factors are estimated by considering risk factors both internal and external to the Company. Specifically, management considers the following when estimating qualitative factors: (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factors; (vi) Impact of Competition, Legal & Regulatory Issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trends; and (x) Non-Accrual, Past Due and Classified Trends.  Management evaluates the probable impact from the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.

The specific portion of the Company’s allowance relates to loans that are identified as impaired, which includes non-performing loans, TDRs and other loans determined to be impaired. A loan is classified as impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, impairment is measured on a loan-by-loan basis for commercial and construction loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less cost to sell, if the loan is collateral dependent.  Loans are considered collateral dependent if repayment is expected solely from the sale of the collateral. Collateral values are estimated using a combination of observable inputs, including recent appraisals discounted for collateral specific changes and current market conditions, and unobservable inputs based on customized discounting criteria.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a restructuring.

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

Premises and equipment, net

Land is carried at cost less accumulated depreciation of depreciable land improvements.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  The estimated useful lives for premises and equipment are:

Asset Description	Estimated Useful Life
Buildings and improvements	3	—	40	years
Furniture and equipment	3	—	10	years

Long-lived assets

Long-lived assets, including premises and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recognized when estimated undiscounted future cash flows from operations of the asset are less than the carrying value of the asset.  The cash flows used for this analysis are those directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds its fair value.

Other real estate owned

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  OREO property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.

Goodwill and other intangibles

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  As part of this analysis, the reporting unit's carrying value is compared to its fair value.

The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2018 or 2017.  See “Note 9. Goodwill and Other Intangible Assets” for further discussion.

Other intangible assets consists of core deposit and acquired customer relationship intangible assets arising from bank acquisitions and are amortized over their estimated useful lives.

Cash surrender value of bank-owned life insurance

The Company has purchased life insurance policies on certain executives and senior officers.  Life insurance is recorded at its cash surrender value, which estimates its fair value.

ASC Topic 715, “Compensation—Retirement Benefits” requires an employer to recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. The Company has an accrued liability, included in other liabilities, for these arrangements.

Transfers of financial assets

Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it receives, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2014.

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

Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required as of December 31, 2018.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2018 or 2017.

At December 31, 2018, the Company was not under examination by any tax authority.

Treasury Stock

Treasury stock acquired is recorded at cost.  Treasury stock issued is valued based on the “first-in, first-out” method.  Gains and losses on issuance are recorded as increases or decreases to additional paid-in capital.

Stock-based employee compensation

During the first quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010.  During the second quarter of 2015, the Company adopted an amendment to revise some technical terms to the 2010 Equity Plan, which was approved at the annual stockholders meeting on May 20, 2015, and can be found as Appendix C of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.  The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Plan.  In addition, pursuant to the terms of the First Community 2016 Equity Incentive Plan, the Company may grant awards with respect to First Busey common stock to legacy employees and directors of First Community or its subsidiaries.

The Company’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel. All of the Company’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans. See “Note 16. Share-based Compensation” for further discussion.

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

Derivative Financial Instruments

The Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and derivatives to customers for interest rate swaps.  These instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.

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

Derivatives to Customers. The Company may offer derivative contracts to its customers in connection with their risk management needs. These derivatives are primarily interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives are carried at their fair value in other assets or other liabilities in the Consolidated Financial Statements.  Changes in fair value of the corresponding derivative financial asset or liability are recorded in non-interest income and expense.

Off-balance sheet arrangements

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2018 and 2017, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Fair value of financial instruments

Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 20. Fair Value Measurements”. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2018.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued. On January 31, 2019, First Busey completed its acquisition of Banc Ed.  See Note 2. Acquisitions for further discussion.  On January 29, 2019, First Busey entered into an Amended and Restated Credit Agreement.  See Note 11. Borrowings for further discussion.  Other than these two items, there were no significant subsequent events for the year ended December 31, 2018 through the filing date of these Consolidated Financials.

Impact of recently adopted accounting standards

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has evaluated its non-interest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying Consolidated Financial Statements was not necessary.  The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgment involved in applying Topic 606 that affects the determination of the timing and amount of revenue from contracts with customers.

Descriptions of the Company’s primary revenue generating activities that are within Topic 606, and are presented in the accompanying Consolidated Statements of Income as components of non-interest income, include trust fees, commission and brokers’ fees, net, remittance processing, and fees for customer services.  Trust fees and commission and brokers’ fees, net, represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and other fiduciary activities.  Also included are fees received from a third party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party.  Revenue is recognized when the performance obligation is completed, which is generally monthly.  Remittance processing represents transaction-based fees for pay processing solutions such as online bill payments, lockbox and walk-

in payments. Revenue is recognized when the performance obligation is completed, which is generally monthly.  Fees for customer services represents general service fees for monthly account maintenance and activity or transaction-based fees and consists of transaction-based revenue, time-based revenue, or item-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The adoption of this guidance on January 1, 2018 did not change the method in which non-interest income is recognized therefore a cumulative effect adjustment to retained earnings was not necessary.

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

Recently issued accounting standards

ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the Consolidated Balance Sheet as a lease liability and a right-of-use asset. The guidance also requires qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, ASU 2018-11, "Leases (Topic 842): Targeted Improvements" was issued to allow companies to choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings rather than recasting prior year results upon adoption of the standard. The Company has calculated the transition impact of the guidance on its Consolidated Financial Statements and related disclosures. Where the Company is a lessee, the Company will record approximately $8.1 million initial increase in assets and liabilities to reflect the right of use asset and the lease liability.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 implements a change from the current impaired loss model to an expected credit loss model over the life of an instrument, including loans and securities held to maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods with those years. The Company has developed and is executing a project plan to implement this guidance. The project plan includes an assessment of data, development of CECL methodologies, model validation, and parallel runs to assess the impact of CECL calculations on its Consolidated Financial Statements and evaluation of related disclosures.

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

Note 2.  Acquisitions

Pulaski Financial Corp.

On April 30, 2016, First Busey completed its acquisition of Pulaski, which was headquartered in St. Louis, Missouri. Pulaski Bank, which was Pulaski’s wholly-owned bank subsidiary prior to the acquisition, offered a full line of retail and commercial banking products through thirteen full-service banking centers in the St. Louis metropolitan area. The operating results of Pulaski are included with the Company’s results of operations since the date of acquisition.  First Busey operated Pulaski Bank as a separate subsidiary from May 1, 2016 until November 4, 2016, when it was merged with and into Busey Bank.  At that time, Pulaski Bank’s banking centers became banking centers of Busey Bank.

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

First Busey did not incur any expenses for the twelve months ended December 31, 2018 related to the acquisition of Pulaski and incurred an immaterial amount of expenses related to the acquisition of Pulaski for the twelve months ended December 31, 2017.  First Busey incurred $10.0 million in pre-tax expenses related to the acquisition of Pulaski for the twelve months ended December 31, 2016, including professional and legal fees of $1.2 million to directly consummate the acquisition, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.  The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

The following table presents the fair value of Pulaski assets acquired and liabilities assumed as of April 30, 2016 (dollars in thousands):

As Recorded by
First Busey
Assets acquired:
Cash and cash equivalents	$25,580
Securities	48,000
Loans held for sale	184,856
Portfolio loans	1,229,461
Premises and equipment	16,569
OREO	2,488
Goodwill	—
Other intangible assets	15,468
Other assets	70,243
Total assets acquired	1,592,665

Liabilities assumed:
Deposits	1,228,008
Other borrowings	206,746
Trust preferred securities	15,784
Other liabilities	23,982
Total liabilities assumed	1,474,520

Net assets acquired	$118,145

Consideration paid:
Cash	$5
Common stock	192,990
Fair value of stock options assumed	2,454
Total consideration paid	$195,449

Goodwill	$77,304

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans, which are loans with evidence of credit quality deterioration at the date of acquisition, were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, both rounded to $1.4 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $16.6 million is expected to be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $21.2 million and the aggregate fair value of PCI loans totaled $9.7 million, which became such loans’ new carrying value.  At December 31, 2018, PCI loans related to this transaction outstanding were immaterial.  Material activity includes PCI loans with a carrying value of $6.2 million sold to outside parties in the third quarter of 2016 and a commercial PCI loan with a carrying value of $1.6 million collected in the fourth quarter of 2016.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is the non-accretable difference.  The excess of cash flows expected at acquisition over the fair value is the accretable yield.  The accretable yield, as of the acquisition date, of $0.3 million on PCI loans was expected to be recognized over the estimated remaining life of the respective loans in a manner that approximates the level yield method; however, the majority of the accretable yield was recognized in 2016 as a result of the third quarter loan sale and fourth quarter collection.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2016, as if the acquisition had occurred January 1, 2016. The pro forma results combine the historical results of Pulaski in the Company's Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that had been recognized are included in net income in the table below (dollars in thousands, except per share data):

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

First Busey incurred $0.1 million in pre-tax expenses related to the acquisition of First Community for the twelve months ended December 31, 2018, primarily for professional and legal fees.  First Busey incurred $4.5 million in pre-tax expenses related to the acquisition of First Community for the twelve months ended December 31, 2017, including professional and legal fees of $1.6 million to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.  The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

The following table presents the fair value of First Community assets acquired and liabilities assumed as of July 2, 2017 (dollars in thousands):

As Recorded by
First Busey
Assets acquired:
Cash and cash equivalents	$60,686
Securities	165,843
Loans held for sale	905
Portfolio loans	1,096,583
Premises and equipment	18,094
OREO	722
Other intangible assets	13,979
Other assets	41,755
Total assets acquired	1,398,567

Liabilities assumed:
Deposits	1,134,355
Other borrowings	125,751
Other liabilities	11,862
Total liabilities assumed	1,271,968

Net assets acquired	$126,599

Consideration paid:
Cash	$24,557
Cash payout of options and restricted stock units	6,182
Common stock	211,120
Fair value of stock options assumed	722
Total consideration paid	$242,581

Goodwill	$115,982

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, was $1.1 billion.  The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value.  At December 31, 2018, PCI loans related to this transaction with a carrying value of $2.6 million were outstanding, with the decrease relating to collections and a loan sale.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is the non-accretable difference.  The excess of cash flows expected at acquisition over the fair value is the accretable yield.  The accretable yield, as of the acquisition date, of $0.6 million on PCI loans was expected to be recognized over the estimated remaining life of the respective loans in a manner that approximates the level yield method; however, $0.2 million was recognized in 2017 as a result of collections of PCI loan balances so the majority of the balance was recognized by December 2018.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2017 and 2016, as if the acquisition had occurred January 1, 2016. The pro forma results combine the historical results of First Community into the Company's Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The 2016 pro forma results reflect Pulaski pro forma information as well, which is shown separately above.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands, except per share data):

	Pro Forma
	Twelve Months Ended December 31,
	2017	2016
Total revenues (net interest income plus non-interest income)	$316,417	$293,190
Net income	67,413	59,326
Diluted earnings per common share	1.47	1.29

Mid Illinois Bancorp, Inc.

On October 1, 2017, the Company completed its acquisition of Mid Illinois and its wholly owned bank subsidiary South Side Bank, under which each share of Mid Illinois common stock issued and outstanding as of the effective time was converted into, at the election of the stockholder the right to receive, either (i) $227.94 in cash, (ii) 7.5149 shares of the Company’s common stock, or (iii) mixed consideration of $68.38 in cash and 5.2604 shares of the Company’s common stock, subject to certain adjustments and proration.  In the aggregate, total consideration consisted of 70% stock and 30% cash.  Mid Illinois stockholders electing the cash consideration option were subject to proration under the terms of the merger agreement with Mid Illinois and ultimately received a mixture of cash and stock consideration.  First Busey operated South Side Bank as a separate bank subsidiary from October 2, 2017 until March 16, 2018, when it was merged with and into Busey Bank.  At that time, South Side Bank’s banking centers became banking centers of Busey Bank.

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

First Busey incurred $3.1 million of pre-tax expenses related to the acquisition of Mid Illinois for the twelve months ended December 31, 2018, primarily for salaries, wages and employee benefits expense, professional and legal fees and data conversion expenses, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements. First Busey incurred $2.5 million in pre-tax expenses related to the acquisition of Mid Illinois for the twelve months ended December 31, 2017, including professional and legal fees of $1.3 million to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

The following table presents the fair value of Mid Illinois assets acquired and liabilities assumed as of October 1, 2017 (dollars in thousands):

As Recorded by
First Busey
Assets acquired:
Cash and cash equivalents	$39,443
Securities	208,003
Loans held for sale	5,031
Portfolio loans	356,651
Premises and equipment	16,551
Other intangible assets	11,531
Other assets	29,564
Total assets acquired	666,774

Liabilities assumed:
Deposits	505,917
Other borrowings	61,040
Other liabilities	10,497
Total liabilities assumed	577,454

Net assets acquired	$89,320

Consideration paid:
Cash	$40,507
Common stock	97,702
Total consideration paid	$138,209

Goodwill	$48,889

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal outstanding was $362.4 million and aggregate fair value of the acquired performing loans was $357.0 million, including loans held for sale. The difference between the aggregate principal balance outstanding and aggregate fair value of $5.4 million is expected to be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $7.6 million and the aggregate fair value of PCI loans totaled $4.7 million, which became such loans’ new carrying value.  At December 31, 2018, PCI loans related to this transaction with a carrying value of $0.1 million were outstanding, with the decrease primarily relating to loan sales.  For PCI loans, the difference between contractually required payments at the acquisition date and the cash flow expected to be collected is the non-accretable difference.  The excess of cash flows expected at acquisition over the fair value is the accretable yield.  The accretable yield, as of the acquisition date, of $0.1 million on PCI loans was expected to be recognized over the estimated remaining life of the respective loans in a manner that approximates the level yield method; however, the full amount was recognized in 2018 due to loan sales of PCI loans.

The Company held $2.6 million of banking center real estate in the Peoria market at December 31, 2018 that was no longer in use and was classified as bank properties held for sale. These properties, recorded at the lower of amortized cost or estimated fair value less estimated cost to sell, were recorded in the amount of $1.8 million and were included in premises and equipment, net.  The Company recognized an impairment charge of $0.8 million in the second quarter of 2018 related to these bank properties held for sale.

The Banc Ed Corp.

On August 21, 2018, the Company entered into Merger Agreement with Banc Ed, pursuant to which Banc Ed would merge into First Busey, with First Busey as the surviving corporation.  TheBANK, Banc Ed’s wholly-owned bank subsidiary, will be merged with and into First Busey’s bank subsidiary, Busey Bank, at a date following the completion of the holding company merger. At the time of the bank merger, TheBANK’s banking offices will become branches of Busey Bank.  The holding company merger was completed on January 31, 2019 and is a subsequent event to this Annual Report on Form 10-K.  The operating results of Banc Ed are not included in the Company’s Consolidated Financial Statements included herein.  TheBANK was founded in 1868 and was a privately held commercial bank headquartered in Edwardsville, Illinois.  As of December 31, 2018, Banc Ed had total consolidated assets of $1.8 billion, gross loans of $902.1 million and total deposits of $1.5 billion.  The Company expects the acquisition of Banc Ed to enhance First Busey’s existing deposit, commercial banking and wealth management presence in the greater St. Louis Missouri-Illinois Metropolitan Statistical Area.

Under the terms of the Merger Agreement with Banc Ed, at the effective time of the acquisition, each share of Banc Ed common stock issued and outstanding was converted into the right to receive 8.2067 shares of the Company’s common stock, cash in lieu of fractional shares and $111.53 cash consideration per share. The market value of the 6.7 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $166.5 million based on First Busey’s closing stock price of $24.76 on January 31, 2019.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition.  Fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date.  Reviews of third party valuations are still being performed by Management.  Therefore amounts are subject to change and could change materially from the provisional amounts disclosed below.  As the total consideration paid for Banc Ed exceeded the net assets acquired, preliminary goodwill of $48.5 million is estimated to be recorded as a result of the acquisition.  Goodwill for this transaction, which reflects the synergies expected from the acquisition and the revenue opportunities from the Company’s increased presence in the greater St. Louis Missouri-Illinois Metropolitan Statistical Area, is not tax deductible, and will be assigned to the Banking and Wealth Management operating segments.

First Busey incurred $0.4 million in pre-tax expenses related to the acquisition of Banc Ed for the twelve months ended December 31, 2018, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

The following table presents the estimated fair value of Banc Ed assets acquired and liabilities assumed as of January 31, 2019 (dollars in thousands):

Estimated by
First Busey
Assets acquired:
Cash and cash equivalents	$42,013
Securities	692,692
Loans held for sale	2,157
Portfolio loans	870,838
Premises and equipment	32,203
Other intangible assets	28,047
Mortgage servicing rights	6,946
Other assets	62,342
Total assets acquired	1,737,238

Liabilities assumed:
Deposits	1,439,203
Other borrowings	63,439
Other liabilities	25,214
Total liabilities assumed	1,527,856

Net assets acquired	$209,382

Consideration paid:
Cash	$91,400
Common stock	166,515
Total consideration paid	$257,915

Goodwill	$48,533

Note 3.  Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$25,824	$1	$(414)	$25,411
Obligations of U.S. government corporations and agencies	53,096	7	(761)	52,342
Obligations of states and political subdivisions	171,131	484	(1,571)	170,044
Commercial mortgage-backed securities	2,003	—	(61)	1,942
Residential mortgage-backed securities	322,646	245	(7,143)	315,748
Corporate debt securities	132,513	61	(376)	132,198
Total	$707,213	$798	$(10,326)	$697,685

Held to maturity
Obligations of states and political subdivisions	$33,947	$68	$(87)	$33,928
Commercial mortgage-backed securities	59,054	11	(1,003)	58,062
Residential mortgage-backed securities	515,659	1,748	(6,037)	511,370
Total	$608,660	$1,827	$(7,127)	$603,360

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017:	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$60,829	$7	$(488)	$60,348
Obligations of U.S. government corporations and agencies	104,807	1	(1,143)	103,665
Obligations of states and political subdivisions	280,216	1,160	(1,177)	280,199
Residential mortgage-backed securities	400,661	612	(3,837)	397,436
Corporate debt securities	30,946	132	(44)	31,034
Total	$877,459	$1,912	$(6,689)	$872,682

Held to maturity
Obligations of states and political subdivisions	$41,300	$228	$(64)	$41,464
Commercial mortgage-backed securities	60,474	41	(297)	60,218
Residential mortgage-backed securities	341,776	25	(2,431)	339,370
Total	$443,550	$294	$(2,792)	$441,052

The Company held equity securities, consisting of common stock with fair values of $6.2 million and an immaterial amount of money market mutual funds at December 31, 2018.  The Company held equity securities, consisting of common stock and money market mutual funds, with fair values of $0.8 million and $4.6 million, respectively, at December 31, 2017. The Company recorded $0.1 million of unrealized losses in non-interest income in the accompanying Consolidated Financial Statements during the twelve months ended December 31, 2018 related to common stock. The Company recorded $2.3 million in security gains during the twelve months ended December 31, 2018 related to common stock, as well as a transfer from other assets.

The amortized cost and fair value of debt securities as of December 31, 2018, by contractual maturity or pre-refunded date, are shown below.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$60,006	$59,759	$8,103	$8,088
Due after one year through five years	223,813	222,206	55,638	55,007
Due after five years through ten years	136,411	135,118	29,260	28,895
Due after ten years	286,983	280,602	515,659	511,370
Total	$707,213	$697,685	$608,660	$603,360

Realized gains and losses related to sales and calls of securities available for sale are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Gross security gains	$—	$1,259	$1,383
Gross security (losses)	(1,991)	(116)	(151)
Security gains (losses), net(1)	$(1,991)	$1,143	$1,232

(1)	Security gains, net reported on the Consolidated Statements of Income in 2018 include $2.3 million of gains in equity securities as noted above.

The estimated tax benefit for net realized gains and losses was $0.4 million for the year ended December 31, 2018.  The estimated tax provision for net realized gains and losses was $0.4 million for the years ended December 31, 2017 and 2016.

Investment securities with carrying amounts of $498.3 million and $638.2 million on December 31, 2018 and 2017, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for less than		losses existing for greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018:	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$995	$(4)	$24,343	$(410)	$25,338	$(414)
Obligations of U.S. government corporations and agencies	749	(3)	50,744	(758)	51,493	(761)
Obligations of states and political subdivisions	49,893	(460)	77,651	(1,111)	127,544	(1,571)
Commercial mortgage-backed securities	—	—	1,942	(61)	1,942	(61)
Residential mortgage-backed securities	48,387	(496)	247,573	(6,647)	295,960	(7,143)
Corporate debt securities	90,713	(268)	15,083	(108)	105,796	(376)
Total temporarily impaired securities	$190,737	$(1,231)	$417,336	$(9,095)	$608,073	$(10,326)

Held to maturity
Obligations of states and political subdivisions	$9,531	$(33)	$9,538	$(54)	$19,069	$(87)
Commercial mortgage-backed securities	12,067	(212)	45,041	(791)	57,108	(1,003)
Residential mortgage-backed securities	77,071	(974)	245,128	(5,063)	322,199	(6,037)
Total temporarily impaired securities	$98,669	$(1,219)	$299,707	$(5,908)	$398,376	$(7,127)

	Continuous unrealized		Continuous unrealized
	losses existing for less than		losses existing for greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017:	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$59,773	$(488)	$—	$—	$59,773	$(488)
Obligations of U.S. government corporations and agencies	78,610	(636)	24,831	(507)	103,441	(1,143)
Obligations of states and political subdivisions	162,213	(1,027)	12,045	(150)	174,258	(1,177)
Residential mortgage-backed securities	223,261	(1,428)	90,930	(2,409)	314,191	(3,837)
Corporate debt securities	16,176	(44)	—	—	16,176	(44)
Total temporarily impaired securities	$540,033	$(3,623)	$127,806	$(3,066)	$667,839	$(6,689)

Held to maturity
Obligations of states and political subdivisions	$17,939	$(64)	$—	$—	$17,939	$(64)
Commercial mortgage-backed securities	44,514	(214)	2,374	(83)	46,888	(297)
Residential mortgage-backed securities	277,826	(2,431)	—	—	277,826	(2,431)
Total temporarily impaired securities	$340,279	$(2,709)	$2,374	$(83)	$342,653	$(2,792)

Securities are periodically evaluated for OTTI.   The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2018 was 570, and represented a loss of 1.70% of the aggregate carrying value. The Company has evaluated the nature of unrealized losses in the investment securities portfolio to determine if OTTI exists. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments.  Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at December 31, 2018.

The Company had available for sale obligations of state and political subdivisions with a fair value of $170.1 million and $280.2 million as of December 31, 2018 and 2017, respectively.  In addition, the Company had held to maturity obligations of state and political subdivisions with a fair value of $33.9 million and $41.5 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the fair value of the Company’s obligations of state and political subdivisions portfolio was comprised of $171.1 million of general obligation bonds and $32.9 million of revenue bonds issued by 303 issuers, primarily consisting of states, counties, cities, towns, villages and school districts.  The Company held investments in general obligation bonds in 31 states (including the District of Columbia), including eight states in which the aggregate fair value exceeded $5.0 million.  The Company held investments in revenue bonds in 18 states, including one state where the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

December 31, 2018:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	70	$56,324	$55,999	$800
Wisconsin	20	12,624	12,544	627
Texas	36	21,637	21,428	595
Michigan	19	10,799	10,890	573
Ohio	17	9,543	9,545	561
Pennsylvania	10	6,317	6,298	630
Missouri	8	5,202	5,172	646
California	6	8,303	8,322	1,387
Other	74	41,274	40,906	553
Total general obligations bonds	260	$172,023	$171,104	$658

December 31, 2017:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Illinois	97	$95,340	$95,344	$983
Wisconsin	41	27,852	27,809	678
Texas	46	27,485	27,514	598
Michigan	34	19,641	19,849	584
Ohio	20	15,172	15,162	758
Pennsylvania	18	12,189	12,174	676
New Jersey	15	7,755	7,760	517
Missouri	10	5,759	5,747	575
Minnesota	8	5,657	5,667	708
Other	92	54,649	54,633	594
Total general obligations bonds	381	$271,499	$271,659	$713

The general obligation bonds are diversified across many issuers, with $5.0 million and $4.0 million being the largest exposure to a single issuer at December 31, 2018 and 2017, respectively. Accordingly, as of December 31, 2018 and 2017, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, 99.3% had been rated by at least one nationally recognized statistical rating organization and 0.7% were unrated, based on the fair value as of December 31, 2018 and 2017.

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuers’ state (dollars in thousands):

December 31, 2018:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	10	$9,588	$9,582	$958
Other	33	23,467	23,286	705
Total revenue bonds	43	$33,055	$32,868	$764

December 31, 2017:				Average Exposure
	Number of	Amortized	Fair	Per Issuer
U.S. State	Issuers	Cost	Value	(Fair Value)
Indiana	14	$12,001	$12,054	$861
Missouri	6	7,376	7,336	1,223
Illinois	7	6,477	6,456	922
Other	38	24,163	24,158	636
Total revenue bonds	65	$50,017	$50,004	$769

The revenue bonds are diversified across many issuers and revenue sources with $3.5 million and $3.6 million being the largest exposure to a single issuer at each of December 31, 2018 and 2017, respectively. Accordingly, as of December 31, 2018 and 2017, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the revenue bonds in the Company’s portfolio, 100.0% had been rated by at least one nationally recognized statistical rating organization, based on the fair value as of December 31, 2018. Of the revenue bonds in the Company’s portfolio, 99.4% had been rated by at least one nationally recognized statistical rating organization and 0.6% were unrated, based on the fair value as of December 31, 2017.  Some of the primary types of revenue bonds held in the Company’s portfolio include: primary education or government building lease rentals secured by ad valorem taxes, utility systems secured by utility system net revenues, housing authorities secured by mortgage loans or principal receipts on mortgage loans, secondary education secured by student fees/tuitions, and pooled issuances (i.e. bond bank) consisting of multiple underlying municipal obligors.

At December 31, 2018, all of the Company’s obligations of state and political subdivision securities are owned by its subsidiary bank, which has adopted First Busey’s investment policy requiring that state and political subdivision securities purchased be investment grade.  Such investment policy also limits the amount of rated state and political subdivision securities to an aggregate 100% of the subsidiary banks’ total capital (as defined by federal regulations) at the time of purchase and an aggregate 15% of total capital for unrated state and political subdivision securities issued by municipalities having taxing authority or located in counties/micropolitan statistical areas/metropolitan statistical areas in which an office is located.

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

Note 4.  Loans held for sale

Loans held for sale totaled $25.9 million and $94.8 million at December 31, 2018 and 2017, respectively.  Loans held for sale generate net interest income until loans are delivered to investors, at which point mortgage revenue will be recognized.

The following is a summary of mortgage revenue (dollars in thousands):

	December 31,
	2018	2017	2016
Premiums received on sales of mortgage loans, including fair value adjustments	$12,105	$42,598	$43,119
Less direct origination costs	(8,683)	(33,363)	(32,793)
Less provisions to liability for loans sold	(132)	(225)	(175)
Mortgage servicing revenues, net of servicing expense	2,255	2,130	1,801
Mortgage revenue	$5,545	$11,140	$11,952

Note 5. Mortgage Loan Servicing

The largest portion of the Company’s servicing assets relate to mortgage loans. The unpaid principal balances of mortgage loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets. These unpaid principal balances were $1.5 billion as of December 31, 2018 and 2017. Servicing such loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.  Mortgage servicing revenues, a component of mortgage revenue, is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized mortgage servicing rights included in other assets in the accompanying Consolidated Balance Sheets at December 31, 2018 and 2017, was $3.3 million and $3.7 million, respectively. The fair values of these servicing rights were $11.1 million and $8.6 million, respectively, at December 31, 2018 and 2017.  The following summarizes mortgage servicing rights capitalized, acquired and amortized (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016

Mortgage servicing rights capitalized	$1,166	$1,366	$1,488
Mortgage servicing rights acquired	$—	$751	$—
Mortgage servicing rights amortized	$1,531	$1,584	$1,921

Note 6.  Portfolio loans and allowance for loan losses

Distributions of portfolio loans were as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Commercial	$1,405,106	$1,414,631
Commercial real estate	2,366,823	2,354,684
Real estate construction	288,197	261,506
Retail real estate	1,480,133	1,460,801
Retail other	28,169	27,878
Portfolio loans	$5,568,428	$5,519,500

Less allowance for loan losses	50,648	53,582
Portfolio loans, net	$5,517,780	$5,465,918

Net deferred loan origination costs included in the tables above were $5.6 million and $4.1 million as of December 31, 2018 and 2017, respectively. Net accretable purchase accounting adjustments included in the table above reduced loans by $13.9 million and $23.6 million as of December 31, 2018 and 2017, respectively.

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

•

Substandard Non-accrual- This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

All loans are graded at their inception. Most commercial lending relationships that are $1.0 million or less are processed through an expedited underwriting process.  If the credit receives a pass grade, it is aggregated into a homogenous pool of either:  $0.35 million or less, or $0.35 million to $1.0 million.  These pools are monitored on a regular basis and reviewed annually. Most commercial loans greater than $1.0 million are included in a portfolio review at least annually.  Commercial loans greater than $0.35 million that have a grading of special mention or worse are reviewed on a quarterly basis.  Interim reviews may take place if circumstances of the borrower warrant.

Pass and watch rated portfolio loans totaled $5.3 billion at December 31, 2018 and 2017. Portfolio loans graded special mention, substandard and substandard non-accrual totaled $263.9 million at December 31, 2018, compared to $193.8 million at December 31, 2017.

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	December 31, 2018
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,126,257	$172,449	$47,000	$42,532	$17,953
Commercial real estate	2,106,711	137,214	85,148	36,205	10,298
Real estate construction	268,069	14,562	3,899	1,888	18
Retail real estate	1,448,964	6,425	6,792	5,435	6,698
Retail other	26,707	—	—	—	30
Total	$4,976,708	$330,650	$142,839	$86,060	$34,997

	December 31, 2017
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,175,421	$141,776	$51,366	$43,933	$5,285
Commercial real estate	2,169,420	130,056	21,151	36,482	11,997
Real estate construction	212,952	41,292	3,880	3,071	608
Retail real estate	1,436,156	6,883	5,162	4,135	6,714
Retail other	28,300	9	—	7	20
Total	$5,022,249	$320,016	$81,559	$87,628	$24,624

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	December 31, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$158	$140	$775	$17,953
Commercial real estate	148	558	—	10,298
Real estate construction	121	—	58	18
Retail real estate	4,578	1,368	766	6,698
Retail other	48	2	2	30
Total	$5,053	$2,068	$1,601	$34,997

	December 31, 2017
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,615	$323	$1,808	$5,285
Commercial real estate	1,856	2,737	—	11,997
Real estate construction	—	—	—	608
Retail real estate	4,840	1,355	933	6,714
Retail other	166	5	—	20
Total	$8,477	$4,420	$2,741	$24,624

The gross interest income that would have been recorded in the years ended December 31, 2018, 2017 and 2016 if impaired loans had been current in accordance with their original terms was approximately $1.7 million, $1.4 million, and $0.9 million, respectively.  The amount of interest collected on impaired loans and recognized on a cash basis that was included in interest income was immaterial in 2018, $0.3 million in 2017 and immaterial in 2016.

A summary of restructured loans is as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
In compliance with modified terms	$8,319	$9,873
30 — 89 days past due	127	108
Included in non-performing loans	392	1,919
Total	$8,838	$11,900

Loans classified as TDRs during the twelve months ended December 31, 2018 consisted of one retail real estate modifications for short-term interest rate relief, with a recorded investment of $0.1 million.  Loans classified as TDRs during the twelve months ended December 31, 2017 consisted of three retail real estate modifications for short-term interest payment relief, with a recorded investment of $0.7 million.

The gross interest income that would have been recorded in the twelve months ended December 31, 2018 and 2017 if performing TDRs had been in accordance with their original terms instead of modified terms was immaterial.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the twelve months ended December 31, 2018.  There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the twelve months ended December 31, 2017.

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

	December 31, 2018
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$21,442	$6,858	$12,001	$18,859	$4,319	$13,364
Commercial real estate	19,079	13,082	4,498	17,580	1,181	18,077
Real estate construction	478	453	—	453	—	712
Retail real estate	14,418	13,196	61	13,257	61	14,110
Retail other	117	33	—	33	—	40
Total	$55,534	$33,622	$16,560	$50,182	$5,561	$46,303

	December 31, 2017
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$10,604	$7,192	$191	$7,383	$138	$10,184
Commercial real estate	22,218	16,472	1,964	18,436	704	15,195
Real estate construction	1,040	1,016	—	1,016	—	692
Retail real estate	18,517	14,957	25	14,982	25	13,009
Retail other	40	20	—	20	—	44
Total	$52,419	$39,657	$2,180	$41,837	$867	$39,124

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

	Year Ended December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan losses	5,767	3,227	(259)	(4,824)	518	4,429
Charged-off	(3,968)	(4,352)	(97)	(1,815)	(712)	(10,944)
Recoveries	1,251	449	218	1,327	336	3,581
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

	Year Ended December 31, 2017
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(1,091)	2,439	581	3,263	111	5,303
Charged-off	(994)	(1,965)	(48)	(2,691)	(541)	(6,239)
Recoveries	3,561	716	458	1,563	425	6,723
Ending balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

	Year Ended December 31, 2016
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$13,115	$18,604	$1,763	$13,714	$291	$47,487
Provision for loan losses	5,520	2,366	(310)	(2,277)	251	5,550
Charged-off	(6,598)	(470)	(24)	(2,106)	(458)	(9,656)
Recoveries	1,266	123	441	2,317	267	4,414
Ending balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$4,319	$1,181	$—	$61	$—	$5,561
Loans collectively evaluated for impairment	13,510	19,956	2,723	8,410	488	45,087
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

Loans:
Loans individually evaluated for impairment	$18,441	$15,318	$453	$13,159	$33	$47,404
Loans collectively evaluated for impairment	1,386,247	2,349,243	287,744	1,466,876	28,136	5,518,246
PCI loans evaluated for impairment	418	2,262	—	98	—	2,778
Ending balance	$1,405,106	$2,366,823	$288,197	$1,480,133	$28,169	$5,568,428

	As of December 31, 2017
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$138	$704	$—	$25	$—	$867
Loans collectively evaluated for impairment	14,641	21,109	2,861	13,758	346	52,715
Ending balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

Loans:
Loans individually evaluated for impairment	$6,572	$11,491	$435	$12,673	$20	$31,191
Loans collectively evaluated for impairment	1,407,248	2,336,248	260,490	1,445,819	27,858	5,477,663
PCI loans evaluated for impairment	811	6,945	581	2,309	—	10,646
Ending balance	$1,414,631	$2,354,684	$261,506	$1,460,801	$27,878	$5,519,500

Note 7. OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  At December 31, 2018, the Company held $0.2 million in commercial OREO, $0.2 million in residential OREO and an immaterial amount of other repossessed assets.  At December 31, 2017, the Company held $1.2 million in commercial OREO, $0.1 million in residential OREO and an immaterial amount of other repossessed assets.  At December 31, 2018 the Company had $2.9 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
OREO:
Beginning balance	$1,283	$2,518
Additions, transfers from loans	4,025	1,417
Additions, fair value from First Community acquisition	—	722
Additions, fair value from Mid Illinois acquisition	—	60
Proceeds from sales of OREO	(5,298)	(5,024)
Gain on sales of OREO	384	1,632
Valuation allowance for OREO	(18)	(42)
Ending balance	$376	$1,283

Note 8.  Premises and Equipment, net

Premises and equipment, net are summarized as follows (dollars in thousands):

	December 31,
	2018	2017
Land and improvements	$36,453	$36,249
Buildings and improvements	108,137	104,656
Furniture and equipment	48,060	42,323
	192,650	183,228
Less accumulated depreciation	74,978	66,315
Total premises and equipment, net	$117,672	$116,913

Depreciation expense was $9.6 million, $8.6 million, and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9. Goodwill and Other Intangible Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized.  The Company’s goodwill is associated with its three operating segments, Banking, Remittance Processing and Wealth Management.  Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its fair value.  Based on the impairment testing performed at December 31, 2018, there were no indicators of potential impairment based on the estimated fair value of those operating segments. All three operating segments have sustained quarterly and annual profits.

During 2018, the Company adjusted goodwill by $1.7 million, relating to the acquisition of Mid Illinois as it finalized its assessment of the initial fair value of assets acquired and liabilities assumed.  During 2017, the Company recorded, in the Banking operating segment, goodwill totaling $116.0 million and other intangible assets totaling $14.0 million in connection with the acquisition of First Community.  During 2017, the Company recorded, in the Banking operating segment, goodwill totaling $50.6 million and other intangible assets totaling $10.5 million in connection with the acquisition of Mid Illinois.  During 2017, the Company recorded $1.0 million of other intangible assets in the Wealth Management operating segment in connection with the acquisition of Mid Illinois.  The carrying amount of goodwill by operating segment, at December 31, 2018 and 2017 is as follows (dollars in thousands):

	Balance at	Balance at
Goodwill:	December 31, 2018	December 31, 2017
Banking	$246,999	$248,660
Remittance Processing	8,992	8,992
Wealth Management	11,694	11,694
Total goodwill	$267,685	$269,346

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited.  Other intangible asset disclosures are as follows (dollars in thousands):

	Balance at		Balance at
	December 31,	2018	December 31,	2017
	2018	Amortization	2017	Amortization
Amortized intangible assets:
Core deposit intangible assets	$31,836	$5,535	$37,371	$4,529
Customer relationship intangible assets	1,037	319	1,356	716
	$32,873	$5,854	$38,727	$5,245

		Customer
	Core deposit	relationship
	intangible	intangible
As of December 31, 2018:
Gross carrying amount	$63,029	$13,168
Accumulated amortization	31,193	12,131
	$31,836	$1,037

Estimated amortization expense at December 31, 2018:
2019	$5,108	$276
2020	4,680	233
2021	4,251	191
2022	3,820	148
2023	3,387	106
Thereafter	10,590	83
	$31,836	$1,037

Note 10. Deposits

The composition of deposits is as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Demand deposits, noninterest-bearing	$1,464,700	$1,597,421
Interest-bearing transaction deposits	1,435,574	1,166,170
Saving deposits and money market deposits	1,852,044	2,026,212
Time deposits	1,497,003	1,336,162
Total	$6,249,321	$6,125,965

The Company did not hold any brokered interest-bearing transaction deposits at December 31, 2018.  The Company held brokered interest-bearing transaction deposits of $5.0 million at December 31, 2017.  The Company held brokered savings deposits and money market deposits of $17.5 million and $75.1 million at December 31, 2018 and 2017, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $673.7 million and $578.9 million at December 31, 2018 and 2017, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $264.1 million and $197.9 million at December 31, 2018 and 2017, respectively.  The Company held brokered time deposits of $262.5 million and $247.7 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the scheduled maturities of time deposits are as follows (dollars in thousands):

2019	$996,048
2020	305,167
2021	83,220
2022	72,048
2023	40,504
Thereafter	16
$1,497,003

Note 11.  Borrowings

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  The Company had no federal funds purchased at December 31, 2018 and 2017.

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

On April 30, 2018, the Company entered into a third amendment to extend the maturity of its revolving facility from April 30, 2018 to April 30, 2019, to decrease the maximum principal amount from $40.0 million to $20.0 million, and to amend the annual interest rate. Subsequent to year end, on January 29, 2019, the Company entered into an Amended and Restated Credit Agreement to allow any outstanding balance on the revolving facility at the maturity date of April 30, 2019 to be converted into a term loan with a maturity date of April 30, 2021. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance on the revolving facility at December 31, 2018 or 2017.

The Amended and Restated Credit Agreement also provides for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings and weighted average interest rates (dollars in thousands):

	December 31,	December 31,
	2018	2017
Securities sold under agreements to repurchase
Balance at end of period	$185,796	$304,566
Weighted average interest rate at end of period	1.05%	0.57%
Maximum outstanding at any month end in year-to-date period	$267,596	$304,566
Average daily balance for the year-to-date period	$234,239	$213,527
Weighted average interest rate during period(1)	0.69%	0.46%

Short-term borrowings, FHLB advances
Balance at end of period	$—	$220,000
Weighted average interest rate at end of period	—%	1.42%
Maximum outstanding at any month end in year-to-date period	$225,000	$234,600
Average daily balance for the year-to-date period	$81,438	$84,201
Weighted average interest rate during period(1)	1.80%	1.20%

(1)	The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Long-term debt is summarized as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$50,000	$50,000

As of December 31, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.20% to 2.41%.  The weighted average rate on these long-term advances was 2.28% as of December 31, 2018.  As of December 31, 2017, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.10% to 1.32%.  The weighted average rate on these long-term advances was 1.19% as of December 31, 2017.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.6 million and $1.0 million, respectively, at December 31, 2017.  The Company used the net proceeds from the offering to finance a portion of the cash consideration for its acquisition of First Community, to redeem a portion of First Community subordinated debentures in July 2017, and to finance a portion of the cash consideration for its acquisition of Mid Illinois in October 2017, with the remaining proceeds to be used for general corporate purposes.

In relation to the First Community acquisition, the Company assumed $15.3 million in subordinated debt, of which $9.8 million was simultaneously redeemed.  A $0.3 million purchase accounting premium was recorded on the remaining subordinated debt.  On September 30, 2018, the Company, at its option, redeemed the balance of the subordinated debt at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest.

Note 12.  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life.  The Company had $71.2 million and $71.0 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2018 and 2017, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of December 31, 2018, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 13.  Regulatory Capital

The Company and the Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2018 and 2017, all capital ratios of the Company and the Banks exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2018 that would change this designation.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$894,572	14.83%	$482,638	8.00%	$603,297	10.00%
Busey Bank	$854,351	14.19%	$481,701	8.00%	$602,126	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$783,924	12.99%	$361,978	6.00%	$482,638	8.00%
Busey Bank	$803,703	13.35%	$361,276	6.00%	$481,701	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$709,924	11.77%	$271,484	4.50%	$392,143	6.50%
Busey Bank	$803,703	13.35%	$270,957	4.50%	$391,382	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$783,924	10.36%	$302,704	4.00%	N/A	N/A
Busey Bank	$803,703	10.64%	$302,232	4.00%	$377,789	5.00%

			Minimum		Minimum
			Capital Requirement plus		To Be Well
	Actual		Capital Buffer		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$837,183	14.15%	$473,310	8.00%	$591,638	10.00%
Busey Bank	$704,807	12.78%	$441,062	8.00%	$551,327	10.00%
South Side Bank	$84,914	22.61%	$30,049	8.00%	$37,561	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$718,101	12.14%	$354,983	6.00%	$473,310	8.00%
Busey Bank	$651,432	11.82%	$330,797	6.00%	$441,062	8.00%
South Side Bank	$84,707	22.55%	$22,537	6.00%	$30,049	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$644,633	10.90%	$266,237	4.50%	$384,565	6.50%
Busey Bank	$651,432	11.82%	$248,098	4.50%	$358,363	6.50%
South Side Bank	$84,707	22.55%	$16,903	4.50%	$24,415	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$718,101	9.78%	$293,588	4.00%	N/A	N/A
Busey Bank	$651,432	9.80%	$265,847	4.00%	$332,309	5.00%
South Side Bank	$84,707	12.75%	$26,571	4.00%	$33,214	5.00%

In July 2013, the U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of CET1, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of CET1 to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. When fully phased in on January 1, 2019, the capital conservation buffer is 2.5% of CET1. In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, banking institutions, must maintain minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in an accumulated deficit position since 2009, it was not able to pay dividends.  With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018.  Busey Bank returned to positive retained earnings in the second quarter of 2018.  The Company expects Busey Bank to return to paying dividends in future periods.

Note 14.  Income Taxes

The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Current expense:
Federal	$18,076	$27,168	$15,486
State	9,807	4,117	785
Deferred expense:
Federal	5,068	11,583	6,147
State	2,048	2,517	4,305
Total income tax expense	$34,999	$45,385	$26,723

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the accompanying Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2018	2017	2016
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Income
Income tax at federal statutory rate	21.0%	35.0%	35.0%
Effect of:
TCJA	—%	7.5%	—%
Tax-exempt interest, net	(1.3)%	(2.1)%	(2.4)%
Stock incentive	(0.3)%	(0.5)%	—%
State income taxes, net	7.3%	4.0%	4.3%
Income on bank owned life insurance	(0.6)%	(0.9)%	(1.0)%
Other, net	—%	(1.0)%	(0.9)%
	26.1%	42.0%	35.0%

On December 22, 2017, TCJA was signed into law and became effective January 2018. The TCJA reduced the corporate tax rate as well as adjusted tax rates, deductions and exemptions for individuals and businesses alike. The Company took a non-recurring, non-cash charge of $8.1 million in the fourth quarter of 2017 as a result of the revaluation of the Company’s net deferred tax position following the enactment of the TCJA.

Net deferred taxes at December 31, 2018 and 2017 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands).

	2018	2017
Deferred tax assets:
Unrealized losses on securities available for sale	$2,716	$1,362
Allowance for loan losses	14,885	15,751
Stock-based compensation	2,208	1,869
Deferred compensation	1,454	2,455
Affordable housing partnerships and other investments	691	970
Purchase accounting adjustments	4,563	7,712
Accrued vacation	744	604
Employee costs	260	759
Other	1,095	1,336
	$28,616	$32,818

Deferred tax liabilities:
Basis in premises and equipment	(1,213)	(1,909)
Affordable housing partnerships and other investments	(1,868)	(1,769)
Purchase accounting adjustments	(1,102)	(1,262)
Mortgage servicing assets	(1,159)	(1,120)
Basis in core deposit and customer intangible assets	(9,299)	(10,955)
Deferred loan origination costs	(1,593)	(1,168)
Other	(984)	—
	$(17,218)	$(18,183)
Net operating loss carryforward, net of valuation allowance	33	2,661
Net deferred tax assets	$11,431	$17,296

At December 31, 2018, the Company had an immaterial federal net operating loss carryforward remaining in relation to the First Community acquisition, which is subject to limitations under Section 382 of the Internal Revenue Code.  At December 31, 2017, the Company had a federal net operating loss carryforward of $2.7 million, or approximately $12.7 million pre-tax.

At December 31, 2017, the Company had a Florida net operating loss carryforward of $0.1 million with a full valuation allowance, which was utilized in 2018.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no additional valuation allowance is required for any other deferred tax assets as of December 31, 2018 and 2017.

Note 15.  Employee Benefit Plans

Employees' Stock Ownership Plan

Prior to 2014, the First Busey Corporation Employees' Stock Ownership Plan (“ESOP”) was available to all full-time employees who met certain age and length of service requirements.  Effective in 2014, the ESOP was frozen, all shares were fully vested and there will be no new contributions under the ESOP.  Dividends on allocated shares of common stock are distributed directly to the participants.  All shares held by the ESOP, which were acquired prior to the issuance of ASC Topic 718-40, "Employee Stock Ownership Plans", are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC Topic 718-40 for shares purchased prior to December 31, 1992.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 115,602 worth $2.8 million and 121,082 worth $3.6 million at December 31, 2018 and 2017, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and associated fair values were 36,639 worth $0.9 million and 42,439 worth $1.3 million at December 31, 2018 and 2017, respectively.

Profit Sharing Plan

All full-time employees who meet certain age and service requirements are eligible to participate in the Company's profit-sharing plan. The contributions, if any, are determined solely by the boards of directors of the Company and its subsidiaries, and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year.

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately.  Expenses related to the employee benefit plans are $5.4 million, $5.1 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company had sponsored deferred compensation plans for executive officers for deferral of compensation. Effective March 28, 2018, the deferred compensation plan was terminated and all account balances will be distributed in April 2019.  The deferred compensation expense reported was $0.3 million for the years ended December 31, 2018, 2017 and 2016. The deferred compensation liability was $6.4 million and $10.2 million at December 31, 2018 and 2017, respectively.  The 2017 deferred compensation liability was impacted by the Mid Illinois acquisition and included $3.9 million which was distributed in January 2018.

Note 16.  Share-based Compensation

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

The 2010 Equity Plan's effective date was May 19, 2010. The 2010 Equity Plan will continue in effect until terminated by the board of directors; provided that no awards may be granted under the 2010 Equity Plan after the ten-year anniversary of the effective date. Any awards that are outstanding after the tenth anniversary of the effective date will remain subject to the terms of the 2010 Equity Plan.

The following additional limits apply to awards under the 2010 Equity Plan, however due to changes imposed by the TCJA, “performance-based compensation” only applies to arrangements subject to a written binding contract in effect on November 2, 2017, that have not subsequently been materially modified:

•

the maximum number of shares of stock that may be covered by options that are intended to be "performance-based compensation" which are granted to any one participant during any calendar year is 133,333 shares;

•

the maximum number of shares of stock that may be covered by stock awards that are intended to be "performance-based compensation" which are granted to any one participant during any calendar year is 66,667 shares; and

•

the maximum dollar amount of cash incentive awards or cash-settled stock awards intended to be "performance-based compensation" payable to any one participant with respect to any calendar year is $1,000,000.

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Plan. Further, in 2017, the Company registered 443,619 shares of its common stock issuable in the future pursuant to First Community 2016 Equity Incentive Plan to legacy employees and directors of First Community and its subsidiaries and upon the exercise of currently outstanding equity awards under the First Community 2016 Equity Incentive Plan and the First Community Amended and Restated 2008 Equity Incentive Plan held by former employees of First Community and its subsidiaries.  Pursuant to the terms of the First Community 2016 Equity Incentive Plan, the Company may grant awards with respect to First Busey common stock to legacy employees and directors of First Community or its subsidiaries, including but not limited to non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units.

The Company currently grants share-based compensation in the form of restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of DSUs, which are RSUs with a deferred settlement date, to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Plan or the First Community 2016 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.  The Company also has outstanding stock options granted prior to 2011 and stock options assumed from acquisitions.

Under the terms of the Company’s 2010 Equity Plan and First Community 2016 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of RSUs and DSUs from its inventory of treasury stock.  As of December 31, 2018, the Company held 310,745 shares in treasury.  On February 3, 2015, First Busey announced that its board of directors approved a repurchase plan under which the Company is authorized to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  During 2015, the Company purchased 333,333 shares under this repurchase plan.  At December 31, 2018 the Company had 333,334 shares that may still be purchased under the plan.

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

A summary of the status of the Company's stock option awards for the years ended December 31, 2018, 2017, and 2016, and the changes during the years ended on those dates is as follows:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	213,428	$16.97	209,382	$15.13	96,568	$43.64
Converted options from Pulaski	—	—	—	—	309,700	13.29
Converted options from First Community	—	—	121,360	21.41	—	—
Exercised	(105,275)	13.38	(99,605)	13.74	(145,774)	15.09
Forfeited	(16,014)	22.02	(5,279)	23.53	(394)	13.87
Expired	(4,539)	12.90	(12,430)	52.40	(50,718)	58.23
Outstanding at end of year	87,600	$20.58	213,428	$16.97	209,382	$15.13

Exercisable at end of year	70,034	$19.84	167,144	$15.16	209,382	$15.13

The following table summarizes information about stock options outstanding at December 31, 2018:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
$10.43-13.47	21,173	$12.31	2.16		21,173
17.05	924	17.05	1.05		924
21.03-23.53	65,503	23.30	6.32		47,937
	87,600	$20.58	5.26	$312	70,034	$295

The Company recorded $0.2 million stock option compensation expense for the twelve months ended December 31, 2018 and 2017 related to the converted options from First Community.  The Company did not record any stock option compensation expense during 2016.  As of December 31, 2018, the Company had $0.2 million of unrecognized stock option expense. This cost is expected to be recognized in 2019.

Restricted Stock Unit Plan

In relation to the Pulaski acquisition, the Company also assumed performance based restricted stock unit awards.  At the effective time of the acquisition, the number of Pulaski common shares covered by each award was fixed at the target level under Pulaski’s existing plan and automatically converted into a service-based restricted stock unit award of First Busey common stock that was equal to the number of shares of Pulaski common stock multiplied by the exchange ratio.  Each assumed restricted stock unit award vested, without regard to any performance metrics, on September 30, 2017 or if applicable, the award holders' earlier involuntary termination of employment for reasons other than cause or voluntary termination of employment for good reason, as specified in the award agreement.

A summary of the changes in the Company’s RSUs for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	587,763	$22.68	552,610	$18.45	424,930	$17.10
Reclass DSU to RSU	23,977	25.47	—	—	—	—
Converted units from Pulaski	—	—	—	—	53,004	14.25
Granted	172,571	31.70	160,532	30.34	126,669	22.44
Dividend equivalents earned	16,879	29.96	13,479	30.14	14,935	21.09
Vested	(104,512)	16.40	(116,498)	14.73	(54,913)	14.61
Forfeited	(6,183)	24.84	(22,360)	19.20	(12,015)	15.19
Outstanding at end of year	690,495	$26.14	587,763	$22.68	552,610	$18.45

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.  Dividends related to the converted Pulaski units were accumulated and paid in cash upon vesting in 2017.

On August 1, 2018, under the terms of the 2010 Equity Plan, the Company granted 152,926 RSUs to members of management, and under the terms of the First Community 2016 Equity Incentive Plan, granted 12,545 RSUs to members of management who were legacy First Community employees.  As the stock price on the grant date of August 1, 2018 was $31.70, total compensation cost to be recognized is $5.2 million.  This cost will be recognized over a period of four to five years.  Subsequent to the requisite service period, the awards will become 100% vested.  Further, the Company granted 7,100 RSUs, under the terms of the 2010 Equity Plan, to the Chairman of the Board.  As the stock price on the grant date of August 1, 2018 was $31.70, total compensation cost to be recognized is $0.2 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will become 100% vested.

A description of RSUs granted in 2017 and 2016 under the terms of the 2010 Equity Plan or the First Community 2016 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2017 and 2016.

Deferred Stock Unit Plan

A summary of the changes in the Company’s DSUs for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	42,411	$25.47	35,038	$21.04	24,763	$19.25
Reclass DSU to RSU	(23,977)	25.47	—	—	—	—
Granted	20,500	31.70	24,100	29.61	22,428	22.44
Dividend equivalents earned	2,300	29.99	2,426	30.22	2,576	21.20
Vested	(20,584)	29.68	(19,153)	23.18	(14,729)	20.18
Forfeited	(201)	31.67	—	—	—	—
Non-vested at end of year	20,449	$27.93	42,411	$25.47	35,038	$21.04
Outstanding at end of year	86,700	$22.42	119,985	$21.00	93,459	$18.54

On August 1, 2018, under the terms of the 2010 Equity Plan, the Company granted 17,500 DSUs to directors and under the terms of the First Community 2016 Equity Incentive Plan granted 1,500 DSUs to a director who was a legacy First Community director.  In addition, under the terms of the 2010 Equity Plan, the Company granted 1,500 advisory DSUs to advisory directors. As the stock price on the grant date of August 1, 2018 was $31.70, total compensation cost to be recognized is $0.6 million.  These costs will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders; whichever is earlier.

A description of DSUs granted in 2017 and 2016 under the terms of the 2010 Equity Plan or First Community 2016 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2017 and 2016.

The Company issued 104,637, 79,459 and 43,396 treasury shares in conjunction with the vesting of RSUs and settlement of DSUs in 2018, 2017 and 2016, respectively. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

The Company recognized $3.5 million, $2.6 million and $1.8 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $10.9 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.6 years.

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

The following is an analysis of the changes in loans to related parties as a group during the year ended December 31, 2018 (dollars in thousands):

Balance at beginning of year	$46,915
Change in relationship	(5,891)
New loans/advances	4,795
Repayments	(13,025)
Balance at end of year	$32,794

Total unused commitments to directors and executive officers were $20.3 million at December 31, 2018.

Note 18.  Outstanding Commitments and Contingent Liabilities

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,398,483	$1,300,294
Standby letters of credit	32,156	37,231

Lease Commitments

At December 31, 2018, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $2.4 million, $3.7 million, and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Rent commitments before considering renewal options that generally are present, were as follows at December 31, 2018 (dollars in thousands):

2019	$1,716
2020	1,571
2021	1,019
2022	795
2023	503
Thereafter	1,189
$6,793

Note 19. Derivative Financial Instruments

The Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and derivatives to customers for interest rate swaps.  See “Note 20. Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments. At December 31, 2018 and 2017, the Company had issued $27.2 million and $51.7 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At December 31, 2018 and 2017, the Company had issued $48.6 million and $139.7 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Fair value recorded in other assets	$624	$675
Fair value recorded in other liabilities	1,205	2,148

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the Consolidated Statements of Income for the twelve months ended December 31, 2018, 2017 and 2016 are summarized as follows (dollars in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016

Gross gains	$3,494	$14,724	$25,270
Gross (losses)	(3,874)	(13,250)	(24,783)
Net gains (losses)	$(380)	$1,474	$487

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Derivatives to Customers.  The Company may offer derivative contracts to its customers in connection with their risk management needs. These derivatives are primarily interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $243.7 million and $161.3 million at December 31, 2018 and 2017, respectively, these contracts support variable rate, commercial loan relationships totaling $121.8 million and $80.7 million, respectively.  These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Fair value recorded in other assets	$1,438	$262
Fair value recorded in other liabilities	1,438	262

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the year ended December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Gross gains	$1,176	$262
Gross losses	(1,176)	(262)
Net gains (losses)	$—	$—

The Company pledged $1.0 million in cash to secure its obligation under these contracts at December 31, 2018.  The Company pledged $2.0 million in cash and $0.4 million in securities to secure its obligation under these contracts at December 31, 2017.

Note 20. Fair Value Measurements

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

There were no transfers between levels during the year ended December 31, 2018 or 2017.

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

The market inputs that the independent pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.  The independent pricing service also monitors market indicators, industry and economic events.  For certain security types, additional inputs may be used or some of the market inputs may not be applicable.  Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on a given day.  Because the data utilized was observable, the securities have been classified as level 2.

Securities Equity Investments. Securities classified as equity investments are reported at fair value utilizing level 1 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1.

Loans Held for Sale. Loans held for sale are reported at fair value utilizing level 2 measurements. The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as level 2.

Derivative Assets and Derivative Liabilities. Derivative assets and derivative liabilities are reported at fair value utilizing level 2 measurements.  The fair value of derivative assets and liabilities is determined based on prices that are obtained from a third-party which uses observable market inputs.  Derivative assets and liabilities are classified as level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Fair value adjusted through comprehensive income:
Securities available for sale
U.S. Treasury securities	$—	$25,411	$—	$25,411
Obligations of U.S. government corporations and agencies	—	52,342	—	52,342
Obligations of states and political subdivisions	—	170,044	—	170,044
Commercial mortgage-backed securities	—	1,942	—	1,942
Residential mortgage-backed securities	—	315,748	—	315,748
Corporate debt securities	—	132,198	—	132,198
Fair value adjusted through current period earnings:
Securities equity investments	6,169	—	—	6,169
Loans held for sale	—	25,895	—	25,895
Derivative assets	—	2,062	—	2,062
Derivative liabilities	—	2,643	—	2,643

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Securities available for sale
U.S. Treasury securities	$—	$60,348	$—	$60,348
Obligations of U.S. government corporations and agencies	—	103,665	—	103,665
Obligations of states and political subdivisions	—	280,199	—	280,199
Residential mortgage-backed securities	—	397,436	—	397,436
Corporate debt securities	—	31,034	—	31,034
Securities equity investments	5,378	—	—	5,378
Loans held for sale	—	94,848	—	94,848
Derivative assets	—	937	—	937
Derivative liabilities	—	2,410	—	2,410

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, periodically, a loan is identified as impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms.  Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all impaired loan fair values have been classified as level 3.

OREO. Non-financial assets and non-financial liabilities measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of the unobservable inputs, all OREO fair values have been classified as level 3.

Bank Property Held for Sale. Bank property held for sale represents certain banking center office buildings which the Company has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals or real estate listing price.  Due to the significance of the unobservable inputs, all bank property held for sale fair values have been classified as level 3.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2018
Impaired loans	$—	$—	$10,999	$10,999
OREO	—	—	55	55
Bank property held for sale	—	—	1,832	1,832

December 31, 2017
Impaired loans	$—	$—	$1,313	$1,313
OREO(1)	—	—	—	—

(1)	OREO fair value was less than one thousand dollars.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
December 31, 2018
Impaired loans	$10,999	Appraisal of collateral	Appraisal adjustments	- 3.3%	to	- 100.0%
				(-24.1)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

December 31, 2017
Impaired loans	$1,313	Appraisal of collateral	Appraisal adjustments	- 20.3%	to	- 100.0%
				(-30.8)%
OREO(1)	—	Appraisal of collateral	Appraisal adjustments	-100.0%
				(-100.0)%

(1)	OREO fair value was less than one thousand dollars.

The carrying value for cash and cash equivalents approximates fair value and due to the short-term maturity is classified as level 1.  The carrying value approximates fair value for accrued interest receivable and accrued interest payable and both are classified as level 2. The methodologies for other financial assets and financial liabilities are discussed below:

Securities held to maturity

Fair value measurements for securities held to maturity are from an independent pricing service. The independent pricing service evaluations are based on market data.  Securities held to maturity are classified as level 2.

Portfolio loans, net

Our performing portfolio loans consist of variable rate, hybrid rate and fixed rate loans. The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and are classified as level 3.  Fair value of impaired loans is discussed above.

Mortgage servicing rights

The fair value of mortgage servicing rights is estimated by discounting the future cash flows at a market rate of return and classified as level 3.

Other servicing rights

The fair value of other servicing rights relates to servicing that First Busey provides on Small Business Administration loans and is estimated by discounting the future cash flows at a market rate of return and classified as level 3.

Deposits and securities sold under agreements to repurchase

The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities. The carrying amounts reported in the balance sheet for securities sold under agreements to repurchase approximate those liabilities' fair values. Deposits and securities sold under agreements to repurchase are classified as level 2.

Short-term borrowings

The fair value of short-term borrowings, which includes advances from the FHLB, is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics and is classified as level 2.

Long-term debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt and is classified as level 2.

Junior subordinated debt owed to unconsolidated trusts

The fair value of junior subordinated debt owed to unconsolidated trusts is estimated by discounting the future cash flows using the current rates for similar junior subordinated debt owed to unconsolidated trusts and are classified as level 2.

Senior and subordinated notes, net of unamortized issuance costs

The fair value of senior and subordinated notes is estimated based on the rates currently available to the Company with similar terms, remaining maturity and credit spread and classified as level 3.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$239,973	$239,973	$353,272	$353,272
Level 2 inputs:
Securities held to maturity	608,660	603,360	443,550	441,052
Accrued interest receivable	22,314	22,314	22,591	22,591
Level 3 inputs:
Portfolio loans, net	5,517,780	5,473,063	5,465,918	5,361,406
Mortgage servicing rights	3,315	11,051	3,680	8,635
Other servicing rights	781	1,443	280	901

Financial liabilities:
Level 2 inputs:
Time deposits(2)	$1,497,003	$1,482,301	$—	$—
Deposits(2)	—	—	6,125,965	6,119,135
Securities sold under agreements to repurchase	185,796	185,796	304,566	304,566
Short-term borrowings	—	—	220,000	220,000
Long-term debt	50,000	49,873	50,000	50,000
Junior subordinated debt owed to unconsolidated trusts	71,155	65,182	71,008	71,008
Accrued interest payable	6,568	6,568	2,581	2,581
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,539	39,452	39,404	39,104
Subordinated notes, net of unamortized issuance costs	59,147	58,186	64,715	64,350

(2)	In connection with the adoption of ASU 2016-01 in 2018, only deposits with stated maturities are required to be disclosed.

Note 21. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options were exercised and restricted stock units were vested.  Stock options and restricted stock units for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect and are excluded from the calculation.  At December 31, 2018, 191,278 warrants and 172,571 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2017, 75,387 outstanding options, 191,278 warrants and 9,425 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Earnings per common share have been computed as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Net income available to common stockholders	$98,928	$62,726	$49,694
Shares:
Weighted average common shares outstanding	48,854	42,685	35,081
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	361	441	332

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	49,215	43,126	35,413

Basic earnings per common share	$2.02	$1.47	$1.42

Diluted earnings per common share	$2.01	$1.45	$1.40

Note 22.  Operating Segments and Related Information

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
As of December 31,	2018	2017	2018	2017

Banking	$246,999	$248,660	$7,656,709	$7,809,738
Remittance Processing	8,992	8,992	39,278	34,646
Wealth Management	11,694	11,694	20,992	32,077
Other	—	—	(14,622)	(15,821)
Totals	$267,685	$269,346	$7,702,357	$7,860,640

	Years ended December 31,
	2018	2017	2016
Net interest income:
Banking	$248,291	$208,184	$156,374
Remittance Processing	67	60	55
Wealth Management	327	321	266
Other	(7,279)	(5,199)	(2,035)
Total net interest income	$241,406	$203,366	$154,660

Non-interest income:
Banking	$43,197	$47,524	$41,816
Remittance Processing	15,876	12,137	11,554
Wealth Management	31,621	27,270	23,563
Other	(701)	(2,457)	(1,764)
Total non-interest income	$89,993	$84,474	$75,169

Non-interest expense:
Banking	$154,455	$139,521	$117,293
Remittance Processing	10,749	8,704	8,668
Wealth Management	19,283	17,079	16,484
Other	8,556	9,122	5,417
Total non-interest expense	$193,043	$174,426	$147,862

Income before income taxes:
Banking	$132,604	$110,884	$75,347
Remittance Processing	5,194	3,493	2,941
Wealth Management	12,665	10,512	7,345
Other	(16,536)	(16,778)	(9,216)
Total income before income taxes	$133,927	$108,111	$76,417

Net income:
Banking	$97,369	$65,704	$48,691
Remittance Processing	3,710	2,007	1,758
Wealth Management	9,372	6,229	4,388
Other	(11,523)	(11,214)	(5,143)
Total net income	$98,928	$62,726	$49,694

Note 23.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below (dollars in thousands).

BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

Cash and due from subsidiary banks	$72,007	$54,946
Securities equity investments	6,162	836
Investments in subsidiaries:
Banks	1,088,710	1,012,396
Non-bank	—	26,319
Premises and equipment, net	67	41
Other assets	6,782	23,692
Total assets	$1,173,728	$1,118,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Senior notes, net of unamortized issuance costs	$39,539	$39,404
Subordinated notes, net of unamortized issuance costs	59,147	64,715
Junior subordinated debentures owed to unconsolidated trusts	71,155	71,008
Other liabilities	8,923	8,100
Total liabilities	178,764	183,227

Total stockholders' equity	994,964	935,003
Total liabilities and stockholders' equity	$1,173,728	$1,118,230

STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
Operating income:
Dividends from subsidiaries:
Pulaski Bank before bank merger	$—	$—	$8,700
Non-bank before Busey Trust merger	17,000	4,000	4,000
Interest income	747	264	—
Security gains, net	2,322	—	—
Other income	8,096	6,890	5,664
Total operating income	28,165	11,154	18,364

Expense:
Salaries, wages and employee benefits	13,624	11,398	8,879
Interest expense	8,026	5,464	2,035
Operating expense	6,051	7,060	3,967
Total expense	27,701	23,922	14,881

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	464	(12,768)	3,483
Income tax benefit	5,013	5,553	4,073
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	5,477	(7,215)	7,556

Equity in undistributed (in excess of) net income of subsidiaries:
Banks	103,309	68,635	41,980
Non-bank before Busey Trust merger	(9,858)	1,306	158
Net income	$98,928	$62,726	$49,694

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$98,928	$62,726	$49,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212	428	198
Distributions less than net income of subsidiaries	(93,451)	(69,940)	(42,138)
Net security gains	(2,322)	—	—
Stock-based compensation	3,721	2,752	1,803
Changes in assets and liabilities:
Decrease (increase) in other assets	13,985	(1,105)	1,057
Increase (decrease) in other liabilities	1,361	(2,703)	(3,690)
Net cash provided by (used in) operating Activities	22,434	(7,842)	6,924

Cash Flows from Investing Activities
Net cash (outlay) received for business acquisition	—	(61,371)	602
Purchases of premises and equipment	(46)	—	(3)
Net cash (used in) provided by investing activities	(46)	(61,371)	599

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	40,000	40,000	30,000
Value of shares surrendered upon vesting to satisfy tax withholding obligations of stock based compensation	(817)	(1,414)	(809)
Cash dividends paid	(39,010)	(30,707)	(22,748)
Repayments of subordinated debt	(5,500)	(9,800)	—
Proceeds from issuance of senior and subordinated debt	—	98,312	—
Proceeds from stock options exercised	—	626	—
Common stock issuance costs	—	(365)	(246)
Net cash (used in) provided by financing activities	(5,327)	96,652	6,197

Net increase in cash and due from subsidiary banks	17,061	27,439	13,720
Cash and cash equivalents, beginning of period	54,946	27,507	13,787

Cash and cash equivalents, ending of period	$72,007	$54,946	$27,507

Note 24.  Unaudited Interim Financial Data

The following table reflects summarized unaudited quarterly data for the periods described (dollars in thousands, except per share data):

	2018
	December 31	September 30	June 30	March 31

Total interest income	$74,314	$72,761	$70,325	$68,633
Total interest expense	13,811	11,987	9,953	8,876
Net interest income	60,503	60,774	60,372	59,757
Provision for loan losses	405	758	2,258	1,008
Total non-interest income	22,852	21,853	22,802	22,486
Total non-interest expense	48,769	45,929	47,305	51,040
Income before income taxes	34,181	35,940	33,611	30,195
Income taxes	8,891	9,081	8,749	8,278
Net income	$25,290	$26,859	$24,862	$21,917

Basic earnings per share	$0.52	$0.55	$0.51	$0.45
Diluted earnings per share	$0.51	$0.55	$0.51	$0.45

	2017
	December 31	September 30	June 30	March 31

Total interest income	$70,847	$62,519	$46,009	$44,927
Total interest expense	7,801	6,578	3,643	2,914
Net interest income	63,046	55,941	42,366	42,013
Provision for loan losses	2,809	1,494	500	500
Total non-interest income	23,561	20,837	20,062	20,014
Total non-interest expense	53,100	46,939	36,768	37,619
Income before income taxes	30,698	28,345	25,160	23,908
Income taxes	18,405	9,561	8,681	8,738
Net income	$12,293	$18,784	$16,479	$15,170

Basic earnings per share	$0.25	$0.41	$0.43	$0.40
Diluted earnings per share	$0.25	$0.41	$0.43	$0.39