Form 10-Q
period 2019-03-31
FIRST BUSEY CORP /NV/
filed 2019-05-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Tittle of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $.001 par value	BUSE	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, $.001 par value	55,624,627

FIRST BUSEY CORPORATION

FORM 10-Q

March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Assets
Cash and due from banks	$112,775	$128,838
Interest-bearing deposits	217,632	111,135
Total cash and cash equivalents	330,407	239,973

Securities available for sale	1,918,295	697,685
Securities held to maturity (fair value 2019 $15,975; 2018 $603,360)	15,846	608,660
Securities equity investments	6,378	6,169
Loans held for sale, at fair value	20,291	25,895
Portfolio loans (net of allowance for loan losses 2019 $50,915; 2018 $50,648)	6,464,166	5,517,780
Premises and equipment, net	147,958	117,672
Right of use asset	10,898	—
Goodwill	314,343	267,685
Other intangible assets, net	63,396	32,873
Cash surrender value of bank owned life insurance	172,934	128,491
Other assets	72,422	59,474
Total assets	$9,537,334	$7,702,357
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,791,339	$1,464,700
Interest-bearing	5,971,887	4,784,621
Total deposits	7,763,226	6,249,321

Securities sold under agreements to repurchase	217,077	185,796
Short-term borrowings	30,739	—
Long-term debt	89,476	50,000
Senior notes, net of unamortized issuance costs	39,573	39,539
Subordinated notes, net of unamortized issuance costs	59,172	59,147
Junior subordinated debt owed to unconsolidated trusts	71,192	71,155
Lease liability	10,982	—
Other liabilities	69,756	52,435
Total liabilities	8,351,193	6,707,393

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; 55,910,674 shares issued 2019 and 49,185,581 shares issued 2018	56	49
Additional paid-in capital	1,247,340	1,080,084
Accumulated deficit	(57,125)	(72,167)
Accumulated other comprehensive income (loss)	1,595	(6,812)
Total stockholders’ equity before treasury stock	1,191,866	1,001,154

Treasury stock, at cost (2019 286,106 shares; 2018 310,745 shares)	(5,725)	(6,190)
Total stockholders’ equity	1,186,141	994,964
Total liabilities and stockholders’ equity	$9,537,334	$7,702,357

Common shares outstanding at period end	55,624,627	48,874,836

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$71,789	$60,960
Interest and dividends on investment securities:
Taxable interest income	10,184	5,990
Non-taxable interest income	1,076	1,260
Other interest income	1,232	423
Total interest income	84,281	68,633
Interest expense:
Deposits	12,500	5,987
Federal funds purchased and securities sold under agreements to repurchase	583	341
Short-term borrowings	191	476
Long-term debt	579	164
Senior notes	400	400
Subordinated notes	731	793
Junior subordinated debt owed to unconsolidated trusts	914	715
Total interest expense	15,898	8,876
Net interest income	68,383	59,757
Provision for loan losses	2,111	1,008
Net interest income after provision for loan losses	66,272	58,749
Non-interest income:
Trust fees	8,115	7,514
Commissions and brokers’ fees, net	914	1,096
Remittance processing	3,780	3,392
Fees for customer services	8,097	6,946
Mortgage revenue	1,945	1,643
Security gains, net	42	—
Other income	3,052	1,895
Total non-interest income	25,945	22,486
Non-interest expense:
Salaries, wages and employee benefits	32,341	28,819
Net occupancy expense of premises	4,202	3,821
Furniture and equipment expenses	2,095	1,913
Data processing	4,401	4,345
Amortization of intangible assets	2,094	1,515
Other expense	12,030	10,627
Total non-interest expense	57,163	51,040
Income before income taxes	35,054	30,195
Income taxes	9,585	8,278
Net income	$25,469	$21,917

Basic earnings per common share	$0.48	$0.45
Diluted earnings per common share	$0.48	$0.45
Dividends declared per share of common stock	$0.21	$0.20

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net income	$25,469	$21,917
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized net gains/(losses) on securities:
Unrealized net holding gains (losses) arising during period	6,799	(8,754)
Unrealized gains on investment securities transferred from held to maturity to available for sale	4,780	—
Reclassification adjustment for losses included in net income	184	—
Other comprehensive income (loss), before tax	11,763	(8,754)
Income tax expense (benefit) related to items of other comprehensive income	3,356	(2,495)
Other comprehensive income (loss), net of tax	8,407	(6,259)
Comprehensive income	$33,876	$15,658

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2017	48,684,943	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income	—	—	—	21,917	—	—	21,917
Other comprehensive loss	—	—	—	—	(6,259)	—	(6,259)
Tax Cuts and Jobs Act of 2017 reclassification	—	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	8,718	—	(248)	—	—	494	246
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	23,578	—	(1,206)	—	—	1,336	130
Cash dividends common stock at $0.20 per share	—	—	—	(9,739)	—	—	(9,739)
Stock dividend equivalents restricted stock units at $0.20 per share	—	—	128	(128)	—	—	—
Stock-based compensation	—	—	848	—	—	—	848
Balance, March 31, 2018	48,717,239	$49	$1,084,411	$(119,467)	$(9,674)	$(13,173)	$942,146

Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964

Net income	—	—	—	25,469	—	—	25,469
Other comprehensive income	—	—	—	—	8,407	—	8,407
Stock issued in acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Issuance of treasury stock for employee stock purchase plan	11,731	—	50	—	—	222	272
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	9,070	—	(171)	—	—	171	—
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	3,838	—	(72)	—	—	72	—
Cash dividends common stock at $0.21 per share	—	—	—	(10,266)	—	—	(10,266)
Stock dividend equivalents restricted stock units at $0.21 per share	—	—	161	(161)	—	—	—
Stock-based compensation	—	—	1,014	—	—	—	1,014
Balance, March 31, 2019	55,624,627	$56	$1,247,340	$(57,125)	$1,595	$(5,725)	$1,186,141

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$25,469	$21,917
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	1,014	848
Depreciation	2,671	2,384
Amortization of intangible assets	2,094	1,515
Provision for loan losses	2,111	1,008
Provision for deferred income taxes	1,751	3,172
Amortization of security premiums and discounts, net	1,355	2,324
Accretion of premiums and discounts on time deposits and trust preferred securities, net	(263)	(12)
Accretion of premiums and discounts on portfolio loans, net	(2,694)	(3,398)
Amortization of discount on FHLB advances	(4)	—
Security loss (gain), net	175	—
Unrealized (gain) on equity securities	(216)	—
Change in equity securities, net	—	350
Gain on sales of mortgage loans, net of origination costs	(2,141)	(2,093)
Mortgage loans originated for sale	(83,950)	(97,138)
Proceeds from sales of mortgage loans	93,463	165,045
Net losses on disposition of premises and equipment	24	52
Decrease in deferred compensation	(3,339)	—
Increase in cash surrender value of bank owned life insurance	(884)	(726)
Change in assets and liabilities:
(Increase) decrease in other assets	(3,121)	2,845
(Decrease) in other liabilities	(3,427)	(10,401)
Increase in interest payable	357	1,550
Increase in income taxes receivable	5,824	4,421
Net cash provided by operating activities	$36,269	$93,663

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	141,798	—
Proceeds from sales of securities classified equity	958	—
Proceeds from maturities of securities classified available for sale	43,435	43,066
Proceeds from sales of securities classified held to maturity	—	—
Proceeds from maturities of securities classified held to maturity	13,822	8,012
Purchases of securities classified available for sale	(125,464)	(2,164)
Purchases of securities classified held to maturity	—	(24,868)
Net increase in loans	(72,655)	(10,844)
Proceeds from sale of OREO properties	147	639
Purchases of premises and equipment	(1,052)	(4,508)
Proceeds from the redemption of FHLB stock, net	—	4,864
Net cash paid in acquisitions	(49,387)	—
Net cash (used in) provided by investing activities	$(48,398)	$14,197

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in certificates of deposit	$(25,958)	$72,764
Net (decrease) increase in demand deposits, money market and savings accounts	100,960	132,493
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(19,318)	(69,255)
Repayment of FHLB advances, net	(1,121)	—
Repayment of short-term borrowings	—	(220,000)
Net proceeds from short-term and long-term debt	60,000	—
Cash dividends paid	(10,266)	(9,739)
Repayment of long-term debt	(1,500)	—
Proceeds from stock options exercised	—	130
Common stock issuance costs	(234)	—
Net cash provided by (used in) financing activities	$102,563	$(93,607)

Net increase in cash and cash equivalents	90,434	14,253
Cash and cash equivalents, beginning of period	239,973	353,272

Cash and cash equivalents, ending of period	$330,407	$367,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$14,876	$7,325
Income taxes	690	—

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	577	348
Transfer of investment securities held to maturity to available for sale	573,639	—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Significant Accounting Policies

Basis of Financial Statement Presentation

When preparing these unaudited consolidated financial statements of First Busey Corporation and its subsidiaries (“First Busey,” “Company,” “we,” or “our”), a Nevada corporation, we have assumed that you have read the audited consolidated financial statements included in our 2018 Form 10-K.  These interim unaudited consolidated financial statements serve to update our 2018 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2019 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Use of Estimates

In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided.  Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, fair value of assets acquired and liabilities assumed in business combinations, goodwill, and the determination of the allowance for loan losses.

Leases

A determination is made at inception if an arrangement contains a lease. For arrangements that contain a lease, the Company recognizes the lease on the balance sheet as a right of use asset and corresponding lease liability. Lease-related assets, or right of use assets, are recognized on the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. If not readily determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the Company used a borrowing rate that corresponded to the remaining lease term.

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.

Impact of recently adopted accounting standards

Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing all lease transactions (with original terms in excess of 12 months) on the Consolidated Balance Sheet as a lease liability and a right-of-use asset. The guidance also requires qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, ASU 2018-11, "Leases (Topic 842): Targeted Improvements" was issued to allow companies to choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings rather than recasting prior year results upon adoption of the standard.

ASU 2019-01, "Leases (Topic 842): Codification Improvements." In 2016, The FASB issued ASU 2016- 02, “Leases (Topic 842)”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. ASU 2019-01 clarifies the guidance in ASU 2016-02 and/or corrects unintended application of the guidance. For public business entities, this guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and the Company adopted this guidance during the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Company made the following elections for all leases in connection with the adoption of this guidance:

•	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs;
•	The Company did not elect the hindsight practical expedient;
•

The Company elected the optional transition method that allows companies to use the effective date as the date of initial application on transition. As a result, the Company did not adjust comparative period financial information or make the newly required lease disclosures for periods before the effective date;

•	The Company elected not to apply the above guidance to short-term leases;
•	The Company elected to separate the lease components from the nonlease components and exclude the nonlease components from the right-of-use asset and lease liability; and
•	The Company did not elect the land easement practical expedient.

At the date of adoption, the Company recorded approximately $11.6 million on its Consolidated Balance Sheets to reflect the right of use asset and associated lease liability. The Company utilized its incremental borrowing rate, on a collateralized basis, for the remaining contractual lease term.

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expands the types of relationships that qualify for hedge accounting. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides for applying hedge accounting to additional hedging strategies, provides for new approaches to measuring the hedged item in fair value hedges of interest rate risk, and eases the requirements for effective testing and hedge documentation. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. During the first quarter of 2019, when the Company adopted this guidance and reassessed classification of certain investments and transferred $573.6 million of securities from held to maturity to available for sale.

ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 2:  Acquisition

The Banc Ed Corp.

On January 31, 2019, the Company completed its acquisition of The Banc Ed Corp. (“Banc Ed”).  TheBANK of Edwardsville (“TheBANK”), Banc Ed’s wholly-owned bank subsidiary, will be merged with and into First Busey’s bank subsidiary, Busey Bank, which is expected to occur in the fourth quarter of 2019. At the time of the bank merger, TheBANK’s banking offices will become branches of Busey Bank.

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

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition.  Fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date.  Reviews of third party valuations are still being performed by management.  Therefore amounts are subject to change and could change materially from the provisional amounts disclosed below.

First Busey incurred $1.0 million in pre-tax expenses related to the acquisition of Banc Ed for the three months ended March 31, 2019, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statement of Income.

The following table presents the estimated fair value of Banc Ed’s assets acquired and liabilities assumed as of January 31, 2019 (dollars in thousands):

Estimated by
First Busey
Assets acquired:
Cash and cash equivalents	$42,013
Securities	692,684
Loans held for sale	2,157
Portfolio loans	873,336
Premises and equipment	31,929
Other intangible assets	32,617
Mortgage servicing rights	6,946
Other assets	57,296
Total assets acquired	1,738,978

Liabilities assumed:
Deposits	1,439,203
Other borrowings	63,439
Other liabilities	25,079
Total liabilities assumed	1,527,721

Net assets acquired	$211,257

Consideration paid:
Cash	$91,400
Common stock	166,515
Total consideration paid	$257,915

Goodwill	$46,658

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit impaired (“PCI”) loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal balance outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, were $889.3 and $871.0 million, respectively.  The difference between the carrying value and aggregate fair value of $17.0 million will be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $3.9 million and the aggregate fair value of PCI loans totaled $2.3 million.  The accretable discount of $0.2 million on PCI loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value.  The amount by which the contractual payments exceeds the undiscounted expected cash flows represents the non-accretable difference. The difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield. At March 31, 2019, the carrying value of PCI loans acquired from Banc Ed was $2.3 million.

Since the acquisition date, Banc Ed earned total revenues of $12.3 million and net income of $3.6 million, which are included in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019.  The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2019 and 2018, as if the acquisition had occurred January 1, 2018.  The pro forma results combine the historical results of Banc Ed into the Company’s Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands):

	Pro Forma
	Three Months Ended March 31,
	2019	2018
Total revenues (net interest income plus non-interest income)	$100,652	$101,119
Net income	27,390	25,813
Diluted earnings per common share	0.49	0.47

Note 3:  Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019:	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$64,506	$76	$(273)	$64,309
Obligations of U.S. government corporations and agencies	323,686	2,122	(388)	325,420
Obligations of states and political subdivisions	281,473	2,357	(352)	283,478
Commercial mortgage-backed securities	55,926	29	(393)	55,562
Residential mortgage-backed securities	1,051,556	4,512	(6,307)	1,049,761
Corporate debt securities	138,913	933	(81)	139,765
Total	$1,916,060	$10,029	$(7,794)	$1,918,295

Held to maturity
Obligations of states and political subdivisions	$15,846	$132	$(3)	$15,975

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$25,824	$1	$(414)	$25,411
Obligations of U.S. government corporations and agencies	53,096	7	(761)	52,342
Obligations of states and political subdivisions	171,131	484	(1,571)	170,044
Commercial mortgage-backed securities	2,003	—	(61)	1,942
Residential mortgage-backed securities	322,646	245	(7,143)	315,748
Corporate debt securities	132,513	61	(376)	132,198
Total	$707,213	$798	$(10,326)	$697,685

Held to maturity
Obligations of states and political subdivisions	$33,947	$68	$(87)	$33,928
Commercial mortgage-backed securities	59,054	11	(1,003)	58,062
Residential mortgage-backed securities	515,659	1,748	(6,037)	511,370
Total	$608,660	$1,827	$(7,127)	$603,360

In adopting ASU 2017-12, the Company reassessed classification of certain investments during the first quarter of 2019 and transferred $573.6 million of securities from held to maturity to available for sale. The transfer occurred at fair value and had a related unrealized loss of $4.8 million recorded in other comprehensive income.

The amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below.  Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
March 31, 2019:	Cost	Value	Cost	Value
Due in one year or less	$166,786	$166,734	$1,914	$1,913
Due after one year through five years	517,731	519,968	12,807	12,909
Due after five years through ten years	276,057	277,308	1,125	1,153
Due after ten years	955,486	954,285	—	—
Total	$1,916,060	$1,918,295	$15,846	$15,975

Realized gains and losses related to sales and calls of securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Gross security gains	$184	$—
Gross security (losses)	—	—
Security gains (losses), net(1)	$184	$—

(1)	Security gains (losses), net reported on the Consolidated Statements of Income in 2019 includes gains of equity securities, excluded in this table.

Investment securities with carrying amounts of $564.0 million and $498.3 million on March 31, 2019 and December 31, 2018, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	For less than		For greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019:	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$7,484	$(2)	$24,505	$(271)	$31,989	$(273)
Obligations of U.S. government corporations and agencies	750	(2)	50,966	(386)	51,716	(388)
Obligations of states and political subdivisions	11,453	(28)	63,959	(324)	75,412	(352)
Commercial mortgage-backed securities	—	—	430	(393)	430	(393)
Residential mortgage-backed securities	16,083	(9)	551,248	(6,298)	567,331	(6,307)
Corporate debt securities	7,561	(16)	20,369	(65)	27,930	(81)
Total temporarily impaired securities	$43,331	$(57)	$711,477	$(7,737)	$754,808	$(7,794)

Held to maturity
Obligations of states and political subdivisions	$—	$—	$2,301	$(3)	$2,301	$(3)

	For less than		For greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018:	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Treasury securities	$995	$(4)	$24,343	$(410)	$25,338	$(414)
Obligations of U.S. government corporations and agencies	749	(3)	50,744	(758)	51,493	(761)
Obligations of states and political subdivisions	49,893	(460)	77,651	(1,111)	127,544	(1,571)
Commercial mortgage-backed securities	—	—	1,942	(61)	1,942	(61)
Residential mortgage-backed securities	48,387	(496)	247,573	(6,647)	295,960	(7,143)
Corporate debt securities	90,713	(268)	15,083	(108)	105,796	(376)
Total temporarily impaired securities	$190,737	$(1,231)	$417,336	$(9,095)	$608,073	$(10,326)

Held to maturity
Obligations of states and political subdivisions	$9,531	$(33)	$9,538	$(54)	$19,069	$(87)
Commercial mortgage-backed securities	12,067	(212)	45,041	(791)	57,108	(1,003)
Residential mortgage-backed securities	77,071	(974)	245,128	(5,063)	322,199	(6,037)
Total temporarily impaired securities	$98,669	$(1,219)	$299,707	$(5,908)	$398,376	$(7,127)

Securities are periodically evaluated for other-than-temporary impairment (“OTTI”).   As of March 31, 2019, the Company’s security portfolio consisted of 1,354 securities. The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2019 was 366 and represented an unrealized loss of 1.02% of the aggregate amortized cost. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments.  Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be OTTI at March 31, 2019. As of March 31, 2019, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio loans

The distribution of portfolio loans is as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Commercial	$1,657,022	$1,405,106
Commercial real estate	2,699,491	2,366,823
Real estate construction	387,623	288,197
Retail real estate	1,718,415	1,480,133
Retail other	52,530	28,169
Portfolio loans	$6,515,081	$5,568,428

Allowance for loan losses	(50,915)	(50,648)
Portfolio loans, net	$6,464,166	$5,517,780

Net deferred loan origination costs included in the table above were $5.4 million as of March 31, 2019 and $5.6 million as of December 31, 2018. Net accretable purchase accounting adjustments included in the table above reduced loans by $28.2 million as of March 31, 2019 and $13.9 million as of December 31, 2018.

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

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	March 31, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,359,640	$180,954	$59,595	$41,525	$16,243
Commercial real estate	2,406,213	168,415	89,262	33,585	9,761
Real estate construction	362,541	19,652	3,105	1,346	1,126
Retail real estate	1,671,219	14,202	6,802	7,678	9,080
Retail other	51,101	90	—	16	20
Total	$5,850,714	$383,313	$158,764	$84,150	$36,230

	December 31, 2018
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,126,257	$172,449	$47,000	$42,532	$17,953
Commercial real estate	2,106,711	137,214	85,148	36,205	10,298
Real estate construction	268,069	14,562	3,899	1,888	18
Retail real estate	1,448,964	6,425	6,792	5,435	6,698
Retail other	26,707	—	—	—	30
Total	$4,976,708	$330,650	$142,839	$86,060	$34,997

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	March 31, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$410	$1,500	$72	$16,243
Commercial real estate	1,662	595	—	9,761
Real estate construction	191	—	—	1,126
Retail real estate	4,442	1,596	284	9,080
Retail other	364	20	—	20
Total	$7,069	$3,711	$356	$36,230

	December 31, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$158	$140	$775	$17,953
Commercial real estate	148	558	—	10,298
Real estate construction	121	—	58	18
Retail real estate	4,578	1,368	766	6,698
Retail other	48	2	2	30
Total	$5,053	$2,068	$1,601	$34,997

The gross interest income that would have been recorded in the three months ended March 31, 2019 and 2018 if impaired loans had been current in accordance with their original terms was $0.7 million and $0.4 million, respectively.

The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2019 and 2018.

A summary of restructured loans is as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
In compliance with modified terms	$11,127	$8,319
30 — 89 days past due	184	127
Included in non-performing loans	360	392
Total	$11,671	$8,838

There was $3.1 million of loans newly classified as troubled debt restructurings (“TDR”) during the three months ended March 31, 2019, which included one commercial loan for payment modification. There were no loans newly classified as TDRs during the three months ended March 31, 2018.

The gross interest income that would have been recorded in the three months ended March 31, 2019 and 2018 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last twelve months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2019. There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three months ended March 31, 2018.

At March 31, 2019, the Company had $3.4 million of residential real estate in the process of foreclosure.

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

	March 31, 2019
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$19,507	$5,605	$10,787	$16,392	$4,126	$15,165
Commercial real estate	20,174	13,818	4,498	18,316	1,231	18,448
Real estate construction	930	820	—	820	—	586
Retail real estate	16,795	14,815	115	14,930	42	13,792
Retail other	48	20	—	20	—	40
Total	$57,454	$35,078	$15,400	$50,478	$5,399	$48,031

	December 31, 2018
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$21,442	$6,858	$12,001	$18,859	$4,319	$13,364
Commercial real estate	19,079	13,082	4,498	17,580	1,181	18,077
Real estate construction	478	453	—	453	—	712
Retail real estate	14,418	13,196	61	13,257	61	14,110
Retail other	117	33	—	33	—	40
Total	$55,534	$33,622	$16,560	$50,182	$5,561	$46,303

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The Company holds acquired loans from business combinations with uncollected principal balances.  These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.  As the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans.  The recorded investment of all acquired loans as of March 31, 2019 totaled approximately $2.0 billion.

The following table details activity in the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended March 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	1,793	(1,089)	2	1,357	48	2,111
Charged-off	(1,807)	(15)	—	(517)	(130)	(2,469)
Recoveries	183	64	82	192	104	625
Ending balance	$17,998	$20,097	$2,807	$9,503	$510	$50,915

	As of and for the Three Months Ended March 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan losses	3,003	1,536	2	(3,662)	129	1,008
Charged-off	(781)	(1,315)	(97)	(530)	(207)	(2,930)
Recoveries	576	56	33	245	79	989
Ending balance	$17,577	$22,090	$2,799	$9,836	$347	$52,649

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of March 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$4,126	$1,231	$—	$42	$—	$5,399
Loans collectively evaluated for impairment	13,872	18,866	2,807	9,461	510	45,516
Ending balance	$17,998	$20,097	$2,807	$9,503	$510	$50,915

Loans:
Loans individually evaluated for impairment	$16,361	$15,733	$385	$13,296	$20	$45,795
Loans collectively evaluated for impairment	1,640,630	2,679,200	387,238	1,705,025	52,510	6,464,603
PCI loans evaluated for impairment	31	4,558	—	94	—	4,683
Ending balance	$1,657,022	$2,699,491	$387,623	$1,718,415	$52,530	$6,515,081

	As of December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$4,319	$1,181	$—	$61	$—	$5,561
Loans collectively evaluated for impairment	13,510	19,956	2,723	8,410	488	45,087
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

Loans:
Loans individually evaluated for impairment	$18,441	$15,318	$453	$13,159	$33	$47,404
Loans collectively evaluated for impairment	1,386,247	2,349,243	287,744	1,466,876	28,136	5,518,246
PCI loans evaluated for impairment	418	2,262	—	98	—	2,778
Ending balance	$1,405,106	$2,366,823	$288,197	$1,480,133	$28,169	$5,568,428

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Demand deposits, noninterest-bearing	$1,791,339	$1,464,700
Interest-bearing transaction deposits	1,812,146	1,435,574
Saving deposits and money market deposits	2,402,663	1,852,044
Time deposits	1,757,078	1,497,003
Total	$7,763,226	$6,249,321

The Company held brokered saving deposits and money market deposits of $20.0 million and $17.5 million at March 31, 2019 and December 31, 2018, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $886.2 million and $673.7 million at March 31, 2019 and December 31, 2018, respectively.  The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $348.5 million and $264.1 million at March 31, 2019 and December 31, 2018, respectively.  The Company held brokered time deposits of $121.9 million and $262.5 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the scheduled maturities of time deposits are as follows (dollars in thousands):

April 1, 2019 – March 31, 2020	$1,094,836
April 1, 2020 – March 31, 2021	361,266
April 1, 2021 – March 31, 2022	140,316
April 1, 2022 – March 31, 2023	86,067
April 1, 2023 – March 31, 2024	73,720
Thereafter	873
$1,757,078

Note 6: Borrowings

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

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement to allow any outstanding balance on the $20.0 million revolving facility at the maturity date of April 30, 2019 to be converted into a term loan with a maturity date of April 30, 2021. The revolving facility incurs a non-usage fee based on the undrawn amount.  The Amended and Restated Credit Agreement also provided for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed. The Company had $58.5 million outstanding on March 31, 2019,  $6.0 million of short-term and $52.5 million of long-term.

On April 19, 2019, the company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility from April 30, 2019 to April 30, 2020.

Long-term debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$36,976	$50,000
Notes payable	52,500	—
Total long-term borrowings	$89,476	$50,000

As of March  31, 2019, funds borrowed from the FHLB, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.64% to 3.04%.  The weighted average rate on the long-term advances was 2.36% as of March 31, 2019. As of December 31, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.20% to 2.41%.  The weighted average rate on the long-term advances was 2.28% as of December 31, 2018.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter each February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.4 million and $0.8 million, respectively, at March 31, 2019.  Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.

Note 7:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the acquisition of Pulaski Financial Corp. (“Pulaski”) in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life.  The Company had $71.2 million of junior subordinated debt owed to unconsolidated trusts at March 31, 2019 and December 31, 2018.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of March 31, 2019,  100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 8:  Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net income	$25,469	$21,917
Shares:
Weighted average common shares outstanding	53,277	48,775
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	301	404

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	53,578	49,179

Basic earnings per common share	$0.48	$0.45

Diluted earnings per common share	$0.48	$0.45

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested.  At March 31, 2019,  172,571 outstanding restricted stock units,  49,646 outstanding stock options, and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents. At March 31, 2018,  191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

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

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the three months ended March 31, 2019 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of period	87,600	$20.58
Exercised	(8,712)	12.93
Forfeited	(1,319)	23.53
Expired	(176)	21.03
Outstanding at end of period	77,393	$21.39	5.16
Exercisable at end of period	61,146	$20.82	4.50

The Company recorded an insignificant amount in stock option compensation expense for the three months ended March 31, 2019, related to the converted options from First Community. The Company recorded $0.1 million in stock option compensation expense for the three months ended March 31, 2018. As of March 31, 2019, the Company had $0.1 million of unrecognized stock option expense. This cost is expected to be recognized in 2019.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2019, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	690,495	$26.14	20,449	$27.93
Granted	—	—	—	—
Dividend equivalents earned	5,729	25.31	157	25.31
Vested	—	—	(1,512)	31.67
Forfeited	—	—	(1,523)	31.62
Non-vested at end of period	696,224	$26.13	17,571	$27.26
Outstanding at end of period	696,224	$26.13	76,750	$27.57

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company recognized $1.0 million and $0.8 million of compensation expense related to both non-vested RSUs and DSUs for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $9.9 million of total unrecognized compensation cost related to these non-vested stock awards.  This cost is expected to be recognized over a period of 3.5 years.

As of March 31, 2019, 731,118 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 59,329 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 308,617 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

Note 10:  Outstanding Commitments and Contingent Liabilities

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,600,624	$1,398,483
Standby letters of credit	35,334	32,156

Note 11:  Regulatory Capital

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of March 31, 2019 and December 31, 2018, all capital ratios of the Company and the subsidiary banks exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2019 that would change this designation.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,009,053	13.95%	$578,555	8.00%	$723,194	10.00%
Busey Bank	$882,181	14.49%	$487,119	8.00%	$608,899	10.00%
TheBANK	$190,105	16.78%	$90,646	8.00%	$113,308	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$898,138	12.42%	$433,917	6.00%	$578,555	8.00%
Busey Bank	$831,371	13.65%	$365,340	6.00%	$487,119	8.00%
TheBANK	$190,000	16.77%	$67,985	6.00%	$90,646	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$824,138	11.40%	$325,438	4.50%	$470,076	6.50%
Busey Bank	$831,371	13.65%	$274,005	4.50%	$395,785	6.50%
TheBANK	$190,000	16.77%	$50,989	4.50%	$73,650	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$898,138	10.55%	$340,417	4.00%	N/A	N/A
Busey Bank	$831,371	11.25%	$295,723	4.00%	$369,654	5.00%
TheBANK	$190,000	11.10%	$68,472	4.00%	$85,589	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$894,572	14.83%	$482,638	8.00%	$603,297	10.00%
Busey Bank	$854,351	14.19%	$481,701	8.00%	$602,126	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$783,924	12.99%	$361,978	6.00%	$482,638	8.00%
Busey Bank	$803,703	13.35%	$361,276	6.00%	$481,701	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$709,924	11.77%	$271,484	4.50%	$392,143	6.50%
Busey Bank	$803,703	13.35%	$270,957	4.50%	$391,382	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$783,924	10.36%	$302,704	4.00%	N/A	N/A
Busey Bank	$803,703	10.64%	$302,232	4.00%	$377,789	5.00%

In July 2013, the U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1 Capital (“CET1”), which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of CET1 to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The ability of the Company to pay cash dividends to its stockholders and to service its debt was historically dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits.  Because Busey Bank had been in an accumulated deficit position since 2009, it was not able to pay dividends in prior years. With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company.  Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018.  Busey Bank returned to positive retained earnings in the second quarter of 2018.  Busey Bank will return to paying dividends in 2019.

Note 12:  Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing and Wealth Management.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois, St. Louis, Missouri metropolitan area, southwest Florida and through its banking center in Indianapolis, Indiana. Banking services for Busey Bank and TheBANK are aggregated into the banking operating segment as they have similar operations and activities. The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.  The “other” category consists of the Parent Company and the elimination of intercompany transactions.

The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the “Note 1. Significant Accounting Policies” to Form 10-K. The Company accounts for intersegment revenue and transfers at current market value.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Banking	$293,657	$246,999	$9,499,513	$7,656,709
Remittance Processing	8,992	8,992	41,467	39,278
Wealth Management	11,694	11,694	22,894	20,992
Other	—	—	(26,540)	(14,622)
Totals	$314,343	$267,685	$9,537,334	$7,702,357

	Three Months Ended March 31,
	2019	2018
Net interest income:
Banking	$70,638	$61,416
Remittance Processing	18	16
Wealth Management	—	94
Other	(2,273)	(1,769)
Total net interest income	$68,383	$59,757

Non-interest income:
Banking	$12,783	$10,897
Remittance Processing	4,181	3,783
Wealth Management	9,133	8,641
Other	(152)	(835)
Total non-interest income	$25,945	$22,486

Non-interest expense:
Banking	$45,171	$41,386
Remittance Processing	2,764	2,466
Wealth Management	5,564	4,911
Other	3,664	2,277
Total non-interest expense	$57,163	$51,040

Income before income taxes:
Banking	$36,139	$29,919
Remittance Processing	1,435	1,333
Wealth Management	3,569	3,824
Other	(6,089)	(4,881)
Total income before income taxes	$35,054	$30,195

Net income:
Banking	$26,665	$21,845
Remittance Processing	1,025	953
Wealth Management	2,641	2,764
Other	(4,862)	(3,645)
Total net income	$25,469	$21,917

Note 13: Derivative Financial Instruments

The Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and derivatives to customers for interest rate swaps.  See “Note 14: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments.  At March 31, 2019 and December 31, 2018, the Company had issued $53.8 million and $27.2 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and

Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At March 31, 2019 and December 31, 2018, the Company had issued $69.2 million and $48.6 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Fair value recorded in other assets	$835	$624
Fair value recorded in other liabilities	1,118	1,205

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Gross gains	$1,078	$732
Gross (losses)	(1,118)	(1,054)
Net gains (losses)	$(40)	$(322)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Derivatives to Customers. The Company may offer derivative contracts to its customers in connection with their risk management needs. These derivatives are primarily interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $334.7 million and $243.7 million at March 31, 2019 and December 31, 2018, respectively, these contracts support variable rate, commercial loan relationships totaling $167.4 million and $121.8 million, respectively.  These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Fair value recorded in other assets	$5,151	$1,438
Fair value recorded in other liabilities	5,151	1,438

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and non-interest expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	March 31, 2019	March 31, 2018
Gross gains	$3,713	$954
Gross losses	(3,713)	(954)
Net gains (losses)	$—	$—

The Company pledged $5.7 million in cash to secure its obligation under these contracts at March 31, 2019.  The Company pledged $1.0 million in cash to secure its obligation under contracts at December 31, 2018.

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

There were no transfers between levels during the quarter ended March 31, 2019.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019	Inputs	Inputs	Inputs	Fair Value
Fair value adjusted through comprehensive income:
Securities available for sale
U.S. Treasury securities	$—	$64,309	$—	$64,309
Obligations of U.S. government corporations and agencies	—	325,420	—	325,420
Obligations of states and political subdivisions	—	283,478	—	283,478
Commercial mortgage-backed securities	—	55,562	—	55,562
Residential mortgage-backed securities	—	1,049,761	—	1,049,761
Corporate debt securities	—	139,765	—	139,765
Fair value adjusted through current period earnings:
Securities equity investments	6,378	—	—	6,378
Loans held for sale	—	20,291	—	20,291
Derivative assets	—	5,986	—	5,986
Derivative liabilities	—	6,269	—	6,269

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Securities available for sale
U.S. Treasury securities	$—	$25,411	$—	$25,411
Obligations of U.S. government corporations and agencies	—	52,342	—	52,342
Obligations of states and political subdivisions	—	170,044	—	170,044
Commercial mortgage-backed securities	—	1,942	—	1,942
Residential mortgage-backed securities	—	315,748	—	315,748
Corporate debt securities	—	132,198	—	132,198
Fair value adjusted through period earnings:
Securities equity investments	6,169	—	—	6,169
Loans held for sale	—	25,895	—	25,895
Derivative assets	—	2,062	—	2,062
Derivative liabilities	—	2,643	—	2,643

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2019
Impaired loans	$—	$—	$10,001	$10,001
OREO	—	—	84	84
Bank property held for sale	—	—	1,832	1,832

December 31, 2018
Impaired loans	$—	$—	$10,999	$10,999
OREO	—	—	55	55
Bank property held for sale	—	—	1,832	1,832

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
March 31, 2019
Impaired loans	$10,001	Appraisal of collateral	Appraisal adjustments	- 4.1%	to	- 100.0%
				(-25.6)%
OREO	84	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-61.8)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
December 31, 2018
Impaired loans	$10,999	Appraisal of collateral	Appraisal adjustments	- 3.3%	to	- 100.0%
				(-24.1)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$330,407	$330,407	$239,973	$239,973
Level 2 inputs:
Securities held to maturity	15,846	15,975	608,660	603,360
Accrued interest receivable	29,748	29,748	22,314	22,314
Level 3 inputs:
Portfolio loans, net	6,464,166	6,402,404	5,517,780	5,473,063
Mortgage servicing rights	10,201	16,194	3,315	11,051
Other servicing rights	839	1,413	781	1,443

Financial liabilities:
Level 2 inputs:
Time deposits	$1,757,078	$1,746,252	$1,497,003	$1,482,301
Securities sold under agreements to repurchase	217,077	217,077	185,796	185,796
Short-term borrowings	30,739	30,871	—	—
Long-term debt	89,476	89,738	50,000	49,873
Junior subordinated debt owed to unconsolidated trusts	71,192	65,152	71,155	65,182
Accrued interest payable	7,589	7,589	6,568	6,568
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,573	39,797	39,539	39,452
Subordinated notes, net of unamortized issuance costs	59,172	58,748	59,147	58,186

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for bank branches, ATM locations, and office space with terms extending through 2032. As of March 31, 2019, the Company reported $10.9 million of right-of-use asset and $11.0 million lease liability in its Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

Three Months Ended March 31,
Lease Costs	2019
Operating lease costs	$533
Variable lease costs	111
Short-term lease costs	15
Sublease income	-
Net lease cost	$659

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$513
Operating lease cash flows – Liability reduction	463
Right of use assets obtained during the period in exchange for operating lease liabilities	—
Weighted average lease term (in years)	8.33
Weighted average discount rate	3.11%

At March 31, 2019, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.7 million for the three months ended March 31, 2019 and 2018.

Rent commitments were as follows (dollars in thousands):

Three Months Ended March 31,
2019
2019	$1,628
2020	2,094
2021	1,573
2022	1,406
2023	1,249
Thereafter	4,498
Amounts representing interest	(1,466)
Present value of net future minimum lease payments	$10,982

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition as of March 31, 2019 (unaudited), as compared with December 31, 2018 and March 31, 2018 (unaudited), and the results of operations for the three months ended March 31, 2019 and 2018 (unaudited) and December 31, 2018. Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

EXECUTIVE SUMMARY

Operating Results

The Company recorded net income for the first quarter of 2019 of $25.5 million, or $0.48 per diluted common share, as compared to $25.3 million, or $0.51 per diluted common share, for the fourth quarter of 2018 and $21.9 million, or $0.45 per diluted common share, for the first quarter of 2018.  Adjusted net income1 for the first quarter of 2019 was $26.6 million, or $0.50 per diluted common share, as compared to $26.0 million, or $0.53 per diluted common share, for the fourth quarter of 2018 and $24.9 million, or $0.51 per diluted common share, for the first quarter of 2018.

On January 31, 2019, the Company completed its acquisition of The Banc Ed Corp., the holding company for The Bank of Edwardsville (“TheBANK”).  TheBANK, founded in 1868, is a commercial bank headquartered in Edwardsville, Illinois. It is anticipated that TheBANK will be merged with and into First Busey’s bank subsidiary, Busey Bank, in the fourth quarter of 2019.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for the first quarter of 2019 were $1.2 million of expenses related to acquisitions and $0.3 million of expenses related to restructuring costs. The reconciliation of non-GAAP measures (including adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible book value, tangible book value per share and return on average tangible common equity), which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 49.4% of the Company’s non-interest income for the first quarter of 2019, providing a balance to revenue from traditional banking activities. Two of the Company’s acquisitions, Pulaski and First Community, had no legacy fee income in these businesses; therefore, the addition of First Busey’s fee-based service offerings in the respective acquired bank markets is expected to continue providing attractive growth opportunities in future periods.

(1)	For a reconciliation of adjusted net income, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Asset Quality

As of March 31, 2019 and December 31, 2018, the Company reported non-performing loans of $36.6 million.  Non-performing loans were 0.56% of total portfolio loans as of March 31, 2019 compared to 0.66% as of December 31, 2018.  With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period. The key metrics are as follows (dollars in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,
	2019	2018	2018	2018
Portfolio loans	$6,515,081	$5,568,428	$5,623,741	$5,555,287
Allowance for loan losses	50,915	50,648	52,743	53,305
Non-performing loans
Non-accrual loans	36,230	34,997	40,395	23,215
Loans 90+ days past due	356	1,601	364	1,142
Loans 30-89 days past due	10,780	7,121	8,189	10,017
Other non-performing assets	921	376	1,093	3,694
Allowance as a percentage of non-performing loans	139.2%	138.4%	129.4%	202.2%
Allowance for loan losses to portfolio loans	0.78%	0.91%	0.94%	0.96%

Economic Conditions of Markets

The Company has 44 banking centers serving Illinois.  Our Illinois markets of Champaign, Macon, McLean, and Peoria counties and Southwest Chicago feature several Fortune 1000 companies.  Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment and small business.

The State of Illinois, where a large portion of the Company’s customer base is located, continues to be troubled with pension under-funding, continued budget deficits and a declining credit outlook.  Any possible payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market areas.

Busey Bank has 13 banking centers serving the St. Louis metropolitan area, all of which are located in the city of St. Louis or the adjacent counties of St. Louis County and St. Charles County.  The bi-state metropolitan area includes seven counties in Missouri and eight counties in Illinois; therefore, the Company’s geographic concentration in only three of these 15 counties gives the Company expansion opportunities into neighboring counties.  St. Louis has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail.  St. Charles County has been one of the fastest-growing counties in the country for decades.

Busey Bank has five banking centers in southwest Florida, which has experienced job growth and an expanded housing market over the last several years.

Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy Indianapolis is the headquarters of many large corporations.

TheBANK has 19 banking centers in Illinois and one loan production office in the greater St. Louis, MO-IL MSA.

Net interest income

Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities.  Interest rate levels and volume fluctuations within earning assets and interest-

bearing liabilities impact net interest income.  Net interest margin is tax-equivalent net interest income as a percent of average earning assets.  Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis.  Tax-equivalent basis assumes an income tax rate of 21%.  Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets.  A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets.  After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets.  In addition to yield, various other risks are factored into the evaluation process.

The following tables show our consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods shown. All average information is provided on a daily average basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Three Months Ended March 31,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$220,471	1,232	2.27%	$118,327	$423	1.45%
Investment securities:
U.S. Government obligations	333,101	2,066	2.52%	161,572	649	1.63%
Obligations of states and political subdivisions(1)	266,283	1,937	2.95%	309,252	1,979	2.74%
Other securities	1,122,631	7,544	2.73%	840,078	4,958	2.39%
Loans held for sale	17,249	167	3.93%	39,294	350	3.61%
Portfolio loans(1), (2)	6,128,661	72,012	4.77%	5,507,860	60,852	4.49%
Total interest-earning assets(1), (3)	$8,088,396	$84,958	4.26%	$6,976,383	$69,211	4.03%

Cash and due from banks	106,155			108,728
Premises and equipment	138,157			118,356
Allowance for loan losses	(51,427)			(54,637)
Other assets	584,361			515,069
Total assets	$8,865,642			$7,663,899

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,698,592	$2,478	0.59%	$1,162,692	$670	0.23%
Savings and money market deposits	2,204,884	2,704	0.50%	2,026,948	1,519	0.30%
Time deposits	1,689,019	7,318	1.76%	1,378,520	3,798	1.12%
Federal funds purchased and repurchase agreements	204,529	583	1.16%	258,049	341	0.54%
Borrowings (4)	195,911	1,901	3.93%	278,009	1,833	2.67%
Junior subordinated debt issued to unconsolidated trusts	71,156	914	5.21%	71,010	715	4.08%
Total interest-bearing liabilities	$6,064,091	$15,898	1.06%	$5,175,228	$8,876	0.70%

Net interest spread(1)			3.20%			3.33%

Noninterest-bearing deposits	1,616,913			1,497,136
Other liabilities	74,766			57,773
Stockholders’ equity	1,109,872			933,762
Total liabilities and stockholders’ equity	$8,865,642			$7,663,899

Interest income / earning assets(1), (3)	$8,088,396	$84,958	4.26%	$6,976,383	$69,211	4.02%
Interest expense / earning assets	$8,088,396	$15,898	0.80%	$6,976,383	$8,876	0.51%
Net interest margin(1)		$69,060	3.46%		$60,335	3.51%

(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.

(3)	Interest income includes a tax-equivalent adjustment of $0.7 million and $0.6 million at March 31, 2019 and 2018, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds and Net Interest Margin

Total average interest-earning assets increased $0.9 million, or 12.7%, to $8.1 billion in the first quarter of 2019, as compared to $7.2 billion in the fourth quarter of 2018. Average loans have increased due to the acquisition and organic growth.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities and our loan growth contributed to a positive effect on net interest margin.

Total average interest-bearing liabilities increased $734.2 million, or 13.8%, to $6.1 billion in the first quarter of 2019 as compared to $5.3 billion in the fourth quarter of 2018.   Average noninterest-bearing deposits increased $129.9 million, or 8.7%, to $1.6 billion in the first quarter of 2019, as compared to $1.5 billion in the fourth quarter of 2018.

Interest income, on a tax-equivalent basis, increased $15.7 million, or 22.8%, to $85.0 million for the three month period ended March 31, 2019, compared to $69.2 million in same period of 2018. The interest income increase related primarily to the increase in loan volumes. Interest expense increased during the three month period ended March 31, 2019 by $7.0 million to $15.9 million, compared to $8.9 million in the same period of 2018. Funding costs have increased primarily due to resetting of time deposit rates to reflect market increase and additional borrowings in conjunction with the Banc Ed acquisition.

Net interest income, on a tax-equivalent basis, increased $8.7 million, or 14.5%, for the three month period ended March 31, 2019 as compared to the same period of 2018.   The Federal Open Market Committee announced that the federal funds rate increased from 1.50% to 1.75% on March 21, 2018, from 1.75% to 2.00% on June 13, 2018, from 2.00% to 2.25% on September 26, 2018 and from 2.25% to 2.50% on December 19, 2018, for a combined increase of 100 basis points in 2018.  The Company expects the increases in interest rates to be modestly favorable to net interest income for the remainder of 2019; however, rising interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, both activities which contribute to a portion of the Company’s mortgage revenue.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.46% for the three month period ended March 31, 2019, compared to 3.51% for the same period of 2018.  Net of purchase accounting accretion and amortization,(1) the net interest margin for the three month period ended March 31, 2019 was 3.31%, consistent with the same period in 2018.

The quarterly net interest margins were as follows:

	2019	2018
First Quarter	3.46%	3.51%
Second Quarter	—%	3.51%
Third Quarter	—%	3.41%
Fourth Quarter	—%	3.38%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.20% in the first quarter of 2019 compared to 3.33% in the same period of 2018, each on a tax-equivalent basis.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for accounting policies underlying the recognition of interest income and expense.

(1)

For a reconciliation of net interest margin net of purchase accounting accretion and amortization, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Non-interest income  (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2019	2018	Change	Change
Trust fees	$8,115	$7,514	$601	8.0%
Commissions and brokers’ fees, net	914	1,096	(182)	(16.6)%
Remittance processing	3,780	3,392	388	11.4%
Fees for customer services	8,097	6,946	1,151	16.6%
Mortgage revenue	1,945	1,643	302	18.4%
Security gains, net	42	—	42	—%
Other income	3,052	1,895	1,157	61.1%
Total non-interest income	$25,945	$22,486	$3,459	15.4%

Total non-interest income of $25.9 million for the three month period ended March 31, 2019 increased by 10.2% as compared to $22.5 million for the same period in 2018.

Combined Wealth Management revenue, consisting of trust fees and commissions and brokers’ fees were positively impacted as we built upon recent acquisitions and expanded market share, partially offset by a decline in farm management brokerage income due to timing of land sales. Trust fees and commissions and brokers’ fees were $9.0 million for the first quarter of 2019 compared to $8.6 million for the first quarter of 2018. The Company’s wealth management division ended the first quarter of 2019 with $8.9 billion in assets under care.

Remittance processing revenue from the Company’s subsidiary, FirsTech, of $3.8 million for the first quarter of 2019 increased from $3.4 million for the first quarter of 2018. FirsTech experienced growth from both new clients and expansion of existing clients.

The mortgage line of business generated $1.9 million of revenue in the first quarter of 2019, an increase compared to $1.6 million of revenue in the first quarter of 2018, following a period of restructuring and additional revenue from TheBANK.

Non-interest expense  (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2019	2018	Change	Change
Salaries, wages and employee benefits	$32,341	$28,819	$3,522	12.2%
Net occupancy expense of premises	4,202	3,821	381	10.0%
Furniture and equipment expenses	2,095	1,913	182	9.5%
Data processing	4,401	4,345	56	1.3%
Amortization of intangible assets	2,094	1,515	579	38.2%
Other expense	12,030	10,627	1,403	13%
Total non-interest expense	$57,163	$51,040	$6,123	12.0%

Income taxes	$9,585	$8,278	$1,307	15.8%
Effective rate on income taxes	27.3%	27.4%

Efficiency ratio	58.0%	59.8%
Full-time equivalent employees as of period-end	1,589	1,278

Total non-interest expense of $57.2 million for the three month period ended March 31, 2019 increased as compared to $51.0 million for the same period in 2018. The three months ended March 31, 2019 reflect increases from the Banc Ed acquisition.

Salaries, wages and employee benefits increased to $32.3 million in 2019 as compared to $28.8 million in 2018. The increases in salaries, wages and employee benefits primarily relates to fluctuations in the number of employees resulting from the acquisition.

Combined net occupancy expense of premises and furniture and equipment expenses were $6.3 million for the three months ended March 31, 2019 and $5.7 million for the three months ended March 31, 2018.

Amortization of intangible assets increased to $2.1 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018 as a result of the Banc Ed acquisition. Other expense of $12.0 million for the three month period ended March 31, 2019 was an increase compared to $10.6 million for the same period in 2018.

The effective income tax rate of 27.3% for the three months ended March 31, 2019, was lower than the combined federal and state statutory rate of approximately 28% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income.  The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  At March 31, 2019, the Company was not under examination by any tax authority.

The efficiency ratio(1) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio improved in the first quarter of 2019 to 58.0% as compared to 59.8% in the same period of 2018.  Operating costs have been influenced by acquisitions and the adjusted efficiency ratio(1), excluding the impact of such acquisition costs among other items, was 56.4% for the quarter ended March 31, 2019 and increase from 55.5% for the same period of 2018.  While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years.

(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Non-GAAP Financial Information”.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	March 31,	December 31,
	2019	2018	$ Change	% Change
Assets
Securities available for sale	$1,918,295	$697,685	$1,220,610	175.0%
Securities held to maturity	15,846	608,660	(592,814)	(97.4)%
Portfolio loans, net	6,464,166	5,517,780	946,386	17.2%

Total assets	$9,537,334	$7,702,357	$1,834,977	23.8%

Liabilities
Deposits:
Noninterest-bearing	$1,791,339	$1,464,700	$326,639	22.3%
Interest-bearing	5,971,887	4,784,621	1,187,266	24.8%
Total deposits	$7,763,226	$6,249,321	$1,513,905	24.2%

Securities sold under agreements to repurchase	$217,077	$185,796	$31,281	16.8%
Short-term borrowings	30,739	—	30,739	100.0%
Long-term debt	89,476	50,000	39,476	79.0%
Senior notes, net of unamortized issuance costs	39,573	39,539	34	0.1%
Subordinated notes, net of unamortized issuance costs	59,172	59,147	25	0.0%
Junior subordinated debt owed to unconsolidated trusts	71,192	71,155	37	0.1%

Total liabilities	$8,351,193	$6,707,393	$1,643,800	24.5%

Stockholders’ equity	$1,186,141	$994,964	$191,177	19.2%

Portfolio Loans

The Company believes that making sound loans is a necessary and desirable means of employing funds available for investment.  Authorized personnel are expected to make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices.  Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or are loans to existing customers of the banks.  The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	March 31, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,190,108	$421,772	$20,501	$24,641	$1,657,022
Commercial real estate	1,764,548	586,088	156,018	192,837	2,699,491
Real estate construction	173,924	132,833	19,759	61,107	387,623
Retail real estate	1,115,551	470,455	103,298	29,111	1,718,415
Retail other	48,934	1,527	1,447	622	52,530
Portfolio loans	$4,293,065	$1,612,675	$301,023	$308,318	$6,515,081

Allowance for loan losses					(50,915)
Portfolio loans, net					$6,464,166

	December 31, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$972,072	$394,043	$17,954	$21,037	$1,405,106
Commercial real estate	1,448,937	579,536	158,337	180,013	2,366,823
Real estate construction	78,489	122,385	17,859	69,464	288,197
Retail real estate	874,910	475,739	102,117	27,367	1,480,133
Retail other	24,849	1,294	1,455	571	28,169
Portfolio loans	$3,399,257	$1,572,997	$297,722	$298,452	$5,568,428

Allowance for loan losses					(50,648)
Portfolio loans, net					$5,517,780

Portfolio loans increased $946.7 million, or 17.0%, as of March 31, 2019 compared to December 31, 2018, primarily due to the Banc Ed acquisition.  Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $684.0 million from December 31, 2018.  Retail real estate and retail other loans increased $262.6 million from December 31, 2018.

Allowance for Loan Losses

The Company recorded net charge-offs of $1.8 million for the first quarter of 2019. The allowance for loan loss as a percentage of portfolio loans was 0.78% at March 31, 2019 as compared to 0.91% at December 31, 2018 and 0.95% at March 31, 2018.  The decline in the allowance coverage ratio in the first quarter of 2019 is primarily attributed to the Banc Ed acquisition.  Acquired loans are initially recorded at their acquisition date fair value so a separate allowance is not initially recognized. An allowance is recorded subsequent to acquisition to the extent the reserve requirement exceeds the recorded fair value adjustment. The Company recorded provision for loan losses of $2.1 million in the first quarter of 2019, compared to $0.4 million in the fourth quarter of 2018 and $1.0 million in the first quarter of 2018.

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

The provision for loan losses was $2.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.  As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.   However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for loan losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,
	2019	2018	2018	2018
Non-accrual loans	$36,230	$34,997	$40,395	$25,215
Loans 90+ days past due and still accruing	356	1,601	364	1,142
Total non-performing loans	$36,586	$36,598	$40,759	$26,357

OREO	$921	$376	$1,093	$3,694

Total non-performing assets	$37,507	$36,974	$41,852	$30,051

Allowance for loan losses	50,915	50,648	52,743	53,305
Allowance for loan losses to portfolio loans	0.78%	0.91%	0.94%	0.96%
Allowance for loan losses to non-performing loans	139.2%	138.4%	129.4%	202.2%
Non-performing loans to portfolio loans, before allowance for loan losses	0.6%	0.7%	0.7%	0.5%
Non-performing loans and OREO to portfolio loans, before allowance for loan losses	0.6%	0.7%	0.7%	0.5%

Total non-performing assets were $37.5 million at March 31, 2019, compared to $37.0 million at December 31, 2018.  Non-performing assets as a percentage of total loans and non-performing assets continued to be favorably low at 0.6% on March 31, 2019.  Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $69.2 million at March 31, 2019, compared to $70.9 million at December 31, 2018.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2019, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

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

As of March 31, 2019, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The banks routinely enter into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of March 31, 2019 and December 31, 2018, we had outstanding loan commitments and standby letters of credit of $1.6 billion and $1.4 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, bank holding companies and their subsidiary banks are required to maintain, including the capital conservation buffer, a total capital to total risk-weighted asset ratio of not less than 10.50%, Tier 1 capital to total risk-weighted asset ratio of not less than 8.50%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 7.0% and a Tier 1 leverage ratio of not less than 4.00%.  The Basel III Rule was fully phased-in on January 1, 2019.  See “Note 11:  Regulatory Capital” for ratios and further discussion.

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

A reconciliation to what management believes to be the most direct compared GAAP financial measures, specifically net income in the case of adjusted net income and adjusted return on average assets, total net interest income, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of the tangible book value per share, appears below.  The Company believes each of the adjusted measures is useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and Return on Average Assets

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Net income	$25,469	$25,290	$21,917
Acquisition expenses
Salaries, wages, and employee benefits	—	—	1,233
Data processing	7	—	372
Other (includes professional and legal)	1,205	262	1,950
Other restructuring costs
Salaries, wages, and employee benefits	—	640	417
Data processing	100	—	—
Other (includes professional and legal)	167	—	—
Related tax benefit	(334)	(234)	(967)
Adjusted net income	$26,614	$25,958	$24,922

Average total assets	$8,865,642	$7,846,154	$7,663,899

Reported: Return on average assets	1.17%	1.28%	1.16%
Adjusted: Return on average assets	1.22%	1.31%	1.32%

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018

Reported: Net interest income	$68,383	$60,503	$59,757
Tax-equivalent adjustment	677	545	578
Purchase accounting accretion	(2,994)	(1,852)	(3,410)
Adjusted: Net interest income	$66,066	$59,196	$56,925

Average interest-earning assets	$8,088,396	$7,174,755	$6,976,383

Reported: Net interest margin	3.46%	3.38%	3.51%
Adjusted: Net Interest margin	3.31%	3.27%	3.31%

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Reported: Net Interest income	$68,383	$60,503	$59,757
Tax-equivalent adjustment	677	545	578
Tax equivalent interest income	$69,060	$61,048	$60,335

Reported: Non-interest income	25,945	22,852	22,486
Security gains, net	(42)	(171)	—
Adjusted: Non-interest income	$25,903	$22,681	$22,486

Reported: Non-interest expense	57,163	48,769	51,040
Amortization of intangible assets	(2,094)	(1,404)	(1,515)
Non-operating adjustments:
Salaries, wages, and employee benefits	—	(640)	(1,650)
Data processing	(107)	—	(372)
Other	(1,372)	(262)	(1,505)
Adjusted: Non-interest expense	$53,590	$46,463	$45,998

Reported: Efficiency ratio	57.99%	56.57%	59.66%
Adjusted: Efficiency ratio	56.43%	55.49%	55.41%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018

Total Assets	$9,537,334	$7,702,357	$7,778,746
Goodwill and other intangible assets, net	(377,739)	(300,558)	(304,897)
Tax effect of other intangible assets, net	17,751	8,547	9,675
Tangible assets	$9,177,346	$7,410,346	$7,483,524

Total stockholders’ equity	1,186,141	994,964	942,146
Goodwill and other intangible assets, net	(377,739)	(300,558)	(304,897)
Tax effect of other intangible assets, net	17,751	8,547	9,675
Tangible common equity	$826,153	$702,953	$646,924

Tangible common equity to tangible assets(1)	9.00%	9.49%	8.64%
Tangible book value per share	$14.53	$14.21	$13.09

Average stockholders’ common equity	$1,109,872	$979,502	$933,762
Average goodwill and other intangible assets, net	(352,587)	(301,479)	(306,968)
Average tangible stockholders’ common equity	$757,285	$678,023	$626,794

Reported: Return on average tangible common equity	13.64%	14.80%	14.18%
Adjusted: Return on average tangible common equity(2)	14.25%	15.19%	16.13%

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

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

The allowance consists of specific and general components.  The specific component considers loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and classified loans not considered impaired and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss experience.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +/-200, and +300 basis points. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 200	- 100	+100	+200	+300

March 31, 2019	(9.79)%	(3.26)%	0.88%	2.09%	3.01%

December 31, 2018	(9.86)%	(3.58)%	1.08%	2.01%	2.88%

	Year-Two: Basis Point Changes
	- 200	- 100	+100	+200	+300

March 31, 2019	(14.51)%	(5.66)%	(2.16)%	(4.45)%	(6.39)%

December 31, 2018	(13.71)%	(5.13)%	1.97%	3.70%	5.32%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of March 31, 2019, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On  February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008.  There were no purchases made by or on behalf of First Busey of its common stock shares during the quarter ended March 31, 2019.  At March 31, 2019, the Company had 333,334 shares that may still be purchased under the plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1

Amended and Restated Credit Agreement, dated as of January 31, 2019, by and between First Busey Corporation and U.S. Bank National Association (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 31, 2019 (Commission No. 0-15950), and incorporated herein by reference).

10.2

Employment Agreement Addendum by and between First Busey Corporation and Christopher M. Shroyer, dated April 23, 2019 (filed as Exhibit 99.2 to the Company’s Form 8-K filed with the Commission on April 23, 2019 (Commission No. 0-15950), and incorporated herein by reference).

10.3

Letter Agreement by and between First Busey Corporation and Robin N. Elliott, dated April 23, 2019 (filed as Exhibit 99.3 to the Company’s Form 8-K filed with the Commission on April 23, 2019 (Commission No. 0-15950), and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ROBIN N. ELLIOTT
Robin N. Elliott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:  May 8, 2019