Form 10-Q
period 2019-06-30
FIRST BUSEY CORP /NV/
filed 2019-08-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $.001 par value	BUSE	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2019
Common Stock, $.001 par value	55,386,636

FIRST BUSEY CORPORATION

FORM 10-Q

June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Assets
Cash and due from banks	$113,346	$128,838
Interest-bearing deposits	306,861	111,135
Total cash and cash equivalents	420,207	239,973

Debt securities available for sale	1,848,073	697,685
Debt securities held to maturity (fair value 2019 $15,934; 2018 $603,360)	15,708	608,660
Equity securities	5,362	6,169
Loans held for sale, at fair value	39,607	25,895
Portfolio loans (net of allowance for loan losses 2019 $51,375; 2018 $50,648)	6,480,751	5,517,780
Premises and equipment, net	149,726	117,672
Right of use asset	10,426	—
Goodwill	314,343	267,685
Other intangible assets, net	60,984	32,873
Cash surrender value of bank owned life insurance	173,150	128,491
Other assets	94,330	59,474
Total assets	$9,612,667	$7,702,357
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,766,681	$1,464,700
Interest-bearing	6,066,541	4,784,621
Total deposits	7,833,222	6,249,321

Securities sold under agreements to repurchase	190,846	185,796
Short-term borrowings	30,761	—
Long-term debt	86,772	50,000
Senior notes, net of unamortized issuance costs	39,607	39,539
Subordinated notes, net of unamortized issuance costs	59,197	59,147
Junior subordinated debt owed to unconsolidated trusts	71,230	71,155
Lease liability	10,531	—
Other liabilities	86,893	52,435
Total liabilities	8,409,059	6,707,393

Outstanding commitments and contingent liabilities (see Note 10)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; 55,910,733 shares issued 2019 and 49,185,581 shares issued 2018	56	49
Additional paid-in capital	1,246,160	1,080,084
Accumulated deficit	(44,878)	(72,167)
Accumulated other comprehensive income (loss)	14,627	(6,812)
Total stockholders’ equity before treasury stock	1,215,965	1,001,154

Treasury stock, at cost (2019 524,097 shares; 2018 310,745 shares)	(12,357)	(6,190)
Total stockholders’ equity	1,203,608	994,964
Total liabilities and stockholders’ equity	$9,612,667	$7,702,357

Common shares outstanding at period end	55,386,636	48,874,836

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$78,031	$62,290	$149,820	$123,250
Interest and dividends on investment securities:
Taxable interest income	11,152	6,323	21,336	12,313
Non-taxable interest income	1,200	1,204	2,276	2,464
Other interest income	1,083	508	2,315	931
Total interest income	91,466	70,325	175,747	138,958
Interest expense:
Deposits	14,154	6,904	26,654	12,891
Federal funds purchased and securities sold under agreements to repurchase	627	372	1,210	713
Short-term borrowings	494	457	685	933
Long-term debt	741	213	1,320	377
Senior notes	399	399	799	799
Subordinated notes	731	794	1,462	1,587
Junior subordinated debt owed to unconsolidated trusts	892	814	1,806	1,529
Total interest expense	18,038	9,953	33,936	18,829
Net interest income	73,428	60,372	141,811	120,129
Provision for loan losses	2,517	2,258	4,628	3,266
Net interest income after provision for loan losses	70,911	58,114	137,183	116,863
Non-interest income:
Fees for customer services	9,696	7,290	17,793	14,236
Trust fees	8,318	6,735	16,433	14,249
Commissions and brokers’ fees, net	1,170	883	2,084	1,979
Remittance processing	3,717	3,566	7,497	6,958
Mortgage revenue	2,851	1,573	4,796	3,216
Net (losses) gains on sales of securities	(10)	160	(184)	160
Unrealized (losses) gains recognized on equity securities	(1,016)	—	(800)	—
Other income	3,170	2,595	6,222	4,490
Total non-interest income	27,896	22,802	53,841	45,288
Non-interest expense:
Salaries, wages and employee benefits	34,268	25,472	66,609	54,291
Net occupancy expense of premises	4,511	3,689	8,713	7,510
Furniture and equipment expenses	2,352	1,790	4,447	3,703
Data processing	5,616	4,030	10,017	8,375
Amortization of intangible assets	2,412	1,490	4,506	3,005
Other expense	18,861	10,834	30,891	21,461
Total non-interest expense	68,020	47,305	125,183	98,345
Income before income taxes	30,787	33,611	65,841	63,806
Income taxes	6,702	8,749	16,287	17,027
Net income	$24,085	$24,862	$49,554	$46,779

Basic earnings per common share	$0.43	$0.51	$0.91	$0.96
Diluted earnings per common share	$0.43	$0.51	$0.90	$0.95
Dividends declared per share of common stock	$0.21	$0.20	$0.42	$0.40

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$24,085	$24,862	$49,554	$46,779
Other comprehensive income (loss), before tax:
Debt securities available for sale:
Unrealized net gains/(losses) on securities:
Unrealized net holding gains (losses) arising during period	18,214	(1,666)	25,014	(10,420)
Unrealized gains on debt securities transferred from held to maturity to available for sale	—	—	4,780	—
Reclassification adjustment for losses (gains) included in net income	10	—	193	—
Other comprehensive income (loss), before tax	18,224	(1,666)	29,987	(10,420)
Income tax expense (benefit) related to items of other comprehensive income	5,192	(475)	8,548	(2,970)
Other comprehensive income (loss), net of tax	13,032	(1,191)	21,439	(7,450)
Comprehensive income	$37,117	$23,671	$70,993	$39,329

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, March 31, 2019	55,624,627	$56	$1,247,340	$(57,125)	$1,595	$(5,725)	$1,186,141
Net income	—	—	—	24,085	—	—	24,085
Other comprehensive income	—	—	—	—	13,032	—	13,032
Repurchase of stock	(333,334)	—	—	—	—	(8,433)	(8,433)
Issuance of treasury stock for employee stock purchase plan	4,419	—	29	—	—	84	113
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	81,962	—	(2,364)	—	—	174	(2,190)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,962	—	(19)	—	—	1,543	1,524
Cash dividends common stock at $0.21 per share	—	—	—	(11,681)	—	—	(11,681)
Stock dividend equivalents restricted stock units at $0.21 per share	—	—	157	(157)	—	—	—
Stock-based compensation	—	—	1,017	—	—	—	1,017
Balance, June 30, 2019	55,386,636	$56	$1,246,160	$(44,878)	$14,627	$(12,357)	$1,203,608

Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964
Net income	—	—	—	49,554	—	—	49,554
Other comprehensive income	—	—	—	—	21,439	—	21,439
Stock issued in acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Repurchase of stock	(333,334)	—	—	—	—	(8,433)	(8,433)
Issuance of treasury stock for employee stock purchase plan	16,150	—	79	—	—	306	385
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	91,032	—	(2,535)	—	—	345	(2,190)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	12,800	—	(91)	—	—	1,615	1,524
Cash dividends common stock at $0.42 per share	—	—	—	(21,947)	—	—	(21,947)
Stock dividend equivalents restricted stock units at $0.42 per share	—	—	318	(318)	—	—	—
Stock-based compensation	—	—	2,031	—	—	—	2,031
Balance, June 30, 2019	55,386,636	$56	$1,246,160	$(44,878)	$14,627	$(12,357)	$1,203,608

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, March 31, 2018	48,717,239	$49	$1,084,411	$(119,467)	$(9,674)	$(13,173)	$942,146
Net income	—	—	—	24,862	—	—	24,862
Other comprehensive loss	—	—	—	—	(1,191)	—	(1,191)
Issuance of treasury stock for employee stock purchase plan	3,030	—	(80)	—	—	172	92
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	31,832	—	(1,875)	—	—	1,803	(72)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	24,303	—	(1,161)	—	—	1,377	216
Cash dividends common stock at $0.20 per share	—	—	—	(9,743)	—	—	(9,743)
Stock dividend equivalents restricted stock units at $0.20 per share	—	—	154	(156)	—	—	(2)
Stock-based compensation	—	—	874	—	—	—	874
Balance, June 30, 2018	48,776,404	$49	$1,082,323	$(104,504)	$(10,865)	$(9,821)	$957,182

Balance, December 31, 2017	48,684,943	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003
Net income	—	—	—	46,779	—	—	46,779
Other comprehensive loss	—	—	—	—	(7,450)	—	(7,450)
Tax Cuts and Jobs Act of 2017 reclassification	—	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	11,748	—	(328)	—	—	666	338
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	31,832	—	(1,875)	—	—	1,803	(72)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	47,881	—	(2,367)	—	—	2,713	346
Cash dividends common stock at $0.40 per share	—	—	—	(19,482)	—	—	(19,482)
Stock dividend equivalents restricted stock units at $0.40 per share	—	—	282	(284)	—	—	(2)
Stock-based compensation	—	—	1,722	—	—	—	1,722
Balance, June 30, 2018	48,776,404	$49	$1,082,323	$(104,504)	$(10,865)	$(9,821)	$957,182

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$49,554	$46,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,628	3,266
Amortization of intangible assets (excluding Mortgage Servicing Rights ("MSR"))	4,506	3,005
Amortization of mortgage servicing rights	1,222	759
Depreciation and amortization of premises and equipment	5,674	4,748
Net amortization (accretion) of premium (discount) on portfolio loans	(5,729)	(6,375)
Net amortization (accretion) of premium (discount) on investment securities	2,843	4,485
Net amortization (accretion) of premium (discount) on time deposits	(802)	(121)
Net amortization (accretion) of premium (discount) on Federal Home Loan Bank ("FHLB") advances and other borrowings	125	72
Impairment of other real estate owned ("OREO")	18	—
Impairment of fixed assets held for sale	—	817
Impairment of MSR	1,822	—
Change in fair value of loans held for sale, net	(800)	—
Change in fair value of equity securities, net	800	(1,071)
(Gain) loss on sales of securities, net	184	(160)
(Gain) loss on sale of loans, net	(5,615)	(5,095)
(Gain) loss on sale of OREO	(83)	—
(Gain) loss on sale of premises and equipment	116	105
(Gain) loss life insurance proceeds	(1,016)	—
Provision for deferred income taxes	3,816	3,601
Stock-based and non-cash compensation	2,031	1,722
Decrease in deferred compensation	(3,339)	—
Increase in cash surrender value of bank owned life insurance	(1,970)	(1,228)
Mortgage loans originated for sale	(244,781)	(219,252)
Proceeds from sales of mortgage loans	239,252	285,221
Net change in operating assets and liabilities:
(Increase) decrease in other assets	1,176	1,848
(Decrease) in other liabilities	(16,268)	(11,363)
Net cash provided by operating activities	$37,364	$111,763

Cash Flows from Investing Activities
Purchases of debt securities held to maturity	—	(85,050)
Purchases of debt securities available for sale	(227,182)	(93,591)
Purchase of FHLB stock	(3,700)	—
Proceeds from sales of equity securities	958	920
Proceeds from sales of debt securities available for sale	227,371	—
Proceeds from paydowns and maturities of debt securities held to maturity	13,922	18,033
Proceeds from paydowns and maturities of debt securities available for sale	146,566	82,817
Proceeds from the redemption of FHLB stock	3,720	2,114
Net cash (received) paid in acquisitions	(49,387)	—
Net change in loans	(89,642)	(36,080)
Cash paid for premiums on bank-owned life insurance	(3)	—
Purchases of premises and equipment	(5,918)	(8,594)
Proceeds from life insurance	1,672	—
Proceeds from disposition of premises and equipment	3	2
Capitalized expenditures on OREO	(2)	—
Proceeds from sale of OREO	1,119	722
Net cash provided by (used in) investing activities	$19,497	$(118,707)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Cash Flows from Financing Activities
Net change in deposits	$145,499	$38,069
Net change in federal funds purchased and securities sold under agreements to repurchase	(45,549)	(64,457)
Proceeds from other borrowings	60,000	—
Repayment of FHLB advances, net	(2,297)	—
Repayment of other borrowings	(3,000)	(70,000)
Cash dividends paid	(21,947)	(19,482)
Purchase of treasury stock	(8,433)	—
Cash paid for withholding taxes on share based payments	(835)	(74)
Proceeds from stock options exercised	169	346
Common stock issuance costs	(234)	—
Net cash provided by (used in) financing activities	$123,373	$(115,598)

Net increase in cash and cash equivalents	180,234	(122,542)
Cash and cash equivalents, beginning of period	239,973	353,272

Cash and cash equivalents, ending of period	$420,207	$230,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$33,122	$17,212
Income taxes	10,555	4,322

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	1,396	3,125
Transfer of debt securities held to maturity to available for sale	573,639	—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Financial Statement Presentation

When preparing these unaudited consolidated financial statements of First Busey Corporation and its subsidiaries (“First Busey,” “Company,” “we,” or “our”), a Nevada corporation, we have assumed that you have read the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). These interim unaudited consolidated financial statements serve to update our 2018 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended June 30, 2019 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Use of Estimates

In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes and the determination of the allowance for loan losses.

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

Impact of recently adopted accounting standards

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Company made the following elections for all leases in connection with the adoption of this guidance:

●	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs;
●	The Company did not elect the hindsight practical expedient;
●	The Company elected the optional transition method that allows companies to use the effective date as the date of initial application on transition. As a result, the Company did not adjust comparative period financial information or make the newly required lease disclosures for periods before the effective date;
●	The Company elected not to apply the above guidance to short-term leases;
●	The Company elected to separate the lease components from the nonlease components and exclude the nonlease components from the right-of-use asset and lease liability; and
●	The Company did not elect the land easement practical expedient.

At the date of adoption, the Company recorded approximately $8.1 million on its Consolidated Balance Sheets to reflect the right of use asset and associated lease liability. The Company utilized its incremental borrowing rate, on a collateralized basis, for the remaining contractual lease term.

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expands the types of relationships that qualify for hedge accounting. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides for applying hedge accounting to additional hedging strategies, provides for new approaches to measuring the hedged item in fair value hedges of interest rate risk, and eases the requirements for effective testing and hedge documentation. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. During the first quarter of 2019, the Company adopted this guidance, reassessed classification of certain investments and transferred $573.6 million of securities from held to maturity to available for sale.

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

Recently issued accounting standards

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

First Busey incurred $4.0 million and $5.0 million in pre-tax expenses related to the acquisition of Banc Ed for the three and six months ended June 30, 2019, respectively, primarily for professional and legal fees and deconversion expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income.

The following table presents the estimated fair value of Banc Ed’s assets acquired and liabilities assumed as of January 31, 2019 (dollars in thousands):

Estimated
Fair Value
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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit impaired (“PCI”) loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal balance outstanding and aggregate fair value of the acquired performing loans were $889.3 and $871.0 million, respectively.  The difference between the carrying value and aggregate fair value of $17.0 million will be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $3.9 million and the aggregate fair value of PCI loans totaled $2.3 million.  The accretable discount of $0.2 million on PCI loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The amount by which the contractual payments exceeds the undiscounted expected cash flows represents the non-accretable difference. The difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield. At June 30, 2019, the carrying value of PCI loans acquired from Banc Ed was $1.7 million.

Since the acquisition date, Banc Ed earned total revenues of $33.0 million and net income of $7.1 million, which are included in the Company’s unaudited Consolidated Statements of Income for the six months ended June 30, 2019.  The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2019 and 2018, as if the acquisition had occurred January 1, 2018.  The pro forma results combine the historical results of Banc Ed into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues (net interest income plus non- interest income)	$101,324	$105,517	$201,976	$206,635
Net income	26,947	30,578	54,337	56,931
Diluted earnings per common share	0.48	0.55	0.97	1.02

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$58,308	$260	$(33)	$58,535
Obligations of U.S. government corporations and agencies	287,444	3,370	(48)	290,766
Obligations of states and political subdivisions	274,301	4,683	(54)	278,930
Commercial mortgage-backed securities	122,510	1,678	(33)	124,155
Residential mortgage-backed securities	951,998	10,394	(1,255)	961,137
Corporate debt securities	133,053	1,514	(17)	134,550
Total	$1,827,614	$21,899	$(1,440)	$1,848,073

Debt securities held to maturity
Obligations of states and political subdivisions(1)	$15,708	$226	$—	$15,934
(1)	Gross unrealized losses less than one thousand dollars.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$25,824	$1	$(414)	$25,411
Obligations of U.S. government corporations and agencies	53,096	7	(761)	52,342
Obligations of states and political subdivisions	171,131	484	(1,571)	170,044
Commercial mortgage-backed securities	2,003	—	(61)	1,942
Residential mortgage-backed securities	322,646	245	(7,143)	315,748
Corporate debt securities	132,513	61	(376)	132,198
Total	$707,213	$798	$(10,326)	$697,685

Debt securities held to maturity
Obligations of states and political subdivisions	$33,947	$68	$(87)	$33,928
Commercial mortgage-backed securities	59,054	11	(1,003)	58,062
Residential mortgage-backed securities	515,659	1,748	(6,037)	511,370
Total	$608,660	$1,827	$(7,127)	$603,360

In adopting ASU 2017-12, the Company reassessed the classification of certain investments during the first quarter of 2019 and transferred $573.6 million of securities from held to maturity to available for sale. The transfer occurred at fair value and had a related unrealized loss of $4.8 million recorded in other comprehensive income.

The amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Debt securities available for sale		Debt securities held to maturity
	Amortized	Fair	Amortized	Fair
June 30, 2019:	Cost	Value	Cost	Value
Due in one year or less	$220,023	$220,304	$2,724	$2,729
Due after one year through five years	418,649	424,241	11,861	12,035
Due after five years through ten years	263,388	267,989	1,123	1,170
Due after ten years	925,554	935,539	—	—
Total	$1,827,614	$1,848,073	$15,708	$15,934

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross security gains	$391	$—	$391	$—
Gross security (losses)	(401)	—	(584)	—
Net (losses) gains on sales of securities(1)	$(10)	$—	$(193)	$—
(1)	Net (losses) gains on sales of securities reported on the unaudited Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $755.1 million and $498.3 million on June 30, 2019 and December 31, 2018, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to debt securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	For less than		For greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$24,768	$(33)	$24,768	$(33)
Obligations of U.S. government corporations and agencies(1)	51	—	22,468	(48)	22,519	(48)
Obligations of states and political subdivisions	1,394	(8)	24,192	(46)	25,586	(54)
Commercial mortgage-backed securities	—	—	14,746	(33)	14,746	(33)
Residential mortgage-backed securities	13,629	(8)	183,552	(1,247)	197,181	(1,255)
Corporate debt securities	1,765	(7)	15,049	(10)	16,814	(17)
Total temporarily impaired securities	$16,839	$(23)	$284,775	$(1,417)	$301,614	$(1,440)

Debt securities held to maturity
Obligations of states and political subdivisions(1)	$—	$—	$500	$—	$500	$—
(1)	Unrealized losses less than one thousand dollars.

	For less than		For greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$995	$(4)	$24,343	$(410)	$25,338	$(414)
Obligations of U.S. government corporations and agencies	749	(3)	50,744	(758)	51,493	(761)
Obligations of states and political subdivisions	49,893	(460)	77,651	(1,111)	127,544	(1,571)
Commercial mortgage-backed securities	—	—	1,942	(61)	1,942	(61)
Residential mortgage-backed securities	48,387	(496)	247,573	(6,647)	295,960	(7,143)
Corporate debt securities	90,713	(268)	15,083	(108)	105,796	(376)
Total temporarily impaired securities	$190,737	$(1,231)	$417,336	$(9,095)	$608,073	$(10,326)

Debt securities held to maturity
Obligations of states and political subdivisions	$9,531	$(33)	$9,538	$(54)	$19,069	$(87)
Commercial mortgage-backed securities	12,067	(212)	45,041	(791)	57,108	(1,003)
Residential mortgage-backed securities	77,071	(974)	245,128	(5,063)	322,199	(6,037)
Total temporarily impaired securities	$98,669	$(1,219)	$299,707	$(5,908)	$398,376	$(7,127)

Debt securities are periodically evaluated for other-than-temporary impairment (“OTTI”). As of June 30, 2019, the Company’s debt security portfolio consisted of 1,273 securities. The total number of debt securities in the investment portfolio in an unrealized loss position as of June 30, 2019 was 126 and represented an unrealized loss of 0.47% of the aggregate amortized cost. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments.  Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the Company does not consider these investments to be OTTI at June 30, 2019. As of June 30, 2019, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio loans

The distribution of portfolio loans is as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Commercial	$1,668,098	$1,405,106
Commercial real estate	2,661,905	2,366,823
Real estate construction	429,326	288,197
Retail real estate	1,721,370	1,480,133
Retail other	51,427	28,169
Portfolio loans	$6,532,126	$5,568,428

Allowance for loan losses	(51,375)	(50,648)
Portfolio loans, net	$6,480,751	$5,517,780

Net deferred loan origination costs included in the table above were $5.4 million as of June 30, 2019 and $5.6 million as of December 31, 2018. Net accretable purchase accounting adjustments included in the table above reduced loans by $25.0 million as of June 30, 2019 and $13.9 million as of December 31, 2018.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:

●	Pass- This category includes loans that are all considered strong credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that exceed industry standards and loan policy guidelines and loans that exhibit acceptable credit fundamentals.

●	Watch- This category includes loans on management’s “Watch List” and is intended to be utilized on a temporary basis for a pass grade borrower where a significant risk-modifying action is anticipated in the near future.

●	Special mention- This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

●	Substandard- This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●	Substandard Non-accrual- This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

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

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	June 30, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,378,041	$188,282	$48,181	$45,599	$10,647
Commercial real estate	2,367,741	178,859	85,837	29,926	12,780
Real estate construction	394,416	34,348	450	1,273	826
Retail real estate	1,674,105	16,038	6,317	9,235	8,529
Retail other	51,848	99	—	—	34
Total	$5,866,151	$417,626	$140,785	$86,033	$32,816

	December 31, 2018
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,126,257	$172,449	$47,000	$42,532	$17,953
Commercial real estate	2,106,711	137,214	85,148	36,205	10,298
Real estate construction	268,069	14,562	3,899	1,888	18
Retail real estate	1,448,964	6,425	6,792	5,435	6,698
Retail other	26,707	—	—	—	30
Total	$4,976,708	$330,650	$142,839	$86,060	$34,997

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	June 30, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$2,745	$593	$—	$10,647
Commercial real estate	4,519	608	38	12,780
Real estate construction	103	107	—	826
Retail real estate	8,140	987	220	8,529
Retail other	216	22	—	34
Total	$15,723	$2,317	$258	$32,816

	December 31, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$158	$140	$775	$17,953
Commercial real estate	148	558	—	10,298
Real estate construction	121	—	58	18
Retail real estate	4,578	1,368	766	6,698
Retail other	48	2	2	30
Total	$5,053	$2,068	$1,601	$34,997

The gross interest income that would have been recorded in the three months ended June 30, 2019 and 2018 if impaired loans had been current in accordance with their original terms was $0.4 million and $0.3 million, respectively. The gross interest income that would have been recorded in the six months ended June 30, 2019 and 2018 if impaired loans had been current in accordance with their original terms was $1.1 million and $0.7 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2019 and 2018.

A summary of troubled debt restructurings (“TDR”) loans is as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
In compliance with modified terms	$8,288	$8,319
30 — 89 days past due	321	127
Included in non-performing loans	3,503	392
Total	$12,112	$8,838

Loans classified as a TDR during the three and six months ended June 30, 2019, included one commercial loan for payment modification with a recorded investment of $0.6 million. Loans classified as a TDR during the three and six months ended June 30, 2018 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million.

The gross interest income that would have been recorded in the three and six months ended June 30, 2019 and 2018 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

One commercial real estate TDR, with a recorded investment of $3.2 million, that was entered into during the last twelve months, was subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2019. There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three and six months ended June 30, 2018.

At June 30, 2019, the Company had $2.6 million of residential real estate in the process of foreclosure.

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

	June 30, 2019
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$16,668	$7,511	$3,856	$11,367	$2,358	$15,425
Commercial real estate	19,784	10,498	7,686	18,184	1,367	17,730
Real estate construction	1,329	1,186	—	1,186	—	656
Retail real estate	15,322	13,367	474	13,841	474	13,685
Retail other	62	34	—	34	—	39
Total	$53,165	$32,596	$12,016	$44,612	$4,199	$47,535

	December 31, 2018
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$21,442	$6,858	$12,001	$18,859	$4,319	$13,364
Commercial real estate	19,079	13,082	4,498	17,580	1,181	18,077
Real estate construction	478	453	—	453	—	712
Retail real estate	14,418	13,196	61	13,257	61	14,110
Retail other	117	33	—	33	—	40
Total	$55,534	$33,622	$16,560	$50,182	$5,561	$46,303

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The Company holds acquired loans from business combinations with uncollected principal balances. These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. As the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans. The recorded investment of all acquired loans as of June 30, 2019 totaled approximately $1.8 billion.

The following table details activity in the allowance for loan losses. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended June 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,998	$20,097	$2,807	$9,503	$510	$50,915
Provision for loan losses	1,161	(97)	411	941	101	2,517
Charged-off	(2,563)	—	—	(200)	(178)	(2,941)
Recoveries	137	188	87	369	103	884
Ending balance	$16,733	$20,188	$3,305	$10,613	$536	$51,375

	As of and for the Six Months Ended June 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	2,954	(1,186)	413	2,298	149	4,628
Charged-off	(4,370)	(15)	—	(717)	(308)	(5,410)
Recoveries	320	252	169	561	207	1,509
Ending balance	$16,733	$20,188	$3,305	$10,613	$536	$51,375

	As of and for the Three Months Ended June 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,577	$22,090	$2,799	$9,836	$347	$52,649
Provision for loan losses	1,720	909	35	(548)	142	2,258
Charged-off	(1,916)	(110)	—	(412)	(115)	(2,553)
Recoveries	205	158	81	417	90	951
Ending balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305

	As of and for the Six Months Ended June 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan losses	4,723	2,445	37	(4,210)	271	3,266
Charged-off	(2,697)	(1,425)	(97)	(942)	(322)	(5,483)
Recoveries	781	214	114	662	169	1,940
Ending balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of June 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$2,358	$1,367	$—	$474	$—	$4,199
Loans collectively evaluated for impairment	14,375	18,821	3,305	10,139	536	47,176
Ending balance	$16,733	$20,188	$3,305	$10,613	$536	$51,375

Loans:
Loans individually evaluated for impairment	$11,336	$15,723	$751	$12,668	$34	$40,512
Loans collectively evaluated for impairment	1,656,731	2,643,721	428,140	1,707,529	51,393	6,487,514
PCI loans evaluated for impairment	31	2,461	435	1,173	—	4,100
Ending balance	$1,668,098	$2,661,905	$429,326	$1,721,370	$51,427	$6,532,126

	As of December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$4,319	$1,181	$—	$61	$—	$5,561
Loans collectively evaluated for impairment	13,510	19,956	2,723	8,410	488	45,087
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

Loans:
Loans individually evaluated for impairment	$18,441	$15,318	$453	$13,159	$33	$47,404
Loans collectively evaluated for impairment	1,386,247	2,349,243	287,744	1,466,876	28,136	5,518,246
PCI loans evaluated for impairment	418	2,262	—	98	—	2,778
Ending balance	$1,405,106	$2,366,823	$288,197	$1,480,133	$28,169	$5,568,428

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Demand deposits, noninterest-bearing	$1,766,681	$1,464,700
Interest-bearing transaction deposits	1,926,502	1,435,574
Saving deposits and money market deposits	2,390,228	1,852,044
Time deposits	1,749,811	1,497,003
Total	$7,833,222	$6,249,321

The Company held brokered saving deposits and money market deposits of $14.4 million and $17.5 million at June 30, 2019 and December 31, 2018, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $934.5 million and $673.7 million at June 30, 2019 and December 31, 2018, respectively. The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $340.4 million and $264.1 million at June 30, 2019 and December 31, 2018, respectively. The Company held brokered time deposits of $108.8 million and $262.5 million at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the scheduled maturities of time deposits are as follows (dollars in thousands):

July 1, 2019 – June 30, 2020	$1,064,812
July 1, 2020 – June 30, 2021	389,392
July 1, 2021 – June 30, 2022	158,968
July 1, 2022 – June 30, 2023	63,863
July 1, 2023 – June 30, 2024	71,961
Thereafter	815
$1,749,811

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

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement providing for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The Term Loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed. The Company had $57.0 million outstanding indebtedness on June 30, 2019, comprised of $6.0 million of short-term debt and $51.0 million of long-term debt.

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on June 30, 2019 or December 31, 2018.

Long-term debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Notes payable, FHLB, ranging in original maturity from nineteen months to ten years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$35,772	$50,000
Notes payable	51,000	—
Total long-term borrowings	$86,772	$50,000

As of June 30, 2019, long-term debt from the FHLB, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.15% to 3.04%. The weighted average rate on the long-term advances was 2.29% as of June 30, 2019. As of December 31, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.20% to 2.41%. The weighted average rate on the long-term advances was 2.28% as of December 31, 2018.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, are at an initial rate of 4.75% for five years and thereafter at an annual floating rate equal to three-month LIBOR plus a spread of 2.919%. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.4 million and $0.8 million, respectively, at June 30, 2019. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.

Note 7:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the acquisition of Pulaski Financial Corp. (“Pulaski”) in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life.  The Company had $71.2 million of junior subordinated debt owed to unconsolidated trusts at June 30, 2019 and December 31, 2018.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of June 30, 2019, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 8: Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$24,085	$24,862	$49,554	$46,779
Shares:
Weighted average common shares outstanding	55,638	48,815	54,464	48,796
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	303	409	300	407

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	55,941	49,224	54,764	49,203

Basic earnings per common share	$0.43	$0.51	$0.91	$0.96

Diluted earnings per common share	$0.43	$0.51	$0.90	$0.95

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested. At June 30, 2019, 169,258 outstanding restricted stock units, 48,107 outstanding stock options, and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents. At June 30, 2018, 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

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

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the six months ended June 30, 2019 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of period	87,600	$20.58
Exercised	(21,799)	17.71
Forfeited	(2,271)	23.53
Expired	(5,176)	18.13
Outstanding at end of period	58,354	$21.76	6.23
Exercisable at end of period	42,472	$21.09	5.80

The Company recorded an insignificant amount and $0.1 million in stock option compensation expense for the three and six months ended June 30, 2019, related to the converted options from First Community. The Company recorded an insignificant amount and $0.1 million in stock option compensation expense for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company had $0.1 million of unrecognized stock option expense. This cost is expected to be recognized in 2019.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2019, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	690,495	$26.14	20,449	$27.93
Granted	—	—	—	—
Dividend equivalents earned	11,359	25.56	1,269	25.56
Vested	(104,760)	18.40	(20,195)	31.29
Forfeited	(4,712)	30.47	(1,523)	31.62
Non-vested at end of period	592,382	$27.46	—	$—
Outstanding at end of period	592,382	$27.46	68,153	$22.27

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances. Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

The Company recognized $1.0 million and $0.8 million of compensation expense related to both non-vested RSUs and DSUs for the three months ended June 30, 2019 and 2018, respectively. The Company recognized $1.9 million and $1.6 million of compensation expense related to both non-vested RSUs and DSUs for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $8.8 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.3 years.

As of June 30, 2019, 766,824 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 54,841 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 309,326 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,567,091	$1,398,483
Standby letters of credit	37,560	32,156

Note 11: Regulatory Capital

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2019 and December 31, 2018, all capital ratios of the Company and the subsidiary banks exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2019 that would change this designation.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,015,740	13.96%	$581,993	8.00%	$727,491	10.00%
Busey Bank	$893,175	14.53%	$491,782	8.00%	$614,727	10.00%
TheBANK	$194,755	17.34%	$89,849	8.00%	$112,312	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$904,365	12.43%	$436,495	6.00%	$581,993	8.00%
Busey Bank	$842,312	13.70%	$368,837	6.00%	$491,782	8.00%
TheBANK	$194,243	17.30%	$67,387	6.00%	$89,849	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$830,365	11.41%	$327,371	4.50%	$472,869	6.50%
Busey Bank	$842,312	13.70%	$276,628	4.50%	$399,573	6.50%
TheBANK	$194,243	17.30%	$50,540	4.50%	$73,003	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$904,365	9.87%	$366,386	4.00%	N/A	N/A
Busey Bank	$842,312	11.40%	$295,539	4.00%	$369,424	5.00%
TheBANK	$194,243	10.93%	$71,062	4.00%	$88,827	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$894,572	14.83%	$482,638	8.00%	$603,297	10.00%
Busey Bank	$854,351	14.19%	$481,701	8.00%	$602,126	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$783,924	12.99%	$361,978	6.00%	$482,638	8.00%
Busey Bank	$803,703	13.35%	$361,276	6.00%	$481,701	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$709,924	11.77%	$271,484	4.50%	$392,143	6.50%
Busey Bank	$803,703	13.35%	$270,957	4.50%	$391,382	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$783,924	10.36%	$302,704	4.00%	N/A	N/A
Busey Bank	$803,703	10.64%	$302,232	4.00%	$377,789	5.00%

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

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits. Because Busey Bank had been in an accumulated deficit position 2009 thru 2018, it was not able to pay dividends in prior years. With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company. Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, the most recent of which was $40.0 million on October 12, 2018. Busey Bank returned to a positive retained earnings position in the second quarter of 2018 and, in 2019, returned to paying dividends.

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Banking	$293,657	$246,999	$9,568,148	$7,656,709
Remittance Processing	8,992	8,992	42,083	39,278
Wealth Management	11,694	11,694	26,015	20,992
Other	—	—	(23,579)	(14,622)
Totals	$314,343	$267,685	$9,612,667	$7,702,357

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income:
Banking	$75,944	$62,109	$146,582	$123,525
Remittance Processing	18	16	36	32
Wealth Management	—	100	—	194
Other	(2,534)	(1,853)	(4,807)	(3,622)
Total net interest income	$73,428	$60,372	$141,811	$120,129

Non-interest income:
Banking	$15,659	$11,734	$28,442	$22,631
Remittance Processing	4,117	3,987	8,298	7,770
Wealth Management	9,594	7,808	18,727	16,449
Other	(1,474)	(727)	(1,626)	(1,562)
Total non-interest income	$27,896	$22,802	$53,841	$45,288

Non-interest expense:
Banking	$56,895	$37,855	$102,066	$79,241
Remittance Processing	2,589	2,624	5,353	5,090
Wealth Management	5,749	4,703	11,313	9,614
Other	2,787	2,123	6,451	4,400
Total non-interest expense	$68,020	$47,305	$125,183	$98,345

Income before income taxes:
Banking	$32,191	$33,730	$68,330	$63,649
Remittance Processing	1,546	1,379	2,981	2,712
Wealth Management	3,845	3,205	7,414	7,029
Other	(6,795)	(4,703)	(12,884)	(9,584)
Total income before income taxes	$30,787	$33,611	$65,841	$63,806

Net income:
Banking	$24,441	$24,904	$51,106	$46,749
Remittance Processing	1,105	986	2,130	1,939
Wealth Management	2,845	2,288	5,486	5,052
Other	(4,306)	(3,316)	(9,168)	(6,961)
Total net income	$24,085	$24,862	$49,554	$46,779

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

Interest Rate Lock Commitments. At June 30, 2019 and December 31, 2018, the Company had issued $73.5 million and $27.2 million, respectively, of unexpired interest rate lock commitments to loan customers. Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and

Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At June 30, 2019 and December 31, 2018, the Company had issued $107.5 million and $48.6 million, respectively, of unexpired forward sales commitments to mortgage loan investors. Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements. While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Fair value recorded in other assets	$1,135	$624
Fair value recorded in other liabilities	1,949	1,205

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross gains	$1,929	$1,023	$3,007	$1,755
Gross (losses)	(1,949)	(1,054)	(3,067)	(2,108)
Net gains (losses)	$(20)	$(31)	$(60)	$(353)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Derivatives to Customers. The Company may offer derivative contracts to its customers in connection with their risk management needs. These derivatives are primarily interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $407.4 million and $243.7 million at June 30, 2019 and December 31, 2018, respectively, these contracts support variable rate, commercial loan relationships totaling $203.7 million and $121.8 million, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Fair value recorded in other assets	$11,948	$1,438
Fair value recorded in other liabilities	11,948	1,438

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and non-interest expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross gains	$73	$489	$164	$1443
Gross losses	(73)	(489)	(164)	(1,443)
Net gains (losses)	$—	$—	$—	$—

The Company pledged $12.3 million in cash to secure its obligation under these contracts at June 30, 2019. The Company pledged $1.0 million in cash to secure its obligation under contracts at December 31, 2018.

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

Debt securities available for sale. Debt securities available for sale are reported at fair value utilizing level 2 measurements. The Company obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

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

Equity Securities. Equity securities are reported at fair value utilizing level 1 or level 2 measurements. For mutual funds, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1. For stock, quoted prices for identical or similar assets in markets that are not active are utilized and classified as level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2019	Inputs	Inputs	Inputs	Fair Value
Fair value adjusted through comprehensive income:
Debt securities available for sale
U.S. Treasury securities	$—	$58,535	$—	$58,535
Obligations of U.S. government corporations and agencies	—	290,766	—	290,766
Obligations of states and political subdivisions	—	278,930	—	278,930
Commercial mortgage-backed securities	—	124,155	—	124,155
Residential mortgage-backed securities	—	961,137	—	961,137
Corporate debt securities	—	134,550	—	134,550
Fair value adjusted through current period earnings:
Equity securities	—	5,362	—	5,362
Loans held for sale	—	39,607	—	39,607
Derivative assets	—	13,083	—	13,083
Derivative liabilities	—	13,897	—	13,897

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$25,411	$—	$25,411
Obligations of U.S. government corporations and agencies	—	52,342	—	52,342
Obligations of states and political subdivisions	—	170,044	—	170,044
Commercial mortgage-backed securities	—	1,942	—	1,942
Residential mortgage-backed securities	—	315,748	—	315,748
Corporate debt securities	—	132,198	—	132,198
Fair value adjusted through period earnings:
Equity securities	6,169	—	—	6,169
Loans held for sale	—	25,895	—	25,895
Derivative assets	—	2,062	—	2,062
Derivative liabilities	—	2,643	—	2,643

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is identified as impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all impaired loan fair values have been classified as level 3.

OREO. Non-financial assets and non-financial liabilities measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of the unobservable inputs, all OREO fair values have been classified as level 3.

Bank Property Held for Sale. Bank property held for sale represents certain banking center office buildings which the Company has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon discounted appraisals or real estate listing price. Due to the significance of the unobservable inputs, all bank property held for sale fair values have been classified as level 3.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2019
Impaired loans	$—	$—	$7,817	$7,817
OREO	—	—	84	84
Bank property held for sale	—	—	1,832	1,832

December 31, 2018
Impaired loans	$—	$—	$10,999	$10,999
OREO	—	—	55	55
Bank property held for sale	—	—	1,832	1,832

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
June 30, 2019
Impaired loans	$7,817	Appraisal of collateral	Appraisal adjustments	- 3.4%	to	- 100.0%
				(-29.4)%
OREO	84	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-61.8)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

December 31, 2018
Impaired loans	$10,999	Appraisal of collateral	Appraisal adjustments	- 3.3%	to	- 100.0%
				(-24.1)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$420,207	$420,207	$239,973	$239,973
Level 2 inputs:
Debt securities held to maturity	15,708	15,934	608,660	603,360
Accrued interest receivable	28,614	28,614	22,314	22,314
Level 3 inputs:
Portfolio loans, net	6,480,751	6,447,502	5,517,780	5,473,063
Mortgage servicing rights	8,692	12,772	3,315	11,051
Other servicing rights	845	1,434	781	1,443

Financial liabilities:
Level 2 inputs:
Time deposits	$1,749,811	$1,747,766	$1,497,003	$1,482,301
Securities sold under agreements to repurchase	190,846	190,846	185,796	185,796
Short-term borrowings	30,761	30,748	—	—
Long-term debt	86,772	86,873	50,000	49,873
Junior subordinated debt owed to unconsolidated trusts	71,230	65,073	71,155	65,182
Accrued interest payable	7,380	7,380	6,568	6,568
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,607	40,419	39,539	39,452
Subordinated notes, net of unamortized issuance costs	59,197	59,719	59,147	58,186

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s 2018 Form 10-K.

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for bank branches, ATM locations, and office space with terms extending through 2032. As of June 30, 2019, the Company reported $10.4 million of right-of-use asset and $10.5 million lease liability in its unaudited Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
Lease Costs	June 30, 2019	June 30, 2019
Operating lease costs	$584	$1,117
Variable lease costs	119	230
Short-term lease costs	8	23
Sublease income	-	-
Net lease cost	$711	$1,370

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$570	$1,083
Operating lease cash flows – Liability reduction	490	953
Right of use assets obtained during the period in exchange for operating lease liabilities	764	764
Weighted average lease term (in years)	6.81	6.81
Weighted average discount rate	3.04%	3.04%

At June 30, 2019, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.7 million for the three months ended June 30, 2019 and 2018. Rent expense under operating leases, included in net occupancy and equipment expense, was $1.4 million for the six months ended June 30, 2019 and 2018.

Rent commitments were as follows (dollars in thousands):

June 30, 2019
2019	$1,150
2020	2,342
2021	1,730
2022	1,375
2023	1,217
Thereafter	3,896
Amounts representing interest	(1,179)
Present value of net future minimum lease payments	$10,531

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition as of June 30, 2019 (unaudited), as compared with December 31, 2018 and June 30, 2018 (unaudited), and the results of operations for the three and six months ended June 30, 2019 (unaudited) and 2018 (unaudited) and the three months ended March 31, 2019 (unaudited) when applicable. Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s 2018 Form 10-K.

EXECUTIVE SUMMARY

Operating Results

The Company reported net income for the second quarter of 2019 of $24.1 million, or $0.43 per diluted common share, as compared to $25.5 million, or $0.48 per diluted common share, for the first quarter of 2019 and $24.9 million, or $0.51 per diluted common share, for the second quarter of 2018. Adjusted net income(1) for the second quarter of 2019 was $29.5 million, or $0.53 per diluted common share, as compared to $26.6 million, or $0.50 per diluted common share, for the first quarter of 2019 and $25.6 million, or $0.52 per diluted common share, for the second quarter of 2018.

Year-to-date net income through June 30, 2019 was $49.6 million, or $0.90 per diluted common share, compared to net income of $46.8 million, or $0.95 per diluted common share, for the comparable period of 2018. Year-to-date adjusted net income(1) for the first six months of 2019 was $56.1 million, or $1.02 per diluted common share, compared to $50.5 million or $1.03 per diluted common share for the first six months of 2018.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for the second quarter of 2019 were $4.1 million of expenses related to acquisitions, $1.4 million of expenses related to other restructuring costs and $1.8 million related to mortgage servicing rights impairment from TheBANK. The reconciliation of non-GAAP measures (including adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible book value, tangible book value per share and return on average tangible common equity), which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

On January 31, 2019, the Company completed its acquisition of Banc Ed, the holding company for TheBANK. TheBANK, founded in 1868, is a commercial bank headquartered in Edwardsville, Illinois. It is anticipated that TheBANK will be merged with and into First Busey’s bank subsidiary, Busey Bank, in the fourth quarter of 2019. The Company’s operating results and financial condition were materially impacted by this acquisition.

On May 13, 2019, the Company announced the execution of an Agreement and Plan of Merger in connection with the proposed acquisition by Busey Bank of Investors’ Security Trust Company (“IST”), a Fort Myers, Florida wealth management firm. While the proposed acquisition is expected to add to the Company’s wealth management offerings, it is not expected to have any immediate, material impact to the Company’s earnings or overall business. Through this transaction, Busey Bank and IST broaden the expertise and level of service available to clients, from individuals and families to institutions and foundations. It is anticipated that IST will be merged with and into the wealth management division of Busey Bank in 2019, subject to customary closing conditions and required approvals.

(1)	For a reconciliation of adjusted net income, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Asset Quality

As of June 30, 2019, the Company reported non-performing loans of $33.1 million compared to $36.6 million at March 31, 2019. Non-performing loans were 0.51% of total portfolio loans as of June 30, 2019 compared to 0.56% as of March 31, 2019.  With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period. The key metrics are as follows (dollars in thousands):

	As of
	June 30,	March 31	December 31,	September 30,
	2019	2019	2018	2018
Portfolio loans	$6,532,126	$6,515,081	$5,568,428	$5,623,741
Allowance for loan losses	51,375	50,915	50,648	52,743
Non-performing loans
Non-accrual loans	32,816	36,230	34,997	40,395
Loans 90+ days past due	258	356	1,601	364
Loans 30-89 days past due	18,040	10,780	7,121	8,189
Other non-performing assets	936	921	376	1,093
Allowance as a percentage of non-performing loans	155.3%	139.2%	138.4%	129.4%
Allowance for loan losses to portfolio loans	0.79%	0.78%	0.91%	0.94%

Economic Conditions of Markets

Busey Bank has 44 banking centers serving Illinois. Our Illinois markets of Champaign, Macon, McLean, and Peoria counties and Southwest Chicago feature several Fortune 1000 companies.  Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment and small business.  TheBANK has 19 banking centers in Southern Illinois.

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

Busey Bank has one banking center in the Indianapolis, Indiana area. Indianapolis is the most populous city of Indiana with a diverse economy and it is headquarters to many large corporations.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Three Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$215,181	1,083	2.02%	$115,599	$508	1.76%
Investment securities:
U.S. Government obligations	354,327	2,151	2.43%	155,009	636	1.65%
Obligations of states and political subdivisions(1)	294,371	2,181	2.97%	290,802	1,882	2.60%
Other securities	1,248,788	8,337	2.68%	862,392	5,328	2.48%
Loans held for sale	25,143	212	3.38%	27,516	299	4.36%
Portfolio loans(1), (2)	6,528,326	78,279	4.81%	5,533,168	62,233	4.51%
Total interest-earning assets(1), (3)	$8,666,136	$92,243	4.27%	$6,984,486	$70,886	4.07%

Cash and due from banks	113,233			102,640
Premises and equipment	149,334			120,595
Allowance for loan losses	(51,047)			(53,521)
Other assets	645,022			499,341
Total assets	$9,522,678			$7,653,541

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,821,827	$2,489	0.55%	$1,214,863	$782	0.26%
Savings and money market deposits	2,400,751	3,581	0.60%	2,004,299	1,641	0.33%
Time deposits	1,747,830	8,084	1.86%	1,400,548	4,481	1.28%
Federal funds purchased and repurchase agreements	193,621	627	1.30%	235,678	372	0.63%
Borrowings (4)	258,662	2,365	3.67%	250,552	1,863	2.98%
Junior subordinated debt issued to unconsolidated trusts	71,194	892	5.03%	71,046	814	4.60%
Total interest-bearing liabilities	$6,493,885	$18,038	1.11%	$5,176,986	$9,953	0.77%

Net interest spread(1)			3.16%			3.30%

Noninterest-bearing deposits	1,747,746			1,492,251
Other liabilities	85,245			40,173
Stockholders’ equity	1,195,802			944,131
Total liabilities and stockholders’ equity	$9,522,678			$7,653,541

Interest income / earning assets(1), (3)	$8,666,136	$92,243	4.27%	$6,984,486	$70,886	4.07%
Interest expense / earning assets	$8,666,136	$18,038	0.84%	$6,984,486	$9,953	0.57%
Net interest margin(1)		$74,205	3.43%		$60,933	3.50%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.8 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Six Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$217,811	2,315	2.14%	$116,956	$931	1.61%
Investment securities:
U.S. Government obligations	343,773	4,217	2.47%	158,272	1,285	1.64%
Obligations of states and political subdivisions(1)	280,405	4,118	2.96%	299,976	3,861	2.60%
Other securities	1,186,059	15,881	2.70%	851,297	10,286	2.44%
Loans held for sale	21,218	379	3.60%	33,372	649	3.92%
Portfolio loans(1), (2)	6,329,596	150,291	4.79%	5,520,584	123,085	4.50%
Total interest-earning assets(1), (3)	$8,378,862	$177,201	4.26%	$6,980,457	$140,097	4.05%

Cash and due from banks	109,714			105,667
Premises and equipment	146,776			119,481
Allowance for loan losses	(51,236)			(54,076)
Other assets	614,859			507,162
Total assets	$9,198,975			$7,658,691

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,760,550	$4,967	0.57%	$1,188,922	$1,452	0.25%
Savings and money market deposits	2,303,358	6,285	0.55%	2,015,561	3,160	0.32%
Time deposits	1,718,587	15,402	1.81%	1,389,595	8,279	1.20%
Federal funds purchased and repurchase agreements	199,045	1,210	1.23%	246,802	713	0.58%
Borrowings (4)	227,460	4,266	3.78%	264,205	3,696	2.82%
Junior subordinated debt issued to unconsolidated trusts	71,175	1,806	5.12%	71,028	1,529	4.34%
Total interest-bearing liabilities	$6,280,175	$33,936	1.09%	$5,176,113	$18,829	0.73%

Net interest spread(1)			3.17%			3.32%

Noninterest-bearing deposits	1,682,691			1,494,680
Other liabilities	80,034			48,923
Stockholders’ equity	1,153,075			938,975
Total liabilities and stockholders’ equity	$9,195,975			$7,658,691

Interest income / earning assets(1), (3)	$8,378,862	$177,201	4.26%	$6,980,457	$140,097	4.05%
Interest expense / earning assets	$8,378,862	$33,936	0.81%	$6,980,457	$18,829	0.55%
Net interest margin(1)		$143,265	3.45%		$121,268	3.50%
(1)On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $1.5 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds and Net Interest Margin

Total average interest-earning assets increased $1.7 billion, or 24.1%, to $8.7 billion for the three months ended June 30, 2019, as compared to $7.0 billion for the same period in 2018. Total average interest-earning assets increased $1.4 billion, or 20.0%, to $8.4 billion for the six months ended June 30, 2019, as compared to $7.0 billion for the same period of 2018. Average loans have increased due to the Banc Ed acquisition and organic growth.  Loans generally have notably higher yields compared to interest-bearing bank deposits and investment securities and our loan growth contributed to a positive effect on net interest margin.

Total average interest-bearing liabilities increased $1.3 billion, or 25.4%, to $6.5 billion for the three months ended June 30, 2019 as compared to $5.2 billion for the same period in 2018.   Total average interest-bearing liabilities increased $1.1 billion, or 21.3%, to $6.3 billion for the six months ended June 30, 2019 as compared to $5.2 billion for the same period of 2018. Average noninterest-bearing deposits increased $255.5 million, or 17.1%, to $1.7 billion for the three months ended June 30, 2019, as compared to $1.5 billion for the same period of 2018. Average noninterest-bearing deposits increased $188.0 million, or 12.6%, to $1.7 billion for the six months ended June 30, 2019, as compared to $1.5 billion for the same period of 2018.

Interest income, on a tax-equivalent basis, increased $21.3 million, or 30.1%, to $92.2 million for the three months ended June 30, 2019, compared to $70.9 million in the same period of 2018. Interest income, on a tax-equivalent basis, increased $37.1 million, or 26.5%, to $177.2 million for the six months ended June 30, 2019, compared to $140.1 million in same period of 2018. The interest income increase related primarily to the increase in average loan balances. Interest expense increased during the three months ended June 30, 2019 by $8.0 million to $18.0 million, compared to $10.0 million in the same period of 2018. Interest expense increased during the six months ended June 30, 2019 by $15.1 million to $33.9 million, compared to $18.8 million in the same period of 2018. Funding costs have increased primarily due to resetting of time deposit rates to reflect market rate increases and additional borrowings in conjunction with the Banc Ed acquisition.

Net interest income, on a tax-equivalent basis, increased $13.3 million, or 21.8%, for the three months ended June 30, 2019 as compared to the same period of 2018.   Net interest income, on a tax-equivalent basis, increased $22.0 million, or 18.1%, for the six months ended June 30, 2019 as compared to the same period of 2018.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.43% for the three months ended June 30, 2019, compared to 3.50% for the same period of 2018, and decreased to 3.45% for the six months ended June 30, 2019, compared to 3.50% for the same period of 2018.  Net of purchase accounting accretion and amortization,(1) the net interest margin for the three months ended June 30, 2019 was 3.27%, a decrease from 3.33% for the same period in 2018, and was 3.29% for the six months ended June 30, 2019, a decrease from 3.32% for the same period of 2018.

The quarterly net interest margins were as follows:

	2019	2018
First Quarter	3.46%	3.51%
Second Quarter	3.43%	3.50%
Third Quarter	—%	3.41%
Fourth Quarter	—%	3.38%
(1)	For a reconciliation of net interest margin net of purchase accounting accretion and amortization, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.16% for the three months ended June 30, 2019 compared to 3.30% in the same period of 2018, and was 3.17% for the six months ended June 30, 2019, compared to 3.32% for the same period of 2018, each on a tax-equivalent basis.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2018 Form 10-K for accounting policies underlying the recognition of interest income and expense.

Non-interest income (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Fees for customer services	$9,696	$7,290	$2,406	33.0%	$17,793	$14,236	$3,557	25.0%
Trust fees	8,318	6,735	1,583	23.5%	16,433	14,249	2,184	15.3%
Commissions and brokers’ fees, net	1,170	883	287	32.5%	2,084	1,979	105	5.3%
Remittance processing	3,717	3,566	151	4.2%	7,497	6,958	539	7.7%
Mortgage revenue	2,851	1,573	1,278	81.2%	4,796	3,216	1,580	49.1%
Net (losses) gains on sales of securities	(10)	160	(170)	(106.3)%	(184)	160	(344)	(215.0)%
Unrealized (losses) gains recognized on equity securities	(1,016)	—	(1,016)	(100.0)%	(800)	—	(800)	(100.0)%
Other income	3,170	2,595	575	22.2%	6,222	4,490	1,732	38.6%
Total non-interest income	$27,896	$22,802	$5,094	22.3%	$53,841	$45,288	$8,553	18.9%

Total non-interest income of $27.9 million for the three months ended June 30, 2019 increased by 22.3% as compared to $22.8 million for the same period in 2018. Total non-interest income of $53.8 million for the six months ended June 30, 2019 increased by 18.9% as compared to $45.3 million for the same period in 2018. Revenues from trust fees, commissions and brokers’ fees and remittance processing activities represented 47.3% of the Company’s non-interest income for the quarter ended June 30, 2019, providing a balance to revenue from traditional banking activities.

Trust fees and commissions and brokers’ fees were $9.5 million for the second quarter of 2019 compared to $7.6 million for the second quarter of 2018. Trust fees and commissions and brokers’ fees were $18.5 million for the six months ended June 30, 2019 compared to $16.2 million for the same period of 2018. The Company’s wealth management division ended the second quarter of 2019 with $9.0 billion in assets under care compared to $7.0 billion in the second quarter of 2018.

Remittance processing revenue from the Company’s subsidiary, FirsTech, of $3.7 million for the second quarter of 2019 increased from $3.6 million for the second quarter of 2018. For the first six months of 2019, remittance processing revenue increased to $7.5 million compared to $7.0 million for the same period of 2018. FirsTech experienced growth from both new clients and expansion of existing clients.

Fees for customer services increased 33.0% and 25.0% for the three and six months ended June 30, 2019, respectively, compared to the same period of 2018 as a result of the Banc Ed acquisition. Evolving regulation, product changes and changing behaviors by our customer base impact fees for customer services.

The mortgage line of business generated $2.9 million of revenue in the second quarter of 2019, an increase compared to $1.6 million of revenue in the second quarter of 2018, and increased to $4.8 million for the six months ended June 30, 2019 compared to $3.2 million for the same period of 2018, following a period of restructuring and additional revenue from TheBANK.

Non-interest expense (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Salaries, wages and employee benefits	$34,268	$25,472	$8,796	34.5%	$66,609	$54,291	$12,318	22.7%
Net occupancy expense of premises	4,511	3,689	822	22.3%	8,713	7,510	1,203	16.0%
Furniture and equipment expenses	2,352	1,790	562	31.4%	4,447	3,703	744	20.1%
Data processing	5,616	4,030	1,586	39.4%	10,017	8,375	1,642	19.6%
Amortization of intangible assets	2,412	1,490	922	61.9%	4,506	3,005	1,501	50.0%
Other expense	18,861	10,834	8,027	74.1%	30,891	21,461	9,430	43.9%
Total non-interest expense	$68,020	$47,305	$20,715	43.8%	$125,183	$98,345	$26,838	27.3%

Income taxes	$6,702	$8,749	$(2,047)	(23.4)%	$16,287	$17,027	$(740)	(4.3)%
Effective rate on income taxes	21.8%	26.0%			24.7%	26.7%

Efficiency ratio	63.6%	54.8%			60.9%	57.3%
Full-time equivalent employees as of period-end	1,579	1,288

Total non-interest expense of $68.0 million for the three months ended June 30, 2019 increased as compared to $47.3 million for the same period in 2018. Total non-interest expense of $125.2 million for the six months ended June 30, 2019 increased as compared to $98.3 million for the same period in 2018. The three and six months ended June 30, 2019 reflect increases from the Banc Ed acquisition.

Salaries, wages and employee benefits increased to $34.3 million for the three months ended June 30, 2019 as compared to $25.5 million for the same period in 2018, and increased to $66.6 million for the six months ended June 30, 2019 as compared to $54.3 million for the same period in 2018. The increases in salaries, wages and employee benefits primarily relates to fluctuations in the number of employees resulting from the Banc Ed acquisition.

Combined net occupancy expense of premises and furniture and equipment expenses were $6.9 million for the three months ended June 30, 2019 and $5.5 million for the three months ended June 30, 2018. Combined net occupancy expense of premises and furniture and equipment expenses were $13.2 million for the six months ended June 30, 2019 and $11.2 million for the six months ended June 30, 2018. The increase is primarily due to TheBANK adding 19 banking centers to our banking center network.

Data processing expense in the second quarter of 2019 of $5.6 million increased compared to $4.0 million in the second quarter of 2018. In the first six months of 2019, data processing expense increased to $10.0 million compared to $8.4 million for the same period of 2018. Variances are related to payment of conversion expenses and data processing related to TheBANK.

Amortization of intangible assets increased to $2.4 million for the three months ended June 30, 2019 compared to $1.5 million for the three months ended June 30, 2018, and increased to $4.5 million for the six months ended June 30, 2019 compared to $3.0 million for the six months ended June 30, 2018, as a result of the Banc Ed acquisition.

Other expense of $18.9 million for the three months ended June 30, 2019 was an increase compared to $10.8 million for the same period in 2018. Other expense of $30.9 million for the six months ended June 30, 2019 was an increase compared to $21.5 million for the same period in 2018. Variances are across multiple expense categories and include expenses related to acquisitions and other restructuring activities. In addition, included in other expense for the three and six months ended June 30, 2019 is MSR valuation impairment of $1.8 million and lease impairment of $0.4 million.

The effective income tax rate of 21.8% and 24.7% for the three and six months ended June 30, 2019, was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits.

The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  At June 30, 2019, the Company was not under examination by any tax authority.

The efficiency ratio(1) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio was 63.6% in the second quarter of 2019 as compared to 54.8% in the same period of 2018 and the efficiency ratio was 60.9% for the six months ended June 30, 2019 as compared to 57.3% in the comparable period of 2018.  Operating costs have been influenced by acquisition, restructuring and other non-recurring items and the adjusted efficiency ratio(1), excluding the impact of such costs, was 56.6% for the quarter ended June 30, 2019 compared to 53.7% for the same period of 2018.  The adjusted efficiency ratio(1) was 56.5% and 54.6% for the six month periods ended June 30, 2019 and 2018, respectively. While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years.

(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Non-GAAP Financial Information”.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet items (dollars in thousands):

	June 30,	December 31,
	2019	2018	$ Change	% Change
Assets
Debt securities available for sale	$1,848,073	$697,685	$1,150,388	164.9%
Debt securities held to maturity	15,708	608,660	(592,952)	(97.4)%
Portfolio loans, net	6,480,751	5,517,780	962,971	17.5%

Total assets	$9,612,667	$7,702,357	$1,910,310	24.8%

Liabilities
Deposits:
Noninterest-bearing	$1,766,681	$1,464,700	$301,981	20.6%
Interest-bearing	6,066,541	4,784,621	1,281,920	26.8%
Total deposits	$7,833,222	$6,249,321	$1,583,901	25.3%

Securities sold under agreements to repurchase	$190,846	$185,796	$5,050	2.7%
Short-term borrowings	30,761	—	30,761	100.0%
Long-term debt	86,772	50,000	36,772	73.5%
Senior notes, net of unamortized issuance costs	39,607	39,539	68	0.2%
Subordinated notes, net of unamortized issuance costs	59,197	59,147	50	0.1%
Junior subordinated debt owed to unconsolidated trusts	71,230	71,155	75	0.1%

Total liabilities	$8,409,059	$6,707,393	$1,701,666	25.4%

Stockholders’ equity	$1,203,608	$994,964	$208,644	21.0%

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the lending areas can be found in the Company’s 2018 Form 10-K. The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	June 30, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,185,675	$438,141	$15,991	$28,291	$1,668,098
Commercial real estate	1,766,237	557,318	154,533	183,817	2,661,905
Real estate construction	175,619	141,991	28,997	82,719	429,326
Retail real estate	1,136,955	449,793	101,623	32,999	1,721,370
Retail other	47,597	1,601	1,481	748	51,427
Portfolio loans	$4,312,083	$1,588,844	$302,625	$328,574	$6,532,126

Allowance for loan losses					(51,375)
Portfolio loans, net					$6,480,751

	December 31, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$972,072	$394,043	$17,954	$21,037	$1,405,106
Commercial real estate	1,448,937	579,536	158,337	180,013	2,366,823
Real estate construction	78,489	122,385	17,859	69,464	288,197
Retail real estate	874,910	475,739	102,117	27,367	1,480,133
Retail other	24,849	1,294	1,455	571	28,169
Portfolio loans	$3,399,257	$1,572,997	$297,722	$298,452	$5,568,428

Allowance for loan losses					(50,648)
Portfolio loans, net					$5,517,780

Portfolio loans increased $963.7 million, or 17.3%, as of June 30, 2019 compared to December 31, 2018, primarily due to the Banc Ed acquisition. Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $699.2 million from December 31, 2018. Retail real estate and retail other loans increased $264.5 million from December 31, 2018.

Allowance for Loan Losses

The Company recorded net charge-offs of $2.1 million for the second quarter of 2019 and $3.9 million for the six months ended June 30, 2019. The allowance for loan loss as a percentage of portfolio loans was 0.79% at June 30, 2019 as compared to 0.78% at March 31, 2019 and 0.91% at December 31, 2018. The decline in the allowance coverage ratio in 2019 is primarily attributed to the Banc Ed acquisition. Acquired loans are initially recorded at their acquisition date fair value so a separate allowance is not initially recognized. An allowance is recorded subsequent to acquisition to the extent the reserve requirement exceeds the recorded fair value adjustment.

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

The provision for loan losses was $2.5 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and was $4.6 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for loan losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

Non-performing Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory guidelines. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Typically, loans are collateral dependent. When a collateral dependent loan is classified as non-accrual it is charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell. Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
Non-accrual loans	$32,816	$36,230	$34,997	$40,395
Loans 90+ days past due and still accruing	258	356	1,601	364
Total non-performing loans	33,074	36,586	36,598	40,759

OREO	936	921	376	1,093

Total non-performing assets	$34,010	$37,507	$36,974	$41,852

Allowance for loan losses	$51,375	$50,915	$50,648	$52,743
Allowance for loan losses to portfolio loans	0.79%	0.78%	0.91%	0.94%
Allowance for loan losses to non-performing loans	155.3%	139.2%	138.4%	129.4%
Non-performing loans to portfolio loans, before allowance for loan losses	0.5%	0.6%	0.7%	0.7%
Non-performing assets to portfolio loans and OREO, before allowance for loan losses	0.5%	0.6%	0.7%	0.7%

Total non-performing assets were $34.0 million at June 30, 2019, compared to $37.0 million at December 31, 2018. Non-performing assets as a percentage of portfolio loans and OREO continued to be favorably low at 0.5% on June 30, 2019. Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $79.2 million at June 30, 2019, compared to $70.9 million at December 31, 2018.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2019, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving facility, or to utilize brokered deposits. As of June 30, 2019, the Company had additional capacity to borrow from the FHLB and Federal Reserve of $1.1 billion and $470.1 million, respectively. Additionally, the Company has an unused revolving facility of $20.0 million.

As of June 30, 2019, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The banks routinely enter into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of June 30, 2019 and December 31, 2018, we had outstanding loan commitments and standby letters of credit of $1.6 billion and $1.4 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets and adjusted return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures, for example, net income in the case of adjusted net income and adjusted return on average assets, total net interest income, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of the tangible book value per share, appears below. The Company believes each of the adjusted measures is useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

These non-GAAP disclosures have inherent limitations and are not audited. They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Tax effected numbers included in these non-GAAP disclosures are based on estimated statutory rates.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and Return on Average Assets

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Net income	$24,085	$25,469	$24,862	$49,554	$46,779
Acquisition expenses
Salaries, wages, and employee benefits	43	—	—	43	1,233
Data processing	327	7	34	334	406
Other (includes professional and legal)	3,293	1,205	107	4,498	2,057
Lease impairment	415	—	—	415	—
Other restructuring costs
Salaries, wages, and employee benefits	275	—	—	275	417
Data processing	292	100	—	392	—
Fixed asset impairment	—	—	817	—	817
Other (includes professional and legal)	826	167	—	993	—
MSR valuation impairment	1,822	—	—	1,822	—
Related tax benefit	(1,880)	(334)	(230)	(2,214)	(1,197)
Adjusted net income	$29,498	$26,614	$25,590	$56,112	$50,512

Average total assets	$9,522,678	$8,865,642	$7,653,541	$9,198,975	$7,658,691

Reported: Return on average assets(1)	1.01%	1.17%	1.30%	1.09%	1.23%
Adjusted: Return on average assets(1)	1.24%	1.22%	1.34%	1.23%	1.33%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018

Reported: Net interest income	$73,428	$68,383	$60,372	$141,811	$120,129
Tax-equivalent adjustment	777	677	561	1,454	1,139
Purchase accounting accretion	(3,471)	(2,994)	(3,015)	(6,465)	(6,425)
Adjusted: Net interest income	$70,734	$66,066	$57,918	$136,800	$114,843

Average interest-earning assets	$8,666,136	$8,088,396	$6,984,486	$8,378,862	$6,980,457

Reported: Net interest margin(1)	3.43%	3.46%	3.50%	3.45%	3.50%
Adjusted: Net Interest margin(1)	3.27%	3.31%	3.33%	3.29%	3.32%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Reported: Net Interest income	$73,428	$68,383	$60,372	$141,811	$120,129
Tax-equivalent adjustment	777	677	561	1,454	1,139
Tax equivalent interest income	$74,205	$69,060	$60,933	$143,265	$121,268

Reported: Non-interest income	27,896	25,945	22,802	53,841	45,288
Net (losses) gains on sales of securities and unrealized (losses) gains recognized on equity securities	(1,026)	42	160	(984)	160
Adjusted: Non-interest income	$28,922	$25,903	$22,642	$54,825	$45,128

Reported: Non-interest expense	68,020	57,163	47,305	125,183	98,345
Amortization of intangible assets	(2,412)	(2,094)	(1,490)	(4,506)	(3,005)
Non-operating adjustments:
Salaries, wages, and employee benefits	(318)	—	—	(318)	(1,650)
Data processing	(619)	(107)	(34)	(726)	(406)
Other	(6,356)	(1,372)	(924)	(7,728)	(2,429)
Adjusted: Non-interest expense	$58,315	$53,590	$44,857	$111,905	$90,855

Reported: Efficiency ratio	63.62%	57.99%	54.82%	60.92%	57.30%
Adjusted: Efficiency ratio	56.55%	56.43%	53.67%	56.49%	54.60%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

(dollars in thousands)

	Three Months Ended
	June 30,	March 31,	June 30,
	2019	2019	2018

Total Assets	$9,612,667	$9,537,334	$7,775,544
Goodwill and other intangible assets, net	(375,327)	(377,739)	(303,407)
Tax effect of other intangible assets, net	17,075	17,751	9,288
Tangible assets	$9,254,415	$9,177,346	$7,481,425

Total stockholders’ equity	1,203,608	1,186,141	957,182
Goodwill and other intangible assets, net	(375,327)	(377,739)	(303,407)
Tax effect of other intangible assets, net	17,075	17,751	9,288
Tangible common equity	$845,356	$826,153	$663,063

Tangible common equity to tangible assets(1)	9.13%	9.00%	8.86%
Tangible book value per share	$14.95	$14.53	$13.40

Average stockholders’ common equity	$1,195,802	$1,109,872	$944,131
Average goodwill and other intangible assets, net	(376,851)	(352,587)	(304,379)
Average tangible stockholders’ common equity	$818,951	$757,285	$639,752

Reported: Return on average tangible common equity(2)	11.80%	13.64%	15.59%
Adjusted: Return on average tangible common equity(2), (3)	14.45%	14.25%	16.04%

	Six Months Ended
	June 30,	June 30,
	2019	2018
Average stockholders’ common equity	$1,153,075	$938,975
Average goodwill and other intangible assets, net	(364,786)	(305,666)
Average tangible stockholders’ common equity	$788,289	$633,309

Reported: Return on average tangible common equity(2)	12.68%	14.90%
Adjusted: Return on average tangible common equity(2), (3)	14.35%	16.08%

(1) Tax-effected measure
(2) Annualized measure
(3) Calculated using adjusted net income

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements. These factors include, among others, the following:

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

Our significant accounting policies are described in Note 1 of the Company’s 2018 Form 10-K. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical:

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

Income Taxes. The Company estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the unaudited Consolidated Statements of Income. Accrued and deferred taxes, as reported in other assets or other liabilities in the unaudited Consolidated Balance Sheets, represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.

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

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 200	- 100	+100	+200	+300

June 30, 2019	(8.51)%	(4.58)%	1.10%	2.77%	4.26%

December 31, 2018	(9.86)%	(3.58)%	1.08%	2.01%	2.88%

	Year-Two: Basis Point Changes
	- 200	- 100	+100	+200	+300

June 30, 2019	(11.53)%	(6.79)%	2.87%	5.68%	8.25%

December 31, 2018	(13.71)%	(5.13)%	1.97%	3.70%	5.32%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of June 30, 2019, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares. On June 14, 2019, the Company repurchased 333,334 shares in a private transaction for $25.30 per share. At June 30, 2019, the Company had 1,000,000 shares that may still be purchased under the plan.

Period	Total number of shared purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum number of Shares that May Yet Be Repurchased Under the Program
April 1-30, 2019	—	—	—	333,334
May 1-31, 2019	—	—	—	1,333,334
June 1-30, 2019	333,334	$ 25.30	333,334	1,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Employment Agreement Addendum by and between First Busey Corporation and Christopher M. Shroyer, dated April 23, 2019 (filed as Exhibit 99.2 to the Company’s Form 8-K filed with the Commission on April 23, 2019 (Commission No. 0-15950), and incorporated herein by reference).

10.2

Letter Agreement by and between First Busey Corporation and Robin N. Elliott, dated April 23, 2019 (filed as Exhibit 99.3 to the Company’s Form 8-K filed with the Commission on April 23, 2019 (Commission No. 0-15950), and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

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

Date: August 7, 2019