Form 10-Q
period 2019-09-30
FIRST BUSEY CORP /NV/
filed 2019-11-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $.001 par value	BUSE	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2019
Common Stock, $.001 par value	55,047,777

FIRST BUSEY CORPORATION

FORM 10-Q

September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Assets
Cash and due from banks	$139,523	$128,838
Interest-bearing deposits	385,934	111,135
Total cash and cash equivalents	525,457	239,973

Debt securities available for sale	1,701,005	697,685
Debt securities held to maturity (fair value 2019 $15,399; 2018 $603,360)	15,170	608,660
Equity securities	5,690	6,169
Loans held for sale, at fair value	70,345	25,895
Portfolio loans (net of allowance for loan losses 2019 $52,965; 2018 $50,648)	6,616,450	5,517,780
Premises and equipment, net	153,641	117,672
Right of use asset	9,979	—
Goodwill	322,699	267,685
Other intangible assets, net	58,624	32,873
Cash surrender value of bank owned life insurance	172,512	128,491
Other assets	102,188	59,474
Total assets	$9,753,760	$7,702,357
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,779,490	$1,464,700
Interest-bearing	6,150,976	4,784,621
Total deposits	7,930,466	6,249,321

Securities sold under agreements to repurchase	202,500	185,796
Short-term borrowings	29,739	—
Long-term debt	85,106	50,000
Senior notes, net of unamortized issuance costs	39,640	39,539
Subordinated notes, net of unamortized issuance costs	59,222	59,147
Junior subordinated debt owed to unconsolidated trusts	71,269	71,155
Lease liability	10,101	—
Other liabilities	109,736	52,435
Total liabilities	8,537,779	6,707,393

Outstanding commitments and contingent liabilities (see Note 11)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; 55,910,733 shares issued 2019 and 49,185,581 shares issued 2018	56	49
Additional paid-in capital	1,247,560	1,080,084
Accumulated deficit	(31,868)	(72,167)
Accumulated other comprehensive income (loss)	17,391	(6,812)
Total stockholders’ equity before treasury stock	1,233,139	1,001,154

Treasury stock, at cost (2019 713,456 shares; 2018 310,745 shares)	(17,158)	(6,190)
Total stockholders’ equity	1,215,981	994,964
Total liabilities and stockholders’ equity	$9,753,760	$7,702,357

Common shares outstanding at period end	55,197,277	48,874,836

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$78,083	$63,589	$227,903	$186,839
Interest and dividends on investment securities:
Taxable interest income	10,247	7,357	31,583	19,670
Non-taxable interest income	1,180	1,166	3,456	3,630
Other interest income	2,181	649	4,496	1,580
Total interest income	91,691	72,761	267,438	211,719
Interest expense:
Deposits	14,753	8,946	41,407	21,837
Federal funds purchased and securities sold under agreements to repurchase	579	426	1,789	1,139
Short-term borrowings	200	324	885	1,257
Long-term debt	700	245	2,020	622
Senior notes	400	400	1,199	1,199
Subordinated notes	731	792	2,193	2,379
Junior subordinated debt owed to unconsolidated trusts	852	854	2,658	2,383
Total interest expense	18,215	11,987	52,151	30,816
Net interest income	73,476	60,774	215,287	180,903
Provision for loan losses	3,411	758	8,039	4,024
Net interest income after provision for loan losses	70,065	60,016	207,248	176,879
Non-interest income:
Fees for customer services	9,842	7,340	27,635	21,576
Trust fees	7,689	6,324	24,122	20,573
Commissions and brokers’ fees, net	1,132	881	3,216	2,860
Remittance processing	3,780	3,630	11,277	10,588
Mortgage revenue	3,331	1,272	8,127	4,488
Net gains on sales of securities	296	—	112	160
Unrealized gains (losses) recognized on equity securities	65	—	(735)	—
Other income	4,801	2,406	11,023	6,896
Total non-interest income	30,936	21,853	84,777	67,141
Non-interest expense:
Salaries, wages and employee benefits	38,747	26,024	105,356	80,315
Net occupancy expense of premises	4,652	3,761	13,365	11,271
Furniture and equipment expenses	2,489	1,715	6,936	5,418
Data processing	5,032	4,016	15,049	12,391
Amortization of intangible assets	2,360	1,445	6,866	4,450
Other expense	14,841	8,968	45,732	30,429
Total non-interest expense	68,121	45,929	193,304	144,274
Income before income taxes	32,880	35,940	98,721	99,746
Income taxes	8,052	9,081	24,339	26,108
Net income	$24,828	$26,859	$74,382	$73,638

Basic earnings per common share	$0.45	$0.55	$1.36	$1.51
Diluted earnings per common share	$0.45	$0.55	$1.35	$1.50
Dividends declared per share of common stock	$0.21	$0.20	$0.63	$0.60

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$24,828	$26,859	$74,382	$73,638
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(1,423), $860, $(8,552) and $3,830, respectively	3,568	(2,159)	21,453	(9,609)
Net unrealized gains on debt securities transferred from held to maturity to available for sale, net of taxes of $-,$-, $(1,363) and $-, respectively	—	—	3,417	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $85, $-, $29 and $-, respectively	(212)	—	(75)	—
Net change in unrealized gains (losses) on debt securities available for sale	3,356	(2,159)	24,795	(9,609)

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $239, $-, $239 and $-, respectively	(598)	—	(598)	—
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(3), $-, $(3) and $-, respectively	6	—	6	—
Net change in unrealized gains (losses) on derivative instruments	(592)	—	(592)	—
Net change in accumulated other comprehensive income (loss)	2,764	(2,159)	24,203	(9,609)
Total comprehensive income (loss)	$27,592	$24,700	$98,585	$64,029

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
For the Three Months Ended September 30, 2019
Balance, June 30, 2019	55,386,636	$56	$1,246,160	$(44,878)	$14,627	$(12,357)	$1,203,608
Net income	—	—	—	24,828	—	—	24,828
Other comprehensive income	—	—	—	—	2,764	—	2,764
Repurchase of stock	(194,062)	—	—	—	—	(4,890)	(4,890)
Issuance of treasury stock for employee stock purchase plan	4,378	—	21	—	—	83	104
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	—	—	(6)	—	—	—	(6)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	325	—	(6)	—	—	6	—
Cash dividends common stock at $0.21 per share	—	—	—	(11,632)	—	—	(11,632)
Stock dividend equivalents restricted stock units at $0.21 per share	—	—	186	(186)	—	—	—
Stock-based compensation	—	—	1,205	—	—	—	1,205
Balance, September 30, 2019	55,197,277	$56	$1,247,560	$(31,868)	$17,391	$(17,158)	$1,215,981

For the Nine Months Ended September 30, 2019
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964
Net income	—	—	—	74,382	—	—	74,382
Other comprehensive income	—	—	—	—	24,203	—	24,203
Stock issued in acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Repurchase of stock	(527,396)	—	—	—	—	(13,323)	(13,323)
Issuance of treasury stock for employee stock purchase plan	20,528	—	100	—	—	389	489
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	91,032	—	(2,541)	—	—	345	(2,196)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	13,125	—	(97)	—	—	1,621	1,524
Cash dividends common stock at $0.63 per share	—	—	—	(33,579)	—	—	(33,579)
Stock dividend equivalents restricted stock units at $0.63 per share	—	—	504	(504)	—	—	—
Stock-based compensation	—	—	3,236	—	—	—	3,236
Balance, September 30, 2019	55,197,277	$56	$1,247,560	$(31,868)	$17,391	$(17,158)	$1,215,981

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
For the Three Months Ended September 30, 2018
Balance, June 30, 2018	48,776,404	$49	$1,082,323	$(104,504)	$(10,865)	$(9,821)	$957,182
Net income	—	—	—	26,859	—	—	26,859
Other comprehensive loss	—	—	—	—	(2,159)	—	(2,159)
Issuance of treasury stock for employee stock purchase plan	3,080	—	33	—	—	58	91
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	72,805	—	(4,184)	—	—	3,121	(1,063)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,020	—	(138)	—	—	178	40
Cash dividends common stock at $0.20 per share	—	—	—	(9,756)	—	—	(9,756)
Stock dividend equivalents restricted stock units at $0.20 per share	—	—	133	(131)	—	—	2
Stock-based compensation	—	—	944	—	—	—	944
Balance, September 30, 2018	48,860,309	$49	$1,079,111	$(87,532)	$(13,024)	$(6,464)	$972,140

For the Nine Months Ended September 30, 2018
Balance, December 31, 2017	48,684,943	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003
Net income	—	—	—	73,638	—	—	73,638
Other comprehensive loss	—	—	—	—	(9,609)	—	(9,609)
Tax Cuts and Jobs Act of 2017 reclassification	—	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	14,828	—	(295)	—	—	724	429
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	104,637	—	(6,059)	—	—	4,924	(1,135)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	55,901	—	(2,505)	—	—	2,891	386
Cash dividends common stock at $0.60 per share	—	—	—	(29,238)	—	—	(29,238)
Stock dividend equivalents restricted stock units at $0.60 per share	—	—	415	(415)	—	—	—
Stock-based compensation	—	—	2,666	—	—	—	2,666
Balance, September 30, 2018	48,860,309	$49	$1,079,111	$(87,532)	$(13,024)	$(6,464)	$972,140

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$74,382	$73,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,039	4,024
Amortization of intangible assets	6,866	4,450
Amortization of Mortgage Servicing Rights ("MSR")	2,061	1,153
Depreciation and amortization of premises and equipment	8,701	7,158
Net amortization (accretion) of premium (discount) on portfolio loans	(8,300)	(8,615)
Net amortization (accretion) of premium (discount) on investment securities	4,538	6,545
Net amortization (accretion) of premium (discount) on time deposits	(1,243)	(191)
Net amortization (accretion) of premium (discount) on Federal Home Loan Bank ("FHLB") advances and other borrowings	216	109
Impairment of other real estate owned ("OREO")	26	—
Impairment of fixed assets held for sale	—	817
Impairment of MSR	1,822	—
Change in fair value of loans held for sale, net	(1,022)	—
Change in fair value of equity securities, net	735	(2,699)
(Gain) loss on sales of securities, net	(112)	(160)
(Gain) loss on sale of loans, net	(11,022)	(7,805)
(Gain) loss on sale of OREO	(81)	—
(Gain) loss on sale of premises and equipment	114	186
(Gain) loss life insurance proceeds	(1,509)	—
Provision for deferred income taxes	3,816	4,696
Stock-based and non-cash compensation	3,236	2,666
Decrease in deferred compensation	(3,339)	—
Increase in cash surrender value of bank owned life insurance	(3,050)	(926)
Mortgage loans originated for sale	(468,227)	(336,169)
Proceeds from sales of mortgage loans	437,525	406,205
Net change in operating assets and liabilities:
(Increase) decrease in other assets	1,746	(2,580)
(Decrease) in other liabilities	(3,603)	(5,366)
Net cash provided by operating activities	$52,315	$147,136

Cash Flows from Investing Activities
Purchases of debt securities held to maturity	—	(217,767)
Purchases of debt securities available for sale	(296,806)	(122,954)
Purchase of FHLB stock	(3,700)	(25,990)
Proceeds from sales of securities classified held to maturity	—	31,815
Proceeds from sales of equity securities	958	920
Proceeds from sales of debt securities available for sale	227,371	—
Proceeds from paydowns and maturities of debt securities held to maturity	14,422	—
Proceeds from paydowns and maturities of debt securities available for sale	366,624	115,522
Proceeds from the redemption of FHLB stock	3,720	23,379
Net cash (paid) in acquisitions	(61,481)	—
Net change in loans	(227,069)	(104,195)
Cash paid for premiums on bank-owned life insurance	(3)	—
Purchases of premises and equipment	(10,746)	(10,436)
Proceeds from life insurance	3,915	—
Proceeds from disposition of premises and equipment	393	26
Capitalized expenditures on OREO	(2)	—
Proceeds from sale of OREO	2,071	4,275
Net cash provided by (used in) investing activities	$19,667	$(305,405)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Cash Flows from Financing Activities
Net change in deposits	$243,184	$69,796
Net change in federal funds purchased and securities sold under agreements to repurchase	(33,895)	(48,660)
Proceeds from other borrowings	60,000	—
Repayment of FHLB advances, net	(3,479)	(20,000)
Repayment of other borrowings	(4,500)	(5,500)
Cash dividends paid	(33,579)	(29,238)
Purchase of treasury stock	(13,323)	—
Cash paid for withholding taxes on share-based payments	(841)	(1,136)
Proceeds from stock options exercised	169	387
Common stock issuance costs	(234)	—
Net cash provided by (used in) financing activities	$213,502	$(34,351)

Net increase (decrease) in cash and cash equivalents	285,484	(192,620)
Cash and cash equivalents, beginning of period	239,973	353,272

Cash and cash equivalents, ending of period	$525,457	$160,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$51,230	$26,665
Income taxes	15,205	20,127

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	2,349	3,706
Transfer of debt securities held to maturity to available for sale	573,639	—

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  On October 4, 2019 TheBANK of Edwardsville (“TheBANK”) was merged with and into Busey Bank. On October 15, 2019, the Company began operations of First Busey Risk Management, Inc. (“First Busey Risk Management”), a new formed wholly-owned subsidiary of First Busey. First Busey Risk Management, incorporated in Nevada, is a captive insurance company which insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Busey Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Busey Risk Management is subject to regulations of the State of Nevada and will be subject to periodic examinations by the Nevada Division of Insurance. Other than these events, there were no significant subsequent events for the quarter ended September 30, 2019 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Leases

Effective January 1, 2019, a determination is made at inception if an arrangement contains a lease. For arrangements that contain a lease, the Company recognizes the lease on the balance sheet as a right of use asset and corresponding lease liability. Lease-related assets, or right of use assets, are recognized on the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

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

Impact of recently adopted accounting standards

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Company made the following elections for all leases in connection with the adoption of this guidance:

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expands the types of relationships that qualify for hedge accounting. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides for applying hedge accounting to additional hedging strategies, provides for new approaches to measuring the hedged item in fair value hedges of interest rate risk, and eases the requirements for effective testing and hedge documentation. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. During the first quarter of 2019, the Company adopted this guidance, reassessed classification of certain investments, and transferred $573.6 million of securities from held to maturity to available for sale.

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

Recently issued accounting standards

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 implements a change from the current impaired loss model to an expected credit loss model over the life of an instrument, including loans and securities held to maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods with those years. The Company is executing a project plan to implement this guidance. The project plan includes an assessment of data, development of methodologies, model validation, parallel runs, refining qualitative factors and forecast periods and evaluating related disclosures. The Company is currently assessing the impact of adopting ASU 2016-13, which will be significantly influenced by the composition, characteristics and quality of the loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

Note 2: Acquisition

The Banc Ed Corp.

On January 31, 2019, the Company completed its acquisition of The Banc Ed Corp. (“Banc Ed”). TheBANK, Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019 when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank.

Under the terms of the merger agreement with Banc Ed, at the effective time of the acquisition, each share of Banc Ed common stock issued and outstanding was converted into the right to receive 8.2067 shares of the Company’s common stock, cash in lieu of fractional shares and $111.53 in cash consideration per share. The market value of the 6.7 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $166.5 million based on First Busey’s closing stock price of $24.76 on January 31, 2019.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date. Reviews of third party valuations are still being performed by management. Therefore amounts are subject to change and could change materially from the provisional amounts disclosed below. During the quarter ended September 30, 2019, the Company adjusted the provisional fair value estimates of Banc Ed’s assets acquired and liabilities assumed. Adjustments included a $0.1 million decrease to premises and equipment and a $0.3 decrease to other liabilities with a corresponding decrease to goodwill of $0.2 million.

First Busey incurred $6.5 million and $11.5 million in pre-tax expenses related to the acquisition of Banc Ed for the three and nine months ended September 30, 2019, respectively, primarily for salaries, wages and employee benefits, professional and legal fees and deconversion expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income.

The following table presents the estimated fair value of Banc Ed’s assets acquired and liabilities assumed as of January 31, 2019 (dollars in thousands):

Estimated
Fair Value
Assets acquired:
Cash and cash equivalents	$42,013
Securities	692,716
Loans held for sale	2,157
Portfolio loans	873,336
Premises and equipment	31,804
Other intangible assets	32,617
Mortgage servicing rights	6,946
Other assets	57,296
Total assets acquired	1,738,885

Liabilities assumed:
Deposits	1,439,203
Other borrowings	63,439
Other liabilities	24,760
Total liabilities assumed	1,527,402

Net assets acquired	$211,483

Consideration paid:
Cash	$91,400
Common stock	166,515
Total consideration paid	$257,915

Goodwill	$46,432

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  Purchased credit impaired (“PCI”) loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal balance outstanding and aggregate fair value of the acquired performing loans were $889.3 million and $871.0 million, respectively.  The difference between the carrying value and aggregate fair value of $17.0 million will be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $3.9 million and the aggregate fair value of PCI loans totaled $2.3 million.  The accretable discount of $0.2 million on PCI loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The amount by which the contractual payments exceeds the undiscounted expected cash flows represents the non-accretable difference. The difference between contractually required payments at the acquisition date and the cash flow expected to be collected is referred to as the non-accretable difference.  Further, the excess of cash flows expected at acquisition over the fair value is referred to as the accretable yield. At September 30, 2019, the carrying value of PCI loans acquired from Banc Ed was $1.5 million.

Since the acquisition date, Banc Ed earned total revenues of $53.7 million and net income of $9.5 million, which are included in the Company’s unaudited Consolidated Statements of Income for the nine months ended September 30, 2019.  The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2019 and 2018, as if the acquisition had occurred January 1, 2018.  The pro forma results combine the historical results of Banc Ed into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share amounts):

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues (net interest income plus non- interest income)	$104,543	$101,001	$305,709	$306,472
Net income	30,811	31,641	84,742	87,972
Diluted earnings per common share	0.55	0.57	1.51	1.60

Investors’ Security Trust Company

On August 31, 2019, the Company completed the previously announced acquisition by Busey Bank of Investors’ Security Trust Company (“IST”), a Fort Myers, Florida wealth management firm. While the partnership is expected to add to the Company’s wealth management offerings, it is not expected to have any immediate, material impact on the Company’s earnings or overall business.

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

First Busey incurred $0.5 million and $0.7 million in pre-tax expenses related to the acquisition of IST for the three and nine months ended September 30, 2019, respectively, primarily for professional and legal fees, which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income.

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$51,395	$262	$(6)	$51,651
Obligations of U.S. government corporations and agencies	202,393	3,273	(53)	205,613
Obligations of states and political subdivisions	263,345	5,733	(16)	269,062
Commercial mortgage-backed securities	121,338	2,248	(18)	123,568
Residential mortgage-backed securities	914,320	12,674	(607)	926,387
Corporate debt securities	123,061	1,668	(5)	124,724
Total	$1,675,852	$25,858	$(705)	$1,701,005

Debt securities held to maturity
Obligations of states and political subdivisions	$15,170	$229	$—	$15,399

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$25,824	$1	$(414)	$25,411
Obligations of U.S. government corporations and agencies	53,096	7	(761)	52,342
Obligations of states and political subdivisions	171,131	484	(1,571)	170,044
Commercial mortgage-backed securities	2,003	—	(61)	1,942
Residential mortgage-backed securities	322,646	245	(7,143)	315,748
Corporate debt securities	132,513	61	(376)	132,198
Total	$707,213	$798	$(10,326)	$697,685

Debt securities held to maturity
Obligations of states and political subdivisions	$33,947	$68	$(87)	$33,928
Commercial mortgage-backed securities	59,054	11	(1,003)	58,062
Residential mortgage-backed securities	515,659	1,748	(6,037)	511,370
Total	$608,660	$1,827	$(7,127)	$603,360

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

	Debt securities available for sale		Debt securities held to maturity
	Amortized	Fair	Amortized	Fair
September 30, 2019:	Cost	Value	Cost	Value
Due in one year or less	$128,897	$129,230	$2,215	$2,218
Due after one year through five years	407,251	413,491	11,834	12,006
Due after five years through ten years	248,270	253,453	1,121	1,175
Due after ten years	891,434	904,831	—	—
Total	$1,675,852	$1,701,005	$15,170	$15,399

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross security gains	$298	$—	$689	$—
Gross security (losses)	(1)	—	(585)	—
Net (losses) gains on sales of securities(1)	$297	$—	$104	$—
(1)	Net (losses) gains on sales of securities reported on the unaudited Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $768.7 million and $498.3 million on September 30, 2019 and December 31, 2018, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	For less than		For greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$9,982	$(6)	$9,982	$(6)
Obligations of U.S. government corporations and agencies	6,938	(45)	6,481	(8)	13,419	(53)
Obligations of states and political subdivisions	4,949	(11)	9,129	(5)	14,078	(16)
Commercial mortgage-backed securities	3,913	(11)	9,702	(7)	13,615	(18)
Residential mortgage-backed securities	43,372	(47)	57,319	(560)	100,691	(607)
Corporate debt securities	485	(2)	5,595	(3)	6,080	(5)
Total temporarily impaired securities	$59,657	$(116)	$98,208	$(589)	$157,865	$(705)

	For less than		For greater
	12 months, gross		than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$995	$(4)	$24,343	$(410)	$25,338	$(414)
Obligations of U.S. government corporations and agencies	749	(3)	50,744	(758)	51,493	(761)
Obligations of states and political subdivisions	49,893	(460)	77,651	(1,111)	127,544	(1,571)
Commercial mortgage-backed securities	—	—	1,942	(61)	1,942	(61)
Residential mortgage-backed securities	48,387	(496)	247,573	(6,647)	295,960	(7,143)
Corporate debt securities	90,713	(268)	15,083	(108)	105,796	(376)
Total temporarily impaired securities	$190,737	$(1,231)	$417,336	$(9,095)	$608,073	$(10,326)

Debt securities held to maturity
Obligations of states and political subdivisions	$9,531	$(33)	$9,538	$(54)	$19,069	$(87)
Commercial mortgage-backed securities	12,067	(212)	45,041	(791)	57,108	(1,003)
Residential mortgage-backed securities	77,071	(974)	245,128	(5,063)	322,199	(6,037)
Total temporarily impaired securities	$98,669	$(1,219)	$299,707	$(5,908)	$398,376	$(7,127)

Debt securities are periodically evaluated for other-than-temporary impairment (“OTTI”). As of September 30, 2019, the Company’s debt security portfolio consisted of 1,208 securities. The total number of debt securities in the investment portfolio in an unrealized loss position as of September 30, 2019 was 74 and represented an unrealized loss of 0.44% of the aggregate fair value. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments.  Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the Company does not consider these investments to be OTTI at September 30, 2019. As of September 30, 2019, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio loans

The distribution of portfolio loans is as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Commercial	$1,680,491	$1,405,106
Commercial real estate	2,793,380	2,366,823
Real estate construction	426,559	288,197
Retail real estate	1,717,555	1,480,133
Retail other	51,430	28,169
Portfolio loans	$6,669,415	$5,568,428

Allowance for loan losses	(52,965)	(50,648)
Portfolio loans, net	$6,616,450	$5,517,780

Net deferred loan origination costs included in the table above were $5.4 million as of September 30, 2019 and $5.6 million as of December 31, 2018. Net accretable purchase accounting adjustments included in the table above reduced loans by $22.5 million as of September 30, 2019 and $13.9 million as of December 31, 2018.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:

●	Pass- This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.

●	Watch- This category includes loans that warrant a higher than average level of monitoring to ensure that weaknesses do not cause the inability of the credit to perform as expected. These loans are not necessarily a problem due to other inherent strengths of the credit, such as guarantor strength, but have above average concern and monitoring.

●	Special mention- This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

●	Substandard- This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●	Substandard Non-accrual- This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

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

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	September 30, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,393,420	$167,439	$63,516	$47,765	$10,708
Commercial real estate	2,474,248	189,443	91,689	38,018	11,852
Real estate construction	397,377	24,050	5,151	1,130	611
Retail real estate	1,670,187	14,231	7,565	7,963	8,591
Retail other	51,752	79	—	13	65
Total	$5,986,984	$395,242	$167,921	$94,889	$31,827

	December 31, 2018
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,126,257	$172,449	$47,000	$42,532	$17,953
Commercial real estate	2,106,711	137,214	85,148	36,205	10,298
Real estate construction	268,069	14,562	3,899	1,888	18
Retail real estate	1,448,964	6,425	6,792	5,435	6,698
Retail other	26,707	—	—	—	30
Total	$4,976,708	$330,650	$142,839	$86,060	$34,997

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	September 30, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$464	$584	$698	$10,708
Commercial real estate	474	3,040	222	11,852
Real estate construction	229	198	—	611
Retail real estate	4,119	3,252	354	8,591
Retail other	66	8	2	65
Total	$5,352	$7,082	$1,276	$31,827

	December 31, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$158	$140	$775	$17,953
Commercial real estate	148	558	—	10,298
Real estate construction	121	—	58	18
Retail real estate	4,578	1,368	766	6,698
Retail other	48	2	2	30
Total	$5,053	$2,068	$1,601	$34,997

The gross interest income that would have been recorded in the three months ended September 30, 2019 and 2018 if impaired loans had been current in accordance with their original terms was $0.5 million and $0.4 million, respectively. The gross interest income that would have been recorded in the nine months ended September 30, 2019 and 2018 if impaired loans had been current in accordance with their original terms was $1.6 million and $1.1 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2019 and 2018.

A summary of troubled debt restructurings (“TDR”) loans is as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
In compliance with modified terms	$8,778	$8,319
30 — 89 days past due	—	127
Included in non-performing loans	3,557	392
Total	$12,335	$8,838

Loans classified as a TDR during the three and nine months ended September 30, 2019 included one commercial loan for short-term interest rate relief, with a recorded investment of $0.3 million. There were no loans classified as TDRs during the three months ended September 30, 2018. Loans classified as a TDR during the nine months ended September

30, 2018 included one retail real estate modification for short-term interest rate relief, with a recorded investment of $0.1 million.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2019 and 2018 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

One commercial real estate TDR, with a recorded investment of $3.2 million, that was entered into during the last 12 months, was subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the nine months ended September 30, 2019. There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three and nine months ended September 30, 2018.

At September 30, 2019, the Company had $3.1 million of residential real estate in the process of foreclosure.

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

	September 30, 2019
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$16,593	$9,237	$3,262	$12,499	$2,671	$16,070
Commercial real estate	19,011	8,566	8,823	17,389	2,497	18,104
Real estate construction	1,071	929	—	929	—	759
Retail real estate	14,869	13,141	474	13,615	474	13,569
Retail other	98	67	—	67	—	37
Total	$51,642	$31,940	$12,559	$44,499	$5,642	$48,539

	December 31, 2018
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$21,442	$6,858	$12,001	$18,859	$4,319	$13,364
Commercial real estate	19,079	13,082	4,498	17,580	1,181	18,077
Real estate construction	478	453	—	453	—	712
Retail real estate	14,418	13,196	61	13,257	61	14,110
Retail other	117	33	—	33	—	40
Total	$55,534	$33,622	$16,560	$50,182	$5,561	$46,303

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The Company holds acquired loans from business combinations with uncollected principal balances. These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. As the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans. The recorded investment of all acquired loans as of September 30, 2019 totaled approximately $1.7 billion.

The following table details activity in the allowance for loan losses. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended September 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$16,733	$20,188	$3,305	$10,613	$536	$51,375
Provision for loan losses	463	3,167	(359)	(86)	226	3,411
Charged-off	(817)	(1,168)	—	(226)	(288)	(2,499)
Recoveries	147	33	164	221	113	678
Ending balance	$16,526	$22,220	$3,110	$10,522	$587	$52,965

	As of and for the Nine Months Ended September 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	3,417	1,981	54	2,212	375	8,039
Charged-off	(5,187)	(1,183)	—	(943)	(596)	(7,909)
Recoveries	467	285	333	782	320	2,187
Ending balance	$16,526	$22,220	$3,110	$10,522	$587	$52,965

	As of and for the Three Months Ended September 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,586	$23,047	$2,915	$9,293	$464	$53,305
Provision for loan losses	2,388	(1,291)	(15)	(399)	75	758
Charged-off	(1,144)	(62)	—	(695)	(286)	(2,187)
Recoveries	136	58	32	423	218	867
Ending balance	$18,966	$21,752	$2,932	$8,622	$471	$52,743

	As of and for the Nine Months Ended September 30, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan losses	7,111	1,154	22	(4,609)	346	4,024
Charged-off	(3,841)	(1,487)	(97)	(1,637)	(608)	(7,670)
Recoveries	917	272	146	1,085	387	2,807
Ending balance	$18,966	$21,752	$2,932	$8,622	$471	$52,743

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of September 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$2,671	$2,497	$—	$474	$—	$5,642
Loans collectively evaluated for impairment	13,855	19,723	3,110	10,048	587	47,323
Ending balance	$16,526	$22,220	$3,110	$10,522	$587	$52,965

Loans:
Loans individually evaluated for impairment	$12,481	$14,954	$494	$12,693	$67	$40,689
Loans collectively evaluated for impairment	1,667,992	2,775,991	425,630	1,703,940	51,363	6,624,916
PCI loans evaluated for impairment	18	2,435	435	922	—	3,810
Ending balance	$1,680,491	$2,793,380	$426,559	$1,717,555	$51,430	$6,669,415

	As of December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$4,319	$1,181	$—	$61	$—	$5,561
Loans collectively evaluated for impairment	13,510	19,956	2,723	8,410	488	45,087
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

Loans:
Loans individually evaluated for impairment	$18,441	$15,318	$453	$13,159	$33	$47,404
Loans collectively evaluated for impairment	1,386,247	2,349,243	287,744	1,466,876	28,136	5,518,246
PCI loans evaluated for impairment	418	2,262	—	98	—	2,778
Ending balance	$1,405,106	$2,366,823	$288,197	$1,480,133	$28,169	$5,568,428

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Demand deposits, noninterest-bearing	$1,779,490	$1,464,700
Interest-bearing transaction deposits	2,039,095	1,435,574
Saving deposits and money market deposits	2,458,910	1,852,044
Time deposits	1,652,971	1,497,003
Total	$7,930,466	$6,249,321

The Company held brokered saving deposits and money market deposits of $14.7 million and $17.5 million at September 30, 2019 and December 31, 2018, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $899.3 million and $673.7 million at September 30, 2019 and December 31, 2018, respectively. The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $309.2 million and $264.1 million at September 30, 2019 and December 31, 2018, respectively. The Company held brokered time deposits of $57.3 million and $262.5 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the scheduled maturities of time deposits are as follows (dollars in thousands):

October 1, 2019 – September 30, 2020	$468,221
October 1, 2020 – September 30, 2021	167,271
October 1, 2021 – September 30, 2022	80,492
October 1, 2022 – September 30, 2023	55,019
October 1, 2023 – September 30, 2024	881,935
Thereafter	33
$1,652,971

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

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement providing for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The Term Loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed. The Company had $55.5 million outstanding indebtedness on September 30, 2019, comprised of $6.0 million of short-term debt and $49.5 million of long-term debt.

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on September 30, 2019 or December 31, 2018.

Long-term debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Notes payable, FHLB, ranging in original maturity from seven to 10 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$35,606	$50,000
Notes payable	49,500	—
Total long-term borrowings	$85,106	$50,000

As of September 30, 2019, long-term debt from the FHLB consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.57% to 3.04%. The weighted average rate on the long-term advances was 1.80% as of September 30, 2019. As of December 31, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.20% to 2.41%. The weighted average rate on the long-term advances was 2.28% as of December 31, 2018.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.4 million and $0.8 million, respectively, at September 30, 2019. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.

Note 7:  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the acquisition of Pulaski Financial Corp. (“Pulaski”) in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life. The Company had $71.3 million and $71.2 million of junior subordinated debt owed to unconsolidated trusts at September 30, 2019 and December 31, 2018, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  As of September 30, 2019, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 8: Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$24,828	$26,859	$74,382	$73,638
Shares:
Weighted average common shares outstanding	55,410	48,892	54,783	48,828
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	236	355	275	388

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	55,646	49,247	55,058	49,216

Basic earnings per common share	$0.45	$0.55	$1.36	$1.51

Diluted earnings per common share	$0.45	$0.55	$1.35	$1.50

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested. At September 30, 2019, 385,322 outstanding restricted stock units and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents. At September 30, 2018, 172,571 outstanding restricted stock equivalents and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended
	September 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$20,459	$(5,832)	$14,627	$(15,197)	$4,332	$(10,865)
Unrealized holding gains (losses) on debt securities available for sale, net	4,991	(1,423)	3,568	(3,019)	860	(2,159)
Unrealized gains on debt securities transferred from held to maturity to available for sale	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(297)	85	(212)	—	—	—
Tax Cuts and Jobs Act of 2017 reclassification	—	—	—	—	—	—
Balance at end of period	$25,153	$(7,170)	$17,983	$(18,216)	$5,192	$(13,024)

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	—	—	—	—	—	—
Unrealized holding gains (losses) on cash flow hedges, net	(837)	239	(598)	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	9	(3)	6	—	—	—
Balance at end of period	$(828)	$236	$(592)	$—	$—	$—
Total accumulated other comprehensive income (loss)	$24,325	$(6,934)	$17,391	$(18,216)	$5,192	$(13,024)

	Nine Months Ended
	September 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$(9,528)	2,716	(6,812)	$(4,777)	1,967	(2,810)
Unrealized holding gains (losses) on debt securities available for sale, net	30,005	(8,552)	21,453	(13,439)	3,830	(9,609)
Unrealized gains on debt securities transferred from held to maturity to available for sale	4,780	(1,363)	3,417	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(104)	29	(75)	—	—	—
Tax Cuts and Jobs Act of 2017 reclassification	—	—	—	—	(605)	(605)
Balance at end of period	$25,153	(7,170)	17,983	$(18,216)	5,192	(13,024)

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	—	—	—	—	—	—
Unrealized holding gains (losses) on cash flow hedges, net	(837)	239	(598)	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	9	(3)	6	—	—	—
Balance at end of period	$(828)	236	(592)	$—	—	—
Total accumulated other comprehensive income (loss)	$24,325	(6,934)	17,391	$(18,216)	5,192	(13,024)

Note 10: Share-based Compensation

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

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the nine months ended September 30, 2019 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of period	87,600	$20.58
Exercised	(23,561)	17.69
Forfeited	(3,003)	23.53
Expired	(5,767)	17.38
Outstanding at end of period	55,269	$21.99	6.11
Exercisable at end of period	39,825	$21.39	5.71

The Company recorded an insignificant amount and $0.1 million in stock option compensation expense for the three and nine months ended September 30, 2019, related to the converted options from First Community. The Company recorded $0.1 million and $0.2 million in stock option compensation expense for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had an insignificant amount of unrecognized stock option expense. This cost is expected to be recognized the fourth quarter of 2019.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2019, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	690,495	$26.14	20,449	$27.93
Granted	216,411	26.73	20,984	26.78
Dividend equivalents earned	17,559	26.07	1,961	26.07
Vested	(104,760)	18.40	(20,723)	31.18
Forfeited	(4,712)	30.47	(1,523)	31.62
Non-vested at end of period	814,993	$27.26	21,148	$23.17
Outstanding at end of period	814,993	$27.26	89,831	$23.36

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances. Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On July 5, 2019, under the terms of the 2010 Equity Incentive Plan, the Company granted 185,400 RSUs to members of management, and under the terms of the First Community 2016 Equity Incentive Plan, granted 10,644 RSUs to members of management who were legacy First Community employees.  As the stock price on the grant date of July 5, 2019 was $26.78, total compensation cost to be recognized is $5.3 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will become 100% vested. Further, the Company granted 8,775 RSUs, under the terms of the 2010 Equity Incentive Plan, to the Chairman of the Board.  As the stock price on the grant date of July 5, 2019 was $26.78, total compensation cost to be recognized is $0.2 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will become 100% vested. Finally, on September 25, 2019, under the terms of the 2010 Equity Incentive Plan, the Company granted 11,592 RSUs to a member of management. As the stock price on the grant date of September 25, 2019 was $25.88, total compensation cost to be recognized is $0.3 million. This cost will be recognized over a period of three years.  Subsequent to the requisite service period, the awards will become 100% vested.

On July 5, 2019, under the terms of the 2010 Equity Incentive Plan, the Company granted 17,549 DSUs to directors, and under the terms of the First Community 2016 Equity Incentive Plan, granted 1,867 DSUs to a director who was a legacy First Community director.  In addition, under the terms of the 2010 Equity Incentive Plan, the Company granted 1,568 advisory DSUs to advisory directors.  As the stock price on the grant date of July 5, 2019 was $26.78, total compensation cost to be recognized is $0.6 million.  These costs will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders, whichever is earlier.

The Company recognized $1.2 million and $0.9 million of compensation expense related to both non-vested RSUs and DSUs for the three months ended September 30, 2019 and 2018, respectively. The Company recognized $3.1 million and $2.5 million of compensation expense related to both non-vested RSUs and DSUs for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $14.0 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.6 years.

As of September 30, 2019, 535,377 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 50,463 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 297,216 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,664,799	$1,398,483
Standby letters of credit	40,073	32,156

Note 12: Regulatory Capital

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of September 30, 2019 and December 31, 2018, all capital ratios of the Company and the subsidiary banks exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2019 that would change this designation.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,020,195	13.71%	$595,295	8.00%	$744,118	10.00%
Busey Bank	$883,146	13.93%	$507,070	8.00%	$633,837	10.00%
TheBANK	$198,244	18.08%	$87,743	8.00%	$109,678	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$907,230	12.19%	$446,471	6.00%	$595,295	8.00%
Busey Bank	$830,995	13.11%	$380,303	6.00%	$507,070	8.00%
TheBANK	$197,430	18.00%	$65,807	6.00%	$87,743	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$833,230	11.20%	$334,854	4.50%	$483,677	6.50%
Busey Bank	$830,995	13.11%	$285,227	4.50%	$411,994	6.50%
TheBANK	$197,430	18.00%	$49,356	4.50%	$71,291	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$907,230	9.78%	$371,129	4.00%	N/A	N/A
Busey Bank	$830,995	11.12%	$298,943	4.00%	$373,679	5.00%
TheBANK	$197,430	10.55%	$74,851	4.00%	$93,563	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$894,572	14.83%	$482,638	8.00%	$603,297	10.00%
Busey Bank	$854,351	14.19%	$481,701	8.00%	$602,126	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$783,924	12.99%	$361,978	6.00%	$482,638	8.00%
Busey Bank	$803,703	13.35%	$361,276	6.00%	$481,701	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$709,924	11.77%	$271,484	4.50%	$392,143	6.50%
Busey Bank	$803,703	13.35%	$270,957	4.50%	$391,382	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$783,924	10.36%	$302,704	4.00%	N/A	N/A
Busey Bank	$803,703	10.64%	$302,232	4.00%	$377,789	5.00%

In July 2013, the U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1 Capital (“CET1”), which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of CET1 to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) CET1 to risk-weighted assets of at least 7.00%, (ii) Tier 1 capital to risk-weighted assets of at least 8.50%, and (iii) Total capital to risk-weighted assets of at least 10.50%.

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits. Because Busey Bank had been in an accumulated deficit position from 2009 thru 2018, it was not able to pay dividends in prior years. With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company. Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, most recently in the amount of $40.0 million on October 12, 2018. Busey Bank returned to a positive retained earnings position in the second quarter of 2018 and, in 2019, returned to paying dividends.

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Banking	$293,431	$246,999	$9,704,121	$7,656,709
Remittance Processing	8,992	8,992	43,138	39,278
Wealth Management	20,276	11,694	28,587	20,992
Other	—	—	(22,086)	(14,622)
Totals	$322,699	$267,685	$9,753,760	$7,702,357

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income:
Banking	$75,955	$62,578	$222,537	$186,103
Remittance Processing	20	17	56	49
Wealth Management	—	110	—	304
Other	(2,499)	(1,931)	(7,306)	(5,553)
Total net interest income	$73,476	$60,774	$215,287	$180,903

Non-interest income:
Banking	$18,301	$11,196	$46,743	$33,827
Remittance Processing	4,088	4,042	12,386	11,812
Wealth Management	8,994	7,391	27,721	23,840
Other	(447)	(776)	(2,073)	(2,338)
Total non-interest income	$30,936	$21,853	$84,777	$67,141

Non-interest expense:
Banking	$56,593	$37,034	$158,659	$116,275
Remittance Processing	2,746	2,718	8,099	7,808
Wealth Management	6,043	4,307	17,356	13,921
Other	2,739	1,870	9,190	6,270
Total non-interest expense	$68,121	$45,929	$193,304	$144,274

Income before income taxes:
Banking	$34,252	$35,982	$102,582	$99,631
Remittance Processing	1,362	1,341	4,343	4,053
Wealth Management	2,951	3,194	10,365	10,223
Other	(5,685)	(4,577)	(18,569)	(14,161)
Total income before income taxes	$32,880	$35,940	$98,721	$99,746

Net income:
Banking	$25,731	$26,486	$76,837	$73,235
Remittance Processing	972	957	3,102	2,896
Wealth Management	2,184	2,280	7,670	7,332
Other	(4,059)	(2,864)	(13,227)	(9,825)
Total net income	$24,828	$26,859	$74,382	$73,638

Note 14: Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors and interest rate swaps with customers and other third parties. See “Note 15: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Swaps Designated as Cash Flow Hedges: Starting in the third quarter of 2019, the Company entered into derivative instruments designated as a cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Interest rate swaps with notional amounts totaling $70.0 million as of September 30, 2019 were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be fully effective during the period. As such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps of $0.8 million is recorded in other liabilities in the unaudited consolidated financial statements at September 30, 2019, with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	September 30, 2019		December 31, 2018
Notional amount	$70,000		$—
Weighted average fixed pay rates	1.80%		—%
Weighted average receive rates	2.12%		—%
Weighted average maturity	4.11	yrs	—	yrs
Unrealized gains (losses)	$592		$—

Interest income (expense) recorded on these swap transactions were insignificant during the three and nine months ended September 30, 2019. The Company expects $0.1 million of the unrealized gain to be reclassified from Other Comprehensive Income (“OCI”) to interest expense during the next 12 months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2019.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2019
	Amount of (gain) loss recognized in OCI (effective portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of (gain) loss recognized in other non-interest income (ineffective portion)
Interest rate contracts	$(598)	$(6)	$—

	Nine Months Ended September 30, 2019
	Amount of (gain) loss recognized in OCI (effective portion)	Amount of (gain) loss reclassified from OCI to interest income	Amount of (gain) loss recognized in other non-interest income (ineffective portion)
Interest rate contracts	$(598)	$(6)	$—

The Company pledged $0.8 million in cash to secure its obligation under these contracts at September 30, 2019.

Interest Rate Lock Commitments. At September 30, 2019 and December 31, 2018, the Company had issued $135.6 million and $27.2 million, respectively, of unexpired interest rate lock commitments to loan customers. Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At September 30, 2019 and December 31, 2018, the Company had issued $189.5 million and $48.6 million, respectively, of unexpired forward sales commitments to mortgage loan investors. Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements. While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Fair value recorded in other assets	$1,182	$624
Fair value recorded in other liabilities	1,707	1,205

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross gains	$1,655	$641	$4,662	$2,396
Gross (losses)	(1,706)	(561)	(4,773)	(2,669)
Net gains (losses)	$(51)	$80	$(111)	$(273)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $511.4 million and $243.7 million at September 30, 2019 and December 31, 2018, respectively, these contracts support variable rate, commercial loan relationships totaling $255.7 million and $121.8 million, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Fair value recorded in other assets	$16,643	$1,438
Fair value recorded in other liabilities	16,643	1,438

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and non-interest expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross gains	$4,695	$724	$15,205	$2,167
Gross losses	(4,695)	(724)	(15,205)	(2,167)
Net gains (losses)	$—	$—	$—	$—

The Company pledged $18.6 million and $1.0 million in cash to secure its obligation under these contracts at September 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$51,651	$—	$51,651
Obligations of U.S. government corporations and agencies	—	205,613	—	205,613
Obligations of states and political subdivisions	—	269,062	—	269,062
Commercial mortgage-backed securities	—	123,568	—	123,568
Residential mortgage-backed securities	—	926,387	—	926,387
Corporate debt securities	—	124,724	—	124,724
Equity securities	—	5,690	—	5,690
Loans held for sale	—	70,345	—	70,345
Derivative assets	—	17,825	—	17,825
Derivative liabilities	—	19,177	—	19,177

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$25,411	$—	$25,411
Obligations of U.S. government corporations and agencies	—	52,342	—	52,342
Obligations of states and political subdivisions	—	170,044	—	170,044
Commercial mortgage-backed securities	—	1,942	—	1,942
Residential mortgage-backed securities	—	315,748	—	315,748
Corporate debt securities	—	132,198	—	132,198
Equity securities	6,169	—	—	6,169
Loans held for sale	—	25,895	—	25,895
Derivative assets	—	2,062	—	2,062
Derivative liabilities	—	2,643	—	2,643

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2019
Impaired loans	$—	$—	$6,917	$6,917
OREO	—	—	55	55
Bank property held for sale	—	—	1,832	1,832

December 31, 2018
Impaired loans	$—	$—	$10,999	$10,999
OREO	—	—	55	55
Bank property held for sale	—	—	1,832	1,832

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
September 30, 2019
Impaired loans	$6,917	Appraisal of collateral	Appraisal adjustments	- 5.6%	to	- 100.0%
				(-39.2)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

December 31, 2018
Impaired loans	$10,999	Appraisal of collateral	Appraisal adjustments	- 3.3%	to	- 100.0%
				(-24.1)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$525,457	$525,457	$239,973	$239,973
Level 2 inputs:
Debt securities held to maturity	15,170	15,399	608,660	603,360
Accrued interest receivable	29,408	29,408	22,314	22,314
Level 3 inputs:
Portfolio loans, net	6,616,450	6,630,255	5,517,780	5,473,063
Mortgage servicing rights	9,276	11,410	3,315	11,051
Other servicing rights	1,039	1,676	781	1,443

Financial liabilities:
Level 2 inputs:
Time deposits	$1,652,971	$1,654,955	$1,497,003	$1,482,301
Securities sold under agreements to repurchase	202,500	202,500	185,796	185,796
Short-term borrowings	29,739	29,835	—	—
Long-term debt	85,106	85,238	50,000	49,873
Junior subordinated debt owed to unconsolidated trusts	71,269	73,292	71,155	65,182
Accrued interest payable	7,487	7,487	6,568	6,568
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,640	40,144	39,539	39,452
Subordinated notes, net of unamortized issuance costs	59,222	60,971	59,147	58,186

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s 2018 Form 10-K.

Note 16: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for bank branches, ATM locations, and office space with terms extending through 2032. As of September 30, 2019, the Company reported $10.0 million of right-of-use asset and $10.1 million lease liability in its unaudited Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended	Nine Months Ended
Lease Costs	September 30, 2019	September 30, 2019
Operating lease costs	$619	$1,736
Variable lease costs	133	363
Short-term lease costs	46	69
Sublease income	-	-
Net lease cost	$798	$2,168

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$605	$1,688
Operating lease cash flows – Liability reduction	526	1,479
Right of use assets obtained during the period in exchange for operating lease liabilities	159	923
Weighted average lease term (in years)	6.73	6.73
Weighted average discount rate	3.04%	3.04%

At September 30, 2019, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.8 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. Rent expense under operating leases, included in net occupancy and equipment expense, was $2.2 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Rent commitments were as follows (dollars in thousands):

September 30, 2019
2019	$613
2020	2,386
2021	1,763
2022	1,375
2023	1,217
Thereafter	3,895
Amounts representing interest	(1,148)
Present value of net future minimum lease payments	$10,101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition as of September 30, 2019 (unaudited), as compared with December 31, 2018, and the results of operations for the three and nine months ended September 30, 2019 (unaudited), as compared to the three and nine months ended September 30, 2018 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s 2018 Form 10-K.

EXECUTIVE SUMMARY

Operating Results

The Company reported net income for the third quarter of 2019 of $24.8 million, or $0.45 per diluted common share, as compared to $24.1 million, or $0.43 per diluted common share, for the second quarter of 2019 and $26.9 million, or $0.55 per diluted common share, for the third quarter of 2018. Adjusted net income(1) for the third quarter of 2019 was $30.5 million, or $0.55 per diluted common share, as compared to $29.5 million, or $0.53 per diluted common share, for the second quarter of 2019 and $27.0 million, or $0.55 per diluted common share, for the third quarter of 2018.

Year-to-date net income through September 30, 2019 was $74.4 million, or $1.35 per diluted common share, compared to net income of $73.6 million, or $1.50 per diluted common share, for the comparable period of 2018. Year-to-date adjusted net income(1) for the first nine months of 2019 was $86.6 million, or $1.57 per diluted common share, compared to $77.5 million, or $1.58 per diluted common share for the first nine months of 2018.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for the third quarter of 2019 were $7.0 million of expenses related to acquisitions and $0.7 million of expenses related to other restructuring costs. The reconciliation of non-GAAP measures (including adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible book value, tangible book value per share and return on average tangible common equity), which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

On January 31, 2019, the Company completed its acquisition of Banc Ed, the holding company for TheBANK. First Busey operated TheBANK as a separate subsidiary from the completion of the acquisition until October 4, 2019, when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank. When we completed the Banc Ed acquisition, we reset the baseline for the future financial performance of First Busey in a multitude of positive ways. With TheBANK now merged and integrated, we expect to see the full contribution and synergies of TheBANK reflected in the Company’s financial performance in the quarters ahead.

On October 4, 2019, in addition to TheBANK being merged into Busey Bank, the Company partnered with a new core provider. The core conversion positions the combined organization for future growth. Strategic process improvements and investments in technology platforms will allow the Company to serve customers more efficiently and effectively for years to come.

On August 31, 2019, the Company completed the previously announced acquisition by Busey Bank of IST, a Fort Myers, Florida wealth management firm, which had $471.1 million in assets under care. Through this transaction, Busey Bank and IST broaden the expertise and raise the level of service available to clients—from individuals and families to institutions and foundations—and remain committed to their founding principles of being active community stewards and providing the highest level of personal service to clients delivered by experienced, local professionals.

(1)	For a reconciliation of adjusted net income, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

In addition to the successful integration of these acquisitions, we are pleased to report net organic loan growth of $137.3 million in the third quarter, with total portfolio loans increasing to $6.67 billion at September 30, 2019 from $6.53 billion at June 30, 2019. This is the result of focused initiatives and effort on the part of our associates across our markets and was accomplished while maintaining our conservative credit principles.

Asset Quality

The Company reported non-performing loans of $33.1 million at September 30, 2019 and June 30, 2019 as compared to $36.6 million at December 31, 2018. Non-performing loans were 0.50% of total portfolio loans as of September 30, 2019 compared to 0.51% as of June 30, 2019 and 0.66% as of December 31, 2018.  With a continued commitment to asset quality and the strength of our balance sheet, near-term loan losses are expected to remain generally low.  While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period. The key metrics are as follows (dollars in thousands):

	As of
	September 30,	June 30	December 31,	September 30,
	2019	2019	2018	2018
Portfolio loans	$6,669,415	$6,532,126	$5,568,428	$5,623,741
Allowance for loan losses	52,965	51,375	50,648	52,743
Loans 30-89 days past due	12,434	18,040	7,121	8,189
Non-performing loans
Non-accrual loans	31,827	32,816	34,997	40,395
Loans 90+ days past due	1,276	258	1,601	364
Total non-performing loans	33,103	33,074	36,598	40,759
Other non-performing assets	926	936	376	1,093
Total non-performing assets	34,029	34,010	36,974	41,852
Allowance as a percentage of non-performing loans	160.0%	155.3%	138.4%	129.4%
Allowance for loan losses to portfolio loans	0.79%	0.79%	0.91%	0.94%

Economic Conditions of Markets at September 30, 2019

Busey Bank has 44 banking centers serving Illinois. Our Illinois markets of Champaign, Macon, McLean, and Peoria counties and Southwest Chicago feature several Fortune 1000 companies.  Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment and small business.  TheBANK had 17 banking centers in Southern Illinois, which became banking centers of Busey Bank on October 4, 2019. The financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Three Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$400,587	2,181	2.16%	$134,202	$649	1.92%
Investment securities:
U.S. Government obligations	278,612	1,688	2.40%	152,865	632	1.64%
Obligations of states and political subdivisions(1)	287,659	2,118	2.92%	280,041	1,816	2.57%
Other securities	1,213,795	7,936	2.59%	984,802	6,384	2.57%
Loans held for sale	42,418	298	2.79%	28,661	317	4.39%
Portfolio loans(1), (2)	6,558,519	78,248	4.73%	5,551,753	63,537	4.54%
Total interest-earning assets(1), (3)	$8,781,590	$92,469	4.18%	$7,132,324	$73,335	4.08%

Cash and due from banks	115,378			103,798
Premises and equipment	150,714			119,773
Allowance for loan losses	(52,014)			(54,017)
Other assets	664,101			500,430
Total assets	$9,659,769			$7,802,308

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,953,201	$2,924	0.59%	$1,294,628	$1,305	0.40%
Savings and money market deposits	2,442,620	3,828	0.62%	1,913,838	1,650	0.34%
Time deposits	1,690,557	8,001	1.88%	1,576,191	5,991	1.51%
Federal funds purchased and repurchase agreements	184,637	579	1.24%	234,729	426	0.72%
Borrowings (4)	215,271	2,031	3.74%	213,164	1,761	3.28%
Junior subordinated debt issued to unconsolidated trusts	71,232	852	4.75%	71,082	854	4.77%
Total interest-bearing liabilities	$6,557,518	$18,215	1.10%	$5,303,632	$11,987	0.90%

Net interest spread(1)			3.08%			3.18%

Noninterest-bearing deposits	1,780,645			1,492,709
Other liabilities	108,773			44,143
Stockholders’ equity	1,212,833			961,824
Total liabilities and stockholders’ equity	$9,659,769			$7,802,308

Interest income / earning assets(1), (3)	$8,781,590	$92,469	4.18%	$7,132,324	$73,335	4.08%
Interest expense / earning assets	$8,781,590	$18,215	0.83%	$7,132,324	$11,987	0.67%
Net interest margin(1)		$74,254	3.35%		$61,348	3.41%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.8 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Nine Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$279,406	4,496	2.15%	$122,768	$1,580	1.72%
Investment securities:
U.S. Government obligations	321,814	5,905	2.45%	156,450	1,917	1.64%
Obligations of states and political subdivisions(1)	282,850	6,236	2.95%	293,258	5,677	2.59%
Other securities	1,195,405	23,817	2.66%	896,288	16,670	2.49%
Loans held for sale	28,326	677	3.20%	31,785	966	4.06%
Portfolio loans(1), (2)	6,406,779	228,539	4.77%	5,531,087	186,622	4.51%
Total interest-earning assets(1), (3)	$8,514,580	$269,670	4.23%	$7,031,636	$213,432	4.06%

Cash and due from banks	111,623			105,038
Premises and equipment	146,115			119,580
Allowance for loan losses	(51,498)			(54,056)
Other assets	631,452			504,892
Total assets	$9,352,272			$7,707,090

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,825,473	$7,891	0.58%	$1,224,545	$2,758	0.30%
Savings and money market deposits	2,350,289	10,113	0.58%	1,981,281	4,811	0.32%
Time deposits	1,709,142	23,403	1.83%	1,452,477	14,268	1.31%
Federal funds purchased and repurchase agreements	194,189	1,789	1.23%	242,733	1,139	0.63%
Borrowings (4)	223,352	6,297	3.77%	247,004	5,457	2.95%
Junior subordinated debt issued to unconsolidated trusts	71,194	2,658	4.99%	71,046	2,383	4.48%
Total interest-bearing liabilities	$6,373,639	$52,151	1.09%	$5,219,086	$30,816	0.79%

Net interest spread(1)			3.14%			3.27%

Noninterest-bearing deposits	1,715,701			1,494,016
Other liabilities	89,719			47,313
Stockholders’ equity	1,173,213			946,675
Total liabilities and stockholders’ equity	$9,352,272			$7,707,090

Interest income / earning assets(1), (3)	$8,514,580	$269,670	4.23%	$7,031,636	$213,432	4.06%
Interest expense / earning assets	$8,514,580	$52,151	0.81%	$7,031,636	$30,816	0.59%
Net interest margin(1)		$217,519	3.42%		$182,616	3.47%
(1)On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $2.2 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds and Net Interest Margin

Total average interest-earning assets increased $1.7 billion, or 23.1%, to $8.8 billion for the three months ended September 30, 2019, as compared to $7.1 billion for the same period in 2018. Total average interest-earning assets increased $1.5 billion, or 21.1%, to $8.5 billion for the nine months ended September 30, 2019, as compared to $7.0 billion for the same period of 2018.

Total average interest-bearing liabilities increased $1.3 billion, or 23.6%, to $6.6 billion for the three months ended September 30, 2019 as compared to $5.3 billion for the same period in 2018.   Total average interest-bearing liabilities increased $1.2 billion, or 22.1%, to $6.4 billion for the nine months ended September 30, 2019 as compared to $5.2 billion for the same period of 2018. Average noninterest-bearing deposits increased $287.9 million, or 19.3%, to $1.8 billion for the three months ended September 30, 2019, as compared to $1.5 billion for the same period of 2018. Average noninterest-bearing deposits increased $221.7 million, or 14.8%, to $1.7 billion for the nine months ended September 30, 2019, as compared to $1.5 billion for the same period of 2018.

Interest income, on a tax-equivalent basis, increased $19.2 million, or 26.1%, to $92.5 million for the three months ended September 30, 2019, compared to $73.3 million in the same period of 2018. Interest income, on a tax-equivalent basis, increased $56.3 million, or 26.3%, to $269.7 million for the nine months ended September 30, 2019, compared to $213.4 million in same period of 2018. The interest income increase related primarily to the increase in average loan balances. Interest expense increased during the three months ended September 30, 2019 by $6.2 million to $18.2 million, compared to $12.0 million in the same period of 2018. Interest expense increased during the nine months ended September 30, 2019 by $21.4 million to $52.2 million, compared to $30.8 million in the same period of 2018.

Net interest income, on a tax-equivalent basis, increased $12.9 million, or 21.0%, for the three months ended September 30, 2019 as compared to the same period of 2018.   Net interest income, on a tax-equivalent basis, increased $34.9 million, or 19.1%, for the nine months ended September 30, 2019 as compared to the same period of 2018.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.35% for the three months ended September 30, 2019, compared to 3.41% for the same period of 2018, and decreased to 3.42% for the nine months ended September 30, 2019, compared to 3.47% for the same period of 2018.  Net of purchase accounting accretion and amortization,(1) the net interest margin for the three months ended September 30, 2019 was 3.22%, a decrease from 3.29% for the same period in 2018, and was 3.27% for the nine months ended September 30, 2019, a decrease from 3.31% for the same period of 2018.

Higher aggregate yields from loan production partially offset increases in funding costs in 2019 as compared to 2018. Funding costs in 2019 increased from 2018, primarily due to resetting of time deposit rates to reflect market rates and additional borrowings in conjunction with funding the Banc Ed acquisition. The Federal Open Market Committee lowered Federal Funds Target rates for the first time in 11 years on July 31, 2019 and then again on September 18, 2019, for a combined decrease of 50 basis points during the third quarter. This contributed to the decline in net interest margin for the quarter ended September 30, 2019 as compared to the quarter ended June 30, 2019, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities. Subsequent to quarter end, on October 30, 2019, the Federal Open Market Committee lowered Federal Funds Target rates another 25 basis points.

The quarterly net interest margins were as follows:

	2019	2018
First Quarter	3.46%	3.51%
Second Quarter	3.43%	3.50%
Third Quarter	3.35%	3.41%
Fourth Quarter	—%	3.38%
(1)	For a reconciliation of net interest margin net of purchase accounting accretion and amortization, a non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.08% for the three months ended September 30, 2019 compared to 3.18% in the same period of 2018, and was 3.14% for the nine months ended September 30, 2019, compared to 3.27% for the same period of 2018, each on a tax-equivalent basis.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2018 Form 10-K for accounting policies underlying the recognition of interest income and expense.

Non-interest income

(dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Fees for customer services	$9,842	$7,340	$2,502	34.1%	$27,635	$21,576	$6,059	28.1%
Trust fees	7,689	6,324	1,365	21.6%	24,122	20,573	3,549	17.3%
Commissions and brokers’ fees, net	1,132	881	251	28.5%	3,216	2,860	356	12.4%
Remittance processing	3,780	3,630	150	4.1%	11,277	10,588	689	6.5%
Mortgage revenue	3,331	1,272	2,059	161.9%	8,127	4,488	3,639	81.1%
Net (losses) gains on sales of securities	296	—	296	100.0%	112	160	(48)	(30.0)%
Unrealized (losses) gains recognized on equity securities	65	—	65	100.0%	(735)	—	(735)	(100.0)%
Other income	4,801	2,406	2,395	99.5%	11,023	6,896	4,127	59.8%
Total non-interest income	$30,936	$21,853	$9,083	41.6%	$84,777	$67,141	$17,636	26.3%

Total non-interest income of $30.9 million for the third quarter of 2019 increased as compared to $21.9 million in the third quarter of 2018. Total non-interest income of $84.8 million for the nine months ended September 30, 2019 increased as compared to $67.1 million for the same period of 2018. Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 40.7% of the Company’s non-interest income for the quarter ended September 30, 2019, providing a complement to spread-based revenue from traditional banking activities.

Fees for customer services increased 34.1% and 28.1% for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018 as a result of the Banc Ed acquisition. Evolving regulation, product changes and changing behaviors by our customer base also impact fees for customer services.

Trust fees and commissions and brokers’ fees were $8.8 million for the third quarter of 2019 an increase from $7.2 million for the third quarter of 2018. Trust fees and commissions and brokers’ fees increased to $27.3 million for the first nine months of 2019 compared to $23.4 million for the first nine months of 2018. First Busey’s wealth management division ended the third quarter of 2019 with $9.4 billion in assets under care.

Remittance processing revenue from the Company’s subsidiary, FirsTech, of $3.8 million for the third quarter of 2019 increased compared to $3.6 million for the third quarter of 2018. Remittance processing revenue for the nine months ended September 30, 2019 was $11.3 million, an increase of 6.5%, compared to $10.6 million during the same period of 2018. FirsTech has seen a relative slowdown in new business onboarding as compared to recent quarters that showed significant growth, which is consistent with the business’ typical sales cycle.

The mortgage line of business generated $3.3 million of revenue in the third quarter of 2019, an increase compared to $1.3 million of revenue in the third quarter of 2018. Mortgage revenue for the first nine months of 2019 was $8.1 million, an increase over the comparable period of 2018 of $4.5 million, following a long period of restructuring and additional revenue from TheBANK. A decline in prevailing market rates for mortgages also contributed to increased production in recent periods.

Other income increased to $4.8 million and $11.0 million for the three and nine months ended September 30, 2019, respectively, across multiple revenue sources, including swap fee income, bank owned life insurance income and additional income from TheBANK.

Non-interest expense

(dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Salaries, wages and employee benefits	$38,747	$26,024	$12,723	48.9%	$105,356	$80,315	$25,041	31.2%
Net occupancy expense of premises	4,652	3,761	891	23.7%	13,365	11,271	2,094	18.6%
Furniture and equipment expenses	2,489	1,715	774	45.1%	6,936	5,418	1,518	28.0%
Data processing	5,032	4,016	1,016	25.3%	15,049	12,391	2,658	21.5%
Amortization of intangible assets	2,360	1,445	915	63.3%	6,866	4,450	2,416	54.3%
Other expense	14,841	8,968	5,873	65.5%	45,732	30,429	15,303	50.3%
Total non-interest expense	$68,121	$45,929	$22,192	48.3%	$193,304	$144,274	$49,030	34.0%

Income taxes	$8,052	$9,081	$(1,029)	(11.3)%	$24,339	$26,108	$(1,769)	(6.8)%
Effective rate on income taxes	24.5%	25.3%			24.7%	26.2%

Efficiency ratio	62.7%	53.5%			61.6%	56.0%
Full-time equivalent employees as of period-end	1,595	1,298

Total non-interest expense of $68.1 million for the three months ended September 30, 2019 increased as compared to $45.9 million for the same period in 2018. Total non-interest expense of $193.3 million for the nine months ended September 30, 2019 increased as compared to $144.3 million for the same period in 2018. Total non-interest expenses have been influenced by acquisition expenses and other restructuring costs. For the third quarter of 2019, adjusted non-interest expenses(1), including amortization, were $60.5 million compared to reported non-interest expense of $68.1 million.

Salaries, wages and employee benefits were $38.7 million in the third quarter of 2019, an increase from $26.0 million from the third quarter of 2018. In the first nine months of 2019, salaries, wages and employee benefits increased to $105.4 million compared to $80.3 million for the same period of 2018. For the three and nine months ended September 30, 2019, salaries, wages and employee benefits included $3.9 million and $4.2 million, respectively, of non-operating expenses(1). Total full-time equivalents (“FTE”) at September 30, 2019 were 1,595 compared to 1,298 at September 30, 2018. Included in the September 30, 2019 FTE are 293 FTEs of TheBANK.

Combined net occupancy expense of premises and furniture and equipment expenses was $7.1 million for the three months ended September 30, 2019 and $5.5 million for the three months ended September 30, 2018. Combined net occupancy expense of premises and furniture and equipment expenses was $20.3 million for the nine months ended September 30, 2019 and $16.7 million for the nine months ended September 30, 2018. The increase is primarily due to TheBANK adding 17 banking centers to our banking center network.

Data processing expense in the third quarter of 2019 of $5.0 million increased compared to $4.0 million in the third quarter of 2018. In the first nine months of 2019, data processing expense increased to $15.0 million compared to $12.4 million for the same period of 2018. For the three and nine months ended September 30, 2019, data processing included $0.3 million and $1.0 million, respectively, of non-operating expenses(1) , related to payment of conversion expenses. Data processing for 2019 also includes data processing related to TheBANK.

(1)	For a reconciliation of adjusted non-interest expenses and non-operating expenses, non-GAAP financial measures, see “Non-GAAP Financial Information”.

Amortization of intangible assets increased to $2.4 million for the three months ended September 30, 2019 compared to $1.4 million for the three months ended September 30, 2018 and increased to $6.9 million for the nine months ended September 30, 2019 compared to $4.5 million for the nine months ended September 30, 2018, as a result of the Banc Ed acquisition.

Other expense in the third quarter of 2019 of $14.8 million increased compared to $9.0 million in the third quarter of 2018. In the first nine months of 2019, other expense increased to $45.7 million compared to $30.4 million for the same period of 2018. For the three and nine months ended September 30, 2019, other expenses included $3.6 million and $11.3 million, respectively, of non-operating expenses(1)  which primarily includes professional and legal expenses and check card conversion expenses.

The effective income tax rate of 24.5% and 24.7% for the three and nine months ended September 30, 2019, was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits.

The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  At September 30, 2019, the Company was not under examination by any tax authority.

The efficiency ratio(1) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio was 62.7% for the quarter ended September 30, 2019 compared to 63.6% for the quarter ended June 30, 2019 and 53.5% for the quarter ended September 30, 2018. The adjusted efficiency ratio(1) was 55.4% for the quarter ended September 30, 2019, 56.6% for the quarter ended June 30, 2019, and 53.3% for the quarter ended September 30, 2018. The efficiency ratio for the first nine months of 2019 was 61.6% compared to 56.0% for the first nine months of 2018. The adjusted efficiency ratio(1) was 56.1% for the first nine months of 2019 compared to 54.2% for the first nine months of 2018. Total non-interest expenses have been influenced by acquisition expenses and other restructuring costs. While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years. The Company remains focused on expense discipline.

(1)	For a reconciliation of non-operating expenses, efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Non-GAAP Financial Information”.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet Items (dollars in thousands):

	September 30,	December 31,
	2019	2018	$ Change	% Change
Assets
Debt securities available for sale	$1,701,005	$697,685	$1,003,320	143.8%
Debt securities held to maturity	15,170	608,660	(593,490)	(97.5)%
Portfolio loans, net	6,616,450	5,517,780	1,098,670	19.9%

Total assets	$9,753,760	$7,702,357	$2,051,403	26.6%

Liabilities
Deposits:
Noninterest-bearing	$1,779,490	$1,464,700	$314,790	21.5%
Interest-bearing	6,150,976	4,784,621	1,366,355	28.6%
Total deposits	$7,930,466	$6,249,321	$1,681,145	26.9%

Securities sold under agreements to repurchase	$202,500	$185,796	$16,704	9.0%
Short-term borrowings	29,739	—	29,739	100.0%
Long-term debt	85,106	50,000	35,106	70.2%
Senior notes, net of unamortized issuance costs	39,640	39,539	101	0.3%
Subordinated notes, net of unamortized issuance costs	59,222	59,147	75	0.1%
Junior subordinated debt owed to unconsolidated trusts	71,269	71,155	114	0.2%

Total liabilities	$8,537,779	$6,707,393	$1,830,386	27.3%

Stockholders’ equity	$1,215,981	$994,964	$221,017	22.2%

Portfolio Loans

The Company believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of the banks. The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate and guaranteed by individuals. The loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a regular basis. Management routinely (at least quarterly) reviews the Company’s allowance for loan losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors in addition to location, duration, a sound and profitable cash flow basis and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans and retail other loans. A description of each of the lending areas can be found in the Company’s 2018 Form 10-K. The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

Geographic distributions of portfolio loans by category were as follows (dollars in thousands):

	September 30, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,178,779	$452,177	$17,590	$31,945	$1,680,491
Commercial real estate	1,825,972	616,169	153,855	197,384	2,793,380
Real estate construction	194,044	128,864	29,342	74,309	426,559
Retail real estate	1,159,727	421,731	100,222	35,875	1,717,555
Retail other	47,121	1,675	1,380	1,254	51,430
Portfolio loans	$4,405,643	$1,620,616	$302,389	$340,767	$6,669,415

Allowance for loan losses					(52,965)
Portfolio loans, net					$6,616,450

	December 31, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$972,072	$394,043	$17,954	$21,037	$1,405,106
Commercial real estate	1,448,937	579,536	158,337	180,013	2,366,823
Real estate construction	78,489	122,385	17,859	69,464	288,197
Retail real estate	874,910	475,739	102,117	27,367	1,480,133
Retail other	24,849	1,294	1,455	571	28,169
Portfolio loans	$3,399,257	$1,572,997	$297,722	$298,452	$5,568,428

Allowance for loan losses					(50,648)
Portfolio loans, net					$5,517,780

Portfolio loans increased $1.1 billion, or 19.8%, as of September 30, 2019 compared to December 31, 2018, as a result of the Banc Ed acquisition and organic loan growth. Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $840.3 million from December 31, 2018. Retail real estate and retail other loans increased $260.7 million from December 31, 2018.

Allowance for Loan Losses

The Company recorded net charge-offs of $1.8 million for the third quarter of 2019 and $5.7 million for the nine months ended September 30, 2019. The allowance for loan loss as a percentage of portfolio loans was 0.79% at September 30, 2019 and June 30, 2019 as compared to 0.91% at December 31, 2018. The decline in the allowance coverage ratio in

2019 is primarily attributed to the Banc Ed acquisition. Acquired loans are initially recorded at their acquisition date fair value, so a separate allowance is not initially recognized. An allowance is recorded subsequent to acquisition to the extent the reserve requirement exceeds the recorded fair value adjustment.

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

The provision for loan losses was $3.4 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and was $8.0 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for loan losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

Typically, loans are collateral dependent. When a collateral dependent loan is classified as non-accrual it is appropriately reserved or charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell. Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning non-performing loans as of each of the dates indicated (dollars in thousands):

	September 30,	June 30,	December 31,	September 30,
	2019	2019	2018	2018
Non-accrual loans	$31,827	$32,816	$34,997	$40,395
Loans 90+ days past due and still accruing	1,276	258	1,601	364
Total non-performing loans	33,103	33,074	36,598	40,759
OREO	926	936	376	1,093
Total non-performing assets	$34,029	$34,010	$36,974	$41,852

Allowance for loan losses	$52,965	$51,375	$50,648	$52,743
Allowance for loan losses to portfolio loans	0.79%	0.79%	0.91%	0.94%
Allowance for loan losses to non-performing loans	160.0%	155.3%	138.4%	129.4%
Non-performing loans to portfolio loans	0.5%	0.5%	0.7%	0.7%
Non-performing assets to portfolio loans and OREO	0.5%	0.5%	0.7%	0.7%

Total non-performing assets were $34.0 million at September 30, 2019 and June 30, 2019, compared to $37.0 million at December 31, 2018. Non-performing assets as a percentage of portfolio loans and OREO continued to be favorably low at 0.5% on September 30, 2019. Asset quality metrics can be generally influenced by market-specific economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $82.8 million at September 30, 2019, compared to $70.9 million at December 31, 2018.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2019, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of September 30, 2019, the Company had additional capacity to borrow from the FHLB and Federal Reserve of $1.1 billion and $479.4 million, respectively. Additionally, the Company has an unused revolving credit facility of $20.0 million.

As of September 30, 2019, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The banks routinely enter into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of September 30, 2019 and December 31, 2018, we had outstanding loan commitments and standby letters of credit of $1.7 billion and $1.4 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, bank holding companies and their subsidiary banks are required to maintain, including the capital conservation buffer, a total capital to total risk-weighted asset ratio of not less than 10.50%, Tier 1 capital to total risk-weighted asset ratio of not less than 8.50%, Common Equity Tier 1 capital to total risk-weighted asset ratio of not less than 7.00% and a Tier 1 leverage ratio of not less than 4.00%.  The Basel III Rule was fully phased-in on January 1, 2019.  See “Note 12: Regulatory Capital” for ratios and further discussion.

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

A reconciliation to what management believes to be the most direct compared GAAP financial measures, for example, net income in the case of adjusted net income and adjusted return on average assets, total net interest income, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of the tangible book value per share, appear below. The Company believes each of the adjusted measures is useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

These non-GAAP disclosures have inherent limitations and are not audited. They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Tax effected numbers included in these non-GAAP disclosures are based on estimated statutory rates.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income and Return on Average Assets

(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Net income	$24,828	$24,085	$26,859	$74,382	$73,638
Acquisition expenses
Salaries, wages, and employee benefits	3,673	43	—	3,716	1,233
Data processing	172	327	—	506	406
Other (includes professional and legal)	3,100	3,293	167	7,598	2,224
Lease impairment	—	415	—	415	—
Other restructuring costs
Salaries, wages, and employee benefits	182	275	—	457	417
Data processing	84	292	—	476	—
Fixed asset impairment	—	—	—	—	817
Other (includes professional and legal)	459	826	—	1,452	—
MSR valuation impairment	—	1,822	—	1,822	—
Related tax benefit	(1,963)	(1,880)	(20)	(4,177)	(1,217)
Adjusted net income	$30,535	$29,498	$27,006	$86,647	$77,518

Average total assets	$9,659,769	$9,522,678	$7,802,308	$9,352,272	$7,707,090

Reported: Return on average assets(1)	1.02%	1.01%	1.37%	1.06%	1.28%
Adjusted: Return on average assets(1)	1.25%	1.24%	1.37%	1.24%	1.34%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018

Reported: Net interest income	$73,476	$73,428	$60,774	$215,287	$180,903
Tax-equivalent adjustment	778	777	574	2,232	1,713
Purchase accounting accretion	(2,974)	(3,471)	(2,273)	(9,439)	(8,698)
Adjusted: Net interest income	$71,280	$70,734	$59,075	$208,080	$173,918

Average interest-earning assets	$8,781,590	$8,666,136	$7,132,324	$8,514,580	$7,031,636

Reported: Net interest margin(1)	3.35%	3.43%	3.41%	3.42%	3.47%
Adjusted: Net Interest margin(1)	3.22%	3.27%	3.29%	3.27%	3.31%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Reported: Net Interest income	$73,476	$73,428	$60,774	$215,287	$180,903
Tax-equivalent adjustment	778	777	574	2,232	1,713
Tax-equivalent interest income	$74,254	$74,205	$61,348	$217,519	$182,616

Reported: Non-interest income	30,936	27,896	21,853	84,777	67,141
Net (losses) gains on sales of securities and unrealized (losses) gains recognized on equity securities	361	(1,026)	—	(623)	160
Adjusted: Non-interest income	$30,575	$28,922	$21,853	$85,400	$66,981

Reported: Non-interest expense	68,121	68,020	45,929	193,304	144,274
Amortization of intangible assets	(2,360)	(2,412)	(1,445)	(6,866)	(4,450)
Non-operating adjustments:
Salaries, wages, and employee benefits	(3,855)	(318)	—	(4,173)	(1,650)
Data processing	(256)	(619)	—	(982)	(406)
Other	(3,559)	(6,356)	(167)	(11,287)	(2,596)
Adjusted: Non-interest expense	$58,091	$58,315	$44,317	$169,996	$135,172

Reported: Efficiency ratio	62.73%	63.62%	53.47%	61.55%	56.02%
Adjusted: Efficiency ratio	55.42%	56.55%	53.26%	56.12%	54.16%

Reconciliation of Non-GAAP Financial Measures — Tangible common equity to tangible assets, Tangible book value per share, Return on average tangible common equity

(dollars in thousands)

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
	2019	2019	2018

Total Assets	$9,753,760	$9,612,667	$7,889,385
Goodwill and other intangible assets, net	(381,323)	(375,327)	(301,963)
Tax effect of other intangible assets, net	16,415	17,075	8,912
Tangible assets	$9,388,852	$9,254,415	$7,596,334

Total stockholders’ equity	1,215,981	1,203,608	972,140
Goodwill and other intangible assets, net	(381,323)	(375,327)	(301,963)
Tax effect of other intangible assets, net	16,415	17,075	8,912
Tangible common equity	$851,073	$845,356	$679,089

Tangible common equity to tangible assets(1)	9.06%	9.13%	8.94%
Tangible book value per share	$15.12	$14.95	$13.72

Average stockholders’ common equity	$1,212,833	$1,195,802	$961,824
Average goodwill and other intangible assets, net	(377,601)	(376,851)	(302,914)
Average tangible stockholders’ common equity	$835,232	$818,951	$658,910

Reported: Return on average tangible common equity(2)	11.79%	11.80%	16.17%
Adjusted: Return on average tangible common equity(2), (3)	14.50%	14.45%	16.26%

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Average stockholders’ common equity	$1,173,213	$946,675
Average goodwill and other intangible assets, net	(369,104)	(304,738)
Average tangible stockholders’ common equity	$804,109	$641,937

Reported: Return on average tangible common equity(2)	12.37%	15.34%
Adjusted: Return on average tangible common equity(2), (3)	14.41%	16.15%

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

Realized securities gains or losses are reported in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether such declines are temporary or OTTI.  If the Company (i) has the intent to sell a debt security or (ii) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire decline in fair value as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The decline in fair value is separated into the amount of impairment related to the credit loss and the amount of impairment related to all other factors.  The amount of the impairment related to credit loss is recognized in earnings, and the amount of impairment related to all other factors is recognized in other comprehensive income (loss).

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

First Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions and to structure the Consolidated Balance Sheets to optimize stability in net interest income in consideration of projected future changes in interest rates.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200, and +300 basis points. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300

September 30, 2019	(4.84)%	2.50%	4.81%	6.98%

December 31, 2018	(3.58)%	1.08%	2.01%	2.88%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300

September 30, 2019	(7.22)%	4.00%	7.36%	10.53%

December 31, 2018	(5.13)%	1.97%	3.70%	5.32%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of September 30, 2019, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares. During the quarter, the Company repurchased 194,062 shares at an average price of $25.19 per share. At September 30, 2019, the Company had 805,938 shares that may still be purchased under the plan.

Period	Total number of shared purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum number of Shares that May Yet Be Repurchased Under the Program
July 1-31, 2019	—	—	—	1,000,000
August 1-31, 2019	64,062	$ 24.72	64,062	935,938
September 1-30, 2019	130,000	$ 25.43	130,000	805,938

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Employment Agreement by and between First Busey Corporation and Jeffrey D. Jones, dated July 26, 2019 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 26, 2019 (Commission No. 0-15950), and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 7, 2019