Form 10-K
period 2019-12-31
FIRST BUSEY CORP /NV/
filed 2020-02-27
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

100 W. University Avenue

Champaign, Illinois 61820

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (217) 365-4544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.001 par value)	BUSE	The Nasdaq Stock Market LLC

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

Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $1.3 billion, determined using a per share closing price for the registrant’s common stock on that date of $26.41, as quoted on The Nasdaq Global Select Market.

As of February 27, 2020, there were 54,541,061 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of First Busey Corporation to be held May 20, 2020, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, initially organized in 1980, is a $9.7 billion financial holding company. First Busey conducts a broad range of financial services through its one wholly-owned bank subsidiary, Busey Bank (“the Bank”), with banking centers in Illinois, Missouri, Florida and Indiana. First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Acquisitions

On January 8, 2015, First Busey acquired Herget Financial Corp., a Delaware corporation, and its wholly-owned bank subsidiary, Herget Bank, National Association (“Herget Bank”). First Busey operated Herget Bank as a separate banking subsidiary from January 9, 2015 until March 13, 2015, when it was merged with and into Busey Bank. At that time, Herget Bank’s banking centers became banking centers of Busey Bank.

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

On January 31, 2019, First Busey acquired The Banc Ed Corp., a Delaware corporation (“Banc Ed”) and its wholly-owned bank subsidiary, TheBANK of Edwardsville (“TheBANK”). First Busey operated TheBANK as a separate bank subsidiary from February 1, 2019 until October 4, 2019, when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank.

On August 31, 2019, the Company acquired Investors’ Security Trust Company (“IST”), a Fort Myers, Florida wealth management firm.

See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to acquisitions.

Subsidiaries of First Busey

First Busey conducts the business of banking, related banking services, asset management, brokerage and fiduciary services through Busey Bank and retail payment processing through FirsTech, Inc. (“FirsTech”).

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois. Busey Bank has 61 banking centers in Illinois, 13 in Missouri, five in southwest Florida and one in Indianapolis, Indiana.

Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve our customers’ needs.  Commercial services include commercial, commercial real estate, real estate construction and agricultural loans as well as commercial depository services such as cash management. Retail banking services include residential real estate, home equity lines of credit and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and IRA and other fiduciary services through our banking center, ATM and technology-based networks.

Further, Busey Bank provides asset management, investment and fiduciary services to individuals, businesses and foundations. As of December 31, 2019, $9.7 billion of assets were under care.  For individuals, Busey Bank provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Bank provides investment management, investment strategy consulting and fiduciary services. Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement with Raymond James Financial Services. In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.

Busey Bank’s principal sources of income are interest and fees on loans and investments, wealth management fees and service fees. Principal expenses are interest paid on deposits and general operating expenses. Busey Bank’s primary markets are Illinois, the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.

Busey Bank’s subsidiary, FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers pay processing solutions including: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; mobile bill pay; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. As of December 31, 2019, FirsTech had approximately 4,000 agent locations in 43 states.

On October 15, 2019, the Company began operations of First Busey Risk Management, Inc. (“First Busey Risk Management”), a newly formed wholly-owned subsidiary of First Busey. First Busey Risk Management, incorporated in Nevada, is a captive insurance company that insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Busey Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Company does not expect the financial results of First Busey Risk Management to have a material impact to the Consolidated Financial Statements. First Busey Risk Management is subject to regulations of the State of Nevada and will be subject to periodic examinations by the Nevada Division of Insurance.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

The Company’s operations are managed through three operating segments consisting of Banking, Remittance Processing and Wealth Management. See “Note 21. Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

Busey Bank has 61 banking centers in Illinois. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment and small business.  The financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

Busey Bank has 13 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail.

Busey Bank has five banking centers in southwest Florida, an area which has experienced above average population growth, job growth and an expanded housing market over the last several years.

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

Based on information obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits dated June 30, 2019, the most recent report available, Busey Bank ranked in the top 10 in total deposits in 12 Illinois counties: first in Champaign County; fifth in Ford County; sixth in Grundy County; seventh in Livingston County; second in Macon County; first in Madison County; sixth in McLean County; second in Peoria County; second in Shelby County; third in St. Clair County; third in Tazewell County; and seventh in Will County. First Busey believes that it effectively competes with other banks, thrifts and financial institutions in its market areas.

Supervision, Regulation and Other Factors

General

FDIC-insured institutions, like Busey Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends.

In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, financial institutions like the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to provide meaningful relief for community banks and their holding companies (those with less than $10.0 billion in assets) and on larger institutions that had been categorized as systemically important solely because of size (those with assets between $50.0 billion and $250.0 billion). Because the Company is approaching the $10.0 billion threshold, it will not benefit from all of the changes effected for community banks; however, the new law relieves it from certain prudential requirements, including mandatory annual company-run stress tests, that would otherwise have triggered when it exceeded $10.0 billion in assets. The Company believes that such reforms are favorable to its operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and the Basel III Rule, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15.0 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

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

The Basel III Rule

In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3.0 billion) and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done.) Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

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

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A minimum required amount of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A minimum required amount of Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2019: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

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

Regulation and Supervision of the Company

General

The Company, as the sole stockholder of the Bank, is a bank holding company. Previously, the Company also owned South Side Bank and TheBANK; however, the banks were merged on March 16, 2018 and October 4, 2019, respectively, with the Bank, and the Bank is currently the sole bank subsidiary of the Company. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support it in circumstances where we might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States (“U.S.”). In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Federal Securities Regulation

The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Regulation and Supervision of Busey Bank

General

The Bank is an Illinois-chartered bank. Its deposit accounts are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks. The Bank is also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System.

Deposit Insurance

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10.0 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35%, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets. During the year ended December 31, 2019, the Bank paid supervisory assessments to the DFPR totaling approximately $0.7 million.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of developments.

Dividend Payments

The primary source of funds for the Company is dividends from the subsidiary bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

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

Insider Transactions

The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2020 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity

The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

Transaction Account Reserves

Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2019, the Bank did not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10.0 billion in assets, and that will include the Bank when its assets exceed that amount. In the meantime, as long as the Bank is an FDIC-insured institution with $10.0 billion or less in assets, it will continue to be examined by the applicable bank regulators. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Regulation of First Busey Risk Management

First Busey Risk Management, incorporated in Nevada, is a captive insurance company which insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  First Busey Risk Management is subject to regulations of the State of Nevada and periodic examinations by the Nevada Division of Insurance.

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman. Mr. Dukeman, age 61, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. (“Main Street Trust”) from May 1998 until its merger with First Busey.

Curt A. Anderson. Mr. Anderson, age 64, currently serves as President of Busey Wealth Management, a division of Busey Bank. Prior to that appointment, he had served as President and Chief Executive Officer of Busey Wealth Management, Inc. from February 2016 to October 2018 and as Executive Vice President and Senior Managing Director at Busey Wealth Management, Inc. since 2007.

Robin N. Elliott. Mr. Elliott, age 43, was appointed President and Chief Executive Officer of Busey Bank in April 2019. Prior to that, he served as Chief Operating Officer of First Busey since February 2016 and Chief Financial Officer of First Busey since January 2014. Mr. Elliott had previously served as Director of the Business Banking Group of Busey Bank since November 2011. Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Jeffrey D. Jones. Mr. Jones, age 46, was appointed Chief Financial Officer of First Busey in July 2019. Prior to that, he was Co-Head of the US Depository Group and Head of Depository Investment Banking with Stephens, Inc., since 2015.

Howard F. Mooney II. Mr. Mooney, age 55, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000. In addition, Mr. Mooney has served as Chief Information Officer of First Busey since January 1, 2014. Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust.

Robert F. Plecki, Jr. Mr. Plecki, age 59, has served as Chief Credit Officer of First Busey since March 2010. Mr. Plecki previously served as President & Chief Executive Officer of Busey Wealth Management, Inc. from October 2013 until February 2016 and Chief Operating Officer of First Busey from October 2012 until February 2016. Prior to March 2010, he had served as Executive Vice President of our southwest Florida market since early 2009. Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers. Mr. Powers, age 64, has served as General Counsel of First Busey since December 2011. Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph. Mrs. Randolph, age 45, was appointed Chief of Staff in April 2017. Prior to that appointment she served as Executive Vice President and Chief Brand Officer since March 2014. Prior to March 2014, she served as Senior Vice President of Growth Strategies since 2008.

Employees

As of December 31, 2019, First Busey and its subsidiaries had a total of 1,531 employees (full-time equivalents).

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

Non-GAAP Financial Information

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These measures include adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures, specifically net income in the case of adjusted net income, adjusted earnings per share and adjusted return on average assets, total net interest income in the case of adjusted net interest margin, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity, appears below (dollars in thousands, except per share data). The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

These non-GAAP disclosures have inherent limitations and are not audited. They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Tax effected numbers included in these non-GAAP disclosures are based on estimated statutory rates and effective rates as appropriate.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Earnings Per Share and Return on Average Assets

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net income	$102,953	$98,928	$62,726
Acquisition expenses
Salaries, wages, and employee benefits	4,083	1,233	840
Data processing	1,523	406	2,616
Lease or fixed asset impairment	580	—	—
Other (includes professional and legal)	8,477	2,486	3,617
Other restructuring costs
Salaries, wages, and employee benefits	495	1,058	711
Data processing	827	—	—
Fixed asset impairment	1,861	817	—
Other (includes professional and legal)	2,248	—	66
Related tax benefit	(4,618)	(1,451)	(3,012)
Tax Cuts and Jobs Act (the "TCJA") related adjustment	—	—	8,098
Adjusted net income	$118,429	$103,477	$75,662

Dilutive average common shares outstanding	55,132,494	49,215,455	43,126,245

Reported: Diluted earnings per share	$1.87	$2.01	$1.45
Adjusted: Diluted earnings per share	2.15	2.10	1.75

Average total assets	$9,443,690	$7,742,142	$6,294,105

Reported: Return on average assets	1.09%	1.28%	1.00%
Adjusted: Return on average assets	1.25%	1.34%	1.20%

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Reported: Net interest income	$287,223	$241,406	$203,366
Tax-equivalent adjustment	3,013	2,258	3,656
Purchase accounting accretion	(12,422)	(10,550)	(12,458)
Adjusted: Net interest income	$277,814	$233,114	$194,564

Average interest-earning assets	$8,590,262	$7,067,710	$5,784,408

Reported: Net interest margin	3.38%	3.45%	3.58%
Adjusted: Net Interest margin	3.23%	3.30%	3.36%

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Reported: Net Interest income	$287,223	$241,406	$203,366
Tax-equivalent adjustment	3,013	2,258	3,656
Tax-equivalent interest income	$290,236	$243,664	$207,022

Reported: Non-interest income	116,415	89,993	84,474
Net (losses) gains on sales of securities and unrealized (losses) gains recognized on equity securities	(18)	331	1,143
Adjusted: Non-interest income	$116,433	$89,662	$83,331

Reported: Non-interest expense	258,794	193,043	174,426
Amortization of intangible assets	(9,547)	(5,854)	(5,245)
Non-operating adjustments:
Salaries, wages, and employee benefits	(4,578)	(2,291)	(1,551)
Data processing	(2,350)	(406)	(2,616)
Other	(13,166)	(2,858)	(3,683)
Adjusted: Non-interest expense	$229,153	$181,634	$161,331

Reported: Efficiency ratio	61.29%	56.16%	58.27%
Adjusted: Efficiency ratio	56.35%	54.49%	55.56%

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

	As of
	December 31,	December 31,
	2019	2018
Total Assets	$9,695,729	$7,702,357
Goodwill and other intangible assets, net	(373,129)	(300,558)
Tax effect of other intangible assets, net	17,247	8,547
Tangible assets	$9,339,847	$7,410,346

Total stockholders’ equity	1,220,434	994,964
Goodwill and other intangible assets, net	(373,129)	(300,558)
Tax effect of other intangible assets, net	17,247	8,547
Tangible common equity	$864,552	$702,953

Ending number of common shares outstanding	54,788,772	48,874,836

Tangible common equity to tangible assets(1)	9.26%	9.49%
Tangible book value per share	$15.46	$14.21

Average stockholders’ common equity	$1,186,127	$954,949
Average goodwill and other intangible assets, net	(371,666)	(303,917)
Average tangible stockholders’ common equity	$814,461	$651,032

Reported: Return on average tangible common equity	12.64%	15.20%
Adjusted: Return on average tangible common equity(2)	14.54%	15.89%

(1)Tax effected measure.
(2)Calculated using adjusted net income.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects can be found under Item 1A “Risk Factors” in this Annual Report on Form 10-K and elsewhere in our periodic and current reports filed with the SEC. These factors include, but are not limited to, the following:

●	the strength of the local, state, national and international economy (including the impact of the 2020 presidential election and the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations);
●	changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business;
●	changes in interest rates and prepayment rates of First Busey’s assets (including the impact of The London Inter-bank Offered Rate (“LIBOR”) phase-out);
●	increased competition in the financial services sector and the inability to attract new customers;
●	changes in technology and the ability to develop and maintain secure and reliable electronic systems;
●	the loss of key executives or employees;
●	changes in consumer spending;
●	unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated;
●	unexpected outcomes of existing or new litigation involving First Busey;
●	the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets;
●	the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards;
●	changes in accounting policies and practices, including FASB’s new Current Expected Credit Loss impairment standards (“CECL”), that will change how the Company estimates credit losses; and
●	other factors and risks described under “Risk Factors” herein.

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

While economic conditions have both improved and stabilized since the 2008-2009 recession, there can be no assurance that either improvement or stability will continue. Uncertainty regarding continuing economic conditions may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Company’s loans, our financial condition and results of operations. In addition, there is potential for an increasing federal government debt burden to negatively impact long-term financial stability. U.S. federal government debt held by the public stood at 79% of gross domestic product as of September 2019. The Congressional Budget Office projects that debt burden could increase in an accelerating manner in the coming decades, the impacts of which could include higher interest rates which can lead to slower economic growth, a decrease in government investment as well as a diminished demand for U.S. Treasury bonds. International financial events including slowing economic growth in the euro area and China and the potential for disorderly withdrawal of the United Kingdom from the European Union could have a direct impact on U.S. markets and consumers.

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

In certain recent periods, the capital and credit markets experienced heightened volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. Conversely, significant increases in the stock markets can also have destabilizing effects. If the capital and credit markets experience these types of heightened levels of disruption and volatility again, both the Company and its customers’ ability to maintain or access capital could be adversely affected which could have an impact on the Company’s business, financial condition and results of operations.

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

The recent interest rate cuts by the Federal Reserve have led to the potential for higher inflation and financial instability driven by low borrowing costs that could have a negative effect on financial markets.

The Federal Reserve cut rates in 2019 as it sought to offset risks to an otherwise healthy economy exposed to trade uncertainty and slowing global economic growth. The rate cuts were generally supported by most central banks. However, there is potential that the rate cuts could pose additional risks to the economy primarily through higher inflation and financial-stability concerns driven by low borrowing costs. There is a possibility that labor markets could tighten causing inflationary pressures to build faster than the expected gradual pace. There is additional risk that persistently low interest rates could lead consumers and firms to take on riskier financial investments in search of better returns, increasing asset prices to unsustainable levels. The potential rise in asset prices to unsustainable levels could pose potential financial-stability risks in the commercial real estate and corporate borrowing sectors. Sustained low interest rate periods were something that preceded the 1990 and 2007 recessions, placing significant pressure on real estate asset prices through reach-for-yield investor behavior.

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced-market transition plan to SOFR from U.S. dollar-LIBOR and organizations are working on industry-wide and company-specific transition plans relating to derivatives and cash markets exposed to LIBOR.

At this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, whether SOFR or another rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

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

The Company could recognize losses on debt securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond the Company’s control may significantly influence the fair value of securities in its investment portfolio and may cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by the Company are generally subject to decreases in market value when interest rates rise. A change in the fair value of securities could cause an other-than-temporary impairment (“OTTI”) in future periods and result in realized losses.

The process for determining whether a security has experienced OTTI usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

The U.S. government continues to engage in trade negotiations with certain foreign countries or entities including Mexico, Canada, China, and the European Union. The U.S. government previously implemented tariffs on certain products while foreign entities or countries have issued or continue to threaten retaliatory tariffs against products from the U.S., including agricultural products.  Additional tariffs and retaliatory tariffs may be imposed in the future by the U.S. and these and other countries.  Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer’s margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

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

As the Company continues to grow in asset size and complexity, regulatory expectations and scrutiny will likely increase and could have a potential impact on the Company’s operations and business.

The Company has grown steadily over the past 5 years, increasing through both organic growth and strategic acquisitions. Further, in 2019, the Company began operations of First Busey Risk Management, a captive insurance company. As financial institutions grow, so do the expectations of regulatory agencies regarding the financial institution’s ability to control for increasingly complex and sophisticated business operations. Certain regulations and laws have embedded asset thresholds that change regulatory expectations, have different financial statement impacts, require different committee and management compositions, or enhanced reporting requirements. For example, the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10.0 billion or more may charge to process electronic debit transactions. Banks must begin complying with the Durbin Amendment no later than July 1 of the next calendar year after the bank crosses the $10.0 billion threshold. While we do not currently have $10.0 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. There is potential that changes in the regulatory expectations from asset growth could impact the business operationally, strategically, or financially.

Legislative and regulatory reforms applicable to the financial services industry, as well as heightened focus on particular regulations, may have a significant impact on the Company’s business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing the Company continue to evolve and will likely continue to change over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-2009 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold. The implementation of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional expense, including increased compliance costs.

These rule and regulatory changes may also require the Company to invest significant management attention and resources so as to make necessary changes to operations in order to comply. In addition to the expense and uncertainty related to increased regulation, the financial services industry in recent years has faced more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with the Bank Secrecy Act, anti-money laundering laws, and the USA Patriot Act, which focuses on money laundering in the form of terrorist financing.  Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations.  These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices.  If the Company were the subject of an enforcement action, it could have an adverse impact on the Company.

Evolving law impacting cannabis-related businesses in Illinois may have an impact on the Company’s operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana.  Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries.  It is the Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those who have a significant financial interest in such entities; and (ii) derive a significant percentage of revenue from providing products or services to, or other involvement with, such entities.  The Bank is taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities.  Nonetheless, the shift in Illinois law is increasing the number of direct and indirect cannabis-related businesses in Illinois, and therefore increasing the likelihood that the Bank could interact with such businesses, as well as their owners and employees.  Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Bank and the Company.

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

The Company estimates and establishes reserves for loan losses and maintains them at a level considered adequate by management to absorb probable loan losses based on a continual analysis of the Company’s portfolio and market environment. These reserves represent the Company’s estimate of probable losses in the portfolio at each balance sheet date and are based upon other relevant information available.

In 2016, the FASB published CECL, which requires recording loss estimates for the life of the instrument for loans, a change from the 40-year standard in which losses are recorded under the “incurred loss” concept. CECL has taken effect for the Company beginning in 2020.

Although management believes the reserves are adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for loan losses will not be required in the future. Additional provision could be recorded, either as a result of management’s decision or as a requirement by regulators, to further supplement the reserve for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects. Additional provisions in excess of the Company’s current reserves may adversely affect its business, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.

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

As previously noted, a significant portion of the Company’s loans are collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more markets could increase the credit risk associated with the Company’s loan portfolio and could result in losses which would adversely affect profitability. Mortgage loans in the Company’ portfolio with high loan-to-value ratios are more sensitive to declining property values and may experience a higher incident of default and severity of losses. Adverse changes in the economy affecting real estate values and liquidity generally, and in markets in which the Company has banking operations, could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

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

The Company’s mortgage loan portfolio consists, in part, of originated and purchased home equity lines of credit. A portion of home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, which the Company typically does not service if the loan is sold. By not servicing the first mortgage loans, the Company is unable to track the delinquency status which may indicate whether such loans are at risk of foreclosure by others. In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial terms of the loans, which is generally five years. Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 10 years.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

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

The Company currently conducts its banking operations in downstate Illinois, the Southwest suburbs of Chicago, Illinois, St. Louis, Missouri metropolitan area, central Indiana and southwest Florida. In addition, the Company currently offers fiduciary and wealth management services, which account for a significant portion of its non-interest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks, or financial technology companies, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations and financial condition.

Rapid speed of disruptive innovations enabled by new and emerging technologies and/or other market forces may outpace the Company’s ability to compete.

Many well-established industries are experiencing significant disruptions created by advances in technologies and changing customer requirements and expectations, thus the ability to quickly recognize the change, and then respond and adapt becomes critical to long-term sustainability. If the Company’s culture does not sufficiently encourage the timely identification and escalation of emerging risk issues, these risks have the potential to significantly affect our core operations and achievement of strategic objectives. Similarly, cultural resistance to change may restrict the Company from making the necessary adjustments to the business model and core operations to remain competitive. Inability to utilize data analytics and “big data” to achieve market intelligence and increase productivity and efficiency could also significantly affect our operations. Ultimately, if we fall behind in our ability to be adaptive and innovative, sustaining customer loyalty and retention may be increasingly difficult as a result of evolving customer preferences and/or demographic shifts in our existing customer base.

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

To help us fulfill our strategic objectives and enhance our earnings, part of our strategy is to supplement organic growth by acquiring other financial institutions in our market areas and in nearby markets. As our capital position and asset quality allow, we may again supplement organic growth through acquisitions, as we did with recent acquisitions. There are risks associated with an acquisition strategy, including the following:

●	We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be materially and adversely affected.

●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets.

●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. Furthermore, the integration of personnel can be challenging and the likelihood of turnover of personnel from acquired institutions presents potential risks to both operational efficiency as well as customer retention. The Company may also experience greater than anticipated customer losses even if the integration process is successful.

●	We are subject to due diligence expenses which may not result in an acquisition.

●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue capital stock to the sellers in an acquisition or to third-parties to raise capital, which could dilute the interests of our existing stockholders.

●	The time period in which anticipated benefits of a merger are fully realized may take longer than anticipated, or we may be unsuccessful in realizing the anticipated benefits from mergers and future acquisitions.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products, services or delivery channels within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

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

One such assumption and estimate is the valuation analysis of its goodwill and other intangible assets. Although the Company’s analysis does not indicate impairments exist; the Company is required to perform additional impairment assessments on at least an annual basis, and perhaps more frequently, which could result in further impairment charges. Any future goodwill or other intangible assets impairment charges, based on the current balances or future balances arising out of acquisitions, could have a material adverse effect on the results of operations by reducing net income or increasing net losses.

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

In 2016, the FASB published CECL, which requires recording loss estimates for the life of the instrument for loans and held-to-maturity investment securities. This is a change from the 40-year standard in which losses are recorded under the “incurred loss” concept. The CECL methodology estimates losses in consideration of a reasonably foreseeable economic forecast. CECL has taken effect for the Company beginning in 2020 and could introduce significant earnings volatility compared to the “incurred loss” concept. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, loan origination volumes, originated and acquired loan portfolio composition, portfolio duration, and other factors.

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

Deferred tax assets are designed to reduce subsequent period’s income tax expense and arise, in part, as a result of net loss carry-overs, and other book accounting to tax accounting differences including expected credit losses, stock-based compensation, and deferred compensation. Such items are recorded as assets when it is anticipated the tax consequences will be recorded in future periods. A valuation allowance is established against a deferred tax asset when it is unlikely the future tax effects will be realized. Significant judgment by management about matters that are by nature uncertain is required to record a deferred tax asset and establish a valuation allowance.

In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management forecasts and tax planning strategies that may be available to us. While the Company has determined that no valuation allowance is currently required for any deferred tax assets, if future events differ significantly from our current forecasts, it may need to establish a valuation allowance against its net deferred tax assets, which would have a material adverse effect on its results of operations and financial condition. In addition, current portions of the net deferred tax assets relate to tax effected state net operating loss carry-forward, the utilization of which may be further limited in the event of certain material changes in the Company’s ownership.

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

Further, the Company invests in certain tax-advantaged projects promoting affordable housing, community development and other community revitalization projects. These projects are designed to generate return primarily though federal and state tax credits. The ultimate realization is dependent upon having sufficient taxable income and other factors outside of the Company’s control, including changes in tax laws and the ability of the projects to be completed.

Operational Risks

The Company relies on the integrity of its operating systems and employees, and those of third-parties and certain failures of such systems or error by employees or customers could materially and adversely affect the Company’s operations.

Communications and information systems are essential to conduct the Company’s business, as it uses such systems to manage customer transactions and relationships, the general ledger, and deposits, loans, and investments. However, the computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems as operations are dependent upon the protection of computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, cybersecurity attacks, viruses and other disruptive problems caused by hackers. The termination of a third-party software license or service agreement on which any of these systems is based could also interrupt our operations.

In addition, the Company outsources certain processing functions to third-party providers. If third-party providers encounter difficulties or if the Company has difficulty in communicating with them, the ability to adequately process and account for customer transactions may be affected and business operations may be adversely impacted. If third-party providers are unable to meet service expectations, experience system or processing failure, or incur disruptions affecting operations, results could adversely impact the Company. Moreover, it may be difficult for the Company to replace third party vendors, particularly vendors providing core banking and information services, in a timely manner if they are unwilling or unable to provide the Company with these services in the future or for any reason and, even if the Company is able to replace them, it may be at higher cost or result in the loss of customers. While the Company follows certain due diligence procedures in reviewing and vetting its third-parties, it cannot control their actions.

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

Similarly, the Company is reliant upon its employees. Such dependencies create risks for potential losses resulting from employee errors, breakdowns in process or control, failures to properly execute change management, negligence, or a number of other factors outside the Company’s control. The Company maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, customer or employee fraud and other disruptions which might impact its business. In addition, the Company’s Internal Audit department routinely reviews operations and high-risk areas for error, deficient controls, and failure to adhere to policy.

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

Some companies in the U.S. have experienced well-publicized attacks from technically sophisticated and well-resourced third-parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks may not have breached data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. Even if not directed at the Company, attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of the Company’s businesses.

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

Severe weather, natural disasters, acts of terrorism or war, widespread disease or pandemics or other adverse external events could significantly impact the Company’s business.

As the Company’s operating and market footprint continues to grow, severe weather, natural disasters, acts of terrorism or war, widespread disease or pandemics and other adverse external events could have a significant impact on the Company’s ability to conduct business. The Company’s current footprint poses a wide variety of potential adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the financial condition and results of operation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

First Busey and Busey Bank’s headquarters are located at 100 West University Avenue, Champaign, Illinois. FirsTech’s headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. First Busey and its subsidiaries also own or lease other facilities, such as banking centers of Busey Bank, for business operations.

The Company considers its properties to be suitable and adequate for its present needs. None of the properties are subject to any material encumbrance.

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

The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries. See “Item 1. Business—Supervision, Regulation and Other Factors—Regulation and Supervision of Company—Dividend Payments and Regulation” and “Item 1. Business—Supervision, Regulation and Other Factors—Regulation and Supervision of Busey Bank—Dividend Payments” for further discussion of these matters.

As of February 27, 2020, First Busey Corporation had 54,541,061 shares of common stock outstanding held by 2,301 holders of record. Additionally, there were an estimated 10,269 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares. During the quarter, the Company repurchased 416,000 shares at an average price of $26.37 per share. At December 31, 2019, the Company had 389,938 shares that may still be purchased under the plan. Subsequent to year end, on February 5, 2020, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 2,000,000 shares.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019	149,500	$ 25.22	149,500	656,438
November 1-30, 2019	130,000	$ 26.83	130,000	526,438
December 1-31, 2019	136,500	$ 27.19	136,500	389,938

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the SNL Midwest Bank Index for the five years ended December 31, 2019.

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
First Busey Corporation	$100.00	$109.06	$167.98	$167.36	$140.77	$162.99
SNL Midwest Bank Index	100.00	101.52	135.64	145.76	124.47	161.94
Nasdaq Composite	100.00	106.96	116.45	150.96	146.68	200.49

The banks in the SNL Midwest Bank Index represent all Major Exchange Traded Banks in SNL’s coverage universe headquartered in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6. Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data (dollars in thousands, except per share data), as of and for each of the periods indicated, has been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period. This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report. The Per Share Data provided below has been adjusted to reflect First Busey's one-for-three reverse stock split, which became effective on September 8, 2015 (the “Reverse Stock Split”). First Busey's periodic reports filed prior to the Reverse Stock Split have not been revised to reflect the Reverse Stock Split.

	2019	2018	2017	2016	2015
Balance Sheet Items
Securities available for sale	$1,648,257	$697,685	$872,682	$759,811	$834,838
Securities held to maturity	—	608,660	443,550	47,820	49,832
Loans held for sale	68,699	25,895	94,848	256,319	9,351
Portfolio loans	6,687,249	5,568,428	5,519,500	3,878,900	2,627,739
Allowance for loan losses	53,748	50,648	53,582	47,795	47,487
Total assets	9,695,729	7,702,357	7,860,640	5,425,170	3,998,976
Tangible assets(1)	9,339,847	7,410,346	7,563,606	5,311,271	3,969,001
Total deposits	7,902,396	6,249,321	6,125,965	4,374,298	3,289,106
Short-term debt(2)	214,042	185,796	524,566	264,157	172,972
Long-term debt	83,600	50,000	50,000	80,000	80,000
Senior notes, net of unamortized issuance costs	39,674	39,539	39,404	—	—
Subordinated notes, net of unamortized issuance costs	59,248	59,147	64,715	—	—
Junior subordinated debt owed to unconsolidated trusts	71,308	71,155	71,008	70,868	55,000
Stockholders’ equity	1,220,434	994,964	935,003	594,314	373,186
Tangible common stockholders’ equity(3)	864,552	702,953	637,969	480,415	343,211
Results of Operations
Interest income	$356,234	$286,033	$224,302	$164,889	$118,022
Interest expense	69,011	44,627	20,936	10,229	6,207
Net interest income	287,223	241,406	203,366	154,660	111,815
Provision for loan losses	10,406	4,429	5,303	5,550	1,600
Net income available for common stockholders	102,953	98,928	62,726	49,694	38,306
Per Share Data
Diluted earnings	$1.87	$2.01	$1.45	$1.40	$1.32
Cash dividends	0.84	0.80	0.72	0.68	0.62
Book value(4)	22.28	20.36	19.21	15.54	13.01
Tangible book value(5)	15.46	14.21	12.88	12.37	11.86
Closing stock price	27.50	24.54	29.94	30.78	20.63
Other Information
Return on average assets	1.09%	1.28%	1.00%	1.00%	0.98%
Return on average common equity	8.68%	10.36%	8.48%	9.59%	10.41%
Net interest margin(6)	3.38%	3.45%	3.58%	3.42%	3.10%
Equity to assets ratio(7)	12.56%	12.33%	11.75%	10.42%	9.39%
Dividend payout ratio(8)	44.92%	39.80%	49.66%	48.57%	46.97%
(1)	Total assets less goodwill and tax effected intangible assets, a non-GAAP financial measure.
(2)	Includes federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
(3)	Common equity less goodwill and tax effected intangible assets, a non-GAAP financial measure.
(4)	Total common equity divided by shares outstanding as of period end.
(5)	Total common equity less goodwill and intangible assets divided by shares outstanding as of period end.
(6)	Tax-equivalent net interest income divided by average earning assets.
(7)	Average common equity divided by average total assets.
(8)	Ratio calculated using only common stock dividends and diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2019 and 2018 and the results of operations for the years ended December 31, 2019, 2018, and 2017 of First Busey and its subsidiaries. It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

Detailed discussion and analysis of the financial condition and results of operation for 2019 as compared to 2018 can be found below. Comparison of 2018 to 2017 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report on Form 10-K.

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

Realized securities gains or losses are reported in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether such declines are temporary or OTTI.  If the Company (i) has the intent to sell a debt security or (ii) will more likely than not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire decline in fair value as an OTTI loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The decline in fair value is separated into the amount of impairment related to the credit loss and the amount of impairment related to all other factors.  The amount of the impairment related to credit loss is recognized in earnings, and the amount of impairment related to all other factors is recognized in other comprehensive income (loss).

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Fair values are determined based on the definition of “fair value” defined in FASB Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurement as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

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

Income Taxes. The Company estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the Consolidated Statements of Income. Accrued and deferred taxes, as reported in other assets or other liabilities in the Consolidated Balance Sheets, represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.

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

Executive Summary

Operating Results (dollars in thousands)

	Years Ended December 31,
	2019	2018
Net income by operating segment:
Banking	$106,409	$97,369
Remittance Processing	4,060	3,710
Wealth Management	11,135	9,372
Other	(18,651)	(11,523)
Net income	$102,953	$98,928

Operating Performance

Net income for the full year 2019 was $103.0 million, or $1.87 per diluted common share, compared to net income of $98.9 million, or $2.01 per diluted common share, for the full year 2018. Adjusted net income(1) for the full year 2019 was $118.4 million, or $2.15 per diluted common share, compared to $103.5 million or $2.10 per diluted common share for the full year 2018.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for 2019 were $14.7 million of expenses related to acquisitions and $5.4 million of expenses related to other restructuring costs. The reconciliation of non-GAAP measures (including adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible book value, tangible book value per share and return on average tangible common equity), which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Annual Report on Form 10-K. See Non-GAAP Financial Information.

On January 31, 2019, the Company completed its acquisition of Banc Ed, the holding company for TheBANK. First Busey operated TheBANK as a separate subsidiary from the completion of the acquisition until October 4, 2019, when it was merged with and into Busey Bank. When we completed the Banc Ed acquisition, we reset the baseline for the future financial performance of First Busey. With TheBANK now merged and integrated, we expect to see the full contribution and synergies of TheBANK reflected in the Company’s financial performance in the years ahead.

On August 31, 2019, the Company completed its acquisition of IST, a Fort Myers, Florida wealth management firm. Through this transaction, Busey Bank and IST broaden the expertise and raise the level of service available to their clients—from individuals and families to institutions and foundations—and remain committed to their founding principles of being active community stewards and providing the highest level of personal service to clients delivered by experienced, local professionals.

On October 4, 2019, in addition to the merger of TheBANK into Busey Bank, the Company partnered with a new core operating system provider. The core conversion positions the combined organization for future growth and will allow the Company to serve customers more efficiently and effectively for years to come.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 46.0% of the Company’s non-interest income in 2019, providing a balance to spread-based revenue from traditional banking activities. Further, non-interest income, excluding net security losses, represented 28.8% of total revenue for the year ended December 31, 2019.

(1)	For a reconciliation of adjusted net income, a non-GAAP financial measure, see Non-GAAP Financial Information.

Asset Quality

As of December 31, 2019, the Company reported non-performing loans of $29.5 million compared to $36.6 million as of December 31, 2018. Non-performing loans were 0.44% of total portfolio loans as of December 31, 2019 compared to 0.66% as of December 31, 2018. While these results are encouraging, asset quality metrics can be generally influenced by market-specific economic conditions, and specific measures may fluctuate from period to period. The key metrics are as follows (dollars in thousands):

	As of
	December 31,	December 31,
	2019	2018
Portfolio loans	$6,687,249	$5,568,428
Allowance for loan losses	53,748	50,648
Loans 30-89 days past due	14,271	7,121
Non-performing loans
Non-accrual loans	27,896	34,997
Loans 90+ days past due	1,611	1,601
Total non-performing loans	29,507	36,598
Other non-performing assets	3,057	376
Total non-performing assets	32,564	36,974
Allowance as a percentage of non-performing loans	182.2%	138.4%
Allowance for loan losses to portfolio loans	0.80%	0.91%

Results of Operation — Three Years Ended December 31, 2019

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

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes an income tax rate of 21% in 2019 and 2018 and 35% in 2017. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2019			2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing bank deposits and federal funds sold	$312,604	6,320	2.02%	$134,035	$2,491	1.86%	$132,464	$1,444	1.09%
Investment securities:
U.S. Government obligations	300,805	7,323	2.43%	152,086	2,501	1.64%	148,116	2,112	1.43%
Obligations of states and political subdivisions(1)	281,460	8,294	2.95%	284,262	7,386	2.60%	243,403	7,219	2.97%
Other securities	1,187,026	31,335	2.64%	934,112	23,654	2.53%	573,230	12,960	2.26%
Loans held for sale	38,447	1,275	3.32%	29,666	1,241	4.18%	119,936	4,479	3.73%
Portfolio loans(1), (2)	6,469,920	304,700	4.71%	5,533,549	251,018	4.54%	4,567,259	199,744	4.37%
Total interest-earning assets(1), (3)	$8,590,262	$359,247	4.18%	$7,067,710	$288,291	4.08%	$5,784,408	$227,958	3.94%

Cash and due from banks	114,619			105,114			92,184
Premises and equipment	148,063			119,388			93,025
Allowance for loan losses	(52,284)			(53,789)			(50,924)
Other assets	643,030			503,719			375,412
Total assets	$9,443,690			$7,742,142			$6,294,105

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,865,506	$10,638	0.57%	$1,257,491	$4,532	0.36%	$1,103,245	$1,980	0.18%
Savings and money market deposits	2,386,171	13,767	0.58%	1,958,435	6,968	0.36%	1,729,492	3,805	0.22%
Time deposits	1,675,477	30,672	1.83%	1,491,363	21,101	1.41%	927,736	7,147	0.77%
Federal funds purchased and repurchase agreements	196,681	2,348	1.19%	234,587	1,626	0.69%	213,531	978	0.46%
Borrowings (4)	219,920	8,172	3.72%	234,076	7,150	3.05%	212,618	4,500	2.12%
Junior subordinated debt issued to unconsolidated trusts	71,214	3,414	4.79%	71,065	3,250	4.57%	70,922	2,526	3.56%
Total interest-bearing liabilities	$6,414,969	$69,011	1.08%	$5,247,017	$44,627	0.85%	$4,257,544	$20,936	0.49%

Net interest spread(1)			3.10%			3.23%			3.45%

Noninterest-bearing deposits	1,746,938			1,492,242			1,252,363
Other liabilities	95,656			47,934			44,373
Stockholders’ equity	1,186,127			954,949			739,825
Total liabilities and stockholders’ equity	$9,443,690			$7,742,142			$6,294,105

Interest income / earning assets(1), (3)	$8,590,262	$359,247	4.18%	$7,067,710	$288,291	4.08%	$5,784,408	$227,958	3.94%
Interest expense / earning assets	$8,590,262	$69,011	0.80%	$7,067,710	$44,627	0.63%	$5,784,408	$20,936	0.36%
Net interest margin(1)		$290,236	3.38%		$243,664	3.45%		$207,022	3.58%
(1)	On a tax-equivalent basis, assuming a federal income tax rate of 21% in 2019 and 2018 and 35% in 2017.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $3.0 million, $2.3 million and $3.7 million for 2019, 2018 and 2017, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2019, 2018 and 2017
	Year 2019 vs. 2018 Change due to			Year 2018 vs. 2017 Change due to
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Increase (decrease) in interest income:
Interest-bearing bank deposits and federal funds sold	$3,573	$256	$3,829	$7	$1,040	$1,047
Investment securities:
U.S. Government obligations	3,233	1,589	4,822	58	331	389
Obligations of state and political subdivisions	(73)	981	908	1,125	(958)	167
Other securities	6,640	1,041	7,681	8,982	1,712	10,694
Loans held for sale	322	(288)	34	(3,720)	482	(3,238)
Portfolio loans	43,800	9,882	53,682	43,598	7,676	51,274
Change in interest income	$57,495	$13,461	$70,956	$50,050	$10,283	$60,333

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$2,770	$3,336	$6,106	$311	$2,241	$2,552
Savings and money market deposits	1,584	5,215	6,799	355	2,808	3,163
Time deposits	2,832	6,739	9,571	5,870	8,084	13,954
Federal funds purchased and repurchase agreements	(298)	1,020	722	103	545	648
Borrowings	99	923	1,022	686	1,964	2,650
Junior subordinated debt owed to unconsolidated trusts	7	157	164	5	719	724
Change in interest expense	$6,994	$17,390	$24,384	$7,330	$16,361	$23,691
Increase (decrease) in net interest income	$50,501	$(3,929)	$46,572	$42,720	$(6,078)	$36,642

Percentage increase in net interest income over prior period			19.1%			17.7%

Earning Assets, Sources of Funds, and Net Interest Margin

The Consolidated Average Balance Sheets and interest rates were impacted by the 2019 acquisitions of Banc Ed, along with organic growth. Total average interest-earning assets increased $1.5 billion, or 21.5%, to $8.6 billion in 2019, as compared to $7.1 billion in 2018. Average loans increased and generally have notably higher yields compared to interest-bearing bank deposits and investment securities, so the loan growth contributed to a positive effect on net interest margin.

Total average interest-bearing liability balances increased $1.2 billion, or 22.3%, to $6.4 billion in 2019 as compared to $5.2 billion in 2018. Average noninterest-bearing deposits increased $254.7 million, or 17.1%, to $1.7 billion in 2019, as compared to $1.5 billion in 2018. Average non-interest bearing deposits represented 22.8% of total average deposits in 2019.  The Company remains strongly core deposit funded with total average deposits in 2019 representing 92.9% of total average liabilities, with solid liquidity and significant market share in the communities we serve.

Interest income, on a tax-equivalent basis, increased $71.0 million, or 24.6%, to $359.2 million in 2019, from $288.3 million in 2018. The interest income increase related primarily to increases in loan volumes. Interest expense increased during 2019 by $24.4 million to $69.0 million from $44.6 million in 2018. The increase in 2019 was primarily the result of higher funding costs combined with an increase in deposits and borrowings balances.

Net interest income, on a tax-equivalent basis, increased $46.6 million, or 19.1%, in 2019 as compared to 2018. The Federal Open Market Committee lowered Federal Funds Target Rates for the first time in 11 years on July 31, 2019 and then again on September 18, 2019 and October 30, 2019, for a combined decrease of 75 basis points during 2019. This contributed to the decline in net interest margin during the second half of 2019 as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.38% in 2019, which included a tax-equivalent adjustment of $3.0 million, compared to 3.45% in 2018, which included a tax-equivalent adjustment of $2.3 million.

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.10% in 2019 compared to 3.23% in 2018, each on a tax-equivalent basis.

The quarterly net interest margins were as follows:

	2019	2018	2017
First Quarter	3.46%	3.51%	3.53%
Second Quarter	3.43%	3.50%	3.47%
Third Quarter	3.35%	3.41%	3.60%
Fourth Quarter	3.27%	3.38%	3.68%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

Non-interest Income (dollars in thousands)

	As of December 31,
			$	%			$	%
	2019	2018	Change	Change	2018	2017	Change	Change
Wealth management fees	$38,561	$30,974	$7,587	24.5%	$30,974	$27,037	$3,937	14.6%
Fees for customer services	36,683	28,879	7,804	27.0%	28,879	25,841	3,038	11.8%
Remittance processing	15,042	14,345	697	4.9%	14,345	11,427	2,918	25.5%
Mortgage revenue	11,703	5,545	6,158	111.1%	5,545	11,140	(5,595)	(50.2)%
Income on bank owned life insurance	5,795	3,726	2,069	55.5%	3,726	2,579	1,147	44.5%
Net gains on sales of securities	741	(1,831)	2,572	140.5%	(1,831)	1,143	(2,974)	(260.2)%
Unrealized (losses) gains recognized on equity securities	(759)	2,162	(2,921)	(135.1)%	2,162	—	2,162	100.0%
Other income	8,649	6,193	2,456	39.7%	6,193	5,307	886	16.7%
Total non-interest income	$116,415	$89,993	$26,422	29.4%	$89,993	$84,474	$5,519	6.5%

Total non-interest income of $116.4 million increased $26.4 million from $90.0 million in 2018. The 2019 increases reflect organic growth as well as the 2019 acquisitions of Banc Ed and IST.

Wealth management fees increased to $38.6 million, or 24.5%, in 2019 compared to $31.0 million in 2018. As of December 31, 2019, assets under care were approximately $9.7 billion compared to $7.1 billion at December 31, 2018. At the time of acquisition, Banc Ed added $1.5 billion in assets under care and IST added $0.5 million in assets under care, with the balance of year over year growth being organic.

Fees for customer services were impacted by acquisition activity and increased to $36.7 million in 2019 as compared to $28.9 million in 2018. Evolving regulation, product changes and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts in the future.

Remittance processing revenue relates to our payment processing company, FirsTech. Remittance processing revenue of $15.0 million in 2019 increased compared to $14.3 million in 2018. Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally.

Mortgage revenue of $11.7 million in 2019 increased $6.2 million compared to $5.5 million in 2018, following a long period of restructuring and as a result of additional revenue from TheBANK. A decline in prevailing market rates for mortgages also contributed to increased production in recent periods.

Income on bank owned life insurance increased $2.1 million, or 55.5%, in 2019 compared to 2018 as a result of the Banc Ed acquisition and life insurance proceeds.

Other income of $8.6 million in 2019 increased as compared to $6.2 million in 2018 across multiple revenue sources, including swap origination fee income.

Non-interest Expense (dollars in thousands)

	As of December 31,
			$	%			$	%
	2019	2018	Change	Change	2018	2017	Change	Change
Salaries, wages and employee benefits	$140,473	$107,844	$32,629	30.3%	$107,844	$95,633	$12,211	12.8%
Data processing	21,511	16,383	5,128	31.3%	16,383	16,716	(333)	(2.0)%
Net occupancy expense of premises	18,176	14,803	3,373	22.8%	14,803	13,830	973	7.0%
Furniture and equipment expenses	9,506	7,233	2,273	31.4%	7,233	7,089	144	2.0%
Professional fees	11,104	5,389	5,715	106.0%	5,389	6,814	(1,425)	(20.9)%
Amortization of intangible assets	9,547	5,854	3,693	63.1%	5,854	5,245	609	11.6%
Other expense	48,477	35,537	12,940	36.4%	35,537	29,099	6,438	22.1%
Total non-interest expense	$258,794	$193,043	$65,751	34.1%	$193,043	$174,426	$18,617	10.7%

Income taxes	$31,485	$34,999	$(3,514)	(10.0)%	$34,999	$45,385	$(10,386)	(22.9)%
Effective rate on income taxes	23.4%	26.1%			26.1%	42.0%

Efficiency ratio	61.3%	56.2%			56.2%	58.3%
Full-time equivalent employees as of period-end	1,531	1,270			1,270	1,347

Total non-interest expense of $258.8 million in 2019 increased by $65.8 million as compared to $193.0 million in 2018. Total non-interest expenses have been influenced by acquisition expenses and other restructuring costs. The Company remains focused on expense discipline and expects additional expense savings from the integration of prior acquisitions and recent core operating system conversion efforts to be realized over the next year.

Salaries, wages and employee benefits were $140.5 million in 2019 compared to $107.8 million for the same period of 2018.  Total full time equivalents at December 31, 2019 was 1,531 compared to 1,270 at December 31, 2018.

Data processing expense in 2019 increased to $21.5 million compared to $16.4 million for the same period of 2018.  Data processing included $2.4 million of non-operating expenses, related to the payment of merger and conversion expenses.  Data processing for 2019 also includes data processing related to TheBANK from January 31, 2019 until merged with Busey Bank on October 4, 2019.

Combined net occupancy expense of premises and furniture and equipment expenses of $27.7 million in 2019 increased as compared to $22.0 million in 2018. The increase was largely due to acquisitions, which in 2019 resulted in 20 additional facilities. We continue to evaluate our banking center network. The Company opened four banking centers and closed six banking centers in 2019.

Professional fees of $11.1 million in 2019 increased by $5.7 million as compared to $5.4 million in 2018. Professional fees were influenced by acquisition expenses and other restructuring costs as well as Company initiatives.

Amortization of intangible assets was $9.5 million in 2019 as compared to $5.9 million in 2018 as a result of increases in intangible asset balances from acquisitions.

Other expense of $48.5 million in 2019 increased as compared to $35.5 million in 2018. Variances are across multiple expense categories, including business development and marketing expenses, branch impairment and acquisition-related check card service expense.

The efficiency ratio(3) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses. The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratio was 61.3% in 2019 as compared to 56.2% in 2018. Operating costs have been influenced by acquisition expenses and other restructuring costs and the adjusted efficiency ratio(3) was 56.4% for the year ended December 31, 2019. While acquisition expenses may have a negative impact on the efficiency ratios, the Company expects to realize operating efficiencies creating a positive impact in future years.

(3)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

Income Taxes

The effective income tax rate, or income taxes divided by income before taxes, was 23.4% and 26.1% for the years ended December 31, 2019 and 2018, respectively. The decrease in the effective tax rate was primarily driven by an increase in tax exempt income combined with the benefits received from tax credit investments. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.

Balance Sheet

Significant Balance Sheet Items (dollars in thousands)

	December 31,	December 31,
	2019	2018	$ Change	% Change
Assets
Debt securities available for sale	$1,648,257	$697,685	$950,572	136.2%
Debt securities held to maturity	—	608,660	(608,660)	(100.0)%
Portfolio loans, net	6,633,501	5,517,780	1,115,721	20.2%

Total assets	$9,695,729	$7,702,357	$1,993,372	25.9%

Liabilities
Deposits:
Noninterest-bearing	$1,832,619	$1,464,700	$367,919	25.1%
Interest-bearing	6,069,777	4,784,621	1,285,156	26.9%
Total deposits	$7,902,396	$6,249,321	$1,653,075	26.5%

Securities sold under agreements to repurchase	$205,491	$185,796	$19,695	10.6%
Short-term borrowings	8,551	—	8,551	100.0%
Long-term debt	83,600	50,000	33,600	67.2%
Senior notes, net of unamortized issuance costs	39,674	39,539	135	0.3%
Subordinated notes, net of unamortized issuance costs	59,248	59,147	101	0.2%
Junior subordinated debt owed to unconsolidated trusts	71,308	71,155	153	0.2%

Total liabilities	$8,475,295	$6,707,393	$1,767,902	26.4%

Stockholders’ equity	$1,220,434	$994,964	$225,470	22.7%

Investment Securities

Debt securities available for sale are carried at fair value. Debt securities held to maturity are carried at amortized cost. Equity securities are carried at fair value. As of December 31, 2019, the fair value and amortized cost of debt securities available for sale were $1.6 billion. There were $22.0 million of gross unrealized gains and $0.8 million of gross unrealized losses for a net unrealized loss of $21.2 million. The net unrealized loss, net of tax, is recorded in stockholders’ equity. As of December 31, 2019, the Company did not have any debt securities held to maturity. As of December 31, 2019, the fair value of equity securities was $6.0 million.

The composition of debt securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2019	2018	2017
U.S. Treasury securities	$51,737	$25,411	$60,348
Obligations of U.S. government corporations and agencies	163,000	52,342	103,665
Obligations of states and political subdivisions	268,291	170,044	280,199
Commercial mortgage-backed securities	139,287	1,942	—
Residential mortgage-backed securities	921,966	315,748	397,436
Corporate debt securities	103,976	132,198	31,034
Fair value of securities available for sale	$1,648,257	$697,685	$872,682
Amortized cost	$1,627,065	$707,213	$877,459
Fair value as a percentage of amortized cost	101.30%	98.65%	99.46%

The composition of debt securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2019	2018	2017
Obligations of states and political subdivisions	$—	$33,928	$41,464
Commercial mortgage-backed securities	—	58,062	60,218
Residential mortgage-backed securities	—	511,370	339,370
Fair value of securities held to maturity	$—	$603,360	$441,052
Amortized cost	$—	$608,660	$443,550
Fair value as a percentage of amortized cost	—%	99.13%	99.44%

The primary purposes of the investment securities portfolio are to provide a source of liquidity; to provide collateral for pledging purposes against public monies and repurchase agreements; to serve as a tool for interest rate risk positioning; and to provide a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes. Pledged securities totaled $704.7 million, or 42.8% of total securities, and $498.3 million, or 38.0% of total securities, at December 31, 2019 and 2018, respectively.

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2019 were (dollars in thousands):

			Due after 1 year		Due after 5 years		Due after
	Due in 1 year or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
Available for sale(1)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities	$24,206	2.21%	$27,531	2.05%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	37,683	2.44%	113,151	2.49%	12,166	2.58%	—	—%
Obligations of states and political subdivisions(2)	29,057	2.54%	111,418	2.95%	87,040	3.10%	40,776	3.33%
Commercial mortgage-backed securities	10,871	2.63%	44,797	2.39%	19,661	2.49%	63,958	3.12%
Residential mortgage-backed securities	251	3.37%	12,976	2.73%	109,775	2.60%	798,964	2.62%
Corporate debt securities	48,041	3.09%	51,627	3.31%	4,308	3.71%	—	—%
Total	$150,109	2.65%	$361,500	2.71%	$232,950	2.80%	$903,698	2.69%
(1)	Securities are presented based upon final contractual maturity or pre-refunded date.
(2)	Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21%.

We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation. As of December 31, 2019, the Company did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of the Company’s total stockholders’ equity.

Portfolio Loans

The Company believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of the bank. The Company attempts to utilize government-assisted lending programs, such as the Small Business Administration and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate and guaranteed by individuals. The loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans. In 2019, the Company sold the majority of its originated fixed rate retail real estate loans to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Retail Other Loans

Retail other loans consist of installment loans to individuals, including automotive loans. These loans are centrally underwritten utilizing the borrower’s financial history, including the FICO credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower.

The composition of our portfolio loans as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2019	2018	2017	2016	2015
Commercial	$1,748,368	$1,405,106	$1,414,631	$959,888	$656,576
Commercial real estate	2,793,417	2,366,823	2,354,684	1,654,164	1,208,429
Real estate construction	401,861	288,197	261,506	182,078	96,568
Retail real estate	1,693,769	1,480,133	1,460,801	1,069,060	651,191
Retail other	49,834	28,169	27,878	13,710	14,975
Portfolio loans	$6,687,249	$5,568,428	$5,519,500	$3,878,900	$2,627,739

Geographic distributions of portfolio loans, based on origination, by category were as follows (dollars in thousands):

	December 31, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,220,088	$457,416	$20,589	$50,275	$1,748,368
Commercial real estate	1,782,442	679,217	150,935	180,823	2,793,417
Real estate construction	168,621	139,540	20,311	73,389	401,861
Retail real estate	1,139,173	412,811	99,976	41,809	1,693,769
Retail other	44,158	2,535	1,611	1,530	49,834
Portfolio loans	$4,354,482	$1,691,519	$293,422	$347,826	$6,687,249

Allowance for loan losses					(53,748)
Portfolio loans, net					$6,633,501

	December 31, 2018
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$972,072	$394,043	$17,954	$21,037	$1,405,106
Commercial real estate	1,448,937	579,536	158,337	180,013	2,366,823
Real estate construction	78,489	122,385	17,859	69,464	288,197
Retail real estate	874,910	475,739	102,117	27,367	1,480,133
Retail other	24,849	1,294	1,455	571	28,169
Portfolio loans	$3,399,257	$1,572,997	$297,722	$298,452	$5,568,428

Allowance for loan losses					(50,648)
Portfolio loans, net					$5,517,780

Portfolio loans increased $1.1 billion, or 20.1%, as of December 31, 2019 compared to December 31, 2018 as a result of the Banc Ed acquisition and organic growth. Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $883.5 million from December 31, 2018. Retail real estate and retail other loans increased $235.3 million from December 31, 2018.

Commitments to extend credit and standby letters of credit totaled $1.7 billion and $1.4 billion as of December 31, 2019 and 2018, respectively.

The following table sets forth remaining maturities of selected loans (excluding deferred loan fees and costs and purchase premiums and discounts and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2019 (dollars in thousands):

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial	$1,005,048	$551,280	$191,320	$1,747,648
Commercial real estate	776,181	1,686,474	342,575	2,805,230
Real estate construction	233,816	129,906	38,759	402,481
Total	$2,015,045	$2,367,660	$572,654	$4,955,359

Interest rate sensitivity of selected loans
Fixed rate	$828,543	$2,192,334	$540,725	$3,561,602
Adjustable rate	1,186,502	175,326	31,929	1,393,757
Total	$2,015,045	$2,367,660	$572,654	$4,955,359

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses (dollars in thousands):

	Years ended December 31,
	2019	2018	2017	2016	2015
Average portfolio loans outstanding during period	$6,469,920	$5,533,549	$4,567,259	$3,394,352	$2,518,328
Allowance for loan losses:
Balance at beginning of period	$50,648	$53,582	$47,795	$47,487	$47,453

Loans charged-off:
Commercial	$(6,478)	$(3,968)	$(994)	$(6,598)	$(1,333)
Commercial real estate	(3,257)	(4,352)	(1,965)	(470)	(1,462)
Real estate construction	—	(97)	(48)	(24)	—
Retail real estate	(1,162)	(1,815)	(2,691)	(2,106)	(1,534)
Retail other	(863)	(712)	(541)	(458)	(365)
Total charge-offs	$(11,760)	$(10,944)	$(6,239)	$(9,656)	$(4,694)
Recoveries:
Commercial	$2,047	$1,251	$3,561	$1,266	$391
Commercial real estate	308	449	716	123	1,491
Real estate construction	551	218	458	441	284
Retail real estate	1,084	1,327	1,563	2,317	729
Retail other	464	336	425	267	233
Total recoveries	$4,454	$3,581	$6,723	$4,414	$3,128
Net loan (charge-offs) recoveries	$(7,306)	$(7,363)	$484	$(5,242)	$(1,566)
Provision for loan losses	$10,406	$4,429	$5,303	$5,550	$1,600
Balance at end of period	$53,748	$50,648	$53,582	$47,795	$47,487
Ratios:
Net charge-offs (recoveries) to average portfolio loans	0.11%	0.13%	(0.01)%	0.15%	0.06%
Allowance for loan losses to portfolio loans at period end	0.80%	0.91%	0.97%	1.23%	1.81%

Our allowance for loan losses was $53.7 million, or 0.80% of portfolio loans, and $50.6 million, or 0.91% of portfolio loans, at December 31, 2019 and 2018, respectively. As a result of acquisitions, the Company is holding $1.7 billion of acquired loans that are carried net of a fair value adjustment of $20.2 million for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment.

The following table sets forth the allowance for loan losses by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated (dollars in thousands):

	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$18,291	26.2%	$17,829	25.2%	$14,779	25.6%	$13,303	24.7%	$13,115	24.9%
Commercial real estate	21,190	41.8%	21,137	42.5%	21,813	42.7%	20,623	42.6%	18,604	45.8%
Real estate construction	3,204	6.0%	2,723	5.2%	2,861	4.7%	1,870	4.7%	1,763	3.6%
Retail real estate	10,495	25.3%	8,471	26.6%	13,783	26.5%	11,648	27.6%	13,714	25.1%
Retail other	568	0.7%	488	0.5%	346	0.5%	351	0.4%	291	0.6%
Total	$53,748	100.0%	$50,648	100.0%	$53,582	100.0%	$47,795	100.0%	$47,487	100.0%

As of December 31, 2019, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for probable losses in the loan portfolio. In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio. When a determination is made by management to charge-off a loan balance, a write-off is charged against the allowance for loan losses. We continue to attempt to identify problem loan situations on a proactive basis. Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.

The provision for loan losses was $10.4 million in 2019, $4.4 million in 2018 and $5.3 million in 2017. As a result of acquisitions, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. However, as the acquired loans renew and as the Company originates new loan production, it is necessary to establish an allowance for loan losses, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses.

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

Typically, loans are secured by collateral. When a loan is classified as non-accrual and determined to be collateral dependent, it is appropriately reserved or charged down through the allowance for loan losses to the fair value of our interest in the underlying collateral less estimated costs to sell. Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each of the years indicated (dollars in thousands):

	2019	2018	2017	2016	2015
Non-accrual loans	$27,896	$34,997	$24,624	$21,423	$12,748
Loans 90+ days past due and still accruing	1,611	1,601	2,741	131	15
Total non-performing loans	29,507	36,598	27,365	21,554	12,763
Other real estate owned (“OREO”)	3,057	376	1,283	2,518	783
Total non-performing assets	$32,564	$36,974	$28,648	$24,072	$13,546

Performing restructured loans not included above	$5,005	$8,446	$9,981	$10,652	$8,830
Allowance for loan losses	53,748	50,648	53,582	47,795	47,487

Allowance for loan losses to portfolio loans	0.80%	0.91%	0.97%	1.23%	1.81%
Allowance for loan losses to non-performing loans	182.2%	138.4%	195.8%	221.7%	372.1%
Non-performing loans to portfolio loans	0.44%	0.66%	0.50%	0.56%	0.49%
Non-performing assets to portfolio loans and OREO	0.49%	0.66%	0.52%	0.62%	0.52%

Total non-performing loans and OREO were $32.6 million at December 31, 2019, compared to $37.0 million at December 31, 2018. Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable loan losses. Potential problem loans totaled $74.6 million at December 31, 2019, compared to $70.9 million at December 31, 2018. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts. As of December 31, 2019, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

Deposits

The following table shows the deposit mix as of the periods presented (dollars in thousands):

	Years Ended December 31,
	2019		2018		2017
	Balance	% Total	Balance	% Total	Balance	% Total
Demand deposits, noninterest- bearing	$1,832,619	23.2%	$1,464,700	23.4%	$1,597,421	26.1%
Interest-bearing transaction deposits	1,989,854	25.2%	1,435,574	23.0%	1,166,170	19.0%
Saving deposits and money market deposits	2,545,073	32.2%	1,852,044	29.6%	2,026,212	33.1%
Time deposits	1,534,850	19.4%	1,497,003	24.0%	1,336,162	21.8%
Total	$7,902,396	100.0%	$6,249,321	100.0%	$6,125,965	100.0%

We focus on deepening our relationship with customers to foster core deposit growth, allowing us to reduce our reliance on wholesale funding. As a result of this and the Banc Ed acquisition, non-maturity deposits increased by $1.6 billion, or 34.0%, to $6.4 billion as of December 31, 2019.  Excluding deposits acquired in the Banc Ed acquisition, non-maturity deposits increased $379.1 million. Additionally, brokered deposits were $18.0 million as of December 31, 2019 compared to $280.0 million as of December 31, 2018, a decrease of 93.6% from prior year. Time deposits as a percentage of total deposits decreased to 19.4% as of December 31, 2019 compared to 24.0% as of December 31, 2018. As time deposits mature, the Company is actively engaging our customers to renew at current market rates.

Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement providing for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The Term Loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed. The Company had $54.0 million outstanding indebtedness on December 31, 2019, comprised of $6.0 million of short-term borrowings and $48.0 million of long-term debt. The Term Loan is redeemable by the Company at its option at any time prior to maturity.

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on December 31, 2019 or 2018.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon (dollars in thousands):

	Years Ending December 31,
	2019	2018	2017
Securities sold under agreements to repurchase
Balance at end of period	$205,491	$185,796	$304,566
Weighted average interest rate at end of period	1.05%	1.05%	0.57%
Maximum outstanding at any month end in year-to-date period	$225,531	$267,596	$304,566
Average daily balance for the year-to-date period	$196,681	$234,239	$213,527
Weighted average interest rate during period(1)	1.19%	0.69%	0.46%

Short-term borrowings, FHLB advances
Balance at end of period	$2,551	$—	$220,000
Weighted average interest rate at end of period	1.90%	—%	1.42%
Maximum outstanding at any month end in year-to-date period	$99,739	$225,000	$234,600
Average daily balance for the year-to-date period	$27,495	$81,438	$84,201
Weighted average interest rate during period(1)	2.81%	1.80%	1.20%

(1)	The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

In addition to the Term Loan, long-term debt includes funds borrowed from the FHLB which totaled $35.6 million and $50.0 million at December 31, 2019 and 2018, respectively.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.3 million and $0.8 million, respectively, at December 31, 2019. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.

In connection with the First Community acquisition, the Company assumed $15.3 million in subordinated debt, of which $9.8 million was simultaneously redeemed. A $0.3 million purchase accounting premium was recorded on the remaining balance of the subordinated debt. On September 30, 2018, the Company, at its option, redeemed the balance of the subordinated debt at a redemption price equal to the principal amount outstanding plus accrued but unpaid interest.

Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life. The Company had $71.3 million and $71.2 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2019 and 2018, respectively.

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

Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash and due from banks	$114,619	$105,114	$92,184
Interest-bearing bank deposits	312,580	132,661	130,805
Federal funds sold	24	1,374	1,659
Total	$427,223	$239,149	$224,648
Percent of average total assets	4.5%	3.1%	3.6%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving loan facility, or to utilize brokered deposits.

As of December 31, 2019, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

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

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. As of December 31, 2019 and 2018, we had outstanding loan commitments and standby letters of credit of $1.7 billion and $1.4 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments which generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2019 (dollars in thousands):

			Junior
			Subordinated		Senior and
			Debt Owed to		Subordinated Notes,
	Certificates of	Operating	Unconsolidated	Long-term	net of unamortized
	Deposit	Leases	Trusts	Debt	issuance costs	Total
2020	$1,012,295	$2,408	$—	$—	$—	$1,014,703
2021	283,684	1,781	—	18,000	—	303,465
2022	127,593	1,378	—	—	39,674	168,645
2023	64,920	1,221	—	53,600	—	119,741
2024	46,347	1,022	—	12,000	—	59,369
Thereafter	11	2,876	71,308	—	59,248	133,443
Total	$1,534,850	$10,686	$71,308	$83,600	$98,922	$1,799,366

Commitments to extend credit and standby letters of credit						$1,692,146

Cash Flows

Net cash flows provided by operating activities totaled $80.8 million in 2019 compared to $202.5 million in 2018. Significant items affecting the cash flows provided by operating activities include net income, depreciation, amortization expenses, the provision for loan losses, deferred income taxes, gain on sales of mortgage loans, net of origination costs and activities related to the origination and sales of loans held for sale. Net cash used to originate loans held for sale totaled $25.7 million in 2019 compared to $79.4 million of net cash provided by loan sales in 2018. Fluctuations in sales are a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash provided by investing activities totaled $65.0 million in 2019 compared to $55.4 million used in investing activities in 2018. Significant items affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios and cash received/paid in acquisitions.  The Company experienced a net increase in loans of $244.3 million in 2019 compared to $49.9 million in 2018, excluding acquired loans.

Net cash provided by financing activities totaled $143.6 million in 2019 compared to $260.5 million used in financing activities in 2018. Significant items affecting cash flows from financing activities are debt issuance, deposits, short-term borrowings, long-term debt, payment of dividends and proceeds and redemption from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $215.6 million in 2019 compared to an increase of $123.6 million in 2018, excluding acquired deposits. Securities sold under agreements to repurchase decreased $30.9 million in 2019 compared to $118.8 million in 2018.

Capital Resources

Capital Purchase Program Warrant

In connection with the Company’s participation in the Capital Purchase Program, the Company issued to Treasury a warrant to purchase shares of the Company’s common stock. At December 31, 2019, this warrant to purchase 191,278 shares of the Company’s common stock, at an exercise price of $39.21, remained outstanding.

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

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) Common Equity Tier 1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. As of December 31, 2019, First Busey had a total capital to total risk-weighted asset ratio of 14.03%, a Tier 1 capital to risk-weighted asset ratio of 12.49%, Common Equity Tier 1 capital to risk-weighted asset ratio of 11.49% and a Tier 1 leverage ratio of 9.88%; Busey Bank had ratios of 14.92%, 14.19%, 14.19% and 11.19%, respectively. Management believes that no conditions or events have occurred since December 31, 2019 that would materially adversely change the Company’s or Busey Bank’s capital classifications.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. Information relating to accounting pronouncements issued and applicable to the Company in 2019 appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300
December 31, 2019	(5.94)%	5.39%	10.24%	15.01%

December 31, 2018	(3.58)%	1.08%	2.01%	2.88%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300
December 31, 2019	(8.19)%	6.96%	13.16%	19.28%

December 31, 2018	(5.13)%	1.97%	3.70%	5.32%

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was carried out as of December 31, 2019, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited First Busey Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements of the Company and our report dated February 27, 2020, expressed an unqualified opinion.

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

/s/ RSM US LLP

Champaign, Illinois

February 27, 2020

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2019, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this Item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2019. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 14. Share-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

(c)
Number of
securities
	(a)		(b)	remaining for
	Number of		Weighted-	future issuance
	securities to be		average	under equity
	issued upon		exercise price of	compensation
	exercise of		outstanding	plans (excluding
	outstanding		options,	securities
	options, warrants		warrants and	reflected in
Plan Category	and rights		rights(1)	column (a))
Equity compensation plans approved by stockholders(2)	921,999	(3)	$22.00	912,226	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total	921,999		$22.00	912,226
(1)	The weighted average exercise price only relates to 53,185 stock options.
(2)	Includes outstanding awards under the First Busey Corporation 2010 Equity Incentive Plan, as amended, the Pulaski Financial Corp. 2006 Long-Term Incentive Plan, the Pulaski Financial Corp. 2002 Stock Option Plan, the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.
(3)	Includes 45,685 stock options with a weighted average exercise price of $23.40 assumed in connection with the acquisition of First Community Financial Partners, Inc.
(4)	Includes 557,301 shares reserved under the First Busey Corporation 2010 Equity Incentive Plan, 45,293 shares reserved under the First Busey Corporation Employee Stock Purchase Plan and 309,632 shares reserved under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Item 16. Summary

None.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses - Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses totaled $53,748,000, which consists of a general reserve ($48,895,000) and a specific reserve ($4,853,000) at December 31, 2019. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio, segmented by product type, geography and risk classification, at the balance sheet date. The Company’s allowance for loan losses consists of a general reserve which management develops based on historical loss ratios adjusted for qualitative factors not reflected in the historical loss experience as well as a specific reserve based on management’s identification of impaired loans. Historical loss ratios are an annualized rate based on the previous five years of loss history with more consideration given to the most recent loss experience. Management considers several qualitative factors, both internal and external to the Company, including management and staff; loan underwriting, policy and procedures; internal/external audit and loan review; valuation of underlying collateral; macro and local economic factors; impact of competition, legal and regulatory issues; nature and volume of loan portfolio; concentration of credit risk; net charge-off trends and non-accrual, past due and classified trends when determining the general reserve. The adjustment for qualitative factors requires a significant amount of judgement by management and involves a high degree of estimation.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses include the following, among others:

◾	We obtained an understanding of the relevant controls related to the qualitative factor portion of the allowance for loan losses and tested such controls for design and operating effectiveness, including management’s review of the allowance memo and calculation in support of qualitative factor adjustments
◾	We tested the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data
◾	We tested management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreed the impact to the allowance for loan losses calculation.

Business Combination - Fair Value of Acquired Performing Loans

As described in Notes 1 and 2 to the consolidated financial statements, on January 31, 2019, the Company completed its acquisition of The Banc Ed Corp for total consideration of $257.9 million. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Assets acquired included loans with an estimated fair value as of January 31, 2019 of $873.3 million. This estimated fair value is comprised of acquired performing loans ($871.0 million) and those with signs of deteriorated credit quality ($2.3 million).

The Company utilized a discounted cash flow model to estimate the fair value of the acquired performing loans. This valuation approach applies various assumptions determined by management including probability of default, loss given default, prepayment and discount rates. We identified the fair value of acquired performing loans as of the acquisition date to be a critical audit matter as auditing the fair value of acquired performing loans requires significant auditor judgment as it is comprised of assumptions that are highly subjective and an increased audit effort involving the use of our valuation specialists.

Our audit procedures related to the fair value of acquired performing loans include the following, among others:

◾	We obtained an understanding of the relevant controls related to the fair value of acquired performing loans and tested such controls for design and operating effectiveness, including controls addressing:
o	Completeness and accuracy of the information included in the loan trial balance utilized in the discounted cash flow model
o	Management review of the assumptions utilized in the discounted cash flow model
◾	We tested the completeness and accuracy of data included in the loan trial balance utilized in the discounted cash flow model
◾	With the assistance of our valuation specialists, we tested the reasonableness of significant assumptions such as probability of default, loss given default, prepayment and discount rates

/s/ RSM US LLP

We or our predecessor firms have served as the Company's auditor since at least 1980, however, an earlier year could not be established.

Champaign, Illinois

February 27, 2020

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
	(dollars in thousands)
Assets
Cash and due from banks	$136,546	$128,838
Interest-bearing deposits	392,742	111,135
Total cash and cash equivalents	529,288	239,973

Debt securities available for sale	1,648,257	697,685
Debt securities held to maturity (fair value 2019 $- ; 2018 $603,360)	—	608,660
Equity securities	5,952	6,169
Loans held for sale, at fair value	68,699	25,895
Portfolio loans (net of allowance for loan losses 2019 $53,748; 2018 $50,648)	6,633,501	5,517,780
Premises and equipment, net	151,267	117,672
Right of use asset	9,490	—
Goodwill	311,536	267,685
Other intangible assets, net	61,593	32,873
Cash surrender value of bank owned life insurance	173,595	128,491
Other assets	102,551	59,474
Total assets	$9,695,729	$7,702,357
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,832,619	$1,464,700
Interest-bearing	6,069,777	4,784,621
Total deposits	7,902,396	6,249,321

Securities sold under agreements to repurchase	205,491	185,796
Short-term borrowings	8,551	—
Long-term debt	83,600	50,000
Senior notes, net of unamortized issuance costs	39,674	39,539
Subordinated notes, net of unamortized issuance costs	59,248	59,147
Junior subordinated debt owed to unconsolidated trusts	71,308	71,155
Lease liability	9,552	—
Other liabilities	95,475	52,435
Total liabilities	8,475,295	6,707,393

Outstanding commitments and contingent liabilities (see Note 16)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; 55,910,733 shares issued 2019 and 49,185,581 shares issued 2018	56	49
Additional paid-in capital	1,248,216	1,080,084
Accumulated deficit	(14,813)	(72,167)
Accumulated other comprehensive income (loss)	14,960	(6,812)
Total stockholders’ equity before treasury stock	1,248,419	1,001,154

Treasury stock, at cost (2019 1,121,961 shares; 2018 310,745 shares)	(27,985)	(6,190)
Total stockholders’ equity	1,220,434	994,964
Total liabilities and stockholders’ equity	$9,695,729	$7,702,357

Common shares outstanding at period end	54,788,772	48,874,836

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$304,193	$251,249	$202,643
Interest and dividends on investment securities:
Taxable interest income	41,090	27,595	16,359
Non-taxable interest income	4,631	4,698	3,856
Other interest income	6,320	2,491	1,444
Total interest income	356,234	286,033	224,302
Interest expense:
Deposits	55,077	32,601	12,932
Federal funds purchased and securities sold under agreements to repurchase	2,348	1,626	978
Short-term borrowings	1,041	1,536	1,096
Long-term debt	2,608	906	550
Senior notes	1,599	1,598	962
Subordinated notes	2,924	3,110	1,892
Junior subordinated debt owed to unconsolidated trusts	3,414	3,250	2,526
Total interest expense	69,011	44,627	20,936
Net interest income	287,223	241,406	203,366
Provision for loan losses	10,406	4,429	5,303
Net interest income after provision for loan losses	276,817	236,977	198,063
Non-interest income:
Wealth management fees	38,561	30,974	27,037
Fees for customer services	36,683	28,879	25,841
Remittance processing	15,042	14,345	11,427
Mortgage revenue	11,703	5,545	11,140
Income on bank owned life insurance	5,795	3,726	2,579
Net gains on sales of securities	741	(1,831)	1,143
Unrealized (losses) gains recognized on equity securities	(759)	2,162	—
Other income	8,649	6,193	5,307
Total non-interest income	116,415	89,993	84,474
Non-interest expense:
Salaries, wages and employee benefits	140,473	107,844	95,633
Data processing	21,511	16,383	16,716
Net occupancy expense of premises	18,176	14,803	13,830
Furniture and equipment expenses	9,506	7,233	7,089
Professional fees	11,104	5,389	6,814
Amortization of intangible assets	9,547	5,854	5,245
Other expense	48,477	35,537	29,099
Total non-interest expense	258,794	193,043	174,426
Income before income taxes	134,438	133,927	108,111
Income taxes	31,485	34,999	45,385
Net income	$102,953	$98,928	$62,726

Basic earnings per common share	$1.88	$2.02	$1.47
Diluted earnings per common share	$1.87	$2.01	$1.45
Dividends declared per share of common stock	$0.84	$0.80	$0.72

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(dollars in thousands)
Net income	$102,953	$98,928	$62,726
Other comprehensive income:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(10,251), $1,861, and $1,520, respectively	25,739	(4,670)	(2,174)
Net unrealized losses on debt securities transferred from held to maturity to available for sale, net of taxes of $1,293, $- and $-, respectively	(3,244)	—	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $210, $(507) and $471, respectively	(523)	1,273	(672)
Net change in unrealized gains (losses) on debt securities available for sale	21,972	(3,397)	(2,846)

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding (losses) gains on cash flow hedges, net of taxes of $81, $- and $-, respectively	(202)	—	—
Reclassification adjustment for realized losses (gains) on cash flow hedges included in net income, net of taxes of $(1), $- and $-, respectively	2	—	—
Net change in unrealized gains (losses) on derivative instruments	(200)	—	—
Net change in accumulated other comprehensive income (loss)	21,772	(3,397)	(2,846)
Total comprehensive income	$124,725	$95,531	$59,880

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except shares and per share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964

Net income	—	—	—	102,953	—	—	102,953
Other comprehensive income	—	—	—	—	21,772	—	21,772
Issuance of treasury stock for employee stock purchase plan	25,698	—	137	—	—	487	624
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	92,996	—	(2,600)	—	—	382	(2,218)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	13,486	—	(104)	—	—	1,628	1,524
Stock issued for acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Repurchase of stock	(943,396)	—	—	—	—	(24,292)	(24,292)
Cash dividends common stock at $0.84 per share	—	—	—	(45,171)	—	—	(45,171)
Stock dividend equivalents restricted stock units at $0.84 per share	—	—	428	(428)	—	—	—
Stock-based compensation	—	—	3,997	—	—	—	3,997
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except shares and per share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2017	48,684,943	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income		—	—	98,928	—	—	98,928
Other comprehensive loss		—	—	—	(3,397)	—	(3,397)
TCJA reclassification	—	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	19,442	—	(275)	—	—	811	536
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	104,637	—	(5,930)	—	—	4,924	(1,006)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	65,814	—	(2,889)	—	—	3,078	189
Cash dividends common stock at $0.80 per share		—	—	(39,010)	—	—	(39,010)
Stock dividend equivalents restricted stock units at $0.80 per share		—	568	(568)	—	—	—
Stock based employee compensation		—	3,721	—	—	—	3,721
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except shares and per share data)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
Balance, December 31, 2016	38,236,287	$39	$781,716	$(163,689)	$36	$(23,788)	$594,314

Net income	—	—	—	62,726	—	—	62,726
Other comprehensive loss	—	—	—	—	(2,846)	—	(2,846)
Issuance of treasury stock for employee stock purchase plan	16,842	—	(540)	—	—	1,016	476
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	79,459	—	(5,521)	—	—	4,864	(657)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	64,941	—	(3,139)	—	—	3,765	626
Stock issued for acquisition of First Community, net of stock issuance costs	7,200,559	7	211,575	—	—	—	211,582
Stock issued for acquisition of Mid Illinois, net of stock issuance costs	3,115,503	3	97,594	—	—	—	97,597
Cash dividends common stock at $0.72 per share	—	—	—	(30,697)	—	—	(30,697)
Stock dividend equivalents restricted stock units at $0.72 per share	—	—	452	(452)	—	—	—
Stock dividend accrued on restricted stock awards assumed with the Pulaski Financial Corp. acquisition at $0.54 per share		—	—	(10)	—	—	(10)
Return of equity trust shares	(28,648)	—	—	—	—	(860)	(860)
Stock based employee compensation		—	2,752	—	—	—	2,752
Balance, December 31, 2017	48,684,943	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$102,953	$98,928	$62,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,406	4,429	5,303
Amortization of intangible assets	9,547	5,854	5,245
Amortization of mortgage servicing rights	2,710	1,531	1,511
Depreciation and amortization of premises and equipment	11,879	9,556	8,615
Net amortization (accretion) of premium (discount) on portfolio loans	(10,905)	(10,452)	(12,205)
Net amortization (accretion) of premium (discount) on investment securities	6,106	8,311	6,665
Net amortization (accretion) of premium (discount) on time deposits	(1,648)	(243)	(392)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	309	146	140
Impairment of OREO	62	18	42
Impairment of fixed assets held for sale	2,026	817	99
Impairment of leases	348	146	—
Change in fair value of loans held for sale, net	—	—	—
Change in fair value of equity securities, net	759	(2,162)	—
(Gain) loss on sales of securities, net	(733)	1,780	(362)
(Gain) loss on sale of loans, net	(16,819)	(10,446)	(45,443)
(Gain) loss on sale of OREO	(102)	(384)	(1,632)
(Gain) loss on sale of premises and equipment	113	162	(327)
(Gain) loss on life insurance proceeds	(1,604)	(666)	(227)
Realized (gain) loss on preferred stock and equity securities	(8)	51	(781)
Provision for deferred income taxes	96	7,116	14,100
Stock-based and non-cash compensation	3,997	3,721	2,752
Decrease in deferred compensation	(6,781)	(3,780)	(757)
Increase in cash surrender value of bank owned life insurance	(4,191)	(3,060)	(2,352)
Mortgage loans originated for sale	(667,515)	(425,322)	(1,487,726)
Proceeds from sales of mortgage loans	641,778	504,721	1,693,632
Net change in operating assets and liabilities:
Decrease in other assets	5,397	9,580	8,925
(Decrease) increase in other liabilities	(7,380)	2,195	(4,193)
Net cash provided by operating activities	$80,800	$202,547	$253,358

Cash Flows from Investing Activities
Purchases of debt securities held to maturity	—	(217,766)	(352,679)
Purchase of equity securities	(550)	—	—
Purchases of debt securities available for sale	(408,941)	(124,234)	(141,685)
Purchase of FHLB stock	(3,700)	—	—
Proceeds from sales of equity securities	1,474	920	—
Proceeds from sales of debt securities available for sale	227,371	122,584	139,765
Proceeds from paydowns and maturities of debt securities held to maturity	14,422	50,560	11,268
Proceeds from paydowns and maturities of debt securities available for sale	541,753	163,582	193,294
Proceeds from the redemption of FHLB stock	5,369	4,864	6,090
Net cash (received) paid in acquisitions	(61,481)	—	26,979
Net change in loans	(244,333)	(49,864)	(169,150)
Cash paid for premiums on bank-owned life insurance	(6)	—	—
Purchases of premises and equipment	(13,238)	(11,618)	(14,980)
Proceeds from life insurance	3,915	—	—
Proceeds from disposition of premises and equipment	424	324	2,224
Capitalized expenditures on OREO	(2)	—	—
Proceeds from sale of OREO	2,481	5,298	5,024
Net cash provided by (used in) investing activities	$64,958	$(55,350)	$(293,850)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(dollars in thousands)
Cash Flows from Financing Activities
Net change in deposits	$215,519	$123,600	$111,788
Net change in federal funds purchased and securities sold under agreements to repurchase	(30,904)	(118,770)	28,898
Proceeds from other borrowings	60,000	—	98,312
Repayment of other borrowings	(6,000)	(5,500)	(9,800)
Net change in short-term FHLB advances	(23,443)	(220,000)	60,300
Proceeds from long-term FHLB advances	—	—	—
Repayments of long-term FHLB advances	(1,224)	—	(30,000)
Cash dividends paid	(45,171)	(39,010)	(30,707)
Purchase of treasury stock	(24,292)	—	—
Cash paid for withholding taxes on share-based payments	(863)	(1,208)	(2,274)
Proceeds from stock options exercised	169	392	906
Common stock issuance costs	(234)	—	(365)
Net cash provided by (used in) financing activities	$143,557	$(260,496)	$227,058

Net increase (decrease) in cash and cash equivalents	289,315	(113,299)	186,566
Cash and cash equivalents, beginning of period	239,973	353,272	166,706

Cash and cash equivalents, ending of period	$529,288	$239,973	$353,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$70,577	$40,639	$19,342
Income taxes	24,725	23,183	26,419

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	4,872	4,025	1,417
Other assets transferred to equity investments	—	4,000	—
Transfer of debt securities held to maturity to available for sale	593,548	—	—

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of operations

First Busey Corporation is a financial holding company organized under the laws of Nevada. The Company’s subsidiaries provide retail and commercial banking services and remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana. The Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries which includes First Busey Risk Management, Inc., Deed of Trust Services Corporation and Busey Bank, including Busey Bank’s wholly-owned subsidiaries FirsTech, Inc., Pulaski Service Corporation and Busey Capital Management, Inc. The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities and unrealized gains and losses on cash flow hedges, are reported as a separate component within the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements. The Company had assets under care of $9.7 billion and $7.1 billion at December 31, 2019 and 2018, respectively.

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

Securities

Debt securities classified as held to maturity are those debt securities that the Company has the intent and ability to hold to maturity and are carried at amortized cost.

Debt securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Debt securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. With the adoption of Accounting Standards Update (“ASU”) 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities"  the amortization period for certain callable debt securities held at a premium, are amortized to the earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management evaluates debt securities for OTTI on a quarterly basis, or more frequently, if economic or market conditions warrant an evaluation. Declines in the fair value of debt securities below their amortized cost are evaluated to determine whether they are temporary or OTTI. If the Company (i) has the intent to sell a debt security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the Company recognizes the entire unrealized loss in earnings as an OTTI loss. If neither of these conditions are met, the Company evaluates whether a credit loss exists. The impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income (loss).

With the adoption of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," equity securities are carried at fair value with changes in fair value recognized in earnings.

Loans held for sale

Loans held for sale include mortgage loans which the Company intends to sell to investors and/or the secondary mortgage market. Loans held for sale are recorded at fair value, as the Company has elected to apply the fair value method of accounting, with changes in fair value recognized in earnings. Fair value adjustments are recorded as an adjustment to mortgage revenues. The fair value of loans held for sale is measured using observable quoted market or contract prices or market price equivalents, consistent with those used by other market participants. Direct loan origination fees and costs related to loans accounted for at fair value are recognized when earned.

Loan servicing

Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans. The unpaid principal balances of loans serviced by the Company for the benefit of others totaled $2.2 billion and are not included in the accompanying Consolidated Balance Sheets. Servicing rights are initially recorded at fair value which is determined using a valuation model that calculates the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The amortization of mortgage servicing rights is included in mortgage revenue. The amortization of government-guaranteed commercial loans is included in other income.

Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value. Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs. For purposes of measuring impairment, the servicing rights are stratified by one or more predominant characteristics of the underlying loans. The amount of valuation allowance recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value. If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings. The Company had no impairment recorded at December 31, 2019 or 2018.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Portfolio loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of purchase premiums and discounts or net deferred origination fees or costs, charge-offs, and the allowance for loan losses.

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

Interest accrued but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income. The interest on non-accrual loans is accounted for on the cost-recovery method, until returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

All TDRs are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes. When the Company modifies a loan in a TDR, it evaluates any possible impairment similar to other impaired loans based on present value of the expected future cash flows discounted at the loan’s original effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the Company determines that the fair value of the TDR is less than the recorded investment in the loan, impairment is recognized through a charge to the allowance for loan losses in the period of the modification and in periods subsequent to the modification.

Purchased credit-impaired loans

The Company holds loans acquired through business combinations, some of which have shown evidence of credit deterioration since origination. These purchased credit-impaired (“PCI”) loans are initially recorded at fair value on the acquisition date. Accordingly, the seller’s allowance for loan losses is not carried over or recorded as of the acquisition date.

PCI loans are reviewed individually or are aggregated into pools of loans based on common risk characteristics. The Company estimates the amount and timing of expected cash flows and the excess of the cash flows expected to be collected over the recorded investment, if material, is the accretable yield and is recognized as interest income over the life. The excess of the contractual cash flows over the cash flows expected to be collected is the non-accretable difference.

Over the life of the loans, expected cash flows continue to be estimated and any increases in expected cash flows over those expected at acquisition date are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows are recognized by recording an allowance for loan losses.

Allowance for loan losses

The allowance for loan losses represents an estimate of the amount of probable losses believed to be inherent in the Company’s loan portfolio at the Consolidated Balance Sheet date. The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is probable. Subsequent recoveries, if any, are credited to the allowance. Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2019 and 2018.

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

The specific portion of the Company’s allowance relates to loans that are identified as impaired, which includes non-performing loans, TDRs and other loans determined to be impaired. A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a TDR.

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

Long-lived assets

Long-lived assets, including premises and equipment, right of use asset and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations of the asset are less than the carrying value of the asset. The cash flows used for this analysis are those directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds its fair value.

Other real estate owned

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is recorded at the fair value of the property less estimated costs of disposal, which establishes a new cost basis. Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for loan losses. OREO property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue, expense, gains and losses from the operations of foreclosed assets are included in earnings.

Goodwill and other intangibles

Goodwill represents the excess of the consideration transferred in a business combination over the fair value of the net assets acquired. Goodwill is not amortized but is subject to at least annual impairment assessments. The Company has established December 31 as the annual impairment assessment date. As part of this analysis, the reporting unit's carrying value is compared to its fair value.

The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment as of December 31, 2019 or 2018. See “Note 7. Goodwill and Other Intangible Assets” for further discussion.

Other intangible assets consists of core deposit and acquired customer relationship intangible assets arising from acquisitions and are amortized over their estimated useful lives.

Cash surrender value of bank owned life insurance

The Company has purchased or acquired through acquisitions life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value, which estimates its fair value.

ASC Topic 715, Compensation—Retirement Benefits requires an employer to recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. The Company has an accrued liability, included in other liabilities, for these arrangements.

Transfers of financial assets

Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from the Company, (ii) the transferee obtains the right to pledge or exchange the assets it receives, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2015.

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

Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required as of December 31, 2019.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company had no accruals for payments of interest and penalties at December 31, 2019 or 2018.

At December 31, 2019, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for the 2009 to 2016 income tax filings.

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

The Company’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel. All of the Company’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans. See “Note 14. Share-based Compensation” for further discussion.

The Company calculates the compensation cost of its non-vested stock awards (restricted stock units) based on the Company’s stock price on the grant date multiplied by the number of units granted. This cost is recorded over a specified requisite service period (i.e. vesting period) ranging from one to five years. As the restricted stock units cliff vest, the cost is recorded using straight-line amortization. The Company does not estimate forfeitures in determining the amount of compensation expense to recognize. Compensation expense for unvested awards that are forfeited is reversed in the period forfeited.

Segment disclosure

Operating segments are components of a business that (i) engage in business activities from which the component may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (iii) for which discrete financial information is available. The Company’s operations are managed along three operating segments consisting of Banking, Remittance Processing and Wealth Management. See “Note 21. Operating Segments and Related Information” for further discussion.

Business Combinations

Business combinations are accounted for under ASC Topic 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their estimated fair values as of that date. To determine the fair values, the Company may rely on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Starting in the third quarter of 2019, the Company entered into derivative instruments designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Change in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2019 and 2018, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

Fair value of financial instruments

Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 18. Fair Value Measurements.” Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Revenue

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has evaluated its non-interest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying Consolidated Financial Statements was not necessary. The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgment involved in applying Topic 606 that affects the determination of the timing and amount of revenue from contracts with customers.

Descriptions of the Company’s primary revenue generating activities that are within Topic 606, and are presented in the accompanying Consolidated Statements of Income as components of non-interest income, include wealth management fees, remittance processing, and fees for customer services. Wealth management fees represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and other fiduciary activities. Also included are fees received from a third party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party. Revenue is recognized when the performance obligation is completed, which is generally monthly. Remittance processing represents transaction-based fees for pay processing solutions such as online bill payments, lockbox and walk-in payments. Revenue is recognized when the performance obligation is completed, which is generally monthly. Fees for customer services represent general service fees for monthly account maintenance and activity or transaction-based fees and consists of transaction-based revenue, time-based revenue, or item-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2019.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued. On February 5, 2020, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 2,000,000 shares. Other than this item, there were no significant subsequent events for the year ended December 31, 2019 through the filing date of these Consolidated Financials.

Impact of recently adopted accounting standards

On January 1, 2019, the Company adopted ASU 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company made the following elections for all leases in connection with the adoption of this guidance:

●	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs;
●	The Company did not elect the hindsight practical expedient;
●	The Company elected the optional transition method that allows companies to use the effective date as the date of initial application on transition. As a result, the Company did not adjust comparative period financial information or make the newly required lease disclosures for periods before the effective date;
●	The Company elected not to apply the above guidance to short-term leases;
●	The Company elected to separate the lease components from the nonlease components and exclude the nonlease components from the right of use asset and lease liability; and
●	The Company did not elect the land easement practical expedient.

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends Topic 815 to reduce the cost and complexity of applying hedge accounting and expands the types of relationships that qualify for hedge accounting. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, requires all items that affect earnings to be presented in the same income statement line as the hedged item, provides for applying hedge accounting to additional hedging strategies, provides for new approaches to measuring the hedged item in fair value hedges of interest rate risk, and eases the requirements for effective testing and hedge documentation. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. During the first quarter of 2019, the Company adopted this guidance, reassessed classification of certain investments, and transferred $573.6 million of debt securities from held to maturity to available for sale.

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

Recently issued accounting standards

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 implements a change from the current impaired loss model to an expected credit loss model over the life of an instrument, including loans and securities held to maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods with those years. The Company has executed a project plan to implement this guidance. The project plan included an assessment of data, development of methodologies, model validation, parallel runs, refining qualitative factors and forecast periods and evaluating related disclosures. Management is finalizing macroeconomic conditions and forecast assumptions to be used in our CECL model; however, we expect an initial increase to the allowance for credit losses, including the increase in reserve for unfunded commitments, of approximately 25% to 45% above the existing allowance for loan loss levels. The anticipated initial increase to the allowance for credit losses is expected to be substantially attributable to the fair value marks on prior acquisitions and the reserve required on unfunded commitments. When finalized, this one-time increase will be recorded, net of tax, as an adjustment to beginning retained earnings.

Internal controls over financial reporting specifically related to CECL have been designed and are being evaluated; however, all internal controls related to CECL implementation are not operational.  The Company is in the final stages of completing the formal governance and approval process. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

Note 2. Acquisitions

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

First Busey did not incur any expenses for the 12 months ended December 31, 2019 related to the acquisition of First Community and incurred $0.1 million in pre-tax expenses related to the acquisition of First Community for the 12 months ended December 31, 2018, primarily for professional and legal fees. First Busey incurred $4.5 million in pre-tax expenses related to the acquisition of First Community for the 12 months ended December 31, 2017, including professional and legal fees of $1.6 million to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying Consolidated Financial Statements. The remainder of the expenses primarily related to data processing conversion expenses and restructuring expenses.

The following table presents the fair value of First Community assets acquired and liabilities assumed as of July 2, 2017 (dollars in thousands):

Fair Value
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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses. Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses. PCI loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the acquisition date, the aggregate principal outstanding and aggregate fair value of the acquired performing loans, including loans held for sale, was $1.1 billion. The difference between the aggregate principal balance outstanding and aggregate fair value of $14.4 million is expected to be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method. As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $17.9 million and the aggregate fair value of PCI loans totaled $12.5 million, which became such loans’ new carrying value. At December 31, 2019, PCI loans related to this transaction with a carrying value of $1.7 million were outstanding.

The following table provides the unaudited pro forma information for the results of operations for the 12 months ended December 31, 2017, as if the acquisition had occurred January 1, 2017. The pro forma results combine the historical results of First Community into the Company's Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share data):

Pro Forma
Year Ended
December 31, 2017
Total revenues (net interest income plus non-interest income)	$316,417
Net income	67,413
Diluted earnings per common share	1.47

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

First Busey did not incur any expenses for the 12 months ended December 31, 2019 related to the acquisition of Mid Illinois. First Busey incurred $3.1 million of pre-tax expenses related to the acquisition of Mid Illinois for the 12 months ended December 31, 2018, primarily for salaries, wages and employee benefits expense, professional and legal fees and data conversion expenses, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements. First Busey incurred $2.5 million in pre-tax expenses related to the acquisition of Mid Illinois for the 12 months ended December 31, 2017, including professional and legal fees of $1.3 million to directly consummate the acquisition, all of which were reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

The following table presents the fair value of Mid Illinois assets acquired and liabilities assumed as of October 1, 2017 (dollars in thousands):

Fair Value
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

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses. Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses. PCI loans were accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the acquisition date, the aggregate principal outstanding was $362.4 million and aggregate fair value of the acquired performing loans was $357.0 million, including loans held for sale. The difference between the aggregate principal balance outstanding and aggregate fair value of $5.4 million is expected to be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method. As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $7.6 million and the aggregate fair value of PCI loans totaled $4.7 million, which became such loans’ new carrying value. At December 31, 2019, PCI loans related to this transaction with a carrying value of $0.1 million were outstanding.

The Banc Ed Corp.

On January 31, 2019, the Company completed its acquisition of Banc Ed. TheBANK, Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019 when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank.

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

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Recorded fair value adjustments were disclosed as of March 31, 2019 and adjustments totaling $5.2 million were made to the fair value assigned to various assets and liabilities as more information became available. The measurement period adjustments included a clarification in the interpretation of tax regulations that resulted in the $4.6 million reversal of a deferred tax liability that was initially recorded in connection with the acquisition. As the total consideration paid for Banc Ed exceeded the net assets acquired, goodwill of $41.4 million was recorded as a result of the acquisition. Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and expansion within the St. Louis MSA, is not tax deductible and was assigned to the Banking operating segment.

First Busey incurred $13.7 million in pre-tax expenses related to the acquisition of Banc Ed for the 12 months ended December 31, 2019, primarily for salaries, wages and employee benefits, professional and legal fees and deconversion expenses, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements. Of this amount, $2.3 million were considered transaction costs and primarily related to legal and professional fees associated with the acquisition. First Busey incurred $0.4 million in pre-tax expenses related to the acquisition of Banc Ed for the 12 months ended December 31, 2018, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

The following table presents the fair value of Banc Ed assets acquired and liabilities assumed as of January 31, 2019 (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$42,013
Securities	692,716
Loans held for sale	2,157
Portfolio loans	873,336
Premises and equipment	32,156
Other intangible assets	32,617
Mortgage servicing rights	6,946
Other assets	57,332
Total assets acquired	1,739,273

Liabilities assumed:
Deposits	1,439,203
Other borrowings	63,439
Other liabilities	20,153
Total liabilities assumed	1,522,795

Net assets acquired	$216,478

Consideration paid:
Cash	$91,400
Common stock	166,515
Total consideration paid	$257,915

Goodwill	$41,437

The loans acquired in this transaction were recorded at fair value with no carryover of any existing allowance for loan losses.  Loans that were not deemed to be credit-impaired at the acquisition date were accounted for under FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and were subsequently considered as part of the Company’s determination of the adequacy of the allowance for loan losses.  PCI loans were accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the acquisition date, the aggregate principal balance outstanding and aggregate fair value of the acquired performing loans were $889.3 million and $871.0 million, respectively.  The difference between the carrying value and aggregate fair value of $17.0 million will be accreted over the estimated remaining life of the respective loans in a manner that approximates the level yield method.  As of the acquisition date, the aggregate principal balance outstanding of PCI loans totaled $3.9 million and the aggregate fair value of PCI loans totaled $2.3 million.  The accretable discount of $0.2 million on PCI loans represents the amount by which the undiscounted expected cash flows on such loans exceed their carrying value. The amount by which the contractual payments exceeds the undiscounted expected cash flows represents the non-accretable difference. At December 31, 2019, the carrying value of PCI loans acquired from Banc Ed was $1.3 million.

The following table provides the unaudited pro forma information for the results of operations for the 12 months ended December 31, 2019 and 2018, as if the acquisition had occurred January 1, 2018.  The pro forma results combine the historical results of Banc Ed into the Company’s Consolidated Statements of Income, including the impact of purchase accounting adjustments such as loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018
Total revenues (net interest income plus non-interest income)	$409,324	$411,633
Net income	113,640	118,361
Diluted earnings per common share	2.03	2.15

Investors’ Security Trust Company

On August 31, 2019, the Company completed its acquisition by Busey Bank of IST, a Fort Myers, Florida wealth management firm. While the partnership is expected to add to the Company’s wealth management offerings, it is not expected to have any immediate, material impact on the Company’s earnings or overall business.

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

First Busey incurred $0.9 million in pre-tax expenses related to the acquisition of IST for the 12 months ended December 31, 2019, primarily for professional and legal fees, which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

Note 3. Debt securities

The table below provides the amortized cost, unrealized gains and losses and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$51,472	$265	$—	$51,737
Obligations of U.S. government corporations and agencies	160,364	2,684	(48)	163,000
Obligations of states and political subdivisions	262,492	5,810	(11)	268,291
Commercial mortgage-backed securities	137,733	1,700	(146)	139,287
Residential mortgage-backed securities	912,308	10,282	(624)	921,966
Corporate debt securities	102,696	1,280	—	103,976
Total	$1,627,065	$22,021	$(829)	$1,648,257

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$25,824	$1	$(414)	$25,411
Obligations of U.S. government corporations and agencies	53,096	7	(761)	52,342
Obligations of states and political subdivisions	171,131	484	(1,571)	170,044
Commercial mortgage-backed securities	2,003	—	(61)	1,942
Residential mortgage-backed securities	322,646	245	(7,143)	315,748
Corporate debt securities	132,513	61	(376)	132,198
Total	$707,213	$798	$(10,326)	$697,685

Debt securities held to maturity
Obligations of states and political subdivisions	$33,947	$68	$(87)	$33,928
Commercial mortgage-backed securities	59,054	11	(1,003)	58,062
Residential mortgage-backed securities	515,659	1,748	(6,037)	511,370
Total	$608,660	$1,827	$(7,127)	$603,360

In adopting ASU 2017-12, the Company reassessed the classification of certain investments during the first quarter of 2019 and reclassified $573.6 million of securities from held to maturity to available for sale. The transfer occurred at fair value and had a related unrealized loss of $4.8 million recorded in other comprehensive income. During the fourth quarter of 2019, the Company reclassified the remaining $15.4 million of securities from held to maturity to available for sale in anticipation of the adoption of ASU 2016-13. The transfer occurred at fair value and had a related unrealized gain of $0.2 million recorded in other comprehensive income. At December 31, 2019, the Company did not hold any debt securities classified as held to maturity.

The amortized cost and fair value of debt securities as of December 31, 2019, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Debt securities available for sale
	Amortized	Fair
December 31, 2019:	Cost	Value
Due in one year or less	$149,566	$150,109
Due after one year through five years	355,497	361,500
Due after five years through ten years	228,518	232,950
Due after ten years	893,484	903,698
Total	$1,627,065	$1,648,257

Realized gains and losses related to sales and calls of securities available for sale are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Gross security gains	$1,318	$—	$1,259
Gross security (losses)	(585)	(1,780)	(116)
Net gains (losses) on sales of securities(1)	$733	$(1,780)	$1,143
(1)	Net gains (losses) on sales of securities reported on the Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $704.7 million and $498.3 million on December 31, 2019 and 2018 respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	6,362	(48)	—	—	6,362	(48)
Obligations of states and political subdivisions(2)	4,981	(11)	1,548	—	6,529	(11)
Commercial mortgage-backed securities	33,322	(144)	2,044	(2)	35,366	(146)
Residential mortgage-backed securities	78,326	(245)	50,259	(379)	128,585	(624)
Corporate debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$122,991	$(448)	$53,851	$(381)	$176,842	$(829)

(2)	Unrealized losses for greater than 12 months, gross, was less than one thousand dollars.

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$995	$(4)	$24,343	$(410)	$25,338	$(414)
Obligations of U.S. government corporations and agencies	749	(3)	50,744	(758)	51,493	(761)
Obligations of states and political subdivisions	49,893	(460)	77,651	(1,111)	127,544	(1,571)
Commercial mortgage-backed securities	—	—	1,942	(61)	1,942	(61)
Residential mortgage-backed securities	48,387	(496)	247,573	(6,647)	295,960	(7,143)
Corporate debt securities	90,713	(268)	15,083	(108)	105,796	(376)
Total temporarily impaired securities	$190,737	$(1,231)	$417,336	$(9,095)	$608,073	$(10,326)

Debt securities held to maturity
Obligations of states and political subdivisions	$9,531	$(33)	$9,538	$(54)	$19,069	$(87)
Commercial mortgage-backed securities	12,067	(212)	45,041	(791)	57,108	(1,003)
Residential mortgage-backed securities	77,071	(974)	245,128	(5,063)	322,199	(6,037)
Total temporarily impaired securities	$98,669	$(1,219)	$299,707	$(5,908)	$398,376	$(7,127)

Debt securities are periodically evaluated for OTTI. As of December 31, 2019, the Company’s debt security portfolio consisted of 1,178 securities. The total number of debt securities in the investment portfolio in an unrealized loss position as of December 31, 2019 was 55, and represented a loss of 0.47% of the aggregate amortized cost. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments.  Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the Company does not consider these investments to be OTTI at December 31, 2019. As of December 31, 2019, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4. Portfolio loans and allowance for loan losses

Distributions of portfolio loans were as follows (dollars in thousands):

	December 31,
	2019	2018
Commercial	$1,748,368	$1,405,106
Commercial real estate	2,793,417	2,366,823
Real estate construction	401,861	288,197
Retail real estate	1,693,769	1,480,133
Retail other	49,834	28,169
Portfolio loans	$6,687,249	$5,568,428

Allowance for loan losses	(53,748)	(50,648)
Portfolio loans, net	$6,633,501	$5,517,780

Net deferred loan origination costs included in the tables above were $6.2 million and $5.6 million as of December 31, 2019 and 2018, respectively. Net accretable purchase accounting adjustments included in the table above reduced loans by $20.2 million and $13.9 million as of December 31, 2019 and 2018, respectively.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:

●	Pass- This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.

●	Watch- This category includes loans that warrant a higher than average level of monitoring to ensure that weaknesses do not cause the inability of the credit to perform as expected. These loans are not necessarily a problem due to other inherent strengths of the credit, such as guarantor strength, but have above average concern and monitoring.

●	Special mention- This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

●	Substandard- This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●	Substandard Non-accrual- This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

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

The following table is a summary of risk grades segregated by category of portfolio loans (excluding accretable purchase accounting adjustments and clearings) (dollars in thousands):

	December 31, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,458,416	$172,526	$66,337	$41,273	$9,096
Commercial real estate	2,477,398	186,963	105,487	26,204	9,178
Real estate construction	351,923	45,262	3,928	737	630
Retail real estate	1,661,691	9,125	5,355	7,001	8,935
Retail other	47,698	—	—	—	57
Total	$5,997,126	$413,876	$181,107	$75,215	$27,896

	December 31, 2018
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,126,257	$172,449	$47,000	$42,532	$17,953
Commercial real estate	2,106,711	137,214	85,148	36,205	10,298
Real estate construction	268,069	14,562	3,899	1,888	18
Retail real estate	1,448,964	6,425	6,792	5,435	6,698
Retail other	26,707	—	—	—	30
Total	$4,976,708	$330,650	$142,839	$86,060	$34,997

An analysis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	December 31, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,075	$1,014	$199	$9,096
Commercial real estate	2,653	3,121	584	9,178
Real estate construction	19	—	—	630
Retail real estate	5,021	1,248	828	8,935
Retail other	52	68	—	57
Total	$8,820	$5,451	$1,611	$27,896

	December 31, 2018
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$158	$140	$775	$17,953
Commercial real estate	148	558	—	10,298
Real estate construction	121	—	58	18
Retail real estate	4,578	1,368	766	6,698
Retail other	48	2	2	30
Total	$5,053	$2,068	$1,601	$34,997

The gross interest income that would have been recorded in the years ended December 31, 2019, 2018 and 2017 if impaired loans had been current in accordance with their original terms was approximately $2.3 million, $1.7 million, and $1.4 million, respectively. The amount of interest collected on impaired loans and recognized on a cash basis that was included in interest income was insignificant in both 2019 and 2018 and was $0.3 million in 2017.

A summary of TDR loans is as follows (dollars in thousands):

	December 31,
	2019	2018
In compliance with modified terms	$5,005	$8,319
30 — 89 days past due	—	127
Included in non-performing loans	702	392
Total	$5,707	$8,838

Loans still outstanding, classified as TDRs during the 12 months ended December 31, 2019 consisted of one commercial loan for short-term interest rate relief, with a recorded investment of $0.3 million. Loans classified as TDRs during the 12 months ended December 31, 2018 consisted of one retail real estate modifications for short-term interest rate relief, with a recorded investment of $0.1 million.

The gross interest income that would have been recorded in the 12 months ended December 31, 2019 and 2018 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

One commercial real estate TDR, that was entered into during the last 12 months, was subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the 12 months ended December 31, 2019, which was then transferred to OREO by year end. There were no TDRs that were entered into during the prior 12 months that were subsequently classified as non-performing and had payment defaults during the 12 months ended December 31, 2018.

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

	December 31, 2019
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$14,415	$4,727	$5,026	$9,753	$3,330	$13,774
Commercial real estate	14,487	9,883	2,039	11,922	1,049	16,678
Real estate construction	1,116	974	—	974	—	873
Retail real estate	15,581	13,898	474	14,372	474	14,003
Retail other	87	58	—	58	—	42
Total	$45,686	$29,540	$7,539	$37,079	$4,853	$45,370

	December 31, 2018
	Unpaid	Recorded
	Contractual	Investment	Recorded	Total		Average
	Principal	with No	Investment	Recorded	Related	Recorded
	Balance	Allowance	with Allowance	Investment	Allowance	Investment
Commercial	$21,442	$6,858	$12,001	$18,859	$4,319	$13,364
Commercial real estate	19,079	13,082	4,498	17,580	1,181	18,077
Real estate construction	478	453	—	453	—	712
Retail real estate	14,418	13,196	61	13,257	61	14,110
Retail other	117	33	—	33	—	40
Total	$55,534	$33,622	$16,560	$50,182	$5,561	$46,303

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The Company holds acquired loans from business combinations with uncollected principal balances. These loans are carried net of a fair value adjustment for credit risk and interest rates and are only included in the allowance calculation to the extent that the reserve requirement exceeds the fair value adjustment. As the acquired loans renew, it is generally necessary to establish an allowance, which represents an amount that, in management’s opinion, will be adequate to absorb probable credit losses in such loans. The recorded investment of all acquired loans totaled approximately $1.7 billion, $1.2 billion and $1.8 billion as of December 31, 2019, 2018 and 2017, respectively.

The following table details activity in the allowance for loan losses. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Year Ended December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	4,893	3,002	(70)	2,102	479	10,406
Charged-off	(6,478)	(3,257)	—	(1,162)	(863)	(11,760)
Recoveries	2,047	308	551	1,084	464	4,454
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

	Year Ended December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for loan losses	5,767	3,227	(259)	(4,824)	518	4,429
Charged-off	(3,968)	(4,352)	(97)	(1,815)	(712)	(10,944)
Recoveries	1,251	449	218	1,327	336	3,581
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

	Year Ended December 31, 2017
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$13,303	$20,623	$1,870	$11,648	$351	$47,795
Provision for loan losses	(1,091)	2,439	581	3,263	111	5,303
Charged-off	(994)	(1,965)	(48)	(2,691)	(541)	(6,239)
Recoveries	3,561	716	458	1,563	425	6,723
Ending balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582

The following table presents the allowance for loan losses and recorded investments in portfolio loans by category (dollars in thousands):

	As of December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$3,330	$1,049	$—	$474	$—	$4,853
Loans collectively evaluated for impairment	14,961	20,141	3,204	10,021	568	48,895
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

Loans:
Loans individually evaluated for impairment	$9,740	$10,018	$539	$13,676	$58	$34,031
Loans collectively evaluated for impairment	1,738,615	2,781,495	400,887	1,679,397	49,776	6,650,170
PCI loans evaluated for impairment	13	1,904	435	696	—	3,048
Ending balance	$1,748,368	$2,793,417	$401,861	$1,693,769	$49,834	$6,687,249

	As of December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance for loan losses
Ending balance attributed to:
Loans individually evaluated for impairment	$4,319	$1,181	$—	$61	$—	$5,561
Loans collectively evaluated for impairment	13,510	19,956	2,723	8,410	488	45,087
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

Loans:
Loans individually evaluated for impairment	$18,441	$15,318	$453	$13,159	$33	$47,404
Loans collectively evaluated for impairment	1,386,247	2,349,243	287,744	1,466,876	28,136	5,518,246
PCI loans evaluated for impairment	418	2,262	—	98	—	2,778
Ending balance	$1,405,106	$2,366,823	$288,197	$1,480,133	$28,169	$5,568,428

Note 5. OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets. At December 31, 2019, the Company held $2.7 million in commercial OREO, $0.4 million in residential OREO and an insignificant amount of other repossessed assets. At December 31, 2018, the Company held $0.2 million in commercial OREO, $0.2 million in residential OREO and an insignificant amount of other repossessed assets. At December 31, 2019 the Company had $2.2 million of residential real estate in the process of foreclosure.

The following table summarizes activity related to OREO (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
OREO:
Beginning balance	$376	$1,283
Additions, transfers from loans	4,872	4,025
Additions, fair value from acquisition	149	—
Sales of OREO	(2,277)	(4,914)
Capitalized improvements	2	—
Cash payments collected	(3)	—
Valuation allowance for OREO	(62)	(18)
Ending balance	$3,057	$376

Note 6. Premises and Equipment, net

Premises and equipment, net are summarized as follows (dollars in thousands):

	December 31,
	2019	2018
Land and improvements	$43,967	$36,453
Buildings and improvements	134,473	108,137
Furniture and equipment	54,328	48,060
	232,768	192,650
Less accumulated depreciation	81,501	74,978
Total premises and equipment, net	$151,267	$117,672

Depreciation expense was $11.9 million, $9.6 million, and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 7. Goodwill and Other Intangible Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. The Company’s goodwill is associated with its three operating segments, Banking, Remittance Processing and Wealth Management. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its fair value. Based on the impairment testing performed at December 31, 2019, there were no indicators of potential impairment based on the estimated fair value of those operating segments. All three operating segments have sustained quarterly and annual earnings.

During 2019, the Company recorded, in the Banking operating segment, goodwill totaling $41.4 million and other intangible assets totaling $27.2 million in connection with the acquisition of Banc Ed. In addition, $5.4 million of other intangible assets was recorded in the Wealth Management operating segment in 2019 in connection with the acquisition of Banc Ed. Further, in 2019 the Company recorded, in the Wealth Management operating segment, goodwill totaling $2.4 million and other intangible assets totaling $5.7 million relating to the acquisition of IST. During 2018, the Company adjusted goodwill by $1.7 million relating to the acquisition of Mid Illinois as it finalized its assessment of the initial fair value of assets acquired and liabilities assumed. The carrying amount of goodwill by operating segment, at December 31, 2019 and 2018 is as follows (dollars in thousands):

	Balance at	Balance at
	December 31, 2019	December 31, 2018
Goodwill:
Banking	$288,436	$246,999
Remittance Processing	8,992	8,992
Wealth Management	14,108	11,694
Total goodwill	$311,536	$267,685

Core deposit and customer relationship intangible assets are amortized over the estimated period benefited. Other intangible asset disclosures are as follows (dollars in thousands):

	Balance at	2019	Balance at	2018
	December 31, 2019	Amortization	December 31, 2018	Amortization
Amortized intangible assets:
Core deposit intangible assets	$51,100	$7,963	$31,836	$5,535
Customer relationship intangible assets	10,493	1,584	1,037	319
	$61,593	$9,547	$32,873	$5,854

		Customer
	Core deposit	relationship
	intangible	intangible
As of December 31, 2019:
Gross carrying amount	$90,256	$24,208
Accumulated amortization	39,156	13,715
	$51,100	$10,493

Estimated amortization expense at December 31, 2019:
2020	$7,753	$2,188
2021	7,259	1,926
2022	6,749	1,664
2023	6,225	1,403
2024	5,686	1,141
Thereafter	17,428	2,171
	$51,100	$10,493

Note 8. Deposits

The composition of deposits is as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Demand deposits, noninterest-bearing	$1,832,619	$1,464,700
Interest-bearing transaction deposits	1,989,854	1,435,574
Saving deposits and money market deposits	2,545,073	1,852,044
Time deposits	1,534,850	1,497,003
Total	$7,902,396	$6,249,321

The Company held brokered savings deposits and money market deposits of $12.5 million and $17.5 million at December 31, 2019 and 2018, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $854.1 million and $673.7 million at December 31, 2019 and 2018, respectively. The aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000 was approximately $297.4 million and $264.1 million at December 31, 2019 and 2018, respectively. The Company held brokered time deposits of $5.5 million and $262.5 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the scheduled maturities of time deposits are as follows (dollars in thousands):

2020	$1,012,295
2021	283,684
2022	127,593
2023	64,920
2024	46,347
Thereafter	11
$1,534,850

Note 9. Borrowings

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

Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased at December 31, 2019 and 2018.

Short-term borrowings include FHLB advances which mature in less than one year from date of origination.

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement providing for a $60.0 million Term Loan with a maturity date of November 30, 2023. The Term Loan has an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed. The Company had $54.0 million outstanding indebtedness on December 31, 2019, comprised of $6.0 million of short-term borrowings and $48.0 million of long-term debt.

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on December 31, 2019 or 2018.

Long-term debt is summarized as follows (dollars in thousands):

	December 31,	December 31,
	2019	2018
Notes payable, FHLB, ranging in original maturity from 5 to 10 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$35,600	$50,000
Term Loan	48,000	—
Total long-term borrowings	$83,600	$50,000

As of December 31, 2019, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.25% to 3.04%. The weighted average rate on these long-term advances was 1.53% as of December 31, 2019. As of December 31, 2018, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 2.20% to 2.41%. The weighted average rate on these long-term advances was 2.28% as of December 31, 2018.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.3 million and $0.8 million, respectively, at December 31, 2019. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.5 million and $0.9 million, respectively, at December 31, 2018.

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life. The Company had $71.3 million and $71.2 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2019 and 2018, respectively.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2019, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Note 11. Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's Financial Statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2019 and 2018, all capital ratios of the Company and the Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2019 that would change this designation.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,036,143	14.03%	$590,826	8.00%	$738,532	10.00%
Busey Bank	$1,099,449	14.92%	$589,681	8.00%	$737,101	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$922,395	12.49%	$443,120	6.00%	$590,826	8.00%
Busey Bank	$1,045,701	14.19%	$442,261	6.00%	$589,681	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$848,395	11.49%	$332,340	4.50%	$480,046	6.50%
Busey Bank	$1,045,701	14.19%	$331,696	4.50%	$479,116	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$922,395	9.88%	$373,360	4.00%	N/A	N/A
Busey Bank	$1,045,701	11.19%	$373,639	4.00%	$467,049	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$894,572	14.83%	$482,638	8.00%	$603,297	10.00%
Busey Bank	$854,351	14.19%	$481,701	8.00%	$602,126	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$783,924	12.99%	$361,978	6.00%	$482,638	8.00%
Busey Bank	$803,703	13.35%	$361,276	6.00%	$481,701	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$709,924	11.77%	$271,484	4.50%	$392,143	6.50%
Busey Bank	$803,703	13.35%	$270,957	4.50%	$391,382	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$783,924	10.36%	$302,704	4.00%	N/A	N/A
Busey Bank	$803,703	10.64%	$302,232	4.00%	$377,789	5.00%

In July 2013, the U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) Common Equity Tier 1 to risk-

weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank such as Busey Bank may not pay dividends in excess of its net profits. Because Busey Bank had been in an accumulated deficit position from 2009 through 2018, it was not able to pay dividends in prior years. With prior approval from its regulators, however, an Illinois state-chartered bank in that situation was able to reduce its capital stock by amending its charter to decrease the authorized number of shares, and then make a subsequent distribution to its holding company. Using this approach, and with the approval of its regulators, Busey Bank has distributed funds to the Company, most recently in the amount of $40.0 million on October 12, 2018. Busey Bank returned to positive retained earnings in the second quarter of 2018 and, in 2019, returned to paying dividends.

Note 12. Income Taxes

The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Current expense:
Federal	$22,479	$18,076	$27,168
State	8,910	9,807	4,117
Deferred expense:
Federal	(380)	5,068	11,583
State	476	2,048	2,517
Total income tax expense	$31,485	$34,999	$45,385

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the accompanying Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2019	2018	2017
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Income
Income tax at federal statutory rate	21.0%	21.0%	35.0%
Effect of:
TCJA	—%	—%	7.5%
Tax-exempt interest, net	(1.7)%	(1.3)%	(2.1)%
Stock incentive	(0.1)%	(0.3)%	(0.5)%
State income taxes, net	5.5%	7.3%	4.0%
Income on bank owned life insurance	(0.9)%	(0.6)%	(0.9)%
Tax credit investments	(1.3)%	—%	—%
Other, net	0.9%	—%	(1.0)%
	23.4%	26.1%	42.0%

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

Net deferred taxes at December 31, 2019 and 2018 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands).

	2019	2018
Deferred tax assets:
Unrealized losses on debt securities available for sale	$—	$2,716
Allowance for loan losses	15,416	14,885
Stock-based compensation	2,069	2,208
Deferred compensation	166	1,454
Affordable housing partnerships and other investments	777	691
Purchase accounting adjustments	11,301	4,563
Accrued vacation	827	744
Lease liability	2,650	—
Employee costs	1,048	260
Other	809	1,095
	$35,063	$28,616

Deferred tax liabilities:
Unrealized gains on debt securities available for sale	(6,032)	—
Basis in premises and equipment	(4,222)	(1,213)
Affordable housing partnerships and other investments	(1,411)	(1,868)
Purchase accounting adjustments	(1,023)	(1,102)
Mortgage servicing assets	(3,717)	(1,159)
Basis in core deposit and customer intangible assets	(17,120)	(9,299)
Deferred loan origination costs	(1,730)	(1,593)
Lease right of use asset	(2,633)	—
Unrealized gain on equity securities	(593)	(662)
Other	(508)	(322)
	$(38,989)	$(17,218)
Net operating loss carryforward, net of valuation allowance	—	33
Net deferred tax (liability) asset	$(3,926)	$11,431

At December 31, 2019, the Company had no net operating loss carryforward remaining.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no valuation allowance is required for any deferred tax assets as of December 31, 2019 and 2018.

Note 13. Employee Benefit Plans

Employees’ Stock Ownership Plan

Prior to 2014, the First Busey Corporation Employees' Stock Ownership Plan (“ESOP”) was available to all full-time employees who met certain age and length of service requirements. Effective in 2014, the ESOP was frozen, all shares were fully vested and there were no new contributions under the ESOP. On October 31, 2019 First Busey’s board of directors elected to terminate the ESOP and filed a determination letter in February 2020. Dividends on allocated shares of common stock are distributed directly to the participants. All shares held by the ESOP, which were acquired prior to the issuance of ASC Topic 718-40, Employee Stock Ownership Plans, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC Topic 718-40 for shares purchased prior to December 31, 1992.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006. The number of shares and associated fair values were 113,866 worth $3.1 million and 115,602 worth $2.8 million at December 31, 2019 and 2018, respectively. Shares held in the ESOP which were acquired after December 31, 1992 and associated fair values were 36,719 worth $1.0 million and 36,639 worth $0.9 million at December 31, 2019 and 2018, respectively.

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately. Expenses related to the employee benefit plans are $5.8 million, $5.4 million and $5.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Compensation Plan

The Company had sponsored deferred compensation plans for executive officers for deferral of compensation. Effective March 28, 2018, the deferred compensation plan was terminated and account balances were distributed in April 2019. The 2019 deferred compensation liability was impacted by the Banc Ed acquisition. The deferred compensation expense reported was $0.1 million for the year ended December 31, 2019 and $0.3 million for the years ended December 31, 2018 and 2017. The deferred compensation liability was $0.4 million and $6.4 million at December 31, 2019 and 2018, respectively. The December 31, 2019 Banc Ed deferred compensation liability of $0.4 million was settled in January 2020.

Note 14. Share-based Compensation

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

The following additional limits apply to awards under the 2010 Equity Plan. However, due to changes imposed by the TCJA, “performance-based compensation” only applies to arrangements subject to a written binding contract in effect on November 2, 2017, that have not subsequently been materially modified:

●	the maximum number of shares of stock that may be covered by options that are intended to be "performance-based compensation" which are granted to any one participant during any calendar year is 133,333 shares;

●	the maximum number of shares of stock that may be covered by stock awards that are intended to be "performance-based compensation" which are granted to any one participant during any calendar year is 66,667 shares; and

●	the maximum dollar amount of cash incentive awards or cash-settled stock awards intended to be "performance-based compensation" payable to any one participant with respect to any calendar year is $1,000,000.

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

The Company currently grants share-based compensation in the form of restricted stock units and deferred stock units. The Company grants restricted stock units to members of management periodically throughout the year. Each restricted stock unit is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of deferred stock units, which are restricted stock units with a deferred settlement date, to its board of directors. Each deferred stock unit is equivalent to one share of the Company’s common stock. The deferred stock units vest over a 12 month period following the grant date or on the date of the next Annual Meeting of Stockholders, whichever is earlier. These units generally are subject to the same terms as restricted stock units under the Company’s 2010 Equity Plan or the First Community 2016 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents. The Company also has outstanding stock options granted prior to 2011 and stock options assumed from acquisitions.

Under the terms of the Company’s 2010 Equity Plan and First Community 2016 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises and grants of restricted stock units and deferred stock units from its inventory of treasury stock. As of December 31, 2019, the Company held 1,121,961 shares in treasury. On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares. At December 31, 2019, the Company had 389,938 shares that may still be purchased under the plan. Subsequent to year end, on February 5, 2020, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 2,000,000 shares.

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

A summary of the status of the Company's stock option awards for the year ended December 31, 2019, and the changes during the year ended, is as follows:

	2019
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	87,600	$20.58
Converted options from First Community	—	—
Exercised	(25,351)	17.94
Forfeited	(3,297)	23.53
Expired	(5,767)	17.38
Outstanding at end of year	53,185	$22.00

Exercisable at end of year	53,185	$22.00

The following table summarizes information about stock options outstanding at December 31, 2019:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
$12.57-13.47	7,852	$13.43	0.49		7,852
17.05	308	17.05	0.05		308
23.53	45,025	23.53	6.88		45,025
	53,185	$22.00	5.90	$292	53,185	$292

The Company recorded $0.1 million for the 12 months ended December 31, 2019 and $0.2 million for the 12 months ended December 31, 2018 and 2017 in stock option compensation expense related to the converted options from First Community. As of December 31, 2019, the Company did not have any unrecognized stock option expense.

Restricted Stock Unit Plan

A summary of the changes in the Company’s restricted stock units for the year ended December 31, 2019 is as follows:

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	690,495	$26.14
Granted	216,411	26.73
Dividend equivalents earned	24,127	26.07
Vested	(107,537)	18.54
Forfeited	(45,179)	27.48
Outstanding at end of year	778,317	$27.27

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances. Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On July 5, 2019, under the terms of the 2010 Equity Incentive Plan, the Company granted 185,400 restricted stock units to members of management, and under the terms of the First Community 2016 Equity Incentive Plan, granted 10,644 restricted stock units to members of management who were legacy First Community employees.  As the stock price on the grant date of July 5, 2019 was $26.78, total compensation cost to be recognized is $5.3 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will become 100% vested. Further, the Company granted 8,775 restricted stock units, under the terms of the 2010 Equity Incentive Plan, to the Chairman of the Board.  As the stock price on the grant date of July 5, 2019 was $26.78, total compensation cost to be recognized is $0.2 million.  This cost will be recognized over a period of five years.  Subsequent to the requisite service period, the awards will become 100% vested. Finally, on September 25, 2019, under the terms of the 2010 Equity Incentive Plan, the Company granted 11,592 restricted stock units to a member of management. As the stock price on the grant date of September 25, 2019 was $25.88, total compensation cost to be recognized is $0.3 million. This cost will be recognized over a period of three years.  Subsequent to the requisite service period, the awards will become 100% vested.

A description of restricted stock units granted in 2018 and 2017 under the terms of the 2010 Equity Plan or the First Community 2016 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2018 and 2017.

Deferred Stock Unit Plan

A summary of the changes in the Company’s deferred stock units for the year ended December 31, 2019 is as follows:

	2019
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of year	20,449	$27.93
Granted	20,984	26.78
Dividend equivalents earned	2,685	26.06
Vested	(21,277)	31.05
Forfeited	(1,580)	31.44
Non-vested at end of year	21,261	$23.18
Outstanding at end of year	90,497	$23.38

On July 5, 2019, under the terms of the 2010 Equity Incentive Plan, the Company granted 17,549 deferred stock units to directors, and under the terms of the First Community 2016 Equity Incentive Plan, granted 1,867 deferred stock units to a director who was a legacy First Community director.  In addition, under the terms of the 2010 Equity Incentive Plan, the Company granted 1,568 advisory deferred stock units to advisory directors.  As the stock price on the grant date of July 5, 2019 was $26.78, total compensation cost to be recognized is $0.6 million.  These costs will be recognized over the requisite service period of one year from the date of grant or the next Annual Meeting of Stockholders, whichever is earlier.

A description of deferred stock units granted in 2018 and 2017 under the terms of the 2010 Equity Plan or First Community 2016 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2018 and 2017.

The Company issued 92,996 treasury shares in conjunction with the vesting of restricted stock units and settlement of deferred stock units in 2019. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

The Company recognized $3.8 million, $3.5 million and $2.6 million of compensation expense related to both non-vested restricted stock units and deferred stock units for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $12.2 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.5 years.

Note 15. Transactions with Related Parties

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

The following is an analysis of the changes in loans to related parties as a group during the year ended December 31, 2019 (dollars in thousands):

Balance at beginning of year	$32,794
Change in relationship	17,772
New loans/advances	29,212
Repayments	(26,451)
Balance at end of year	$53,327

Total unused commitments to directors and executive officers were $17.2 million at December 31, 2019.

Note 16. Outstanding Commitments and Contingent Liabilities

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,649,565	$1,398,483
Standby letters of credit	42,581	32,156

Note 17. Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors and interest rate swaps with customers and other third parties.  See “Note 18. Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Swaps Designated as Cash Flow Hedges: Starting in the third quarter of 2019, the Company entered into derivative instruments designated as a cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Change in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

Interest rate swaps with notional amounts totaling $70.0 million as of December 31, 2019 were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $0.3 million is recorded in other liabilities in the Consolidated Financial Statements at December 31, 2019, with changes in fair value recorded net of tax in other comprehensive income. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	December 31, 2019		December 31, 2018
Notional amount	$70,000		$—
Weighted average fixed pay rates	1.80%		—%
Weighted average variable 3 month LIBOR receive rates	1.90%		—%
Weighted average maturity	3.86	yrs	—	yrs
Unrealized gains (losses)	$(200)		$—

Interest income (expense) recorded on these swap transactions were insignificant during the 12 months ended December 31, 2019. The Company expects an insignificant amount of the unrealized gain (loss) to be reclassified from Other Comprehensive Income (“OCI”) to interest expense during the next 12 months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2019.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Year Ended December 31, 2019
	Amount of (gain) loss recognized in OCI	Amount of (gain) loss reclassified from OCI to interest expense
Interest rate contracts	$(202)	$2

The Company pledged $0.3 million in cash to secure its obligation under these contracts at December 31, 2019.

Interest Rate Lock Commitments. At December 31, 2019 and 2018, the Company had issued $69.1 million and $27.2 million, respectively, of unexpired interest rate lock commitments to loan customers.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments.  At December 31, 2019 and 2018, the Company had issued $135.3 million and $48.6 million, respectively, of unexpired forward sales commitments to mortgage loan investors.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Fair value recorded in other assets	$1,046	$624
Fair value recorded in other liabilities	2,187	1,205

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the Consolidated Statements of Income for the 12 months ended December 31, 2019, 2018 and 2017 are summarized as follows (dollars in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Gross gains	$7,003	$3,494	$14,724
Gross (losses)	(6,960)	(3,874)	(13,250)
Net gains (losses)	$43	$(380)	$1,474

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $580.8 million and $243.7 million at December 31, 2019 and 2018, respectively, these contracts support variable rate, commercial loan relationships totaling $290.4 million and $121.8 million, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Fair value recorded in other assets	$12,354	$1,438
Fair value recorded in other liabilities	12,354	1,438

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the Consolidated Statements of Income for the year ended December 31, 2019, 2018 and 2017 are summarized as follows (dollars in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Gross gains	$10,915	$1,176	$262
Gross losses	(10,915)	(1,176)	(262)
Net gains (losses)	$—	$—	$—

The Company pledged $18.1 million in cash to secure its obligation under these contracts at December 31, 2019. The Company pledged $1.0 million in cash to secure its obligation under these contracts at December 31, 2018.

Note 18. Fair Value Measurements

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

Debt securities Available for Sale. Debt securities classified as available for sale are reported at fair value utilizing level 2 measurements. The Company obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$51,737	$—	$51,737
Obligations of U.S. government corporations and agencies	—	163,000	—	163,000
Obligations of states and political subdivisions	—	268,291	—	268,291
Commercial mortgage-backed securities	—	139,287	—	139,287
Residential mortgage-backed securities	—	921,966	—	921,966
Corporate debt securities	—	103,976	—	103,976
Equity securities	—	5,952	—	5,952
Loans held for sale	—	68,699	—	68,699
Derivative assets	—	13,400	—	13,400
Derivative liabilities	—	14,821	—	14,821

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$25,411	$—	$25,411
Obligations of U.S. government corporations and agencies	—	52,342	—	52,342
Obligations of states and political subdivisions	—	170,044	—	170,044
Commercial mortgage-backed securities	—	1,942	—	1,942
Residential mortgage-backed securities	—	315,748	—	315,748
Corporate debt securities	—	132,198	—	132,198
Equity securities	6,169	—	—	6,169
Loans held for sale	—	25,895	—	25,895
Derivative assets	—	2,062	—	2,062
Derivative liabilities	—	2,643	—	2,643

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2019
Impaired loans	$—	$—	$2,686	$2,686
OREO	—	—	55	55
Bank property held for sale	—	—	4,004	4,004

December 31, 2018
Impaired loans	$—	$—	$10,999	$10,999
OREO	—	—	55	55
Bank property held for sale	—	—	1,832	1,832

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
December 31, 2019
Impaired loans	$2,686	Appraisal of collateral	Appraisal adjustments	- 2.9%	to	- 100.0%
				(-57.8)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	4,004	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 6.2%	to	- 71.3%
				(-40.7)%

December 31, 2018
Impaired loans	$10,999	Appraisal of collateral	Appraisal adjustments	- 3.3%	to	- 100.0%
				(-24.1)%
OREO	55	Appraisal of collateral	Appraisal adjustments	- 25.0%	to	- 100.0%
				(-65.0)%
Bank property held for sale	1,832	Appraisal of collateral or real estate listing price	Appraisal adjustments	- 0.0%	to	- 35.1%
				(-28.3)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$529,288	$529,288	$239,973	$239,973
Level 2 inputs:
Debt securities held to maturity	—	—	608,660	603,360
Accrued interest receivable	27,109	27,109	22,314	22,314
Level 3 inputs:
Portfolio loans, net	6,633,501	6,648,560	5,517,780	5,473,063
Mortgage servicing rights	12,326	18,193	3,315	11,051
Other servicing rights	1,071	1,740	781	1,443

Financial liabilities:
Level 2 inputs:
Time deposits	$1,534,850	$1,538,597	$1,497,003	$1,482,301
Securities sold under agreements to repurchase	205,491	205,491	185,796	185,796
Short-term borrowings	8,551	8,552	—	—
Long-term debt	83,600	83,614	50,000	49,873
Junior subordinated debt owed to unconsolidated trusts	71,308	74,153	71,155	65,182
Accrued interest payable	5,000	5,000	6,568	6,568
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,674	40,099	39,539	39,452
Subordinated notes, net of unamortized issuance costs	59,248	61,514	59,147	58,186

In addition to the financial instruments in the above table, the Company owns Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Further, the Company also owns private equity investments, and investments in limited partnerships, limited liability companies and other investments with a carrying value of $25.5 million as of December 31, 2019. These investments are not required to be consolidated and are included in other assets in the Consolidated Financial Statements.

Note 19. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested. At December 31, 2019, 191,278 warrants and 201,029 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents. At December 31, 2018, 191,278 warrants and 172,571 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Earnings per common share have been computed as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Net income	$102,953	$98,928	$62,726
Shares:
Weighted average common shares outstanding	54,852	48,854	42,685
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	280	361	441

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	55,132	49,215	43,126

Basic earnings per common share	$1.88	$2.02	$1.47

Diluted earnings per common share	$1.87	$2.01	$1.45

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Year Ended
	December 31,
	2019			2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$(9,528)	2,716	(6,812)	$(4,777)	1,967	(2,810)	$60	(24)	36
Unrealized holding gains (losses) on debt securities available for sale, net	35,990	(10,251)	25,739	(6,531)	1,861	(4,670)	(3,694)	1,520	(2,174)
Unrealized losses on debt securities transferred from held to maturity to available for sale	(4,537)	1,293	(3,244)	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(733)	210	(523)	1,780	(507)	1,273	(1,143)	471	(672)
Tax Cuts and Jobs Act of 2017 reclassification	—	—	—	—	(605)	(605)	—	—	—
Balance at end of period	$21,192	(6,032)	15,160	$(9,528)	2,716	(6,812)	$(4,777)	1,967	(2,810)

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	—	—	—	—	—	—	—	—	—
Unrealized holding gains (losses) on cash flow hedges, net	(283)	81	(202)	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	3	(1)	2	—	—	—	—	—	—
Balance at end of period	$(280)	80	(200)	$—	—	—	$—	—	—
Total accumulated other comprehensive income (loss)	$20,912	(5,952)	14,960	$(9,528)	2,716	(6,812)	$(4,777)	1,967	(2,810)

Note 21. Operating Segments and Related Information

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Banking	$288,436	$246,999	$9,632,368	$7,656,709
Remittance Processing	8,992	8,992	44,209	39,278
Wealth Management	14,108	11,694	32,760	20,992
Other	—	—	(13,608)	(14,622)
Totals	$311,536	$267,685	$9,695,729	$7,702,357

	Years ended December 31,
	2019	2018	2017
Net interest income:
Banking	$296,754	$248,291	$208,184
Remittance Processing	76	67	60
Wealth Management	—	327	321
Other	(9,607)	(7,279)	(5,199)
Total net interest income	$287,223	$241,406	$203,366

Non-interest income:
Banking	$63,613	$43,197	$47,524
Remittance Processing	16,450	15,876	12,137
Wealth Management	39,075	31,621	27,270
Other	(2,723)	(701)	(2,457)
Total non-interest income	$116,415	$89,993	$84,474

Non-interest expense:
Banking	$211,559	$154,455	$139,521
Remittance Processing	10,990	10,749	8,704
Wealth Management	24,534	19,283	17,079
Other	11,711	8,556	9,122
Total non-interest expense	$258,794	$193,043	$174,426

Income before income taxes:
Banking	$138,401	$132,604	$110,884
Remittance Processing	5,536	5,194	3,493
Wealth Management	14,541	12,665	10,512
Other	(24,040)	(16,536)	(16,778)
Total income before income taxes	$134,438	$133,927	$108,111

Net income:
Banking	$106,409	$97,369	$65,704
Remittance Processing	4,060	3,710	2,007
Wealth Management	11,135	9,372	6,229
Other	(18,651)	(11,523)	(11,214)
Total net income	$102,953	$98,928	$62,726

Note 22. Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for bank branches, ATM locations, and office space with terms extending through 2032. As of December 31, 2019, the Company reported $9.5 million of right of use asset and $9.6 million lease liability in its Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

Year Ended
Lease Costs	December 31, 2019
Operating lease costs	$2,364
Variable lease costs	432
Short-term lease costs	84
Sublease income	-
Net lease cost	$2,880

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$2,296
Operating lease cash flows – Liability reduction	2,010
Right of use assets obtained during the period in exchange for operating lease liabilities	923
Weighted average lease term (in years)	7.20
Weighted average discount rate	3.08%

At December 31, 2019, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $2.9 million, $2.4 million and $3.7 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Rent commitments were as follows (dollars in thousands):

December 31, 2019
2020	$2,408
2021	1,781
2022	1,378
2023	1,221
2024	1,022
Thereafter	2,876
Amounts representing interest	(1,134)
Present value of net future minimum lease payments	$9,552

Note 23. Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below (dollars in thousands).

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$14,952	$72,007
Securities equity investments	5,923	6,162
Investments in subsidiaries:
Bank	1,417,941	1,088,710
Non-bank	806	—
Premises and equipment, net	68	67
Other assets	13,873	6,782
Total assets	$1,453,563	$1,173,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings	$6,000	$—
Long-term debt	48,000	—
Senior notes, net of unamortized issuance costs	39,674	39,539
Subordinated notes, net of unamortized issuance costs	59,248	59,147
Junior subordinated debentures owed to unconsolidated trusts	71,308	71,155
Other liabilities	8,899	8,923
Total liabilities	233,129	178,764

Total stockholders' equity	1,220,434	994,964
Total liabilities and stockholders' equity	$1,453,563	$1,173,728

STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
Operating income:
Dividends from subsidiaries:
Bank	$70,000	$—	$—
Non-bank	—	17,000	4,000
Interest income	441	747	264
Security (losses) gains, net	(759)	2,322	—
Other income	10,224	8,096	6,890
Total operating income	79,906	28,165	11,154

Expense:
Salaries, wages and employee benefits	15,288	13,624	11,398
Interest expense	10,054	8,026	5,464
Operating expense	8,960	6,051	7,060
Total expense	34,302	27,701	23,922

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	45,604	464	(12,768)
Income tax benefit	5,389	5,013	5,553
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	50,993	5,477	(7,215)

Equity in undistributed (in excess of) net income of subsidiaries:
Bank	51,604	103,309	68,635
Non-bank	356	(9,858)	1,306
Net income	$102,953	$98,928	$62,726

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$102,953	$98,928	$62,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	420	232	487
Distributions less than net income of subsidiaries	(51,961)	(93,451)	(69,940)
Net security losses (gains)	759	(2,322)	—
Stock-based compensation	3,997	3,721	2,752
Changes in assets and liabilities:
Decrease (increase) in other assets	(4,279)	13,985	(1,105)
Increase (decrease) in other liabilities	(1,280)	1,341	(2,762)
Net cash provided by (used in) operating Activities	50,609	22,434	(7,842)

Cash Flows from Investing Activities
Purchase of equity securities	(520)	—	—
Net cash (outlay) for business acquisition	(90,722)	—	(61,371)
Purchases of premises and equipment	(31)	(46)	—
Net cash (used in) investing activities	(91,273)	(46)	(61,371)

Cash Flows from Financing Activities
Proceeds from charter amendment with subsidiary bank	—	40,000	40,000
Cash paid for withholding taxes on share based payments	(863)	(817)	(1,414)
Cash dividends paid	(45,171)	(39,010)	(30,707)
Repayments of debt	(6,000)	(5,500)	(9,800)
Proceeds from issuance of debt	60,000	—	98,312
Proceeds from stock options exercised	169	—	626
Purchase of treasury stock	(24,292)	—	—
Common stock issuance costs	(234)	—	(365)
Net cash (used in) provided by financing activities	(16,391)	(5,327)	96,652

Net (decrease) increase in cash and due from subsidiary bank	(57,055)	17,061	27,439
Cash and cash equivalents, beginning of period	72,007	54,946	27,507

Cash and cash equivalents, ending of period	$14,952	$72,007	$54,946

Note 24. Unaudited Interim Financial Data

The following table reflects summarized unaudited quarterly data for the periods described (dollars in thousands, except per share data):

	2019
	December 31	September 30	June 30	March 31
Total interest income	$88,796	$91,691	$91,466	$84,281
Total interest expense	16,860	18,215	18,038	15,898
Net interest income	71,936	73,476	73,428	68,383
Provision for loan losses	2,367	3,411	2,517	2,111
Total non-interest income	31,638	30,936	27,896	25,945
Total non-interest expense	65,490	68,121	68,020	57,163
Income before income taxes	35,717	32,880	30,787	35,054
Income taxes	7,146	8,052	6,702	9,585
Net income	$28,571	$24,828	$24,085	$25,469

Basic earnings per share	$0.52	$0.45	$0.43	$0.48
Diluted earnings per share	$0.52	$0.45	$0.43	$0.48

	2018
	December 31	September 30	June 30	March 31
Total interest income	$74,314	$72,761	$70,325	$68,633
Total interest expense	13,811	11,987	9,953	8,876
Net interest income	60,503	60,774	60,372	59,757
Provision for loan losses	405	758	2,258	1,008
Total non-interest income	22,852	21,853	22,802	22,486
Total non-interest expense	48,769	45,929	47,305	51,040
Income before income taxes	34,181	35,940	33,611	30,195
Income taxes	8,891	9,081	8,749	8,278
Net income	$25,290	$26,859	$24,862	$21,917

Basic earnings per share	$0.52	$0.55	$0.51	$0.45
Diluted earnings per share	$0.51	$0.55	$0.51	$0.45

Exhibit Index

Exhibit Number	Description of Exhibit
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

*4.2	Description of the Company’s securities

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

10.5†

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
10.8†

Employment Agreement by and between Main Street Trust, Inc. and Robert F. Plecki, dated July 30, 2007 (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.9

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Warrant to Purchase Common Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission No. 0-15950), and incorporated herein by reference)

10.10†

Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.11†

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.12†

Robert F. Plecki First Amendment to Employment Agreement, dated December 16, 2008 (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.13†

First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Appendix C to First Busey’s definitive proxy statement filed with the Commission on April 17, 2015 (Commission No. 0-15950). and incorporated herein by reference)

10.14†

Employment Agreement by and among First Busey Corporation, FirsTech, Inc. and Howard Mooney, dated February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.15†

Employment Agreement by and among First Busey Corporation, Busey Bank and Curt Anderson, dated February 1, 2014 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 8, 2016 (Commission No. 0-15950), and incorporated herein by reference)

10.16†

First Busey Corporation Executive Deferred Compensation Plan (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2015, filed with the Commission on May 8, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.17†

Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.18†

First Busey Corporation Employee Stock Purchase Plan (filed as Exhibit 4.2 to First Busey’s Form S-8 filed with the Commission on June 22, 2010 (Commission No. 333-167683), and incorporated herein by reference)

10.19†

Pulaski Financial Corp. 2002 Stock Option Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 17, 2001 (Commission No. 000-24571), and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.20†

Pulaski Financial Corp. 2006 Long-Term Incentive Plan (filed as Appendix A to Pulaski Financial Corp.’s definitive proxy statement filed with the Commission on December 30, 2005 (Commission No. 000-24571), and incorporated herein by reference)

10.21†

First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.11 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041) and incorporated herein by reference)

10.22†

First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.12 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041) and incorporated herein by reference)

10.23†

Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.8 to First Community’s Form 10-K for the year ended December 31, 2015, filed with the Commission on March 14, 2016 (Commission No. 001-37505) and incorporated herein by reference)

10.24†

Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.25†

First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.4 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.26†

First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.27†

Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.7 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.28†

Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.8 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811) and incorporated herein by reference)

10.29†

Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.30†

Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on August 7, 2018 (Commission No. 0-15950), and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.31†

Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on August 7, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.32

Amended and Restated Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of January 29, 2019 (filed as Exhibit 10.1 to Form 8-K dated January 29, 2019, filed with the Commission on January 31, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.33†

Jeffrey D. Jones Employment Agreement, dated July 26, 2019 (filed as Exhibit 10.1 to First Busey’s Form 8-K dated July 26, 2019, filed with the Commission on July 26, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.34†

Robin N. Elliott Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.1 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.35†

Amy L. Randolph Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.2 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.36†

John J. Powers Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.3 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.37†

Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.4 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

*21.1	List of Subsidiaries of First Busey Corporation

*23.1	Consent of RSM US LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description of Exhibit
101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: February 27, 2020

FIRST BUSEY CORPORATION
	BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer
(Principal Executive Officer)

	BY	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN A. DUKEMAN	President and Chief Executive Officer; Director	February 27, 2020
Van A. Dukeman	(Principal Executive Officer)

/s/ JEFFREY D. JONES	Chief Financial Officer	February 27, 2020
Jeffrey D. Jones	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Chairman	February 27, 2020
Gregory B. Lykins

/s/ GEORGE BARR	Director	February 27, 2020
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 27, 2020
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 27, 2020
Michael D. Cassens

/s/ DAVID J. DOWNEY	Director	February 27, 2020
David J. Downey

/s/ KAREN M. JENSEN	Director	February 27, 2020
Karen M. Jensen

Signature	Title	Date
/s/ FREDERIC L. KENNEY	Director	February 27, 2020
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 27, 2020
Stephen V. King

/s/ GEORGE T. SHAPLAND	Director	February 27, 2020
George T. Shapland

/s/ THOMAS G. SLOAN	Director	February 27, 2020
Thomas G. Sloan