Form 10-Q
period 2020-03-31
FIRST BUSEY CORP /NV/
filed 2020-05-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $.001 par value	BUSE	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2020
Common Stock, $.001 par value	54,401,208

FIRST BUSEY CORPORATION

FORM 10-Q

March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and due from banks	$133,695	$136,546
Interest-bearing deposits	209,153	392,742
Total cash and cash equivalents	342,848	529,288

Debt securities available for sale	1,765,945	1,648,257
Equity securities	4,936	5,952
Loans held for sale, at fair value	89,943	68,699
Portfolio loans (net of allowance 2020 $84,384; 2019 $53,748)	6,661,115	6,633,501
Premises and equipment, net	149,772	151,267
Right of use asset	9,074	9,490
Goodwill	311,536	311,536
Other intangible assets, net	59,036	61,593
Cash surrender value of bank owned life insurance	174,495	173,595
Other assets	152,705	102,551
Total assets	$9,721,405	$9,695,729
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,910,673	$1,832,619
Interest-bearing	6,062,560	6,069,777
Total deposits	7,973,233	7,902,396

Securities sold under agreements to repurchase	167,250	205,491
Short-term borrowings	21,358	8,551
Long-term debt	35,595	83,600
Senior notes, net of unamortized issuance costs	39,708	39,674
Subordinated notes, net of unamortized issuance costs	59,273	59,248
Junior subordinated debt owed to unconsolidated trusts	71,347	71,308
Lease liability	9,150	9,552
Other liabilities	126,906	95,475
Total liabilities	8,503,820	8,475,295

Outstanding commitments and contingent liabilities (see Notes 10 and 15)

Stockholders’ Equity
Common stock, $.001 par value, authorized 66,666,667 shares; 55,910,733 shares issued	56	56
Additional paid-in capital	1,249,301	1,248,216
Accumulated deficit	(27,599)	(14,813)
Accumulated other comprehensive income (loss)	33,101	14,960
Total stockholders’ equity before treasury stock	1,254,859	1,248,419

Treasury stock at cost, 1,509,525 and 1,121,961 shares, respectively	(37,274)	(27,985)
Total stockholders’ equity	1,217,585	1,220,434
Total liabilities and stockholders’ equity	$9,721,405	$9,695,729

Common shares outstanding at period end	54,401,208	54,788,772

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Interest income:
Interest and fees on loans	$72,536	$71,789
Interest and dividends on investment securities:
Taxable interest income	9,508	10,184
Non-taxable interest income	1,151	1,076
Other interest income	1,238	1,232
Total interest income	84,433	84,281
Interest expense:
Deposits	12,227	12,500
Federal funds purchased and securities sold under agreements to repurchase	408	583
Short-term borrowings	67	191
Long-term debt	423	579
Senior notes	400	400
Subordinated notes	731	731
Junior subordinated debt owed to unconsolidated trusts	744	914
Total interest expense	15,000	15,898
Net interest income	69,433	68,383
Provision for credit losses	17,216	2,111
Net interest income after provision for credit losses	52,217	66,272
Non-interest income:
Wealth management fees	11,555	9,029
Fees for customer services	8,361	8,097
Remittance processing	3,753	3,780
Mortgage revenue	1,381	1,945
Income on bank owned life insurance	1,057	978
Net gains (losses) on sales of securities	1,574	(174)
Unrealized (losses) gains recognized on equity securities	(987)	216
Other income	823	2,074
Total non-interest income	27,517	25,945
Non-interest expense:
Salaries, wages and employee benefits	34,003	32,341
Data processing	4,395	4,401
Net occupancy expense of premises	4,715	4,202
Furniture and equipment expenses	2,449	2,095
Professional fees	1,824	3,187
Amortization of intangible assets	2,557	2,094
Other expense	10,571	8,843
Total non-interest expense	60,514	57,163
Income before income taxes	19,220	35,054
Income taxes	3,856	9,585
Net income	$15,364	$25,469

Basic earnings per common share	$0.28	$0.48
Diluted earnings per common share	$0.28	$0.48
Dividends declared per share of common stock	$0.22	$0.21

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net income	$15,364	$25,469
Other comprehensive income:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(8,589) and $(1,940), respectively	21,497	4,859
Net unrealized losses on debt securities transferred from held to maturity to available for sale, net of taxes of $- and $(1,364), respectively	—	3,416
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $448 and $(52), respectively	(1,108)	132
Net change in unrealized gains (losses) on debt securities available for sale	20,389	8,407

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding (losses) gains on cash flow hedges, net of taxes of $892 and $-, respectively	(2,237)	—
Reclassification adjustment for realized losses (gains) on cash flow hedges included in net income, net of taxes of $4 and $-, respectively	(11)	—
Net change in unrealized gains (losses) on derivative instruments	(2,248)	—
Net change in accumulated other comprehensive income (loss)	18,141	8,407
Total comprehensive income	$33,505	$33,876

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
For the Three Months Ended March 31, 2020
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434
Cumulative effect of change in accounting principle	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	15,364	—	—	15,364
Other comprehensive income	—	—	—	—	18,141	—	18,141
Repurchase of stock	(407,850)	—	—	—	—	(9,672)	(9,672)
Issuance of treasury stock for employee stock purchase plan	14,236	—	(38)	—	—	269	231
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	5,509	—	(179)	—	—	104	(75)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	541	—	(10)	—	—	10	—
Cash dividends common stock at $0.22 per share	—	—	—	(12,055)	—	—	(12,055)
Stock dividend equivalents restricted stock units at $0.22 per share	—	—	173	(173)	—	—	—
Stock-based compensation	—	—	1,139	—	—	—	1,139
Balance, March 31, 2020	54,401,208	$56	$1,249,301	$(27,599)	$33,101	$(37,274)	$1,217,585

For the Three Months Ended March 31, 2019
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964
Net income	—	—	—	25,469	—	—	25,469
Other comprehensive income	—	—	—	—	8,407	—	8,407
Stock issued in acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Issuance of treasury stock for employee stock purchase plan	11,731	—	50	—	—	222	272
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	9,070	—	(171)	—	—	171	—
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	3,838	—	(72)	—	—	72	—
Cash dividends common stock at $0.21 per share	—	—	—	(10,266)	—	—	(10,266)
Stock dividend equivalents restricted stock units at $0.21 per share	—	—	161	(161)	—	—	—
Stock-based compensation	—	—	1,014	—	—	—	1,014
Balance, March 31, 2019	55,624,627	$56	$1,247,340	$(57,125)	$1,595	$(5,725)	$1,186,141

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$15,364	$25,469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,216	2,111
Amortization of intangible assets	2,557	2,094
Amortization of mortgage servicing rights	1,276	536
Depreciation and amortization of premises and equipment	3,165	2,684
Net amortization (accretion) of premium (discount) on portfolio loans	(2,487)	(2,694)
Net amortization (accretion) of premium (discount) on investment securities	1,869	1,355
Net amortization (accretion) of premium (discount) on time deposits	(374)	(333)
Net amortization (accretion) of premium (discount) on Federal Home Loan Bank ("FHLB") advances and other borrowings	93	34
Impairment of other real estate owned ("OREO")	—	36
Impairment of mortgage servicing rights	177	—
Change in fair value of equity securities, net	987	(216)
(Gain) loss on sales of securities, net	(1,556)	183
(Gain) loss on sale of loans, net	(3,900)	(2,141)
(Gain) loss on sale of OREO	1	(3)
(Gain) loss on sale of premises and equipment	37	24
(Gain) loss on life insurance proceeds	(14)	—
Realized (gain) loss on preferred stock and equity securities	(18)	(8)
Provision for deferred income taxes	1,722	1,751
Stock-based and non-cash compensation	1,139	1,014
Decrease in deferred compensation	—	(466)
Increase in cash surrender value of bank owned life insurance	(1,043)	(978)
Mortgage loans originated for sale	(182,203)	(83,950)
Proceeds from sales of mortgage loans	165,008	93,463
Net change in operating assets and liabilities:
Decrease (increase) in other assets	991	2,228
(Decrease) increase in other liabilities	(1,194)	(5,943)
Net cash (used in) provided by operating activities	$18,813	$36,250

Cash Flows from Investing Activities
Purchases of debt securities available for sale	(273,992)	(125,464)
Proceeds from sales of equity securities	29	958
Proceeds from sales of debt securities available for sale	—	141,798
Proceeds from paydowns and maturities of debt securities held to maturity	—	13,822
Proceeds from paydowns and maturities of debt securities available for sale	158,536	43,435
Net cash (received) paid in acquisitions	—	(49,387)
Net change in loans	(64,338)	(72,655)
Cash paid for premiums on bank-owned life insurance	(111)	—
Purchases of premises and equipment	(2,314)	(1,065)
Proceeds from life insurance	274	—
Proceeds from disposition of premises and equipment	607	—
Proceeds from sale of OREO	81	147
Net cash (used in) provided by investing activities	$(181,228)	$(48,411)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cash Flows from Financing Activities
Net change in deposits	$71,211	$75,034
Net change in federal funds purchased and securities sold under agreements to repurchase	(38,241)	(19,318)
Proceeds from other borrowings	20,000	60,000
Repayment of other borrowings	(54,000)	(1,500)
Net change in short-term FHLB advances	(1,193)	(1,121)
Cash dividends paid	(12,055)	(10,266)
Purchase of treasury stock	(9,672)	—
Cash paid for withholding taxes on share-based payments	(75)	—
Common stock issuance costs	—	(234)
Net cash (used in) provided by financing activities	$(24,025)	$102,595

Net (decrease) increase in cash and cash equivalents	(186,440)	90,434
Cash and cash equivalents, beginning of period	529,288	239,973

Cash and cash equivalents, ending of period	$342,848	$330,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$14,391	$14,876
Income taxes	500	690

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	578	577
Transfer of debt securities held to maturity to available for sale	—	573,639

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Financial Statement Presentation

When preparing these unaudited consolidated financial statements of First Busey Corporation and its subsidiaries (“First Busey,” “Company,” “we,” or “our”), a Nevada corporation, we have assumed that you have read the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). These interim unaudited consolidated financial statements serve to update our 2019 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Impacts of COVID-19

First Busey is positioned to execute its mission as an essential community resource during these challenging times. The coronavirus disease 2019 (“COVID-19”) is not only impacting health and safety around the world, it is causing significant economic disruption for both individuals and businesses, making the Company’s promise of support even more important to customers. In the face of the challenges and risks posed by COVID-19, the Company remains resolute in its focus on protecting the strength and flexibility of its balance sheet. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations during the quarter ended March 31, 2020. Going forward, COVID-19 can be expected to have a complex and significant adverse impact on the economy, the banking industry and First Busey in future fiscal periods, all subject to a high degree of uncertainty as it relates to both timing and severity. Primary areas of impact in the future for First Busey may include margin compression, increased provision expense, a deterioration in asset quality and decreased wealth management fees and fees for customer services.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended March 31, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Use of Estimates

In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes and the determination of the allowance.

Impact of recently adopted accounting standards

On January 1, 2020, First Busey adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

First Busey adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP which includes a change in terminology from Allowance/Provision for Loan Losses to Allowance/Provision for Credit Losses. First Busey recorded a net decrease to retained earnings of $15.9 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. This transition adjustment included $12.0 million in allowance for credit losses on loans and $3.9 million in reserve for off-balance-sheet credit exposures.

First Busey adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. In accordance with ASC 326, the amortized cost basis of PCD assets were adjusted to reflect an allowance for credit losses for any remaining credit discount. Subsequent changes in expected cash flows will be adjusted through the allowance for credit losses. The noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.

The following table illustrates the impact of ASC 326 (dollars in thousands):

	January 1, 2020
			Pre-tax
	Post ASC 326	Pre-ASC 326	impact of ASC 326
	Adoption	Adoption	Adoption
Assets:
Allowance
Commercial	$19,006	$18,291	$715
Commercial real estate	30,496	21,190	9,306
Real estate construction	6,158	3,204	2,954
Retail real estate	13,787	10,495	3,292
Retail other	1,134	568	566
Total allowance for credit losses	$70,581	$53,748	$16,833

Liabilities:
Reserve for off-balance-sheet credit exposures	$5,492	—	5,492

Allowance-debt securities available for sale

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, the Company must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, the Company will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded allowance, if applicable, and recognizing any incremental impairment through earnings. If the Company does not intend to sell the security nor believes it more likely than not will be required to sell the security before the fair value recovers to the amortized cost basis, the Company must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.

The Company considers the following factors in assessing whether the decline is due to a credit loss:

●	Extent to which the fair value is less than the amortized cost basis.
●	Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors).
●	Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.
●	Failure of the issuer of the security to make scheduled interest or principal payments.
●	Any changes to the rating of the security by a rating agency.

Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. The impairment is recognized by establishing an allowance for credit losses through provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes.

Accrued interest receivable for debt securities available for sale totaled $6.8 million at March 31, 2020 and is excluded from the estimate of credit losses. Accrued interest receivable is reported in Other Assets on the unaudited Consolidated Balance Sheets.

Allowance – portfolio loans

The allowance for credit losses is a significant estimate in the Company’s unaudited Consolidated Balance Sheet, affecting both earnings and capital. The allowance for credit losses is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. Portfolio loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries do not exceed the aggregate of amounts previously charged-off. The allowance for credit losses is established through provision for credit loss expense charged to income.

A loan’s amortized cost basis is comprised of the unpaid principal balance of the loan, accrued interest receivable, purchase premiums or discounts, and net deferred origination fees or costs. The Company has estimated its allowance on the amortized cost basis, exclusive of accrued interest receivable. The Company writes-off uncollectible accrued interest receivable in a timely manner and has elected to not measure an allowance for accrued interest receivable. The Company presents the aggregate amount of accrued interest receivable for all financial instruments in other assets on the unaudited Consolidated Balance Sheets and the balance of accrued interest receivable is disclosed in “Note 14: Fair Value Measurements.”

Its methodology influences, and is influenced by, the Company’s overall credit risk management processes. The allowance for credit losses is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwiring standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information. At implementation, the Company selected an 8 quarter forecast period with an immediate reversion to historical loss rates as management felt this period could be reasonably forecasted and was consistent with forecast periods used in other areas of finance. During the first quarter of 2020, the Company reduced its reasonable and supportable forecast period from 8 quarters to 4 quarters. Due to rapidly changing forecasts around the impact of COVID-19, the Company does not believe it has the ability to incorporate reasonable and supportable forecasts into its CECL models extending beyond 4 quarters.

Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.

Reserve for Off-balance-sheet credit exposures

In estimating expected credit losses for off-balance-sheet credit exposures, the Company is required to estimate expected credit losses over the contractual period in which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancelable for accounting purposes, the Company must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans. The Company incorporates a probability of funding and utilizes the allowance for credit losses loss rates to calculate the reserve. The reserve for off-balance-sheet credit exposure is carried on the balance sheet in other liabilities rather than as a component of the allowance. The reserve for off-balance-sheet credit exposure is adjusted as a provision for off-balance-sheet credit exposure reported as a component of non-interest expense in the accompanying unaudited Consolidated Statement of Income.

Note 2: Acquisitions

The Banc Ed Corp.

On January 31, 2019, the Company completed its acquisition of The Banc Ed Corp. (“Banc Ed”). TheBANK of Edwardsville (“TheBANK”), Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019 when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank.

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

First Busey did not incur any expenses related to the acquisition of Banc Ed for the three months ended March 31, 2020. First Busey incurred $1.0 million in pre-tax expenses related to the acquisition of Banc Ed for the three months ended March 31, 2019, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statement of Income.

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

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2019, as if the acquisition had occurred January 1, 2019.  The pro forma results combine the historical results of Banc Ed into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share amounts):

Pro Forma
Three Months Ended
March 31, 2019
Total revenues (net interest income plus non-interest income)	$100,652
Net income	27,390
Diluted earnings per common share	0.49

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

First Busey incurred $0.1 million in pre-tax expenses related to the acquisition of IST for the three months ended March 31, 2020, which is reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income. First Busey incurred $0.2 million in pre-tax expenses related to the acquisition of IST for the three months ended March 31, 2019, primarily for professional and legal fees, which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income.

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2020:	Cost	Gains	Losses	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$44,545	$849	$—	$—	$45,394
Obligations of U.S. government corporations and agencies	87,787	2,829	(42)	—	90,574
Obligations of states and political subdivisions	278,741	6,359	(353)	—	284,747
Commercial mortgage-backed securities	239,284	6,139	(2)	—	245,421
Residential mortgage-backed securities	966,805	34,071	(19)	—	1,000,857
Corporate debt securities	99,061	528	(637)	—	98,952
Total	$1,716,223	$50,775	$(1,053)	$—	$1,765,945

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$51,472	$265	$—	$51,737
Obligations of U.S. government corporations and agencies	160,364	2,684	(48)	163,000
Obligations of states and political subdivisions	262,492	5,810	(11)	268,291
Commercial mortgage-backed securities	137,733	1,700	(146)	139,287
Residential mortgage-backed securities	912,308	10,282	(624)	921,966
Corporate debt securities	102,696	1,280	—	103,976
Total	$1,627,065	$22,021	$(829)	$1,648,257

The amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Debt securities available for sale
	Amortized	Fair
March 31, 2020:	Cost	Value
Due in one year or less	$142,273	$142,758
Due after one year through five years	275,344	282,349
Due after five years through ten years	244,765	252,843
Due after ten years	1,053,841	1,087,995
Total	$1,716,223	$1,765,945

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Gross security gains	$1,561	$—
Gross security (losses)	(5)	(183)
Net gains (losses) on sales of securities(1)	$1,556	$(183)
(1)	Net (losses) gains on sales of securities reported on the unaudited Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $647.8 million and $704.4 million on March 31, 2020 and December 31, 2019, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	6,006	(42)	—	—	6,006	(42)
Obligations of states and political subdivisions	15,445	(353)	—	—	15,445	(353)
Commercial mortgage-backed securities	8,522	(2)	—	—	8,522	(2)
Residential mortgage-backed securities	626	(5)	1,417	(14)	2,043	(19)
Corporate debt securities	41,117	(637)	—	—	41,117	(637)
Total temporarily impaired securities	$71,716	$(1,039)	$1,417	$(14)	$73,133	$(1,053)

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	6,362	(48)	—	—	6,362	(48)
Obligations of states and political subdivisions(1)	4,981	(11)	1,548	—	6,529	(11)
Commercial mortgage-backed securities	33,322	(144)	2,044	(2)	35,366	(146)
Residential mortgage-backed securities	78,326	(245)	50,259	(379)	128,585	(624)
Corporate debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$122,991	$(448)	$53,851	$(381)	$176,842	$(829)
(1)	Unrealized losses for 12 months or more, gross, was less than one thousand dollars.

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. As of March 31, 2020, the Company’s debt security portfolio consisted of 1,143 securities. The total number of debt securities in the investment portfolio in an unrealized loss position as of March 31, 2020 was 45 and represented an unrealized loss of 1.42% of the aggregate fair value. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes, at March 31, 2020. As of March 31, 2020, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio loans

The distribution of portfolio loans is as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Commercial	$1,767,191	$1,748,368
Commercial real estate	2,825,003	2,793,417
Real estate construction	448,313	401,861
Retail real estate	1,656,628	1,693,769
Retail other	48,364	49,834
Portfolio loans	$6,745,499	$6,687,249

Allowance	(84,384)	(53,748)
Portfolio loans, net	$6,661,115	$6,633,501

Net deferred loan origination costs included in the table above were $6.4 million as of March 31, 2020 and $6.2 million as of December 31, 2019. Net accretable purchase accounting adjustments included in the table above reduced loans by $17.7 million as of March 31, 2020 and $20.2 million as of December 31, 2019.

During the first quarter of 2020, the Company purchased $43.9 million of retail real estate loans.

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

The following table is a summary of risk grades segregated by category of portfolio loans. March 31, 2020 includes purchase discounts and clearings in the pass rating. December 31, 2019 excludes purchase discounts and clearings. (dollars in thousands):

	March 31, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,481,538	$150,303	$85,231	$42,727	$7,392
Commercial real estate	2,509,301	178,151	100,365	28,245	8,941
Real estate construction	415,302	28,808	3,222	699	282
Retail real estate	1,624,543	13,075	3,652	6,387	8,971
Retail other	48,273	—	—	5	86
Total	$6,078,957	$370,337	$192,470	$78,063	$25,672

	December 31, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,458,416	$172,526	$66,337	$41,273	$9,096
Commercial real estate	2,477,398	186,963	105,487	26,204	9,178
Real estate construction	351,923	45,262	3,928	737	630
Retail real estate	1,661,691	9,125	5,355	7,001	8,935
Retail other	47,698	—	—	—	57
Total	$5,997,126	$413,876	$181,107	$75,215	$27,896

Risk grades of portfolio loans, further sorted by origination year at March 31, 2020 is as follows (dollars in thousand):

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial:
Risk rating
Pass	$183,585	$217,732	$158,089	$136,995	$84,025	$129,623	$571,489	$1,481,538
Watch	11,686	29,396	17,424	10,367	4,617	12,958	63,855	150,303
Special Mention	12,010	5,723	1,918	7,316	7,148	15,166	35,950	85,231
Substandard	2,860	6,108	4,640	5,646	1,939	1,425	20,109	42,727
Substandard non-accrual	—	3,245	1,871	541	997	738	—	7,392
Total commercial	$210,141	$262,204	$183,942	$160,865	$98,726	$159,910	$691,403	$1,767,191
Commercial real estate:
Risk rating
Pass	$154,317	$597,120	$485,314	$551,251	$262,300	$425,072	$33,927	$2,509,301
Watch	20,142	61,908	37,717	19,038	19,039	17,375	2,932	178,151
Special Mention	15,788	15,758	18,964	14,042	6,810	28,508	495	100,365
Substandard	2,802	12,855	3,741	6,211	1,884	637	115	28,245
Substandard non-accrual	—	1,345	3,813	1,484	564	1,735	—	8,941
Total commercial real estate	$193,049	$688,986	$549,549	$592,026	$290,597	$473,327	$37,469	$2,825,003
Real estate construction:
Risk rating
Pass	$26,489	$204,437	$139,119	$20,465	$412	$1,534	$22,846	$415,302
Watch	10,936	12,936	2,582	2,140	214			28,808
Special Mention	2,367	703	—	—	152	—	—	3,222
Substandard	—	—	655	44	—	—	—	699
Substandard non-accrual	—	—	275	—	—	7	—	282
Total real estate construction	$39,792	$218,076	$142,631	$22,649	$778	$1,541	$22,846	$448,313
Retail real estate:
Risk rating
Pass	$51,441	$201,517	$199,235	$204,376	$184,629	$381,085	$402,260	$1,624,543
Watch	296	3,599	1,893	441	1,034	736	5,076	13,075
Special Mention	108	—	180	—	2,001	1,363	—	3,652
Substandard	—	1,285	447	537	761	2,904	453	6,387
Substandard non-accrual	100	209	863	486	254	5,541	1,518	8,971
Total retail real estate	$51,945	$206,610	$202,618	$205,840	$188,679	$391,629	$409,307	$1,656,628
Retail other:
Risk rating
Pass	$6,126	$13,896	$9,331	$4,942	$1,601	$1,419	$10,958	$48,273
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	5	5
Substandard non-accrual	16	47	—	3	17	—	3	86
Total retail other	$6,142	$13,943	$9,331	$4,945	$1,618	$1,419	$10,966	$48,364

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	March 31, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,047	$—	$—	$7,392
Commercial real estate	690	387	159	8,941
Real estate construction	—	—	—	282
Retail real estate	6,910	997	1,287	8,971
Retail other	107	12	94	86
Total	$8,754	$1,396	$1,540	$25,672

	December 31, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,075	$1,014	$199	$9,096
Commercial real estate	2,653	3,121	584	9,178
Real estate construction	19	—	—	630
Retail real estate	5,021	1,248	828	8,935
Retail other	52	68	—	57
Total	$8,820	$5,451	$1,611	$27,896

The gross interest income that would have been recorded in the three months ended March 31, 2020 and 2019 if non-accrual loans and 90+ days past due loans had been current in accordance with their original terms was $0.5 million and $0.7 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2020 and 2019.

A summary of troubled debt restructurings (“TDR”) loans is as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019
In compliance with modified terms	$4,949	$5,005
30 — 89 days past due	—	—
Included in non-performing loans	1,686	702
Total	$6,635	$5,707

There were no loans newly classified as TDRs in compliance with modified terms during the three months ended March 31, 2020. Loans newly classified as a TDR in compliance with modified terms during the three months ended March 31, 2019 consisted of one commercial modification for short-term payment relief, with an amortized cost of $3.1 million. Commercial non-performing loans of $0.5 million and commercial real estate non-performing loans of $0.7 million were newly classified as TDRs included in non-performing loans for short-term payment relief during the three months ended March 31, 2020.

The gross interest income that would have been recorded in the three months ended March 31, 2020 and 2019 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the prior twelve months that were subsequently classified as non-performing and had payment defaults during the three months ended March 31, 2020 or 2019.

At March 31, 2020, the Company had $1.3 million of residential real estate in the process of foreclosure.

The following tables provide details of loans evaluated individually, segregated by category. With the adoption of CECL, the Company only evaluated loans with disparate risk characteristics on an individual basis. The unpaid contractual principal balance represents the customer outstanding balance excluding any partial charge-offs. The amortized cost represents customer balances net of any partial charge-offs recognized on the loan. The average amortized cost is calculated using the most recent four quarters (dollars in thousands).

	March 31, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$11,795	$3,751	$3,671	$7,422	$2,822	$11,493
Commercial real estate	11,992	9,111	1,206	10,317	642	15,226
Real estate construction	579	562	—	562	—	888
Retail real estate	7,642	6,597	474	7,071	474	12,767
Retail other	—	—	—	—	—	34
Total	$32,008	$20,021	$5,351	$25,372	$3,938	$40,408

	December 31, 2019
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$14,415	$4,727	$5,026	$9,753	$3,330	$13,774
Commercial real estate	14,487	9,883	2,039	11,922	1,049	16,678
Real estate construction	1,116	974	—	974	—	873
Retail real estate	15,581	13,898	474	14,372	474	14,003
Retail other	87	58	—	58	—	42
Total	$45,686	$29,540	$7,539	$37,079	$4,853	$45,370

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. They are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of March 31, 2020, there were $13.5 million of collateral dependent loans which are secured by real estate or business assets.

Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2010-2019. As of March 31, 2020, the Company expects the markets in which it operates to experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.

The following table details activity in the allowance. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended March 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	5,673	6,526	889	4,037	91	17,216
Charged-off	(2,042)	(1,099)	—	(708)	(299)	(4,148)
Recoveries	88	44	146	338	119	735
Ending balance	$22,725	$35,967	$7,193	$17,454	$1,045	$84,384

	As of and for the Three Months Ended March 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	1,793	(1,089)	2	1,357	48	2,111
Charged-off	(1,807)	(15)	—	(517)	(130)	(2,469)
Recoveries	183	64	82	192	104	625
Ending balance	$17,998	$20,097	$2,807	$9,503	$510	$50,915

The following table presents the allowance and amortized cost of portfolio loans by category (dollars in thousands):

	As of March 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance
Ending balance attributed to:
Loans individually evaluated for impairment	$2,822	$642	$—	$474	$—	$3,938
Loans collectively evaluated for impairment	19,903	35,325	7,193	16,980	1,045	80,446
Ending balance	$22,725	$35,967	$7,193	$17,454	$1,045	$84,384

Loans:
Loans individually evaluated for impairment	$7,414	$8,452	$307	$6,618	$—	$22,791
Loans collectively evaluated for impairment	1,759,769	2,814,686	447,751	1,649,557	48,364	6,720,127
PCD loans evaluated for impairment	8	1,865	255	453	—	2,581
Ending balance	$1,767,191	$2,825,003	$448,313	$1,656,628	$48,364	$6,745,499

	As of December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance
Ending balance attributed to:
Loans individually evaluated for impairment	$3,330	$1,049	$—	$474	$—	$4,853
Loans collectively evaluated for impairment	14,961	20,141	3,204	10,021	568	48,895
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

Loans:
Loans individually evaluated for impairment	$9,740	$10,018	$539	$13,676	$58	$34,031
Loans collectively evaluated for impairment	1,738,615	2,781,495	400,887	1,679,397	49,776	6,650,170
PCI loans evaluated for impairment	13	1,904	435	696	—	3,048
Ending balance	$1,748,368	$2,793,417	$401,861	$1,693,769	$49,834	$6,687,249

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Demand deposits, noninterest-bearing	$1,910,673	$1,832,619
Interest-bearing transaction deposits	1,982,137	1,989,854
Saving deposits and money market deposits	2,598,410	2,545,073
Time deposits	1,482,013	1,534,850
Total	$7,973,233	$7,902,396

The Company held brokered saving deposits and money market deposits of $13.8 million and $12.5 million at March 31, 2020 and December 31, 2019, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $833.8 million and $854.1 million at March 31, 2020 and December 31, 2019, respectively. The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $329.9 million and $297.4 million at March 31, 2020 and December 31, 2019, respectively. The Company held brokered time deposits of $5.2 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the scheduled maturities of time deposits are as follows (dollars in thousands):

April 1, 2020 - March 31, 2021	$970,198
April 1, 2021 - March 31, 2022	300,817
April 1, 2022 - March 31, 2023	105,097
April 1, 2023 - March 31, 2024	76,896
April 1, 2024 - March 31, 2025	28,994
Thereafter	11
$1,482,013

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

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement providing for a $60.0 million term loan (the “Term Loan”) with a maturity date of November 30, 2023. The Term Loan had an annual interest rate of one-month LIBOR plus a spread of 1.50%. The proceeds of the Term Loan were used to fund the cash consideration related to the acquisition of Banc Ed. The Company, at its option, repaid the balance of the Term Loan during the first quarter of 2020.

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. Subsequent to quarter end on April 24, 2020, the revolving loan facility maturity was extended one year to April 30, 2021 with an annual interest rate of one-month LIBOR plus a spread of 1.75%. The revolving facility incurs a non-usage fee based on the undrawn amount. At March 31, 2020 the Company had $20.0 million outstanding under the revolving facility. The Company had no outstanding balance under the revolving facility on December 31, 2019.

Long-term debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019
Notes payable, FHLB, ranging in original maturity from 5 to 10 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$35,595	$35,600
Term Loan	—	48,000
Total long-term borrowings	$35,595	$83,600

As of March 31, 2020, long-term debt from the FHLB consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.05% to 3.04%. The weighted average rate on the long-term advances was 0.52% as of March 31, 2020. As of December 31, 2019, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.25% to 3.04%. The weighted average rate on the long-term advances was 1.53% as of December 31, 2019.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.3 million and $0.7 million, respectively, at March 31, 2020. Unamortized debt issuance costs related to the senior notes and subordinated notes totaled $0.3 million and $0.8 million, respectively, at December 31, 2019.

Note 7: Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Net income	$15,364	$25,469
Shares:
Weighted average common shares outstanding	54,662	53,277
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	251	301

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	54,913	53,578

Basic earnings per common share	$0.28	$0.48

Diluted earnings per common share	$0.28	$0.48

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested. At March 31, 2020, 204,277 outstanding restricted stock units, 39,965 outstanding stock options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents. At March 31, 2019, 172,571 outstanding restricted stock equivalents, 49,646 outstanding stock options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended
	March 31,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$21,192	$(6,032)	$15,160	$(9,528)	$2,716	$(6,812)
Unrealized holding gains (losses) on debt securities available for sale, net	30,086	(8,589)	21,497	6,799	(1,940)	4,859
Unrealized gains on debt securities transferred from held to maturity to available for sale	—	—	—	4,780	(1,364)	3,416
Amounts reclassified from accumulated other comprehensive income, net	(1,556)	448	(1,108)	184	(52)	132
Balance at end of period	$49,722	$(14,173)	$35,549	$2,235	$(640)	$1,595

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	(280)	80	(200)	—	—	—
Unrealized holding gains (losses) on cash flow hedges, net	(3,129)	892	(2,237)	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(15)	4	(11)	—	—	—
Balance at end of period	$(3,424)	$976	$(2,448)	$—	$—	$—
Total accumulated other comprehensive income (loss)	$46,298	$(13,197)	$33,101	$2,235	$(640)	$1,595

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

As further described in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, dated April 9, 2020, the Company’s stockholders will consider adoption of the First Busey Corporation 2020 Equity Incentive Plan, which the Company’s board of directors approved on March 25, 2020, at the 2020 Annual Meeting.

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the three months ended March 31, 2020 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of period	53,185	$22.00
Exercised	(5,280)	23.26
Forfeited	—	—
Expired	(88)	17.05
Outstanding at end of period	47,817	$21.87	5.58
Exercisable at end of period	47,817	$21.87	5.58

The Company did not record any stock option compensation expense for the three months ended March 31, 2020. The Company recorded an insignificant amount of stock option compensation expense for the three months ended March 31, 2019.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2020, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	778,317	$27.27	21,261	$23.18
Granted	3,808	26.26	—	—
Dividend equivalents earned	6,612	25.50	780	25.50
Vested	(8,249)	29.50	—	—
Forfeited	(9,559)	28.96	(597)	25.50
Non-vested at end of period	770,929	$27.21	21,444	$23.20
Outstanding at end of period	770,929	$27.21	91,278	$23.40

Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances. Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

On February 5, 2020, under the terms of the 2010 Equity Incentive Plan, the Company granted 3,808 restricted stock units to a member of management.  As the stock price on the grant date of February 5, 2020 was $26.26, total compensation cost to be recognized is $0.1 million.  This cost will be recognized over a period of three years. Subsequent to the requisite service period, the awards will become 100% vested.

The Company recognized $1.1 million and $1.0 million of compensation expense related to both non-vested restricted stock units and deferred stock units for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $10.9 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.3 years.

As of March 31, 2020, 552,157 shares remain available for issuance pursuant to the Company’s 2010 Equity Incentive Plan, 31,057 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan and 313,136 shares remain available for issuance pursuant to the First Community 2016 Equity Incentive Plan.

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,628,461	$1,649,565
Standby letters of credit	42,774	42,581

Upon adoption of CECL, the Company recorded a $5.5 million reserve for unfunded commitments. During the first quarter of 2020, the Company recorded additional provision of $1.0 million in other non-interest expense for a total unfunded reserve of $6.5 million as of March 31, 2020.

Note 11: Regulatory Capital

The Company and Busey Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of March 31, 2020 and December 31, 2019, all capital ratios of the Company and Busey Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2020 that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. Under this interim final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our allowance for loan losses, retained earnings, and average total consolidated assets from January 1, 2020 through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,046,689	13.85%	$604,488	8.00%	$755,610	10.00%
Busey Bank	$1,012,447	13.42%	$603,538	8.00%	$754,422	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$921,827	12.20%	$453,366	6.00%	$604,488	8.00%
Busey Bank	$947,583	12.56%	$452,653	6.00%	$603,538	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$847,827	11.22%	$340,025	4.50%	$491,147	6.50%
Busey Bank	$947,583	12.56%	$339,490	4.50%	$490,374	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$921,827	9.89%	$372,696	4.00%	N/A	N/A
Busey Bank	$947,583	10.19%	$371,799	4.00%	$464,749	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,036,143	14.03%	$590,826	8.00%	$738,532	10.00%
Busey Bank	$1,099,449	14.92%	$589,681	8.00%	$737,101	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$922,395	12.49%	$443,120	6.00%	$590,826	8.00%
Busey Bank	$1,045,701	14.19%	$442,261	6.00%	$589,681	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$848,395	11.49%	$332,340	4.50%	$480,046	6.50%
Busey Bank	$1,045,701	14.19%	$331,696	4.50%	$479,116	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$922,395	9.88%	$373,360	4.00%	N/A	N/A
Busey Bank	$1,045,701	11.19%	$373,639	4.00%	$467,049	5.00%

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

Note 12: Operating Segments and Related Information

The Company has three reportable operating segments: Banking, Remittance Processing and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois, the St. Louis, Missouri metropolitan area, southwest Florida and through its banking center in Indianapolis, Indiana. The Remittance Processing operating segment provides for online bill payments, lockbox and walk-in payments. The Wealth Management operating segment provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services and farm and brokerage services.

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Banking	$288,436	$288,436	$9,654,171	$9,632,368
Remittance Processing	8,992	8,992	44,744	44,209
Wealth Management	14,108	14,108	36,204	32,760
Other	—	—	(13,714)	(13,608)
Totals	$311,536	$311,536	$9,721,405	$9,695,729

	Three Months Ended March 31,
	2020	2019
Net interest income:
Banking	$71,573	$70,638
Remittance Processing	19	18
Wealth Management	—	—
Other	(2,159)	(2,273)
Total net interest income	$69,433	$68,383

Non-interest income:
Banking	$13,168	$12,783
Remittance Processing	4,069	4,181
Wealth Management	11,709	9,133
Other	(1,429)	(152)
Total non-interest income	$27,517	$25,945

Non-interest expense:
Banking	$48,515	$45,171
Remittance Processing	2,903	2,764
Wealth Management	6,974	5,564
Other	2,122	3,664
Total non-interest expense	$60,514	$57,163

Income before income taxes:
Banking	$19,010	$36,139
Remittance Processing	1,185	1,435
Wealth Management	4,735	3,569
Other	(5,710)	(6,089)
Total income before income taxes	$19,220	$35,054

Net income:
Banking	$14,924	$26,665
Remittance Processing	860	1,025
Wealth Management	3,599	2,641
Other	(4,019)	(4,862)
Total net income	$15,364	$25,469

Note 13: Derivative Financial Instruments

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

Interest rate swaps with notional amounts totaling $70.0 million as of March 31, 2020 and December 31, 2019 were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $3.4 million and $0.3 million is recorded in other liabilities in the unaudited consolidated financial statements at March 31, 2020 and December 31, 2019, respectively, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	March 31, 2020		December 31, 2019
Notional amount	$70,000		$70,000
Weighted average fixed pay rates	1.80%		1.80%
Weighted average variable 3 month LIBOR receive rates	0.77%		1.90%
Weighted average maturity	3.61	yrs	3.86	yrs
Unrealized gains (losses), net of tax	$(2,448)		$(200)

Interest income (expense) recorded on these swap transactions were insignificant during the three months ended March 31, 2020. The Company expects $0.2 million of the unrealized loss to be reclassified from Other Comprehensive Income (Loss) (“OCI”) to interest expense during the next 12 months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2020.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the period presented (dollars in thousands):

	Three Months Ended March 31, 2020
	Amount of (gain) loss recognized in OCI	Amount of (gain) loss reclassified from OCI to interest income
Interest rate contracts	$2,237	$(11)

The Company pledged $3.3 million and $0.3 million in cash to secure its obligation under these contracts at March 31, 2020 and December 31, 2019, respectively.

Interest Rate Lock Commitments. At March 31, 2020 and December 31, 2019, the Company had issued $268.7 million and $69.1 million, respectively, of unexpired interest rate lock commitments to loan customers. Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At March 31, 2020 and December 31, 2019, the Company had issued $353.6 million and $135.3 million, respectively, of unexpired forward sales commitments to mortgage loan investors. Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic

815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements. While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Fair value recorded in other assets	$5,146	$1,046
Fair value recorded in other liabilities	7,344	2,187

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Gross gains	$6,670	$1,078
Gross (losses)	(7,344)	(1,118)
Net gains (losses)	$(674)	$(40)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $650.2 million and $580.8 million at March 31, 2020 and December 31, 2019, respectively, these contracts support variable rate, commercial loan relationships totaling $325.1 million and $290.4 million, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Fair value recorded in other assets	$35,832	$12,354
Fair value recorded in other liabilities	35,832	12,354

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and non-interest expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Gross gains	$23,478	$3,713
Gross losses	(23,478)	(3,713)
Net gains (losses)	$—	$—

The Company pledged $36.5 million and $18.1 million in cash to secure its obligation under these contracts at March 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$45,394	$—	$45,394
Obligations of U.S. government corporations and agencies	—	90,574	—	90,574
Obligations of states and political subdivisions	—	284,747	—	284,747
Commercial mortgage-backed securities	—	245,421	—	245,421
Residential mortgage-backed securities	—	1,000,857	—	1,000,857
Corporate debt securities	—	98,952	—	98,952
Equity securities	—	4,936	—	4,936
Loans held for sale	—	89,943	—	89,943
Derivative assets	—	40,978	—	40,978
Derivative liabilities	—	46,600	—	46,600

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$51,737	$—	$51,737
Obligations of U.S. government corporations and agencies	—	163,000	—	163,000
Obligations of states and political subdivisions	—	268,291	—	268,291
Commercial mortgage-backed securities	—	139,287	—	139,287
Residential mortgage-backed securities	—	921,966	—	921,966
Corporate debt securities	—	103,976	—	103,976
Equity securities	—	5,952	—	5,952
Loans held for sale	—	68,699	—	68,699
Derivative assets	—	13,400	—	13,400
Derivative liabilities	—	14,821	—	14,821

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans Evaluated Individually. The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, the fair value of individually evaluated collateral dependent loans have been classified as level 3.

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2020
Loans evaluated individually	$—	$—	$1,413	$1,413
OREO	—	—	55	55
Bank property held for sale	—	—	3,413	3,413

December 31, 2019
Loans evaluated individually	$—	$—	$2,686	$2,686
OREO	—	—	55	55
Bank property held for sale	—	—	4,004	4,004

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
March 31, 2020
Loans evaluated individually	$1,413	Appraisal of collateral	Appraisal adjustments	-0.3% to -100% (-69.6)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-65.0)%
Bank property held for sale	3,413	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-27.3)%

December 31, 2019
Loans evaluated individually	$2,686	Appraisal of collateral	Appraisal adjustments	-2.9% to -100% (-57.8)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-65.0)%
Bank property held for sale	4,004	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -71.3% (-40.7)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$342,848	$342,848	$529,288	$529,288
Level 2 inputs:
Accrued interest receivable	27,310	27,310	27,109	27,109
Level 3 inputs:
Portfolio loans, net	6,661,115	6,687,117	6,633,501	6,648,560
Mortgage servicing rights	11,776	13,968	12,326	18,193
Other servicing rights	1,070	1,632	1,071	1,740

Financial liabilities:
Level 2 inputs:
Time deposits	$1,482,013	$1,490,835	$1,534,850	$1,538,597
Securities sold under agreements to repurchase	167,250	167,250	205,491	205,491
Short-term borrowings	21,358	21,364	8,551	8,552
Long-term debt	35,595	35,811	83,600	83,614
Junior subordinated debt owed to unconsolidated trusts	71,347	72,749	71,308	74,153
Accrued interest payable	5,609	5,609	5,000	5,000
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,708	40,441	39,674	40,099
Subordinated notes, net of unamortized issuance costs	59,273	60,950	59,248	61,514

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for banking centers, ATM locations, and office space with terms extending through 2032. As of March 31, 2020, the Company reported $9.1 million of right-of-use asset and $9.2 million lease liability in its unaudited Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2020	2019
Operating lease costs	$620	$533
Variable lease costs	171	111
Short-term lease costs	15	15
Sublease income	-	-
Net lease cost	$806	$659

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$611	$513
Operating lease cash flows – Liability reduction	530	463
Right of use assets obtained during the period in exchange for operating lease liabilities	128	—
Weighted average lease term (in years)	6.51	8.33
Weighted average discount rate	3.05%	3.11%

At March 31, 2020, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.8 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Rent commitments were as follows (dollars in thousands):

Three Months Ended
March 31, 2020
Remainder of 2020	$1,830
2021	1,814
2022	1,411
2023	1,254
2024	1,022
Thereafter	2,876
Amounts representing interest	(1,057)
Present value of net future minimum lease payments	$9,150

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three months ended March 31, 2020 and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in this on Form 10-Q, as well as the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2019.

EXECUTIVE SUMMARY

Impact of COVID-19

In the face of the challenges and risks posed by COVID-19, the Company remains resolute in its focus on protecting the strength and flexibility of its balance sheet. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations during the quarter ended March 31, 2020. Going forward, COVID-19 can be expected to have a complex and significant adverse impact on the economy, the banking industry and First Busey in future fiscal periods, all subject to a high degree of uncertainty as it relates to both timing and severity.  Primary areas of impact in the future for First Busey may include margin compression, increased provision expense, a deterioration in credit quality and decreased wealth management fees and fees for customer services.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are delivered in Illinois, Missouri, Indiana and Florida. In Illinois, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 21, 2020 and is currently effective through May 30, 2020. In Missouri, the Governor ordered individuals to stay at home, and imposed limitations on gathering sizes applicable to businesses. This order went into effect on April 3, 2020 and expired May 3, 2020. In Indiana, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 24, 2020 and expired May 3, 2020. In Florida, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on April 3, 2020 and expired May 3, 2020. In each of these states the Governors ordered the gradual opening of businesses and easing of travel restrictions. To support the efforts of public health authorities and to curtail the spread of COVID-19, the Company suspended lobby access at its branches on March 19, 2020 and began servicing in-person customers exclusively from its drive-up windows.

Each state has experienced a dramatic increase in unemployment claims as a result of the curtailment of business activities and these levels are expected to rise further. To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, but we anticipate that similar effects will occur on a more delayed basis in smaller communities, where our banking operations are focused.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020.

●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program, or PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Further, the statement made it clear that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above are expected to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, transportation, long-term healthcare and retail industries will continue to endure significant economic distress, which has, and will continue to, cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and could adversely impact the value of collateral pledged to Busey Bank. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected.

Our Response

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey is offering a Financial Relief Program to qualifying customers designed to alleviate some of the hardships that they may face as a result of COVID-19 and the resulting economic impacts, offering solutions for all types of customers—including retail, personal loan and mortgage—as well as commercial clients and small businesses. The program includes options for loan payment deferrals as well as certain fee waivers.

●	First Busey has served as a bridge for the PPP, actively helping existing and new business customers sign up for this important financial resource. First Busey has funded $734.4 million in loans under this program for 3,552 customers as of May 4, 2020.

●	First Busey established a COVID-19 crisis leadership team that meets daily to assess, refine and continually execute on the various phases and challenges related to this pandemic.

●	First Busey initiated its pandemic response plan, expanding social-distancing practices and remote work capabilities to ensure the safety of its associates. The Company has also instituted a new Emergency Sick Leave policy for all full-time and part-time associates.

●	First Busey suspended lobby access at its branches on March 19, 2020 and began servicing in-person customers exclusively from its drive-up windows.

●	First Busey suspended share repurchases under its share repurchase plan on March 16, 2020.

Operating Results

First Busey’s net income for the first quarter of 2020 was $15.4 million, or $0.28 per diluted common share, as compared to $28.6 million, or $0.52 per diluted common share, for the fourth quarter of 2019 and $25.5 million, or $0.48 per diluted common share, for the first quarter of 2019. Adjusted net income(1) for the first quarter of 2020 was $15.5 million, or $0.28 per diluted common share, as compared to $31.8 million, or $0.57 per diluted common share, for the fourth quarter of 2019 and $26.6 million, or $0.50 per diluted common share, for the first quarter of 2019. For the first quarter of 2020, annualized return on average assets and annualized return on average tangible common equity(1) were 0.64% and 7.30%, respectively. Based on adjusted net income(1), annualized return on average assets was 0.64% and annualized return on average tangible common equity(1) was 7.36% for the first quarter of 2020.

On January 1, 2020, the Company adopted the CECL methodology. During the first quarter of 2020, the Company recorded provision for credit losses of $17.2 million and provision for unfunded commitments of $1.0 million primarily driven by economic factors around COVID-19.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for the first quarter of 2020 were $0.1 million of expenses related to acquisitions. The Company believes that non-GAAP measures (including adjusted net income, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible book value, tangible book value per share and return on average tangible common equity), facilitate the assessment of its financial results and peer comparability. A reconciliation of these non-GAAP measures is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

On January 31, 2019, the Company completed its acquisition of Banc Ed. TheBANK, Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019 when it was merged with and into Busey Bank.

(1)	A non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Banking Center Markets

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

Busey Bank has 13 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. 16 of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

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

The following tables show our Consolidated Average Balance Sheets (dollars in thousands), detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods shown. All average information is provided on a daily average basis.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Three Months Ended March 31,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$358,740	1,238	1.39%	$220,471	$1,232	2.27%
Investment securities:
U.S. Government obligations	190,812	1,091	2.30%	333,101	2,066	2.52%
Obligations of states and political subdivisions(1)	271,995	2,014	2.98%	266,283	1,937	2.95%
Other securities	1,275,757	7,859	2.48%	1,122,631	7,544	2.73%
Loans held for sale	61,963	477	3.10%	17,249	167	3.93%
Portfolio loans(1), (2)	6,658,277	72,484	4.38%	6,128,661	72,012	4.77%
Total interest-earning assets(1), (3)	$8,817,544	$85,163	3.88%	$8,088,396	$84,958	4.26%

Cash and due from banks	118,502			106,155
Premises and equipment	151,214			138,157
Allowance	(69,862)			(51,427)
Other assets	670,779			584,361
Total assets	$9,688,177			$8,865,642

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$1,989,478	$2,413	0.49%	$1,698,592	$2,478	0.59%
Savings and money market deposits	2,571,469	3,265	0.51%	2,204,884	2,704	0.50%
Time deposits	1,521,025	6,549	1.73%	1,689,019	7,318	1.76%
Federal funds purchased and repurchase agreements	182,280	408	0.90%	204,529	583	1.16%
Borrowings (4)	176,655	1,621	3.69%	195,911	1,901	3.93%
Junior subordinated debt issued to unconsolidated trusts	71,310	744	4.20%	71,156	914	5.21%
Total interest-bearing liabilities	$6,512,217	$15,000	0.93%	$6,064,091	$15,898	1.06%

Net interest spread(1)			2.95%			3.20%

Noninterest-bearing deposits	1,842,743			1,616,913
Other liabilities	115,057			74,766
Stockholders’ equity	1,218,160			1,109,872
Total liabilities and stockholders’ equity	$9,688,177			$8,865,642

Interest income / earning assets(1), (3)	$8,817,544	$85,163	3.88%	$8,088,396	$84,958	4.26%
Interest expense / earning assets	$8,817,544	$15,000	0.68%	$8,088,396	$15,898	0.80%
Net interest margin(1)		$70,163	3.20%		$69,060	3.46%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.7 million for the three months ended March 31, 2020 and 2019.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds and Net Interest Margin

Total average interest-earning assets increased $729.1 million, or 9.0%, to $8.8 billion for the three months ended March 31, 2020, as compared to $8.1 billion for the same period in 2019. Total average interest-bearing liabilities increased $448.1 million, or 7.4%, to $6.5 billion for the three months ended March 31, 2020, as compared to $6.1 billion for the same period in 2019. Average noninterest-bearing deposits increased $225.8 million, or 14.0%, to $1.8 billion for the three months ended March 31, 2020, as compared to $1.6 billion for the same period of 2019.

Net interest income, on a tax-equivalent basis, increased $1.1 million, or 1.6%, to $70.2 million for the three months ended March 31, 2020 as compared to $69.1 million for the same period of 2019.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.20% for the three months ended March 31, 2020, compared to 3.46% for the same period of 2019.  Excluding purchase accounting accretion,(1) the net interest margin for the three months ended March 31, 2020 was 3.07%, a decrease from 3.31% for the same period in 2019.

The Federal Open Market Committee (“FOMC”) lowered Federal Funds Target Rates for the first time in 11 years on July 31, 2019 and then again on September 18, 2019 and October 30, 2019, for a combined decrease of 75 basis points during 2019. In response to the potential economic risks posed by COVID-19, the FOMC took further action during the first quarter of 2020, lowering the Federal Funds Target Rate by 50 basis points on March 3, 2020, followed by an additional 100 basis point reduction on March 15, 2020. These rate cuts contributed to the decline in net interest margin, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities.

The quarterly net interest margins were as follows:

	2020	2019
First Quarter	3.20%	3.46%
Second Quarter	—%	3.43%
Third Quarter	—%	3.35%
Fourth Quarter	—%	3.27%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.95% for the three months ended March 31, 2020 compared to 3.20% in the same period of 2019.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies. However, as a result of the reductions in the target interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and margin will decline in future periods. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2019 Form 10-K for a description of accounting policies underlying the recognition of interest income and expense.

(1)	A non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Non-Interest Income

(dollars in thousands):

	Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Wealth management fees	$11,555	$9,029	$2,526	28.0%
Fees for customer services	8,361	8,097	264	3.3%
Remittance processing	3,753	3,780	(27)	(0.7)%
Mortgage revenue	1,381	1,945	(564)	(29.0)%
Income on bank owned life insurance	1,057	978	79	8.1%
Net gains on sales of securities	1,574	(174)	1,748	NM %
Unrealized (losses) gains recognized on equity securities	(987)	216	(1,203)	(556.9)%
Other income	823	2,074	(1,251)	(60.3)%
Total non-interest income	$27,517	$25,945	$1,572	6.1%

NM=Not Meaningful

Total non-interest income of $27.5 million for the first quarter of 2020 increased as compared to $25.9 million in the first quarter of 2019. Revenues from wealth management fees and remittance processing activities represented 55.6% of the Company’s non-interest income for the quarter ended March 31, 2020, providing a complement to spread-based revenue from traditional banking activities.

Wealth management fees were $11.6 million for the first quarter of 2020, an increase from $9.0 million for the first quarter of 2019. First Busey’s Wealth Management division ended the first quarter of 2020 with $8.93 billion in assets under care, a 7.9% decrease from $9.70 billion at December 31, 2019 as a result of market volatility related to COVID-19, which may impact fees in future quarters. The Wealth Management division experienced new customer inflows, net of redemptions, of $18.8 million during the first quarter of 2020.

Fees for customer services increased 3.3% for the three months ended March 31, 2020 compared to the same period of 2019. Evolving regulations, product changes and changing behaviors of our customer base impact fees for customer services. Fee waivers provided in connection with the Company’s Financial Relief Program, as well as lower customer transaction volumes as a result of COVID-19 related measures undertaken that limit economic activity, may have a negative impact on fee income in future quarters.

Remittance processing revenue from the Company’s subsidiary, FirsTech, was $3.8 million for the first quarter of 2020 and 2019. Remittance processing adds important diversity to our revenue stream while widening the array of service offerings available to our larger commercial clients within our footprint and nationally.

Mortgage revenue of $1.4 million in the first quarter of 2020 decreased compared to $1.9 million in the first quarter of 2019.

Other income decreased to $0.8 million for the first quarter of 2020 compared to $2.1 million in the first quarter of 2019.  The decrease is largely attributable to a new market tax credit amortization, which is offset in income taxes.

Non-Interest Expense

(dollars in thousands):

	Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Salaries, wages and employee benefits	$34,003	$32,341	$1,662	5.1%
Data processing	4,395	4,401	(6)	(0.1)%
Net occupancy expense of premises	4,715	4,202	513	12.2%
Furniture and equipment expenses	2,449	2,095	354	16.9%
Professional fees	1,824	3,187	(1,363)	(42.8)%
Amortization of intangible assets	2,557	2,094	463	22.1%
Other expense	10,571	8,843	1,728	19.5%
Total non-interest expense	$60,514	$57,163	$3,351	5.9%

Income taxes	$3,856	$9,585	$(5,729)	(59.8)%
Effective rate on income taxes	20.1%	27.3%

Efficiency ratio	59.7%	58.0%
Full-time equivalent employees as of period-end	1,507	1,589

Total non-interest expense of $60.5 million for the three months ended March 31, 2020 increased as compared to $57.2 million for the same period in 2019. The Company remains focused on expense discipline and expects expense reductions in response to COVID-19 as well as remaining expense savings to be realized on prior acquisitions in future quarters.

Salaries, wages and employee benefits were $34.0 million in the first quarter of 2020, an increase from $32.3 million from the first quarter of 2019. The number of total full-time equivalents at March 31, 2020 was 1,507 compared to 1,531 at December 31, 2019 and 1,589 at March 31, 2019.

Data processing expense was $4.4 million in the first quarter of 2020 and 2019.

Combined net occupancy expense of premises and furniture and equipment expenses was $7.2 million for the three months ended March 31, 2020 and $6.3 million for the three months ended March 31, 2019. Acquisitions during 2019 contributed to this expense category due to the addition of several facilities. The Company continues to evaluate its banking center network.

Amortization of intangible assets increased to $2.6 million for the three months ended March 31, 2020 compared to $2.1 million for the three months ended March 31, 2019 as a result of increases in intangible asset balances from acquisitions in 2019.

Other expense in the first quarter of 2020 of $10.6 million increased compared to $8.8 million in the first quarter of 2019 due partially to the inclusion of a $1.0 million provision for unfunded commitments.

The effective income tax rate of 20.1% for the three months ended March 31, 2020, was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits, including an Illinois new market tax credit. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  At March 31, 2020, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for its 2009 to 2016 income tax filings.

The efficiency ratio(1) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio was 59.69% for the quarter ended March 31, 2020 compared to 60.54% for the quarter ended December 31, 2019 and 57.99% for the quarter ended March 31, 2019. The adjusted efficiency ratio(1) was 59.54% for the quarter ended March 31, 2020, 57.02% for the quarter ended December 31, 2019, and 56.43% for the quarter ended March 31, 2019. The Company remains focused on expense discipline.

(1)	Non-GAAP financial measures, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet Items (dollars in thousands):

	March 31,	December 31,
	2020	2019	$ Change	% Change
Assets
Debt securities available for sale	$1,765,945	$1,648,257	$117,688	7.1%
Portfolio loans, net	6,661,115	6,633,501	27,614	0.4%

Total assets	$9,721,405	$9,695,729	$25,676	0.3%

Liabilities
Deposits:
Noninterest-bearing	$1,910,673	$1,832,619	$78,054	4.3%
Interest-bearing	6,062,560	6,069,777	(7,217)	(0.1)%
Total deposits	$7,973,233	$7,902,396	$70,837	0.9%

Securities sold under agreements to repurchase	$167,250	$205,491	$(38,241)	(18.6)%
Short-term borrowings	21,358	8,551	12,807	149.8%
Long-term debt	35,595	83,600	(48,005)	(57.4)%
Senior notes, net of unamortized issuance costs	39,708	39,674	34	0.1%
Subordinated notes, net of unamortized issuance costs	59,273	59,248	25	0.0%
Junior subordinated debt owed to unconsolidated trusts	71,347	71,308	39	0.1%

Total liabilities	$8,503,820	$8,475,295	$28,525	0.3%

Stockholders’ equity	$1,217,585	$1,220,434	$(2,849)	(0.2)%

Portfolio Loans

The Company believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of Busey Bank. The Company attempts to utilize government-assisted lending programs, such as the SBA and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate and guaranteed by individuals. The loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a regular basis. Management routinely (at least quarterly) reviews the Company’s allowance in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors, in addition to location, duration, a sound and profitable cash flow basis and the borrower’s character, include the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

As a matter of policy and practice, the Company limits the level of concentration exposure in any particular loan segment and maintains a well-diversified loan portfolio. In anticipation of the potential risks associated with COVID-19, the Company took actions in early March 2020 to increase the vigilance and escalate the monitoring of susceptible industry sectors and exposures within its portfolio. The Company anticipates that organic loan growth will slow in the future quarters as a result of COVID-19 and the related impact to economic conditions in the Company’s market areas.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans and retail other loans. A description of each of the lending areas can be found in the Company’s 2019 Form 10-K. The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	March 31, 2020
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,237,535	$460,354	$19,795	$49,507	$1,767,191
Commercial real estate	1,811,998	700,659	147,352	164,994	2,825,003
Real estate construction	205,768	144,789	25,610	72,146	448,313
Retail real estate	1,123,874	389,307	100,078	43,369	1,656,628
Retail other	42,891	2,462	1,558	1,453	48,364
Portfolio loans	$4,422,066	$1,697,571	$294,393	$331,469	$6,745,499

Allowance					(84,384)
Portfolio loans, net					$6,661,115

	December 31, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,220,088	$457,416	$20,589	$50,275	$1,748,368
Commercial real estate	1,782,442	679,217	150,935	180,823	2,793,417
Real estate construction	168,621	139,540	20,311	73,389	401,861
Retail real estate	1,139,173	412,811	99,976	41,809	1,693,769
Retail other	44,158	2,535	1,611	1,530	49,834
Portfolio loans	$4,354,482	$1,691,519	$293,422	$347,826	$6,687,249

Allowance					(53,748)
Portfolio loans, net					$6,633,501

Portfolio loans increased $58.3 million, or 0.9%, as of March 31, 2020 compared to December 31, 2019, as a result of organic loan growth. Commercial balances (consisting of commercial, commercial real estate and real estate construction loans) increased $96.9 million from December 31, 2019. Retail real estate and retail other loans decreased $38.6 million from December 31, 2019.

Allowance and Provision for Credit Losses

The allowance for credit losses is a significant estimate in the Company’s unaudited Consolidated Balance Sheet, affecting both earnings and capital. Its methodology influences, and is influenced by, Busey Bank’s overall credit risk management processes. The allowance for credit losses is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The allowance for credit losses is established through provision for credit loss expense charged to income.

The Company calculates the allowance for credit losses at each reporting date. The Company recognizes an allowance for the lifetime expected credit losses for the amount the Company does not expect to collect. Subsequent changes in expected credit losses are recognized immediately in earnings. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2010-2019. As of March 31, 2020, the Company expects the markets in which it operates to experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.

When a determination is made by management to charge-off a loan balance, a write-off is charged against the allowance for credit losses.  Net charge-offs totaled $3.4 million for the quarter ended March 31, 2020 compared to $1.6 million and $1.8 million for the quarters ended December 31, 2019 and March 31, 2019, respectively.  The increase for the quarter ended March 31, 2020 was largely attributable to the charge-off of one credit relationship that had been on non-accrual with a specific reserve of $2.7 million at December 31, 2019.

During the first quarter of 2020, the Company recorded provision for credit losses of $17.2 million and provision for unfunded commitments of $1.0 million primarily driven by economic factors around COVID-19.

With the adoption of CECL, the allowance as a percentage of portfolio loans was 1.25% at March 31, 2020, as compared to 0.80% at December 31, 2019 and 0.78% at March 31, 2019. The allowance as a percentage of non-performing loans increased to 310.10% at March 31, 2020 compared to 182.15% at December 31, 2019 and 139.17% at March 31, 2019.

The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors. If economic conditions deteriorate further than current forecast factors as a result of COVID-19, the Company would expect the provision for credit losses to increase in future periods.

Non-performing Loans and Non-performing Assets

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

Typically, loans are secured by collateral. When a loan is classified as non-accrual and determined to be collateral dependent, it is appropriately reserved or charged down through the allowance to the fair value of our interest in the underlying collateral less estimated costs to sell. Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning key asset quality metrics as of each of the dates indicated (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Loans 30-89 days past due	$10,150	$14,271	$12,434	$18,040	$10,780

Non-accrual loans	25,672	27,896	31,827	32,816	36,230
Loans 90+ days past due and still accruing	1,540	1,611	1,276	258	356
Total non-performing loans	27,212	29,507	33,103	33,074	36,586
OREO	3,553	3,057	926	936	921
Total non-performing assets	$30,765	$32,564	$34,029	$34,010	$37,507

Performing restructured loans not included above	$4,949	$5,005	$8,778	$8,609	$11,311
Allowance	84,384	53,748	52,965	51,375	50,915

Allowance to portfolio loans	1.25%	0.80%	0.79%	0.79%	0.78%
Allowance to non-performing loans	310.1%	182.2%	160.0%	155.3%	139.2%
Non-performing assets to total assets	0.32%	0.34%	0.35%	0.35%	0.39%
Non-performing loans to portfolio loans	0.40%	0.44%	0.50%	0.51%	0.56%
Non-performing assets to portfolio loans and OREO	0.46%	0.49%	0.51%	0.52%	0.58%

Loans 30-89 days past due were $10.2 million as of March 31, 2020, a decrease from $14.3 million as of December 31, 2019, and $10.8 million as of March 31, 2019. Non-performing loans totaled $27.2 million as of March 31, 2020, a decrease from $29.5 million as of December 31, 2019, and $36.6 million as of March 31, 2019. Continued disciplined credit management resulted in non-performing loans as a percentage of total loans of 0.40% at March 31, 2020 as compared to 0.44% at December 31, 2019 and 0.56% at March 31, 2019.

If economic conditions deteriorate further as a result of COVID-19, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as individually evaluated, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Potential problem loans totaled $77.3 million at March 31, 2020, compared to $74.6 million at December 31, 2019. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2020, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of March 31, 2020, the Company had additional capacity to borrow from the FHLB and Federal Reserve of $1.5 billion and $529.0 million, respectively.

The Company plans on pledging PPP loans as collateral to either the FHLB, Federal Reserve Discount Window or the Paycheck Protection Program Liquidity Facility to increase the availability to borrow against any potential short-term funding needs due to the increased volume of loans due to the Company’s participation in the PPP.

As of March 31, 2020, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of March 31, 2020 and December 31, 2019, we had outstanding loan commitments and standby letters of credit of $1.7 billion. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most directly comparable GAAP financial measures, specifically total net interest income in the case of pre-provision net revenue, net income in the case of adjusted net income, adjusted earnings per share and adjusted return on average assets, total net interest income in the case of adjusted net interest margin, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity, appears below (dollars in thousands, except per share data). The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Pre-Provision Net Revenue

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Net interest income	$69,433	$71,936	$68,383
Non-interest income	27,517	31,638	25,945
Less net losses/gains on sales of securities and unrealized losses/gains recognized on equity securities	(587)	(605)	(42)
Non-interest expense	(60,514)	(65,490)	(57,163)
Pre-provision net revenue	$35,849	$37,479	$37,123

Acquisition and other restructuring expenses	145	3,652	1,479
Provision for unfunded commitments	1,017	—	—
New Market Tax Credit amortization	1,200	—	—
Adjusted: pre-provision net revenue	$38,211	$41,131	$38,602

Average total assets	$9,688,177	$9,713,858	$8,865,642

Reported: Pre-provision net revenue to average assets(1)	1.49%	1.53%	1.70%
Adjusted: Pre-provision net revenue to average assets(1)	1.59%	1.68%	1.77%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Earnings Per Share and Return on Average Assets

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Net income	$15,364	$28,571	$25,469
Acquisition expenses
Salaries, wages, and employee benefits	—	367	—
Data processing	—	1,017	7
Lease or fixed asset impairment	—	165	—
Other (includes professional and legal)	145	879	1,205
Other restructuring costs
Salaries, wages, and employee benefits	—	38	—
Data processing	—	351	100
Fixed asset impairment	—	1,861	—
Other (includes professional and legal)	—	796	167
MSR valuation impairment	—	(1,822)	—
Related tax benefit	(30)	(441)	(334)
Adjusted net income	$15,479	$31,782	$26,614

Dilutive average common shares outstanding	54,913,329	55,363,258	53,577,935

Reported: Diluted earnings per share	$0.28	$0.52	$0.48
Adjusted: Diluted earnings per share	0.28	0.57	0.50

Average total assets	$9,688,177	$9,713,858	$8,865,642

Reported: Return on average assets(1)	0.64%	1.17%	1.17%
Adjusted: Return on average assets(1)	0.64%	1.30%	1.22%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Reported: Net interest income	$69,433	$71,936	$68,383
Tax-equivalent adjustment	730	781	677
Purchase accounting accretion	(2,827)	(2,983)	(2,994)
Adjusted: Net interest income	$67,336	$69,734	$66,066

Average interest-earning assets	$8,817,544	$8,810,505	$8,088,396

Reported: Net interest margin(1)	3.20%	3.27%	3.46%
Adjusted: Net Interest margin(1)	3.07%	3.14%	3.31%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Reported: Net Interest income	$69,433	$71,936	$68,383
Tax-equivalent adjustment	730	781	677
Tax-equivalent interest income	$70,163	$72,717	$69,060

Reported: Non-interest income	27,517	31,638	25,945
Less net losses/gains on sales of securities and unrealized losses/gains recognized on equity securities	(587)	(605)	(42)
Adjusted: Non-interest income	$26,930	$31,033	$25,903

Reported: Non-interest expense	60,514	65,490	57,163
Amortization of intangible assets	(2,557)	(2,681)	(2,094)
Non-operating adjustments:
Salaries, wages, and employee benefits	—	(405)	—
Data processing	—	(1,368)	(107)
Other	(145)	(1,879)	(1,372)
Adjusted: Non-interest expense	$57,812	$59,157	$53,590

Reported: Efficiency ratio	59.69%	60.54%	57.99%
Adjusted: Efficiency ratio	59.54%	57.02%	56.43%

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(dollars in thousands)

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Total Assets	$9,721,405	$9,695,729	$9,537,334
Goodwill and other intangible assets, net	(370,572)	(373,129)	(377,739)
Tax effect of other intangible assets, net	16,530	17,247	17,751
Tangible assets	$9,367,363	$9,339,847	$9,177,346

Total stockholders’ equity	1,217,585	1,220,434	1,186,141
Goodwill and other intangible assets, net	(370,572)	(373,129)	(377,739)
Tax effect of other intangible assets, net	16,530	17,247	17,751
Tangible common equity	$863,543	$864,552	$826,153

Ending number of common shares outstanding	54,401,208	54,788,772	55,624,627

Tangible common equity to tangible assets(1)	9.22%	9.26%	9.00%
Tangible book value per share	$15.57	$15.46	$14.53

Average stockholders’ common equity	$1,218,160	$1,224,447	$1,109,872
Average goodwill and other intangible assets, net	(372,240)	(379,268)	(352,587)
Average tangible stockholders’ common equity	$845,920	$845,179	$757,285

Reported: Return on average tangible common equity(2)	7.30%	13.41%	13.64%
Adjusted: Return on average tangible common equity(2)(3)	7.36%	14.92%	14.25%

(1) Tax-effected measure
(2) Annualized measure
(3) Calculated using adjusted net income

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause actual results to differ materially from those in the Company’s forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national and international economy (including the impact of the 2020 presidential election and the impact of tariffs, a U.S. withdrawal from or significant negotiation of trade agreements, trade wars and other changes in trade regulations); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), or other adverse external events that could cause economic deterioration or instability in credit markets; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iv) changes in accounting policies and practices, including CECL, that will change how the Company estimates credit losses; (v) changes in interest rates and prepayment rates of the Company’s assets (including the impact of The London Inter-bank Offered Rate phase-out); (vi) increased competition in the financial services sector and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving the Company; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of the Company’s 2019 Form 10-K. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical:

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

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, the Company must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, the Company will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded allowance, if applicable, and recognizing any incremental impairment through earnings. If the Company does not intend to sell the security nor believes it more likely than not will be required to sell the security before the fair value recovers to the amortized cost basis, the Company must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.

The Company considers the following factors in assessing whether the decline is due to a credit loss:

●	Extent to which the fair value is less than the amortized cost basis.
●	Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors).
●	Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.
●	Failure of the issuer of the security to make scheduled interest or principal payments.
●	Any changes to the rating of the security by a rating agency.

Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. The impairment is recognized by establishing an allowance through provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes.

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

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are in the scope of the CECL methodology. However, the offset to record the allowance at the date of acquisition on acquired loans depends on whether or not the loan is classified as PCD. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.

Goodwill.  Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Goodwill is not amortized, instead, the Company assess the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired. The Company will continue to monitor events around COVID-19 and its potential impact on goodwill.

Income Taxes. The Company estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the unaudited Consolidated Statements of Income. Accrued and deferred taxes, as reported in other assets or other liabilities in the unaudited Consolidated Balance Sheets, represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-

related statutes, regulations and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.

Allowance for Credit Losses. The Company calculates the allowance for credit losses at each reporting date. The Company recognizes an allowance for the lifetime expected credit losses for the amount the Company does not expect to collect. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported book value. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

In determining the allowance, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The allowance for credit losses must be determined on a collective (pool) basis when similar risk characteristics exists. On a case-by-case basis, the Company may conclude a loan should be evaluated on an individual basis based on the disparate risk characteristics.

Loans deemed uncollectible are charged against and reduce the allowance.  A provision for credit losses is charged to current expense and acts to replenish the allowance for credit losses in order to maintain the allowance at a level that management deems adequate. Determining the allowance involves significant judgments and assumptions by management. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful at March 31, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300
March 31, 2020	NM	6.63%	12.89%	18.85%

December 31, 2019	(5.94)%	5.39%	10.24%	15.01%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300
March 31, 2020	NM	9.02%	17.30%	25.18%

December 31, 2019	(8.19)%	6.96%	13.16%	19.28%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of March 31, 2020, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2019 Form 10-K for the year ended December 31, 2019, the following risk factors apply to First Busey:

Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which COVID-19 will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan (including work-from-home arrangements and staffing in operational facilities), the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has or could contribute to:

●	Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
●	Ratings downgrades, credit deterioration and defaults in many industries, including hotel, restaurant, transportation, long-term healthcare, retail and commercial real estate, which may lead to increased provision expense.
●	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
●	A decrease in interest rates and yields, which may lead to decreased net interest income.
●	Significant draws on credit lines, as customers and clients seek to increase liquidity.
●	A decrease in fees for customer services.
●	Increased demands on capital and liquidity.
●	A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services.
●	Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, financial condition, liquidity and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect continued draws on lines of credit, reduced revenues in our businesses and increased customer and client defaults. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

As a participating lender in the PPP, the Company is subject to additional risks of litigation from its customers or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has authorized an additional $310 billion funding for PPP loans; however, it is unknown if and when this the additional authorized amount will be exhausted and whether Congress will again authorize additional PPP loan funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of similar litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding their process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares. Further, on February 5, 2020, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 2,000,000 shares. During the quarter, the Company repurchased 407,850 shares at an average price of $23.71 per share. On March 16, 2020, due to uncertainties relating to COVID-19, the Company suspended share repurchases under the share repurchase program. At March 31, 2020, the Company had 1,982,088 shares that may still be purchased under the plan.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	136,350	$ 27.18	136,350	253,588
February 1-29, 2020	123,500	$ 25.66	123,500	2,130,088
March 1-31, 2020	148,000	$ 18.90	148,000	1,982,088

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

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

By:	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer

Date: May 7, 2020