Form 10-Q
period 2020-06-30
FIRST BUSEY CORP /NV/
filed 2020-08-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2020
Common Stock, $.001 par value	54,516,112

FIRST BUSEY CORPORATION

FORM 10-Q

June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and due from banks	$125,261	$136,546
Interest-bearing deposits	924,811	392,742
Total cash and cash equivalents	1,050,072	529,288

Debt securities available for sale	1,696,866	1,648,257
Equity securities	5,126	5,952
Loans held for sale, at fair value	108,140	68,699
Portfolio loans (net of allowance 2020 $96,046; 2019 $53,748)	7,132,974	6,633,501
Premises and equipment, net	146,951	151,267
Right of use asset	8,511	9,490
Goodwill	311,536	311,536
Other intangible assets, net	56,517	61,593
Cash surrender value of bank owned life insurance	174,544	173,595
Other assets	144,728	102,551
Total assets	$10,835,965	$9,695,729
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$2,764,408	$1,832,619
Interest-bearing	6,145,258	6,069,777
Total deposits	8,909,666	7,902,396

Securities sold under agreements to repurchase	194,249	205,491
Short-term borrowings	24,648	8,551
Long-term debt	35,101	83,600
Senior notes, net of unamortized issuance costs	39,741	39,674
Subordinated notes, net of unamortized issuance costs	181,995	59,248
Junior subordinated debt owed to unconsolidated trusts	71,387	71,308
Lease liability	8,601	9,552
Other liabilities	134,493	95,475
Total liabilities	9,599,881	8,475,295

Outstanding commitments and contingent liabilities (see Notes 10 and 15)

Stockholders’ Equity
Common stock, $.001 par value, authorized 2020 100,000,000 shares; authorized 2019 66,666,667 shares; 55,910,733 shares issued	56	56
Additional paid-in capital	1,248,045	1,248,216
Accumulated deficit	(13,951)	(14,813)
Accumulated other comprehensive income (loss)	37,037	14,960
Total stockholders’ equity before treasury stock	1,271,187	1,248,419

Treasury stock at cost, 1,394,733 and 1,121,961 shares, respectively	(35,103)	(27,985)
Total stockholders’ equity	1,236,084	1,220,434
Total liabilities and stockholders’ equity	$10,835,965	$9,695,729

Common shares outstanding at period end	54,516,000	54,788,772

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$71,089	$78,031	$143,625	$149,820
Interest and dividends on investment securities:
Taxable interest income	8,833	11,152	18,341	21,336
Non-taxable interest income	1,166	1,200	2,317	2,276
Other interest income	145	1,083	1,383	2,315
Total interest income	81,233	91,466	165,666	175,747
Interest expense:
Deposits	7,721	14,154	19,948	26,654
Federal funds purchased and securities sold under agreements to repurchase	100	627	508	1,210
Short-term borrowings	118	494	185	685
Long-term debt	34	741	457	1,320
Senior notes	399	399	799	799
Subordinated notes	1,312	731	2,043	1,462
Junior subordinated debt owed to unconsolidated trusts	736	892	1,480	1,806
Total interest expense	10,420	18,038	25,420	33,936
Net interest income	70,813	73,428	140,246	141,811
Provision for credit losses	12,891	2,517	30,107	4,628
Net interest income after provision for credit losses	57,922	70,911	110,139	137,183
Non-interest income:
Wealth management fees	10,193	9,488	21,748	18,517
Fees for customer services	7,025	9,696	15,386	17,793
Remittance processing	3,718	3,717	7,471	7,497
Mortgage revenue	2,705	2,851	4,086	4,796
Income on bank owned life insurance	2,282	2,102	3,339	3,080
Net gains (losses) on sales of securities	125	(10)	1,699	(184)
Unrealized gains (losses) recognized on equity securities	190	(1,016)	(797)	(800)
Other income	1,726	1,068	2,549	3,142
Total non-interest income	27,964	27,896	55,481	53,841
Non-interest expense:
Salaries, wages and employee benefits	28,555	34,268	62,558	66,609
Data processing	4,051	5,616	8,446	10,017
Net occupancy expense of premises	4,448	4,511	9,163	8,713
Furniture and equipment expenses	2,537	2,352	4,986	4,447
Professional fees	1,986	3,192	3,810	6,379
Amortization of intangible assets	2,519	2,412	5,076	4,506
Other expense	8,972	15,669	19,543	24,512
Total non-interest expense	53,068	68,020	113,582	125,183
Income before income taxes	32,818	30,787	52,038	65,841
Income taxes	7,012	6,702	10,868	16,287
Net income	$25,806	$24,085	$41,170	$49,554

Basic earnings per common share	$0.47	$0.43	$0.75	$0.91
Diluted earnings per common share	$0.47	$0.43	$0.75	$0.90
Dividends declared per share of common stock	$0.22	$0.21	$0.44	$0.42

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income	$25,806	$24,085	$41,170	$49,554
Other comprehensive income:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(1,670), $(5,189), $(10,259) and $(7,129), respectively	4,187	13,025	25,684	17,885
Net unrealized losses on debt securities transferred from held to maturity to available for sale, net of taxes of $- , $-, $- and $(1,364), respectively	—	—	—	3,416
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $41, $(3), $489 and $(55), respectively	(102)	7	(1,210)	138
Net change in unrealized gains (losses) on debt securities available for sale	4,085	13,032	24,474	21,439

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding (losses) gains on cash flow hedges, net of taxes of $4, $-, $896 and $-, respectively	(10)	—	(2,247)	—
Reclassification adjustment for realized losses (gains) on cash flow hedges included in net income, net of taxes of $56, $-, $60 and $-, respectively	(139)	—	(150)	—
Net change in unrealized gains (losses) on derivative instruments	(149)	—	(2,397)	—
Net change in accumulated other comprehensive income (loss)	3,936	13,032	22,077	21,439
Total comprehensive income	$29,742	$37,117	$63,247	$70,993

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
For the Three Months Ended June 30, 2020
Balance, March 31, 2020	54,401,208	$56	$1,249,301	$(27,599)	$33,101	$(37,274)	$1,217,585
Net income	—	—	—	25,806	—	—	25,806
Other comprehensive income	—	—	—	—	3,936	—	3,936
Repurchase of stock	—	—	—	—	—	3	3
Issuance of treasury stock for employee stock purchase plan	6,296	—	(7)	—	—	119	112
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	100,968	—	(2,467)	—	—	1,907	(560)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	7,528	—	(41)	—	—	142	101
Cash dividends common stock at $0.22 per share	—	—	—	(11,968)	—	—	(11,968)
Stock dividend equivalents restricted stock units at $0.22 per share	—	—	190	(190)	—	—	—
Stock-based compensation	—	—	1,069	—	—	—	1,069
Balance, June 30, 2020	54,516,000	$56	$1,248,045	$(13,951)	$37,037	$(35,103)	$1,236,084

For the Six Months Ended June 30, 2020
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434
Cumulative effect of change in accounting principle	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	41,170	—	—	41,170
Other comprehensive income	—	—	—	—	22,077	—	22,077
Repurchase of stock	(407,850)	—	—	—	—	(9,669)	(9,669)
Issuance of treasury stock for employee stock purchase plan	20,532	—	(45)	—	—	388	343
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,477	—	(2,646)	—	—	2,011	(635)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,069	—	(51)	—	—	152	101
Cash dividends common stock at $0.44 per share	—	—	—	(24,023)	—	—	(24,023)
Stock dividend equivalents restricted stock units at $0.44 per share	—	—	363	(363)	—	—	—
Stock-based compensation	—	—	2,208	—	—	—	2,208
Balance, June 30, 2020	54,516,000	$56	$1,248,045	$(13,951)	$37,037	$(35,103)	$1,236,084

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
For the Three Months Ended June 30, 2019
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

For the Six Months Ended June 30, 2019
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

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$41,170	$49,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,107	4,628
Amortization of intangible assets	5,076	4,506
Amortization of mortgage servicing rights	2,625	1,222
Depreciation and amortization of premises and equipment	6,316	5,674
Net amortization (accretion) of premium (discount) on portfolio loans	(4,663)	(5,729)
Net amortization (accretion) of premium (discount) on investment securities	4,061	2,843
Net amortization (accretion) of premium (discount) on time deposits	(709)	(802)
Net amortization (accretion) of premium (discount) on Federal Home Loan Bank ("FHLB") advances and other borrowings	220	125
Impairment of other real estate owned ("OREO")	—	54
Impairment of fixed assets held for sale	36	—
Impairment of mortgage servicing rights	526	1,822
Impairment of leases	—	415
Change in fair value of equity securities, net	797	800
(Gain) loss on equity securities	—	(8)
(Gain) loss on sales of debt securities, net	(1,699)	192
(Gain) loss on sale of loans, net	(11,387)	(5,615)
(Gain) loss on sale of OREO	47	(86)
(Gain) loss on sale of premises and equipment	191	116
(Gain) loss on life insurance proceeds	(1,256)	(1,016)
Provision for deferred income taxes	(1,142)	3,816
Stock-based and non-cash compensation	2,208	2,031
Decrease in deferred compensation	—	(6,781)
Increase in cash surrender value of bank owned life insurance	(2,083)	(2,064)
Mortgage loans originated for sale	(511,670)	(245,581)
Proceeds from sales of mortgage loans	483,238	239,252
Net change in operating assets and liabilities:
Decrease (increase) in other assets	12,225	822
(Decrease) increase in other liabilities	496	(12,826)
Net cash (used in) provided by operating activities	$54,730	$37,364

Cash Flows from Investing Activities
Purchase of equity securities	(4)	—
Purchases of debt securities available for sale	(356,700)	(227,182)
Purchase of FHLB stock	—	(3,700)
Proceeds from sales of equity securities	33	958
Proceeds from sales of debt securities available for sale	—	227,371
Proceeds from paydowns and maturities of debt securities held to maturity	—	13,922
Proceeds from paydowns and maturities of debt securities available for sale	315,988	146,566
Proceeds from the redemption of FHLB stock	—	3,720
Net cash (received) paid in acquisitions	—	(49,387)
Net change in loans	(546,599)	(89,642)
Cash paid for premiums on bank-owned life insurance	(116)	(3)
Purchases of premises and equipment	(3,029)	(5,918)
Proceeds from life insurance	2,512	1,672
Proceeds from disposition of premises and equipment	802	3
Capitalized expenditures on OREO	—	(2)
Proceeds from sale of OREO	413	1,119
Net cash (used in) provided by investing activities	$(586,700)	$19,497

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Cash Flows from Financing Activities
Net change in deposits	$1,007,979	$145,499
Net change in federal funds purchased and securities sold under agreements to repurchase	(11,242)	(45,549)
Proceeds from other borrowings	142,634	60,000
Repayment of other borrowings	(54,000)	(3,000)
Net change in short-term FHLB advances	1,609	(2,297)
Cash dividends paid	(24,023)	(21,947)
Purchase of treasury stock	(9,669)	(8,433)
Cash paid for withholding taxes on share-based payments	(635)	(835)
Proceeds from stock options exercised	101	169
Common stock issuance costs	—	(234)
Net cash (used in) provided by financing activities	$1,052,754	$123,373

Net (decrease) increase in cash and cash equivalents	520,784	180,234
Cash and cash equivalents, beginning of period	529,288	239,973

Cash and cash equivalents, ending of period	$1,050,072	$420,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$25,761	$33,122
Income taxes	4,510	10,555

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	1,158	1,396
Transfer of debt securities held to maturity to available for sale	—	573,639

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Financial Statement Presentation

When preparing these unaudited consolidated financial statements of First Busey Corporation, a Nevada corporation, and its subsidiaries (collectively, “First Busey,” “Company,” “we,” or “our”), we have assumed that you have read the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). These interim unaudited consolidated financial statements serve to update our 2019 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Impacts of COVID-19

First Busey continues to operate as an essential community resource during these challenging and unprecedented times. The coronavirus disease 2019 (“COVID-19”) is not only impacting health and safety around the world, it is causing significant economic disruption for both individuals and businesses, making the Company’s promise of support even more important to customers. The Company entered this crisis from a position of strength and remains resolute in its focus on protecting its balance sheet. To further enhance the Company’s strong liquidity position, during the second quarter, the Company completed a successful public offering of $125.0 million of its 5.25% fixed-to-floating rate subordinated notes due 2030. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations starting in the first quarter of 2020. In future quarters, COVID-19 is expected to have a complex and continued adverse impact on the economy, the banking industry and First Busey, all subject to a high degree of uncertainty as it relates to both timing and severity. Primary areas of potential future impact for First Busey may include continued margin compression, increased provision expense, a deterioration in asset quality and lower wealth management fees and fees for customer services.

The Company elected to participate in the Paycheck Protection Program (“PPP”) and at June 30, 2020 had $746.4 million in PPP loans outstanding, with an amortized cost of $729.3 million, representing 4,445 new and existing customers. The company received fees totaling approximately $25.0 million and incurred incremental direct origination costs of $4.9 million, both of which have been deferred and are being amortized over the contractual life of these loans, subject to prepayment. The Company recognized $3.0 million of this net amount into interest income in the second quarter of 2020.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Subsequent to quarter end, the Company decided to consolidate 12 banking centers. One-time expenses expected in relation to the banking center closings are anticipated to be incurred during the third and fourth quarters of 2020. There were no other significant subsequent events for the quarter ended June 30, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

Impact of recently adopted accounting standards

On January 1, 2020, First Busey adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will not be required to sell before recovery of its amortized cost basis.

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

Accrued interest receivable for debt securities available for sale totaled $6.1 million at June 30, 2020 and is excluded from the estimate of credit losses. Accrued interest receivable is reported in Other Assets on the unaudited Consolidated Balance Sheets.

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

A loan’s amortized cost basis is comprised of the unpaid principal balance of the loan, accrued interest receivable, purchase premiums or discounts, and net deferred origination fees or costs. The Company has estimated its allowance on the amortized cost basis, exclusive of government guaranteed loans and accrued interest receivable. The Company writes-off uncollectible accrued interest receivable in a timely manner and has elected to not measure an allowance for accrued interest receivable. The Company presents the aggregate amount of accrued interest receivable for all financial instruments in other assets on the unaudited Consolidated Balance Sheets and the balance of accrued interest receivable is disclosed in “Note 14: Fair Value Measurements.”

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

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwiring standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information. At implementation, the Company selected an eight quarter forecast period with an immediate reversion to historical loss rates as management felt this period could be reasonably forecasted and was consistent with forecast periods used in other areas of finance. During the first quarter of 2020, the Company reduced its reasonable and supportable forecast period from eight quarters to four quarters. Due to rapidly changing forecasts around the impact of COVID-19, the Company does not believe it has the ability to incorporate reasonable and supportable forecasts into its CECL models extending beyond four quarters.

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

First Busey did not incur any expenses related to the acquisition of Banc Ed for the three or six months ended June 30, 2020. First Busey incurred $4.0 million and $5.0 million in pre-tax expenses related to the acquisition of Banc Ed for the three and six months ended June 30, 2019, respectively, primarily for professional and legal fees and deconversion fees, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statement of Income.

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

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2019, as if the acquisition had occurred January 1, 2019.  The pro forma results combine the historical results of Banc Ed into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share amounts):

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total revenues (net interest income plus non-interest income)	$101,324	$201,976
Net income	26,947	54,337
Diluted earnings per common share	0.48	0.97

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

First Busey incurred $0.1 million and $0.3 million in pre-tax expenses related to the acquisition of IST for the three and six months ended June 30, 2020, which is reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income. First Busey incurred $0.1 million and $0.3 million in pre-tax expenses related to the acquisition of IST for the three and six months ended June 30, 2019, primarily for professional and legal fees, which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income.

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2020:	Cost	Gains	Losses	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$32,597	$639	$—	$—	$33,236
Obligations of U.S. government corporations and agencies	77,349	2,752	(57)	—	80,044
Obligations of states and political subdivisions	272,885	10,047	(38)	—	282,894
Commercial mortgage-backed securities	230,352	10,956	(3)	—	241,305
Residential mortgage-backed securities	940,842	29,475	(124)	—	970,193
Corporate debt securities	87,404	1,826	(36)	—	89,194
Total	$1,641,429	$55,695	$(258)	$—	$1,696,866

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$51,472	$265	$—	$51,737
Obligations of U.S. government corporations and agencies	160,364	2,684	(48)	163,000
Obligations of states and political subdivisions	262,492	5,810	(11)	268,291
Commercial mortgage-backed securities	137,733	1,700	(146)	139,287
Residential mortgage-backed securities	912,308	10,282	(624)	921,966
Corporate debt securities	102,696	1,280	—	103,976
Total	$1,627,065	$22,021	$(829)	$1,648,257

The amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government agencies and corporations (dollars in thousands).

	Debt securities available for sale
	Amortized	Fair
June 30, 2020:	Cost	Value
Due in one year or less	$132,192	$133,749
Due after one year through five years	241,337	250,413
Due after five years through ten years	241,496	252,566
Due after ten years	1,026,404	1,060,138
Total	$1,641,429	$1,696,866

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross security gains	$146	$391	$1,707	$391
Gross security (losses)	(3)	(400)	(8)	(583)
Net gains (losses) on sales of securities(1)	$143	$(9)	$1,699	$(192)
(1)	Net (losses) gains on sales of securities reported on the unaudited Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $638.1 million and $704.4 million on June 30, 2020 and December 31, 2019, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	5,648	(57)	—	—	5,648	(57)
Obligations of states and political subdivisions	6,432	(38)	—	—	6,432	(38)
Commercial mortgage-backed securities	4,963	(3)	—	—	4,963	(3)
Residential mortgage-backed securities	35,830	(120)	937	(4)	36,767	(124)
Corporate debt securities	4,222	(36)	—	—	4,222	(36)
Total temporarily impaired securities	$57,095	$(254)	$937	$(4)	$58,032	$(258)

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	6,362	(48)	—	—	6,362	(48)
Obligations of states and political subdivisions(1)	4,981	(11)	1,548	—	6,529	(11)
Commercial mortgage-backed securities	33,322	(144)	2,044	(2)	35,366	(146)
Residential mortgage-backed securities	78,326	(245)	50,259	(379)	128,585	(624)
Corporate debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$122,991	$(448)	$53,851	$(381)	$176,842	$(829)
(1)	Unrealized losses for 12 months or more, gross, was less than one thousand dollars.

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. As of June 30, 2020, the Company’s debt security portfolio consisted of 1,106 securities. The total number of debt securities in the investment portfolio in an unrealized loss position as of June 30, 2020 was 24 and represented an unrealized loss of 0.45% of the aggregate fair value. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes, at June 30, 2020. As of June 30, 2020, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio loans

The distribution of portfolio loans is as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Commercial	$2,357,954	$1,748,368
Commercial real estate	2,847,014	2,793,417
Real estate construction	433,031	401,861
Retail real estate	1,548,215	1,693,769
Retail other	42,806	49,834
Portfolio loans	$7,229,020	$6,687,249

Allowance	(96,046)	(53,748)
Portfolio loans, net	$7,132,974	$6,633,501

Net deferred loan origination fees included in the balances above were $(11.1) million as of June 30, 2020 compared to $6.2 million of net deferred loan origination costs as of December 31, 2019. Net accretable purchase accounting adjustments included in the balances above reduced loans by $15.5 million as of June 30, 2020 and $20.2 million as of December 31, 2019. The June 30, 2020 commercial balance includes loans originated under PPP with an amortized cost of $729.3 million.

During the first quarter of 2020, the Company purchased $43.9 million of retail real estate loans. There were no purchases during the second quarter of 2020.

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

The following table is a summary of risk grades segregated by category of portfolio loans. June 30, 2020 includes purchase discounts and clearings in the pass rating. December 31, 2019 excludes purchase discounts and clearings. (dollars in thousands):

	June 30, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$2,078,284	$136,817	$94,439	$41,978	$6,436
Commercial real estate	2,476,189	233,826	93,676	34,314	9,009
Real estate construction	405,327	23,907	685	2,832	280
Retail real estate	1,518,644	12,124	3,617	4,613	9,217
Retail other	42,653	—	—	—	153
Total	$6,521,097	$406,674	$192,417	$83,737	$25,095

	December 31, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,458,416	$172,526	$66,337	$41,273	$9,096
Commercial real estate	2,477,398	186,963	105,487	26,204	9,178
Real estate construction	351,923	45,262	3,928	737	630
Retail real estate	1,661,691	9,125	5,355	7,001	8,935
Retail other	47,698	—	—	—	57
Total	$5,997,126	$413,876	$181,107	$75,215	$27,896

Risk grades of portfolio loans, further sorted by origination or renewal year at June 30, 2020 is as follows (dollars in thousand):

	Term Loans Amortized Cost Basis by Origination or Renewal Year
							Revolving
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial:
Risk rating
Pass	$931,544	$193,072	$139,275	$129,906	$79,484	$94,852	$510,151	$2,078,284
Watch	23,426	22,915	20,322	8,145	3,017	15,488	43,504	136,817
Special Mention	5,947	5,442	3,226	7,039	6,930	15,579	50,276	94,439
Substandard	11,291	3,222	4,258	5,588	1,286	1,372	14,961	41,978
Substandard non-accrual	29	3,659	713	541	804	690	—	6,436
Total commercial	$972,237	$228,310	$167,794	$151,219	$91,521	$127,981	$618,892	$2,357,954
Commercial real estate:
Risk rating
Pass	$315,356	$577,080	$473,528	$496,679	$226,747	$357,509	$29,290	$2,476,189
Watch	40,462	69,029	44,938	28,018	27,333	23,329	717	233,826
Special Mention	12,212	16,494	17,895	14,233	6,800	24,553	1,489	93,676
Substandard	17,409	5,862	3,216	5,635	1,863	329	—	34,314
Substandard non-accrual	300	1,337	3,752	1,496	391	1,733	—	9,009
Total commercial real estate	$385,739	$669,802	$543,329	$546,061	$263,134	$407,453	$31,496	$2,847,014
Real estate construction:
Risk rating
Pass	$61,660	$200,254	$122,501	$1,535	$407	$1,299	$17,671	$405,327
Watch	9,071	10,092	2,411	2,128	205			23,907
Special Mention	673	12	—	—	—	—	—	685
Substandard	2,600	—	48	34	150	—	—	2,832
Substandard non-accrual	—	—	275	—	—	5	—	280
Total real estate construction	$74,004	$210,358	$125,235	$3,697	$762	$1,304	$17,671	$433,031
Retail real estate:
Risk rating
Pass	$232,130	$186,986	$172,855	$176,644	$167,885	$340,407	$241,737	$1,518,644
Watch	1,102	2,221	1,943	333	986	722	4,817	12,124
Special Mention	526	—	174	—	1,988	929	—	3,617
Substandard	1,487	214	333	160	751	1,216	452	4,613
Substandard non-accrual	280	175	793	732	248	5,437	1,552	9,217
Total retail real estate	$235,525	$189,596	$176,098	$177,869	$171,858	$348,711	$248,558	$1,548,215
Retail other:
Risk rating
Pass	$6,101	$12,360	$8,099	$4,079	$1,253	$1,084	$9,677	$42,653
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	63	7	—	2	17	63	1	153
Total retail other	$6,164	$12,367	$8,099	$4,081	$1,270	$1,147	$9,678	$42,806

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	June 30, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$41	$35	$—	$6,436
Commercial real estate	117	242	—	9,009
Real estate construction	—	—	—	280
Retail real estate	3,681	943	271	9,217
Retail other	71	36	14	153
Total	$3,910	$1,256	$285	$25,095

	December 31, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,075	$1,014	$199	$9,096
Commercial real estate	2,653	3,121	584	9,178
Real estate construction	19	—	—	630
Retail real estate	5,021	1,248	828	8,935
Retail other	52	68	—	57
Total	$8,820	$5,451	$1,611	$27,896

The gross interest income that would have been recorded in the three months ended June 30, 2020 and 2019 if non-accrual loans and 90+ days past due loans had been current in accordance with their original terms was $0.4 million. The gross interest income that would have been recorded in the six months ended June 30, 2020 and 2019 if non-accrual loans and 90+ days past due loans had been current in accordance with their original terms was $0.9 million and $1.1 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2020 and 2019.

A summary of troubled debt restructurings (“TDR”) loans is as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
In compliance with modified terms	$4,191	$5,005
30 — 89 days past due	125	—
Included in non-performing loans	1,662	702
Total	$5,978	$5,707

Loans newly classified as a TDR in compliance with modified terms during the three and six months ended June 30, 2020, included one retail real estate loan for payment modification with a recorded investment of $0.2 million. Loans newly classified as a TDR in compliance with modified terms during the three and six months ended June 30, 2019, included one commercial loan for payment modification with a recorded investment of $0.6 million.

The gross interest income that would have been recorded in the three and six months ended June 30, 2020 and 2019 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last 12 months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2020. One commercial real estate TDR, with a recorded investment of $3.2 million, that was entered into during the prior 12 months, was subsequently classified as non-performing and had payment defaults during the three and six months ended June 30, 2019.

Modified loans with payment deferrals that fall under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) or revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions that suspended requirements under GAAP related to TDRs are not included in the Company’s TDR totals.

At June 30, 2020, the Company had $1.3 million of residential real estate in the process of foreclosure.

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

	June 30, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$11,739	$3,186	$3,077	$6,263	$1,248	$9,467
Commercial real estate	10,847	9,105	1,000	10,105	486	13,583
Real estate construction	576	559	—	559	—	836
Retail real estate	5,371	4,705	474	5,179	474	10,817
Retail other	—	—	—	—	—	30
Total	$28,533	$17,555	$4,551	$22,106	$2,208	$34,733

	December 31, 2019
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$14,415	$4,727	$5,026	$9,753	$3,330	$13,774
Commercial real estate	14,487	9,883	2,039	11,922	1,049	16,678
Real estate construction	1,116	974	—	974	—	873
Retail real estate	15,581	13,898	474	14,372	474	14,003
Retail other	87	58	—	58	—	42
Total	$45,686	$29,540	$7,539	$37,079	$4,853	$45,370

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. They are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of June 30, 2020, there were $17.3 million of collateral dependent loans which are secured by real estate or business assets.

Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. As of June 30, 2020, the Company expects the markets in which it operates to experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period. PPP loans were excluded from the allowance calculation as they are 100% government guaranteed.

The following table details activity in the allowance. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended June 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$22,725	$35,967	$7,193	$17,454	$1,045	$84,384
Provision for credit losses	2,473	6,861	574	2,981	2	12,891
Charged-off	(1,140)	(165)	—	(292)	(105)	(1,702)
Recoveries	88	17	25	262	81	473
Ending balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046

	As of and for the Six Months Ended June 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	8,146	13,387	1,463	7,018	93	30,107
Charged-off	(3,182)	(1,264)	—	(1,000)	(404)	(5,850)
Recoveries	176	61	171	600	200	1,208
Ending balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046

	As of and for the Three Months Ended June 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,998	$20,097	$2,807	$9,503	$510	$50,915
Provision for loan losses	1,161	(97)	411	941	101	2,517
Charged-off	(2,563)	—	—	(200)	(178)	(2,941)
Recoveries	137	188	87	369	103	884
Ending balance	$16,733	$20,188	$3,305	$10,613	$536	$51,375

	As of and for the Six Months Ended June 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	2,954	(1,186)	413	2,298	149	4,628
Charged-off	(4,370)	(15)	—	(717)	(308)	(5,410)
Recoveries	320	252	169	561	207	1,509
Ending balance	$16,733	$20,188	$3,305	$10,613	$536	$51,375

The following table presents the allowance and amortized cost of portfolio loans by category (dollars in thousands):

	As of June 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance
Ending balance attributed to:
Loans individually evaluated for impairment	$1,248	$486	$—	$474	$—	$2,208
Loans collectively evaluated for impairment	22,898	42,194	7,792	19,931	1,023	93,838
Ending balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046

Loans:
Loans individually evaluated for impairment	$6,263	$10,105	$559	$5,179	$—	$22,106
Loans collectively evaluated for impairment	2,351,687	2,834,987	432,217	1,542,624	42,806	7,204,321
PCD loans evaluated for impairment	4	1,922	255	412	—	2,593
Ending balance	$2,357,954	$2,847,014	$433,031	$1,548,215	$42,806	$7,229,020

	As of December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance
Ending balance attributed to:
Loans individually evaluated for impairment	$3,330	$1,049	$—	$474	$—	$4,853
Loans collectively evaluated for impairment	14,961	20,141	3,204	10,021	568	48,895
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

Loans:
Loans individually evaluated for impairment	$9,740	$10,018	$539	$13,676	$58	$34,031
Loans collectively evaluated for impairment	1,738,615	2,781,495	400,887	1,679,397	49,776	6,650,170
PCI loans evaluated for impairment	13	1,904	435	696	—	3,048
Ending balance	$1,748,368	$2,793,417	$401,861	$1,693,769	$49,834	$6,687,249

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Demand deposits, noninterest-bearing	$2,764,408	$1,832,619
Interest-bearing transaction deposits	2,226,488	1,989,854
Saving deposits and money market deposits	2,555,273	2,545,073
Time deposits	1,363,497	1,534,850
Total	$8,909,666	$7,902,396

The Company held brokered saving deposits and money market deposits of $31.3 million and $12.5 million at June 30, 2020 and December 31, 2019, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $745.1 million and $854.1 million at June 30, 2020 and December 31, 2019, respectively. The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $282.9 million and $297.4 million at June 30, 2020 and December 31, 2019, respectively. The Company held brokered time deposits of $5.3 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the scheduled maturities of time deposits are as follows (dollars in thousands):

July 1, 2020 - June 31, 2021	$893,481
July 1, 2021 - June 31, 2022	291,959
July 1, 2022 - June 31, 2023	80,966
July 1, 2023 - June 31, 2024	75,481
July 1, 2024 - June 31, 2025	21,596
Thereafter	14
$1,363,497

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

Short-term borrowings include $4.6 million of FHLB advances which mature in less than one year from date of origination.

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

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. On April 24, 2020, the revolving loan facility maturity was extended one year to April 30, 2021 with an annual interest rate of one-month LIBOR plus a spread of 1.75%. The revolving facility incurs a non-usage fee based on the undrawn amount. At June 30,

2020 the Company had $20.0 million outstanding and recorded in short-term borrowings under the revolving facility. The Company had no outstanding balance under the revolving facility on December 31, 2019.

Long-term debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019
Notes payable, FHLB, ranging in original maturity from 5 to 10 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$35,101	$35,600
Term Loan	—	48,000
Total long-term borrowings	$35,101	$83,600

As of June 30, 2020, long-term debt from the FHLB consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 0.05% to 3.04%. The weighted average rate on the long-term advances was 0.48% as of June 30, 2020. As of December 31, 2019, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.25% to 3.04%. The weighted average rate on the long-term advances was 1.53% as of December 31, 2019.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017 during the five-year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes issued in 2017 totaled $0.3 million and $0.7 million, respectively, at June 30, 2020. Unamortized debt issuance costs related to the senior notes and subordinated notes issued in 2017 totaled $0.3 million and $0.8 million, respectively, at December 31, 2019.

To further enhance the Company’s strong capital and liquidity positions, on June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each June 1 and December 1, during the five-year fixed-term and thereafter on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the subordinated notes issued in 2020 totaled $2.3 million at June 30, 2020.

Note 7: Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$25,806	$24,085	$41,170	$49,554
Shares:
Weighted average common shares outstanding	54,489	55,638	54,576	54,464
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	216	303	231	300

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	54,705	55,941	54,807	54,764

Basic earnings per common share	$0.47	$0.43	$0.75	$0.91

Diluted earnings per common share	$0.47	$0.43	$0.75	$0.90

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.

Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and restricted stock units were vested. At June 30, 2020, 367,121 outstanding restricted stock units, 39,525 outstanding stock options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents. At June 30, 2019, 169,258 outstanding restricted stock equivalents, 48,107 outstanding stock options and 191,278 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended
	June 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$49,722	$(14,173)	$35,549	$2,235	$(640)	$1,595
Unrealized holding gains (losses) on debt securities available for sale, net	5,857	(1,670)	4,187	18,214	(5,189)	13,025
Unrealized gains on debt securities transferred from held to maturity to available for sale	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(143)	41	(102)	10	(3)	7
Balance at end of period	$55,436	$(15,802)	$39,634	$20,459	$(5,832)	$14,627

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$(3,424)	$976	$(2,448)	$—	$—	$—
Unrealized holding gains (losses) on cash flow hedges, net	(14)	4	(10)	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(195)	56	(139)	—	—	—
Balance at end of period	$(3,633)	$1,036	$(2,597)	$—	$—	$—
Total accumulated other comprehensive income (loss)	$51,803	$(14,766)	$37,037	$20,459	$(5,832)	$14,627

	Six Months Ended
	June 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$21,192	$(6,032)	$15,160	$(9,528)	$2,716	$(6,812)
Unrealized holding gains (losses) on debt securities available for sale, net	35,943	(10,259)	25,684	25,014	(7,129)	17,885
Unrealized losses on debt securities transferred from held to maturity to available for sale	—	—	—	4,780	(1,364)	3,416
Amounts reclassified from accumulated other comprehensive income, net	(1,699)	489	(1,210)	193	(55)	138
Balance at end of period	$55,436	(15,802)	39,634	$20,459	(5,832)	14,627

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$(280)	$80	$(200)	$—	$—	$—
Unrealized holding gains (losses) on cash flow hedges, net	(3,143)	896	(2,247)	—	—	—
Amounts reclassified from accumulated other comprehensive income, net	(210)	60	(150)	—	—	—
Balance at end of period	$(3,633)	1,036	(2,597)	$—	—	—
Total accumulated other comprehensive income (loss)	$51,803	(14,766)	37,037	$20,459	(5,832)	14,627

Note 9: Share-based Compensation

The First Busey 2020 Equity Incentive Plan (the “2020 Equity Plan”) was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan can be found in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The 2020 Equity Plan replaces the 2010 Equity Incentive

Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan, which from time to time, the Company used to grant equity awards to legacy employees of First Community Financial Partners, Inc.

The Company currently grants share-based compensation in the form of restricted stock units and deferred stock units. Starting in July 2020, the Company granted performance-based restricted stock unit awards. The Company grants restricted stock units to members of management periodically throughout the year. Each restricted stock unit is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years. The Company annually grants share-based awards in the form of deferred stock units, which are restricted stock units with a deferred settlement date, to its directors. Each deferred stock unit is equivalent to one share of the Company’s common stock. The deferred stock units vest over a 12-month period following the grant date. These units generally are subject to the same terms as restricted stock units under the Company’s 2020 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents. The Company also has outstanding stock options granted prior to 2011 and stock options assumed from acquisitions.

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the six months ended June 30, 2020 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of period	53,185	$22.00
Exercised	(12,956)	22.73
Forfeited	—	—
Expired	(704)	19.98
Outstanding at end of period	39,525	$23.53	6.38
Exercisable at end of period	39,525	$23.53	6.38

The Company did not record any stock option compensation expense for the three and six months ended June 30, 2020. The Company recorded an insignificant amount and $0.1 million of stock option compensation expense for the three and six months ended June 30, 2019, respectively, related to the converted options from First Community Financial Partners, Inc.

Restricted Stock Unit Plan

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2020, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	778,317	$27.27	21,261	$23.18
Granted	3,808	26.26	—	—
Dividend equivalents earned	16,167	20.92	1,912	20.91
Vested	(117,641)	21.38	(23,173)	26.29
Forfeited	(13,522)	28.45	—	—
Non-vested at end of period	667,129	$28.13	—	$—
Outstanding at end of period	667,129	$28.13	69,406	$24.47

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

The Company recognized $1.1 million and $1.0 million of compensation expense related to both non-vested restricted stock units and deferred stock units for the three months ended June 30, 2020 and 2019, respectively. The Company recognized $2.2 million and $1.9 million of compensation expense related to both non-vested restricted stock units and deferred stock units for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $9.8 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a weighted average period of 3.2 years.

As of June 30, 2020, 1,829,606 shares remain available for issuance pursuant to the Company’s 2020 Equity Incentive Plan and 24,761 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan.

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,705,344	$1,649,565
Standby letters of credit	47,886	42,581

Upon adoption of CECL, the Company recorded a $5.5 million reserve for unfunded commitments. The Company recorded provision expense of $0.6 million and $1.6 million in the three and six months ended June 30, 2020, respectively, in other non-interest expense for a total unfunded reserve of $7.1 million as of June 30, 2020.

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2020 and December 31, 2019, all capital ratios of the Company and Busey Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2020 that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. Under this interim final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets from January 1, 2020 through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

On June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030, which qualify as Tier 2 capital for regulatory purposes.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,200,278	16.23%	$591,499	8.00%	$739,374	10.00%
Busey Bank	$1,056,068	14.30%	$590,746	8.00%	$738,433	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$941,243	12.73%	$443,624	6.00%	$591,499	8.00%
Busey Bank	$982,033	13.30%	$443,060	6.00%	$590,746	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$867,243	11.73%	$332,718	4.50%	$480,593	6.50%
Busey Bank	$982,033	13.30%	$332,295	4.50%	$479,981	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$941,243	9.42%	$399,631	4.00%	N/A	N/A
Busey Bank	$982,033	9.82%	$399,926	4.00%	$499,907	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,036,143	14.03%	$590,826	8.00%	$738,532	10.00%
Busey Bank	$1,099,449	14.92%	$589,681	8.00%	$737,101	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$922,395	12.49%	$443,120	6.00%	$590,826	8.00%
Busey Bank	$1,045,701	14.19%	$442,261	6.00%	$589,681	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$848,395	11.49%	$332,340	4.50%	$480,046	6.50%
Busey Bank	$1,045,701	14.19%	$331,696	4.50%	$479,116	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$922,395	9.88%	$373,360	4.00%	N/A	N/A
Busey Bank	$1,045,701	11.19%	$373,639	4.00%	$467,049	5.00%

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Banking	$288,436	$288,436	$10,765,956	$9,632,368
Remittance Processing	8,992	8,992	45,334	44,209
Wealth Management	14,108	14,108	40,361	32,760
Other	—	—	(15,686)	(13,608)
Totals	$311,536	$311,536	$10,835,965	$9,695,729

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income:
Banking	$73,318	$75,944	$144,891	$146,582
Remittance Processing	19	18	38	36
Wealth Management	—	—	—	—
Other	(2,524)	(2,534)	(4,683)	(4,807)
Total net interest income	$70,813	$73,428	$140,246	$141,811

Non-interest income:
Banking	$14,026	$15,659	$27,194	$28,442
Remittance Processing	3,962	4,117	8,031	8,298
Wealth Management	10,310	9,594	22,019	18,727
Other	(334)	(1,474)	(1,763)	(1,626)
Total non-interest income	$27,964	$27,896	$55,481	$53,841

Non-interest expense:
Banking	$41,659	$56,895	$90,174	$102,066
Remittance Processing	3,243	2,589	6,146	5,353
Wealth Management	6,254	5,749	13,228	11,313
Other	1,912	2,787	4,034	6,451
Total non-interest expense	$53,068	$68,020	$113,582	$125,183

Income before income taxes:
Banking	$32,794	$32,191	$51,804	$68,330
Remittance Processing	738	1,546	1,923	2,981
Wealth Management	4,056	3,845	8,791	7,414
Other	(4,770)	(6,795)	(10,480)	(12,884)
Total income before income taxes	$32,818	$30,787	$52,038	$65,841

Net income:
Banking	$25,985	$24,441	$40,909	$51,106
Remittance Processing	528	1,105	1,388	2,130
Wealth Management	3,082	2,845	6,681	5,486
Other	(3,789)	(4,306)	(7,808)	(9,168)
Total net income	$25,806	$24,085	$41,170	$49,554

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

Interest rate swaps with notional amounts totaling $70.0 million as of June 30, 2020 and December 31, 2019 were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $3.6 million and $0.3 million is recorded in other liabilities in the unaudited consolidated financial statements at June 30, 2020 and December 31, 2019, respectively, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	June 30, 2020		December 31, 2019
Notional amount	$70,000		$70,000
Weighted average fixed pay rates	1.80%		1.80%
Weighted average variable 3 month LIBOR receive rates	0.31%		1.90%
Weighted average maturity	3.36	yrs	3.86	yrs
Unrealized gains (losses), net of tax	$(2,597)		$(200)

Interest expense recorded on these swap transactions were $0.2 million during the three and six months ended June 30, 2020. The Company expects $0.3 million of the unrealized loss to be reclassified from Other Comprehensive Income (Loss) (“OCI”) to interest expense during the next 12 months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2020.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the period presented (dollars in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Amount of (gain) loss recognized in OCI	Amount of (gain) loss reclassified from OCI to interest income	Amount of (gain) loss recognized in OCI	Amount of (gain) loss reclassified from OCI to interest income
Interest rate contracts	$(10)	$(139)	$(2,247)	$(150)

The Company pledged $3.8 million and $0.3 million in cash to secure its obligation under these contracts at June 30, 2020 and December 31, 2019, respectively.

Interest Rate Lock Commitments. At June 30, 2020 and December 31, 2019, the Company had issued $129.5 million and $69.1 million, respectively, of unexpired interest rate lock commitments to loan customers. Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At June 30, 2020 and December 31, 2019, the Company had issued $231.4 million and $135.3 million, respectively, of unexpired forward sales commitments to mortgage loan investors. Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements. While such forward sales commitments generally serve as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Fair value recorded in other assets	$2,410	$1,046
Fair value recorded in other liabilities	4,974	2,187

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income and expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross gains	$4,696	$1,929	$11,366	$3,007
Gross (losses)	(4,974)	(1,949)	(12,318)	(3,067)
Net gains (losses)	$(278)	$(20)	$(952)	$(60)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $685.2 million and $580.8 million at June 30, 2020 and December 31, 2019, respectively, these contracts support variable rate, commercial loan relationships totaling $342.6 million and $290.4 million, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Fair value recorded in other assets	$38,693	$12,354
Fair value recorded in other liabilities	38,693	12,354

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and non-interest expense in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross gains	$2,861	$73	$26,339	$164
Gross losses	(2,861)	(73)	(26,339)	(164)
Net gains (losses)	$—	$—	$—	$—

The Company pledged $38.8 million and $18.1 million in cash to secure its obligation under these contracts at June 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$33,236	$—	$33,236
Obligations of U.S. government corporations and agencies	—	80,044	—	80,044
Obligations of states and political subdivisions	—	282,894	—	282,894
Commercial mortgage-backed securities	—	241,305	—	241,305
Residential mortgage-backed securities	—	970,193	—	970,193
Corporate debt securities	—	89,194	—	89,194
Equity securities	—	5,126	—	5,126
Loans held for sale	—	108,140	—	108,140
Derivative assets	—	41,103	—	41,103
Derivative liabilities	—	47,300	—	47,300

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$51,737	$—	$51,737
Obligations of U.S. government corporations and agencies	—	163,000	—	163,000
Obligations of states and political subdivisions	—	268,291	—	268,291
Commercial mortgage-backed securities	—	139,287	—	139,287
Residential mortgage-backed securities	—	921,966	—	921,966
Corporate debt securities	—	103,976	—	103,976
Equity securities	—	5,952	—	5,952
Loans held for sale	—	68,699	—	68,699
Derivative assets	—	13,400	—	13,400
Derivative liabilities	—	14,821	—	14,821

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2020
Loans evaluated individually	$—	$—	$2,343	$2,343
OREO	—	—	55	55
Bank property held for sale	—	—	3,594	3,594

December 31, 2019
Loans evaluated individually	$—	$—	$2,686	$2,686
OREO	—	—	55	55
Bank property held for sale	—	—	4,004	4,004

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
June 30, 2020
Loans evaluated individually	$2,343	Appraisal of collateral	Appraisal adjustments	-11.3% to -100% (-48.5)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-65.0)%
Bank property held for sale	3,594	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-23.9)%

December 31, 2019
Loans evaluated individually	$2,686	Appraisal of collateral	Appraisal adjustments	-2.9% to -100% (-57.8)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-65.0)%
Bank property held for sale	4,004	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -71.3% (-40.7)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$1,050,072	$1,050,072	$529,288	$529,288
Level 2 inputs:
Accrued interest receivable	34,035	34,035	27,109	27,109
Level 3 inputs:
Portfolio loans, net	7,132,974	7,148,040	6,633,501	6,648,560
Mortgage servicing rights	12,085	12,481	12,326	18,193
Other servicing rights	1,136	1,623	1,071	1,740

Financial liabilities:
Level 2 inputs:
Time deposits	$1,363,497	$1,381,268	$1,534,850	$1,538,597
Securities sold under agreements to repurchase	194,249	194,249	205,491	205,491
Short-term borrowings	24,648	24,642	8,551	8,552
Long-term debt	35,101	35,252	83,600	83,614
Junior subordinated debt owed to unconsolidated trusts	71,387	58,954	71,308	74,153
Accrued interest payable	4,659	4,659	5,000	5,000
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,741	40,111	39,674	40,099
Subordinated notes, net of unamortized issuance costs	181,995	175,284	59,248	61,514

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for banking centers, ATM locations, and office space with terms extending through 2032. As of June 30, 2020, the Company reported $8.5 million of right-of-use asset and $8.6 million lease liability in its unaudited Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2020	2019	2020	2019
Operating lease costs	$635	$584	$1,255	$1,117
Variable lease costs	131	119	302	230
Short-term lease costs	15	8	30	23
Sublease income	-	-	-	-
Net lease cost	$781	$711	$1,587	$1,370

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$612	$570	$1,223	$1,083
Operating lease cash flows – Liability reduction	534	490	1,064	953
Right of use assets obtained during the period in exchange for operating lease liabilities	—	764	128	764
Weighted average lease term (in years)	6.44	6.81	6.44	6.81
Weighted average discount rate	3.06%	3.04%	3.06%	3.04%

At June 30, 2020, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.8 million for the three months ended June 30, 2020 and 2019, respectively and $1.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Rent commitments were as follows (dollars in thousands):

Six Months Ended
June 30, 2020
Remainder of 2020	$1,218
2021	1,814
2022	1,411
2023	1,254
2024	1,022
Thereafter	2,876
Amounts representing interest	(994)
Present value of net future minimum lease payments	$8,601

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six months ended June 30, 2020 and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in this Form 10-Q, as well as the Company’s 2019 Form 10-K.

EXECUTIVE SUMMARY

Impact of COVID-19

In the face of the challenges and risks posed by COVID-19, the Company remains resolute in its focus on protecting the strength and flexibility of its balance sheet. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations during the first quarter of 2020. In future quarters, COVID-19 is expected to have a complex and continued adverse impact on the economy, the banking industry and First Busey, all subject to a high degree of uncertainty as it relates to both timing and severity.  Primary areas of potential future impact to the Company may include further margin compression, increased provision expense, a deterioration in credit quality and lower wealth management and fees for customer services.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are delivered in Illinois, Missouri, Indiana and Florida. Each state has experienced a dramatic increase in unemployment claims as a result of the curtailment of business activities. Each state has taken different steps to reopen after COVID-19 thrust the country into lockdown starting in March 2020, and reopening across jurisdictions is subject to changes or further delays based on case monitoring in each state.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020.

●	On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. The Bank participated as a lender in the PPP. The original timeframe for PPP lending expired on June 30, 2020, but Congress acted on June 30, 2020 to provide a 5-week PPP extension for lending to allow small business additional time to apply for the remaining PPP funds allocated by Congress in connection with the CARES Act. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Further, the statement made it clear that institutions generally do not need to categorize COVID-19-related modifications as TDRs if certain requirements are met and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts of $250 thousand to $300 million depending on facility. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts of $250 thousand to $10 million. As of June 30, 2020, the Company had not participated in the Main Street Business Lending Program.

Effects on Our Business

The COVID-19 pandemic will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, transportation, long-term healthcare and retail industries will continue to endure significant economic distress. This will adversely affect their ability to repay existing indebtedness, and could adversely impact the value of collateral pledged to Busey Bank. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected.

Our Response

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey is offering an internal Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they may face as a result of COVID-19. This program offers solutions for all types of customers—including retail, personal loan and mortgage—as well as commercial clients and small businesses. The program includes options for loan payment deferrals as well as certain fee waivers. As of June 30, 2020, the Company had 1,122 commercial loan payment deferrals representing $1.1 billion in loans, 949 mortgage and personal loan payment deferrals representing $130.2 million in loans and an additional 638 deferrals for $80.9 million of mortgage loans in the serviced portfolio.

●	First Busey had served as a bridge for the PPP, actively helping existing and new business customers sign up for this important financial resource. At June 30, 2020, First Busey had $746.4 million in PPP loans outstanding, with an amortized cost of $729.3 million, representing 4,445 new and existing customers.

●	First Busey initiated its pandemic response plan, expanding social-distancing practices and remote work capabilities to ensure the safety of its associates. The Company has also instituted a new Emergency Sick Leave policy for all full-time and part-time associates.

●	First Busey suspended lobby access at its branches on March 19, 2020 and began servicing in-person customers exclusively from its drive-up windows. On July 20, 2020, with the exception of Florida, all other markets reopened lobbies with safety measures in place.

●	First Busey suspended open-market share repurchases under its share repurchase plan on March 16, 2020.

Operating Results

First Busey’s net income for the second quarter of 2020 was $25.8 million, or $0.47 per diluted common share, as compared to $15.4 million, or $0.28 per diluted common share, for the first quarter of 2020 and $24.1 million, or $0.43 per diluted common share, for the second quarter of 2019.  Adjusted net income(1) for the second quarter of 2020 was $26.2 million, or $0.48 per diluted common share, as compared to $15.5 million, or $0.28 per diluted common share, for the first quarter of 2020 and $29.5 million, or $0.53 per diluted common share, for the second quarter of 2019. Pre-provision net revenue(1) for the second quarter of 2020 was $45.4 million as compared to $35.8 million for the first quarter of 2020 and $34.3 million for the second quarter of 2019.  Adjusted pre-provision net revenue(1) for the second quarter of 2020 was $46.4 million as compared to $38.2 million for the first quarter of 2020 and $42.8 million for the second quarter of 2019.  For the second quarter of 2020, annualized return on average assets and annualized return on average tangible common equity(1) were 1.00% and 12.02%, respectively.  Based on adjusted net income(1), annualized return on average assets was 1.02% and annualized return on average tangible common equity(1) was 12.20% for the second quarter of 2020.

During the quarter, due to PPP loans and other factors, the Company’s total assets exceeded $10 billion. If the Company remains over $10 billion in assets at year-end, it will begin to face limitations on interchange fees and heightened supervision and regulation in 2021.

On January 1, 2020, the Company adopted the CECL methodology. During the second quarter of 2020, the Company recorded provision for credit losses of $12.9 million and provision for unfunded commitments of $0.6 million primarily driven by economic factors around COVID-19.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for the second quarter of 2020 were $0.1 million of expenses related to acquisitions and $0.3 million of restructuring expenses. The Company believes that non-GAAP measures (including adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity), facilitate the assessment of its financial results and peer comparability. A reconciliation of these non-GAAP measures is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

On January 31, 2019, the Company completed its acquisition of Banc Ed. TheBANK, Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019 when it was merged with and into Busey Bank.

(1)	A non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Banking Center Markets – June 30, 2020

Busey Bank has 61 banking centers in Illinois. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment and small business.  However, the financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

Busey Bank has 13 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Sixteen of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

Busey Bank has five banking centers in southwest Florida, an area which has experienced above average population growth, job growth and an expanded housing market over the last several years.

Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

Banking Center Consolidation Plan

After careful consideration and analysis, the Company decided in July 2020 to consolidate 12 banking centers to ensure a balance between the Company’s physical banking center network and robust digital banking services.  An efficient banking center footprint and strategic service models are necessary to keep First Busey competitive, responsive and independent.  Selected banking centers will close in October 2020 and include eight banking centers in Illinois, three in Missouri and one in Florida.  When fully realized, annualized expense savings net of expected associated revenue impacts are anticipated to be approximately $3.3 million with the impact of these cost savings beginning to be realized in the fourth quarter of 2020.  One-time expenses expected in relation to the banking center closings are anticipated to be incurred during the third and fourth quarters of 2020.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Three Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$441,764	$145	0.13%	$215,181	$1,083	2.02%
Investment securities:
U.S. Government obligations	131,092	675	2.07%	354,327	2,151	2.43%
Obligations of states and political subdivisions(1)	283,424	2,092	2.97%	294,371	2,181	2.97%
Other securities	1,303,274	7,543	2.33%	1,248,788	8,337	2.68%
Loans held for sale	108,821	741	2.74%	25,143	212	3.38%
Portfolio loans(1), (2)	7,216,825	70,754	3.94%	6,528,326	78,279	4.81%
Total interest-earning assets(1), (3)	$9,485,200	$81,950	3.47%	$8,666,136	$92,243	4.27%

Cash and due from banks	121,258			113,233
Premises and equipment	148,960			149,334
Allowance	(85,509)			(51,047)
Other assets	704,911			645,022
Total assets	$10,374,820			$9,522,678

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,090,552	$978	0.19%	$1,821,827	$2,489	0.55%
Savings and money market deposits	2,544,958	1,131	0.18%	2,400,751	3,581	0.60%
Time deposits	1,438,285	5,612	1.57%	1,747,830	8,084	1.86%
Federal funds purchased and repurchase agreements	184,208	100	0.22%	193,621	627	1.30%
Borrowings (4)	198,358	1,863	3.78%	258,662	2,365	3.67%
Junior subordinated debt issued to unconsolidated trusts	71,348	736	4.15%	71,194	892	5.03%
Total interest-bearing liabilities	$6,527,709	$10,420	0.64%	$6,493,885	$18,038	1.11%

Net interest spread(1)			2.83%			3.16%

Noninterest-bearing deposits	2,472,568			1,747,746
Other liabilities	141,273			85,245
Stockholders’ equity	1,233,270			1,195,802
Total liabilities and stockholders’ equity	$10,374,820			$9,522,678

Interest income / earning assets(1), (3)	$9,485,200	$81,950	3.47%	$8,666,136	$92,243	4.27%
Interest expense / earning assets	$9,485,200	$10,420	0.44%	$8,666,136	$18,038	0.84%
Net interest margin(1)		$71,530	3.03%		$74,205	3.43%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.7 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Six Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$400,252	$1,383	0.69%	$217,811	$2,315	2.14%
Investment securities:
U.S. Government obligations	160,952	1,766	2.21%	343,773	4,217	2.47%
Obligations of states and political subdivisions(1)	277,710	4,106	2.97%	280,405	4,118	2.96%
Other securities	1,289,515	15,402	2.40%	1,186,059	15,881	2.70%
Loans held for sale	85,392	1,218	2.87%	21,218	379	3.60%
Portfolio loans(1), (2)	6,937,551	143,238	4.15%	6,329,596	150,291	4.79%
Total interest-earning assets(1), (3)	$9,151,372	$167,113	3.67%	$8,378,862	$177,201	4.26%

Cash and due from banks	119,880			109,714
Premises and equipment	150,087			143,776
Allowance for loan losses	(77,685)			(51,236)
Other assets	687,845			614,859
Total assets	$10,031,499			$9,195,975

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,040,015	$3,391	0.33%	$1,760,550	$4,967	0.57%
Savings and money market deposits	2,558,214	4,396	0.35%	2,303,358	6,285	0.55%
Time deposits	1,479,655	12,161	1.65%	1,718,587	15,402	1.81%
Federal funds purchased and repurchase agreements	183,244	508	0.56%	199,045	1,210	1.23%
Borrowings (4)	187,507	3,484	3.74%	227,460	4,266	3.78%
Junior subordinated debt issued to unconsolidated trusts	71,329	1,480	4.17%	71,175	1,806	5.12%
Total interest-bearing liabilities	$6,519,964	$25,420	0.78%	$6,280,175	$33,936	1.09%

Net interest spread(1)			2.89%			3.17%

Noninterest-bearing deposits	2,157,656			1,682,691
Other liabilities	128,164			80,034
Stockholders’ equity	1,225,715			1,153,075
Total liabilities and stockholders’ equity	$10,031,499			$9,195,975

Interest income / earning assets(1), (3)	$9,151,372	$167,113	3.67%	$8,378,862	$177,201	4.26%
Interest expense / earning assets	$9,151,372	$25,420	0.56%	$8,378,862	$33,936	0.81%
Net interest margin(1)		$141,693	3.11%		$143,265	3.45%

(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $1.4 million and $1.5 million for the six months ended June 30, 2020 and 2019.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds and Net Interest Margin

Total average interest-earning assets increased $819.1 million, or 9.5%, to $9.5 billion for the three months ended June 30, 2020, as compared to $8.7 billion for the same period in 2019. The average amortized cost balance of PPP loans in the second quarter of 2020 was $579.5 million. Total average interest-bearing liabilities increased $33.8 million to $6.5 billion for the three months ended June 30, 2020, as compared to the same period in 2019. Average noninterest-bearing deposits increased $724.8 million, or 41.5%, to $2.5 billion for the three months ended June 30, 2020, as compared to $1.7 billion for the same period of 2019. Total average interest-earning assets increased $772.5 million, or 9.2%, to $9.2 billion for the six months ended June 30, 2020, as compared to $8.4 billion for the same period in 2019. Total average interest-bearing liabilities increased $239.8 million to $6.5 billion for the six months ended June 30, 2020, as compared to $6.3 billion for the same period of 2019.

Net interest income, on a tax-equivalent basis, decreased $2.7 million to $71.5 million for the three months ended June 30, 2020 as compared to $74.2 million for the same period of 2019, and decreased $1.6 million to $141.7 million for the six months ended June 30, 2020 as compared to $143.3 million for the same period of 2019.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.03% for the three months ended June 30, 2020, as compared to 3.43% for the same period of 2019 and 3.11% for the six months ended June 30, 2020, compared to 3.45% for the same period of 2019.  Excluding purchase accounting accretion,(1) the net interest margin for the three months ended June 30, 2020 was 2.93%, a decrease from 3.27% for the same period in 2019, and was 3.00% for the six months ended June 30, 2020 compared to 3.29% for the same period of 2019.

The Federal Open Market Committee (“FOMC”) lowered Federal Funds Target Rates for the first time in 11 years on July 31, 2019 and then again on September 18, 2019 and October 30, 2019, for a combined decrease of 75 basis points during 2019. In response to the potential economic risks posed by COVID-19, the FOMC took further action during the first quarter of 2020 by lowering the Federal Funds Target Rate by 50 basis points on March 3, 2020, followed by an additional 100 basis point reduction on March 15, 2020. These rate cuts contributed to the reported decline in net interest margin, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities.

Other factors contributing to the reported decline in net interest margin during the second quarter of 2020 include lower accretion income, the sizeable balance of lower-yielding PPP loans, the Company’s significant liquidity position, lower line utilization by commercial loan customers and the issuance of subordinated debt completed during the second quarter.  The quarterly net interest margins were as follows:

	2020	2019
First Quarter	3.20%	3.46%
Second Quarter	3.03%	3.43%
Third Quarter	—%	3.35%
Fourth Quarter	—%	3.27%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.83% for the three months ended June 30, 2020, as compared to 3.16% in the same period of 2019 and was 2.89% for the six months ended June 30, 2020 as compared to 3.17% in the same period of 2019.

Management attempts to mitigate the effects of the interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies. However, as a result of the reductions in the target interest rate, as well as the impact of the COVID-19 pandemic, our net interest income and margin may continue to decline in future periods. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2019 Form 10-K for a description of accounting policies underlying the recognition of interest income and expense.

(1)	A non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Non-Interest Income

(dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Wealth management fees	$10,193	$9,488	$705	7.4%	$21,748	$18,517	$3,231	17.4%
Fees for customer services	7,025	9,696	(2,671)	(27.5)%	15,386	17,793	(2,407)	(13.5)%
Remittance processing	3,718	3,717	1	0.0%	7,471	7,497	(26)	(0.3)%
Mortgage revenue	2,705	2,851	(146)	(5.1)%	4,086	4,796	(710)	(14.8)%
Income on bank owned life insurance	2,282	2,102	180	8.6%	3,339	3,080	259	8.4%
Net gains (losses) on sales of securities	125	(10)	135	NM	1,699	(184)	1,883	NM
Unrealized gains (losses) recognized on equity securities	190	(1,016)	1,206	118.7%	(797)	(800)	3	0.4%
Other income	1,726	1,068	658	61.6%	2,549	3,142	(593)	(18.9)%
Total non-interest income	$27,964	$27,896	$68	0.2%	$55,481	$53,841	$1,640	3.0%

NM=Not Meaningful

Total non-interest income of $28.0 million for the second quarter of 2020 increased as compared to $27.9 million in the second quarter of 2019. Revenues from wealth management fees and remittance processing activities represented 49.7% of the Company’s non-interest income for the quarter ended June 30, 2020, providing a complement to spread-based revenue from traditional banking activities. Total non-interest income of $55.5 million for the six months ended June 30, 2020 increased as compared to $53.8 million in the comparable period of 2019.

Wealth management fees were $10.2 million for the second quarter of 2020, an increase from $9.5 million for the second quarter of 2019 and were $21.7 million for the six months ended June 30, 2020, compared to $18.5 million for the comparable period of 2019. First Busey’s Wealth Management division ended the second quarter of 2020 with $9.0 billion in assets under care. The Wealth Management division experienced solid new account activity during the second quarter of 2020 and the 90-day new asset pipeline remained strong at the end of the second quarter. Market volatility related to COVID-19, may impact fees in future quarters.

Fees for customer services decreased 27.5% for the three months ended June 30, 2020 compared to the same period of 2019 and 13.5% for the six months ended June 30, 2020 compared to the same period of 2019. The decrease relates to fee waivers provided in connection with the Company’s Financial Relief Program and changing customer behaviors resulting from COVID-19. Personal and business overdraft fees were the most impacted, decreasing by $1.6 million in the second quarter of 2020 as compared to the first quarter of 2020.

Remittance processing revenue from the Company’s subsidiary, FirsTech, was steady at $3.7 million for the second quarter of 2020 and 2019 and $7.5 million for the six months ended June 30, 2020 and 2019. Remittance processing adds important diversity to our revenue stream while widening the array of service offerings available to our larger commercial clients within our footprint and nationally.

Mortgage revenue of $2.7 million in the second quarter of 2020 decreased compared to $2.9 million in the second quarter of 2019. Mortgage revenue of $4.1 million for the six months ended June 30, 2020 decreased compared to $4.8 million in the comparable period of 2019.

Other income increased to $1.7 million for the second quarter of 2020 compared to $1.1 million in the second quarter of 2019, but decreased to $2.5 million for the six months ended June 30, 2020 compared to $3.1 million in the same period of 2019.  Other income variances are primarily driven by fluctuations in income generated from swap origination fees, data processing income and commercial loan sales gains.

Non-Interest Expense

(dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Salaries, wages and employee benefits	$28,555	$34,268	$(5,713)	(16.7)%	$62,558	$66,609	$(4,051)	(6.1)%
Data processing	4,051	5,616	(1,565)	(27.9)%	8,446	10,017	(1,571)	(15.7)%
Net occupancy expense of premises	4,448	4,511	(63)	(1.4)%	9,163	8,713	450	5.2%
Furniture and equipment expenses	2,537	2,352	185	7.9%	4,986	4,447	539	12.1%
Professional fees	1,986	3,192	(1,206)	(37.8)%	3,810	6,379	(2,569)	(40.3)%
Amortization of intangible assets	2,519	2,412	107	4.4%	5,076	4,506	570	12.6%
Other expense	8,972	15,669	(6,697)	(42.7)%	19,543	24,512	(4,969)	(20.3)%
Total non-interest expense	$53,068	$68,020	$(14,952)	(22.0)%	$113,582	$125,183	$(11,601)	(9.3)%

Income taxes	$7,012	$6,702	$310	4.6%	$10,868	$16,287	$(5,419)	(33.3)%
Effective rate on income taxes	21.4%	21.8%			20.9%	24.7%

Efficiency ratio	51.0%	63.6%			55.3%	60.9%
Full-time equivalent employees as of period-end	1,480	1,579

Total non-interest expense of $53.1 million for the three months ended June 30, 2020 decreased as compared to $68.0 million for the same period in 2019. Total non-interest expense of $113.6 million for the six months ended June 30, 2020 decreased as compared to $125.2 million for the same period in 2019. The Company remains focused on expense discipline and expects expense reductions as a result of its planned branch closures, strategic actions in response to COVID-19 and as it realizes additional expense savings from prior acquisitions.

Salaries, wages and employee benefits were $28.6 million in the second quarter of 2020, a decrease from $34.3 million in the second quarter of 2019 and were $62.6 million for the six months ended June 30, 2020 compared to $66.6 million for the comparable period of 2019. The deferral of PPP loan origination costs of $3.8 million combined with a decrease in full-time equivalents contributed to the lower salaries, wages and employee benefits in the second quarter of 2020. The number of total full-time equivalents at June 30, 2020 was 1,480 compared to 1,507 at March 31, 2020, 1,531 at December 31, 2019 and 1,579 at June 30, 2019.

Data processing expense was $4.1 million in the second quarter of 2020, as compared to $5.6 million in the second quarter of 2019 and was $8.4 million in the six months ended June 30, 2020, as compared to $10.0 million in the same period of 2019. The 2019 data processing expense included conversion expenses and data processing related to TheBANK.

Combined net occupancy expense of premises and furniture and equipment expenses was $7.0 million for the three months ended June 30, 2020, as compared to $6.9 million for the three months ended June 30, 2019 and was $14.1 million for the six months ended June 30, 2020, as compared to $13.2 million in the same period of 2019. The Company continues to evaluate its banking center network and has decided to consolidate 12 banking centers in October 2020.

Professional fees decreased 37.8% for the three months ended June 30, 2020, as compared to the same period of 2019 and decreased 40.3% for the six months ended June 30, 2020, as compared to the same period of 2019. The decrease is primarily related to a reduction in legal and consulting fees related to acquisitions.

Amortization of intangible assets increased to $2.5 million for the three months ended June 30, 2020, as compared to $2.4 million for the three months ended June 30, 2019 and increased to $5.1 million for the six months ended June 30, 2020, as compared to $4.5 million for the comparable period of 2019. The increase was due to increases in intangible asset balances from acquisitions in 2019.

Other expense in the second quarter of 2020 was $9.0 million as compared to $15.7 million in the second quarter of 2019 and other expense of $19.5 million for the six months ended June 30, 2020 decreased compared to $24.5 million for the comparable period of 2019. One-time expenses relating to acquisitions and other restructuring activities included in other expense were $0.3 million and $7.7 million for the six months ended June 30, 2020 and 2019, respectively. The deferral of PPP loan origination costs of $1.1 million reduced other expense in the second quarter of 2020. Provision for unfunded commitments of $0.6 million and $1.6 million for the three and six months ended June 30, 2020 were recorded in other expense.

The efficiency ratio(1) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio was 50.97% for the quarter ended June 30, 2020 compared to 59.69% for the quarter ended March 31, 2020 and 63.62% for the quarter ended June 30, 2019. The adjusted efficiency ratio(1) was 50.48% for the quarter ended June 30, 2020, 59.54% for the quarter ended March 31, 2020, and 56.55% for the quarter ended June 30, 2019. The efficiency ratio for the six months ended June 30, 2020 was 55.28% compared to 60.92% for the same period of 2019 and the adjusted efficiency ratio(1) was 54.96% for the six months ended June 30, 2020 compared to 56.49% for the comparable period of 2019. The Company remains focused on expense discipline.

Income Taxes

The effective income tax rate of 21.4% and 20.9% for the three and six months ended June 30, 2020 was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits, including an Illinois new market tax credit. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  At June 30, 2020, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for its 2009 to 2016 income tax filings.

(1)	Non-GAAP financial measures, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet Items (dollars in thousands):

	June 30,	December 31,
	2020	2019	$ Change	% Change
Assets
Debt securities available for sale	$1,696,866	$1,648,257	$48,609	2.9%
Portfolio loans, net	7,132,974	6,633,501	499,473	7.5%

Total assets	$10,835,965	$9,695,729	$1,140,236	11.8%

Liabilities
Deposits:
Noninterest-bearing	$2,764,408	$1,832,619	$931,789	50.8%
Interest-bearing	6,145,258	6,069,777	75,481	1.2%
Total deposits	$8,909,666	$7,902,396	$1,007,270	12.7%

Securities sold under agreements to repurchase	$194,249	$205,491	$(11,242)	(5.5)%
Short-term borrowings	24,648	8,551	16,097	188.2%
Long-term debt	35,101	83,600	(48,499)	(58.0)%
Senior notes, net of unamortized issuance costs	39,741	39,674	67	0.2%
Subordinated notes, net of unamortized issuance costs	181,995	59,248	122,747	207.2%
Junior subordinated debt owed to unconsolidated trusts	71,387	71,308	79	0.1%

Total liabilities	$9,599,881	$8,475,295	$1,124,586	13.3%

Stockholders’ equity	$1,236,084	$1,220,434	$15,650	1.3%

During the quarter, due to PPP loans and other factors, the Company’s total assets exceeded $10 billion. If the Company remains over $10 billion in assets at year-end, it will begin to face limitations on interchange fees and heightened supervision and regulation in 2021.

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

As a matter of policy and practice, the Company limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. In anticipation of the potential risks associated with COVID-19, the Company took actions starting in early March 2020 to escalate the monitoring of susceptible industry sectors within its portfolio. The Company anticipates that organic loan growth will slow in future quarters as a result of COVID-19 and the related impact on economic conditions in the Company’s market areas.

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

The Company’s lending activities can be summarized in five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans and retail other loans. A description of each of the lending areas can be found in the Company’s 2019 Form 10-K. The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	June 30, 2020
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,568,941	$653,937	$67,625	$67,451	$2,357,954
Commercial real estate	1,794,985	735,169	151,197	165,663	2,847,014
Real estate construction	220,086	100,995	31,747	80,203	433,031
Retail real estate	1,051,587	352,089	97,682	46,857	1,548,215
Retail other	37,755	2,328	1,572	1,151	42,806
Portfolio loans	$4,673,354	$1,844,518	$349,823	$361,325	$7,229,020

Allowance					(96,046)
Portfolio loans, net					$7,132,974

	December 31, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,220,088	$457,416	$20,589	$50,275	$1,748,368
Commercial real estate	1,782,442	679,217	150,935	180,823	2,793,417
Real estate construction	168,621	139,540	20,311	73,389	401,861
Retail real estate	1,139,173	412,811	99,976	41,809	1,693,769
Retail other	44,158	2,535	1,611	1,530	49,834
Portfolio loans	$4,354,482	$1,691,519	$293,422	$347,826	$6,687,249

Allowance					(53,748)
Portfolio loans, net					$6,633,501

Portfolio loans increased $541.8 million, or 8.1%, as of June 30, 2020 compared to December 31, 2019, primarily as a result of PPP loans.

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

The Company calculates the allowance for credit losses at each reporting date. The Company recognizes an allowance for the lifetime expected credit losses for the amount the Company does not expect to collect. Subsequent changes in expected credit losses are recognized immediately in earnings. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2010-2019. As of June 30, 2020, the Company expects the markets in which it operates to experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.

When a determination is made by management to charge-off a loan balance, a write-off is charged against the allowance for credit losses.  Net charge-offs totaled $1.2 million for the quarter ended June 30, 2020 compared to $3.4 million for the quarter ended March 31, 2020, $1.6 million for the quarter ended December 31, 2019 and $2.1 million for the quarter ended June 30, 2019.

During the second quarter of 2020, the Company recorded provision for credit losses of $12.9 million and provision for unfunded commitments of $0.6 million primarily driven by economic factors around COVID-19.

With the adoption of CECL, the allowance as a percentage of portfolio loans was 1.33% at June 30, 2020, as compared to 1.25% at March 31, 2020, 0.80% at December 31, 2019 and 0.79% at June 30, 2019. The allowance as a percentage of portfolio loans, excluding the amortized cost of PPP loans, was 1.48% at June 30, 2020.  The allowance as a percentage of non-performing loans increased to 378.43% at June 30, 2020 as compared to 310.10% at March 31, 2020, 182.15% at December 31, 2019 and 155.33% at June 30, 2019.

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

The following table sets forth information concerning key asset quality metrics as of each of the dates indicated (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Loans 30-89 days past due	$5,166	$10,150	$14,271	$12,434	$18,040

Non-accrual loans	25,095	25,672	27,896	31,827	32,816
Loans 90+ days past due and still accruing	285	1,540	1,611	1,276	258
Total non-performing loans	25,380	27,212	29,507	33,103	33,074
OREO	3,755	3,553	3,057	926	936
Total non-performing assets	$29,135	$30,765	$32,564	$34,029	$34,010

Performing TDRs	$4,316	$4,949	$5,005	$8,778	$8,609
Allowance	96,046	84,384	53,748	52,965	51,375

Allowance to portfolio loans	1.33%	1.25%	0.80%	0.79%	0.79%
Allowance to portfolio loans, excluding PPP loans	1.48%	1.25%	0.80%	0.79%	0.79%
Allowance to non-performing loans	378.43%	310.10%	182.15%	160.00%	155.33%
Non-performing assets to total assets	0.27%	0.32%	0.34%	0.35%	0.35%
Non-performing loans to portfolio loans	0.35%	0.40%	0.44%	0.50%	0.51%
Non-performing loans to portfolio loans, excluding PPP loans	0.39%	0.40%	0.44%	0.50%	0.51%
Non-performing assets to portfolio loans and OREO	0.40%	0.46%	0.49%	0.51%	0.52%

Loans 30-89 days past due were $5.2 million as of June 30, 2020, a decrease from $10.2 million as of March 31, 2020, and $18.0 million as of June 30, 2019. Non-performing loans totaled $25.4 million as of June 30, 2020, a decrease from $27.2 million as of March 31, 2020, and $33.1 million as of June 30, 2019. Continued disciplined credit management resulted in non-performing loans as a percentage of total loans of 0.35% at June 30, 2020 as compared to 0.40% at March 31, 2020 and 0.51% at June 30, 2019. Non-performing loans as a percentage of total loans, excluding the amortized cost of PPP loans, was 0.39% at June 30, 2020.

If economic conditions deteriorate further as a result of COVID-19, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as individually evaluated, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Potential problem loans totaled $83.6 million at June 30, 2020, compared to $74.6 million at December 31, 2019. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2020, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

To alleviate some of the financial hardships qualifying customers may face as a result of COVID-19, the Company is offering an internal Financial Relief Program. The program includes options for short-term loan payment deferrals and certain fee waivers. As of June 30, 2020, the Company had commercial loan payment deferrals representing $1.1 billion in loans, mortgage/personal loan payment deferrals representing $130.2 million in loans and additional deferrals of $80.9 million for mortgage loans in the serviced portfolio. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits were $8.9 billion at June 30, 2020, as compared to $7.9 billion at December 31, 2019. The increase in deposits at June 30, 2020 is attributable to retention of PPP loan funding in customer deposit accounts, other core deposit growth and seasonality in public funds. The Company remains funded primarily through core deposits with significant market share in its primary markets.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of June 30, 2020, the Company had additional capacity to borrow from the FHLB and Federal Reserve of $1.6 billion and $474.4 million, respectively.

The Company has the ability to pledge PPP loans as collateral to either the FHLB, Federal Reserve Discount Window or the Paycheck Protection Program Liquidity Facility to increase the availability to borrow against any potential short-term funding needs.

As of June 30, 2020, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of June 30, 2020 and December 31, 2019, we had outstanding loan commitments and standby letters of credit of $1.8 billion and $1.7 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most directly comparable GAAP financial measures, specifically total net interest income in the case of adjusted pre-provision net revenue, net income in the case of adjusted net income, adjusted earnings per share and adjusted return on average assets, total net interest income in the case of adjusted net interest margin, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity appears below (dollars in thousands, except per share data). The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Pre-Provision Net Revenue

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Net interest income	$70,813	$69,433	$73,428	$140,246	$141,811
Non-interest income	27,964	27,517	27,896	55,481	53,841
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(315)	(587)	1,026	(902)	984
Non-interest expense	(53,068)	(60,514)	(68,020)	(113,582)	(125,183)
Pre-provision net revenue	$45,394	$35,849	$34,330	$81,243	$71,453

Acquisition and other restructuring expenses	487	145	7,293	632	8,772
Provision for unfunded commitments	567	1,017	—	1,584	—
New Market Tax Credit amortization	—	1,200	1,200	1,200	1,200
Adjusted: pre-provision net revenue	$46,448	$38,211	$42,823	$84,659	$81,425

Average total assets	$10,374,820	$9,688,177	$9,522,678	$10,031,499	$9,195,975

Reported: Pre-provision net revenue to average assets(1)	1.76%	1.49%	1.45%	1.63%	1.57%
Adjusted: Pre-provision net revenue to average assets(1)	1.80%	1.59%	1.80%	1.70%	1.78%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Earnings Per Share and Adjusted Return on Average Assets

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Net income	$25,806	$15,364	$24,085	$41,170	$49,554
Acquisition expenses
Salaries, wages, and employee benefits	—	—	43	—	43
Data processing	—	—	327	—	334
Lease or fixed asset impairment	—	—	415	—	415
Other (includes professional and legal)	141	145	3,293	286	4,498
Other restructuring costs
Salaries, wages, and employee benefits	346	—	275	346	275
Data processing	—	—	292	—	392
Other (includes professional and legal)	—	—	826	—	993
MSR valuation impairment	—	—	1,822	—	1,822
Related tax benefit	(102)	(30)	(1,880)	(132)	(2,214)
Adjusted net income	$26,191	$15,479	$29,498	$41,670	$56,112

Dilutive average common shares outstanding	54,705,273	54,913,329	55,941,117	54,807,170	54,764,129

Reported: Diluted earnings per share	$0.47	$0.28	$0.43	$0.75	$0.90
Adjusted: Diluted earnings per share	0.48	0.28	0.53	0.76	1.02

Average total assets	$10,374,820	$9,688,177	$9,522,678	$10,031,499	$9,195,975

Reported: Return on average assets(1)	1.00%	0.64%	1.01%	0.83%	1.09%
Adjusted: Return on average assets(1)	1.02%	0.64%	1.24%	0.84%	1.23%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2019	2019	2020	2019
Reported: Net interest income	$70,813	$69,433	$73,428	$140,246	$141,811
Tax-equivalent adjustment	717	730	777	1,447	1,454
Purchase accounting accretion related to business combinations	(2,477)	(2,827)	(3,471)	(5,304)	(6,465)
Adjusted: Net interest income	$69,053	$67,336	$70,734	$136,389	$136,800

Average interest-earning assets	$9,485,200	$8,817,544	$8,666,136	$9,151,372	$8,378,862

Reported: Net interest margin(1)	3.03%	3.20%	3.43%	3.11%	3.45%
Adjusted: Net Interest margin(1)	2.93%	3.07%	3.27%	3.00%	3.29%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Reported: Net Interest income	$70,813	$69,433	$73,428	$140,246	$141,811
Tax-equivalent adjustment	717	730	777	1,447	1,454
Tax-equivalent interest income	$71,530	$70,163	$74,205	$141,693	$143,265

Reported: Non-interest income	27,964	27,517	27,896	55,481	53,841
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(315)	(587)	1,026	(902)	984
Adjusted: Non-interest income	$27,649	$26,930	$28,922	$54,579	$54,825

Reported: Non-interest expense	53,068	60,514	68,020	113,582	125,183
Amortization of intangible assets	(2,519)	(2,557)	(2,412)	(5,076)	(4,506)
Non-operating adjustments:
Salaries, wages, and employee benefits	(346)	—	(318)	(346)	(318)
Data processing	—	—	(619)	—	(726)
Other	(141)	(145)	(6,356)	(286)	(7,728)
Adjusted: Non-interest expense	$50,062	$57,812	$58,315	$107,874	$111,905

Reported: Efficiency ratio	50.97%	59.69%	63.62%	55.28%	60.92%
Adjusted: Efficiency ratio	50.48%	59.54%	56.55%	54.96%	56.49%

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(dollars in thousands)

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Total Assets	$10,835,965	$9,721,405	$9,612,667
Goodwill and other intangible assets, net	(368,053)	(370,572)	(375,327)
Tax effect of other intangible assets, net	15,825	16,530	17,075
Tangible assets	$10,483,737	$9,367,363	$9,254,415

Total stockholders’ equity	1,236,084	1,217,585	1,203,608
Goodwill and other intangible assets, net	(368,053)	(370,572)	(375,327)
Tax effect of other intangible assets, net	15,825	16,530	17,075
Tangible common equity	$883,856	$863,543	$845,356

Ending number of common shares outstanding	54,516,000	54,401,208	55,386,636

Tangible common equity to tangible assets(1)	8.43%	9.22%	9.13%
Tangible book value per share	$15.92	$15.57	$14.95

Average stockholders’ common equity	$1,233,270	$1,218,160	$1,195,802
Average goodwill and other intangible assets, net	(369,699)	(372,240)	(376,851)
Average tangible stockholders’ common equity	$863,571	$845,920	$818,951

Reported: Return on average tangible common equity(2)	12.02%	7.30%	11.80%
Adjusted: Return on average tangible common equity(2)(3)	12.20%	7.36%	14.45%

	Six Months Ended
	June 30,	June 30,
	2020	2019
Average stockholders’ common equity	$1,225,715	$1,153,075
Average goodwill and other intangible assets, net	(370,969)	(364,786)
Average tangible stockholders’ common equity	$854,746	$788,289

Reported: Return on average tangible common equity(2)	9.69%	12.68%
Adjusted: Return on average tangible common equity(2), (3)	9.80%	14.35%

(1) Tax-effected measure, 28% estimated deferred tax rate
(2) Annualized measure
(2) Calculated using adjusted net income

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause actual results to differ materially from those in the Company’s forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national and international economy (including the impact of the 2020 presidential election and the impact of tariffs, a U.S. withdrawal from or significant negotiation of trade agreements, trade wars and other changes in trade regulations); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), or other adverse external events that could cause economic deterioration or instability in credit markets; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iv) changes in accounting policies and practices, including CECL, that changed how the Company estimates credit losses; (v) changes in interest rates and prepayment rates of the Company’s assets (including the impact of The London Inter-bank Offered Rate phase-out); (vi) increased competition in the financial services sector and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of the acquisition and the possibility that the transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving the Company; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful at June 30, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300
June 30, 2020	NM	8.72%	17.24%	25.47%

December 31, 2019	(5.94)%	5.39%	10.24%	15.01%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300
June 30, 2020	NM	10.90%	21.36%	31.44%

December 31, 2019	(8.19)%	6.96%	13.16%	19.28%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of June 30, 2020, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2019 Form 10-K, the following risk factors apply to First Busey:

Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created an economic recession and has caused severe financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which COVID-19 will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan (including work-from-home arrangements and staffing in operational facilities), the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has or could contribute to:

●	Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
●	Ratings downgrades, credit deterioration and defaults in many industries, including hotel, restaurant, transportation, long-term healthcare, retail and commercial real estate, which may lead to increased provision expense.
●	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
●	A decrease in interest rates and yields, which may lead to decreased net interest income.
●	Significant draws on credit lines, as customers and clients seek to increase liquidity.
●	A decrease in fees for customer services.
●	Increased demands on capital and liquidity.
●	A sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, which would adversely impact our results of operations and the ability of Busey Bank to pay dividends to the Company.
●	A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services.
●	Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and disruptions in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Although governmental authorities have introduced a number of programs designed to soften the impact of COVID-19 on small businesses, once these programs expire, our borrowers may not be able to satisfy their financial obligations to us.

In general, the success of the unprecedented measures taken by governmental authorities to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, financial condition, liquidity and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect draws on lines of credit, reduced revenues in our businesses and increased customer and client defaults. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

The CARES Act established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. In addition to implementing the programs contemplated by the CARES Act, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

●	requiring banks to focus on business continuity and pandemic planning;
●	adding pandemic scenarios to stress testing;
●	encouraging bank use of capital buffers and reserves in lending programs;
●	permitting certain regulatory reporting extensions;
●	reducing margin requirements on swaps;
●	permitting certain otherwise prohibited investments in investment funds;
●	issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
●	providing credit under the Community Reinvestment Act for certain pandemic-related loans, investments and public service.

The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic area in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market area, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, the Company is subject to additional risks of litigation from its customers or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress then authorized an additional $310 billion funding for PPP loans.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company may be exposed to the risk of similar litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding their process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares. Further, on February 5, 2020, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 2,000,000 shares. On March 16, 2020, due to uncertainties related to COVID-19, the Company suspended share repurchases under the plan and it is uncertain when the Company will resume the repurchase of shares as part of this program in the future.

There were no purchases made by or on behalf of First Busey of its common stock shares during the quarter ended June 30, 2020. At June 30, 2020, the Company had 1,982,088 shares that may still be purchased under the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*10.1	Form of Director Deferred Stock Unit Award

10.2	Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 9, 2020, and incorporated herein by reference).

10.3	First Busey Corporation 2020 Equity Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed with the SEC on April 9, 2020, and incorporated herein by reference).

10.4	Form of Restricted Stock Unit Award (filed as Exhibit 4.5 to the Company’s Form S-8, filed with the SEC on May 29, 2020, and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

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

Date: August 6, 2020