Form 10-Q
period 2020-09-30
FIRST BUSEY CORP /NV/
filed 2020-11-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2020
Common Stock, $.001 par value	54,522,231

FIRST BUSEY CORPORATION

FORM 10-Q

September 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Assets
Cash and due from banks	$182,555	$136,546
Interest-bearing deposits	297,166	392,742
Total cash and cash equivalents	479,721	529,288

Debt securities available for sale	2,080,849	1,648,257
Equity securities	17,808	5,952
Loans held for sale, at fair value	87,772	68,699
Portfolio loans (net of allowance 2020 $98,841; 2019 $53,748)	7,022,470	6,633,501
Premises and equipment, net	144,001	151,267
Right of use asset	7,251	9,490
Goodwill	311,536	311,536
Other intangible assets, net	54,424	61,593
Cash surrender value of bank owned life insurance	175,570	173,595
Other assets	158,226	102,551
Total assets	$10,539,628	$9,695,729
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$2,595,075	$1,832,619
Interest-bearing	6,047,626	6,069,777
Total deposits	8,642,701	7,902,396

Securities sold under agreements to repurchase	201,641	205,491
Short-term borrowings	4,651	8,551
Long-term debt	4,931	83,600
Senior notes, net of unamortized issuance costs	39,775	39,674
Subordinated notes, net of unamortized issuance costs	182,095	59,248
Junior subordinated debt owed to unconsolidated trusts	71,427	71,308
Lease liability	7,342	9,552
Other liabilities	129,360	95,475
Total liabilities	9,283,923	8,475,295

Outstanding commitments and contingent liabilities (see Notes 10 and 15)

Stockholders’ Equity
Common stock, $.001 par value, authorized 2020 100,000,000 shares; authorized 2019 66,666,667 shares; 55,910,733 shares issued	56	56
Additional paid-in capital	1,250,391	1,248,216
Retained earnings (accumulated deficit)	4,718	(14,813)
Accumulated other comprehensive income (loss)	35,525	14,960
Total stockholders’ equity before treasury stock	1,290,690	1,248,419

Treasury stock at cost, 2020 1,388,502 shares; 2019 1,121,961 shares	(34,985)	(27,985)
Total stockholders’ equity	1,255,705	1,220,434
Total liabilities and stockholders’ equity	$10,539,628	$9,695,729

Common shares outstanding at period end	54,522,231	54,788,772

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$69,809	$78,083	$213,434	$227,903
Interest and dividends on investment securities:
Taxable interest income	8,466	10,247	26,807	31,583
Non-taxable interest income	1,141	1,180	3,458	3,456
Other interest income	213	2,181	1,596	4,496
Total interest income	79,629	91,691	245,295	267,438
Interest expense:
Deposits	6,105	14,753	26,053	41,407
Federal funds purchased and securities sold under agreements to repurchase	88	579	596	1,789
Short-term borrowings	30	200	215	885
Long-term debt	38	700	495	2,020
Senior notes	400	400	1,199	1,199
Subordinated notes	2,475	731	4,518	2,193
Junior subordinated debt owed to unconsolidated trusts	740	852	2,220	2,658
Total interest expense	9,876	18,215	35,296	52,151
Net interest income	69,753	73,476	209,999	215,287
Provision for credit losses	5,549	3,411	35,656	8,039
Net interest income after provision for credit losses	64,204	70,065	174,343	207,248
Non-interest income:
Wealth management fees	10,548	8,821	32,296	27,338
Fees for customer services	8,014	9,842	23,400	27,635
Remittance processing	3,995	3,780	11,466	11,277
Mortgage revenue	5,793	3,331	9,879	8,127
Income on bank owned life insurance	1,022	1,573	4,361	4,653
Net gains (losses) on sales of securities	11	296	1,710	112
Unrealized gains (losses) recognized on equity securities	(437)	65	(1,234)	(735)
Other income	3,339	3,228	5,888	6,370
Total non-interest income	32,285	30,936	87,766	84,777
Non-interest expense:
Salaries, wages and employee benefits	32,839	38,747	95,397	105,356
Data processing	3,937	5,032	12,383	15,049
Net occupancy expense of premises	4,256	4,652	13,419	13,365
Furniture and equipment expenses	2,325	2,489	7,311	6,936
Professional fees	1,698	2,622	5,508	9,001
Amortization of intangible assets	2,493	2,360	7,569	6,866
Other expense	8,994	12,219	28,537	36,731
Total non-interest expense	56,542	68,121	170,124	193,304
Income before income taxes	39,947	32,880	91,985	98,721
Income taxes	9,118	8,052	19,986	24,339
Net income	$30,829	$24,828	$71,999	$74,382

Basic earnings per common share	$0.56	$0.45	$1.32	$1.36
Diluted earnings per common share	$0.56	$0.45	$1.31	$1.35
Dividends declared per share of common stock	$0.22	$0.21	$0.66	$0.63

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income	$30,829	$24,828	$71,999	$74,382
Other comprehensive income:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $682, $(1,423), $(9,577) and $(8,552), respectively	(1,710)	3,568	23,974	21,453
Net unrealized losses on debt securities transferred from held to maturity to available for sale, net of taxes of $- , $-, $- and $(1,363), respectively	—	—	—	3,417
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $3, $85, $492 and $29, respectively	(8)	(212)	(1,218)	(75)
Net change in unrealized gains (losses) on debt securities available for sale	(1,718)	3,356	22,756	24,795

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding (losses) gains on cash flow hedges, net of taxes of $(6), $239, $890 and $239, respectively	14	(598)	(2,233)	(598)
Reclassification adjustment for realized losses (gains) on cash flow hedges included in net income, net of taxes of $(76), $(3), $(16) and $(3), respectively	192	6	42	6
Net change in unrealized gains (losses) on derivative instruments	206	(592)	(2,191)	(592)
Net change in accumulated other comprehensive income (loss)	(1,512)	2,764	20,565	24,203
Total comprehensive income	$29,317	$27,592	$92,564	$98,585

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Deficit)	Income (loss)	Stock	Total
For the Three Months Ended September 30, 2020
Balance, June 30, 2020	54,516,000	$56	$1,248,045	$(13,951)	$37,037	$(35,103)	$1,236,084
Net income	—	—	—	30,829	—	—	30,829
Other comprehensive income (loss)	—	—	—	—	(1,512)	—	(1,512)
Issuance of treasury stock for employee stock purchase plan	6,119	—	(23)	—	—	116	93
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	112	—	(2)	—	—	2	—
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	—	—	—	—	—	—	—
Cash dividends common stock at $0.22 per share	—	—	—	(11,994)	—	—	(11,994)
Stock dividend equivalents restricted stock units at $0.22 per share	—	—	166	(166)	—	—	—
Stock-based compensation	—	—	2,205	—	—	—	2,205
Balance, September 30, 2020	54,522,231	$56	$1,250,391	$4,718	$35,525	$(34,985)	$1,255,705

For the Nine Months Ended September 30, 2020
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434
Cumulative effect of change in accounting principle	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	71,999	—	—	71,999
Other comprehensive income (loss)	—	—	—	—	20,565	—	20,565
Repurchase of stock	(407,850)	—	—	—	—	(9,669)	(9,669)
Issuance of treasury stock for employee stock purchase plan	26,651	—	(68)	—	—	504	436
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,589	—	(2,648)	—	—	2,013	(635)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,069	—	(51)	—	—	152	101
Cash dividends common stock at $0.66 per share	—	—	—	(36,017)	—	—	(36,017)
Stock dividend equivalents restricted stock units at $0.66 per share	—	—	529	(529)	—	—	—
Stock-based compensation	—	—	4,413	—	—	—	4,413
Balance, September 30, 2020	54,522,231	$56	$1,250,391	$4,718	$35,525	$(34,985)	$1,255,705

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	(Deficit)	Income (loss)	Stock	Total
For the Three Months Ended September 30, 2019
Balance, June 30, 2019	55,386,636	$56	$1,246,160	$(44,878)	$14,627	$(12,357)	$1,203,608
Net income	—	—	—	24,828	—	—	24,828
Other comprehensive income (loss)	—	—	—	—	2,764	—	2,764
Repurchase of stock	(194,062)	—	—	—	—	(4,890)	(4,890)
Issuance of treasury stock for employee stock purchase plan	4,378	—	21	—	—	83	104
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	—	—	(6)	—	—	—	(6)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	325	—	(6)	—	—	6	—
Cash dividends common stock at $0.21 per share	—	—	—	(11,632)	—	—	(11,632)
Stock dividend equivalents restricted stock units at $0.21 per share	—	—	186	(186)	—	—	—
Stock-based compensation	—	—	1,205	—	—	—	1,205
Balance, September 30, 2019	55,197,277	$56	$1,247,560	$(31,868)	$17,391	$(17,158)	$1,215,981

For the Nine Months Ended September 30, 2019
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964
Net income	—	—	—	74,382	—	—	74,382
Other comprehensive income (loss)	—	—	—	—	24,203	—	24,203
Stock issued in acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Repurchase of stock	(527,396)	—	—	—	—	(13,323)	(13,323)
Issuance of treasury stock for employee stock purchase plan	20,528	—	100	—	—	389	489
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	91,032	—	(2,541)	—	—	345	(2,196)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	13,125	—	(97)	—	—	1,621	1,524
Cash dividends common stock at $0.63 per share	—	—	—	(33,579)	—	—	(33,579)
Stock dividend equivalents restricted stock units at $0.63 per share	—	—	504	(504)	—	—	—
Stock-based compensation	—	—	3,236	—	—	—	3,236
Balance, September 30, 2019	55,197,277	$56	$1,247,560	$(31,868)	$17,391	$(17,158)	$1,215,981

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$71,999	$74,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,656	8,039
Amortization of intangible assets	7,569	6,866
Amortization of mortgage servicing rights	3,932	2,061
Depreciation and amortization of premises and equipment	9,384	8,701
Net amortization (accretion) of premium (discount) on portfolio loans	(7,015)	(8,300)
Net amortization (accretion) of premium (discount) on investment securities	6,698	4,514
Net amortization (accretion) of premium (discount) on time deposits	(662)	(1,236)
Net amortization (accretion) of premium (discount) on Federal Home Loan Bank ("FHLB") advances and other borrowings	387	216
Impairment of other real estate owned ("OREO")	43	62
Impairment of fixed assets held for sale	36	—
Impairment of mortgage servicing rights	604	1,822
Impairment of leases	—	415
Change in fair value of equity securities, net	1,234	735
(Gain) loss on equity securities	—	(8)
(Gain) loss on sales of debt securities, net	(1,710)	(104)
(Gain) loss on sale of loans, net	(21,357)	(11,022)
(Gain) loss on sale of OREO	47	(84)
(Gain) loss on sale of premises and equipment	198	114
(Gain) loss on life insurance proceeds	(1,256)	(1,509)
Provision for deferred income taxes	(2,730)	1,820
Stock-based and non-cash compensation	4,413	3,236
Decrease in deferred compensation	—	(6,781)
Increase in cash surrender value of bank owned life insurance	(3,105)	(3,144)
Mortgage loans originated for sale	(770,186)	(469,249)
Proceeds from sales of mortgage loans	771,039	437,525
Net change in operating assets and liabilities:
Decrease (increase) in other assets	(3,435)	3,412
(Decrease) increase in other liabilities	(369)	(161)
Net cash (used in) provided by operating activities	$101,414	$52,322

Cash Flows from Investing Activities
Purchase of equity securities	(13,123)	—
Purchases of debt securities available for sale	(907,094)	(296,806)
Purchase of FHLB stock	—	(3,700)
Proceeds from sales of equity securities	33	958
Proceeds from sales of debt securities available for sale	—	227,371
Proceeds from paydowns and maturities of debt securities held to maturity	—	14,422
Proceeds from paydowns and maturities of debt securities available for sale	477,370	366,624
Proceeds from the redemption of FHLB stock	—	3,720
Net cash (received) paid in acquisitions	—	(61,481)
Net change in loans	(439,679)	(227,069)
Cash paid for premiums on bank-owned life insurance	(120)	(3)
Purchases of premises and equipment	(3,158)	(10,746)
Proceeds from life insurance	2,512	3,915
Proceeds from disposition of premises and equipment	806	393
Capitalized expenditures on OREO	—	(2)
Proceeds from sale of OREO	492	2,071
Net cash (used in) provided by investing activities	$(881,961)	$19,667

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Cash Flows from Financing Activities
Net change in deposits	$740,967	$243,177
Net change in federal funds purchased and securities sold under agreements to repurchase	(3,850)	(33,895)
Proceeds from other borrowings	142,634	60,000
Repayment of other borrowings	(74,000)	(4,500)
Proceeds from FHLB advances	4,000	—
Repayment of FHLB advances	(32,551)	(3,479)
Cash dividends paid	(36,017)	(33,579)
Purchase of treasury stock	(9,669)	(13,323)
Cash paid for withholding taxes on share-based payments	(635)	(841)
Proceeds from stock options exercised	101	169
Common stock issuance costs	—	(234)
Net cash (used in) provided by financing activities	$730,980	$213,495

Net (decrease) increase in cash and cash equivalents	(49,567)	285,484
Cash and cash equivalents, beginning of period	529,288	239,973

Cash and cash equivalents, ending of period	$479,721	$525,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$41,987	$51,230
Income taxes	19,395	15,205

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	2,482	2,349
Transfer of debt securities held to maturity to available for sale	—	573,639

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

Impacts of COVID-19

First Busey continues to operate as an essential community resource during these challenging and unprecedented times. The coronavirus disease 2019 (“COVID-19”) is not only impacting health and safety around the world, it is causing significant economic disruption for both individuals and businesses, making the Company’s supportive role even more important to its customers. The Company entered this crisis from a position of strength and remains resolute in its focus on protecting its balance sheet. To further enhance the Company’s strong liquidity position, during the second quarter, the Company completed a successful public offering of $125.0 million of its 5.25% fixed-to-floating rate subordinated notes due in 2030. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations starting in the first quarter of 2020. In future quarters, COVID-19 is expected to have a complex and continued adverse impact on the economy, the banking industry and First Busey, all subject to a high degree of uncertainty as it relates to both timing and severity. Primary areas of potential future impact for First Busey may include continued margin compression, increased provision expense, a deterioration in asset quality and lower fees for customer services.

The Company elected to participate in the Paycheck Protection Program (“PPP”) and at September 30, 2020 had $749.4 million in PPP loans outstanding, with an amortized cost of $736.4 million, representing 4,569 new and existing customers. The Company received fees totaling approximately $25.4 million and incurred incremental direct origination costs of $5.1 million, both of which have been deferred and are being amortized over the contractual life of these loans, subject to prepayment. The Company recognized $4.2 million and $3.0 million of this net amount in interest income in the third and second quarters of 2020, respectively. PPP loans contain a forgiveness feature for funds spent on covered expenses, including both principal and accrued interest. Any remaining balance after loan forgiveness maintains a 100% government guarantee for the remaining term of the loan. The Company has implemented an online portal designed to streamline the PPP loan forgiveness process, providing an intuitive and easy-to-use tool borrowers can use to apply for forgiveness. As of September 30, 2020, no loans were yet approved for forgiveness by the SBA. As these loans are forgiven, the recognition of these fees and direct origination costs will be accelerated.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Subsequent to quarter end, the Company closed 12 banking centers. The Company anticipates additional one-time restructuring expenses related to its banking center consolidation plan in the fourth quarter of 2020 as we finalize the fair value estimates related to the disposition of these banking centers. We currently estimate those remaining non-operating pre-tax expenses related to the banking center consolidation plan to be in the range of $7.0 million to $7.5 million. There were no other significant subsequent events for the quarter ended September 30, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

Use of Estimates

In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes and the determination of the allowance for credit losses.

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

First Busey adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP which includes a change in terminology from ‘Allowance/Provision for Loan Losses” to “Allowance/Provision for Credit Losses.” First Busey recorded an after tax decrease to retained earnings of $15.9 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. This transition adjustment included $12.0 million in allowance for credit losses on loans and $3.9 million in reserve for off-balance-sheet credit exposures.

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

The following table illustrates the impact of ASC 326 (dollars in thousands):

	January 1, 2020
			Pre-tax
	Post ASC 326	Pre-ASC 326	impact of ASC 326
	Adoption	Adoption	Adoption
Assets:
Allowance
Commercial	$19,006	$18,291	$715
Commercial real estate	30,496	21,190	9,306
Real estate construction	6,158	3,204	2,954
Retail real estate	13,787	10,495	3,292
Retail other	1,134	568	566
Total allowance for credit losses	$70,581	$53,748	$16,833

Liabilities:
Reserve for off-balance-sheet credit exposures	$5,492	—	$5,492

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

Accrued interest receivable for debt securities available for sale totaled $6.9 million at September 30, 2020 and is excluded from the estimate of credit losses. Accrued interest receivable is reported in Other Assets on the unaudited Consolidated Balance Sheets.

Allowance – portfolio loans

The allowance for credit losses is a significant estimate in the Company’s unaudited Consolidated Balance Sheet, affecting both earnings and capital. The allowance for credit losses is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. Portfolio loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries will be recognized up to the aggregate amount of previously charged-off balances. The allowance for credit losses is established through provision for credit loss expense charged to income.

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

Our methodology influences, and is influenced by, the Company’s overall credit risk management processes. The allowance for credit losses is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information. At implementation, the Company selected an eight-quarter forecast period with an immediate reversion to historical loss rates as management felt this period could be reasonably forecasted and was consistent with forecast periods used in other areas of finance. During the first quarter of 2020, the Company reduced its reasonable and supportable forecast period from eight quarters to four quarters. Due to rapidly changing forecasts around the impact of COVID-19, the Company does not believe it has the current ability to incorporate reasonable and supportable forecasts into its CECL models extending beyond four quarters.

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

First Busey incurred $0.2 million in pre-tax expenses related to the acquisition of Banc Ed for the three and nine months ended September 30, 2020 related to a lease termination, which is reported as a component of non-interest expense in the accompanying unaudited Consolidated Statement of Income. First Busey incurred $6.5 million and $11.5 million in pre-tax expenses related to the acquisition of Banc Ed for the three and nine months ended September 30, 2019, respectively, primarily for salaries, wages and employee benefits, professional and legal fees and deconversion expenses, all of which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statement of Income.

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

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2019, as if the acquisition had occurred on January 1, 2019.  The pro forma results combine the historical results of Banc Ed into the Company’s unaudited Consolidated Statements of Income, including the impact of purchase accounting adjustments including loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share amounts):

	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Total revenues (net interest income plus non-interest income)	$104,543	$305,709
Net income	30,811	84,742
Diluted earnings per common share	0.55	1.51

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

First Busey incurred $0.1 million and $0.4 million in pre-tax expenses related to the acquisition of IST for the three and nine months ended September 30, 2020, respectively, primarily for contingent earn-out payments owed under the purchase agreement, which are reported as components of non-interest expense in the accompanying unaudited Consolidated Statements of Income. First Busey incurred $0.5 million and $0.7 million in pre-tax expenses related to the acquisition of IST for the three and nine months ended September 30, 2019, respectively, primarily for professional and legal fees, which are reported as a component of non-interest expense in the accompanying unaudited Consolidated Statements of Income.

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2020:	Cost	Gains	Losses	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$29,442	$495	$—	$—	$29,937
Obligations of U.S. government corporations and agencies	76,021	2,512	(55)	—	78,478
Obligations of states and political subdivisions	304,749	11,380	(9)	—	316,120
Commercial mortgage-backed securities	346,543	10,804	(104)	—	357,243
Residential mortgage-backed securities	1,192,131	26,699	(304)	—	1,218,526
Corporate debt securities	78,930	1,619	(4)	—	80,545
Total	$2,027,816	$53,509	$(476)	$—	$2,080,849

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
Debt securities available for sale
U.S. Treasury securities	$51,472	$265	$—	$51,737
Obligations of U.S. government corporations and agencies	160,364	2,684	(48)	163,000
Obligations of states and political subdivisions	262,492	5,810	(11)	268,291
Commercial mortgage-backed securities	137,733	1,700	(146)	139,287
Residential mortgage-backed securities	912,308	10,282	(624)	921,966
Corporate debt securities	102,696	1,280	—	103,976
Total	$1,627,065	$22,021	$(829)	$1,648,257

The amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies (dollars in thousands).

	Debt securities available for sale
	Amortized	Fair
September 30, 2020:	Cost	Value
Due in one year or less	$148,312	$149,872
Due after one year through five years	210,254	219,106
Due after five years through ten years	260,947	272,794
Due after ten years	1,408,303	1,439,077
Total	$2,027,816	$2,080,849

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross security gains	$11	$298	$1,718	$689
Gross security (losses)	—	(1)	(8)	(585)
Net gains (losses) on sales of securities(1)	$11	$297	$1,710	$104
(1)	Net gains (losses) on sales of securities reported on the unaudited Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $591.7 million and $704.4 million on September 30, 2020 and December 31, 2019, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	5,479	(55)	5,479	(55)
Obligations of states and political subdivisions	3,810	(9)	—	—	3,810	(9)
Commercial mortgage-backed securities	53,690	(104)	—	—	53,690	(104)
Residential mortgage-backed securities	152,298	(301)	838	(3)	153,136	(304)
Corporate debt securities	7,563	(4)	—	—	7,563	(4)
Total temporarily impaired securities	$217,361	$(418)	$6,317	$(58)	$223,678	$(476)

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	6,362	(48)	—	—	6,362	(48)
Obligations of states and political subdivisions(1)	4,981	(11)	1,548	—	6,529	(11)
Commercial mortgage-backed securities	33,322	(144)	2,044	(2)	35,366	(146)
Residential mortgage-backed securities	78,326	(245)	50,259	(379)	128,585	(624)
Corporate debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$122,991	$(448)	$53,851	$(381)	$176,842	$(829)
(1)	Unrealized losses for 12 months or more, gross, was less than one thousand dollars.

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. As of September 30, 2020, the Company’s debt security portfolio consisted of 1,190 securities. The total number of debt securities in the investment portfolio in an unrealized loss position as of September 30, 2020 was 37 and represented an unrealized loss of 0.21% of the aggregate fair value. The unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes, at September 30, 2020. As of September 30, 2020, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio loans

The distribution of portfolio loans is as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Commercial	$2,281,031	$1,748,368
Commercial real estate	2,912,408	2,793,417
Real estate construction	407,266	401,861
Retail real estate	1,480,520	1,693,769
Retail other	40,086	49,834
Portfolio loans	$7,121,311	$6,687,249

Allowance	(98,841)	(53,748)
Portfolio loans, net	$7,022,470	$6,633,501

Net deferred loan origination fees included in the balances above were $(6.0) million as of September 30, 2020 compared to $6.2 million of net deferred loan origination costs as of December 31, 2019. Net accretable purchase accounting adjustments included in the balances above reduced loans by $13.2 million as of September 30, 2020 and $20.2 million as of December 31, 2019. The September 30, 2020 commercial balance includes loans originated under PPP with an amortized cost of $736.4 million.

During the first quarter of 2020, the Company purchased $43.9 million of retail real estate loans. There were no purchases during the second or third quarters of 2020.

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

The following table is a summary of risk grades segregated by category of portfolio loans. September 30, 2020 includes purchase discounts and clearings in the pass rating. December 31, 2019 excludes purchase discounts and clearings. (dollars in thousands):

	September 30, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$2,011,113	$145,817	$82,942	$33,247	$7,912
Commercial real estate	2,541,455	255,447	71,315	37,052	7,139
Real estate construction	376,787	26,820	603	2,797	259
Retail real estate	1,452,145	10,960	4,069	4,848	8,498
Retail other	39,996	—	—	—	90
Total	$6,421,496	$439,044	$158,929	$77,944	$23,898

	December 31, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,458,416	$172,526	$66,337	$41,273	$9,096
Commercial real estate	2,477,398	186,963	105,487	26,204	9,178
Real estate construction	351,923	45,262	3,928	737	630
Retail real estate	1,661,691	9,125	5,355	7,001	8,935
Retail other	47,698	—	—	—	57
Total	$5,997,126	$413,876	$181,107	$75,215	$27,896

Risk grades of portfolio loans, further sorted by origination year at September 30, 2020 is as follows (dollars in thousand):

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial:
Risk rating
Pass	$1,029,324	$173,103	$117,434	$100,388	$67,473	$87,096	$436,295	$2,011,113
Watch	24,601	21,566	16,918	14,606	3,488	13,653	50,985	145,817
Special Mention	6,011	2,572	2,166	7,181	6,853	14,949	43,210	82,942
Substandard	8,450	3,578	2,528	4,437	935	1,292	12,027	33,247
Substandard non-accrual	348	3,076	586	540	792	70	2,500	7,912
Total commercial	$1,068,734	$203,895	$139,632	$127,152	$79,541	$117,060	$545,017	$2,281,031
Commercial real estate:
Risk rating
Pass	$557,205	$565,460	$425,448	$439,438	$215,498	$315,026	$23,380	$2,541,455
Watch	52,304	71,844	62,609	28,787	21,629	18,186	88	255,447
Special Mention	8,429	14,981	5,479	12,664	6,096	23,170	496	71,315
Substandard	19,809	4,662	1,197	7,165	2,137	1,587	495	37,052
Substandard non-accrual	923	795	1,939	1,475	287	1,720	—	7,139
Total commercial real estate	$638,670	$657,742	$496,672	$489,529	$245,647	$359,689	$24,459	$2,912,408
Real estate construction:
Risk rating
Pass	$107,927	$188,254	$60,326	$1,188	$568	$1,868	$16,656	$376,787
Watch	17,661	4,266	2,515	2,205	173			26,820
Special Mention	592	11	—	—	—	—	—	603
Substandard	2,577	—	47	25	148	—	—	2,797
Substandard non-accrual	—	—	256	—	—	3	—	259
Total real estate construction	$128,757	$192,531	$63,144	$3,418	$889	$1,871	$16,656	$407,266
Retail real estate:
Risk rating
Pass	$273,752	$180,799	$152,772	$158,192	$157,611	$293,570	$235,449	$1,452,145
Watch	1,570	2,090	1,255	320	570	255	4,900	10,960
Special Mention	516	—	70	589	1,975	919	—	4,069
Substandard	1,642	100	330	82	770	1,655	269	4,848
Substandard non-accrual	275	81	697	688	239	4,929	1,589	8,498
Total retail real estate	$277,755	$183,070	$155,124	$159,871	$161,165	$301,328	$242,207	$1,480,520
Retail other:
Risk rating
Pass	$6,974	$10,695	$6,798	$3,336	$961	$777	$10,455	$39,996
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	15	7	—	2	1	64	1	90
Total retail other	$6,989	$10,702	$6,798	$3,338	$962	$841	$10,456	$40,086

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing or on a non-accrual status is as follows (dollars in thousands):

	September 30, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$53	$—	$—	$7,912
Commercial real estate	74	294	—	7,139
Real estate construction	—	—	—	259
Retail real estate	4,606	1,558	262	8,498
Retail other	98	25	17	90
Total	$4,831	$1,877	$279	$23,898

	December 31, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,075	$1,014	$199	$9,096
Commercial real estate	2,653	3,121	584	9,178
Real estate construction	19	—	—	630
Retail real estate	5,021	1,248	828	8,935
Retail other	52	68	—	57
Total	$8,820	$5,451	$1,611	$27,896

The gross interest income that would have been recorded in the three months ended September 30, 2020 and 2019 if non-accrual loans and 90+ days past due loans had been current in accordance with their original terms was $0.5 million. The gross interest income that would have been recorded in the nine months ended September 30, 2020 and 2019 if non-accrual loans and 90+ days past due loans had been current in accordance with their original terms was $1.4 million and $1.6 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2020 and 2019.

A summary of troubled debt restructurings (“TDR”) loans is as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
In compliance with modified terms	$3,927	$5,005
30 — 89 days past due	291	—
Included in non-performing loans	1,253	702
Total	$5,471	$5,707

Loans newly classified as a TDR in compliance with modified terms during the three months ended September 30, 2020, included one retail real estate loan for payment modification with a recorded investment of $0.2 million. Loans newly classified as a TDR in compliance with modified terms during the nine months ended September 30, 2020, included two retail real estate loans for payment modifications with a recorded investment of $0.4 million. Loans newly classified as a TDR in compliance with modified terms during the three months ended September 30, 2019, included one commercial loan for short-term interest rate relief, with a recorded investment of $0.3 million. Loans newly classified as a TDR in compliance with modified terms during the nine months ended September 30, 2019, included one commercial loan for payment modification with a recorded investment of $0.6 million and one commercial loan for short-term interest rate relief, with a recorded investment of $0.3 million.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2020 and 2019 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

There were no TDRs that were entered into during the last 12 months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and nine months ended September 30, 2020. One commercial real estate TDR, with a recorded investment of $3.2 million, that was entered into during the prior 12 months, was subsequently classified as non-performing and had payment defaults during the nine months ended September 30, 2019.

Modified loans with payment deferrals that fall under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) or revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions that suspended requirements under GAAP related to TDR classification are not included in the Company’s TDR totals.

At September 30, 2020, the Company had $1.2 million of residential real estate in the process of foreclosure. The Company has elected to follow the Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans. The agency has extended the moratoriums on single-family foreclosures and real estate owned evictions until at least December 31, 2020 which will delay many foreclosures into 2021.

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

	September 30, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$15,464	$2,554	$5,205	$7,759	$1,694	$8,746
Commercial real estate	9,047	7,737	594	8,331	236	11,613
Real estate construction	569	552	—	552	—	709
Retail real estate	5,285	4,578	474	5,052	474	9,059
Retail other	—	—	—	—	—	23
Total	$30,365	$15,421	$6,273	$21,694	$2,404	$30,150

	December 31, 2019
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$14,415	$4,727	$5,026	$9,753	$3,330	$13,774
Commercial real estate	14,487	9,883	2,039	11,922	1,049	16,678
Real estate construction	1,116	974	—	974	—	873
Retail real estate	15,581	13,898	474	14,372	474	14,003
Retail other	87	58	—	58	—	42
Total	$45,686	$29,540	$7,539	$37,079	$4,853	$45,370

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of September 30, 2020, there were $17.5 million of collateral dependent loans which are secured by real estate or business assets.

Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. As of September 30, 2020, the Company expects the markets in which it operates to experience declines in economic conditions and increases in the unemployment rates and levels of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period. PPP loans were excluded from the allowance calculation as they are 100% government guaranteed.

The following table details activity in the allowance. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended September 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046
Provision for credit losses	2,593	3,703	(381)	(383)	17	5,549
Charged-off	(2,500)	(569)	(18)	(139)	(171)	(3,397)
Recoveries	124	103	26	301	89	643
Ending balance	$24,363	$45,917	$7,419	$20,184	$958	$98,841

	As of and for the Nine Months Ended September 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	10,739	17,090	1,082	6,635	110	35,656
Charged-off	(5,682)	(1,833)	(18)	(1,139)	(575)	(9,247)
Recoveries	300	164	197	901	289	1,851
Ending balance	$24,363	$45,917	$7,419	$20,184	$958	$98,841

	As of and for the Three Months Ended September 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$16,733	$20,188	$3,305	$10,613	536	$51,375
Provision for loan losses	463	3,167	(359)	(86)	226	3,411
Charged-off	(817)	(1,168)	—	(226)	(288)	(2,499)
Recoveries	147	33	164	221	113	678
Ending balance	$16,526	$22,220	$3,110	$10,522	$587	$52,965

	As of and for the Nine Months Ended September 30, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for loan losses	3,417	1,981	54	2,212	375	8,039
Charged-off	(5,187)	(1,183)	—	(943)	(596)	(7,909)
Recoveries	467	285	333	782	320	2,187
Ending balance	$16,526	$22,220	$3,110	$10,522	$587	$52,965

The following table presents the allowance and amortized cost of portfolio loans by category (dollars in thousands):

	As of September 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance
Ending balance attributed to:
Loans individually evaluated for impairment	$1,694	$236	$—	$474	$—	$2,404
Loans collectively evaluated for impairment	22,669	45,681	7,419	19,710	958	96,437
Ending balance	$24,363	$45,917	$7,419	$20,184	$958	$98,841

Loans:
Loans individually evaluated for impairment	$7,759	$6,415	$297	$4,666	$—	$19,137
Loans collectively evaluated for impairment	2,273,272	2,904,077	406,714	1,475,468	40,086	7,099,617
PCD loans evaluated for impairment	—	1,916	255	386	—	2,557
Ending balance	$2,281,031	$2,912,408	$407,266	$1,480,520	$40,086	$7,121,311

	As of December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance
Ending balance attributed to:
Loans individually evaluated for impairment	$3,330	$1,049	$—	$474	$—	$4,853
Loans collectively evaluated for impairment	14,961	20,141	3,204	10,021	568	48,895
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

Loans:
Loans individually evaluated for impairment	$9,740	$10,018	$539	$13,676	$58	$34,031
Loans collectively evaluated for impairment	1,738,615	2,781,495	400,887	1,679,397	49,776	6,650,170
PCI loans evaluated for impairment	13	1,904	435	696	—	3,048
Ending balance	$1,748,368	$2,793,417	$401,861	$1,693,769	$49,834	$6,687,249

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Demand deposits, noninterest-bearing	$2,595,075	$1,832,619
Interest-bearing transaction deposits	2,266,338	1,989,854
Saving deposits and money market deposits	2,553,521	2,545,073
Time deposits	1,227,767	1,534,850
Total	$8,642,701	$7,902,396

The Company held brokered saving deposits and money market deposits of $11.0 million and $12.5 million at September 30, 2020 and December 31, 2019, respectively.

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $641.0 million and $854.1 million at September 30, 2020 and December 31, 2019, respectively. The aggregate amount of time deposits with a minimum denomination that meets or exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $234.1 million and $297.4 million at September 30, 2020 and December 31, 2019, respectively. The Company held brokered time deposits of $5.3 million and $5.5 million at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the scheduled maturities of time deposits are as follows (dollars in thousands):

October 1, 2020 - September 30, 2021	$803,854
October 1, 2021 - September 30, 2022	260,163
October 1, 2022 - September 30, 2023	81,550
October 1, 2023 - September 30, 2024	63,121
October 1, 2024 - September 30, 2025	19,065
Thereafter	14
$1,227,767

Note 6: Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Company’s safekeeping agent. The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase were $201.6 million at September 30, 2020 with a weighted average rate of 0.17%.

Short-term borrowings include $4.7 million of FHLB advances which mature in less than one year from date of origination.

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

The Amended and Restated Credit Agreement also retained the Company’s $20.0 million revolving facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving loan facility to April 30, 2020. On April 24, 2020, the revolving loan facility maturity was extended one year to April 30, 2021 with an annual interest rate of one-month LIBOR plus a spread of 1.75%. The revolving facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on September 30, 2020 or December 31, 2019.

Long-term debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock.	$4,931	$35,600
Term Loan	—	48,000
Total long-term debt	$4,931	$83,600

As of September 30, 2020, long-term debt from the FHLB consisted of a variable-rate note maturing May 2023, with an interest rate of 3.04%. As of December 31, 2019, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.25% to 3.04%. The weighted average rate on the long-term advances was 1.53% as of December 31, 2019.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017, during the five-year fixed-term and thereafter on February 25, May 25, August 25 and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the senior notes and subordinated notes issued in 2017 totaled $0.2 million and $0.7 million, respectively, at September 30, 2020. Unamortized debt issuance costs related to the senior notes and subordinated notes issued in 2017 totaled $0.3 million and $0.8 million, respectively, at December 31, 2019.

To further enhance the Company’s strong capital and liquidity positions, on June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each June 1 and December 1, during the five-year fixed-term, and thereafter on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company. Unamortized debt issuance costs related to the subordinated notes issued in 2020 totaled $2.2 million at September 30, 2020.

Note 7: Earnings Per Common Share

Earnings per common share have been computed as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$30,829	$24,828	$71,999	$74,382
Shares:
Weighted average common shares outstanding	54,586	55,410	54,579	54,783
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	152	236	217	275

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	54,738	55,646	54,796	55,058

Basic earnings per common share	$0.56	$0.45	$1.32	$1.36

Diluted earnings per common share	$0.56	$0.45	$1.31	$1.35

Common stock equivalents excluded from the earning per common share calculations because their effect would have been anti-dilutive	300	237	300	385

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

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended
	September 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$55,436	$(15,802)	$39,634	$20,459	$(5,832)	$14,627
Unrealized holding gains (losses) on debt securities available for sale, net	(2,392)	682	(1,710)	4,991	(1,423)	3,568
Amounts reclassified from accumulated other comprehensive income, net	(11)	3	(8)	(297)	85	(212)
Balance at end of period	$53,033	$(15,117)	$37,916	$25,153	$(7,170)	$17,983

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$(3,633)	$1,036	$(2,597)	$—	$—	$—
Unrealized holding gains (losses) on cash flow hedges, net	20	(6)	14	(837)	239	(598)
Amounts reclassified from accumulated other comprehensive income, net	268	(76)	192	9	(3)	6
Balance at end of period	$(3,345)	$954	$(2,391)	$(828)	$236	$(592)
Total accumulated other comprehensive income (loss)	$49,688	$(14,163)	$35,525	$24,325	$(6,934)	$17,391

	Nine Months Ended
	September 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$21,192	$(6,032)	$15,160	$(9,528)	$2,716	$(6,812)
Unrealized holding gains (losses) on debt securities available for sale, net	33,551	(9,577)	23,974	30,005	(8,552)	21,453
Unrealized losses on debt securities transferred from held to maturity to available for sale	—	—	—	4,780	(1,363)	3,417
Amounts reclassified from accumulated other comprehensive income, net	(1,710)	492	(1,218)	(104)	29	(75)
Balance at end of period	$53,033	$(15,117)	$37,916	$25,153	$(7,170)	$17,983

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$(280)	$80	$(200)	$—	$—	$—
Unrealized holding gains (losses) on cash flow hedges, net	(3,123)	890	(2,233)	(837)	239	(598)
Amounts reclassified from accumulated other comprehensive income, net	58	(16)	42	9	(3)	6
Balance at end of period	$(3,345)	$954	$(2,391)	$(828)	$236	$(592)
Total accumulated other comprehensive income (loss)	$49,688	$(14,163)	$35,525	$24,325	$(6,934)	$17,391

Note 9: Share-based Compensation

The First Busey 2020 Equity Incentive Plan (the “2020 Equity Plan”) was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan can be found in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The 2020 Equity Plan replaces the 2010 Equity Incentive Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan, which from time to time, the Company used to grant equity awards to legacy employees of First Community Financial Partners, Inc. Under the terms of the 2020 Equity Plan, the Company has granted restricted stock units, deferred stock units and performance-based restricted stock unit awards.

The Company grants restricted stock units to members of management periodically throughout the year. Each restricted stock unit is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years, subject to accelerated vesting upon eligible retirement from the Company. Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.

The Company grants deferred stock units, which are restricted stock units with a deferred settlement date, to its directors and advisory directors. Each deferred stock unit is equivalent to one share of the Company’s common stock. The deferred stock units vest over a one-year period following the grant date. These units generally are subject to the same terms as restricted stock units under the Company’s 2020 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, these units will continue to earn dividend equivalents.

The Company also grants performance-based restricted stock unit awards to members of management periodically throughout the year. Each performance-based restricted stock unit is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of the market performance goal, subject to accelerated vesting upon eligible retirement from the Company.

The Company has outstanding stock options assumed from acquisitions.

Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the nine months ended September 30, 2020 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of period	53,185	$22.00
Exercised	(12,956)	22.73
Forfeited	—	—
Expired	(1,144)	21.35
Outstanding at end of period	39,085	$23.53	6.13
Exercisable at end of period	39,085	$23.53	6.13

The Company did not record any stock option compensation expense for the three or nine months ended September 30, 2020. The Company recorded an insignificant amount and $0.1 million of stock option compensation expense for the three and nine months ended September 30, 2019, respectively, related to the converted options from First Community Financial Partners, Inc.

Restricted Stock Unit, Deferred Stock Unit and Performance-Based Restricted Stock Unit Awards

A summary of the changes in the Company’s restricted stock unit and deferred stock unit awards for the nine months ended September 30, 2020, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	778,317	$27.27	21,261	$26.78
Granted	384,343	17.26	33,419	17.17
Dividend equivalents earned	29,265	19.21	3,235	19.35
Vested	(117,641)	21.38	(24,066)	25.95
Forfeited	(66,132)	26.42	—	—
Non-vested at end of period	1,008,152	$23.97	33,849	$17.17
Outstanding at end of period	1,008,152	$23.97	70,186	$24.41

On February 5, 2020, under the terms of the 2010 Equity Incentive Plan, the Company granted 3,808 restricted stock units to a member of management.  The grant date fair value of the award totaled $0.1 million and will be recognized as compensation expense over the three-year requisite service period. Subsequent to the requisite service period, the awards will become 100% vested.

On July 7, 2020, under the terms of the 2020 Equity Incentive Plan, the Company granted 380,535 restricted stock units to members of management, including the Vice-Chairman of the Board. The grant date fair value of the award totaled $6.5 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company and added the accelerated vesting provision to all previously issued and outstanding awards. Subsequent to the requisite service period, the awards will become 100% vested. Further, the Company granted 33,419 deferred stock units to directors and advisory directors. The grant date fair value of the award totaled $0.6 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

The Company recognized $2.2 million and $1.2 million of compensation expense related to non-vested restricted stock units and deferred stock units for the three months ended September 30, 2020 and 2019, respectively. The Company recognized $4.4 million and $3.1 million of compensation expense related to non-vested restricted stock units and deferred stock units for the nine months ended September 30, 2020 and 2019, respectively. The expense for the three and nine months ended September 30, 2020 increased over the same period of 2019, primarily as a result of the addition of the retirement vesting provision which resulted in acceleration of compensation expense related to participants who met the retirement eligibility criteria. As of September 30, 2020, there was $13.4 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a weighted average period of 3.0 years.

During the third quarter of 2020, the Company granted a target of 15,724 performance-based restricted stock units with a maximum of 25,158 units. The actual number of units issued at the vest date could range from 0% to 160% of the initial grant, depending on attaining the market performance goal. The grant date fair value of the award is estimated to be $0.3 million, and will be recognized in compensation expense over the performance period ending December 31, 2022. The Company expects to finalize the grant date fair value of these awards in the fourth quarter of 2020.

As of September 30, 2020, 1,429,696 shares remain available for issuance pursuant to the Company’s 2020 Equity Incentive Plan and 18,711 shares remain available for issuance pursuant to the Company’s Employee Stock Purchase Plan.

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,721,099	$1,649,565
Standby letters of credit	41,791	42,581

Upon adoption of CECL, the Company recorded a $5.5 million reserve for unfunded commitments. The Company recorded provision expense of $0.3 million and $1.8 million in the three and nine months ended September 30, 2020, respectively, in other non-interest expense for a total unfunded reserve of $7.3 million as of September 30, 2020.

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of September 30, 2020 and December 31, 2019, all capital ratios of the Company and Busey Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2020 that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. On August 26, 2020, the CECL final rule was finalized and was substantially similar to the interim final rule. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020 from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets from January 1, 2020 through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

On June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030, which qualify as Tier 2 capital for regulatory purposes.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,225,719	16.63%	$589,691	8.00%	$737,114	10.00%
Busey Bank	$1,095,863	14.89%	$588,690	8.00%	$735,862	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$964,399	13.08%	$442,268	6.00%	$589,691	8.00%
Busey Bank	$1,019,543	13.86%	$441,517	6.00%	$588,690	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$890,399	12.08%	$331,701	4.50%	$479,124	6.50%
Busey Bank	$1,019,543	13.86%	$331,138	4.50%	$478,310	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$964,399	9.39%	$410,850	4.00%	N/A	N/A
Busey Bank	$1,019,543	9.93%	$410,669	4.00%	$513,336	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,036,143	14.03%	$590,826	8.00%	$738,532	10.00%
Busey Bank	$1,099,449	14.92%	$589,681	8.00%	$737,101	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$922,395	12.49%	$443,120	6.00%	$590,826	8.00%
Busey Bank	$1,045,701	14.19%	$442,261	6.00%	$589,681	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$848,395	11.49%	$332,340	4.50%	$480,046	6.50%
Busey Bank	$1,045,701	14.19%	$331,696	4.50%	$479,116	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$922,395	9.88%	$373,360	4.00%	N/A	N/A
Busey Bank	$1,045,701	11.19%	$373,639	4.00%	$467,049	5.00%

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

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Banking	$288,436	$288,436	$10,457,479	$9,632,368
Remittance Processing	8,992	8,992	46,124	44,209
Wealth Management	14,108	14,108	42,593	32,760
Other	—	—	(6,568)	(13,608)
Totals	$311,536	$311,536	$10,539,628	$9,695,729

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income:
Banking	$73,330	$75,955	$218,221	$222,537
Remittance Processing	21	20	59	56
Wealth Management	—	—	—	—
Other	(3,598)	(2,499)	(8,281)	(7,306)
Total net interest income	$69,753	$73,476	$209,999	$215,287

Non-interest income:
Banking	$18,523	$18,301	$45,717	$46,743
Remittance Processing	4,287	4,088	12,318	12,386
Wealth Management	10,662	8,994	32,681	27,721
Other	(1,187)	(447)	(2,950)	(2,073)
Total non-interest income	$32,285	$30,936	$87,766	$84,777

Non-interest expense:
Banking	$44,863	$56,593	$135,037	$158,659
Remittance Processing	3,523	2,746	9,669	8,099
Wealth Management	6,497	6,043	19,725	17,356
Other	1,659	2,739	5,693	9,190
Total non-interest expense	$56,542	$68,121	$170,124	$193,304

Income before income taxes:
Banking	$41,441	$34,252	$93,245	$102,582
Remittance Processing	785	1,362	2,708	4,343
Wealth Management	4,165	2,951	12,956	10,365
Other	(6,444)	(5,685)	(16,924)	(18,569)
Total income before income taxes	$39,947	$32,880	$91,985	$98,721

Net income:
Banking	$31,744	$25,731	$72,653	$76,837
Remittance Processing	578	972	1,966	3,102
Wealth Management	3,166	2,184	9,847	7,670
Other	(4,659)	(4,059)	(12,467)	(13,227)
Total net income	$30,829	$24,828	$71,999	$74,382

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

Interest Rate Swaps Designated as Cash Flow Hedges: Starting in the third quarter of 2019, the Company entered into derivative instruments designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Change in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

Interest rate swaps with notional amounts totaling $70.0 million as of September 30, 2020 and December 31, 2019 were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $3.3 million and $0.3 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	September 30, 2020		December 31, 2019
Notional amount	$70,000		$70,000
Weighted average fixed pay rates	1.80%		1.80%
Weighted average variable 3 month LIBOR receive rates	0.25%		1.90%
Weighted average maturity	3.11	yrs	3.86	yrs
Unrealized gains (losses), net of tax	$(2,391)		$(200)

Interest expense recorded on these swap transactions were $0.3 million and $0.5 million during the three and nine months ended September 30, 2020, respectively. The Company expects $0.3 million of the unrealized loss to be reclassified from Other Comprehensive Income (Loss) (“OCI”) to interest expense during the next 3 months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2020.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the period presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest rate contracts	2020	2019	2020	2019
Amount of gain (loss) recognized in OCI	$14	$(598)	$(2,233)	$(598)
Amount of (gain) loss reclassified from OCI to interest expense	192	6	42	6

The Company pledged $3.5 million and $0.3 million in cash to secure its obligation under these contracts at September 30, 2020 and December 31, 2019, respectively.

Interest Rate Lock Commitments. At September 30, 2020 and December 31, 2019, the Company had issued $57.8 million and $69.1 million, respectively, of unexpired interest rate lock commitments to loan customers. Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments. At September 30, 2020 and December 31, 2019, the Company had issued $141.9 million and $135.3 million, respectively, of unexpired forward sales commitments to mortgage loan investors. Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements. While such forward sales commitments generally serve as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Fair value recorded in other assets	$1,567	$1,046
Fair value recorded in other liabilities	4,036	2,187

The gross gains and losses on these derivative assets and liabilities related to interest rate lock commitments and forward sales commitments recorded in non-interest income in the unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross gains	$4,014	$1,655	$15,379	$4,662
Gross (losses)	(4,036)	(1,706)	(16,354)	(4,773)
Net gains (losses)	$(22)	$(51)	$(975)	$(111)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. With notional values of $791.1 million and $580.8 million at September 30, 2020 and December 31, 2019, respectively, these contracts support variable rate, commercial loan relationships totaling $395.5 million and $290.4 million, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The fair values of derivative assets and liabilities related to derivatives for customers for interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Fair value recorded in other assets	$38,144	$12,354
Fair value recorded in other liabilities	38,144	12,354

The changes in fair value of these derivative assets and liabilities is recorded in non-interest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swaps - pay floating, receive fixed	$(549)	$4,695	$25,790	$15,205
Interest rate swaps - pay fixed, receive floating	549	(4,695)	(25,790)	(15,205)
Total	$—	$—	$—	$—

The Company pledged $40.1 million and $18.1 million in cash to secure its obligation under these contracts at September 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$29,937	$—	$29,937
Obligations of U.S. government corporations and agencies	—	78,478	—	78,478
Obligations of states and political subdivisions	—	316,120	—	316,120
Commercial mortgage-backed securities	—	357,243	—	357,243
Residential mortgage-backed securities	—	1,218,526	—	1,218,526
Corporate debt securities	—	80,545	—	80,545
Equity securities	13,119	4,689	—	17,808
Loans held for sale	—	87,772	—	87,772
Derivative assets	—	39,711	—	39,711
Derivative liabilities	—	45,525	—	45,525

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale
U.S. Treasury securities	$—	$51,737	$—	$51,737
Obligations of U.S. government corporations and agencies	—	163,000	—	163,000
Obligations of states and political subdivisions	—	268,291	—	268,291
Commercial mortgage-backed securities	—	139,287	—	139,287
Residential mortgage-backed securities	—	921,966	—	921,966
Corporate debt securities	—	103,976	—	103,976
Equity securities	—	5,952	—	5,952
Loans held for sale	—	68,699	—	68,699
Derivative assets	—	13,400	—	13,400
Derivative liabilities	—	14,821	—	14,821

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

OREO. Non-financial assets measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of the unobservable inputs, all OREO fair values have been classified as level 3.

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2020
Loans evaluated individually	$—	$—	$3,869	$3,869
OREO	—	—	79	79
Bank property held for sale	—	—	3,594	3,594

December 31, 2019
Loans evaluated individually	$—	$—	$2,686	$2,686
OREO	—	—	55	55
Bank property held for sale	—	—	4,004	4,004

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
September 30, 2020
Loans evaluated individually	$3,869	Appraisal of collateral	Appraisal adjustments	-20.0% to -100% (-38.3)%
OREO	79	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-64.5)%
Bank property held for sale	3,594	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-23.9)%

December 31, 2019
Loans evaluated individually	$2,686	Appraisal of collateral	Appraisal adjustments	-2.9% to -100% (-57.8)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-65.0)%
Bank property held for sale	4,004	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -71.3% (-40.7)%

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$479,721	$479,721	$529,288	$529,288
Level 2 inputs:
Accrued interest receivable	37,609	37,609	27,109	27,109
Level 3 inputs:
Portfolio loans, net	7,022,470	7,055,886	6,633,501	6,648,560
Mortgage servicing rights	11,982	12,570	12,326	18,193
Other servicing rights	1,199	1,696	1,071	1,740

Financial liabilities:
Level 2 inputs:
Time deposits	$1,227,767	$1,243,305	$1,534,850	$1,538,597
Securities sold under agreements to repurchase	201,641	201,641	205,491	205,491
Short-term borrowings	4,651	4,651	8,551	8,552
Long-term debt	4,931	5,218	83,600	83,614
Junior subordinated debt owed to unconsolidated trusts	71,427	57,793	71,308	74,153
Accrued interest payable	6,648	6,648	5,000	5,000
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,775	40,099	39,674	40,099
Subordinated notes, net of unamortized issuance costs	182,095	184,944	59,248	61,514

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for banking centers, ATM locations, and office space with terms extending through 2032. As of September 30, 2020, the Company reported $7.3 million of right-of-use asset and $7.3 million lease liability in its unaudited Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2020	2019	2020	2019
Operating lease costs	$622	$619	$1,877	$1,736
Variable lease costs	99	133	401	363
Short-term lease costs	15	46	45	69
Sublease income	-	-	-	-
Net lease cost	$736	$798	$2,323	$2,168

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$616	$605	$1,839	$1,688
Operating lease cash flows – Liability reduction	546	526	1,610	1,479
Right of use assets obtained during the period in exchange for operating lease liabilities	—	159	128	923
Weighted average lease term (in years)	6.43	6.73	6.43	6.73
Weighted average discount rate	3.08%	3.04%	3.08%	3.04%

At September 30, 2020, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively and $2.3 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Rent commitments were as follows (dollars in thousands):

As of
September 30, 2020
Remainder of 2020	$542
2021	1,693
2022	1,288
2023	1,129
2024	894
Thereafter	2,647
Amounts representing interest	(851)
Present value of net future minimum lease payments	$7,342

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine months ended September 30, 2020 and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in this Form 10-Q, as well as the Company’s 2019 Form 10-K.

EXECUTIVE SUMMARY

Impact of COVID-19

In the face of the challenges and risks posed by COVID-19, the Company remains resolute in its focus on protecting the strength and flexibility of its balance sheet. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations during the first quarter of 2020. In future quarters, COVID-19 is expected to have a complex and continued adverse impact on the economy, the banking industry and First Busey, all subject to a high degree of uncertainty as it relates to both timing and severity. Primary areas of potential future impact to the Company may include further margin compression, increased provision expense, a deterioration in credit quality and lower fees for customer services.

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

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020.

●	On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. The Bank participated as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Further, the statement made it clear that institutions generally do not need to categorize COVID-19-related modifications as TDRs if certain requirements are met and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility ("MSNLF"), the Main Street Priority Loan Facility ("MSPLF") and the Main Street Expanded Loan Facility ("MSELF") are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts of $250 thousand to $300 million depending on facility. Similarly, the Nonprofit Organization New Loan Facility ("NONLF") and the Nonprofit Organization Expanded Loan Facility ("NOELF") provide eligible not-for-profit organizations with financing in amounts of $250 thousand to $10 million. As of September 30, 2020, the Company had not participated in the Main Street Business Lending Program.

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

Our Response

We have taken, and continue to take, numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey offered an internal Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they faced as a result of COVID-19. This program offered solutions for all types of customers—including retail, personal loan and mortgage—as well as commercial clients and small businesses. The program included options for loan payment deferrals as well as certain fee waivers. As of September 30, 2020, the Company had 301 commercial loans on payment deferrals representing $426.4 million in loans, 565 mortgage and personal loans on payment deferrals representing $82.4 million in loans and an additional 520 deferrals for $63.7 million of mortgage loans in the serviced portfolio.

●	First Busey has served as a bridge for the PPP, actively helping existing and new business customers sign up for this important financial resource. At September 30, 2020, First Busey had $749.4 million in PPP loans outstanding, with an amortized cost of $736.4 million, representing 4,569 new and existing customers.

●	First Busey initiated its pandemic response plan, expanding social-distancing practices and remote work capabilities to ensure the safety of its associates. The Company has also instituted a new Emergency Sick Leave policy for all full-time and part-time associates.

●	First Busey has reopened all of its banking center lobbies with safety measurements in place as of October 5, 2020.

●	First Busey suspended open-market share repurchases under its share repurchase plan on March 16, 2020.

●	First Busey completed a successful public offering on June 1, 2020 of $125.0 million of 5.25% fixed-to-floating rate subordinated notes due in 2030. This enhanced the Company’s strong liquidity position and qualifies as Tier 2 capital for regulatory purposes.

Operating Results

Net income for First Busey for the third quarter of 2020 was $30.8 million, or $0.56 per diluted common share, as compared to $25.8 million, or $0.47 per diluted common share, for the second quarter of 2020 and $24.8 million, or $0.45 per diluted common share, for the third quarter of 2019.  Adjusted net income(1) for the third quarter of 2020 was $32.8 million, or $0.60 per diluted common share, as compared to $26.2 million, or $0.48 per diluted common share, for the second quarter of 2020 and $30.5 million, or $0.55 per diluted common share, for the third quarter of 2019.  For the third quarter of 2020, annualized return on average assets and annualized return on average tangible common equity(1) were 1.15% and 13.92%, respectively.  Based on adjusted net income(1), annualized return on average assets was 1.22% and annualized return on average tangible common equity(1) was 14.81% for the third quarter of 2020.

Pre-provision net revenue(1) for the third quarter of 2020 was $45.9 million as compared to $45.4 million for the second quarter of 2020 and $35.9 million for the third quarter of 2019.  Adjusted pre-provision net revenue(1) for the third quarter of 2020 was $48.7 million as compared to $46.4 million for the second quarter of 2020 and $43.6 million for the third quarter of 2019.  Pre-provision net revenue to average assets(1) for the third quarter of 2020 was 1.71% as compared to 1.76% for the second quarter of 2020 and 1.48% for the third quarter of 2019.  Adjusted pre-provision net revenue to average assets(1) for the third quarter of 2020 was 1.81% as compared to 1.80% for the second quarter of 2020 and 1.79% for the third quarter of 2019.

The Company continues to navigate the economic environment caused by the COVID-19 pandemic effectively and prudently. Our balance sheet strength remains robust with sound and stable asset quality, strong capital levels and substantial liquidity. Nevertheless, we remain vigilant, given that the negative impacts of COVID-19 are expected to continue in future quarters as the course of the economic recovery remains unclear and further fiscal stimulus is uncertain. These negative impacts may include further margin compression, increased provision expense, a deterioration in asset quality and lower fees for customer services.

As of the quarter ended September 30, 2020, the Company’s total assets exceeded $10 billion due to PPP loans and other factors. If the Company remains over $10 billion in assets at year-end, it will begin to face limitations on interchange fees and heightened supervision and regulation in 2021.

On January 1, 2020, the Company adopted the CECL methodology. During the third quarter of 2020, the Company recorded provision for credit losses of $5.5 million and provision for unfunded commitments of $0.3 million primarily as a result of economic factors and uncertainty due to COVID-19.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pre-tax adjustments for the third quarter of 2020 included $0.3 million of expenses related to prior acquisitions and $2.2 million of other restructuring costs. The Company believes that non-GAAP measures (including adjusted pre-provision net revenue, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity), facilitate the assessment of its financial results and peer comparability. A reconciliation of these non-GAAP measures is included in tabular form in this Quarterly Report on Form 10-Q in the “Non-GAAP Financial Information” section.

On January 31, 2019, the Company completed its acquisition of Banc Ed. TheBANK, Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019 when it was merged with and into Busey Bank.

(1)	A non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Banking Center Consolidation Plan and Operating Model Reorganization

After careful consideration and analysis, the Company decided in July 2020 to consolidate 12 branches to ensure a balance between the Company’s physical banking center network and robust digital banking services. An efficient banking center footprint and strategic service models are necessary to keep First Busey competitive and responsive. These 12 banking centers closed on October 23, 2020. When fully realized, annualized expense savings net of expected associated revenue impacts are anticipated to be approximately $3.3 million with the impact of these cost savings beginning to be realized in the fourth quarter of 2020. Non-operating pre-tax expenses in salaries, wages and employee benefits in relation to the branch closings were $0.6 million during the third quarter of 2020, with an additional $0.1 million expected in the fourth quarter of 2020. The Company anticipates additional one-time expenses related to the banking center consolidation plan in the fourth quarter of 2020 as we finalize the fair value estimates related to the disposition of these banking centers. We currently estimate those remaining non-operating pre-tax expenses related to the consolidation to be in the range of $7.0 million to $7.5 million.

The operating model reorganization is consistent with the Company’s continued efforts to transition to a regional operating model that enhances sales organization alignment across our key business lines and improves efficiencies. Non-operating pre-tax expenses in salaries, wages and employee benefits related to the reorganization were $1.4 million during the third quarter of 2020. These efforts are currently anticipated to provide approximately $3.6 million in annual pre-tax non-interest expense savings when fully realized.

Banking Center Markets

At September 30, 2020, Busey Bank had 61 banking centers in Illinois. Eight of the Illinois banking centers were closed on October 23, 2020. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment and small business.  However, the financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

At September 30, 2020, Busey Bank had 13 banking centers in Missouri. Three of the Missouri banking centers were closed on October 23, 2020. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Fourteen of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area as of October 23, 2020.

At September 30, 2020, Busey Bank had five banking centers in southwest Florida, an area which has experienced above average population growth, job growth and an expanded housing market over the last several years. One of the Florida banking centers was closed on October 23, 2020.

At September 30, 2020, Busey Bank had one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Three Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$715,899	$213	0.12%	$400,587	$2,181	2.16%
Investment securities:
U.S. Government obligations	112,867	593	2.09%	278,612	1,688	2.40%
Obligations of states and political subdivisions(1)	301,796	2,122	2.80%	287,659	2,118	2.92%
Other securities	1,409,664	7,195	2.03%	1,213,795	7,936	2.59%
Loans held for sale	104,965	662	2.51%	42,418	298	2.79%
Portfolio loans(1), (2)	7,160,757	69,481	3.86%	6,558,519	78,248	4.73%
Total interest-earning assets(1), (3)	$9,805,948	$80,266	3.26%	$8,781,590	$92,469	4.18%

Cash and due from banks	120,198			115,378
Premises and equipment	145,948			150,714
Allowance	(97,127)			(52,014)
Other assets	706,028			664,101
Total assets	$10,680,995			$9,659,769

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,312,804	$774	0.13%	$1,953,201	$2,924	0.59%
Savings and money market deposits	2,557,732	869	0.14%	2,442,620	3,828	0.62%
Time deposits	1,298,841	4,462	1.37%	1,690,557	8,001	1.88%
Federal funds purchased and repurchase agreements	190,046	88	0.18%	184,637	579	1.24%
Borrowings (4)	263,736	2,943	4.44%	215,271	2,031	3.74%
Junior subordinated debt issued to unconsolidated trusts	71,402	740	4.12%	71,232	852	4.75%
Total interest-bearing liabilities	$6,694,561	$9,876	0.59%	$6,557,518	$18,215	1.10%

Net interest spread(1)			2.67%			3.08%

Noninterest-bearing deposits	2,592,130			1,780,645
Other liabilities	145,856			108,773
Stockholders’ equity	1,248,448			1,212,833
Total liabilities and stockholders’ equity	$10,680,995			$9,659,769

Interest income / earning assets(1), (3)	$9,805,948	$80,266	3.26%	$8,781,590	$92,469	4.18%
Interest expense / earning assets	$9,805,948	$9,876	0.40%	$8,781,590	$18,215	0.83%
Net interest margin(1)		$70,390	2.86%		$74,254	3.35%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.6 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES

(UNAUDITED)

	Nine Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$506,235	$1,596	0.42%	$279,406	$4,496	2.15%
Investment securities:
U.S. Government obligations	144,807	2,359	2.18%	321,814	5,905	2.45%
Obligations of states and political subdivisions(1)	286,097	6,228	2.91%	282,850	6,236	2.95%
Other securities	1,329,557	22,597	2.27%	1,195,405	23,817	2.66%
Loans held for sale	91,964	1,880	2.73%	28,326	677	3.20%
Portfolio loans(1), (2)	7,012,497	212,721	4.05%	6,406,779	228,539	4.77%
Total interest-earning assets(1), (3)	$9,371,157	$247,381	3.53%	$8,514,580	$269,670	4.23%

Cash and due from banks	119,987			111,623
Premises and equipment	148,697			146,115
Allowance for loan losses	(84,213)			(51,498)
Other assets	693,950			631,452
Total assets	$10,249,578			$9,352,272

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,131,608	$4,165	0.26%	$1,825,473	$7,891	0.58%
Savings and money market deposits	2,558,053	5,265	0.27%	2,350,289	10,113	0.58%
Time deposits	1,418,944	16,623	1.56%	1,709,142	23,403	1.83%
Federal funds purchased and repurchase agreements	185,528	596	0.43%	194,189	1,789	1.23%
Borrowings (4)	213,101	6,427	4.03%	223,352	6,297	3.77%
Junior subordinated debt issued to unconsolidated trusts	71,353	2,220	4.16%	71,194	2,658	4.99%
Total interest-bearing liabilities	$6,578,587	$35,296	0.72%	$6,373,639	$52,151	1.09%

Net interest spread(1)			2.81%			3.14%

Noninterest-bearing deposits	2,303,538			1,715,701
Other liabilities	134,105			89,719
Stockholders’ equity	1,233,348			1,173,213
Total liabilities and stockholders’ equity	$10,249,578			$9,352,272

Interest income / earning assets(1), (3)	$9,371,157	$247,381	3.53%	$8,514,580	$269,670	4.23%
Interest expense / earning assets	$9,371,157	$35,296	0.51%	$8,514,580	$52,151	0.81%
Net interest margin(1)		$212,085	3.02%		$217,519	3.42%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $2.1 million and $2.2 million for the nine months ended September 30, 2020 and 2019.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds and Net Interest Margin

Total average interest-earning assets increased $1.0 billion, or 11.7%, to $9.8 billion for the three months ended September 30, 2020, as compared to $8.8 billion for the same period in 2019. The average amortized cost balance of PPP loans in the third quarter of 2020 was $734.2 million. Total average interest-bearing liabilities increased $137.0 million to $6.7 billion for the three months ended September 30, 2020, as compared to the same period in 2019. Average noninterest-bearing deposits increased $811.5 million, or 45.6%, to $2.6 billion for the three months ended September 30, 2020, as compared to $1.8 billion for the same period of 2019. Total average interest-earning assets increased $856.6 million, or 10.1%, to $9.4 billion for the nine months ended September 30, 2020, as compared to $8.5 billion for the same period in 2019. Total average interest-bearing liabilities increased $204.9 million to $6.6 billion for the nine months ended September 30, 2020, as compared to $6.4 billion for the same period of 2019.

Net interest income, on a tax-equivalent basis, decreased $3.9 million to $70.4 million for the three months ended September 30, 2020 as compared to $74.3 million for the same period of 2019, and decreased $5.4 million to $212.1 million for the nine months ended September 30, 2020 as compared to $217.5 million for the same period of 2019.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 2.86% for the three months ended September 30, 2020, as compared to 3.35% for the same period of 2019 and 3.02% for the nine months ended September 30, 2020, compared to 3.42% for the same period of 2019.  Excluding purchase accounting accretion,(1) the net interest margin for the three months ended September 30, 2020 was 2.75%, a decrease from 3.22% for the same period in 2019, and was 2.91% for the nine months ended September 30, 2020 compared to 3.27% for the same period of 2019.

The Federal Open Market Committee (“FOMC”) lowered Federal Funds Target Rates for the first time in 11 years on July 31, 2019, and then again on September 18, 2019 and October 30, 2019, for a combined decrease of 75 basis points during 2019. In response to the potential economic risks posed by COVID-19, the FOMC took further action during the first quarter of 2020 by lowering the Federal Funds Target Rate by 50 basis points on March 3, 2020, followed by an additional 100 basis point reduction on March 15, 2020. These rate cuts contributed to the reported decline in net interest margin, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities.

Other factors contributing to the reported decline in net interest margin during the third quarter of 2020 include the sizeable balance of lower-yielding PPP loans, the Company’s significant liquidity position and the issuance of subordinated debt completed during the second quarter, with those impacts partially offset by the Company’s efforts to lower deposit funding costs.  The quarterly net interest margins were as follows:

	2020	2019
First Quarter	3.20%	3.46%
Second Quarter	3.03%	3.43%
Third Quarter	2.86%	3.35%
Fourth Quarter	—%	3.27%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.67% for the three months ended September 30, 2020, as compared to 3.08% in the same period of 2019 and was 2.81% for the nine months ended September 30, 2020 as compared to 3.14% in the same period of 2019.

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

(1)	A non-GAAP financial measure, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

Non-Interest Income

(dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Wealth management fees	$10,548	$8,821	$1,727	19.6%	$32,296	$27,338	$4,958	18.1%
Fees for customer services	8,014	9,842	(1,828)	(18.6)%	23,400	27,635	(4,235)	(15.3)%
Remittance processing	3,995	3,780	215	5.7%	11,466	11,277	189	1.7%
Mortgage revenue	5,793	3,331	2,462	73.9%	9,879	8,127	1,752	21.6%
Income on bank owned life insurance	1,022	1,573	(551)	(35.0)%	4,361	4,653	(292)	(6.3)%
Net gains (losses) on sales of securities	11	296	(285)	(96.3)%	1,710	112	1,598	NM
Unrealized gains (losses) recognized on equity securities	(437)	65	(502)	NM	(1,234)	(735)	(499)	(67.9)%
Other income	3,339	3,228	111	3.4%	5,888	6,370	(482)	(7.6)%
Total non-interest income	$32,285	$30,936	$1,349	4.4%	$87,766	$84,777	$2,989	3.5%

NM=Not Meaningful

Total non-interest income of $32.3 million for the third quarter of 2020 increased as compared to $30.9 million in the third quarter of 2019. Revenues from wealth management fees and remittance processing activities represented 45.0% of the Company’s non-interest income for the quarter ended September 30, 2020, providing a complement to spread-based revenue from traditional banking activities. Total non-interest income of $87.8 million for the nine months ended September 30, 2020 increased as compared to $84.8 million in the comparable period of 2019.

Wealth management fees were $10.5 million for the third quarter of 2020, an increase from $8.8 million for the third quarter of 2019, and were $32.3 million for the nine months ended September 30, 2020, compared to $27.4 million for the comparable period of 2019. First Busey’s Wealth Management division ended the third quarter of 2020 with $9.5 billion in assets under care. The Wealth Management division experienced strong new account activity during the third quarter of 2020. Market volatility related to COVID-19 may impact fees in future quarters.

Fees for customer services decreased 18.6% for the three months ended September 30, 2020 compared to the same period of 2019 and 15.3% for the nine months ended September 30, 2020 compared to the same period of 2019. The decrease relates to fee waivers provided in connection with the Company’s Financial Relief Program and changing customer behaviors resulting from COVID-19.

Remittance processing revenue from the Company’s subsidiary, FirsTech, was $4.0 million for the third quarter of 2020, an increase from $3.8 million compared to the same period of 2019, and was $11.5 million for the nine months ended September 30, 2020 as compared to $11.3 million for the same period of 2019. Remittance processing adds important diversity to our revenue stream while widening the array of service offerings available to our larger commercial clients within our footprint and nationally.

Mortgage revenue of $5.8 million in the third quarter of 2020 increased compared to $3.3 million in the third quarter of 2019. Mortgage revenue of $9.9 million for the nine months ended September 30, 2020 increased compared to $8.1 million in the comparable period of 2019, primarily on increased volume and stronger margins.

Other income increased to $3.3 million for the third quarter of 2020 compared to $3.2 million in the third quarter of 2019, but decreased to $5.9 million for the nine months ended September 30, 2020 compared to $6.4 million in the same period of 2019.  Other income variances are primarily driven by fluctuations in income generated from swap origination fees, data processing income and commercial loan sales gains.

Non-Interest Expense

(dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Salaries, wages and employee benefits	$32,839	$38,747	$(5,908)	(15.2)%	$95,397	$105,356	$(9,959)	(9.5)%
Data processing	3,937	5,032	(1,095)	(21.8)%	12,383	15,049	(2,666)	(17.7)%
Net occupancy expense of premises	4,256	4,652	(396)	(8.5)%	13,419	13,365	54	0.4%
Furniture and equipment expenses	2,325	2,489	(164)	(6.6)%	7,311	6,936	375	5.4%
Professional fees	1,698	2,622	(924)	(35.2)%	5,508	9,001	(3,493)	(38.8)%
Amortization of intangible assets	2,493	2,360	133	5.6%	7,569	6,866	703	10.2%
Other expense	8,994	12,219	(3,225)	(26.4)%	28,537	36,731	(8,194)	(22.3)%
Total non-interest expense	$56,542	$68,121	$(11,579)	(17.0)%	$170,124	$193,304	$(23,180)	(12.0)%

Income taxes	$9,118	$8,052	$1,066	13.2%	$19,986	$24,339	$(4,353)	(17.9)%
Effective rate on income taxes	22.8%	24.5%			21.7%	24.7%

Efficiency ratio	52.4%	62.7%			54.3%	61.6%
Full-time equivalent employees as of period-end	1,371	1,595

Total non-interest expense of $56.5 million for the three months ended September 30, 2020 decreased as compared to $68.1 million for the same period in 2019. Total non-interest expense of $170.1 million for the nine months ended September 30, 2020 decreased as compared to $193.3 million for the same period in 2019. The Company remains focused on expense discipline and expects expense reductions as a result of its branch closures and strategic actions in response to COVID-19, and as it realizes additional expense savings from prior acquisitions.

Salaries, wages and employee benefits were $32.8 million in the third quarter of 2020, a decrease from $38.7 million in the third quarter of 2019, and were $95.4 million for the nine months ended September 30, 2020 compared to $105.4 million for the comparable period of 2019. The decrease was a result of the deferral of PPP loan origination costs of $3.9 million, a decrease in non-operating acquisition and other restructuring costs of $1.8 million for the nine months ended September 30, 2020 compared to the same period of 2019 and a decrease in full-time equivalents. Total full-time equivalents at September 30, 2020 numbered 1,371 compared to 1,480 at June 30, 2020 and 1,595 at September 30, 2019, a decline of 14% year-over-year.

Data processing expense was $3.9 million in the third quarter of 2020, as compared to $5.0 million in the third quarter of 2019, and was $12.4 million in the nine months ended September 30, 2020, as compared to $15.0 million in the same period of 2019. The 2019 data processing expense included conversion expenses and data processing related to TheBANK.

Combined net occupancy expense of premises and furniture and equipment expenses was $6.6 million for the three months ended September 30, 2020, as compared to $7.1 million for the three months ended September 30, 2019, and was $20.7 million for the nine months ended September 30, 2020, as compared to $20.3 million in the same period of 2019. The Company continues to evaluate its banking center network and closed 12 banking centers on October 23, 2020.

Professional fees decreased 35.2% for the three months ended September 30, 2020, as compared to the same period of 2019, and decreased 38.8% for the nine months ended September 30, 2020, as compared to the same period of 2019. The decrease is primarily related to a reduction in legal and consulting fees related to acquisitions.

Amortization of intangible assets increased to $2.5 million for the three months ended September 30, 2020, as compared to $2.4 million for the three months ended September 30, 2019, and increased to $7.6 million for the nine months ended September 30, 2020, as compared to $6.9 million for the comparable period of 2019. The increase was due to increases in intangible asset balances from acquisitions in 2019.

Other expense in the third quarter of 2020 was $9.0 million as compared to $12.2 million in the third quarter of 2019, and other expense of $28.5 million for the nine months ended September 30, 2020 decreased compared to $36.7 million for the comparable period of 2019. One-time pre-tax expenses relating to acquisitions and other restructuring activities included in other expense were $0.8 million and $11.3 million for the nine months ended September 30, 2020 and 2019, respectively. Provision for unfunded commitments of $0.3 million and $1.8 million for the three and nine months ended September 30, 2020 were recorded in other expense.

The efficiency ratio(1) is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio was 52.42% for the quarter ended September 30, 2020 compared to 50.97% for the quarter ended June 30, 2020 and 62.73% for the quarter ended September 30, 2019. The adjusted efficiency ratio(1) was 49.97% for the quarter ended September 30, 2020, 50.48% for the quarter ended June 30, 2020, and 55.42% for the quarter ended September 30, 2019. The efficiency ratio for the nine months ended September 30, 2020 was 54.30% compared to 61.55% for the same period of 2019, and the adjusted efficiency ratio(1) was 53.24% for the nine months ended September 30, 2020 compared to 56.12% for the comparable period of 2019. The Company remains focused on expense discipline.

Income Taxes

The effective income tax rate of 22.8% and 21.7% for the three and nine months ended September 30, 2020 was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits, including an Illinois new market tax credit. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  At September 30, 2020, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for its 2009 to 2016 income tax filings.

(1)	Non-GAAP financial measures, see “Non-GAAP Financial Information” included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

Significant Consolidated Balance Sheet Items (dollars in thousands):

	September 30,	December 31,
	2020	2019	$ Change	% Change
Assets
Debt securities available for sale	$2,080,849	$1,648,257	$432,592	26.2%
Portfolio loans, net	7,022,470	6,633,501	388,969	5.9%

Total assets	$10,539,628	$9,695,729	$843,899	8.7%

Liabilities
Deposits:
Noninterest-bearing	$2,595,075	$1,832,619	$762,456	41.6%
Interest-bearing	6,047,626	6,069,777	(22,151)	(0.4)%
Total deposits	$8,642,701	$7,902,396	$740,305	9.4%

Securities sold under agreements to repurchase	$201,641	$205,491	$(3,850)	(1.9)%
Short-term borrowings	4,651	8,551	(3,900)	(45.6)%
Long-term debt	4,931	83,600	(78,669)	(94.1)%
Senior notes, net of unamortized issuance costs	39,775	39,674	101	0.3%
Subordinated notes, net of unamortized issuance costs	182,095	59,248	122,847	207.3%
Junior subordinated debt owed to unconsolidated trusts	71,427	71,308	119	0.2%

Total liabilities	$9,283,923	$8,475,295	$808,628	9.5%

Stockholders’ equity	$1,255,705	$1,220,434	$35,271	2.9%

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

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	September 30, 2020
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,528,351	$622,841	$69,729	$60,110	$2,281,031
Commercial real estate	1,864,119	723,424	157,507	167,358	2,912,408
Real estate construction	201,262	101,429	28,890	75,685	407,266
Retail real estate	1,003,581	327,533	96,149	53,257	1,480,520
Retail other	35,358	2,181	1,326	1,221	40,086
Portfolio loans	$4,632,671	$1,777,408	$353,601	$357,631	$7,121,311

Allowance					(98,841)
Portfolio loans, net					$7,022,470

	December 31, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,220,088	$457,416	$20,589	$50,275	$1,748,368
Commercial real estate	1,782,442	679,217	150,935	180,823	2,793,417
Real estate construction	168,621	139,540	20,311	73,389	401,861
Retail real estate	1,139,173	412,811	99,976	41,809	1,693,769
Retail other	44,158	2,535	1,611	1,530	49,834
Portfolio loans	$4,354,482	$1,691,519	$293,422	$347,826	$6,687,249

Allowance					(53,748)
Portfolio loans, net					$6,633,501

Portfolio loans increased $434.1 million, or 6.5%, as of September 30, 2020 compared to December 31, 2019, as a result of PPP loans.

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

The Company calculates the allowance for credit losses at each reporting date. The Company recognizes an allowance for the lifetime expected credit losses for the amount the Company does not expect to collect. Subsequent changes in expected credit losses are recognized immediately in earnings. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience from 2010-2019. As of September 30, 2020, the Company expects the markets in which it operates to experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.

When a determination is made by management to charge-off a loan balance, a write-off is charged against the allowance for credit losses. Net charge-offs totaled $2.8 million for the quarter ended September 30, 2020 compared to $1.2 million for the quarter ended June 30, 2020, $3.4 million for the quarter ended March 31, 2020, $1.6 million for the quarter ended December 31, 2019 and $1.8 million for the quarter ended September 30, 2019.

During the third quarter of 2020, the Company recorded provision for credit losses of $5.5 million and provision for unfunded commitments of $0.3 million primarily as a result of economic factors and uncertainty due to COVID-19.

With the adoption of CECL, the allowance as a percentage of portfolio loans was 1.39% at September 30, 2020, as compared to 1.33% at June 30, 2020, 1.25% at March 31, 2020, 0.80% at December 31, 2019 and 0.79% at September 30, 2019. The allowance as a percentage of portfolio loans, excluding the amortized cost of PPP loans, was 1.55% at September 30, 2020. The allowance as a percentage of non-performing loans increased to 408.82% at September 30, 2020, as compared to 378.43% at June 30, 2020, 310.10% at March 31, 2020, 182.15% at December 31, 2019 and 160.00% at September 30, 2019.

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

The following table sets forth information concerning key asset quality metrics as of each of the dates indicated (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Loans 30-89 days past due	$6,708	$5,166	$10,150	$14,271	$12,434

Non-accrual loans	23,898	25,095	25,672	27,896	31,827
Loans 90+ days past due and still accruing	279	285	1,540	1,611	1,276
Total non-performing loans	24,177	25,380	27,212	29,507	33,103
OREO	4,978	3,755	3,553	3,057	926
Total non-performing assets	$29,155	$29,135	$30,765	$32,564	$34,029

Performing TDRs	$4,218	$4,316	$4,949	$5,005	$8,778
Allowance	98,841	96,046	84,384	53,748	52,965

Allowance to portfolio loans	1.39%	1.33%	1.25%	0.80%	0.79%
Allowance to portfolio loans, excluding PPP loans	1.55%	1.48%	1.25%	0.80%	0.79%
Allowance to non-performing loans	408.82%	378.43%	310.10%	182.15%	160.00%
Non-performing assets to total assets	0.28%	0.27%	0.32%	0.34%	0.35%
Non-performing loans to portfolio loans	0.34%	0.35%	0.40%	0.44%	0.50%
Non-performing loans to portfolio loans, excluding PPP loans	0.38%	0.39%	0.40%	0.44%	0.50%
Non-performing assets to portfolio loans and OREO	0.41%	0.40%	0.46%	0.49%	0.51%

Total non-performing loans totaled $24.2 million at September 30, 2020, a decrease from $25.4 million as of June 30, 2020, $27.2 million as of March 31, 2020, $29.5 million as of December 31, 2019 and $33.1 million as of September 30, 2019. Continued disciplined credit management resulted in non-performing loans as a percentage of total loans of 0.34% at September 30, 2020, as compared to 0.35% at June 30, 2020, 0.40% at March 31, 2020, 0.44% at December 31, 2019 and 0.50% at September 30, 2019. Non-performing loans as a percentage of total loans, excluding the amortized cost of PPP loans, was 0.38% at September 30, 2020.

If economic conditions deteriorate further as a result of COVID-19, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as individually evaluated, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Potential problem loans totaled $77.7 million at September 30, 2020, compared to $74.6 million at December 31, 2019. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2020, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity or capital resources.

To alleviate some of the financial hardships qualifying customers faced as a result of COVID-19, the Company offered an internal Financial Relief Program. The program included options for short-term loan payment deferrals and certain fee waivers. As of September 30, 2020, the Company had commercial loans on payment deferrals representing $426.4 million in loans, mortgage/personal loans on payment deferrals representing $82.4 million in loans and additional deferrals of $63.7 million for mortgage loans in the serviced portfolio. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits were $8.6 billion at September 30, 2020, as compared to $7.9 billion at December 31, 2019. The increase in deposits at September 30, 2020 is attributable to retention of PPP loan funding in customer deposit accounts, other core deposit growth and the seasonality of public funds. The Company remains funded primarily through core deposits with significant market share in its primary markets.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of September 30, 2020, the Company had additional capacity to borrow from the FHLB and Federal Reserve of $1.5 billion and $477.5 million, respectively.

The Company has the ability to pledge PPP loans as collateral to either the FHLB or Federal Reserve Discount Window to increase the availability to borrow against any potential short-term funding needs.

As of September 30, 2020, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of September 30, 2020 and December 31, 2019, we had outstanding loan commitments and standby letters of credit of $1.8 billion and $1.7 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include adjusted pre-provision net revenue, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most directly comparable GAAP financial measures, specifically total net interest income in the case of adjusted pre-provision net revenue, net income in the case of adjusted net income, adjusted diluted earnings per share and adjusted return on average assets, total net interest income in the case of adjusted net interest margin, total non-interest income and total non-interest expense in the case of adjusted efficiency ratio and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share and return on average tangible common equity appears below (dollars in thousands, except per share data). The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Pre-Provision Net Revenue

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Net interest income	$69,753	$70,813	$73,476	$209,999	$215,287
Non-interest income	32,285	27,964	30,936	87,766	84,777
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	426	(315)	(361)	(476)	623
Non-interest expense	(56,542)	(53,068)	(68,121)	(170,124)	(193,304)
Pre-provision net revenue	$45,922	$45,394	$35,930	$127,165	$107,383

Acquisition and other restructuring expenses	2,529	487	7,670	3,161	16,442
Provision for unfunded commitments	250	567	—	1,834	—
New Market Tax Credit amortization	—	—	—	1,200	1,200
Adjusted: pre-provision net revenue	$48,701	$46,448	$43,600	$133,360	$125,025

Average total assets	$10,680,995	$10,374,820	$9,659,769	$10,249,578	$9,352,272

Reported: Pre-provision net revenue to average assets(1)	1.71%	1.76%	1.48%	1.66%	1.54%
Adjusted: Pre-provision net revenue to average assets(1)	1.81%	1.80%	1.79%	1.74%	1.79%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Diluted Earnings Per Share and Adjusted Return on Average Assets

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Net income	$30,829	$25,806	$24,828	$71,999	$74,382
Acquisition expenses
Salaries, wages, and employee benefits	—	—	3,673	—	3,716
Data processing	—	—	172	—	506
Lease or fixed asset impairment	234	—	—	234	415
Other (includes professional and legal)	99	141	3,100	385	7,598
Other restructuring costs
Salaries, wages, and employee benefits	2,011	346	182	2,357	457
Data processing	—	—	84	—	476
Other (includes professional and legal)	185	—	459	185	1,452
MSR valuation impairment	—	—	—	—	1,822
Related tax benefit	(555)	(102)	(1,963)	(687)	(4,177)
Adjusted net income	$32,803	$26,191	$30,535	$74,473	$86,647

Dilutive average common shares outstanding	54,737,920	54,705,273	55,646,104	54,796,354	55,057,518

Reported: Diluted earnings per share	$0.56	$0.47	$0.45	$1.31	$1.35
Adjusted: Diluted earnings per share	0.60	0.48	0.55	1.36	1.57

Average total assets	$10,680,995	$10,374,820	$9,659,769	$10,249,578	$9,352,272

Reported: Return on average assets(1)	1.15%	1.00%	1.02%	0.94%	1.06%
Adjusted: Return on average assets(1)	1.22%	1.02%	1.25%	0.97%	1.24%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2019	2019	2020	2019
Reported: Net interest income	$69,753	$70,813	$73,476	$209,999	$215,287
Tax-equivalent adjustment	638	717	778	2,085	2,232
Purchase accounting accretion related to business combinations	(2,618)	(2,477)	(2,974)	(7,922)	(9,439)
Adjusted: Net interest income	$67,773	$69,053	$71,280	$204,162	$208,080

Average interest-earning assets	$9,805,948	$9,485,200	$8,781,590	$9,371,157	$8,514,580

Reported: Net interest margin(1)	2.86%	3.03%	3.35%	3.02%	3.42%
Adjusted: Net Interest margin(1)	2.75%	2.93%	3.22%	2.91%	3.27%

(1) Annualized measure

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Reported: Net Interest income	$69,753	$70,813	$73,476	$209,999	$215,287
Tax-equivalent adjustment	638	717	778	2,085	2,232
Tax-equivalent interest income	$70,391	$71,530	$74,254	$212,084	$217,519

Reported: Non-interest income	32,285	27,964	30,936	87,766	84,777
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	426	(315)	(361)	(476)	623
Adjusted: Non-interest income	$32,711	$27,649	$30,575	$87,290	$85,400

Reported: Non-interest expense	56,542	53,068	68,121	170,124	193,304
Amortization of intangible assets	(2,493)	(2,519)	(2,360)	(7,569)	(6,866)
Non-operating adjustments:
Salaries, wages, and employee benefits	(2,011)	(346)	(3,855)	(2,357)	(4,173)
Data processing	—	—	(256)	—	(982)
Other	(518)	(141)	(3,559)	(804)	(11,287)
Adjusted: Non-interest expense	$51,520	$50,062	$58,091	$159,394	$169,996

Reported: Efficiency ratio	52.42%	50.97%	62.73%	54.30%	61.55%
Adjusted: Efficiency ratio	49.97%	50.48%	55.42%	53.24%	56.12%

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(unaudited, dollars in thousands)

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Total Assets	$10,539,628	$10,835,965	$9,753,760
Goodwill and other intangible assets, net	(365,960)	(368,053)	(381,323)
Tax effect of other intangible assets, net	15,239	15,825	16,415
Tangible assets	$10,188,907	$10,483,737	$9,388,852

Total stockholders’ equity	1,255,705	1,236,084	1,215,981
Goodwill and other intangible assets, net	(365,960)	(368,053)	(381,323)
Tax effect of other intangible assets, net	15,239	15,825	16,415
Tangible common equity	$904,984	$883,856	$851,073

Ending number of common shares outstanding	54,522,231	54,516,000	55,197,277

Tangible common equity to tangible assets(1)	8.88%	8.43%	9.06%
Tangible book value per share	$16.32	$15.92	$15.12

Average stockholders’ common equity	$1,248,448	$1,233,270	$1,212,833
Average goodwill and other intangible assets, net	(367,490)	(369,699)	(377,601)
Average tangible stockholders’ common equity	$880,958	$863,571	$835,232

Reported: Return on average tangible common equity(2)	13.92%	12.02%	11.79%
Adjusted: Return on average tangible common equity(2)(3)	14.81%	12.20%	14.50%

(1) Tax-effected measure, 28% estimated deferred tax rate
(2) Annualized measure
(3) Calculated using adjusted net income

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Average stockholders’ common equity	$1,233,348	$1,173,213
Average goodwill and other intangible assets, net	(369,801)	(369,104)
Average tangible stockholders’ common equity	$863,547	$804,109

Reported: Return on average tangible common equity(1)	11.14%	12.37%
Adjusted: Return on average tangible common equity(1), (2)	11.52%	14.41%

(1) Annualized measure
(2) Calculated using adjusted net income

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause actual results to differ materially from those in the Company’s forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national and international economy (including the impact of the 2020 presidential election and the impact of tariffs, a U.S. withdrawal from or significant negotiation of trade agreements, trade wars and other changes in trade regulations); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), or other adverse external events that could cause economic deterioration or instability in credit markets; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iv) changes in accounting policies and practices, including CECL, which changed how the Company estimates credit losses; (v) changes in interest rates and prepayment rates of the Company’s assets (including the impact of The London Inter-bank Offered Rate phase-out); (vi) increased competition in the financial services sector and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that the transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving the Company; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful at September 30, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300
September 30, 2020	NM	7.19%	13.24%	18.38%

December 31, 2019	(5.94)%	5.39%	10.24%	15.01%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300
September 30, 2020	NM	9.62%	17.28%	23.70%

December 31, 2019	(8.19)%	6.96%	13.16%	19.28%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of September 30, 2020, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, First Busey did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The COVID-19 pandemic has or could contribute to:

●	Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
●	Ratings downgrades, credit deterioration and defaults in many industries, including hotel, restaurant, transportation, long-term healthcare, retail and commercial real estate, which may lead to increased provision expense.
●	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
●	As a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income.
●	Significant draws on credit lines, as customers and clients seek to increase liquidity.
●	A decrease in fees for customer services.
●	Increased demands on capital and liquidity.
●	A sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, which would adversely impact our results of operations and the ability of Busey Bank to pay dividends to the Company.
●	A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services.
●	Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.
●	Federal and state taxes may increase, as a result of the effects of the pandemic on governmental budgets, which could reduce our net income.
●	FDIC premiums could increase if the agency experiences additional resolution costs.

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

There were no purchases made by or on behalf of First Busey of its common stock shares during the quarter ended September 30, 2020. At September 30, 2020, the Company had 1,982,088 shares that may still be purchased under the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 9, 2020, and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

By:	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer

Date: November 5, 2020