Form 10-K
period 2020-12-31
FIRST BUSEY CORP /NV/
filed 2021-02-25
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $946.5 million, determined using a per share closing price for the registrant’s common stock on that date of $18.65, as quoted on The Nasdaq Global Select Market.

As of February 25, 2021, there were 54,404,379 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of First Busey Corporation to be held May 19, 2021, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

GLOSSARY

We use acronyms, abbreviations, and other terms throughout this Annual Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Banc Ed	The Banc Ed Corp.
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule

Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Act

BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956, as amended
Busey Bank or the Bank	Busey Bank
CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses accounting standard ASC 326
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease 2019
COVID-19 Deferment

Provision of the Interim Final Rule issued on November 20, 2020, which applies to financial institutions with less than $10 billion in total assets as of December 31, 2019, under which asset growth in 2020 and 2021 will not trigger certain new regulatory requirements until January 1, 2022 or after

CRA	Community Reinvestment Act
CRE	Commercial real estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance issued jointly by the OCC, the Federal Reserve, and the FDIC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund of the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Durbin	The Durbin Amendment to the Dodd-Frank Act, requiring the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions
ESOP	Employees' Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC 820
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, "Busey," "the Company," "we," "us," and "our"
First Busey Risk Management	First Busey Risk Management, Inc.

Term	Definition
First Community	First Community Financial Partners, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Herget Bank	Herget Bank, National Association
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
IST	Investors’ Security Trust Company
LCR	Liquidity coverage ratio
LIBOR	London Inter-bank Offered Rate
Main Street Trust	Main Street Trust, Inc.
Mid Illinois	Mid Illinois Bancorp, Inc.
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
NSFR	Net stable funding ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PCI	Purchased credit impaired
PPP	Paycheck Protection Program
Pulaski	Pulaski Financial Corp.
Pulaski Bank	Pulaski Bank, National Association
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
South Side Bank	South Side Trust & Savings Bank of Peoria
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructurings
Term Loan	$60 million term loan provided for in the Amended and Restated Credit Agreement, dated January 29, 2019
TheBANK	TheBANK of Edwardsville
Treasury	U.S. Department of the Treasury
U.S.	Unites States of America
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

Part I

Item 1. Business

Introduction

First Busey, a Nevada corporation organized in 1980, is a $10.5 billion financial holding company. First Busey conducts a broad range of financial services through its wholly-owned bank subsidiary, Busey Bank, with banking centers in Illinois, Missouri, Florida, and Indiana. First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Acquisitions

Over the last five years the Company has made several acquisitions as part of our strategy to expand into new service areas and to provide broader coverage in areas where we already maintain a presence. In 2015, First Busey acquired Herget Financial Corp. and its wholly-owned bank subsidiary, Herget Bank. In 2016 First Busey acquired Pulaski and its wholly-owned bank subsidiary, Pulaski Bank. In 2017, First Busey acquired First Community and its wholly-owned bank subsidiary, First Community Financial Bank. Also in 2017, First Busey acquired Mid Illinois and its wholly-owned bank subsidiary, South Side Bank. Further information related to these acquisitions has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition.

On January 31, 2019, First Busey acquired Banc Ed and its wholly-owned bank subsidiary, TheBANK. First Busey operated TheBANK as a separate bank subsidiary from February 1, 2019, until October 4, 2019, when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank.

On August 31, 2019, the Company acquired IST, a Fort Myers, Florida wealth management firm.

On January 19, 2021, the Company and CAC, the holding company for GSB, jointly announced the signing of a definitive agreement pursuant to which the Company will acquire CAC and GSB through a merger transaction. The partnership will enhance the Company’s existing deposit, commercial banking and wealth management presence in the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area. It is anticipated GSB will be merged with and into Busey Bank at a date following the completion of the merger. At the time of the bank merger, GSB banking centers will become banking centers of Busey Bank.

Under the terms of the merger agreement, CAC’s stockholders will have the right to receive 444.4783 shares of First Busey’s common stock and $27,969.67 in cash for each share of common stock of CAC with total consideration to consist of approximately 73% cash and 27% stock. Based upon the closing price of Busey’s common stock of $23.54 on January 15, 2021, the implied per share purchase price is $38,432.69 with an aggregate transaction value of approximately $190.8 million. The merger agreement provides that the cash consideration to be paid in the merger will be funded with a combination of cash from First Busey and a special dividend to be paid by CAC to its shareholders. Specifically, immediately prior to closing and subject to the completion of all closing conditions, CAC will cause GSB to pay a one-time special cash dividend of $60.0 million to CAC and, upon receipt, CAC will declare and issue a $60.0 million special cash dividend to CAC’s shareholders, which will be used to fund, in part, the cash consideration to be paid to CAC’s shareholders at closing. The transaction is expected to close in the second quarter of 2021, subject to customary closing conditions and required approvals, including the approval of CAC’s stockholders.

See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to acquisitions.

Subsidiaries of First Busey

First Busey conducts the business of banking, related banking services, asset management, brokerage, and fiduciary services through Busey Bank and retail payment processing through FirsTech.

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois. Busey Bank has 53 banking centers in Illinois, 10 in Missouri, four in southwest Florida and one in Indianapolis, Indiana.

Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve our customers’ needs. Commercial services include commercial, commercial real estate, real estate construction, and agricultural loans, as well as commercial depository services such as cash management. Retail banking services include residential real estate, home equity lines of credit and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and IRA and other fiduciary services through our banking center, ATM, and technology-based networks.

Further, Busey Bank provides asset management, investment, and fiduciary services to individuals, businesses, and foundations. As of December 31, 2020, $10.2 billion of assets were under care. For individuals, Busey Bank provides investment management, trust and estate advisory services, and financial planning. For businesses, it provides investment management, business succession planning, and employee retirement plan services.  For foundations, Busey Bank provides investment management, investment strategy consulting, and fiduciary services. Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement with Raymond James Financial Services. In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.

Busey Bank’s principal sources of income are interest and fees on loans and investments, wealth management fees and service fees. Principal expenses are interest paid on deposits and general operating expenses. Busey Bank’s primary markets are Illinois, the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.

Busey Bank’s subsidiary, FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers payment processing solutions including: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; mobile bill pay; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. As of December 31, 2020, FirsTech had approximately 5,800 agent locations across the U.S.

First Busey Risk Management, a wholly-owned subsidiary of First Busey, incorporated in Nevada, is a captive insurance company that insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Busey Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

First Busey also has various other subsidiaries that are not significant to the consolidated entity.

The Company’s operations are managed through three operating segments consisting of Banking, Remittance Processing, and Wealth Management. See “Note 21. Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Banking Center Markets

Busey Bank has 53 banking centers in Illinois. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.  However, the financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

Busey Bank has 10 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Fourteen of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

Busey Bank has four banking centers in southwest Florida, an area which has experienced above average population growth, job growth, and an expanded housing market over the last several years.

Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

Competition

Busey Bank competes actively with national and state banks, savings and loan associations, and credit unions for deposits and loans mainly in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and central Indiana. Busey Bank competes for real estate and other loans primarily on the basis of type of loan, interest rates and loan fees, and the quality of services provided. Busey Bank and FirsTech compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, fintech companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, wealth management and other products and services.

The Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. The Bank attracts a significant amount of deposits through its banking centers, primarily from the communities in which those banking centers are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities. The Bank competes for deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet and mobile banking, and convenient banking centers with interbranch deposit and withdrawal privileges.

Based on information obtained from the FDIC Summary of Deposits dated June 30, 2020, the most recent report available, Busey Bank ranked in the top 10 in total deposits in 12 Illinois counties: first in Champaign County; fifth in Ford County; fifth in Grundy County; seventh in Livingston County; first in Macon County; first in Madison County; fifth in McLean County; second in Peoria County; third in Shelby County; sixth in St. Clair County; third in Tazewell County; and seventh in Will County. First Busey believes that it effectively competes with other banks, thrifts, and financial institutions in its market areas.

Supervision, Regulation and Other Factors

General

FDIC-insured institutions, like Busey Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPR, the Federal Reserve, the FDIC, and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business; the kinds and amounts of investments the Company and Busey Bank may make; required capital levels relative to assets; the nature and amount of collateral for loans; the establishment of branches; the ability to merge, consolidate, and acquire; dealings with the Company’s and Busey Bank’s insiders and affiliates; and the Company’s payment of dividends.

In reaction to the global financial crisis, and particularly following the passage of the Dodd-Frank Act in 2010, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers (at the time, those with assets of $50.0 billion and greater), certain provisions of the law triggered at $10.0 billion in assets and the influence of other provisions filtered down in varying degrees to community banks over time, causing the Company’s compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Regulatory Relief Act was enacted to provide meaningful relief for banks and their holding that were not considered systemically important (defined by amendment to be those with assets under $100.0 billion). However, the $10.0 billion threshold remained in place for certain Dodd-Frank Act reforms that will become applicable to the Company in 2021, as discussed below.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. Regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and Busey Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

Federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encouraging loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments, and public services. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” for information on the CARES Act, the PPP, and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves, and CRA, is contained in the relevant sections of this Supervision, Regulation and Other Factors discussion.

The $10.0 Billion Threshold

As indicated in the introduction above, the Dodd-Frank Act included a number of requirements triggered when a banking entity crossed over $10.0 billion in assets. Those included requirements for stress testing capital, maintenance of a risk committee, adherence to the Volcker Rule’s prohibitions on proprietary trading and ownership of private funds, limitations on interchange fees for certain debit transactions, clearing of swap agreements, and examination and enforcement related to consumer financial services by the CFPB, in addition to a number of heightened reporting requirements. The Regulatory Relief Act eliminated the stress test and risk committee requirements for banking entities between $10.0 billion and $50.0 billion, but the other Dodd-Frank regulations and reporting requirements were not changed.

The Company has anticipated crossing the $10.0 billion threshold for some time, and it did so in 2020. However, the federal bank regulatory agencies issued an Interim Final Rule on November 20, 2020, that provided temporary relief for certain community banking organizations as a result of growth in size from the COVID-19 response. Under the Interim Final Rule, which applies to financial institutions with less than $10.0 billion in total assets as of December 31, 2019, the asset growth of such banks in 2020 and 2021 will not trigger some of the new regulatory requirements until January 1, 2022.

Material consequences to the Company of crossing the $10.0 billion threshold are as follows:

Interchange Fees

The Durbin Amendment to the Dodd-Frank Act required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions. Interchange, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as Busey Bank, for processing electronic payment transactions. The Federal Reserve set the maximum interchange at 21 cents plus five basis points of the transaction value. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. Durbin limitations are applicable to any banking entity with over $10.0 billion in assets and will be applicable to Busey Bank following expiration of the COVID-19 Deferment and after a six-month transition period. Management believes that compliance with Durbin will materially reduce Busey Bank’s earnings on covered debit transactions.

Volcker Rule

The Volcker Rule (also a part of the Dodd-Frank Act) restricts the ability of banking entities (holding companies and their affiliates) with over $10.0 billion in assets to sponsor or invest in private funds or to engage in certain types of proprietary trading. In October 2019, the Federal Reserve, OCC, FDIC, Commodity Futures Trading Commission, and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements, and exemptions. Banking entities have two years (with a possibility of extensions) to comply with the Volcker Rule requirements after crossing the $10.0 billion threshold. Given such two-years, the banking agencies determined not to include the application of the Volker Rule in the relief granted by the COVID-19 Deferment. The Company does not materially engage in the activities prohibited by the Volcker Rule; therefore, the application of the rule will not have a material effect on the operations of the Company and its subsidiaries.

CFPB Examination and Enforcement

Although the CFPB’s rules issued under federal consumer financial protection laws are applicable to all providers of consumer financial services, the CFPB only has examination and enforcement authority over banks with more than $10.0 billion in assets (measured over four consecutive quarters). As a result, Busey Bank continues to be examined for compliance with consumer laws by its primary federal regulatory agency, the FDIC. Once it has reported more than $10.0 billion in total assets for four consecutive quarters, the CFPB will assume supervisory authority.

Clearing Swap Agreements

Banks with over $10.0 billion in assets are required to clear swap agreements on exchanges. The requirement was not deferred by the Interim Final Rule. Busey Bank began to comply with the exchange requirement beginning in 2021.

Risk Committee

Pursuant to the Federal Reserve’s final rules issued under the Regulatory Relief Act, publicly traded bank holding companies with between $10.0 billion and $50.0 billion of total consolidated assets, including the Company, are not required to maintain a risk committee. Although it was not yet required to have a risk committee in place at the time, the Company established a committee comprised of holding company directors in 2018 to oversee risk matters in preparation for future growth.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords, known as “Basel” rules, adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be weighted (the theory being that riskier assets should require more capital) and that off-balance-sheet credit exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the BCBS, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule

In July 2013, the U.S. federal banking agencies approved implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and Busey Bank are each subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but in requiring that forms of capital be of higher quality to absorb loss, it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7.0% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. Federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

Well-Capitalized Requirements

The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8.0% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10.0% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5.0% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020: (i) Busey Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

Prompt Corrective Action

The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Supervision and Regulation of the Company

General

The Company, as the sole stockholder of Busey Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial and managerial strength to Busey Bank and to commit resources to support it in circumstances where we might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Busey Bank as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and Busey Bank must be well-capitalized, well-managed, and Busey Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation

There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses that were in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices.

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

Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this has become evident during the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation

The Company’s common stock is registered with the SEC under the Securities Act and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance

The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of Busey Bank

General

Busey Bank is an Illinois-chartered bank. Its deposit accounts are insured by the FDIC’s Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, Busey Bank is subject to the examination, supervision, reporting, and enforcement requirements of the DFPR, the chartering authority for Illinois banks. Busey Bank is also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like Busey Bank, are not members of the Federal Reserve System.

Deposit Insurance

As an FDIC-insured institution, Busey Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. FDIC assessment rates for institutions that have more than $10.0 billion in assets, such as Busey Bank following expiration of the COVID-19 Deferment, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs, based primarily on the difference between the institution’s average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For institutions like Busey Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis. An institution’s assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like Busey Bank at the time, with total consolidated assets of less than $10.0 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets. During the year ended December 31, 2020, Busey Bank paid supervisory assessments to the DFPR totaling approximately $0.6 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements

Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to Busey Bank, it continues to review its liquidity risk management policies in light of developments.

Dividend Payments

The primary source of funds for the Company is dividends from its subsidiary bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by Busey Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

State Bank Investments and Activities

Busey Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of Busey Bank.

Insider Transactions

Busey Bank is subject to certain restrictions imposed by federal law on “covered transactions” between Busey Bank and its “affiliates.” The Company is an affiliate of Busey Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company, and the acceptance of the stock or other securities of the Company as collateral for loans made by Busey Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by Busey Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers, and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or Busey Bank, or a principal stockholder of the Company, may obtain credit from banks with which Busey Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management

Federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

In general, safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. Bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering compliance, cybersecurity, planning for and implementation of the CECL accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity

Busey Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require Busey Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact Busey Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, Busey Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

Transaction Account Reserves

Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. Reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was

10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. This action permits Busey Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements

The CRA requires Busey Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess Busey Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of Busey Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering

The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2020, Busey Bank did not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Busey Bank, as well as the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10.0 billion in assets. The CFPB will assume supervisory authority over Busey Bank once the bank has reported over $10.0 billion in assets for four consecutive quarters.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing, and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October 2020. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Supervision and Regulation of First Busey Risk Management

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

Van A. Dukeman. Mr. Dukeman, age 62, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust from May 1998 until its merger with First Busey.

Monica L. Bowe. Mrs. Bowe, age 47, has served as Chief Risk Officer of First Busey since January 2020. Prior to that, she served as Senior Director of Operational Risk Program Management at KeyBank, a subsidiary of KeyCorp headquartered in Cleveland, Ohio since 2015.

Robin N. Elliott. Mr. Elliott, age 44, was appointed President and Chief Executive Officer of Busey Bank in April 2019. Prior to that, he served as Chief Operating Officer of First Busey since February 2016 and Chief Financial Officer of First Busey since January 2014. Mr. Elliott had previously served as Director of the Business Banking Group of Busey Bank since November 2011. Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Jeffrey D. Jones. Mr. Jones, age 47, was appointed Chief Financial Officer of First Busey in July 2019. Prior to that, he was Co-Head of the US Depository Group and Head of Depository Investment Banking with Stephens, Inc., since 2015.

John J. Powers. Mr. Powers, age 65, has served as General Counsel of First Busey since December 2011. Prior to that, he was a stockholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph. Mrs. Randolph, age 46, was appointed Chief of Staff in April 2017. Prior to that appointment she served as Executive Vice President and Chief Brand Officer since March 2014. Prior to March 2014, she served as Senior Vice President of Growth Strategies since 2008.

Human Capital

First Busey was built upon a strong commitment to associate, customer, stockholder, and community experiences. Our associates are the cornerstone of this unwavering commitment. Busey’s vision, Service Excellence in Everything We Do, starts with dedication to our associates. As a testament to Busey’s commitment to its associates, the organization was named among American Banker’s Best Banks to Work For since 2016; voted as one of the Best Places to Work in Illinois by associates since 2016; recognized as one of the 2018 & 2019 Top Workplaces in St. Louis; a Best Company to Work For in Florida since 2017; among the Best Places to Work in Money Management since 2018 by Pensions & Investments; and the 2020 Best Place to Work in Indiana by the Indiana Chamber of Commerce – all in addition to various wellness, training and development, philanthropic and other workplace awards. Busey appreciates our associates contributing their best to the organization each day. Their shared experiences are what make these and other awards possible. Since we opened our doors over 150 years ago, we have maintained our core values, creating a strong foundation and shaping our inclusive culture.

Busey is committed to diversity and inclusion within our organization, the banking profession, and the communities where we live and work. Busey is dedicated to attracting and retaining talent across a variety of backgrounds and experiences. A diverse team – one with varying beliefs and opinions – promotes productivity, creativity, and innovation, while better meeting and exceeding the needs of a diverse customer base. Recruiting, supporting, and retaining a diverse workforce with varying perspectives and ideas, while having an inclusive culture, is the foundation of Busey’s core values – One Busey. We strive to maintain an inclusive environment free from discrimination of any kind. We recognize the richness diversity brings to our workplace. Our endeavors in this regard are reported to the Employee Benefit and Compensation Committee, which holds the organization accountable to this core value at the highest levels of management. We maintain an Affirmative Action Plan, the results of which – including proactive steps for inclusion – are reviewed by this same group. Busey supports and empowers women in the workplace as reflected in our gender-diverse workforce. In 2020, women comprised of 61% of Team Busey and made up 38% of our senior leadership, providing meaningful contributions not only within the organization but throughout the communities we serve.

Associate engagement is an important barometer of our cultural health, and why we regularly solicit feedback and understand views of our associates about their work environment and Busey’s culture. The results from engagement surveys are used to implement programs and processes designed to enhance engagement and improve the associate experience. One such way to keep associates informed and engaged is through our associate quarterly updates. Busey leadership conducts quarterly update calls, which are recorded and available for all associates. These calls provide important information about the financial health of the company, but more importantly are a cultural touchpoint to solidify Busey’s commitment to our number one asset, our associates. A tenet of our engaged culture is a commitment to investing in associates through training and development. Over 50% of our associate base participates in some type of formal training and leadership development curriculum. Since 2017, Busey is a proud recipient of the BEST Award Association’s for Talent Development, which is presented to organizations that demonstrate enterprise-wide success as a result of employee talent development.

Additionally, we care about the health and well-being of our associates and their families. Busey experiences a 94% associate participation rate in our innovative health and wellness program, B Well. Investments in B Well include a stress management component, lifesaving biometric screenings, a corporate health and wellness coach, health club reimbursements, and Health Savings Account (HSA) investments funded by the Company. Busey is honored to be recognized among the 2020 Illinois' Healthiest Employers.

Importantly during 2020, Busey initiated our pandemic response plan, expanding social-distancing practices and remote work capabilities to ensure the safety of our associates. Busey has also instituted a new Emergency Sick Leave policy for all full-time and part-time associates in response to COVID-19. Busey implemented an associate assistance fund to help associates with unexpected expenses due to the pandemic. Associates were provided with 80 hours of emergency sick leave in addition to their regular sick benefits, which enabled them to take care of themselves and their families as effected by COVID-19.

As of December 31, 2020, First Busey and our subsidiaries had a total of 1,346 full-time equivalents.

Geographic distribution of our associates is as follows:

	As of December 31, 2020
		Associates
	Locations	Full-time	Part-time	Total	%
Banking center associates:
Illinois	53	708	63	771	55.5%
Missouri	10	154	4	158	11.4%
Florida	4	54	2	56	4.0%
Indiana	1	18	—	18	1.3%
Banking center associates	68	934	69	1,003	72.2%

Corporate office associates (1)		368	18	386	27.8%
Total		1,302	87	1,389	100.0%

Percentage of associates		93.7%	6.3%
(1)	Corporate office associates work at our corporate headquarters in Illinois, in various banking centers, and remotely.

Securities and Exchange Commission Reporting and Other Information

First Busey’s website address is www.busey.com. We make available on this website our Annual Report, Quarterly Reports, Current Reports, and amendments thereto, as soon as reasonably practicable after such reports are filed or furnished with the SEC, and in any event, on the same day as such filing with the SEC. Reference to this website does not constitute incorporation by reference of the information contained on the website and it should not be considered part of this document. First Busey has adopted a code of ethics applicable to our employees, officers, and directors. The text of this code of ethics may be found under “Investor Relations” on our website.

Non-GAAP Financial Information

This Annual Report contains certain financial information determined by methods other than in accordance with GAAP. These measures include adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures – specifically net income in the case of adjusted net income, adjusted earnings per share, and adjusted return on average assets; total net interest income in the case of adjusted net interest margin; total non-interest income and total non-interest expense in the case of adjusted efficiency ratio; and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity – appears below (dollars in thousands, except per share data). The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Pre-Provision Net Revenue

(unaudited, dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net interest income	$282,935	$287,223	$241,406
Non-interest income	118,265	116,415	89,993
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(1,331)	18	(331)
Non-interest expense	(234,197)	(258,794)	(193,043)
Pre-provision net revenue	$165,672	$144,862	$138,025

Acquisition and other restructuring expenses	10,711	20,094	6,000
Provision for unfunded commitments	1,822	—	—
New Market Tax Credit amortization	2,311	1,200	—
Adjusted: pre-provision net revenue	$180,516	$166,156	$144,025

Average total assets	$10,292,256	$9,443,690	$7,742,142

Reported: Pre-provision net revenue to average assets	1.61%	1.53%	1.78%
Adjusted: Pre-provision net revenue to average assets	1.75%	1.76%	1.86%

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Earnings Per Share and Adjusted Return on Average Assets

(unaudited, dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Reported: Net income	$100,344	$102,953	$98,928
Acquisition expenses:
Salaries, wages, and employee benefits	—	4,083	1,233
Data processing	56	1,523	406
Lease or fixed asset impairment	479	580	—
Professional fees and other	864	8,477	2,486
Other restructuring costs:
Salaries, wages, and employee benefits	2,470	495	1,058
Data processing	—	827	—
Fixed asset impairment	6,657	1,861	817
Professional fees and other	185	2,248	—
Related tax benefit	(2,327)	(4,618)	(1,451)
Adjusted: Net income	$108,728	$118,429	$103,477

Dilutive average common shares outstanding	54,826,939	55,132,494	49,215,455

Reported: Diluted earnings per share	$1.83	$1.87	$2.01
Adjusted: Diluted earnings per share	1.98	2.15	2.10

Average total assets	$10,292,256	$9,443,690	$7,742,142

Reported: Return on average assets	0.97%	1.09%	1.28%
Adjusted: Return on average assets	1.06%	1.25%	1.34%

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(unaudited, dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Reported: Net interest income	$282,935	$287,223	$241,406
Tax-equivalent adjustment	2,740	3,013	2,258
Acquisition-related purchase accounting accretion	(10,391)	(12,422)	(10,550)
Adjusted: Net interest income	$275,284	$277,814	$233,114

Average interest-earning assets	$9,417,938	$8,590,262	$7,067,710

Reported: Net interest margin	3.03%	3.38%	3.45%
Adjusted: Net Interest margin	2.92%	3.23%	3.30%

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(unaudited, dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Reported: Net Interest income	$282,935	$287,223	$241,406
Tax-equivalent adjustment	2,740	3,013	2,258
Tax-equivalent interest income	$285,675	$290,236	$243,664

Reported: Non-interest income	118,265	116,415	89,993
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(1,331)	18	(331)
Adjusted: Non-interest income	$116,934	$116,433	$89,662

Reported: Non-interest expense	234,197	258,794	193,043
Amortization of intangible assets	(10,008)	(9,547)	(5,854)
Non-operating adjustments:
Salaries, wages, and employee benefits	(2,470)	(4,578)	(2,291)
Data processing	(56)	(2,350)	(406)
Lease or fixed asset impairment	(7,136)	(2,441)	(817)
Professional fees and other	(1,049)	(10,725)	(2,041)
Adjusted: Non-interest expense	$213,478	$229,153	$181,634

Reported: Efficiency ratio	55.68%	61.29%	56.16%
Adjusted: Efficiency ratio	53.02%	56.35%	54.49%

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(unaudited, dollars in thousands, except per share data)

	As of December 31,
	2020	2019
Total Assets	$10,544,047	$9,695,729
Goodwill and other intangible assets, net	(363,521)	(373,129)
Tax effect of other intangible assets, net	14,556	17,247
Tangible assets	$10,195,082	$9,339,847

Total stockholders’ equity	1,270,069	1,220,434
Goodwill and other intangible assets, net	(363,521)	(373,129)
Tax effect of other intangible assets, net	14,556	17,247
Tangible common equity	$921,104	$864,552

Ending number of common shares outstanding	54,404,379	54,788,772

Tangible common equity to tangible assets(1)	9.03%	9.26%
Tangible book value per share	$16.66	$15.46

Average common equity	$1,240,374	$1,186,127
Average goodwill and other intangible assets, net	(368,624)	(371,666)
Average tangible common equity	$871,750	$814,461

Reported: Return on average tangible common equity	11.51%	12.64%
Adjusted: Return on average tangible common equity(2)	12.47%	14.54%
(1)	Tax effected measure, 28% estimated deferred tax rate.
(2)	Calculated using adjusted net income.

Special Cautionary Note Regarding Forward-Looking Statements

Statements contained in or incorporated by reference into this Annual Report that are not historical facts may constitute forward-looking statements within the meaning of Section 27A Securities Act, and Section 21E of the Exchange Act. These forward-looking statements are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and estimates and describe our future plans, strategies, and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim” and similar expressions. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, our business and growth strategies, and any other statements that are not historical facts.

These forward-looking statements are subject to significant risks, assumptions, and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects can be found under “Item 1A. Risk Factors” in this Annual Report and elsewhere in our periodic and current reports filed with the SEC. These factors include, but are not limited to, the following:

●	the strength of the local, state, national and international economy (including the impact of the new presidential administration);
●	changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business;
●	changes in interest rates and prepayment rates of First Busey’s assets (including the impact of the LIBOR phase-out);
●	increased competition in the financial services sector and the inability to attract new customers;
●	changes in technology and the ability to develop and maintain secure and reliable electronic systems;
●	the loss of key executives or employees;
●	changes in consumer spending;
●	unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated;
●	unexpected outcomes of existing or new litigation involving First Busey;
●	the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets;
●	the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards;
●	changes in accounting policies and practices, including FASB’s CECL impairment standards; and
●	other factors and risks described under “Risk Factors” herein.

Because of those risks and other uncertainties, our actual future results, performance, or achievement, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of our future results.

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

Economic and Market Risks

The COVID-19 pandemic created an economic recession and caused severe financial disruptions that adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, and results of operations.

The extent to which COVID-19 will continue to negatively affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic. The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through a significant portion of 2021 as the world attempts to gain control over the virus. The impact that the virus continues to have on global markets, the economy, business restrictions, and employment is ongoing as a projected return to normal operating conditions is unknown.

The outbreak of COVID-19 has negatively affected a subset of our customers’ businesses, and continued disruptions could result in increased risk of delinquencies; defaults; foreclosures and losses on our loans; declines in assets under management, affecting wealth management revenues; negative impacts on regional economic conditions resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability; and negative impacts on the implementation of our growth strategy. Although governmental authorities have introduced a number of programs designed to soften the impact of COVID-19 on small businesses, once these programs expire our borrowers may not be able to satisfy their financial obligations. Until the pandemic subsides, we expect draws on lines of credit, reduced revenues in our businesses, and increased customer and client defaults.

In general, business activity, employment rates, income levels and other measures of economic activity have been negatively affected by the COVID-19 pandemic. The speed and strength of any economic recovery from the pandemic is subject to a high degree of uncertainty, but is expected to be affected by further developments in the pandemic. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets; the development, distribution, and supply of vaccines, therapies, and other public health initiatives to control the spread of the disease; the nature and size of federal economic stimulus, and other governmental efforts; and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

Overall, we believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

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

The Company currently conducts its banking operations in downstate Illinois; suburban Chicago, Illinois; the St. Louis, Missouri metropolitan area; central Indiana; and southwest Florida. Economic conditions within Busey’s markets were adversely impacted by the COVID-19 pandemic resulting in significant increases in unemployment, economic decline, partial business shutdowns, operational uncertainty, and significant impact to certain industry sectors. The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is characterized with low credit ratings, pension under-funding, budget deficits, and lower job growth rates than most of the country. The Company operates in markets with significant university and healthcare presence, which rely heavily on state and federal funding and contracts. Payment delays by the State of Illinois to its vendors and government-sponsored entities, as well as potential federal changes to healthcare laws, could affect the Company’s primary market areas, which could in turn adversely affect its financial condition and results of operations. The partial shutdown of colleges and universities across the state may also impact businesses heavily reliant on the colleges and universities for revenue generation. Recent downturns in local operating markets where banking operations occur could result in a decrease in demand for the Company’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures, and reduced wealth management fees resulting from lower asset values.

Market volatility and changes in interest rates could have an adverse effect on the Company.

Changes in interest rates could affect the level of assets and liabilities held on the Company’s balance sheet and the revenue that the Company earns from net interest income, as earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, including the FOMC. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. In addition, a rise in interest rates could result in decreased demand for first mortgages as well as mortgage refinancing, activities which have historically contributed to a significant portion of the Company’s mortgage revenue. Furthermore, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Finally, when interest rates rise, competition for deposits often increases, which can lead to a change in the Company’s funding mix and cost of funding. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operations.

In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700.0 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest it pays on excess reserves. Reductions in interest rates, especially if prolonged, are likely to continue to have an adverse effect our net interest income and margins and our profitability. In December 2020, the FOMC held the target rate at its effective floor of 0.00-0.25% with panelists projecting the target rate to remain at these levels through 2021 and potentially 2022. The impact of the prolonged low rates will continue to affect rate spreads and return on earning assets. Although the FOMC has not indicated it would further reduce rates to a negative position, the potential for further adjustments that would take interest rates to below 0%, or effectively below 0%, cannot be ruled out. If rates were further reduced, it could have a materially adverse effect on the Company’s profitability.

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

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021 and on November 30, 2020, the Federal Reserve, FDIC, and OCC issued supervisory guidance encouraging banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The ARRC has proposed that the SOFR is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced-market transition plan to SOFR from U.S. dollar-LIBOR and organizations are working on industry-wide and company-specific transition plans relating to derivatives and cash markets exposed to LIBOR.

Contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. Although the Company continues to actively work toward the transition away from LIBOR, the transition is both complex and challenging and the downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact financial markets and individual institutions.

Regulatory and Legal Risks

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition, or results of operations.

Laws, regulations, rules, policies, and regulatory interpretations governing the Company continue to evolve and will likely continue to change over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The recent change of the presidential administration and Congressional control could prompt new or revitalized financial services regulation. The extent and scope of potential financial regulations is hard to predict, but changes are expected to occur as leadership in various regulatory bodies is anticipated to shift in light of the new controlling party.

Moreover, federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

Implementation of current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional expense, including increased compliance costs. New appointments to the primary banking regulatory agencies may affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

These rule and regulatory changes may also require the Company to invest significant management attention and resources so as to make necessary changes to operations in order to comply. In addition to the expense and uncertainty related to increased regulation, the financial services industry in recent years has faced more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with the Bank Secrecy Act, anti-money laundering laws, and the USA PATRIOT Act, which focuses on money laundering in the form of terrorist financing. Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations. These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices. If the Company were the subject of an enforcement action, it could have an adverse impact on the Company.

As the Company continues to grow in asset size and complexity, regulatory expectations and scrutiny will likely increase and could have a potential impact on the Company’s operations and business.

The Company has grown steadily over the past several years, increasing size through both organic growth and strategic acquisitions. As financial institutions grow, so do the expectations of regulatory agencies regarding the financial institution’s ability to control for increasingly complex and sophisticated business operations. Certain regulations and laws have embedded asset thresholds that change regulatory expectations, have different financial statement impacts, require different committee and management compositions, or enhance certain reporting requirements. For example, as further discussed in the Supervision and Regulation section, the Dodd-Frank Act included a number of requirements that trigger when a banking entity crosses over $10.0 billion in assets. The Company has anticipated crossing the $10.0 billion threshold for some time, and it did so in 2020.

On November 20, 2020, the federal bank regulatory agencies announced an Interim Final Rule, providing temporary relief for certain community banking organizations related to certain regulations and reporting requirements as a result of growth in size from the COVID-19 response. Programs, including the PPP, caused many community banking organizations to experience rapid and unexpected increases in size, which generally are expected to be temporary. Under the interim rule, which applies to financial institutions with less than $10 billion in total assets as of December 31, 2019, community banks that have crossed a relevant threshold will have until 2022 to either reduce their size or prepare for new regulatory and reporting standards. Asset growth in 2020 or 2021 will not trigger new regulatory requirements for the banks until January 1, 2022. The Company will be provided relief under this rule with respect to the interchange revenue impacts of Durbin. There is potential that changes in future regulatory expectations could impact the business operationally, strategically, or financially.

Laws impacting cannabis-related businesses in Illinois may have an impact on the Company’s operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries. It is Busey Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those who have a significant financial interest in such entities; and (ii) derive a material amount of revenue from providing products or services to, or other involvement with, such entities. Busey Bank is taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities. Nonetheless, the shift in Illinois law is increasing the number of direct and indirect cannabis-related businesses in Illinois, and therefore increasing the likelihood that Busey Bank could interact with such businesses, as well as their owners and employees.

Such interactions could create additional legal, regulatory, strategic, and reputational risk to Busey Bank and the Company.

Credit and Lending Risks

Heightened credit risk associated with lending activities may result in insufficient loan loss provisions, which could have material adverse effect on the Company’s results of operations and financial condition.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from economic and market conditions. The Company attempts to reduce its credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic locations, and periodic independent reviews of outstanding loans by its loan review and audit departments as well as external parties. However, while such procedures help reduce risks, they cannot be expected to completely eliminate the Company’s credit risks. Borrowers may experience difficulties in repaying their loans for any of a variety of reasons resulting in a rise in the level of nonperforming loans, charge-offs, delinquencies, and/or a need for increases in the provision for loan losses. When economic conditions decline, as they have during the COVID-19 pandemic, increases in non-performing loans, charge-offs, and delinquencies become more likely.

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

In 2016, the FASB published CECL, which requires recording loss estimates for the life of the instrument for loans, a change from the 40-year standard in which losses are recorded under the “incurred loss” concept. Adoption of CECL in 2020 resulted in additional reserves being set aside to protect against future credit losses. Although management believes the reserves are adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for credit losses will not be required in the future.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.

The Company’s non-performing assets adversely affect its net income in various ways. While the Company pays interest expense to fund non-performing assets, it does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income and returns on assets and equity. In addition, loan administration costs increase, and the Company’s efficiency ratio is adversely affected. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. Non-performing loans and other real estate owned also increase the Company’s risk profile and the capital its regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. Although it is hard to fully predict the affect the COVID-19 pandemic will have on the Company’s asset quality, it’s performance may be adversely affected if it experiences increases in non-performing loans and non-performing assets in the future.

Federal regulatory agencies, in consultation with FASB, issued updated guidance on March 22, 2020 for classifying loans as TDRs, which allowed banks to modify loans of customers stressed by COVID-19 without having to classify the loan as a TDR. While this updated guidance provided temporary relief for both borrowers and banks, these loan modifications may not be sufficient to keep the assets the Company holds from deteriorating if the duration of the pandemic and subsequent business restrictions are prolonged.

Concentrations of credit and market risk could increase the potential for significant losses.

The Company may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or geographic location of the borrower or collateral. A significant portion of the Company’s loan portfolio is made up of mortgage, commercial, and industrial loans, and secured by real estate. Thus, deterioration in economic conditions or real estate values could result in higher credit costs and losses to the Company. The global pandemic in 2020 significantly impacted both global and domestic markets and economies as shutdowns and restrictions to prevent the spread of the virus affected several different business sectors. Several sectors have been impacted significantly and have both direct and indirect impacts from associated businesses. For example, in-person dining and shopping restrictions significantly impacted cash flows for these entities, which could also impact several retail CRE and rental space borrowers from the lack of cash flows. The Company has taken additional steps to quantify the potential risk and impacted industries that are likely to experience the highest stress to cash flows and pose higher potential default risk.

The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which the Company requires whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. As a result of the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on the Company’s financial condition and results of operations.

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

Since the opening of the PPP in March 2020, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company may be exposed to the risk of similar litigation, from both customers and non-customers that approached the banks regarding PPP loans, concerning their processes and procedures used in processing applications for PPP loans. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to ambiguity in the laws, rules, and guidance regarding the operation of the PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Credit risk associated with concentration of securities in the Company’s investment portfolio may increase the potential for loss.

The Company’s investment portfolio consists, in part, of securities issued by government or government sponsored agencies and non-government entities. A downturn in the financial condition of the issuers, the performance of the underlying collateral, or the financial condition of the individual mortgagors with respect to the underlying securities could create results such as rating agency downgrades of the securities and default by issuers or individual mortgagors. Any of the foregoing factors could result in realized losses, which could adversely affect the Company’s financial condition and results of operations.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, there may be inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while it attempts to dispose of it.

Capital and Liquidity Risks

The Company is required to maintain capital to meet regulatory requirements, and if it fails to maintain sufficient capital, whether as a result of losses, inability to raise additional capital, or otherwise, its financial condition, liquidity, and results of operations, as well as its ability to maintain regulatory compliance would be adversely affected.

First Busey and Busey Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside the Company’s control, and on its financial condition and performance. Accordingly, the Company cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. If it fails to meet these capital and other regulatory requirements, its financial condition, liquidity, and results of operations would be materially and adversely affected.

The Company’s failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well-capitalized” for bank regulatory purposes could affect customer confidence, its ability to grow, its costs of funds and FDIC insurance costs, its ability to pay dividends to its stockholders on outstanding stock, its ability to make acquisitions, and its business, results of operations, and financial condition. Furthermore, under FDIC rules, if the Company ceases to meet the requirements to be considered a “well-capitalized” institution for bank regulatory purposes, the interest rates it pays on deposits and its ability to accept, renew, or rollover deposits, particularly brokered deposits, may be restricted.

Liquidity risks could affect operations and jeopardize the Company’s business, financial condition, and results of operations.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on liquidity. The Company’s primary sources of funds consist of deposits and funds from sales of investment securities, investment maturities and sales, and cash from operations. Additional liquidity is available through repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the FHLB. Access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

During periods of economic turmoil, the financial services industry and the credit markets generally may be materially and adversely affected by significant declines in asset values and depressed levels of liquidity. These and other factors could negatively affect the Company’s ability to engage in routine funding and other transactions with other financial institutions and lead to market-wide liquidity problems, loss of depositor, creditor, and counterparty confidence, which could lead to losses or defaults by the Company or by other institutions. Although the Company is not currently experiencing liquidity stress, pandemic-related market conditions remain uncertain. Any decline in available funding and/or capital could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or meet deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition, and results of operations.

The soundness of other financial institutions could negatively affect the Company.

The Company’s ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor, and counterparty confidence and could lead to losses or defaults by the Company or by other institutions. The Company could experience growth as a result of the difficulties or failures of other banks or government-sponsored financial institutions, which would increase its funding needs.

Competitive and Strategic Risks

If securities or industry analysts do not publish or cease publishing research reports about us, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, the price of our stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If there is limited or no securities or industry analyst coverage of us, the market price for our stock would be negatively impacted. Moreover, if any of the analysts who elect to cover us downgrade our common stock, provide more favorable relative recommendations about our competitors, or if our operating results or prospects do not meet their expectations, the market price of our common stock may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The Company faces strong competition from financial service companies and other companies that offer banking and wealth management services, which could harm its business.

The Company currently conducts its banking operations in downstate Illinois; suburban Chicago, Illinois; the St. Louis, Missouri, metropolitan area; central Indiana; and southwest Florida. In addition, the Company currently offers fiduciary and wealth management services, which account for a significant portion of its non-interest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks, and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks or financial technology companies, as well as other large technology corporations, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits, and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations, and financial condition.

Rapid speed of disruptive innovations enabled by new and emerging technologies and/or other market forces may outpace the Company’s ability to compete.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations. Ultimately, if we fall behind in our ability to be adaptive and innovative, sustaining customer loyalty and retention may be increasingly difficult as a result of evolving customer preferences and/or demographic shifts in our existing customer base.

Our strategy of pursuing acquisitions exposes us to financial, execution, and operational risks that could negatively affect us.

To help us fulfill our strategic objectives and enhance our earnings, part of our strategy is to supplement organic growth by acquiring other financial institutions in our market areas and in nearby markets. On January 19, 2021, we announced the execution of a merger agreement for the acquisition of CAC, the holding company for GSB. As our capital position and asset quality allow, we may continue to supplement organic growth through acquisitions, as we have in the past. There are risks associated with acquisition strategies, including the following:

●	We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be materially and adversely affected.

●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets.

●	The acquisition of other entities generally requires integration of systems, procedures, and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. Furthermore, the integration of personnel can be challenging and the likelihood of turnover of personnel from acquired institutions presents potential risks to both operational efficiency as well as customer retention. The Company may also experience greater than anticipated customer losses even if the integration process is successful.

●	We are subject to due diligence expenses which may not result in an acquisition.

●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue capital stock to the sellers in an acquisition or to third-parties to raise capital, which could dilute the interests of our existing stockholders.

●	The time period in which anticipated benefits of a merger are fully realized may take longer than anticipated, or we may be unsuccessful in realizing the anticipated benefits from mergers and future acquisitions.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products, services, or delivery channels within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are either highly competitive or, conversely, not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Accounting and Tax Risks

Financial statements are created, in part, by estimates and assumptions and methods used by management, which, if incorrect, could cause unexpected losses in the future.

The Company’s financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Certain accounting policies are critical and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and materially different amounts could be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company’s Consolidated Financial Statements are incorrect, the Company may experience material losses.

One such assumption and estimate is the valuation analysis of its goodwill and other intangible assets. Although the Company’s analysis does not indicate impairments exist, the Company is required to perform additional impairment assessments on at least an annual basis, and perhaps more frequently, which could result in further impairment charges. Any future goodwill or other intangible assets impairment charges, based on the current balances or future balances arising out of acquisitions, could have a material adverse effect on the results of operations by reducing net income or increasing net losses. Additionally, the COVID-19 pandemic could contribute to a sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period.

The Company is subject to changes in accounting principles, policies, or guidelines.

Periodically, agencies such as the FASB or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s Financial Statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially impact how the Company reports its financial condition and results of operations. Changes in these standards are continuously occurring and the implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

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

Further, the Company’s investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Company’s financial results. The Company invests in certain tax-advantaged projects promoting affordable housing, community development and other community revitalization projects. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. The Company is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The possible inability to realize these tax credit and other tax benefits can have a negative impact on the Company’s financial results. The ultimate realization of the tax credits and other tax benefits depends upon having sufficient taxable income and on many factors outside of the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed.

Operational Risks

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

The Company relies on the integrity of its operating systems and employees, and those of third-parties, and certain failures of such systems or error by employees or customers could materially and adversely affect the Company’s operations.

Communications and information systems are essential to conduct the Company’s business, as it uses such systems to manage customer transactions and relationships, the general ledger, and deposits, loans, and investments. However, the computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems as operations are dependent upon the protection of computer equipment against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security events.

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

Although the Company has procedures in place to prevent or limit the effects of any of these potential problems and intends to continue to implement security technology and establish operational procedures to prevent such occurrences, technology-related disruptions, failures, and cybersecurity risks are a constant threat, both for the Company and for the third-parties it works with. Therefore, it cannot guarantee that these measures will be successful. Any failure, interruption in, or breach in security of, its computer systems and network infrastructure, as well as those of its customers engaging in internet banking activities or electronic funds transfers, could have a material adverse effect on its financial condition and results of operations.

Similarly, the Company is reliant upon its employees. Such dependencies create risks for potential losses resulting from employee errors, breakdowns in process or control, failures to properly execute change management, negligence, or a number of other factors outside the Company’s control. The Company maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, customer or employee fraud, and other disruptions which might impact its business. In addition, the Company’s Internal Audit department routinely reviews operations and high-risk areas for error, deficient controls, and failure to adhere to policy.

Potential legal actions, fines, and civil money penalties could arise as results of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

The implementation of a remote workforce to help mitigate potential COVID-19 spread caused a rapid shift in operations across several business lines and departments requiring processes and the delivery of services to be amended and adopted rapidly while in a stressed environment.

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

The Company implemented an initiative to deploy a remote workforce when able to help combat against the spread of the COVID-19 virus. The deployment of the remote workforce required policies and procedures to be amended while also still serving the needs and demand of the community. The implementation of teleworking strategies using virtual private networks, virtual conferencing services, and telecommunication technologies can increase insider risk, cybersecurity vulnerabilities, and other operational exposures. Cyber attackers have taken advantage of the pandemic to create campaigns to leverage individuals fears and uncertainties. Industry trends in ransomware, phishing, and other intrusion methods have increased and will continue to pose increased risk while the Company’s operations remain partially remote.

A breach in the security of the Company’s systems could disrupt its businesses, result in the disclosure of confidential information, damage its reputation, and create significant financial and legal exposure for the Company.

Although the Company devotes significant resources to maintain and regularly upgrade systems and processes designed to protect the security of its computer systems, software, networks, and other technology assets, these measures do not provide absolute security. Several healthcare institutions, government agencies, technology providers, and other companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks, and other means.

Threats to security also exist in the processing of customer information through various other third-parties, their personnel, and their use of subcontractors. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data. Such cyber incidents may go undetected for a period of time. An inability by our third-party providers, and their third-party providers, known as “supply chain risk,” to anticipate, detect, or adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, additional regulatory scrutiny or penalties, or exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third-parties, including merchant acquiring banks, payment processors, payment card networks, and its processors. Cyber-attacks or other breaches, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.

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

These risks have increased for all financial institutions globally as new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions, and the sophistication and activities of malicious individuals and organizations have increased. Despite the Company’s significant investment in security resources and its continued efforts to prevent or limit the effects of potential threats, it is possible that the Company may not be able to anticipate or implement effective preventative measures against all security incidents.

Customer or employee misconduct or fraud may affect operations, result in significant financial loss, and have an adverse impact on the Company’s reputation.

Misconduct by employees and customers could include hiding unauthorized activities, conducting improper or unauthorized activities, or improper use of confidential information. Customer or other outsiders may also attempt to perpetuate fraud or scams in the form of identity theft, money laundering, fraudulent or altered deposits, or use of counterfeit instruments, as a few examples. The Company also faces fraud risk associated with the origination of loans, including the intentional misstatement of information in property appraisals or other underwriting documentation provided to it by customers or by third-parties. Customers may expose the Company to certain fraud risks associated with the compromise of their computing systems or accounts, as well.

Both the number and sophistication level of attempted fraudulent transactions are increasing. Should our internal controls fail to prevent or detect an occurrence of fraud, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company’s ability to attract and maintain customers, investors, and employees is contingent upon maintaining trust. Negative public opinion could result from the Company’s actual or alleged conduct in a number of activities, including, but not limited to, employee misconduct, a failure or perceived failure to deliver appropriate standards of service and quality or to treat customers fairly, faulty lending practices, compliance failures, security breaches, corporate governance, sharing or inadequate protection of customer information, failure to comply with laws or regulations, and actions taken by government regulators and community organizations in response to that conduct. The results of such actual or alleged misconduct could include customer dissatisfaction, inability to attract potential acquisition prospects, litigation, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs, and harm to the Company’s reputation. No assurance can be made, despite the cost or efforts made by the Company to address the issues arising from reputational harm, that results could not adversely affect the Company’s business, financial condition, and results of operations.

Severe weather, natural disasters, acts of terrorism or war, widespread disease or pandemics, or other adverse external events could significantly impact the Company’s business.

As the Company’s operating and market footprint continues to grow, severe weather, natural disasters, acts of terrorism or war, widespread disease or pandemics, as is currently being experienced, and other adverse external events could have a significant impact on the Company’s ability to conduct business. The Company’s current footprint poses a wide variety of potential adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the financial condition and results of operation.

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

There is no material pending litigation, other than ordinary routine litigation incidental to its business, in which First Busey or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to First Busey in which any director, officer, or affiliate of First Busey, or any associate of any such director or officer, is a party, or has a material interest.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock

First Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements, and financial condition of the Company and its subsidiaries. See “Item 1. Business—Supervision, Regulation and Other Factors—Regulation and Supervision of Company—Dividend Payments and Regulation” and “Item 1. Business—Supervision, Regulation and Other Factors—Regulation and Supervision of Busey Bank—Dividend Payments” for further discussion of these matters.

As of February 25, 2021, First Busey Corporation had 54,404,379 shares of common stock outstanding held by 2,273 holders of record. Additionally, there were an estimated 11,360 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date and replaced the prior repurchase plan originally approved in 2008. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. During the fourth quarter of 2020, the Company repurchased 123,264 shares in a private transaction in connection with the termination of the ESOP. At December 31, 2020, the Company had 1,858,824 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	—	$—	—	1,982,088
November 1-30, 2020	123,264	$21.12	123,264	1,858,824
December 1-31, 2020	—	$—	—	1,858,824

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the SNL Midwest Bank Index for the five years ended December 31, 2020.

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
First Busey Corporation	$100.00	$154.02	$153.46	$129.08	$149.45	$122.59
SNL Midwest Bank Index	100.00	133.61	143.58	122.61	159.51	136.96
Nasdaq Composite	100.00	108.97	141.37	137.39	187.87	272.53

Banks in the SNL Midwest Bank Index represent all Major Exchange Traded Banks in SNL’s coverage universe headquartered in Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin.

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

	2020	2019	2018	2017	2016
Balance Sheet Items
Debt securities available for sale	$2,261,187	$1,648,257	$697,685	$872,682	$759,811
Securities held to maturity	—	—	608,660	443,550	47,820
Loans held for sale	42,813	68,699	25,895	94,848	256,319
Portfolio loans	6,814,177	6,687,249	5,568,428	5,519,500	3,878,900
Allowance for credit losses	101,048	53,748	50,648	53,582	47,795
Total assets	10,544,047	9,695,729	7,702,357	7,860,640	5,425,170
Tangible assets(1)	10,195,082	9,339,847	7,410,346	7,563,606	5,311,271
Total deposits	8,677,849	7,902,396	6,249,321	6,125,965	4,374,298
Short-term debt(2)	180,272	214,042	185,796	524,566	264,157
Long-term debt	4,757	83,600	50,000	50,000	80,000
Senior notes, net of unamortized issuance costs	39,809	39,674	39,539	39,404	—
Subordinated notes, net of unamortized issuance costs	182,226	59,248	59,147	64,715	—
Junior subordinated debt owed to unconsolidated trusts	71,468	71,308	71,155	71,008	70,868
Stockholders’ equity	1,270,069	1,220,434	994,964	935,003	594,314
Tangible common stockholders’ equity(3)	921,104	864,552	702,953	637,969	480,415
Results of Operations
Interest income	$326,598	$356,234	$286,033	$224,302	$164,889
Interest expense	43,663	69,011	44,627	20,936	10,229
Net interest income	282,935	287,223	241,406	203,366	154,660
Provision for credit losses	38,797	10,406	4,429	5,303	5,550
Net income	100,344	102,953	98,928	62,726	49,694
Per Share Data
Diluted earnings	$1.83	$1.87	$2.01	$1.45	$1.40
Cash dividends	0.88	0.84	0.80	0.72	0.68
Book value(4)	23.34	22.28	20.36	19.21	15.54
Tangible book value(5)	16.66	15.46	14.21	12.88	12.37
Closing stock price	21.55	27.50	24.54	29.94	30.78
Other Information
Return on average assets	0.97%	1.09%	1.28%	1.00%	1.00%
Return on average common equity	8.09%	8.68%	10.36%	8.48%	9.59%
Net interest margin(6)	3.03%	3.38%	3.45%	3.58%	3.42%
Equity to assets ratio(7)	12.05%	12.56%	12.33%	11.75%	10.42%
Dividend payout ratio(8)	48.09%	44.92%	39.80%	49.66%	48.57%
(1)	Total assets less goodwill and tax effected intangible assets, see Non-GAAP Financial Information.
(2)	Includes federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
(3)	Common equity less goodwill and tax effected intangible assets, see Non-GAAP Financial Information.
(4)	Total common equity divided by shares outstanding as of period end.
(5)	Total common equity less goodwill and intangible assets divided by shares outstanding as of period end, see Non-GAAP Financial Information.
(6)	Tax-equivalent net interest income divided by average earning assets.
(7)	Average common equity divided by average total assets.
(8)	Ratio calculated using only common stock dividends and diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition as of December 31, 2020 and 2019, and the results of operations for the years ended December 31, 2020, 2019, and 2018, of First Busey and its subsidiaries. It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

Detailed discussion and analysis of the financial condition and results of operation for 2020 as compared to 2019 can be found below. Comparison of 2019 to 2018 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report.

Impact of COVID-19

In the face of the challenges and risks posed by COVID-19, the Company remains resolute in its focus on protecting the strength and flexibility of its balance sheet. The progression of the COVID-19 pandemic in the United States began to negatively impact the Company’s results of operations during the first quarter of 2020. In future quarters, COVID-19 is expected to have a complex and continued adverse impact on the economy, the banking industry and First Busey, all subject to a high degree of uncertainty as it relates to both duration and severity. Primary areas of potential future impact to the Company may include further margin compression, increased provision expense, a deterioration in credit quality and lower fees for customer services.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are delivered in Illinois, Missouri, Indiana, and Florida. Each state has experienced a dramatic increase in unemployment claims as a result of the curtailment of business activities. Each state has taken different steps to reopen after COVID-19 thrust the country into lockdown starting in March 2020, and these efforts are subject to changes and delays based on case monitoring in each state.

Policy and Regulatory Developments

Federal, state, and local governments, and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the Federal Funds Target Rate by 50 basis points on March 3, 2020, and by another 100 basis points on March 15, 2020.

●	On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as PPP. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. The Bank participated as a lender in this program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Further, the statement made it clear that institutions generally do not need to categorize COVID-19-related modifications as TDRs if certain requirements are met and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which provides for five loan facilities with total potential funding of up to $600 billion. The Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility are three credit facilities that provide eligible business borrowers impacted by COVID-19 with financing in amounts of $250 thousand to $300 million depending on the facility. Similarly, the Nonprofit Organization New Loan Facility and the Nonprofit Organization Expanded Loan Facility provide eligible not-for-profit organizations with financing in amounts of $250 thousand to $10 million. As of December 31, 2020, the Company had minimal participation in the Main Street Business Lending Program.

●	On November 20, 2020, federal bank regulatory agencies issued an Interim Final Rule that provided temporary relief for certain community banking organizations as a result of growth in size from the COVID-19 response. Under the Interim Final Rule, which applies to financial institutions with less than $10.0 billion in total assets as of December 31, 2019, the asset growth of such banks in 2020 and 2021 will not trigger some of the new regulatory requirements until January 1, 2022.

●	On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900 billion COVID-19 relief package that included an additional $285 billion in PPP funding, and further extended TDR relief from the CARES Act. On January 6, 2021, the SBA issued Interim Final Rules related to first and second draw loans under the PPP. The Company is actively assisting customers under the extended PPP programs.

Effects on Our Business

The COVID-19 pandemic will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, transportation, long-term healthcare, and retail industries will continue to endure significant economic distress. This will adversely affect their ability to repay existing indebtedness and could adversely impact the value of collateral pledged to Busey Bank. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected.

Our Response

We have taken, and continue to take, numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey offered a Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they faced as a result of COVID-19. This program offered solutions for all types of customers—including retail, personal loan, and mortgage—as well as commercial clients and small businesses. The program included options for loan payment deferrals as well as certain fee waivers. As of December 31, 2020, the Company had 98 commercial loans on payment deferrals representing $208.6 million in loans, consisting of $37.1 million in full payment deferrals, $85.3 million in interest only deferrals, and $86.2 million in blended deferrals. In addition, as of December 31, 2020 the Company had 351 mortgage/personal loans on payment deferrals representing $47.7 million in loans and an additional loan for $0.1 million related to a purchased home equity lines of credit pool.

●	First Busey has served as a bridge for the PPP, actively helping existing and new business clients sign up for this important financial resource, and originated a total of $749.4 million in PPP loans representing 4,569 new and existing customers. At December 31, 2020, First Busey had $451.5 million in PPP loans outstanding, with an amortized cost of $446.4 million, representing 2,922 customers. As of December 31, 2020, the Company had received approximately $287.8 million in borrower loan forgiveness from the SBA and had submitted forgiveness applications to the SBA on behalf of borrowers for another $167.4 million.

●	First Busey initiated its pandemic response plan, expanding social-distancing practices and remote work capabilities to ensure the safety of its associates. The Company has also instituted a new Emergency Sick Leave policy for all full-time and part-time associates.

●	First Busey suspended open-market share repurchases under its share repurchase plan on March 16, 2020. During the fourth quarter of 2020, the Company repurchased 123,264 shares in a private transaction in connection with the termination of the ESOP.

●	First Busey completed a successful public offering on June 1, 2020 of $125.0 million of 5.25% fixed-to-floating rate subordinated notes maturing in 2030. This enhanced the Company’s strong liquidity position and qualifies as Tier 2 capital for regulatory purposes.

Critical Accounting Estimates

First Busey has established various accounting policies that govern the application of GAAP in the preparation of its Consolidated Financial Statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective, or complex. These estimates involve judgments, assumptions, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact the Company’s critical accounting estimates. The following policies could be deemed critical:

Fair Value of Debt Securities Available for Sale. The fair values of debt securities available for sale are measurements from an independent pricing service and are based on observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The use of different judgments and estimates to determine the fair value of securities could result in a different fair value estimate.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations. Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition. Fair values are determined based on the definition of “fair value” defined in ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are in the scope of ASC 326. However, the offset to record the allowance at the date of acquisition on acquired loans depends on whether or not the loan is classified as PCD. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.

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

Income Taxes. The Company estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the Consolidated Statements of Income. Accrued and deferred taxes, as reported in other assets or other liabilities in the Consolidated Balance Sheets, represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations, and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.

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

Executive Summary

Operating Results (dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income by operating segment:
Banking	$101,226	$106,409	$97,369
Remittance Processing	2,372	4,060	3,710
Wealth Management	13,181	11,135	9,372
Other	(16,435)	(18,651)	(11,523)
Net income	$100,344	$102,953	$98,928

Operating Performance

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Years Ended December 31,
		2020	2019	2018
Reported:	Net income	$100,344	$102,953	$98,928
Adjusted:	Net income (1)	108,728	118,429	103,477

Reported:	Diluted earnings per common share	$1.83	$1.87	$2.01
Adjusted:	Diluted earnings per common share (1)	1.98	2.15	2.10

Reported:	Pre-provision net revenue (1)	$165,672	$144,862	$138,025
Adjusted:	Pre-provision net revenue (1)	180,516	166,156	144,025

Reported:	Pre-provision net revenue to average assets (1)	1.61%	1.53%	1.78%
Adjusted:	Pre-provision net revenue to average assets (1)	1.75%	1.76%	1.86%
(1)	See Non-GAAP Financial Information.

In accordance with the Company’s previously announced plans, 12 banking centers were closed on October 23, 2020, as part of the Company’s efforts to ensure a balance between its physical banking center network and robust digital banking services while also optimizing operating efficiency. These actions reduced the Company’s banking centers in operation from 80 to 68.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments for 2020 were $1.4 million of expenses related to acquisitions and $9.3 million of expenses related to other restructuring costs. The reconciliation of non-GAAP measures (including adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity), which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Annual Report. See Non-GAAP Financial Information.

Revenues from trust fees, commissions and brokers’ fees, and remittance processing activities represented 49.3% of the Company’s non-interest income in 2020, providing a balance to spread-based revenue from traditional banking activities. Further, non-interest income, excluding net securities gains (losses) represented 29.2% of total revenue for the year ended December 31, 2020.

The Company continues to navigate the economic environment caused by COVID-19 effectively and prudently. The Company entered this crisis from a position of strength and remains resolute in its focus on serving its customers, communities and associates while protecting its balance sheet. Nevertheless, the Company remains vigilant, given that the negative impacts of COVID-19 are expected to continue in future quarters as the course of the economic recovery remains unclear. These negative impacts may include further margin compression, increased provision expense, lower customer service fees and a deterioration in asset quality.

Results of Operation — Three Years Ended December 31, 2020

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2020			2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing bank deposits and federal funds sold	$488,786	$1,723	0.35%	$312,604	6,320	2.02%	$134,035	$2,491	1.86%
Investment securities:
U.S. Government obligations	135,204	2,915	2.16%	300,805	7,323	2.43%	152,086	2,501	1.64%
Obligations of states and political subdivisions(1)	293,070	8,353	2.85%	281,460	8,294	2.95%	284,262	7,386	2.60%
Other securities	1,411,826	29,857	2.11%	1,187,026	31,335	2.64%	934,112	23,654	2.53%
Loans held for sale	82,106	2,184	2.66%	38,447	1,275	3.32%	29,666	1,241	4.18%
Portfolio loans(1), (2)	7,006,946	284,306	4.06%	6,469,920	304,700	4.71%	5,533,549	251,018	4.54%
Total interest-earning assets(1), (3)	$9,417,938	$329,338	3.50%	$8,590,262	$359,247	4.18%	$7,067,710	$288,291	4.08%

Cash and due from banks	118,739			114,619			105,114
Premises and equipment	146,144			148,063			119,388
Allowance for credit losses	(88,248)			(52,284)			(53,789)
Other assets	697,683			643,030			503,719
Total assets	$10,292,256			$9,443,690			$7,742,142

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,153,230	$4,718	0.22%	$1,865,506	$10,638	0.57%	$1,257,491	$4,532	0.36%
Savings and money market deposits	2,567,962	5,960	0.23%	2,386,171	13,767	0.58%	1,958,435	6,968	0.36%
Time deposits	1,356,347	20,013	1.48%	1,675,477	30,672	1.83%	1,491,363	21,101	1.41%
Federal funds purchased and repurchase agreements	187,811	660	0.35%	196,681	2,348	1.19%	234,587	1,626	0.69%
Borrowings (4)	217,702	9,352	4.30%	219,920	8,172	3.72%	234,076	7,150	3.05%
Junior subordinated debt issued to unconsolidated trusts	71,376	2,960	4.15%	71,214	3,414	4.79%	71,065	3,250	4.57%
Total interest-bearing liabilities	$6,554,428	$43,663	0.67%	$6,414,969	$69,011	1.08%	$5,247,017	$44,627	0.85%

Net interest spread(1)			2.83%			3.10%			3.23%

Noninterest-bearing deposits	2,364,442			1,746,938			1,492,242
Other liabilities	133,012			95,656			47,934
Stockholders’ equity	1,240,374			1,186,127			954,949
Total liabilities and stockholders’ equity	$10,292,256			$9,443,690			$7,742,142

Interest income / earning assets(1), (3)	$9,417,938	$329,338	3.50%	$8,590,262	$359,247	4.18%	$7,067,710	$288,291	4.08%
Interest expense / earning assets	$9,417,938	$43,663	0.47%	$8,590,262	$69,011	0.80%	$7,067,710	$44,627	0.63%
Net interest margin(1)		$285,675	3.03%		$290,236	3.38%		$243,664	3.45%
(1)	On a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $2.7 million, $3.0 million, and $2.3 million for 2020, 2019 and 2018, respectively. For 2020, interest income includes $15.2 million of fees, net of deferred costs related to PPP loans.
(4)	Includes short-term borrowings, long-term debt, senior and subordinated notes. Interest expense includes a non-usage fee on our revolving credit facility.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income are presented in the table below:

	Years Ended December 31,
	2020 vs. 2019 Change Due To			2019 vs. 2018 Change Due To
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Increase (decrease) in interest income:
Interest-bearing bank deposits and federal funds sold	$2,369	$(6,966)	$(4,597)	$3,573	$256	$3,829
Investment securities:
U.S. Government obligations	(3,650)	(758)	(4,408)	3,233	1,589	4,822
Obligations of state and political subdivisions	336	(277)	59	(73)	981	908
Other securities	5,359	(6,837)	(1,478)	6,640	1,041	7,681
Loans held for sale	1,204	(295)	909	322	(288)	34
Portfolio loans	23,979	(44,373)	(20,394)	43,800	9,882	53,682
Change in interest income	$29,597	$(59,506)	$(29,909)	$57,495	$13,461	$70,956

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$1,438	$(7,358)	$(5,920)	$2,770	$3,336	$6,106
Savings and money market deposits	769	(8,576)	(7,807)	1,584	5,215	6,799
Time deposits	(5,281)	(5,378)	(10,659)	2,832	6,739	9,571
Federal funds purchased and repurchase agreements	(109)	(1,579)	(1,688)	(298)	1,020	722
Borrowings	260	920	1,180	99	923	1,022
Junior subordinated debt owed to unconsolidated trusts	8	(462)	(454)	7	157	164
Change in interest expense	$(2,915)	$(22,433)	$(25,348)	$6,994	$17,390	$24,384
Increase (decrease) in net interest income	$32,512	$(37,073)	$(4,561)	$50,501	$(3,929)	$46,572

Percentage (decrease) increase in net interest income over prior period			(1.6)%			19.1%

Earning Assets, Sources of Funds, and Net Interest Margin

The Consolidated Average Balance Sheets and interest rates were impacted in 2020 by numerous factors surrounding COVID-19. The FOMC lowered Federal Funds Target Rates for the first time in 11 years on July 31, 2019, and then again on September 18, 2019 and October 30, 2019, for a combined decrease of 75 basis points during 2019. In response to the potential economic risks posed by COVID-19, the FOMC took further action during the first quarter of 2020 by lowering the Federal Funds Target Rate by 50 basis points on March 3, 2020, followed by an additional 100 basis point reduction on March 15, 2020. These rate cuts contributed to the reported decline in net interest margin, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities.

Net interest margin was also negatively impacted by the sizeable balance of lower-yielding PPP loans, the Company’s significant liquidity position, and the issuance of subordinated debt completed during the second quarter. Those impacts were partially offset by the Company’s efforts to lower deposit funding costs as well as the fees recognized related to the PPP loans.

The Company remains substantially core deposit funded, with solid liquidity and significant market share in the communities we serve.

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.83% in 2020 compared to 3.10% in 2019 and 3.23% in 2018, each on a tax equivalent basis.

Changes in average earning assets, sources of funds, and net interest margin are presented in the tables below (dollars in thousands):

	As of December 31,
	2020	2019	Change	% Change
Average interest-earning assets	$9,417,938	$8,590,262	$827,676	9.6%
Average interest-bearing liabilities	6,554,428	6,414,969	139,459	2.2%
Average noninterest-bearing deposits	2,364,442	1,746,938	617,504	35.3%

Total average deposits	8,441,981	7,674,092	767,889	10.0%
Total average liabilities	9,051,882	8,257,563	794,319	9.6%

Average noninterest-bearing deposits as a percent of total average deposits	28.0%	22.8%
Total average deposits as a percent of total average liabilities	93.3%	92.9%

	Years Ended December 31,
	2020	2019	Change	% Change
Interest income, on a tax-equivalent basis	$329,338	$359,247	$(29,909)	(8.3)%
Interest expense	43,663	69,011	(25,348)	(36.7)%
Net interest income, on a tax equivalent basis	$285,675	$290,236	$(4,561)	(1.6)%

Net interest margin	3.03%	3.38%

Annualized net interest margins for the quarterly periods indicated were as follows:

	2020	2019	2018
First Quarter	3.20%	3.46%	3.51%
Second Quarter	3.03%	3.43%	3.50%
Third Quarter	2.86%	3.35%	3.41%
Fourth Quarter	3.06%	3.27%	3.38%

The increase in the fourth quarter 2020 margin over the third quarter 2020 margin includes 17 basis points related to accelerated fee recognition on PPP loan forgiveness. Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

Non-interest Income

Changes in non-interest income are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2020	2019	Change	% Change
Wealth management fees	$42,928	$38,561	$4,367	11.3%
Fees for customer services	31,604	36,683	(5,079)	(13.8)%
Remittance processing	15,396	15,042	354	2.4%
Mortgage revenue	13,038	11,703	1,335	11.4%
Income on bank owned life insurance	5,380	5,795	(415)	(7.2)%
Net gains (losses) on sales of securities	1,724	741	983	NM
Unrealized gains (losses) recognized on equity securities	(393)	(759)	366	48.2%
Other income	8,588	8,649	(61)	(0.7)%
Total non-interest income	$118,265	$116,415	$1,850	1.6%

	Years Ended December 31,
	2019	2018	Change	% Change
Wealth management fees	$38,561	$30,974	$7,587	24.5%
Fees for customer services	36,683	28,879	7,804	27.0%
Remittance processing	15,042	14,345	697	4.9%
Mortgage revenue	11,703	5,545	6,158	111.1%
Income on bank owned life insurance	5,795	3,726	2,069	55.5%
Net gains (losses) on sales of securities	741	(1,831)	2,572	NM
Unrealized gains (losses) recognized on equity securities	(759)	2,162	(2,921)	135.1%
Other income	8,649	6,193	2,456	39.7%
Total non-interest income	$116,415	$89,993	$26,422	29.4%

Total non-interest income of $118.3 million for the year ended December 31, 2020, increased $1.9 million from $116.4 million for the year ended December 31, 2019.

Wealth management fees increased to $42.9 million, or 11.3%, in 2020 compared to $38.6 million in 2019. As of December 31, 2020, assets under care were $10.2 billion compared to $9.7 billion at December 31, 2019. The Wealth Management division experienced strong new account activity in 2020. Market volatility related to COVID-19 and general economic conditions may impact fees in future quarters.

Fees for customer services decreased to $31.6 million in 2020 as compared to $36.7 million in 2019. Fees for customer services have been impacted in 2020 due to changing customer behaviors resulting from COVID-19, and to a lesser extent from fee waivers provided in connection with the Company’s Financial Relief Program.

Remittance processing revenue relates to our payment processing company, FirsTech. Remittance processing revenue of $15.4 million in 2020 increased compared to $15.0 million in 2019. Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally. The Company is currently making strategic investments in FirsTech to enhance future growth.

Mortgage revenue of $13.0 million in 2020 increased $1.3 million compared to $11.7 million in 2019.  A decline in prevailing market rates for mortgages contributed to increased production and associated gain on sales in recent periods.  General economic conditions and interest rate volatility may impact fees in future quarters.

Income on bank owned life insurance decreased $0.4 million, or 7.2%, in 2020 compared to 2019, primarily as a result of a decrease in life insurance proceeds.

Other income primarily includes commercial loan sale gains, card-based incentive income, program fee income, and swap origination fee income. Other income of $8.6 million in 2020 was comparable to 2019.

Non-interest Expense (dollars in thousands)

Changes in non-interest expense are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2020	2019	Change	% Change
Salaries, wages, and employee benefits	$126,719	$140,473	$(13,754)	(9.8)%
Data processing	16,426	21,511	(5,085)	(23.6)%
Net occupancy expense of premises	17,607	18,176	(569)	(3.1)%
Furniture and equipment expenses	9,550	9,506	44	0.5%
Professional fees	8,396	11,104	(2,708)	(24.4)%
Amortization of intangible assets	10,008	9,547	461	4.8%
Interchange expense	4,810	4,141	669	16.2%
Other expense	40,681	44,336	(3,655)	(8.2)%
Total non-interest expense	$234,197	$258,794	$(24,597)	(9.5)%

Income taxes	$27,862	$31,485	$(3,623)	(11.5)%
Effective rate on income taxes	21.7%	23.4%

Efficiency ratio	55.7%	61.3%
Full-time equivalent employees as of period-end	1,346	1,531

	Years Ended December 31,
	2019	2018	Change	% Change
Salaries, wages, and employee benefits	$140,473	$107,844	$32,629	30.3%
Data processing	21,511	16,383	5,128	31.3%
Net occupancy expense of premises	18,176	14,803	3,373	22.8%
Furniture and equipment expenses	9,506	7,233	2,273	31.4%
Professional fees	11,104	5,389	5,715	106.0%
Amortization of intangible assets	9,547	5,854	3,693	63.1%
Interchange expense	4,141	3,626	515	14.2%
Other expense	44,336	31,911	12,425	38.9%
Total non-interest expense	$258,794	$193,043	$65,751	34.1%

Income taxes	$31,485	$34,999	$(3,514)	(10.0)%
Effective rate on income taxes	23.4%	26.1%

Efficiency ratio	61.3%	56.2%
Full-time equivalent employees as of period-end	1,531	1,270

Total non-interest expense of $234.2 million in 2020 decreased by $24.6 million as compared to $258.8 million in 2019. The Company remains focused on expense discipline and has seen expense reductions as a result of its branch closures, strategic actions in response to COVID-19, and the realization of remaining expense savings from prior acquisitions.

Salaries, wages, and employee benefits were $126.7 million in 2020 compared to $140.5 million for the same period of 2019.  Total full-time equivalents at December 31, 2020, was 1,346 compared to 1,531 at December 31, 2019, a decline of 12.1% year-over-year.

Data processing expense in 2020 decreased to $16.4 million compared to $21.5 million for the same period of 2019.  The 2019 data processing included $2.4 million of non-operating expenses, related to the payment of merger and conversion expenses.  Data processing for 2019 also includes data processing related to TheBANK from January 31, 2019, until merged with Busey Bank on October 4, 2019.

Combined net occupancy expense of premises and furniture and equipment expenses of $27.2 million in 2020 decreased as compared to $27.7 million in 2019. The Company closed 12 banking centers in October 2020. The full benefit of reduction in expenses related to these locations will be realized in future periods as those properties are divested. The Company opened four banking centers and closed six banking centers in 2019.

Professional fees of $8.4 million in 2020 decreased by $2.7 million as compared to $11.1 million in 2019. Professional fees were influenced in 2019 primarily by acquisition expenses.

Amortization of intangible assets was $10.0 million in 2020 as compared to $9.5 million in 2019 as a result of increases in intangible asset balances from acquisitions made in 2019.

Interchange expense increased $0.7 million, or 16.2%, to $4.8 million as of December 31, 2020, compared to $4.1 million as of December 31, 2019, as a result of increased payment and volume activity at FirsTech.

Other expense of $40.7 million in 2020 decreased as compared to $44.3 million in 2019. Variances are across multiple expense categories, including business development and marketing expenses, fixed asset and lease impairment, and acquisition-related check card service expense.

The efficiency ratio is calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses. The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratio was 55.7% in 2020 as compared to 61.3% in 2019. Operating costs have been influenced by acquisition expenses and other restructuring costs and the adjusted efficiency ratio1 was 53.0% for the year ended December 31, 2020, compared with 56.4% for the year ended December 31, 2019.

Income Taxes

The effective income tax rate, or income taxes divided by income before taxes, was 21.7%, 23.4%, and 26.1% for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease in the effective tax rate was primarily driven by an increase in tax exempt income combined with the benefits received from tax credit investments. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.

1 For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

Balance Sheet

Changes in significant Balance Sheet items are presented in the table below (dollars in thousands):

	As of December 31,
	2020	2019	Change	% Change
Assets
Debt securities available for sale	$2,261,187	$1,648,257	$612,930	37.2%
Portfolio loans, net	6,713,129	6,633,501	79,628	1.2%

Total assets	$10,544,047	$9,695,729	$848,318	8.7%

Liabilities
Deposits:
Noninterest-bearing	$2,552,039	$1,832,619	$719,420	39.3%
Interest-bearing	6,125,810	6,069,777	56,033	0.9%
Total deposits	$8,677,849	$7,902,396	$775,453	9.8%

Securities sold under agreements to repurchase	$175,614	$205,491	$(29,877)	(14.5)%
Senior notes, net of unamortized issuance costs	39,809	39,674	135	0.3%
Subordinated notes, net of unamortized issuance costs	182,226	59,248	122,978	207.6%
Junior subordinated debt owed to unconsolidated trusts	71,468	71,308	160	0.2%

Total liabilities	$9,273,978	$8,475,295	$798,683	9.4%

Stockholders’ equity	$1,270,069	$1,220,434	$49,635	4.1%

Investment Securities

Debt securities available for sale are carried at fair value. Debt securities held to maturity are carried at amortized cost. Equity securities are carried at fair value. As of December 31, 2020, the fair value of debt securities available for sale was $2.3 billion, and the amortized cost was $2.2 billion. There were $50.3 million of gross unrealized gains and $0.7 million of gross unrealized losses for a net unrealized gain of $49.6 million. The net unrealized gain, net of tax, is recorded in stockholders’ equity. As of December 31, 2020, the Company did not have any debt securities held to maturity. As of December 31, 2020, the fair value of equity securities was $5.5 million.

The composition of debt securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2020	2019	2018
Available for sale securities:
U.S. Treasury securities	$27,837	$51,737	$25,411
Obligations of U.S. government corporations and agencies	69,519	163,000	52,342
Obligations of states and political subdivisions	304,711	268,291	170,044
Commercial mortgage-backed securities	418,616	139,287	1,942
Residential mortgage-backed securities	1,368,315	921,966	315,748
Corporate debt securities	72,189	103,976	132,198
Fair value of securities available for sale	$2,261,187	$1,648,257	$697,685

Amortized cost	$2,211,543	$1,627,065	$707,213
Fair value as a percentage of amortized cost	102.24%	101.30%	98.65%

The composition of debt securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2020	2019	2018
Held to maturity securities:
Obligations of states and political subdivisions	$—	$—	$33,928
Commercial mortgage-backed securities	—	—	58,062
Residential mortgage-backed securities	—	—	511,370
Fair value of securities held to maturity	$—	$—	$603,360

Amortized cost	$—	$—	$608,660
Fair value as a percentage of amortized cost	—%	—%	99.13%

Primary purposes of our investment securities portfolio are to provide a source of liquidity; to provide collateral for pledging purposes against public monies and repurchase agreements; to serve as a tool for interest rate risk positioning; and to provide a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions, or other liquidity purposes. Pledged securities totaled $628.0 million, or 27.8% of total securities, and $704.7 million, or 42.8% of total securities, at December 31, 2020 and 2019, respectively.

Maturities, fair values, and weighted average yields of debt securities available for sale as of December 31, 2020, were (dollars in thousands):

			Due after 1 year		Due after 5 years		Due after
	Due in 1 year or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
Available for sale(1)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities	$25,679	2.01%	$2,158	2.45%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	28,249	2.03%	33,770	2.51%	7,500	1.19%	—	—%
Obligations of states and political subdivisions(2)	21,223	3.12%	111,647	2.88%	110,433	2.47%	61,408	2.79%
Commercial mortgage-backed securities	8,970	2.06%	70,068	1.73%	38,607	2.20%	300,971	1.73%
Residential mortgage-backed securities	5	3.90%	14,319	2.87%	95,940	2.38%	1,258,051	1.55%
Corporate debt securities	38,087	3.32%	15,871	2.98%	15,379	4.20%	2,852	2.95%
Total	$122,213	2.62%	$247,833	2.51%	$267,859	2.46%	$1,623,282	1.63%
(1)	Securities are presented based upon final contractual maturity or pre-refunded date.
(2)	Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21%.

We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory, and overall portfolio allocation. As of December 31, 2020, the Company did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of the Company’s total stockholders’ equity.

Portfolio Loans

The Company believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of the bank. The Company attempts to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a regular basis. Management routinely (at least quarterly) reviews the Company’s allowance for credit losses in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors in addition to location, duration, a sound and profitable cash flow basis, and the borrower’s character include the quality of the borrower’s financial history, the liquidity of the underlying collateral, and the reliability of the valuation of the underlying collateral.

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

The Company maintains an independent loan review department that reviews loans for compliance with the Company’s loan policy on a periodic basis. In addition, the loan review department reviews the risk assessments made by the Company’s credit department, lenders, and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans.

Commercial Loans

Commercial loans typically comprise working capital loans or business expansion loans, including loans for asset purchases and other business loans. Commercial loans will generally be guaranteed, in full or a significant amount, by the primary owners of the business. Commercial loans are made based primarily on the historical and projected cash flow of the underlying borrower and secondarily on the underlying assets pledged as collateral by the borrower. Cash flows of the underlying borrower, however, may not perform consistently with historical or projected information. Further, collateral securing loans may fluctuate in value due to individual economic or other factors. The Company has established minimum standards and underwriting guidelines for all commercial loan types.

Commercial Real Estate Loans

The commercial environment, along with the academic presence in some of the Company’s markets, provides for the majority of the Company’s commercial lending opportunities to be commercial real estate related, including multi-unit housing. As the majority of the Company’s loan portfolio is within the commercial real estate class, the Company’s goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans. Commercial real estate loans are generally guaranteed, in full or a significant amount, by the primary owners of the business. Repayment of these loans is primarily dependent on the cash flows of the underlying property. However, commercial real estate loans generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.

Real Estate Construction Loans

Real estate construction loans are primarily commercial in nature. Loan proceeds are monitored by the Company and advanced for the improvement of real estate in which the Company holds a mortgage. Real estate construction loans will generally be guaranteed, in full or a significant amount, by the developer or primary owners of the business. These loans are subject to underwriting standards and guidelines similar to commercial loans. The loan generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval. Repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, home equity lines of credit, and home equity loans. In 2020, the Company sold the majority of its newly originated fixed rate retail real estate loans to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income ratio and credit history of the borrower.

Retail Other Loans

Retail other loans consist of installment loans to individuals, including automotive loans. These loans are centrally underwritten utilizing the borrower’s financial history, including the FICO credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower.

The composition of our portfolio loans as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2020	2019	2018	2017	2016
Commercial	$2,014,576	$1,748,368	$1,405,106	$1,414,631	$959,888
Commercial real estate	2,892,535	2,793,417	2,366,823	2,354,684	1,654,164
Real estate construction	461,786	401,861	288,197	261,506	182,078
Retail real estate	1,407,852	1,693,769	1,480,133	1,460,801	1,069,060
Retail other	37,428	49,834	28,169	27,878	13,710
Portfolio loans	$6,814,177	$6,687,249	$5,568,428	$5,519,500	$3,878,900

Allowance	(101,048)	(53,748)	(50,648)	(53,582)	(47,795)
Portfolio loans, net	$6,713,129	$6,633,501	$5,517,780	$5,465,918	$3,831,105

Geographic distributions of portfolio loans, based on origination, by category were as follows (dollars in thousands):

	December 31, 2020
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,386,587	$529,281	$50,878	$47,830	$2,014,576
Commercial real estate	1,880,437	715,680	154,234	142,184	2,892,535
Real estate construction	192,971	115,227	57,381	96,207	461,786
Retail real estate	963,538	295,352	94,748	54,214	1,407,852
Retail other	32,678	2,415	1,188	1,147	37,428
Portfolio loans	$4,456,211	$1,657,955	$358,429	$341,582	$6,814,177

Allowance					(101,048)
Portfolio loans, net					$6,713,129

	December 31, 2019
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,220,088	$457,416	$20,589	$50,275	$1,748,368
Commercial real estate	1,782,442	679,217	150,935	180,823	2,793,417
Real estate construction	168,621	139,540	20,311	73,389	401,861
Retail real estate	1,139,173	412,811	99,976	41,809	1,693,769
Retail other	44,158	2,535	1,611	1,530	49,834
Portfolio loans	$4,354,482	$1,691,519	$293,422	$347,826	$6,687,249

Allowance					(53,748)
Portfolio loans, net					$6,633,501

Portfolio loans increased $126.9 million, or 1.9%, as of December 31, 2020, compared to December 31, 2019, primarily as a result of PPP loans in our Commercial loans category. Commercial balances (consisting of commercial, commercial real estate and real estate construction loans), excluding PPP loans, decreased $21.2 million from December 31, 2019. Retail real estate and retail other loans decreased $298.3 million from December 31, 2019.

Commitments to extend credit and standby letters of credit totaled $1.8 billion and $1.7 billion as of December 31, 2020 and 2019, respectively.

The following table sets forth remaining maturities of selected loans (excluding deferred loan fees and costs, purchase premiums and discounts, and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2020 (dollars in thousands):

	Less Than 1 Year	1 to 5 Years	Over 5 Years	Total
Commercial	$796,332	$992,559	$231,112	$2,020,003
Commercial real estate	934,140	1,593,791	370,276	2,898,207
Real estate construction	218,850	183,242	62,528	464,620
Total	$1,949,322	$2,769,592	$663,916	$5,382,830

Interest rate sensitivity of selected loans
Fixed rate	$753,385	$2,589,506	$619,833	$3,962,724
Adjustable rate	1,195,937	180,086	44,083	1,420,106
Total	$1,949,322	$2,769,592	$663,916	$5,382,830

Allowance for Credit Losses

The following table shows activity affecting the allowance for credit losses (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Average portfolio loans outstanding during period	$7,006,946	$6,469,920	$5,533,549	$4,567,259	$3,394,352
Allowance for credit losses:
Balance at beginning of period	$53,748	$50,648	$53,582	$47,795	$47,487
Adoption of ASC 326	16,833	—	—	—	—
Loans charged-off:
Commercial	$(6,376)	$(6,478)	$(3,968)	$(994)	$(6,598)
Commercial real estate	(1,972)	(3,257)	(4,352)	(1,965)	(470)
Real estate construction	(18)	—	(97)	(48)	(24)
Retail real estate	(2,057)	(1,162)	(1,815)	(2,691)	(2,106)
Retail other	(665)	(863)	(712)	(541)	(458)
Total charge-offs	$(11,088)	$(11,760)	$(10,944)	$(6,239)	$(9,656)
Recoveries:
Commercial	$404	$2,047	$1,251	$3,561	$1,266
Commercial real estate	195	308	449	716	123
Real estate construction	601	551	218	458	441
Retail real estate	1,212	1,084	1,327	1,563	2,317
Retail other	346	464	336	425	267
Total recoveries	$2,758	$4,454	$3,581	$6,723	$4,414
Net loan (charge-offs) recoveries	$(8,330)	$(7,306)	$(7,363)	$484	$(5,242)
Provision for credit losses	$38,797	$10,406	$4,429	$5,303	$5,550
Balance at end of period	$101,048	$53,748	$50,648	$53,582	$47,795
Ratios:
Net charge-offs (recoveries) to average portfolio loans	0.12%	0.11%	0.13%	(0.01)%	0.15%
Allowance for credit losses to portfolio loans at period end	1.48%	0.80%	0.91%	0.97%	1.23%

The allowance as a percentage of portfolio loans was 1.48% at December 31, 2020, compared to 0.80% of portfolio loans, at December 31, 2019. Excluding PPP loans, the allowance for credit losses as a percentage of loans outstanding was 1.59% at December 31, 2020. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors. If economic conditions deteriorate further than current forecast factors as a result of COVID-19, the Company would expect the provision for credit losses to increase in future periods.

The following table sets forth the allowance for credit losses by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated (dollars in thousands):

	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$23,866	29.6%	$18,291	26.2%	$17,829	25.2%	$14,779	25.6%	$13,303	24.7%
Commercial real estate	46,230	42.4%	21,190	41.8%	21,137	42.5%	21,813	42.7%	20,623	42.6%
Real estate construction	8,193	6.8%	3,204	6.0%	2,723	5.2%	2,861	4.7%	1,870	4.7%
Retail real estate	21,992	20.7%	10,495	25.3%	8,471	26.6%	13,783	26.5%	11,648	27.6%
Retail other	767	0.5%	568	0.7%	488	0.5%	346	0.5%	351	0.4%
Total	$101,048	100.0%	$53,748	100.0%	$50,648	100.0%	$53,582	100.0%	$47,795	100.0%

As of December 31, 2020, management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained.

Provision for Credit Losses

The allowance for credit losses is a significant estimate in the Company’s Consolidated Balance Sheet, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The allowance for credit losses is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The allowance for credit losses is established through provision for credit loss expense charged to income. The provision for credit losses was $38.8 million, $10.4 million, and $4.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increase in provision expense in 2020 can be attributed to the adoption of CECL in combination with the impacts of the COVID-19 pandemic on the economy.

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

Typically, loans are secured by collateral. When a loan is classified as non-accrual and determined to be collateral dependent, it is appropriately reserved or charged down through the allowance for credit losses to the fair value of our interest in the underlying collateral less estimated costs to sell. Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning non-performing loans and performing restructured loans as of December 31 for each of the years indicated (dollars in thousands):

	As of December 31,
	2020	2019	2018	2017	2016
Loans 30-89 days past due	$7,578	$14,271	$7,121	$12,897	$4,090

Non-accrual loans	22,930	27,896	34,997	24,624	21,423
Loans 90+ days past due and still accruing	1,371	1,611	1,601	2,741	131
Total non-performing loans	24,301	29,507	36,598	27,365	21,554
OREO	4,571	3,057	376	1,283	2,518
Total non-performing assets	$28,872	$32,564	$36,974	$32,564	$24,072

Performing TDRs	$3,814	$5,005	$8,446	$9,981	$10,652
Allowance	101,048	53,748	50,648	53,582	47,795

Allowance to portfolio loans	1.48%	0.80%	0.91%	0.97%	1.23%
Allowance to portfolio loans, excluding PPP loans	1.59%	0.80%	0.91%	0.97%	1.23%
Allowance to non-performing loans	415.82%	182.15%	138.39%	195.80%	221.75%
Non-performing assets to total assets	0.27%	0.34%	0.48%	0.41%	0.44%
Non-performing loans to portfolio loans	0.36%	0.44%	0.66%	0.50%	0.56%
Non-performing loans to portfolio loans, excluding PPP loans	0.38%	0.44%	0.66%	0.50%	0.56%
Non-performing assets to portfolio loans and OREO	0.42%	0.49%	0.66%	0.52%	0.62%

Total non-performing assets were $28.9 million at December 31, 2020, compared to $32.6 million at December 31, 2019. Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.36% at December 31, 2020, compared with 0.44% at December 31, 2019. If economic conditions deteriorate further as a result of COVID-19, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase. Allowance coverage of non-performing loans has increased significantly from 182.15% at December 31, 2019, to 415.82% at December 31, 2020.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable credit losses. Potential problem loans totaled $68.8 million at December 31, 2020, compared to $74.6 million at December 31, 2019. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of December 31, 2020, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

Deposits

The following table shows the deposit mix for each of the periods presented (dollars in thousands):

	As of December 31,
	2020		2019		2018
	Balance	% Total	Balance	% Total	Balance	% Total
Non-maturity deposits:
Demand deposits, noninterest-bearing	$2,552,039	29.4%	$1,832,619	23.2%	$1,464,700	23.4%
Interest-bearing transaction deposits	2,263,093	26.1%	1,989,854	25.2%	1,435,574	23.0%
Saving deposits and money market deposits	2,743,369	31.6%	2,545,073	32.2%	1,852,044	29.6%
Total non-maturity deposits	7,558,501	87.1	6,367,546	80.6	4,752,318	76.0

Time deposits	1,119,348	12.9%	1,534,850	19.4%	1,497,003	24.0%
Total deposits	$8,677,849	100.0%	$7,902,396	100.0%	$6,249,321	100.0%

Change in non-maturity deposits	1,190,955		1,615,228
Percent change in non-maturity deposits	18.7%		34.0%

We focus on deepening our relationship with customers to foster core deposit growth, allowing us to reduce our reliance on wholesale funding. Our 2020 deposit balances were impacted by the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus, and other core deposit growth. Time deposits as a percentage of total deposits decreased to 12.9% as of December 31, 2020, compared to 19.4% as of December 31, 2019. As time deposits mature, the Company is actively engaging our customers to renew at current market rates.

Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase were $175.6 million at December 31, 2020, with a weighted average rate of 0.13%. Short-term borrowings include $4.7 million in FHLB advances which mature in less than one year from the date of origination.

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

The Amended and Restated Credit Agreement retained the Company’s $20.0 million revolving credit facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving credit facility to April 30, 2020. On April 24, 2020, the revolving credit facility’s maturity was again extended by amendment for one year, to April 30, 2021, with an annual interest rate of one-month LIBOR plus a spread of 1.75%. The revolving credit facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on December 31, 2020 or 2019.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Securities sold under agreements to repurchase
Balance at end of period	$175,614	$205,491	$185,796
Weighted average interest rate at end of period	0.13%	1.05%	1.05%
Maximum outstanding at any month end in year-to-date period	$210,529	$225,531	$267,596
Average daily balance for the year-to-date period	$187,032	$196,681	$234,239
Weighted average interest rate during period(1)	0.35%	1.19%	0.69%

Short-term borrowings, FHLB advances
Balance at end of period	$4,658	$2,551	$—
Weighted average interest rate at end of period	0.43%	1.90%	—%
Maximum outstanding at any month end in year-to-date period	$4,658	$99,739	$225,000
Average daily balance for the year-to-date period	$3,556	$27,495	$81,438
Weighted average interest rate during period(1)	0.53%	2.81%	1.80%
(1)	The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Long-term debt includes funds borrowed from the FHLB which totaled $4.8 million and $35.6 million at December 31, 2020 and 2019, respectively.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017, during the five year fixed-term and thereafter on February 25, May 25, August 25, and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company.

To further enhance the Company’s strong capital and liquidity positions, on June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each June 1 and December 1, during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company.

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2020	2019
Unamortized debt issuance costs related to:
Senior notes issued in 2017	$191	$326
Subordinated notes issued in 2017	651	752
Subordinated notes issued in 2020	2,123	—
Total unamortized debt issuance costs	$2,965	$1,078

Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life. The Company had $71.5 million and $71.3 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2020 and 2019, respectively.

Liquidity

Liquidity management is the process by which we ensure that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of our business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, fund capital expenditures, honor withdrawals by customers, pay dividends to stockholders, and pay operating expenses. Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. Balances of these assets are dependent on the Company’s operating, investing, lending, and financing activities during any given period.

Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash and due from banks	$118,739	$114,619	$105,114
Interest-bearing bank deposits	488,786	312,580	132,661
Federal funds sold	—	24	1,374
Average liquid assets	$607,525	$427,223	$239,149

Average liquid assets as a percent of average total assets	5.9%	4.5%	3.1%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. At December 31, 2020, cash and unencumbered securities on our Consolidated Balance Sheets totaled $2.3 billion. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving loan facility, or to utilize brokered deposits. As of December 31, 2020, the Company had additional capacity to borrow from the FHLB and Federal Reserve of $1.3 billion and $507.8 million, respectively. The Company has the ability to pledge PPP loans as collateral to either the FHLB or Federal Reserve Discount Window to increase the availability to borrow against any potential short-term funding needs.

As of December 31, 2020, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Busey Bank paid dividends to the Company of $122.0 million and $70.0 million during 2020 and 2019, respectively.

Off-Balance-Sheet Arrangements

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. As of December 31, 2020 and 2019, we had outstanding loan commitments and standby letters of credit of $1.8 billion and $1.7 billion, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments which generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2020 (dollars in thousands):

			Junior
			Subordinated		Senior and
			Debt Owed to		Subordinated Notes,
	Certificates of	Operating	Unconsolidated	Long-term	net of unamortized
	Deposit	Leases	Trusts	Debt	issuance costs	Total
2021	$775,495	$1,983	$—	$—	$—	$777,478
2022	195,906	1,555	—	—	39,809	237,270
2023	83,862	1,358	—	4,757	—	89,977
2024	48,761	957	—	—	—	49,718
2025	15,293	840	—	—	—	16,133
Thereafter	31	1,792	71,468	—	182,226	255,517
Contractual obligations	$1,119,348	$8,485	$71,468	$4,757	$222,035	$1,426,093

Commitments to extend credit and standby letters of credit						$1,793,307

Cash Flows

Net cash flows provided by operating activities totaled $169.3 million in 2020 compared to $80.8 million in 2019. Significant items affecting the cash flows provided by operating activities include net income, the provision for credit losses, deferred income taxes, gain on sales of mortgage loans, net of origination costs, and activities related to the origination and sales of loans held for sale, and compensation. Net cash used to originate mortgage loans held for sale totaled $38.7 million in 2020 compared to $25.7 million of in 2019. Fluctuations in sales are a function of changes in market rates for mortgage loans, which influence refinance activity. The Company’s provision for credit losses increased to $38.8 million in 2020 compared to $10.4 million in 2019, due in part to the adoption of CECL. Stock-based and non-cash compensation increased to $7.1 million in 2020, compared with a net compensation decrease of $4.0 million in 2019 related to termination of the Company’s deferred compensation plan.

Net cash used in investing activities totaled $735.7 million in 2020 compared to $65.0 million provided by investing activities in 2019. Significant items affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios.  Purchases of debt securities were $1.3 billion in 2020 compared to $408.9 million in 2019.

Net cash provided by financing activities totaled $725.6 million in 2020 compared to $143.6 million in 2019. Significant items affecting cash flows from financing activities are debt issuance, deposits, short-term borrowings, long-term debt, payment of dividends, and proceeds and redemption from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $776.4 million in 2020 compared to an increase of $215.5 million in 2019, excluding acquired deposits.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios with capital buffer and December 31, 2020, capital ratios for First Busey and Busey Bank.

	Minimum Capital	As of December 31, 2020
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank
Total Capital to Risk Weighted Assets	10.50%	17.04%	15.50%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.44%	14.44%
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.43%	14.44%
Tier 1 Capital to Average Assets		9.79%	10.52%

Management believes that no conditions or events have occurred since December 31, 2020, that would materially adversely change the Company’s or Busey Bank’s capital classifications.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. Information relating to accounting pronouncements issued and applicable to the Company in 2020 appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salaries, wages, and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Results of Operations - Average Balance Sheets and Interest Rates” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful at December 31, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300
December 31, 2020	NM	7.40%	14.16%	20.20%
December 31, 2019	(5.94)%	5.39%	10.24%	15.01%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300
December 31, 2020	NM	9.59%	17.95%	25.40%
December 31, 2019	(8.19)%	6.96%	13.16%	19.28%

Interest rate risk is monitored and managed within approved policy limits. The calculation of potential effects of hypothetical interest rate changes is based on numerous assumptions and should not be relied upon as indicative of actual results. Actual results would likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements are presented beginning on page 79, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2020, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of December 31, 2020, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of

First Busey Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited First Busey Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 25, 2021, expressed an unqualified opinion.

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

February 25, 2021

Item 9B. Other information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this Item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2020. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 14. Stock-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

(c)
Number of
securities
	(a)		(b)	remaining for
	Number of		Weighted-	future issuance
	securities to be		average	under equity
	issued upon		exercise price of	compensation
	exercise of		outstanding	plans (excluding
	outstanding		options,	securities
	options, warrants		warrants and	reflected in
Plan Category	and rights		rights(1)	column (a))
Equity compensation plans approved by stockholders(2)	1,177,154	(3)	$23.53	1,432,803	(4)
Equity compensation plans not approved by stockholders	—		—	—
Total	1,177,154		$23.53	1,432,803
(1)	The weighted average exercise price only relates to 39,085 stock options.
(2)	Includes outstanding awards under the First Busey Corporation 2020 Equity Incentive Plan, the First Busey Corporation 2010 Equity Incentive Plan, as amended, the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan.
(3)	Balance includes stock options assumed in connection with the acquisition of First Community Financial Partners, Inc.
(4)	All shares are reserved under the First Busey Corporation 2020 Equity Incentive Plan.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

A list of exhibits to this Annual Report is set forth on the Exhibit Index immediately preceding the Signatures page, and is incorporated into this Annual Report by reference. Our Consolidated Financial Statements can be found immediately following the Report of Independent Registered Public Accounting Firm.

Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 100 W. University, Champaign, IL 61820, or by visiting the SEC’s EDGAR database at http://www.sec.gov. The Company’s SEC file number is 0-15950.

Item 16. Summary

None.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

First Busey Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for credit losses on loans in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses). As explained below, auditing the Company’s allowance for credit losses on loans, including adoption of the new accounting guidance related to the estimate of allowance for credit losses on loans, was a critical audit matter.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Adjustments to historical loss factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses totaled $101,048,000 , which consists of a reserve on loans collectively evaluated for impairment (a/k/a general reserve) of $99,423,000 and a reserve on loans individually evaluated (a/k/a specific reserve) of $1,625,000 at December 31, 2020. On January 1, 2020, First Busey adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments –Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. Under the CECL model, the allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information. The implementation of new methodology and adjustments to historical loss factors require a significant amount of judgement by management and involves a high degree of estimation.

We identified the implementation of the CECL methodology and the adjustments to historical loss factors components of the allowance for credit losses as a critical audit matter as auditing the implementation of a new methodology as well as the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the implementation of the new standard included the following, among others:

●	We obtained an understanding of the relevant controls related to implementation of the new accounting guidance and tested such controls for design and operating effectiveness, including management’s review of methodology and assumptions in its model
●	We tested completeness and accuracy of the data used in the initial calculation by management by agreeing the data to internal or external sources

Our audit procedures related to the adjustments to historical factors within the allowance for credit losses include the following, among others:

●	We obtained an understanding of the relevant controls related to the adjustments to historical factors in the calculation of the allowance for credit losses and tested such controls for design and operating effectiveness, including management’s review of the allowance memo and calculation in support of adjustments
●	We tested the completeness and accuracy of data used by management in determining adjustments to historical loss factors by agreeing the supporting data to internal or external source data
●	We tested management’s conclusions regarding the appropriateness of the adjustments, including magnitude and directional consistency, to historical loss factors and agreed the impact to the allowance for credit losses calculation

/s/ RSM US LLP

We or our predecessor firms have served as the Company's auditor since at least 1980, however, an earlier year could not be established.

Champaign, Illinois

February 25, 2021

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	As of December 31,
	2020	2019

	(dollars in thousands)
Assets
Cash and due from banks	$118,824	$136,546
Interest-bearing deposits	569,713	392,742
Total cash and cash equivalents	688,537	529,288

Debt securities available for sale	2,261,187	1,648,257
Equity securities	5,530	5,952
Loans held for sale, at fair value	42,813	68,699
Portfolio loans (net of allowance 2020 $101,048; 2019 $53,748)	6,713,129	6,633,501
Premises and equipment, net	135,191	151,267
Right of use assets	7,714	9,490
Goodwill	311,536	311,536
Other intangible assets, net	51,985	61,593
Cash surrender value of bank owned life insurance	176,405	173,595
Other assets	150,020	102,551
Total assets	$10,544,047	$9,695,729
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$2,552,039	$1,832,619
Interest-bearing	6,125,810	6,069,777
Total deposits	8,677,849	7,902,396

Securities sold under agreements to repurchase	175,614	205,491
Short-term borrowings	4,658	8,551
Long-term debt	4,757	83,600
Senior notes, net of unamortized issuance costs	39,809	39,674
Subordinated notes, net of unamortized issuance costs	182,226	59,248
Junior subordinated debt owed to unconsolidated trusts	71,468	71,308
Lease liabilities	7,757	9,552
Other liabilities	109,840	95,475
Total liabilities	9,273,978	8,475,295

Outstanding commitments and contingent liabilities (see Notes 15, 16 and 22)

Stockholders’ Equity
Common stock, $.001 par value, authorized 2020 100,000,000 shares; authorized 2019 66,666,667 shares; 55,910,733 shares issued	56	56
Additional paid-in capital	1,253,360	1,248,216
Retained earnings (accumulated deficit)	20,830	(14,813)
Accumulated other comprehensive income (loss)	33,309	14,960
Total stockholders’ equity before treasury stock	1,307,555	1,248,419

Treasury stock at cost 2020 1,506,354 shares; 2019 1,121,961 shares	(37,486)	(27,985)
Total stockholders’ equity	1,270,069	1,220,434
Total liabilities and stockholders’ equity	$10,544,047	$9,695,729

Common shares outstanding at period end	54,404,379	54,788,772

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$284,959	$304,193	$251,249
Interest and dividends on investment securities:
Taxable interest income	35,364	41,090	27,595
Non-taxable interest income	4,552	4,631	4,698
Other interest income	1,723	6,320	2,491
Total interest income	326,598	356,234	286,033
Interest expense:
Deposits	30,691	55,077	32,601
Federal funds purchased and securities sold under agreements to repurchase	660	2,348	1,626
Short-term borrowings	234	1,041	1,536
Long-term debt	525	2,608	906
Senior notes	1,598	1,599	1,598
Subordinated notes	6,995	2,924	3,110
Junior subordinated debt owed to unconsolidated trusts	2,960	3,414	3,250
Total interest expense	43,663	69,011	44,627
Net interest income	282,935	287,223	241,406
Provision for credit losses	38,797	10,406	4,429
Net interest income after provision for credit losses	244,138	276,817	236,977
Non-interest income:
Wealth management fees	42,928	38,561	30,974
Fees for customer services	31,604	36,683	28,879
Remittance processing	15,396	15,042	14,345
Mortgage revenue	13,038	11,703	5,545
Income on bank owned life insurance	5,380	5,795	3,726
Net gains (losses) on sales of securities	1,724	741	(1,831)
Unrealized gains (losses) recognized on equity securities	(393)	(759)	2,162
Other income	8,588	8,649	6,193
Total non-interest income	118,265	116,415	89,993
Non-interest expense:
Salaries, wages, and employee benefits	126,719	140,473	107,844
Data processing	16,426	21,511	16,383
Net occupancy expense of premises	17,607	18,176	14,803
Furniture and equipment expenses	9,550	9,506	7,233
Professional fees	8,396	11,104	5,389
Amortization of intangible assets	10,008	9,547	5,854
Interchange expense	4,810	4,141	3,626
Other expense	40,681	44,336	31,911
Total non-interest expense	234,197	258,794	193,043
Income before income taxes	128,206	134,438	133,927
Income taxes	27,862	31,485	34,999
Net income	$100,344	$102,953	$98,928

Basic earnings per common share	$1.84	$1.88	$2.02
Diluted earnings per common share	$1.83	$1.87	$2.01
Dividends declared per share of common stock	$0.88	$0.84	$0.80

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(dollars in thousands)
Net income	$100,344	$102,953	$98,928
Other comprehensive income:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(8,615), $(7,525), and $1,861, respectively	21,561	18,905	(4,670)
Net unrealized (gains) losses on debt securities transferred from held to maturity to available for sale, net of taxes of $—, $(1,433), and $—, respectively	—	3,590	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $496, $210, and $(507), respectively	(1,228)	(523)	1,273
Net change in unrealized gains (losses) on debt securities available for sale	20,333	21,972	(3,397)

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $1,007, $81, and $—, respectively	(2,526)	(202)	—
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(216), $(1), and $—, respectively	542	2	—
Net change in unrealized gains (losses) on cash flow hedges	(1,984)	(200)	—
Net change in accumulated other comprehensive income (loss)	18,349	21,772	(3,397)
Total comprehensive income	$118,693	$124,725	$95,531

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands, except shares and per share data)

				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income	Stock	Equity
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434

Cumulative effect of change in accounting principle	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	100,344	—	—	100,344
Other comprehensive income (loss)	—	—	—	—	18,349	—	18,349
Repurchase of stock	(531,114)	—	—	—	—	(12,272)	(12,272)
Issuance of treasury stock for employee stock purchase plan	32,063	—	(59)	—	—	606	547
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,589	—	(2,648)	—	—	2,013	(635)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,069	—	(51)	—	—	152	101
Cash dividends common stock at $0.88 per share	—	—	—	(48,012)	—	—	(48,012)
Stock dividend equivalents restricted stock units at $0.88 per share	—	—	767	(767)	—	—	—
Stock-based compensation	—	—	7,135	—	—	—	7,135
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands, except shares and per share data)

				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964

Net income	—	—	—	102,953	—	—	102,953
Other comprehensive income (loss)	—	—	—	—	21,772	—	21,772
Stock issued in acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Repurchase of stock	(943,396)	—	—	—	—	(24,292)	(24,292)
Issuance of treasury stock for employee stock purchase plan	25,698	—	137	—	—	487	624
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	92,996	—	(2,600)	—	—	382	(2,218)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	13,486	—	(104)	—	—	1,628	1,524
Cash dividends common stock at $0.84 per share	—	—	—	(45,171)	—	—	(45,171)
Stock dividend equivalents restricted stock units at $0.84 per share	—	—	428	(428)	—	—	—
Stock-based compensation	—	—	3,997	—	—	—	3,997
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands, except shares and per share data)

				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2017	48,684,943	$49	$1,084,889	$(132,122)	$(2,810)	$(15,003)	$935,003

Net income	—	—	—	98,928	—	—	98,928
Other comprehensive loss	—	—	—	—	(3,397)	—	(3,397)
TCJA reclassification	—	—	—	605	(605)	—	—
Issuance of treasury stock for employee stock purchase plan	19,442	—	(275)	—	—	811	536
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	104,637	—	(5,930)	—	—	4,924	(1,006)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	65,814	—	(2,889)	—	—	3,078	189
Cash dividends common stock at $0.80 per share	—	—	—	(39,010)	—	—	(39,010)
Stock dividend equivalents restricted stock units at $0.80 per share	—	—	568	(568)	—	—	—
Stock-based compensation		—	3,721	—	—	—	3,721
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(dollars in thousands)
Cash Flows Provided by (Used in) Operating Activities
Net income	$100,344	$102,953	$98,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,797	10,406	4,429
Amortization of intangible assets	10,008	9,547	5,854
Amortization of mortgage servicing rights	5,667	2,710	1,531
Depreciation and amortization of premises and equipment	12,273	11,879	9,556
Net amortization (accretion) of premium (discount) on portfolio loans	(9,247)	(10,905)	(10,452)
Net amortization (accretion) of premium (discount) on investment securities	9,716	6,106	8,311
Net amortization (accretion) of premium (discount) on time deposits	(933)	(1,648)	(243)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	586	309	146
Impairment of OREO	68	62	18
Impairment of fixed assets held for sale	6,901	2,026	817
Impairment of mortgage servicing rights	648	—	—
Impairment of leases	—	348	146
Change in fair value of equity securities, net	393	759	(2,162)
(Gain) loss on sales of equity securities, net	—	(8)	51
(Gain) loss on sales of debt securities, net	(1,724)	(733)	1,780
Gain on sales of loans, net	(26,999)	(16,819)	(10,446)
Gain on sales of OREO	(133)	(102)	(384)
Loss on sales of premises and equipment	286	113	162
Gain on life insurance proceeds	(1,270)	(1,604)	(666)
Provision for deferred income taxes	(5,309)	96	7,116
Stock-based and non-cash compensation	7,135	3,997	3,721
Decrease in deferred compensation	—	(6,781)	(3,780)
Increase in cash surrender value of bank owned life insurance	(4,110)	(4,191)	(3,060)
Mortgage loans originated for sale	(881,398)	(667,515)	(425,322)
Proceeds from sales of mortgage loans	920,050	641,778	504,721
Net change in operating assets and liabilities:
(Increase) decrease in other assets	(5,899)	5,397	9,580
(Decrease) increase in other liabilities	(6,551)	(7,380)	2,195
Net cash provided by (used in) operating activities	$169,299	$80,800	$202,547

Cash Flows Provided by (Used in) Investing Activities
Purchases of debt securities held to maturity	$—	$—	$(217,766)
Purchases of equity securities	(13,123)	(550)	—
Purchases of debt securities available for sale	(1,282,199)	(408,941)	(124,234)
Purchases of FHLB stock	—	(3,700)	—
Proceeds from sales of equity securities	13,152	1,474	920
Proceeds from sales of debt securities available for sale	—	227,371	122,584
Proceeds from paydowns and maturities of debt securities held to maturity	—	14,422	50,560
Proceeds from paydowns and maturities of debt securities available for sale	665,744	541,753	163,582
Proceeds from the redemption of FHLB stock	—	5,369	4,864
Net cash paid for acquisitions	—	(61,481)	—
Net increase in loans	(119,869)	(244,333)	(49,864)
Cash paid for premiums on bank-owned life insurance	(120)	(6)	—
Purchases of premises and equipment	(4,198)	(13,238)	(11,618)
Proceeds from life insurance	2,696	3,915	—
Proceeds from disposition of premises and equipment	814	424	324
Capitalized expenditures on OREO	—	(2)	—
Proceeds from sales of OREO	1,439	2,481	5,298
Net cash (used in) provided by investing activities	$(735,664)	$64,958	$(55,350)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Cash Flows Provided by (Used in) Financing Activities
Net increase in deposits	$776,386	$215,519	$123,600
Net change in federal funds purchased and securities sold under agreements to repurchase	(29,877)	(30,904)	(118,770)
Proceeds from other borrowings	142,634	60,000	—
Repayment of other borrowings	(74,000)	(6,000)	(5,500)
Proceeds from FHLB advances	4,000	—	—
Repayment of FHLB advances	(32,711)	(24,667)	(220,000)
Cash dividends paid	(48,012)	(45,171)	(39,010)
Purchase of treasury stock	(12,272)	(24,292)	—
Cash paid for withholding taxes on stock-based payments	(635)	(863)	(1,208)
Proceeds from stock options exercised	101	169	392
Common stock issuance costs	—	(234)	—
Net cash provided by (used in) financing activities	$725,614	$143,557	$(260,496)

Net increase (decrease) in cash and cash equivalents	159,249	289,315	(113,299)
Cash and cash equivalents, beginning of period	529,288	239,973	353,272

Cash and cash equivalents, ending of period	$688,537	$529,288	$239,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$53,601	$70,577	$40,639
Income taxes	22,195	24,725	23,183

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	2,867	4,872	4,025
Other assets transferred to equity investments	—	—	4,000
Transfer of debt securities held to maturity to available for sale	—	593,548	—

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of operations

First Busey Corporation is a financial holding company organized under the laws of Nevada. The Company’s subsidiaries provide retail and commercial banking services and remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management, and fiduciary services, to individual, corporate, institutional, and governmental customers through its locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana. The Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries which includes First Busey Risk Management, Deed of Trust Services Corporation, and Busey Bank, including Busey Bank’s wholly-owned subsidiaries FirsTech, Pulaski Service Corporation, and Busey Capital Management, Inc. The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation.

Because the Company is not the primary beneficiary, the Consolidated Financial Statements exclude the following wholly-owned variable interest entities: First Busey Statutory Trust II, First Busey Statutory Trust III, First Busey Statutory Trust IV, Pulaski Financial Statutory Trust I, and Pulaski Financial Statutory Trust II.

Use of estimates

In preparing the accompanying Consolidated Financial Statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of debt securities available for sale, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the allowance for credit losses.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities and unrealized gains and losses on cash flow hedges, are reported as a separate component within the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements. The Company had assets under care of $10.2 billion and $9.7 billion at December 31, 2020 and 2019, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and repurchase agreements.

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

Debt securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Debt securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The amortization period for certain callable debt securities held at a premium are amortized to the earliest call date, while discounts on debt securities are amortized to maturity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, the Company must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, the Company will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded allowance, if applicable, and recognizing any incremental impairment through earnings. If the Company neither intends to sell the security, nor believes it more likely than not will be required to sell the security, before the fair value recovers to the amortized cost basis, the Company must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. Impairment is recognized by establishing an allowance for credit losses through provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. The Company did not recognize any impairment in 2020, 2019, or 2018.

Accrued interest receivable for debt securities available for sale totaled $6.8 million at December 31, 2020, and is excluded from the estimate of credit losses. Accrued interest receivable is reported in Other Assets on the Consolidated Balance Sheets.

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

Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value. Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs. For purposes of measuring impairment, the servicing rights are stratified by one or more predominant characteristics of the underlying loans. The amount of valuation allowance recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value. If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings. The Company had $0.6 million impairment recorded at December 31, 2020, and no impairment recorded at December 31, 2019.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Portfolio loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of purchase premiums and discounts or net deferred origination fees or costs, charge-offs, and the allowance for credit losses.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2020, the Company had $451.5 million in PPP loans outstanding, with an amortized cost of $446.4 million. The Company received fees totaling approximately $25.4 million and incurred incremental direct origination costs of $5.1 million, both of which have been deferred and are being amortized over the contractual life of these loans, subject to prepayment. The Company recognized $15.2 million in net interest income for fees, net of deferred cost, during the year ended December 31, 2020. PPP loans contain a forgiveness feature for funds spent on covered expenses, including both principal and accrued interest. Any remaining balance after loan forgiveness maintains a 100% government guarantee for the remaining term of the loan. The Company has implemented an online portal designed to streamline the PPP loan forgiveness process by providing a tool that borrowers can use to apply for forgiveness. As these loans are forgiven, the recognition of these fees and direct origination costs will be accelerated. As of December 31, 2020, the Company had received approximately $287.8 million in borrower loan forgiveness from the SBA and had submitted forgiveness applications to the SBA on behalf of borrowers for another $167.4 million.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the customer’s current difficulties, and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, restructurings consist of short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness). A restructured loan that exceeds 90 days past due or is placed on non-accrual status, is classified as non-performing.

All TDRs are individually evaluated for purposes of assessing the adequacy of the allowance for credit losses and for financial reporting purposes. TDRs are evaluated using present value of the expected future cash flows discounted at the loan’s original effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the Company determines that the fair value of the TDR is less than the recorded investment in the loan, impairment is recognized through a charge to the allowance for credit losses in the period of the modification and in periods subsequent to the modification.

Modified loans with payment deferrals that fall under the CARES Act or revised Interagency Statement that suspended requirements under GAAP related to TDR classifications are not included in the Company’s TDR totals.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets purchased with credit deterioration

First Busey adopted ASC 326 using the prospective transition approach for financial assets PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. In accordance with ASC 326, the amortized cost basis of PCD assets were adjusted to reflect an allowance for credit losses for any remaining credit discount. Subsequent changes in expected cash flows will be adjusted through the allowance for credit losses. The noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.

Allowance for credit losses

The allowance for credit losses is a significant estimate in the Company’s Consolidated Financial Statements, affecting both earnings and capital. The allowance for credit losses is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. Portfolio loans are charged off against the allowance for credit losses when management believes the uncollectibility of a loan balance is confirmed. Recoveries will be recognized up to the aggregate amount of previously charged-off balances. The allowance for credit losses is established through provision for credit loss expense charged to income.

A loan’s amortized cost basis is comprised of the unpaid principal balance of the loan, accrued interest receivable, purchase premiums or discounts, and net deferred origination fees or costs. The Company has estimated its allowance on the amortized cost basis, exclusive of government guaranteed loans and accrued interest receivable. The Company writes-off uncollectible accrued interest receivable in a timely manner and has elected to not measure an allowance for accrued interest receivable. The Company presents the aggregate amount of accrued interest receivable for all financial instruments in other assets on the Consolidated Balance Sheets and the balance of accrued interest receivable is disclosed in “Note 18. Fair Value Measurements.”

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

Long-lived assets

Long-lived assets, including premises and equipment, right of use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations of the asset are less than the carrying value of the asset. Cash flows used for this analysis are those directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds its fair value.

Other real estate owned

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is recorded at the fair value of the property less estimated costs of disposal, which establishes a new cost basis. Any adjustment to fair value at the time of transfer to OREO is charged to the allowance for credit losses. OREO property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue, expense, gains, and losses from the operations of foreclosed assets are included in earnings.

Goodwill and other intangibles

Goodwill represents the excess of the consideration transferred in a business combination over the fair value of the net assets acquired. Goodwill is not amortized but is subject to at least annual impairment assessments. The Company has established December 31 as the annual impairment assessment date. As part of this analysis, each reporting unit's carrying value is compared to its fair value.

The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including comparable company analysis and precedent transaction analysis. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment as of December 31, 2020 or 2019. See “Note 7. Goodwill and Other Intangible Assets” for further discussion.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from acquisitions and are amortized over their estimated useful lives.

Cash surrender value of bank owned life insurance

The Company has purchased or acquired through acquisitions life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value, which estimates its fair value.

ASC Topic 715, Compensation—Retirement Benefits requires an employer to recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. The Company has an accrued liability of $5.6 million at December 31, 2020, included in other liabilities, for these arrangements, compared with $5.7 million at December 31, 2019.

Other asset investments

The Company has certain tax-advantaged projects promoting affordable housing, and others which are designed to generate returns primarily though federal and state tax credits. In addition, the Company has private equities, which are primarily small business investment companies. These investments are considered to be variable interest entities, and are accounted for under the equity method or deferral method, as appropriate. As of December 31, 2020, the carrying value of these investments was $37.1 million, recorded in other assets. The Company is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary.

Further, the Company owns Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2016.

Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that the deferred tax assets will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required as of December 31, 2020 or 2019.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the tax authority, assuming full knowledge of the position and all relevant facts. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company had no accruals for payments of interest and penalties at December 31, 2020 or 2019.

At December 31, 2020, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for the 2009 to 2016 income tax filings.

Treasury Stock

Treasury stock acquired is recorded at cost. Treasury stock issued is valued based on the “first-in, first-out” method. Gains and losses on issuance are recorded as increases or decreases to additional paid-in capital.

Stock-based employee compensation

The 2020 Equity Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan can be found in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The 2020 Equity Plan replaces the 2010 Equity Incentive Plan and the First Community Financial Partners, Inc. 2016 Equity Incentive Plan, which, from time to time, the Company used to grant equity awards to legacy employees of First Community Financial Partners, Inc. Under the terms of the 2020 Equity Plan, the Company has granted restricted stock units, deferred stock units and performance-based restricted stock unit awards.

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

The Company also grants performance-based restricted stock unit awards to members of management periodically throughout the year. Each performance-based restricted stock unit is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of the market performance goal, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

See “Note 14. Stock-based Compensation” for further discussion.

Segment disclosure

Operating segments are components of a business that (i) engage in business activities from which the component may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (iii) for which discrete financial information is available. The Company’s operations are managed along three operating segments consisting of Banking, Remittance Processing, and Wealth Management. See “Note 21. Operating Segments and Related Information” for further discussion.

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

Operating results generated from acquired businesses are included with the Company’s results of operations starting from each date of acquisition. Acquisition related costs are costs the Company incurs to effect a business combination. Those costs may include legal, accounting, valuation, other professional or consulting fees, system conversions, and marketing costs. The Company will account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of an acquiree’s employees are not liabilities at the acquisition date. Instead, the Company will recognize these costs in its post-combination Consolidated Financial Statements in accordance with other applicable accounting guidance.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors, and interest rate swaps with customers and other third parties.

Interest Rate Swaps Designated as Cash Flow Hedges. Starting in the third quarter of 2019, the Company entered into derivative instruments designated as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Change in fair value of components excluded from the assessment of effectiveness are recognized in current earnings. Cash flows on hedges are classified in the Consolidated Statements of Cash Flows the same as the cash flows of the items being hedged.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial asset or liability are recorded as either a charge or credit to mortgage revenue during the period in which the changes occur.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives are carried at their fair value in other assets or other liabilities in the Consolidated Financial Statements. Changes in fair value of the corresponding derivative financial asset or liability are recorded in non-interest expense.

Off-balance-sheet arrangements

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

In estimating expected credit losses for off-balance-sheet credit exposures, the Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancelable for accounting purposes, the Company must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans. The Company incorporates a probability of funding and utilizes the allowance for credit losses loss rates to calculate the reserve. The reserve for off-balance-sheet credit exposure is carried on the Consolidated Balance Sheets in other liabilities rather than as a component of the allowance. The reserve for off-balance-sheet credit exposure is adjusted as a provision for off-balance-sheet credit exposure reported as a component of non-interest expense in the accompanying Consolidated Statement of Income. As of December 31, 2020, $7.3 million was recorded as liabilities for the Company’s reserve for off-balance-sheet credit exposures under these commitments. There was no liability recorded as of December 31, 2019.

Fair value of financial instruments

Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in “Note 18. Fair Value Measurements.” Fair value estimates involve uncertainties and matters of significant

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Revenue

ASC 606 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASC 606 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASC 606, and non-interest income. The Company has evaluated its non-interest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying Consolidated Financial Statements was not necessary. The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgment involved in applying ASC 606 that affects the determination of the timing and amount of revenue from contracts with customers.

Descriptions of the Company’s primary revenue generating activities that are within ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of non-interest income, include wealth management fees, remittance processing, and fees for customer services. Wealth management fees represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services, and other fiduciary activities. Also included are fees received from a third-party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party. Revenue is recognized when the performance obligation is completed, which is generally monthly. Remittance processing represents transaction-based fees for pay processing solutions such as online bill payments, lockbox, and walk-in payments. Revenue is recognized when the performance obligation is completed, which is generally monthly. Fees for customer services represent general service fees for monthly account maintenance and activity or transaction-based fees and consists of transaction-based revenue, time-based revenue, or item-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Leases

Effective January 1, 2019, a determination is made at inception if an arrangement contains a lease. For arrangements containing leases, the Company recognizes leases on the Consolidated Balance Sheets as right of use assets and corresponding lease liabilities. Lease-related assets, or right of use assets, are recognized on the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. If not readily determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the Company used a borrowing rate that corresponded to the remaining lease term.

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of its right of use assets and lease liabilities.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2020.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued. On January 19, 2021, the Company and CAC, the holding company for GSB, announced the signing of a definitive agreement pursuant to which the Company will acquire CAC and GSB through a merger transaction. See “Note 2. Acquisitions” for further information relating to this acquisition. Other than this item, there were no significant subsequent events for the year ended December 31, 2020, through the filing date of these Consolidated Financial Statements.

Impact of recently adopted accounting standards

On January 1, 2020, First Busey adopted ASU 2016-13 Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will not be required to sell before recovery of its amortized cost basis.

First Busey adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP which includes a change in terminology from “Allowance/Provision for Loan Losses” to “Allowance/Provision for Credit Losses.” First Busey recorded an after-tax decrease to retained earnings of $15.9 million as of January 1, 2020, for the cumulative effect of adopting ASC 326. This transition adjustment included $12.0 million in allowance for credit losses on loans and $3.9 million in reserve for off-balance-sheet credit exposures.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the impact of ASC 326 (dollars in thousands):

	January 1, 2020
			Pre-tax
	Post ASC 326	Pre-ASC 326	Impact of ASC 326
	Adoption	Adoption	Adoption
Assets:
Allowance
Commercial	$19,006	$18,291	$715
Commercial real estate	30,496	21,190	9,306
Real estate construction	6,158	3,204	2,954
Retail real estate	13,787	10,495	3,292
Retail other	1,134	568	566
Total allowance for credit losses	$70,581	$53,748	$16,833

Liabilities:
Reserve for off-balance-sheet credit exposures	$5,492	$—	$5,492

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued “Reference Rate Reform (Topic 848)” which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact our financial statements.

Recently issued accounting standards

ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. The Company is currently evaluating the impact of adopting the new guidance on the Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions

The Banc Ed Corp.

On January 31, 2019, the Company completed its acquisition of Banc Ed. TheBANK, Banc Ed’s wholly-owned bank subsidiary, was operated as a separate subsidiary from the completion of the acquisition until October 4, 2019, when it was merged with and into Busey Bank. At that time, TheBANK’s banking centers became banking centers of Busey Bank.

Under the terms of the Merger Agreement with Banc Ed, at the effective time of the acquisition, each share of Banc Ed common stock issued and outstanding was converted into the right to receive 8.2067 shares of the Company’s common stock, cash in lieu of fractional shares, and $111.53 cash consideration per share. The market value of the 6.7 million shares of First Busey common stock issued at the effective time of the acquisition was approximately $166.5 million based on First Busey’s closing stock price of $24.76 on January 31, 2019.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Recorded fair value adjustments were disclosed as of March 31, 2019, and adjustments totaling $5.2 million were made to the fair value assigned to various assets and liabilities during 2019, as more information became available. The measurement period adjustments included a clarification in the interpretation of tax regulations that resulted in the $4.6 million reversal of a deferred tax liability that was initially recorded in connection with the acquisition. As the total consideration paid for Banc Ed exceeded the net assets acquired, goodwill of $41.4 million was recorded as a result of the acquisition. Goodwill recorded in the transaction, which reflected the synergies expected from the acquisition and expansion within the St. Louis MSA, is not tax deductible and was assigned to the Banking operating segment.

First Busey incurred $0.5 million in pre-tax expenses related to the acquisition of Banc Ed for the year ended December 31, 2020, primarily related to fixed asset and lease impairment. First Busey incurred $13.7 million in pre-tax expenses related to the acquisition of Banc Ed for the year ended December 31, 2019, primarily for salaries, wages and employee benefits, professional and legal fees and deconversion expenses, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements. Of this amount, $2.3 million was considered transaction costs, primarily related to legal and professional fees associated with the acquisition. First Busey incurred $0.4 million in pre-tax expenses related to the acquisition of Banc Ed for the year ended December 31, 2018, primarily for professional and legal fees, all of which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

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

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2019 and 2018, as if the acquisition had occurred January 1, 2018.  The pro forma results combine the historical results of Banc Ed into the Company’s Consolidated Statements of Income, including the impact of purchase accounting adjustments such as loan discount accretion, intangible assets amortization, deposit accretion and premises accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands, except per share amounts):

	Pro Forma
	Years Ended December 31,
	2019	2018
Total revenues (net interest income plus non-interest income)	$409,324	$411,633
Net income	113,640	118,361
Diluted earnings per common share	2.03	2.15

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investors’ Security Trust Company

On August 31, 2019, the Company completed its acquisition by Busey Bank of IST, a Fort Myers, Florida wealth management firm. This partnership added to the Company’s wealth management offerings, but did not have a material impact on the Company’s earnings or overall business. This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition.

First Busey incurred $0.4 million in pre-tax expenses related to the acquisition of IST for the year ended December 31, 2020, primarily for contingent earn-out payments owed under the purchase agreement, which are reported as components of non-interest expense in the accompanying Consolidated Statements of Income. First Busey incurred $0.9 million in pre-tax expenses related to the acquisition of IST for the year ended December 31, 2019, primarily for professional and legal fees, which are reported as a component of non-interest expense in the accompanying Consolidated Financial Statements.

Cummins-American Corp.

On January 19, 2021, the Company and CAC, the holding company for GSB, jointly announced the signing of a definitive agreement pursuant to which the Company will acquire CAC and GSB through a merger transaction. The partnership will enhance the Company’s existing deposit, commercial banking, and wealth management presence in the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area. It is anticipated GSB will be merged with and into Busey Bank at a date following the completion of the merger. At the time of the bank merger, GSB banking centers will become banking centers of Busey Bank.

Under the terms of the merger agreement, CAC’s stockholders will have the right to receive 444.4783 shares of First Busey’s common stock and $27,969.67 in cash for each share of common stock of CAC with total consideration to consist of approximately 73% cash and 27% stock. Based upon the closing price of Busey’s common stock of $23.54 on January 15, 2021, the implied per share purchase price is $38,432.69 with an aggregate transaction value of approximately $190.8 million. The merger agreement provides that the cash consideration to be paid in the merger will be funded with a combination of cash from First Busey and a special dividend to be paid by CAC to its shareholders. Specifically, immediately prior to closing and subject to the completion of all closing conditions, CAC will cause GSB to pay a one-time special cash dividend of $60.0 million to CAC and, upon receipt, CAC will declare and issue a $60.0 million special cash dividend to CAC’s shareholders, which will be used to fund, in part, the cash consideration to be paid to CAC’s shareholders at closing. The transaction is expected to close in the second quarter of 2021, subject to customary closing conditions and required approvals, including the approval of CAC’s stockholders.

During 2020, First Busey incurred $0.5 million in pre-tax acquisition expenses related to the planned acquisition of CAC, comprised primarily of legal expenses.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Debt Securities

The table below provides information on debt securities (dollars in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2020:	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities	$27,481	$356	$—	$—	$27,837
Obligations of U.S. government corporations and agencies	67,406	2,162	(49)	—	69,519
Obligations of states and political subdivisions	292,940	11,779	(8)	—	304,711
Commercial mortgage-backed securities	408,716	10,212	(312)	—	418,616
Residential mortgage-backed securities	1,344,047	24,571	(303)	—	1,368,315
Corporate debt securities	70,953	1,237	(1)	—	72,189
Debt securities available for sale	$2,211,543	$50,317	$(673)	$—	$2,261,187

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
U.S. Treasury securities	$51,472	$265	$—	$51,737
Obligations of U.S. government corporations and agencies	160,364	2,684	(48)	163,000
Obligations of states and political subdivisions	262,492	5,810	(11)	268,291
Commercial mortgage-backed securities	137,733	1,700	(146)	139,287
Residential mortgage-backed securities	912,308	10,282	(624)	921,966
Corporate debt securities	102,696	1,280	—	103,976
Debt securities available for sale	$1,627,065	$22,021	$(829)	$1,648,257

The amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies (dollars in thousands).

	As of December 31, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$121,208	$122,213
Due after one year through five years	239,021	247,833
Due after five years through ten years	256,485	267,859
Due after ten years	1,594,829	1,623,282
Debt securities available for sale	$2,211,543	$2,261,187

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Gross security gains	$1,732	$1,318	$—
Gross security (losses)	(8)	(585)	(1,780)
Net gains (losses) on sales of securities(1)	$1,724	$733	$(1,780)
(1)	Net gains (losses) on sales of securities reported on the Consolidated Statements of Income includes sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $628.0 million and $704.7 million on December 31, 2020 and 2019, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	4,957	(49)	4,957	(49)
Obligations of states and political subdivisions	762	(8)	—	—	762	(8)
Commercial mortgage-backed securities	129,655	(312)	—	—	129,655	(312)
Residential mortgage-backed securities	89,997	(300)	139	(3)	90,136	(303)
Corporate debt securities	1,499	(1)	—	—	1,499	(1)
Total temporarily impaired securities	$221,913	$(621)	$5,096	$(52)	$227,009	$(673)

	Less than 12 months, gross		12 months or more, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	6,362	(48)	—	—	6,362	(48)
Obligations of states and political subdivisions(1)	4,981	(11)	1,548	—	6,529	(11)
Commercial mortgage-backed securities	33,322	(144)	2,044	(2)	35,366	(146)
Residential mortgage-backed securities	78,326	(245)	50,259	(379)	128,585	(624)
Corporate debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$122,991	$(448)	$53,851	$(381)	$176,842	$(829)
(1)	Unrealized losses for greater than 12 months, gross, was less than one thousand dollars.

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. As of December 31, 2020, the Company’s debt security portfolio consisted of 1,114 securities, compared to 1,178 securities at December 31, 2019. The total number of debt securities in the investment portfolio in an unrealized loss position as of December 31, 2020, was 23 and represented an unrealized loss of 0.30% of the aggregate fair value. The total number of debt securities in the investment portfolio in an unrealized loss position as of December 31, 2019, was 55 and represented an unrealized loss of 0.47% of the aggregate fair value. Unrealized losses relate to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes, at December 31, 2020. As of December 31, 2020, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4. Portfolio Loans and Allowance for Credit Losses

Distributions of portfolio loans were as follows (dollars in thousands):

	As of December 31,
	2020	2019
Commercial	$2,014,576	$1,748,368
Commercial real estate	2,892,535	2,793,417
Real estate construction	461,786	401,861
Retail real estate	1,407,852	1,693,769
Retail other	37,428	49,834
Portfolio loans	$6,814,177	$6,687,249

Allowance	(101,048)	(53,748)
Portfolio loans, net	$6,713,129	$6,633,501

Net deferred loan origination costs included in the balances above were $2.4 million and $6.2 million as of December 31, 2020 and 2019, respectively. Net accretable purchase accounting adjustments included in the balances above reduced loans by $10.9 million and $20.2 million as of December 31, 2020 and 2019, respectively. The December 31, 2020, commercial balance includes loans originated under the PPP with an amortized cost of $446.4 million.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:

●	Pass- This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.

●	Watch- This category includes loans that warrant a higher than average level of monitoring to ensure that weaknesses do not cause the inability of the credit to perform as expected. These loans are not necessarily a problem due to other inherent strengths of the credit, such as guarantor strength, but have above average concern and monitoring.

●	Special mention- This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset, or inadequately protect the Company’s credit position at some future date.

●	Substandard- This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Substandard Non-accrual- This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

All loans are graded at their inception. Most commercial lending relationships that are $1.0 million or less are processed through an expedited underwriting process. Most commercial loans greater than $1.0 million are included in a portfolio review at least annually. Commercial loans greater than $0.35 million that have a grading of special mention or worse are reviewed on a quarterly basis. Interim reviews may take place if circumstances of the borrower warrant a more frequent review.

The following table is a summary of risk grades segregated by category of portfolio loans. December 31, 2020, includes purchase discounts and clearings in the pass rating. December 31, 2019, excludes purchase discounts and clearings (dollars in thousands):

	December 31, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,768,755	$136,948	$72,447	$27,903	$8,523
Commercial real estate	2,393,372	383,277	75,486	34,897	5,503
Real estate construction	434,681	24,481	77	2,546	1
Retail real estate	1,382,616	10,264	2,471	3,702	8,799
Retail other	37,324	—	—	—	104
Portfolio loans	$6,016,748	$554,970	$150,481	$69,048	$22,930

	December 31, 2019
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,458,416	$172,526	$66,337	$41,273	$9,096
Commercial real estate	2,477,398	186,963	105,487	26,204	9,178
Real estate construction	351,923	45,262	3,928	737	630
Retail real estate	1,661,691	9,125	5,355	7,001	8,935
Retail other	47,698	—	—	—	57
Portfolio loans	$5,997,126	$413,876	$181,107	$75,215	$27,896

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk grades of portfolio loans, further sorted by origination year at December 31, 2020 is as follows (dollars in thousand):

	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial:
Risk rating
Pass	$812,536	$158,307	$107,565	$93,190	$61,847	$79,970	$455,340	$1,768,755
Watch	16,544	22,247	14,954	13,724	2,577	10,943	55,959	136,948
Special Mention	6,402	2,671	2,069	7,164	6,763	13,733	33,645	72,447
Substandard	7,772	3,791	2,371	1,939	819	1,233	9,978	27,903
Substandard non-accrual	150	3,045	451	2,168	641	68	2,000	8,523
Total commercial	$843,404	$190,061	$127,410	$118,185	$72,647	$105,947	$556,922	$2,014,576
Commercial real estate:
Risk rating
Pass	$717,559	$503,977	$360,573	$384,843	$180,555	$227,068	$18,797	$2,393,372
Watch	88,297	110,526	90,412	33,734	32,887	27,023	398	383,277
Special Mention	16,490	8,858	10,490	10,505	7,102	21,808	233	75,486
Substandard	17,445	4,166	1,491	7,812	2,111	1,377	495	34,897
Substandard non-accrual	1,091	776	821	882	286	1,647	—	5,503
Total commercial real estate	$840,882	$628,303	$463,787	$437,776	$222,941	$278,923	$19,923	$2,892,535
Real estate construction:
Risk rating
Pass	$179,232	$171,663	$64,025	$1,468	$761	$1,444	$16,088	$434,681
Watch	18,485	3,657	337	1,838	164			24,481
Special Mention	67	10	—	—	—	—	—	77
Substandard	2,400	—	—	—	146	—	—	2,546
Substandard non-accrual	—	—	—	—	—	1	—	1
Total real estate construction	$200,184	$175,330	$64,362	$3,306	$1,071	$1,445	$16,088	$461,786
Retail real estate:
Risk rating
Pass	$319,302	$162,711	$135,065	$136,427	$140,600	$257,147	$231,364	$1,382,616
Watch	2,715	2,053	1,396	349	579	233	2,939	10,264
Special Mention	509	—	—	—	1,962	—	—	2,471
Substandard	899	96	56	26	727	1,631	267	3,702
Substandard non-accrual	687	78	646	1,147	233	4,815	1,193	8,799
Total retail real estate	$324,112	$164,938	$137,163	$137,949	$144,101	$263,826	$235,763	$1,407,852
Retail other:
Risk rating
Pass	$8,357	$9,430	$5,600	$2,516	$691	$440	$10,290	$37,324
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	14	7	5	15	5	57	1	104
Total retail other	$8,371	$9,437	$5,605	$2,531	$696	$497	$10,291	$37,428

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	December 31, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$243	$—	$—	$8,523
Commercial real estate	—	—	—	5,503
Real estate construction	237	235	—	1
Retail real estate	6,248	400	1,305	8,799
Retail other	66	149	66	104
Past due and non-accrual loans	$6,794	$784	$1,371	$22,930

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$1,075	$1,014	$199	$9,096
Commercial real estate	2,653	3,121	584	9,178
Real estate construction	19	—	—	630
Retail real estate	5,021	1,248	828	8,935
Retail other	52	68	—	57
Past due and non-accrual loans	$8,820	$5,451	$1,611	$27,896

Gross interest income that would have been recorded in the years ended December 31, 2020, 2019, and 2018, if non-accrual loans and 90+ days past due loans had been current in accordance with their original terms, was approximately $1.8 million, $2.3 million, and $1.7 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant in 2020, 2019, and 2018.

A summary of TDR loans is as follows (dollars in thousands):

	December 31,
	2020	2019
In compliance with modified terms	$3,814	$5,005
30 – 89 days past due	15	—
Included in non-performing loans	1,249	702
TDR loans	$5,078	$5,707

Loans still outstanding that were newly classified as a TDR in compliance with modified terms during the year ended December 31, 2020, consisted of three retail real estate loans for payment modifications, with a recorded investment of $0.8 million. Loans newly classified as a TDR in compliance with modified terms during the year ended December 31, 2019, and outstanding at December 31, 2019, consisted of one commercial loan for short-term interest rate relief, with a recorded investment of $0.3 million.

Gross interest income that would have been recorded in the years ended December 31, 2020 and 2019, if TDRs had performed in accordance with their original terms instead of modified terms, was insignificant.

There were no TDRs that were entered into during the year ended December 31, 2020, that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual). One commercial real estate TDR that was entered into during the year ended December 31, 2019, was subsequently classified as non-performing and had payment defaults; it was then transferred to OREO by December 31, 2019.

Modified loans with payment deferrals that fall under the CARES Act or revised Interagency Statement that suspended requirements under GAAP related to TDR classification are not included in the Company’s TDR totals.  As of December 31, 2020, the Company had 98 commercial loans on payment deferrals representing $208.6 million in loans, 351 mortgage/personal loans on payment deferrals representing $47.7 million in loans and an additional loan for $0.1 million related to a purchased home equity lines of credit pool.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide details of loans evaluated individually, segregated by category. With the adoption of CECL, the Company only evaluated loans with disparate risk characteristics on an individual basis. The unpaid contractual principal balance represents the customer outstanding balance excluding any partial charge-offs. Amortized cost represents customer balances net of any partial charge-offs recognized on the loan. Average amortized cost is calculated using the most recent four quarters (dollars in thousands):

	December 31, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$16,771	$4,001	$4,371	$8,372	$1,600	$7,920
Commercial real estate	7,406	6,067	—	6,067	—	9,349
Real estate construction	292	292	—	292	—	581
Retail real estate	5,873	5,490	25	5,515	25	7,439
Retail other	—	—	—	—	—	10
Loans evaluated individually	$30,342	$15,850	$4,396	$20,246	$1,625	$25,299

	December 31, 2019
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$14,415	$4,727	$5,026	$9,753	$3,330	$13,774
Commercial real estate	14,487	9,883	2,039	11,922	1,049	16,678
Real estate construction	1,116	974	—	974	—	873
Retail real estate	15,581	13,898	474	14,372	474	14,003
Retail other	87	58	—	58	—	42
Loans evaluated individually	$45,686	$29,540	$7,539	$37,079	$4,853	$45,370

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of December 31, 2020, there were $14.8 million of collateral dependent loans which are secured by real estate or business assets.

Allowance for Credit Losses

Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. As of December 31, 2020, the Company expects the markets in which it operates to experience continued economic uncertainty around the levels of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period. PPP loans were excluded from the allowance calculation as they are 100% government guaranteed.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details activity in the allowance for credit losses. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Year Ended December 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	10,832	17,511	1,452	9,050	(48)	38,797
Charged-off	(6,376)	(1,972)	(18)	(2,057)	(665)	(11,088)
Recoveries	404	195	601	1,212	346	2,758
Ending balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048

	As of and for the Year Ended December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for credit losses	4,893	3,002	(70)	2,102	479	10,406
Charged-off	(6,478)	(3,257)	—	(1,162)	(863)	(11,760)
Recoveries	2,047	308	551	1,084	464	4,454
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

	As of and for the Year Ended December 31, 2018
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$14,779	$21,813	$2,861	$13,783	$346	$53,582
Provision for credit losses	5,767	3,227	(259)	(4,824)	518	4,429
Charged-off	(3,968)	(4,352)	(97)	(1,815)	(712)	(10,944)
Recoveries	1,251	449	218	1,327	336	3,581
Ending balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance and amortized cost of portfolio loans by category (dollars in thousands):

	As of December 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance:
Ending balance attributed to:
Loans individually evaluated for impairment	$1,600	$—	$—	$25	$—	$1,625
Loans collectively evaluated for impairment	22,266	46,230	8,193	21,967	767	99,423
Allowance, ending balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048

Loans:
Loans individually evaluated for impairment	$8,372	$4,161	$292	$5,149	$—	$17,974
Loans collectively evaluated for impairment	2,006,204	2,886,468	461,494	1,402,337	37,428	6,793,931
PCD loans evaluated for impairment	—	1,906	—	366	—	2,272
Loans, ending balance	$2,014,576	$2,892,535	$461,786	$1,407,852	$37,428	$6,814,177

	As of December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Allowance:
Ending balance attributed to:
Loans individually evaluated for impairment	$3,330	$1,049	$—	$474	$—	$4,853
Loans collectively evaluated for impairment	14,961	20,141	3,204	10,021	568	48,895
Allowance, ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

Loans:
Loans individually evaluated for impairment	$9,740	$10,018	$539	$13,676	$58	$34,031
Loans collectively evaluated for impairment	1,738,615	2,781,495	400,887	1,679,397	49,776	6,650,170
PCI loans evaluated for impairment	13	1,904	435	696	—	3,048
Loans, ending balance	$1,748,368	$2,793,417	$401,861	$1,693,769	$49,834	$6,687,249

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. OREO

OREO represents properties acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets. The following table summarizes the composition of the Company’s OREO balances as of December 31, 2020 and 2019 (dollars in thousands):

	As of December 31,
	2020	2019
Commercial	$4,206	$2,657
Residential	364	399
Other repossessed assets	1	1
Total OREO	$4,571	$3,057

At December 31, 2020, the Company had $1.0 million of residential real estate in the process of foreclosure. The Company has elected to follow Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans. The agency has extended the moratoriums on single-family foreclosures and real estate owned evictions until at least March 31, 2021. Additionally, the Company follows all COVID-19 related state foreclosure and eviction orders. These guidelines and orders are likely to be updated, and most foreclosures will be delayed into mid-2021 or beyond.

The following table summarizes activity related to OREO (dollars in thousands):

	Years Ended December 31,
	2020	2019
OREO:
Beginning balance	$3,057	$376
Additions, transfers from loans	2,867	4,872
Additions, fair value from acquisition	—	149
Sales of OREO	(1,282)	(2,277)
Capitalized improvements	—	2
Cash payments collected	(3)	(3)
Valuation allowance for OREO	(68)	(62)
Ending balance	$4,571	$3,057

Note 6. Premises and Equipment, net

Premises and equipment, net are summarized as follows (dollars in thousands):

	As of December 31,
	2020	2019
Land and improvements	$40,762	$43,967
Buildings and improvements	130,610	134,473
Furniture and equipment	53,766	54,328
Premises and equipment, gross	225,138	232,768
Accumulated depreciation	89,947	81,501
Premises and equipment, net	$135,191	$151,267

Depreciation expense was $12.3 million, $11.9 million, and $9.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. The Company’s goodwill is associated with its three operating segments, Banking, Remittance Processing, and Wealth Management. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its estimated fair value. Based on the impairment testing performed at December 31, 2020, there were no indicators of potential impairment based on the estimated fair value of those operating segments. All three operating segments have sustained quarterly and annual earnings.

During 2020, the Company recorded, in the Wealth Management operating segment, other intangible assets totaling $0.4 million in connection with an asset acquisition. During 2019, the Company recorded, in the Banking operating segment, goodwill totaling $41.4 million and other intangible assets totaling $27.2 million in connection with the acquisition of Banc Ed. In addition, $5.4 million of other intangible assets was recorded in the Wealth Management operating segment in 2019 in connection with the acquisition of Banc Ed. Further, in 2019 the Company recorded, in the Wealth Management operating segment, goodwill totaling $2.4 million and other intangible assets totaling $5.7 million relating to the acquisition of IST.

The carrying amount of goodwill by operating segment, at December 31, 2020 and 2019 is as follows (dollars in thousands):

	As of December 31,
	2020	2019
Goodwill:
Banking	$288,436	$288,436
Remittance Processing	8,992	8,992
Wealth Management	14,108	14,108
Total goodwill	$311,536	$311,536

Core deposit and customer relationship intangible assets are amortized over the estimated period benefited. Intangible asset disclosures are as follows (dollars in thousands):

	As of and for the Years Ended December 31,
	2020			2019
		Customer			Customer
	Core deposit	relationship		Core deposit	relationship
	intangible	intangible	Total	intangible	intangible	Total
Intangible assets, gross	$90,256	$24,608	$114,864	$90,256	$24,208	$114,464
Accumulated amortization	46,909	15,970	62,879	39,156	13,715	52,871
Intangible assets, net	$43,347	$8,638	$51,985	$51,100	$10,493	$61,593

Amortization expense	$7,753	$2,255	$10,008	$7,963	$1,584	$9,547

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future expense for the amortization of intangible assets, as estimated at December 31, 2020, is summarized in the table below for the periods presented (dollars in thousands):

		Customer
	Core deposit	relationship
Estimated amortization expense at December 31, 2020:	intangible	intangible	Total
2021	$7,259	$2,060	$9,319
2022	6,749	1,797	8,546
2023	6,226	1,469	7,695
2024	5,686	1,141	6,827
2025	4,915	879	5,794
Thereafter	12,512	1,292	13,804
Total estimated amortization expense	$43,347	$8,638	$51,985

Note 8. Deposits

The composition of deposits is as follows (dollars in thousands):

	As of December 31,
	2020	2019
Demand deposits, noninterest-bearing	$2,552,039	$1,832,619
Interest-bearing transaction deposits	2,263,093	1,989,854
Saving deposits and money market deposits	2,743,369	2,545,073
Time deposits	1,119,348	1,534,850
Total deposits	$8,677,849	$7,902,396

Additional information about our deposits is as follows (dollars in thousands):

	As of December 31,
	2020	2019
Brokered savings deposits and money market deposits	$2,251	$12,514
Brokered time deposits	5,257	5,498
Aggregate amount of time deposits with a minimum denomination of $100,000	568,735	854,132
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	192,563	297,442

As of December 31, 2020, the scheduled maturities of time deposits are as follows (dollars in thousands):

As of
Scheduled maturities of time deposits:	December 31, 2020
2021	$775,495
2022	195,906
2023	83,862
2024	48,761
2025	15,293
Thereafter	31
Total time deposits	$1,119,348

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Company’s safekeeping agent. The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase were $175.6 million at December 31, 2020, with a weighted average rate of 0.13%, compared to $205.5 million with a weighted average rate of 1.05% at December 31, 2019.

Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased at December 31, 2020 and 2019.

Short-term borrowings include $4.7 million of FHLB advances at December 31, 2020, which mature in less than one year from date of origination. At December 31, 2019, short term borrowings included $2.6 million of FHLB advances and $6.0 million of debt due within 12 months.

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

The Amended and Restated Credit Agreement retained the Company’s $20.0 million revolving credit facility with a maturity date of April 30, 2019. On April 19, 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement to extend the maturity of its revolving credit facility to April 30, 2020. On April 24, 2020, the revolving credit facility maturity was again extended by amendment one year, to April 30, 2021, with an annual interest rate of one-month LIBOR plus a spread of 1.75%. The revolving credit facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving facility on December 31, 2020 or 2019.

Long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2020	2019
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$4,757	$35,600
Term Loan	—	48,000
Total long-term debt	$4,757	$83,600

As of December 31, 2020, funds borrowed from the FHLB, listed above, consisted of a variable-rate note maturing May 2023, with an interest rate of 3.04%. As of December 31, 2019, funds borrowed from the FHLB, listed above, consisted of variable-rate notes maturing through September 2024, with interest rates ranging from 1.25% to 3.04%. The weighted average rate on these long-term advances was 1.53% as of December 31, 2019.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25,

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commencing on November 25, 2017, during the five-year fixed term and thereafter on February 25, May 25, August 25, and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company.

On June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each June 1 and December 1, during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company.

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2020	2019
Unamortized debt issuance costs related to:
Senior notes issued in 2017	$191	$326
Subordinated notes issued in 2017	651	752
Subordinated notes issued in 2020	2,123	—
Total unamortized debt issuance costs	$2,965	$1,078

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts maintained by Pulaski and the fair value adjustment is being accreted over the weighted average remaining life. The Company had $71.5 million and $71.3 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2020 and 2019, respectively, maturing in 2034 through 2036.

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2020, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are excluded from capital over a phase-out period.  However, if such securities were issued prior to May 19, 2010, by bank holding companies with less than $15.0 billion of assets, they may be retained, subject to certain restrictions.  Because the Company has assets of less than $15.0 billion, and all of its trust preferred securities were issued prior to 2010, it is able to maintain its trust preferred proceeds as capital, but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

Note 11. Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of December 31, 2020 and 2019, all capital ratios of the Company and Busey Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2020 that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. On August 26, 2020, the CECL final rule was finalized and was substantially similar to the interim final rule. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, from the adoption of CECL will be deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our allowance for credit losses, retained earnings, and average total consolidated assets from January  1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (adjusted transition amounts) and deferred for the two-year period. At the conclusion of the two-year period (January 1, 2022), the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

On June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030, which qualify as Tier 2 capital for regulatory purposes.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,245,997	17.04%	$585,015	8.00%	$731,269	10.00%
Busey Bank	$1,131,875	15.50%	$584,082	8.00%	$730,103	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$983,033	13.44%	$438,761	6.00%	$585,015	8.00%
Busey Bank	$1,053,910	14.44%	$438,062	6.00%	$584,082	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$909,033	12.43%	$329,071	4.50%	$475,325	6.50%
Busey Bank	$1,053,910	14.44%	$328,546	4.50%	$474,567	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$983,033	9.79%	$401,717	4.00%	N/A	N/A
Busey Bank	$1,053,910	10.52%	$400,581	4.00%	$500,727	5.00%

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,036,143	14.03%	$590,826	8.00%	$738,532	10.00%
Busey Bank	$1,099,449	14.92%	$589,681	8.00%	$737,101	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$922,395	12.49%	$443,120	6.00%	$590,826	8.00%
Busey Bank	$1,045,701	14.19%	$442,261	6.00%	$589,681	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$848,395	11.49%	$332,340	4.50%	$480,046	6.50%
Busey Bank	$1,045,701	14.19%	$331,696	4.50%	$479,116	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$922,395	9.88%	$373,360	4.00%	N/A	N/A
Busey Bank	$1,045,701	11.19%	$373,639	4.00%	$467,049	5.00%

In July 2013, the U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) Common Equity Tier 1 to risk-

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank, such as Busey Bank, may not pay dividends in excess of its net profits. Busey Bank paid dividends to the Company of $122.0 million and $70.0 million during 2020 and 2019, respectively.

Note 12. Income Taxes

The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Current expense:
Federal	$21,027	$22,479	$18,076
State	12,144	8,910	9,807
Deferred expense:
Federal	(3,657)	(380)	5,068
State	(1,652)	476	2,048
Total income tax expense	$27,862	$31,485	$34,999

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the accompanying Consolidated Statements of Income is as follows:

	% of Pretax Income
	Years Ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax-exempt interest, net	(1.6)%	(1.7)%	(1.3)%
Stock incentive	0.2%	(0.1)%	(0.3)%
State income taxes, net	6.5%	5.5%	7.3%
Income on bank owned life insurance	(0.9)%	(0.9)%	(0.6)%
Tax credit investments	(3.2)%	(1.3)%	—%
Other, net	(0.3)%	0.9%	—%
	21.7%	23.4%	26.1%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred taxes at December 31, 2020 and 2019, reported in other assets or other liabilities in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands).

	2020	2019
Deferred tax assets:
Allowance for credit losses	$30,332	$15,416
Unrealized loss on cash flow hedge	871	80
Stock-based compensation	2,975	2,069
Deferred compensation	66	166
Affordable housing partnerships and other investments	—	697
Purchase accounting adjustments	4,470	11,301
Accrued vacation	610	827
Lease liabilities	2,142	2,650
Employee costs	1,598	1,048
Other	431	809
Total deferred tax assets	$43,495	$35,063

Deferred tax liabilities:
Unrealized gain on securities available for sale	(14,151)	(6,032)
Basis in premises and equipment	(348)	(4,222)
Affordable housing partnerships and other investments	(1,995)	(1,411)
Purchase accounting adjustments	(1,835)	(1,023)
Mortgage servicing assets	(3,418)	(3,717)
Basis in core deposit, customer intangible assets, and asset purchase goodwill	(12,714)	(17,120)
Deferred loan origination costs	(2,654)	(1,730)
Right of use assets	(2,130)	(2,633)
Unrealized gain on equity securities	(276)	(593)
Other	(405)	(508)
Total deferred tax liabilities	$(39,926)	$(38,989)

Net deferred tax asset (liability)	$3,569	$(3,926)

At December 31, 2020, the Company had no net operating loss carryforward.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no valuation allowance is required for any deferred tax assets as of December 31, 2020 or 2019.

Note 13. Employee Benefit Plans

Employees’ Stock Ownership Plan

Prior to 2014, the First Busey ESOP was available to all full-time employees who met certain age and length of service requirements. Effective in 2014, the ESOP was frozen, all shares were fully vested, and there were no new contributions under the ESOP. On October 31, 2019, First Busey’s board of directors elected to terminate the ESOP and filed a determination letter with the Internal Revenue Service on February 10, 2020. During 2020, the ESOP was terminated, and all plan assets were distributed.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held in the ESOP are summarized in the table below (dollars in thousands):

	As of December 31, 2020		As of December 31, 2019
	Shares	Fair Value	Shares	Fair Value
Shares held in the ESOP:
Acquired prior to December 31, 1992	—	$—	113,866	$3,131
Acquired after December 31, 1992	—	—	36,719	1,010
Total shares held in the ESOP	—	$—	150,585	$4,141

Profit Sharing Plan

All full-time employees who meet certain age and service requirements are eligible to participate in the Company's profit-sharing plan. Contributions and related expenses, if any, are determined solely by the boards of directors of the Company and its subsidiaries, and in no case may annual contributions be greater than the amounts deductible for federal income tax purposes for that year.

The rights of profit-sharing plan participants vest ratably over a five-year period, except for the 401(k) match, which vests immediately. Expenses related to the employee benefit plans were $6.0 million, $5.8 million, and $5.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred Compensation Plan

The Company previously sponsored deferred compensation plans for executive officers for deferral of compensation. Effective March 28, 2018, the deferred compensation plan was terminated, and account balances were distributed in April 2019.

There was no deferred compensation liability balance as of December 31, 2020. The Company’s 2019 deferred compensation liability was impacted by our 2019 acquisition of Banc Ed, resulting in a balance of $0.4 million as of December 31, 2019, which was settled in January 2020.

There was no deferred compensation expense for the year ended December 31, 2020. Deferred compensation expense reported for the years ended December 31, 2019 and 2018, was $0.1 million and $0.3 million, respectively.

Note 14. Stock-based Compensation

Overview

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also grants performance-based restricted stock unit awards to members of management periodically throughout the year. Each performance-based restricted stock unit is equivalent to one share of the Company’s common stock. The number of units ultimately earned will be determined based on the achievement of market performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

The Company has outstanding stock options assumed from acquisitions.

Upon exercise or vesting/delivery, shares are expected (though not required) to be issued from treasury.

Stock Option Plan

A summary of the status of and changes in the Company's stock option awards for the year ended December 31, 2020, follows:

	2020
			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of year	53,185	$22.00	5.90	$292
Exercised	(12,956)	17.45
Forfeited	—	—
Expired	(1,144)	21.35
Outstanding at end of year	39,085	$23.53	5.88	$—

Exercisable at end of year	39,085	$23.53	5.88	$—

The Company did not record any stock option compensation expense for the year ended December 31, 2020. The Company recorded stock option compensation expense, related to the converted options from First Community, totaling $0.1 million, and $0.2 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, the Company did not have any unrecognized stock option expense.

Restricted Stock Unit, Deferred Stock Unit, and Performance-Based Restricted Stock Unit Awards:

A summary of the changes in the Company’s restricted stock units for the year ended December 31, 2020, is as follows:

	2020
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of year	778,317	$27.27
Granted	385,893	17.26
Dividend equivalents earned	41,592	18.85
Vested	(117,641)	21.38
Forfeited	(71,123)	26.34
Non-vested at end of year	1,017,038	$23.87

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the Company’s deferred stock units for the year ended December 31, 2020, is as follows:

	2020
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of year	21,261	$26.78
Granted	33,419	17.17
Dividend equivalents earned	4,507	18.97
Vested	(24,924)	25.68
Forfeited	—	—
Non-vested at end of year	34,263	$17.18

Outstanding at end of year	71,044	$24.34

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

On September 21, 2020, under the terms of the 2020 Equity Incentive Plan, the Company granted 1,550 restricted stock units to a member of management. The grant date fair value of the award was insignificant and will be recognized as compensation expense over the requisite service period of five years.

During the third quarter of 2020, the Company granted a target of 15,724 performance-based restricted stock units with a maximum of 25,158 units. The actual number of units issued at the vest date could range from 0% to 160% of the initial grant, depending on attaining the market performance goal. The grant date fair value of the award is $0.3 million and will be recognized in compensation expense over the performance period ending December 31, 2022.

A description of restricted stock units and deferred stock units granted in 2019 and 2018 under the terms of the 2010 Equity Plan or the First Community 2016 Equity Incentive Plan can be found in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018.

The Company issued 106,589 treasury shares in conjunction with the vesting of restricted stock units and settlement of deferred stock units in 2020. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

The Company recognized $7.1 million, $3.8 million, and $3.5 million of compensation expense related to both non-vested restricted stock units and deferred stock units for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $10.9 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 3.0 years.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Transactions with Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with related parties which include directors, executive officers, chief credit officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following is an analysis of the changes in loans to related parties as a group during the year ended December 31, 2020 (dollars in thousands):

2020
Balance at beginning of year	$53,327
Change in relationship	(11,037)
New loans/advances	12,593
Repayments	(12,962)
Balance at end of year	$41,921

Total unused commitments to directors and executive officers were $50.0 million at December 31, 2020.

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of December 31,
	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,754,370	$1,649,565
Standby letters of credit	38,937	42,581

Note 17.  Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  Additionally, the Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors, and interest rate swaps with customers and other third parties.  See “Note 18. Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings. Change in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

Interest rate swaps with notional amounts totaling $70.0 million as of December 31, 2020, were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $3.1 million and $0.3 million is recorded in other liabilities in the Consolidated Financial Statements at December 31, 2020 and 2019, respectively, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	Years Ended December 31,
	2020		2019
Notional amount	$70,000		$70,000
Weighted average fixed pay rates	1.80%		1.80%
Weighted average variable 3-month LIBOR receive rates	0.22%		1.90%
Weighted average maturity, in years	2.85	yrs	3.86	yrs
Unrealized gains (losses), net of tax	$(2,184)		$(200)

Interest income (expense) recorded on these swap transactions was $(0.8) million during the year ended December 31, 2020, and was an insignificant amount in 2019. The Company expects $(0.3) million of the unrealized gain (loss) to be reclassified from OCI to interest expense during the next three months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2020.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Years Ended December 31,
Interest rate contracts	2020	2019
Amount of gain (loss) recognized in OCI	$(2,526)	$(202)
Amount of (gain) loss reclassified from OCI to interest expense	542	2

The Company pledged $3.2 million and $0.3 million in cash to secure its obligation under these contracts at December 31, 2020 and 2019, respectively.

Interest Rate Lock Commitments.  Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets for the periods presented (dollars in thousands):

		December 31, 2020		December 31, 2019
		Notional	Fair	Notional	Fair
Derivatives with positive fair value	Location	Amount	Value	Amount	Value
Interest rate lock commitments	Other assets	$45,004	$1,201	$67,965	$1,032
Forward sales commitments	Other assets	978	32	1,773	14
Mortgage banking derivatives recorded in other assets		$45,982	$1,233	$69,738	$1,046

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$118	$1	$1,114	$11
Forward sales commitments	Other liabilities	84,964	2,662	133,482	2,176
Mortgage banking derivatives recorded in other liabilities		$85,082	$2,663	$134,596	$2,187

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Years Ended December 31,
	Location	2020	2019	2018
Interest rate lock commitments	Mortgage revenue	$9,667	$3,988	$1,757
Forward sales commitments	Mortgage revenue	(18,329)	(6,751)	(3,110)
Net gains (losses)		$(8,662)	$(2,763)	$(1,353)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges. The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $395.0 million and $290.4 million, at December 31, 2020 and 2019, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The following table reflects the amount and fair value of derivative assets and liabilities related to customer interest rate swaps recorded in the Consolidated Balance Sheets for the periods presented (dollars in thousands):

	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
December 31, 2020	Amount	Value	Amount	Value
Interest rate swaps - pay floating, receive fixed	$394,954	$32,685	$—	$—
Interest rate swaps - pay fixed, receive floating	—	—	394,954	32,685
Derivatives not designated as hedging instruments	$394,954	$32,685	$394,954	$32,685

	Derivative Asset		Derivative Liability

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Notional	Fair	Notional	Fair
December 31, 2019	Amount	Value	Amount	Value
Interest rate swaps - pay floating, receive fixed	$290,418	$12,354	$—	$—
Interest rate swaps - pay fixed, receive floating	—	—	290,418	12,354
Derivatives not designated as hedging instruments	$290,418	$12,354	$290,418	$12,354

Changes in fair value of these derivative assets and liabilities are recorded in non-interest expense in the Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Years Ended December 31,
	Location	2020	2019	2018
Interest rate swaps - pay floating, receive fixed	Non-interest expense	$20,331	$10,915	$1,176
Interest rate swaps - pay fixed, receive floating	Non-interest expense	(20,331)	(10,915)	(1,176)
Net change in fair value of interest rate swaps		$—	$—	$—

The Company pledged $36.0 million and $18.1 million in cash to secure its obligation under these contracts at December 31, 2020 and 2019, respectively.

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Available for Sale. Debt securities classified as available for sale are reported at fair value utilizing level 2 measurements. The Company obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

The independent pricing service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The models and processes take into account market conventions. For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements, and sector news into the evaluated pricing applications and models.

Market inputs that the independent pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The independent pricing service also monitors market indicators, industry, and economic events. For certain security types, additional inputs may be used or some of the market inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on a given day. Because the data utilized was observable, the securities have been classified as Level 2.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2020
Debt securities available for sale
U.S. Treasury securities	$—	$27,837	$—	$27,837
Obligations of U.S. government corporations and agencies	—	69,519	—	69,519
Obligations of states and political subdivisions	—	304,711	—	304,711
Commercial mortgage-backed securities	—	418,616	—	418,616
Residential mortgage-backed securities	—	1,368,315	—	1,368,315
Corporate debt securities	—	72,189	—	72,189
Equity securities	—	5,530	—	5,530
Loans held for sale	—	42,813	—	42,813
Derivative assets	—	33,918	—	33,918
Derivative liabilities	—	38,403	—	38,403

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2019
Debt securities available for sale
U.S. Treasury securities	$—	$51,737	$—	$51,737
Obligations of U.S. government corporations and agencies	—	163,000	—	163,000
Obligations of states and political subdivisions	—	268,291	—	268,291
Commercial mortgage-backed securities	—	139,287	—	139,287
Residential mortgage-backed securities	—	921,966	—	921,966
Corporate debt securities	—	103,976	—	103,976
Equity securities	—	5,952	—	5,952
Loans held for sale	—	68,699	—	68,699
Derivative assets	—	13,400	—	13,400
Derivative liabilities	—	14,821	—	14,821

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans Evaluated Individually. The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, the fair value of individually evaluated collateral dependent loans have been classified as Level 3.

OREO. Non-financial assets measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of the unobservable inputs, all OREO fair values have been classified as Level 3.

Bank Property Held for Sale. Bank property held for sale represents certain banking center office buildings which the Company has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell. Fair values were based upon discounted appraisals

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or real estate listing price. Due to the significance of unobservable inputs, all bank property held for sale fair values have been classified as Level 3.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2020
Loans evaluated individually	$—	$—	$2,771	$2,771
OREO	—	—	106	106
Bank property held for sale	—	—	10,676	10,676

December 31, 2019
Loans evaluated individually	$—	$—	$2,686	$2,686
OREO	—	—	55	55
Bank property held for sale	—	—	4,004	4,004

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
December 31, 2020
Loans evaluated individually	$2,771	Appraisal of collateral	Appraisal adjustments	-30.0% to -100% (-37.0)%
OREO	106	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-54.5)%
Bank property held for sale	10,676	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-42.8)%

December 31, 2019
Loans evaluated individually	$2,686	Appraisal of collateral	Appraisal adjustments	-2.9% to -100% (-57.8)%
OREO	55	Appraisal of collateral	Appraisal adjustments	-25.0% to -100% (-65.0)%
Bank property held for sale	4,004	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -71.3% (-40.7)%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$688,537	$688,537	$529,288	$529,288
Level 2 inputs:
Accrued interest receivable	33,240	33,240	27,109	27,109
Level 3 inputs:
Portfolio loans, net	6,713,129	6,755,425	6,633,501	6,648,560
Mortgage servicing rights	10,912	11,107	12,326	18,193
Other servicing rights	1,434	1,966	1,071	1,740

Financial liabilities:
Level 2 inputs:
Time deposits	$1,119,348	$1,132,107	$1,534,850	$1,538,597
Securities sold under agreements to repurchase	175,614	175,614	205,491	205,491
Short-term borrowings	4,658	4,661	8,551	8,552
Long-term debt	4,757	5,014	83,600	83,614
Junior subordinated debt owed to unconsolidated trusts	71,468	59,943	71,308	74,153
Accrued interest payable	3,401	3,401	5,000	5,000
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,809	40,104	39,674	40,099
Subordinated notes, net of unamortized issuance costs	182,226	187,697	59,248	61,514

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per common share have been computed as follows (dollars in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Net income	$100,344	$102,953	$98,928

Shares:
Weighted average common shares outstanding	54,567,429	54,851,652	48,854,330
Dilutive effect of outstanding options, warrants, and restricted stock units as determined by the application of the treasury stock method	259,510	280,842	361,125
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	54,826,939	55,132,494	49,215,455

Basic earnings per common share	$1.84	$1.88	$2.02

Diluted earnings per common share	$1.83	$1.87	$2.01

Common stock equivalents excluded from the earning per common share calculations because their effect would have been anti-dilutive	206,355	201,029	363,849

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Year Ended December 31, 2020
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$21,192	$(6,032)	$15,160
Unrealized holding gains (losses) on debt securities available for sale, net	30,176	(8,615)	21,561
Amounts reclassified from accumulated other comprehensive income, net	(1,724)	496	(1,228)
Balance at end of period	$49,644	$(14,151)	$35,493

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	(280)	80	(200)
Unrealized holding gains (losses) on cash flow hedges, net	(3,533)	1,007	(2,526)
Amounts reclassified from accumulated other comprehensive income, net	758	(216)	542
Balance at end of period	$(3,055)	$871	$(2,184)
Total accumulated other comprehensive income (loss)	$46,589	$(13,280)	$33,309

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$(9,528)	$2,716	$(6,812)
Unrealized holding gains (losses) on debt securities available for sale, net	26,430	(7,525)	18,905
Unrealized losses on debt securities transferred from held to maturity to available for sale	5,023	(1,433)	3,590
Amounts reclassified from accumulated other comprehensive income, net	(733)	210	(523)
Balance at end of period	$21,192	$(6,032)	$15,160

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	—	—	—
Unrealized holding gains (losses) on cash flow hedges, net	(283)	81	(202)
Amounts reclassified from accumulated other comprehensive income, net	3	(1)	2
Balance at end of period	$(280)	$80	$(200)
Total accumulated other comprehensive income (loss)	$20,912	$(5,952)	$14,960

	Year Ended December 31, 2018
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$(4,777)	$1,967	$(2,810)
Unrealized holding gains (losses) on debt securities available for sale, net	(6,531)	1,861	(4,670)
Amounts reclassified from accumulated other comprehensive income, net	1,780	(507)	1,273
Tax Cuts and Jobs Act of 2017 reclassification	—	(605)	(605)
Balance at end of period	$(9,528)	$2,716	$(6,812)

Total accumulated other comprehensive income (loss)	$(9,528)	$2,716	$(6,812)

Note 21. Operating Segments and Related Information

The Company has three reportable operating segments, Banking, Remittance Processing, and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and through its banking center in Indianapolis, Indiana. The Remittance Processing operating segment provides solutions for online bill payments, lockbox, and walk-in payments. The Wealth Management operating segment provides a full range of asset management, investment, and fiduciary services to individuals, businesses, and foundations, tax preparation, philanthropic advisory services, and farm and brokerage services.

The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. The “other” category consists of the Parent Company, First Busey Risk Management, and the elimination of intercompany transactions.

The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies.” The Company accounts for intersegment revenue and transfers at current market value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Banking	$288,436	$288,436	$10,462,673	$9,632,368
Remittance Processing	8,992	8,992	46,553	44,209
Wealth Management	14,108	14,108	46,504	32,760
Other	—	—	(11,683)	(13,608)
Totals	$311,536	$311,536	$10,544,047	$9,695,729

	Years Ended December 31,
	2020	2019	2018
Net interest income:
Banking	$294,728	$296,754	$248,291
Remittance Processing	79	76	67
Wealth Management	—	—	327
Other	(11,872)	(9,607)	(7,279)
Total net interest income	$282,935	$287,223	$241,406

Non-interest income:
Banking	$61,043	$63,613	$43,197
Remittance Processing	16,548	16,450	15,876
Wealth Management	43,429	39,075	31,621
Other	(2,755)	(2,723)	(701)
Total non-interest income	$118,265	$116,415	$89,993

Non-interest expense:
Banking	$185,445	$211,559	$154,455
Remittance Processing	13,279	10,990	10,749
Wealth Management	26,086	24,534	19,283
Other	9,387	11,711	8,556
Total non-interest expense	$234,197	$258,794	$193,043

Income before income taxes:
Banking	$131,529	$138,401	$132,604
Remittance Processing	3,348	5,536	5,194
Wealth Management	17,343	14,541	12,665
Other	(24,014)	(24,040)	(16,536)
Total income before income taxes	$128,206	$134,438	$133,927

Net income:
Banking	$101,226	$106,409	$97,369
Remittance Processing	2,372	4,060	3,710
Wealth Management	13,181	11,135	9,372
Other	(16,435)	(18,651)	(11,523)
Total net income	$100,344	$102,953	$98,928

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for banking centers, ATM locations, and office space with terms extending through 2032. As of December 31, 2020, the Company reported $7.7 million of right of use assets and $7.8 million lease liabilities in its Consolidated Balance Sheets, compared with $9.5 million and $9.6 million, respectively, at December 31, 2019.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Years Ended December 31,
Lease Costs	2020	2019
Operating lease costs	$2,524	$2,364
Variable lease costs	416	432
Short-term lease costs	35	84
Sublease income	—	—
Net lease cost	$2,975	$2,880

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$2,526	$2,296
Operating lease cash flows – Liability reduction	2,289	2,010
Right of use assets obtained during the period in exchange for operating lease liabilities	743	923
Weighted average lease term (in years)	5.93	7.20
Weighted average discount rate	2.82%	3.08%

At December 31, 2020, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $3.0 million, $2.9 million, and $2.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Future undiscounted lease payments with initial terms of one year or more as of December 31, 2020, are as follows (dollars in thousands):

As of
December 31,
2020
2021	$1,983
2022	1,555
2023	1,358
2024	957
2025	840
Thereafter	1,792
Amounts representing interest	(728)
Present value of net future minimum lease payments	$7,757

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below (dollars in thousands).

BALANCE SHEETS

	As of December 31,
	2020	2019
Assets
Cash and cash equivalents	$129,183	$14,952
Equity securities	5,530	5,923
Investments in subsidiaries:
Bank	1,417,130	1,417,941
Non-bank	2,746	806
Premises and equipment, net	51	68
Other assets	21,664	13,873
Total assets	$1,576,304	$1,453,563

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$—	$6,000
Long-term debt	—	48,000
Senior notes, net of unamortized issuance costs	39,809	39,674
Subordinated notes, net of unamortized issuance costs	182,226	59,248
Junior subordinated debentures owed to unconsolidated trusts	71,468	71,308
Other liabilities	12,732	8,899
Total liabilities	306,235	233,129

Total stockholders' equity	1,270,069	1,220,434
Total liabilities and stockholders' equity	$1,576,304	$1,453,563

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
Operating income:
Dividends from subsidiaries:
Bank	$122,000	$70,000	$—
Non-bank	—	—	17,000
Interest income	154	441	747
Gain (loss) on equity securities	(393)	(759)	2,322
Other income	10,083	10,224	8,096
Total operating income	131,844	79,906	28,165

Expense:
Salaries, wages, and employee benefits	16,205	15,288	13,624
Interest expense	12,056	10,054	8,026
Operating expense	7,685	8,960	6,051
Total expense	35,946	34,302	27,701

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	95,898	45,604	464
Income tax benefit	7,727	5,389	5,013
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	103,625	50,993	5,477

Equity in undistributed (in excess of) net income of subsidiaries:
Bank	(5,221)	51,604	103,309
Non-bank	1,940	356	(9,858)
Net income	$100,344	$102,953	$98,928

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Cash Flows Provided by (Used in) Operating Activities
Net income	$100,344	$102,953	$98,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	648	420	232
Distributions more (less) than net income of subsidiaries	3,281	(51,961)	(93,451)
Change in fair value of equity securities, net	393	759	(2,322)
Stock-based compensation	7,135	3,997	3,721
Changes in assets and liabilities:
(Increase) decrease in other assets	405	(4,279)	13,985
Increase (decrease) in other liabilities	(5,772)	(1,280)	1,341
Net cash provided by (used in) operating activities	106,434	50,609	22,434

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	—	(520)	—
Net cash paid for business acquisition	—	(90,722)	—
Purchases of premises and equipment	(19)	(31)	(46)
Net cash provided by (used in) investing activities	(19)	(91,273)	(46)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from charter amendment with subsidiary bank	—	—	40,000
Cash paid for withholding taxes on stock-based payments	(635)	(863)	(817)
Cash dividends paid	(48,012)	(45,171)	(39,010)
Repayments of borrowings	(74,000)	(6,000)	(5,500)
Proceeds from issuance of debt	142,634	60,000	—
Proceeds from stock options exercised	101	169	—
Purchase of treasury stock	(12,272)	(24,292)	—
Common stock issuance costs	—	(234)	—
Net cash provided (used in) by financing activities	7,816	(16,391)	(5,327)

Net increase (decrease) in cash and cash equivalents	114,231	(57,055)	17,061
Cash and cash equivalents, beginning of period	14,952	72,007	54,946

Cash and cash equivalents, ending of period	$129,183	$14,952	$72,007

Exhibit Index

Exhibit Number	Description of Exhibit
2.1**

Agreement and Plan of Merger by and among First Busey Corporation, Energizer Acquisition Corp., and Cummins-American Corp., dated January 19, 2021 (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 19, 2021 (Commission No. 0-15950), and incorporated herein by reference)

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv)  the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015 (filed as Exhibit 3.1 to First Busey’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on November 6, 2015 (Commission No. 0-15950), and incorporated herein by reference)

3.2

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission No. 0-15950), and incorporated herein by reference)

4.1

Certain instruments defining the rights of holders of long-term debt of the First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits.  First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2*	Description of the Company’s securities

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

10.3†

Letter Agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K dated September 20, 2006, filed with the Commission on September 21, 2006 (Commission No. 000-30031), and incorporated by reference herein)

10.4†

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.5†

Employment Agreement by and between Main Street Trust, Inc. and Robert F. Plecki, dated July 30, 2007 (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.6†

Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008 (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.7†

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 13, 2010 (Commission No. 0-15950), and incorporated herein by reference)

10.8†

Robert F. Plecki First Amendment to Employment Agreement, dated December 16, 2008 (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950), and incorporated herein by reference)

10.9†

First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Appendix C to First Busey’s definitive proxy statement filed with the Commission on April 17, 2015 (Commission No. 0-15950), and incorporated herein by reference)

10.10†

Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.11†

First Busey Corporation Employee Stock Purchase Plan (filed as Exhibit 4.2 to First Busey’s Form S-8 filed with the Commission on June 22, 2010 (Commission No. 333-167683), and incorporated herein by reference)

10.12†

First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.11 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041), and incorporated herein by reference)

10.13†

First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.12 to First Community’s Form S-4 filed with the Commission on November 19, 2012 (Commission No. 333-185041), and incorporated herein by reference)

10.14†

Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.8 to First Community’s Form 10-K for the year ended December 31, 2015, filed with the Commission on March 14, 2016 (Commission No. 001-37505), and incorporated herein by reference)

10.15†

Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.16†

First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.4 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811), and incorporated herein by reference)

10.17†

First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

Exhibit Number	Description of Exhibit

10.18†

Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.7 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811), and incorporated herein by reference)

10.19†

Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 4.8 to First Community’s Form S-8 filed with the Commission on June 3, 2016 (Commission No. 333-211811), and incorporated herein by reference)

10.20†

Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.21†

Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on August 7, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.22†

Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on August 7, 2018 (Commission No. 0-15950), and incorporated herein by reference)

10.23

Amended and Restated Credit Agreement between First Busey Corporation and U.S. Bank National Association dated as of January 29, 2019 (filed as Exhibit 10.1 to Form 8-K dated January 29, 2019, filed with the Commission on January 31, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.24†

Jeffrey D. Jones Employment Agreement, dated July 26, 2019 (filed as Exhibit 10.1 to First Busey’s Form 8-K dated July 26, 2019, filed with the Commission on July 26, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.25†

Robin N. Elliott Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.1 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.26†

Amy L. Randolph Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.2 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.27†

John J. Powers Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.3 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

10.28†

Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019 (filed as Exhibit 10.4 to First Busey’s Form 8-K dated December 5, 2019, filed with the Commission on December 10, 2019 (Commission No. 0-15950), and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.29†

First Busey Corporation 2020 Equity Incentive Plan, as amended (filed as Appendix A to First Busey’s definitive proxy statement filed with the Commission on April 9, 2020 (Commission No. 0-15950), and incorporated herein by reference)

10.30†

Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan (filed as Exhibit 4.5 to Form S-8 dated May 29, 2020, filed with the Commission on May 29, 2020 (Commission No. 0-15950), and incorporated herein by reference)

10.31†

Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K dated July 9, 2020, filed with the Commission on July 9, 2020 (Commission No. 0-15950), and incorporated herein by reference)

10.32†

Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan (filed as Exhibit 10.1 to Form 10-Q dated June 30, 2020, filed with the Commission on August 6, 2020 (Commission No. 0-15950), and incorporated herein by reference)

21.1*	List of Subsidiaries of First Busey Corporation

23.1*	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: February 25, 2021

FIRST BUSEY CORPORATION

	BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	BY	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer
(Principal Financial Officer)

	BY	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN A. DUKEMAN	Chairman, President and Chief Executive Officer	February 25, 2021
Van A. Dukeman	(Principal Executive Officer)

/s/ JEFFREY D. JONES	Chief Financial Officer	February 25, 2021
Jeffrey D. Jones	(Principal Financial Officer)

/s/ LYNETTE M. STRODE	Principal Accounting Officer	February 25, 2021
Lynette M. Strode

/s/ GREGORY B. LYKINS	Vice-Chairman	February 25, 2021
Gregory B. Lykins

/s/ SAMUEL P. BANKS	Director	February 25, 2021
Samuel P. Banks

/s/ GEORGE BARR	Director	February 25, 2021
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 25, 2021
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 25, 2021
Michael D. Cassens

Signature	Title	Date

/s/ KAREN M. JENSEN	Director	February 25, 2021
Karen M. Jensen

/s/ FREDERIC L. KENNEY	Director	February 25, 2021
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 25, 2021
Stephen V. King

/s/ THOMAS G. SLOAN	Director	February 25, 2021
Thomas G. Sloan