Form 10-Q
period 2021-03-31
FIRST BUSEY CORP /NV/
filed 2021-05-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2021
Common Stock, $.001 par value	54,280,379

FIRST BUSEY CORPORATION

FORM 10-Q

March 31, 2021

GLOSSARY

We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
2020 Annual Report	Annual report for the year ended December 31, 2020
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Banc Ed	The Banc Ed Corp.
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule

Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Act

Busey Bank (or "the Bank")	Busey Bank
CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
COVID-19	Coronavirus disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC 820
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, "Busey," "the Company," "we," "us," and "our"
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Inter-bank Offered Rate
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program

Term	Definition
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	Unites States of America
U.S. Treasury	U.S. Department of the Treasury

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	As of
	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$110,979	$118,824
Interest-bearing deposits	293,823	569,713
Total cash and cash equivalents	404,802	688,537

Debt securities available for sale	2,796,955	2,261,187
Equity securities	7,146	5,530
Loans held for sale, at fair value	38,272	42,813
Portfolio loans (net of ACL 2021 $93,943; 2020 $101,048)	6,685,357	6,713,129
Premises and equipment, net	132,669	135,191
Right of use assets	7,333	7,714
Goodwill	311,536	311,536
Other intangible assets, net	49,584	51,985
Cash surrender value of bank owned life insurance	177,466	176,405
Other assets	148,443	150,020
Total assets	$10,759,563	$10,544,047
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$2,859,492	$2,552,039
Interest-bearing	6,014,355	6,125,810
Total deposits	8,873,847	8,677,849

Securities sold under agreements to repurchase	210,132	175,614
Short-term borrowings	4,663	4,658
Long-term debt	4,584	4,757
Senior notes, net of unamortized issuance costs	39,843	39,809
Subordinated notes, net of unamortized issuance costs	182,370	182,226
Junior subordinated debt owed to unconsolidated trusts	71,509	71,468
Lease liabilities	7,380	7,757
Other liabilities	99,413	109,840
Total liabilities	9,493,741	9,273,978

Outstanding commitments and contingent liabilities (see Notes 9 and 15)

Stockholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 55,910,733 shares issued	56	56
Additional paid-in capital	1,255,044	1,253,360
Retained earnings	45,897	20,830
Accumulated other comprehensive income (loss)	3,821	33,309
Total stockholders’ equity before treasury stock	1,304,818	1,307,555

Treasury stock at cost 2021 1,565,354 shares; 2020 1,506,354 shares	(38,996)	(37,486)
Total stockholders’ equity	1,265,822	1,270,069
Total liabilities and stockholders’ equity	$10,759,563	$10,544,047

Common shares outstanding at period end	54,345,379	54,404,379

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$62,565	$72,536
Interest and dividends on investment securities:
Taxable interest income	8,611	9,508
Non-taxable interest income	1,005	1,151
Other interest income	150	1,238
Total interest income	72,331	84,433
Interest expense:
Deposits	3,732	12,227
Federal funds purchased and securities sold under agreements to repurchase	57	408
Short-term borrowings	19	67
Long-term debt	29	423
Senior notes	400	400
Subordinated notes	2,476	731
Junior subordinated debt owed to unconsolidated trusts	725	744
Total interest expense	7,438	15,000
Net interest income	64,893	69,433
Provision for credit losses	(6,796)	17,216
Net interest income after provision for credit losses	71,689	52,217
Non-interest income:
Wealth management fees	12,584	11,555
Fees for customer services	8,037	8,361
Remittance processing	4,418	3,753
Mortgage revenue	2,666	1,381
Income on bank owned life insurance	964	1,057
Net gains (losses) on sales of securities	25	1,574
Unrealized gains (losses) recognized on equity securities	1,616	(987)
Other income	1,135	823
Total non-interest income	31,445	27,517
Non-interest expense:
Salaries, wages, and employee benefits	30,384	34,003
Data processing	4,280	4,395
Net occupancy expense of premises	4,563	4,715
Furniture and equipment expenses	2,026	2,449
Professional fees	1,945	1,824
Amortization of intangible assets	2,401	2,557
Interchange expense	1,484	1,169
Other expense	7,416	9,402
Total non-interest expense	54,499	60,514
Income before income taxes	48,635	19,220
Income taxes	10,819	3,856
Net income	$37,816	$15,364

Basic earnings per common share	$0.69	$0.28
Diluted earnings per common share	$0.69	$0.28
Dividends declared per share of common stock	$0.23	$0.22

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$37,816	$15,364
Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $11,993 and $(8,589), respectively	(30,079)	21,497
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $7 and $448, respectively	(18)	(1,108)
Net change in unrealized gains (losses) on debt securities available for sale	(30,097)	20,389

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $(164) and $892, respectively	410	(2,237)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(79) and $4, respectively	199	(11)
Net change in unrealized gains (losses) on cash flow hedges	609	(2,248)

Net change in accumulated other comprehensive income (loss)	(29,488)	18,141
Total comprehensive income	$8,328	$33,505

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income	Stock	Equity
For the Three Months Ended March 31, 2021
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	37,816	—	—	37,816
Other comprehensive income (loss)	—	—	—	—	(29,488)	—	(29,488)
Repurchase of stock	(59,000)	—	—	—	—	(1,510)	(1,510)
Cash dividends common stock at $0.23 per share	—	—	—	(12,513)	—	—	(12,513)
Stock dividend equivalents restricted stock units at $0.23 per share	—	—	236	(236)	—	—	—
Stock-based compensation	—	—	1,448	—	—	—	1,448
Balance, March 31, 2021	54,345,379	$56	$1,255,044	$45,897	$3,821	$(38,996)	$1,265,822

				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
For the Three Months Ended March 31, 2020
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434

Cumulative effect of change in accounting principle	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	15,364	—	—	15,364
Other comprehensive income (loss)	—	—	—	—	18,141	—	18,141
Repurchase of stock	(407,850)	—	—	—	—	(9,672)	(9,672)
Issuance of treasury stock for employee stock purchase plan	14,236	—	(38)	—	—	269	231
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	5,509	—	(179)	—	—	104	(75)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	541	—	(10)	—	—	10	—
Cash dividends common stock at $0.22 per share	—	—	—	(12,055)	—	—	(12,055)
Stock dividend equivalents restricted stock units at $0.22 per share	—	—	173	(173)	—	—	—
Stock-based compensation	—	—	1,139	—	—	—	1,139
Balance, March 31, 2020	54,401,208	$56	$1,249,301	$(27,599)	$33,101	$(37,274)	$1,217,585

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows Provided by (Used in) Operating Activities
Net income	$37,816	$15,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(6,796)	17,216
Amortization of intangible assets	2,401	2,557
Amortization of mortgage servicing rights	1,616	1,276
Depreciation and amortization of premises and equipment	2,808	3,165
Net amortization (accretion) of premium (discount) on portfolio loans	(1,947)	(2,487)
Net amortization (accretion) of premium (discount) on investment securities	4,554	1,869
Net amortization (accretion) of premium (discount) on time deposits	(246)	(374)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	214	93
Impairment of mortgage servicing rights	(508)	177
Change in fair value of equity securities, net	(1,616)	987
(Gain) loss on sales of equity securities, net	—	(18)
(Gain) loss on sales of debt securities, net	(25)	(1,556)
(Gain) loss on sales of loans, net	(3,369)	(3,900)
(Gain) loss on sales of OREO	(1)	1
(Gain) loss on sales of premises and equipment	(134)	37
(Gain) loss on life insurance proceeds	—	(14)
Provision for deferred income taxes	2,448	1,722
Stock-based and non-cash compensation	1,448	1,139
(Increase) decrease in cash surrender value of bank owned life insurance	(964)	(1,043)
Mortgage loans originated for sale	(91,479)	(182,203)
Proceeds from sales of mortgage loans	98,307	165,008
Net change in operating assets and liabilities:
(Increase) decrease in other assets	260	991
Increase (decrease) in other liabilities	750	(1,194)
Net cash provided by (used in) operating activities	$45,537	$18,813

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	(998)	—
Purchases of debt securities available for sale	(789,884)	(273,992)
Proceeds from sales of equity securities	998	29
Proceeds from paydowns and maturities of debt securities available for sale	207,490	158,536
Net (increase) decrease in loans	36,501	(64,338)
Cash paid for premiums on bank-owned life insurance	(97)	(111)
Purchases of premises and equipment	(1,911)	(2,314)
Proceeds from life insurance	—	274
Proceeds from disposition of premises and equipment	1,759	607
Proceeds from sales of OREO	294	81
Net cash provided by (used in) investing activities	$(545,848)	$(181,228)

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$196,244	$71,211
Net change in federal funds purchased and securities sold under agreements to repurchase	34,518	(38,241)
Proceeds from other borrowings	—	20,000
Repayment of other borrowings	—	(54,000)
Repayment of FHLB advances	(163)	(1,193)
Cash dividends paid	(12,513)	(12,055)
Purchase of treasury stock	(1,510)	(9,672)
Cash paid for withholding taxes on stock-based payments	—	(75)
Net cash provided by (used in) financing activities	$216,576	$(24,025)

Net increase (decrease) in cash and cash equivalents	(283,735)	(186,440)
Cash and cash equivalents, beginning of period	688,537	529,288

Cash and cash equivalents, ending of period	$404,802	$342,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$1,767	$14,391
Income taxes	—	500

Non-cash Investing and Financing Activities:
OREO acquired in settlement of loans	14	578

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Significant Accounting Policies

Nature of Operations

First Busey Corporation, a Nevada corporation organized in 1980, is a $10.8 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

The Company operates and reports its business in three segments: Banking, Remittance Processing, and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through the Company’s wholly-owned bank subsidiary, Busey Bank, with banking centers in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana. The Remittance Processing operating segment provides solutions for online bill payments, lockbox, and walk-in payments through the Company’s subsidiary, FirsTech. The Wealth Management operating segment provides a full range of asset management, investment, and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services, farms, and brokerage services.

Basis of Financial Statement Presentation

These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our 2020 Annual Report. These interim unaudited consolidated financial statements serve to update our 2020 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.

We prepared these unaudited consolidated financial statements in conformity with GAAP. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the current period presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

COVID-19

First Busey continues to operate as an essential community resource during these challenging and unprecedented times. Federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of steps to help banks navigate the pandemic and mitigate its impact.

The Company remains vigilant, given that negative impacts of COVID-19, such as further margin compression and a deterioration in asset quality, could impact future quarters.

As part of the CARES Act, Congress appropriated approximately $349 billion for the creation of the PPP and then authorized a second phase for an additional $310 billion in PPP loans. The program provided payroll assistance for the nation’s nearly 30 million small businesses—and select nonprofits—in the form of 100% government-guaranteed low-interest loans from the SBA. First Busey served as a bridge for the program, actively helping existing and new business clients sign up for this important financial resource. The Company originated a total of $749.4 million in first round PPP loans representing 4,569 new and existing customers. As of March 31, 2021, the Company had received approximately $478.5 million in loan forgiveness on these loans from the SBA and had submitted forgiveness applications to the SBA for another $131.6 million. Net fee income accretion recognized on these loans in the first quarter of 2021 was $3.3 million.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 27, 2020, the Economic Aid Act extended the authority to make PPP loans through March 31, 2021, and revised certain PPP requirements. On March 30, 2021, the President signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021, or until funding is exhausted. As of March 31, 2021, the Company originated a total of $262.5 million in second round PPP loans representing 2,123 new and existing customers. Net fee income accretion recognized on the loans related to this new round of PPP in the first quarter of 2021 was $0.3 million.

At March 31, 2021, First Busey had $533.4 million in total PPP loans outstanding, with an amortized cost of $522.1 million, representing 3,441 customers.

Use of Estimates

In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities available for sale, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant subsequent events for the quarter ended March 31, 2021, through the filing date of these unaudited consolidated financial statements.

Note 2: Acquisitions

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

Under the terms of the merger agreement, CAC’s stockholders will have the right to receive 444.4783 shares of First Busey’s common stock and $27,969.67 in cash for each share of common stock of CAC with total consideration to consist of approximately 73% cash and 27% stock. Based upon the closing price of Busey’s common stock of $23.54 on January 15, 2021, the implied per share purchase price is $38,432.69 with an aggregate transaction value of approximately $190.8 million. The merger agreement provides that the cash consideration to be paid in the merger will be funded with a combination of cash from First Busey and a special dividend to be paid by CAC to its shareholders. Specifically, immediately prior to closing and subject to the completion of all closing conditions, CAC will cause GSB to pay a one-time special cash dividend of $60.0 million to CAC and, upon receipt, CAC will declare and issue a $60.0 million special cash dividend to CAC’s shareholders, which will be used to fund, in part, the cash consideration to be paid to CAC’s shareholders at closing. Further, the cash portion of the merger consideration is subject to downward adjustment in the event that CAC’s consolidated tangible common equity as of the closing date of the first-step merger, and as adjusted in accordance with the merger agreement, is less than $169.6 million. Specifically, in the event of a CAC tangible common equity shortfall, the cash portion of the merger consideration will be reduced on a dollar-for-dollar basis to the extent of such shortfall.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The transaction is expected to close in the second quarter of 2021, subject to customary closing conditions and approval by CAC’s shareholders. Required regulatory approvals have been obtained. It is anticipated GSB will be merged with and into Busey Bank during the third quarter of 2021. At the time of the bank merger, GSB banking centers will become banking centers of Busey Bank.

During the three months ended March 31, 2021, First Busey incurred $0.3 million in pre-tax acquisition expenses related to the planned acquisition of CAC, comprised primarily of professional fees.

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
March 31, 2021:	Cost	Gains	Losses	ACL	Value
U.S. Treasury securities	$23,514	$243	$—	$—	$23,757
Obligations of U.S. government corporations and agencies	64,903	1,720	(45)	—	66,578
Obligations of states and political subdivisions	280,150	8,854	(1,542)	—	287,462
Commercial mortgage-backed securities	499,996	5,308	(6,786)	—	498,518
Residential mortgage-backed securities	1,786,062	18,587	(18,329)	—	1,786,320
Corporate debt securities	134,783	964	(1,427)	—	134,320
Debt securities available for sale	$2,789,408	$35,676	$(28,129)	$—	$2,796,955

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
December 31, 2020:	Cost	Gains	Losses	ACL	Value
U.S. Treasury securities	$27,481	$356	$—	$—	$27,837
Obligations of U.S. government corporations and agencies	67,406	2,162	(49)	—	69,519
Obligations of states and political subdivisions	292,940	11,779	(8)	—	304,711
Commercial mortgage-backed securities	408,716	10,212	(312)	—	418,616
Residential mortgage-backed securities	1,344,047	24,571	(303)	—	1,368,315
Corporate debt securities	70,953	1,237	(1)	—	72,189
Debt securities available for sale	$2,211,543	$50,317	$(673)	—	$2,261,187

Amortized cost and fair value of debt securities by contractual maturity or pre-refunded date are shown below. Mortgages underlying mortgage-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies (dollars in thousands):

	As of March 31, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$100,016	$100,789
Due after one year through five years	291,357	297,624
Due after five years through ten years	303,453	309,672
Due after ten years	2,094,582	2,088,870
Debt securities available for sale	$2,789,408	$2,796,955

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Gross security gains	$25	$1,561
Gross security (losses)	—	(5)
Net gains (losses) on sales of debt securities (1)	$25	$1,556
(1)	Net gains (losses) on sales of securities reported on the unaudited Consolidated Statements of Income includes sales of equity securities, excluded in this table.

Debt securities with carrying amounts of $562.6 million on March 31, 2021, and $628.0 million on December 31, 2020, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$4,695	$(45)	$4,695	$(45)
Obligations of states and political subdivisions	58,555	(1,542)	—	—	58,555	(1,542)
Commercial mortgage-backed securities	314,109	(6,786)	—	—	314,109	(6,786)
Residential mortgage-backed securities	1,019,462	(18,325)	352	(4)	1,019,814	(18,329)
Corporate debt securities	95,164	(1,427)	—	—	95,164	(1,427)
Total temporarily impaired securities	$1,487,290	$(28,080)	$5,047	$(49)	$1,492,337	$(28,129)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020:	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$4,957	$(49)	$4,957	$(49)
Obligations of states and political subdivisions	762	(8)	—	—	762	(8)
Commercial mortgage-backed securities	129,655	(312)	—	—	129,655	(312)
Residential mortgage-backed securities	89,997	(300)	139	(3)	90,136	(303)
Corporate debt securities	1,499	(1)	—	—	1,499	(1)
Total temporarily impaired securities	$221,913	$(621)	$5,096	$(52)	$227,009	$(673)

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. As of March 31, 2021, the Company’s debt security portfolio consisted of 1,108 securities, compared to 1,114 securities at December 31, 2020. The total number of debt securities in the investment portfolio in an unrealized loss position as of March 31, 2021, was 192 and represented an unrealized loss of 1.88% of the aggregate fair value. The total number of debt securities in the investment portfolio in an unrealized loss position as of December 31, 2020, was 23 and represented an unrealized loss of 0.30% of the aggregate fair value. Unrealized losses related to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. As of March 31, 2021, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4: Portfolio Loans

Distributions of portfolio loans are as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Commercial	$2,067,371	$2,014,576
Commercial real estate	2,912,966	2,892,535
Real estate construction	422,633	461,786
Retail real estate	1,343,299	1,407,852
Retail other	33,031	37,428
Portfolio loans	$6,779,300	$6,814,177

ACL	(93,943)	(101,048)
Portfolio loans, net	$6,685,357	$6,713,129

Net deferred loan origination fees included in the balances above were ($3.4) million as of March 31, 2021, compared to $2.4 million of net deferred loan origination costs as of December 31, 2020. Net accretable purchase accounting adjustments included in the balances above reduced loans by $9.0 million as of March 31, 2021, and $10.9 million as of December 31, 2020. The March 31, 2021, commercial balance includes loans originated under PPP with an amortized cost of $522.1 million, compared to $446.4 million in loans originated under PPP included in the December 31, 2020, commercial balance.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:

●	Pass – This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.

●	Watch – This category includes loans that warrant a higher than average level of monitoring to ensure that weaknesses do not cause the inability of the credit to perform as expected. These loans are not necessarily a problem due to other inherent strengths of the credit, such as guarantor strength, but have above average concern and monitoring.

●	Special mention – This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

●	Substandard – This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●	Substandard non-accrual – This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	March 31, 2021
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,830,063	$123,390	$78,546	$27,423	$7,949
Commercial real estate	2,400,446	407,244	68,900	31,212	5,164
Real estate construction	400,306	19,918	9	2,400	—
Retail real estate	1,318,247	9,879	2,376	4,302	8,495
Retail other	32,933	—	—	—	98
Portfolio loans	$5,981,995	$560,431	$149,831	$65,337	$21,706

	December 31, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Commercial	$1,768,755	$136,948	$72,447	$27,903	$8,523
Commercial real estate	2,393,372	383,277	75,486	34,897	5,503
Real estate construction	434,681	24,481	77	2,546	1
Retail real estate	1,382,616	10,264	2,471	3,702	8,799
Retail other	37,324	—	—	—	104
Portfolio loans	$6,016,748	$554,970	$150,481	$69,048	$22,930

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans, further sorted by origination year, are as follows (dollars in thousands):

Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	loans	Total
Commercial:
Pass	$388,147	$536,074	$131,127	$97,322	$88,238	$126,916	$462,239	$1,830,063
Watch	4,830	14,828	18,085	6,890	9,185	12,947	56,625	123,390
Special Mention	2,061	4,241	5,590	8,369	6,680	18,831	32,774	78,546
Substandard	587	8,912	3,569	2,993	1,815	125	9,422	27,423
Substandard non-accrual	—	501	2,392	336	2,168	552	2,000	7,949
Total commercial	395,625	564,556	160,763	115,910	108,086	159,371	563,060	2,067,371

Commercial real estate:
Pass	195,095	732,186	462,732	342,786	315,383	334,934	17,330	2,400,446
Watch	13,209	91,440	133,721	89,517	29,142	48,557	1,658	407,244
Special Mention	19,920	9,818	7,902	9,949	7,172	13,716	423	68,900
Substandard	2,500	15,325	3,557	2,425	4,400	3,005	—	31,212
Substandard non-accrual	—	784	739	821	882	1,938	—	5,164
Total commercial real estate	230,724	849,553	608,651	445,498	356,979	402,150	19,411	2,912,966

Real estate construction:
Pass	40,766	167,230	143,555	39,297	1,164	1,680	6,614	400,306
Watch	2,079	11,915	3,653	330	1,785	156	—	19,918
Special Mention	—	—	9	—	—	—	—	9
Substandard	—	2,400	—	—	—	—	—	2,400
Substandard non-accrual	—	—	—	—	—	—	—	—
Total real estate construction	42,845	181,545	147,217	39,627	2,949	1,836	6,614	422,633

Retail real estate:
Pass	161,016	207,536	144,201	118,052	117,359	351,700	218,383	1,318,247
Watch	189	2,557	2,040	1,407	291	846	2,549	9,879
Special Mention	377	33	—	18	—	1,948	—	2,376
Substandard	323	882	91	56	168	2,497	285	4,302
Substandard non-accrual	483	137	76	650	1,128	4,818	1,203	8,495
Total retail real estate	162,388	211,145	146,408	120,183	118,946	361,809	222,420	1,343,299

Retail other:
Pass	2,014	6,835	8,062	4,652	1,949	800	8,621	32,933
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	—	14	7	5	14	58	—	98
Total retail other	2,014	6,849	8,069	4,657	1,963	858	8,621	33,031

Total portfolio loans	$833,596	$1,813,648	$1,071,108	$725,875	$588,923	$926,024	$820,126	$6,779,300

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial:
Pass	$812,536	$158,307	$107,565	$93,190	$61,847	$79,970	$455,340	$1,768,755
Watch	16,544	22,247	14,954	13,724	2,577	10,943	55,959	136,948
Special Mention	6,402	2,671	2,069	7,164	6,763	13,733	33,645	72,447
Substandard	7,772	3,791	2,371	1,939	819	1,233	9,978	27,903
Substandard non-accrual	150	3,045	451	2,168	641	68	2,000	8,523
Total commercial	843,404	190,061	127,410	118,185	72,647	105,947	556,922	2,014,576

Commercial real estate:
Pass	717,559	503,977	360,573	384,843	180,555	227,068	18,797	2,393,372
Watch	88,297	110,526	90,412	33,734	32,887	27,023	398	383,277
Special Mention	16,490	8,858	10,490	10,505	7,102	21,808	233	75,486
Substandard	17,445	4,166	1,491	7,812	2,111	1,377	495	34,897
Substandard non-accrual	1,091	776	821	882	286	1,647	—	5,503
Total commercial real estate	840,882	628,303	463,787	437,776	222,941	278,923	19,923	2,892,535

Real estate construction:
Pass	179,232	171,663	64,025	1,468	761	1,444	16,088	434,681
Watch	18,485	3,657	337	1,838	164			24,481
Special Mention	67	10	—	—	—	—	—	77
Substandard	2,400	—	—	—	146	—	—	2,546
Substandard non-accrual	—	—	—	—	—	1	—	1
Total real estate construction	200,184	175,330	64,362	3,306	1,071	1,445	16,088	461,786

Retail real estate:
Pass	319,302	162,711	135,065	136,427	140,600	257,147	231,364	1,382,616
Watch	2,715	2,053	1,396	349	579	233	2,939	10,264
Special Mention	509	—	—	—	1,962	—	—	2,471
Substandard	899	96	56	26	727	1,631	267	3,702
Substandard non-accrual	687	78	646	1,147	233	4,815	1,193	8,799
Total retail real estate	324,112	164,938	137,163	137,949	144,101	263,826	235,763	1,407,852

Retail other:
Pass	8,357	9,430	5,600	2,516	691	440	10,290	37,324
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	14	7	5	15	5	57	1	104
Total retail other	8,371	9,437	5,605	2,531	696	497	10,291	37,428

Total portfolio loans	$2,216,953	$1,168,069	$798,327	$699,747	$441,456	$650,638	$838,987	$6,814,177

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	March 31, 2021
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$52	$2,614	$—	$7,949
Commercial real estate	4,377	—	—	5,164
Real estate construction	—	—	—	—
Retail real estate	2,248	621	1,149	8,495
Retail other	8	9	—	98
Past due and non-accrual loans	$6,685	$3,244	$1,149	$21,706

	December 31, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Commercial	$243	$—	$—	$8,523
Commercial real estate	—	—	—	5,503
Real estate construction	237	235	—	1
Retail real estate	6,248	400	1,305	8,799
Retail other	66	149	66	104
Past due and non-accrual loans	$6,794	$784	$1,371	$22,930

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gross interest income recorded on 90+ day past due loans and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms was $0.5 million for the three months ended March 31, 2021 and 2020. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2021 and 2020.

A summary of TDR loans is as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
In compliance with modified terms	3,135	3,814
30 – 89 days past due	164	15
Included in non-performing loans	1,338	1,249
TDR loans	$4,637	$5,078

We did not newly classify any loans as TDRs during the three months ended March 31, 2021, that were in compliance with their modified terms or 30 – 89 days past due. During the three months ended March 31, 2021, one commercial loan for $0.5 million was newly classified as a non-performing TDR. This loan had been non-accrual since the second quarter of 2020. Also, during the three months ended March 31, 2021, one retail real estate loan for $0.1 million that had been a performing TDR for longer than 12 months became non-performing. During the three months ended March 31, 2020, three commercial loans for $0.5 million and one commercial real estate loan for $0.7 million were newly classified as non-performing TDRs. These loans had been non-accrual since 2019.

There were no TDRs that were entered into during the last 12 months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2021 or 2020.

Gross interest income that would have been recorded in the three months ended March 31, 2021 and 2020, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.

Modified loans with payment deferrals that fall under the CARES Act or revised Interagency Statement that suspended requirements under GAAP related to TDR classification are not included in the Company’s TDR totals.

At March 31, 2021, the Company had $0.4 million of residential real estate in the process of foreclosure. The Company follows FHFA guidelines on single-family foreclosures and real estate owned evictions on portfolio loans. The agency has extended the moratoriums on single-family foreclosures and real estate owned evictions until at least June 30, 2021. Additionally, the Company follows all COVID-19 related state foreclosure and eviction orders. As these guidelines and orders may likely be updated, most foreclosures will be delayed into late-2021 or beyond.

The following tables provide details of loans evaluated individually, segregated by category. The Company evaluates loans with disparate risk characteristics on an individual basis. The unpaid contractual principal balance represents the customer outstanding balance excluding any partial charge-offs. Amortized cost represents customer balances net of any partial charge-offs recognized on the loan. Average amortized cost is calculated using the most recent four quarters (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2021
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$16,008	$2,987	$4,817	$7,804	$2,483	$7,524
Commercial real estate	6,523	5,552	—	5,552	—	8,075
Real estate construction	287	287	—	287	—	450
Retail real estate	5,342	4,959	25	4,984	25	5,560
Retail other	—	—	—	—	—	—
Loans evaluated individually	$28,160	$13,785	$4,842	$18,627	$2,508	$21,609

	December 31, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Commercial	$16,771	$4,001	$4,371	$8,372	$1,600	$7,920
Commercial real estate	7,406	6,067	—	6,067	—	9,349
Real estate construction	292	292	—	292	—	581
Retail real estate	5,873	5,490	25	5,515	25	7,439
Retail other	—	—	—	—	—	10
Loans evaluated individually	$30,342	$15,850	$4,396	$20,246	$1,625	$25,299

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of March 31, 2021, there were $15.3 million of collateral dependent loans secured by real estate or business assets.

Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. As of March 31, 2021, the Company expects the markets in which it operates to experience continued economic uncertainty around the levels of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period. PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

The following table details activity in the ACL. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended March 31, 2021
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL beginning balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Provision for credit losses	(665)	(2,695)	(1,250)	(2,276)	90	(6,796)
Charged-off	(262)	(303)	(209)	(3)	(187)	(964)
Recoveries	86	74	145	265	85	655
ACL ending balance	$23,025	$43,306	$6,879	$19,978	$755	$93,943

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and for the Three Months Ended March 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326-30	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326-30	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	5,673	6,526	889	4,037	91	17,216
Charged-off	(2,042)	(1,099)	—	(708)	(299)	(4,148)
Recoveries	88	44	146	338	119	735
ACL ending balance	$22,725	$35,967	$7,193	$17,454	$1,045	$84,384

The following table presents the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of March 31, 2021
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL:
Ending balance attributed to:
Loans individually evaluated for impairment	$2,483	$—	$—	$25	$—	$2,508
Loans collectively evaluated for impairment	20,542	43,306	6,879	19,953	755	91,435
ACL ending balance	$23,025	$43,306	$6,879	$19,978	$755	$93,943

Loans:
Loans individually evaluated for impairment	$7,804	$3,644	$287	$4,613	$—	$16,348
Loans collectively evaluated for impairment	2,059,567	2,907,414	422,346	1,338,315	33,031	6,760,673
PCD loans evaluated for impairment	—	1,908	—	371	—	2,279
Loans ending balance	$2,067,371	$2,912,966	$422,633	$1,343,299	$33,031	$6,779,300

	As of December 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL:
Ending balance attributed to:
Loans individually evaluated for impairment	$1,600	$—	$—	$25	$—	$1,625
Loans collectively evaluated for impairment	22,266	46,230	8,193	21,967	767	99,423
ACL ending balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048

Loans:
Loans individually evaluated for impairment	$8,372	$4,161	$292	$5,149	$—	$17,974
Loans collectively evaluated for impairment	2,006,204	2,886,468	461,494	1,402,337	37,428	6,793,931
PCD loans evaluated for impairment	—	1,906	—	366	—	2,272
Loans ending balance	$2,014,576	$2,892,535	$461,786	$1,407,852	$37,428	$6,814,177

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Demand deposits, noninterest-bearing	$2,859,492	$2,552,039
Interest-bearing transaction deposits	2,312,008	2,263,093
Saving deposits and money market deposits	2,679,879	2,743,369
Time deposits	1,022,468	1,119,348
Total deposits	$8,873,847	$8,677,849

Additional information about our deposits is as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Brokered savings deposits and money market deposits	$2,699	$2,251
Brokered time deposits	5,259	5,257
Aggregate amount of time deposits with a minimum denomination of $100,000	502,968	568,735
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	155,401	192,563

As of March 31, 2021, the scheduled maturities of time deposits are as follows (dollars in thousands):

As of
March 31,
Scheduled maturities of time deposits:	2021
April 1, 2021 – March 31, 2022	$704,942
April 1, 2022 – March 31, 2023	175,252
April 1, 2023 – March 31, 2024	98,282
April 1, 2024 – March 31, 2025	29,736
April 1, 2025 – March 31, 2026	14,253
Thereafter	3
Total time deposits	$1,022,468

Note 6: Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Company’s safekeeping agent. The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase were as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$210,132	$175,614
Weighted average rate for securities sold under agreements to repurchase	0.11%	0.13%

Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased at March 31, 2021, and December 31, 2020.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term borrowings of $4.7 million at March 31, 2021, and December 31, 2020, was composed of FHLB advances which mature in less than one year from date of origination and the portion of long-term FHLB debt which is due within the next 12 months.

On January 29, 2019, the Company entered into an Amended and Restated Credit Agreement providing for the Company’s $20.0 million revolving credit facility with an annual interest rate of one-month LIBOR plus a spread of 1.75%. The revolving credit facility was set to mature on April 30, 2021. Subsequent to quarter end, on April 21, 2021, the maturity was extended by amendment for an additional one year, to April 30, 2022. The revolving credit facility incurs a non-usage fee based on the undrawn amount. The Company had no outstanding balance under the revolving credit facility on March 31, 2021, or December 31, 2020.

Long-term debt is summarized as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$4,584	$4,757

As of March 31, 2021, and December 31, 2020, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing in May 2023, with an interest rate of 3.04%.

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022. The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017. The senior notes are not subject to optional redemption by the Company. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017, during the five-year fixed-term, and thereafter on February 25, May 25, August 25, and November 25 of each year, commencing on August 25, 2022. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The senior notes and subordinated notes are unsecured obligations of the Company.

On June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each June 1 and December 1 during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company.

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Unamortized debt issuance costs related to:
Senior notes issued in 2017	$157	$191
Subordinated notes issued in 2017	625	651
Subordinated notes issued in 2020	2,005	2,123
Total unamortized debt issuance costs	$2,787	$2,965

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7: Regulatory Capital

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of  March 31, 2021, and  December 31, 2020, all capital ratios of the Company and Busey Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2021, that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three year period. On August 26, 2020, the CECL final rule was finalized and was substantially similar to the interim final rule. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, from the adoption of CECL will be deferred for two years, until January 1, 2022. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

The following tables summarize the applicable holding company and bank regulatory capital requirements (dollars in thousands):

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,265,926	17.39%	$582,526	8.00%	$728,157	10.00%
Busey Bank	$1,167,199	16.06%	$581,457	8.00%	$726,821	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$1,007,986	13.84%	$436,894	6.00%	$582,526	8.00%
Busey Bank	$1,094,260	15.06%	$436,093	6.00%	$581,457	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$933,986	12.83%	$327,671	4.50%	$473,302	6.50%
Busey Bank	$1,094,260	15.06%	$327,070	4.50%	$472,434	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$1,007,986	9.85%	$409,360	4.00%	N/A	N/A
Busey Bank	$1,094,260	10.71%	$408,522	4.00%	$510,652	5.00%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,245,997	17.04%	$585,015	8.00%	$731,269	10.00%
Busey Bank	$1,131,875	15.50%	$584,082	8.00%	$730,103	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$983,033	13.44%	$438,761	6.00%	$585,015	8.00%
Busey Bank	$1,053,910	14.44%	$438,062	6.00%	$584,082	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$909,033	12.43%	$329,071	4.50%	$475,325	6.50%
Busey Bank	$1,053,910	14.44%	$328,546	4.50%	$474,567	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$983,033	9.79%	$401,717	4.00%	N/A	N/A
Busey Bank	$1,053,910	10.52%	$400,581	4.00%	$500,727	5.00%

In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1 Capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) total capital to risk-weighted assets of at least 10.50%, (ii) Tier 1 Capital to risk-weighted assets of at least 8.50%, and (iii) Common Equity Tier 1 to risk-weighted assets of at least 7.00%.

Note 8: Stock-Based Compensation

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

The Company grants deferred stock units, which are restricted stock units with a deferred settlement date, to its directors and advisory directors. Each deferred stock unit is equivalent to one share of the Company’s common stock. Deferred stock units vest over a one-year period following the grant date. These units generally are subject to the same terms as restricted stock units under the 2020 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, these units will continue to earn dividend equivalents.

The Company also grants performance-based restricted stock unit awards to members of management periodically throughout the year. Each performance-based restricted stock unit is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of the market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

The Company has outstanding stock options assumed from acquisitions.

Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Option Plan

A summary of the status of, and changes in, the Company's stock option awards for the three months ended March 31, 2021, follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at beginning of period	39,085	$23.53	5.88
Exercised	—	—
Forfeited	—	—
Expired	(5,279)	23.53
Outstanding at end of period	33,806	$23.53	5.63

Exercisable at end of period	33,806	$23.53	5.63

The Company did not record any stock option compensation expense for the three months ended March 31, 2021, or 2020. As of March 31, 2021, the Company did not have any unrecognized stock option expense.

Restricted Stock Unit, Deferred Stock Unit, and Performance-Based Restricted Stock Unit Awards

A summary of changes in the Company’s restricted stock unit and deferred stock unit awards for the three months ended March 31, 2021, is as follows:

		Weighted-	Director	Weighted-
	Restricted	Average	Deferred	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of period	1,017,038	$23.87	34,263	$17.18
Granted	212,426	24.54	33,288	24.54
Dividend equivalents earned	11,310	20.67	1,172	20.67
Vested	—	—	(791)	20.67
Forfeited	(13,422)	26.98	—	—
Non-vested at end of period	1,227,352	$23.93	67,932	$20.81

Outstanding at end of period	1,227,352	$23.93	71,835	$24.30

On March 24, 2021, under the terms of the 2020 Equity Incentive Plan, the Company granted 212,426 restricted stock units to members of management, including the Vice-Chairman of the Board. The grant date fair value of the award totaled $5.2 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested. Further, the Company granted 33,288 deferred stock units to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

During the first quarter of 2021, the Company also granted a target of 70,815 market-based performance stock units with a maximum award of 113,304 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining the market-based total shareholder return performance goal. The grant date fair value of the award is estimated to be $1.7 million and will be recognized in compensation expense over the performance period ending December 31, 2023. The Company expects to finalize the grant date fair value of these awards in the second quarter of 2021.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Further, during the first quarter of 2021, the Company granted a target of 28,344 performance-based stock units with a maximum award of 39,682 units. The actual number of units issued at the vest date could range from 0% to 140% of the initial grant, depending on attaining a performance goal based upon the compounded annual growth rate of the Remittance Processing segment. The grant date fair value of the award is $0.7 million and will be recognized in compensation expense over the performance period ending August 31, 2023, subject to achievement of the performance goal.

The Company recognized $1.4 million and $1.1 million of compensation expense related to non-vested restricted stock units, deferred stock units, and performance-based restricted stock awards for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $17.5 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a weighted average period of 3.2 years.

As of March 31, 2021, 1,094,149 shares remain available for issuance pursuant to the 2020 Equity Plan. The First Busey Corporation Employee Stock Purchase Plan expired as of December 31, 2020. The Company has included a proposal for approval of a new 2021 Employee Stock Purchase Plan within its Definitive Proxy Statement filed April 8, 2021.

Note 9: Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company is a party to legal actions which arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,759,035	$1,754,370
Standby letters of credit	39,643	38,937

Note 10: Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors, and interest rate swaps with customers and other third parties. See “Note 11: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company entered into derivative instruments designated as cash flow hedges. For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The change in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

Interest rate swaps with notional amounts totaling $70.0 million as of March 31, 2021, and December 31, 2020, were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3 month LIBOR benchmark interest rate on the Company’s junior subordinated

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $2.2 million and $3.1 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at March 31, 2021, and December 31, 2020, respectively, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	As of
	March 31,		December 31,
	2021		2020
Notional amount	$70,000		$70,000
Weighted average fixed pay rates	1.80%		1.80%
Weighted average variable 3-month LIBOR receive rates	0.18%		0.22%
Weighted average maturity, in years	2.61	yrs	2.85	yrs
Unrealized gains (losses), net of tax	$(1,575)		$(2,184)

Interest expense recorded on these swap transactions was $0.3 million during the three months ended March 31, 2021. The Company expects $0.3 million of the unrealized loss to be reclassified from OCI to interest expense during the next three months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2021.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Three Months Ended March 31,
Interest rate contracts	2021	2020
Gain (loss) recognized in OCI, net of tax	$410	$(2,237)
(Gain) loss reclassified from OCI to interest expense, net of tax	199	(11)
Net change in unrealized gains (losses) on cash flow hedges	$609	$(2,248)

The Company pledged $2.4 million and $3.2 million in cash to secure its obligation under these contracts at March 31, 2021, and December 31, 2020, respectively.

Interest Rate Lock Commitments

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

Forward Sales Commitments

The Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the unaudited consolidated financial statements. While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		March 31, 2021		December 31, 2020
		Notional	Fair	Notional	Fair
Derivatives with positive fair value	Location	Amount	Value	Amount	Value
Interest rate lock commitments	Other assets	$24,142	$474	$45,004	$1,201
Forward sales commitments	Other assets	7,035	59	978	32
Mortgage banking derivatives recorded in other assets		$31,177	$533	$45,982	$1,233

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$931	$2	$118	$1
Forward sales commitments	Other liabilities	55,454	879	84,964	2,662
Mortgage banking derivatives recorded in other liabilities		$56,385	$881	$85,082	$2,663

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended March 31,
	Location	2021	2020
Interest rate lock commitments	Mortgage revenue	$472	$4,849
Forward sales commitments	Mortgage revenue	(820)	(7,047)
Net gains (losses)		$(348)	$(2,198)

The impact of the net gains or losses on derivative financial instruments related to interest rate lock commitments issued to residential loan customers for loans that will be held for sale and forward sales commitments to sell residential mortgage loans to loan investors are almost entirely offset by a corresponding change in the fair value of loans held for sale.

Interest Rate Swaps Not Designated as Hedges

The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $401.2 million and $395.0 million, at March 31, 2021, and December 31, 2020, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
March 31, 2021	Amount	Value	Amount	Value
Interest rate swaps – pay floating, receive fixed	$308,178	$18,881	$93,069	$3,209
Interest rate swaps – pay fixed, receive floating	93,069	3,209	308,178	18,881
Derivatives not designated as hedging instruments	$401,247	$22,090	$401,247	$22,090

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
December 31, 2020	Amount	Value	Amount	Value
Interest rate swaps – pay floating, receive fixed	$394,954	$32,685	$—	$—
Interest rate swaps – pay fixed, receive floating	—	—	394,954	32,685
Derivatives not designated as hedging instruments	$394,954	$32,685	$394,954	$32,685

Changes in fair value of these derivative assets and liabilities are recorded in non-interest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended March 31,
	Location	2021	2020
Interest rate swaps – pay floating, receive fixed	Non-interest expense	$(10,595)	$23,478
Interest rate swaps – pay fixed, receive floating	Non-interest expense	10,595	(23,478)
Net change in fair value of interest rate swaps		$—	$—

The Company pledged $25.6 million and $36.0 million in cash to secure its obligation under these contracts at March 31, 2021, and December 31, 2020, respectively.

Note 11: Fair Value Measurements

The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities Available for Sale

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

Equity Securities

Equity securities are reported at fair value utilizing Level 1 or Level 2 measurements. For mutual funds, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as Level 1. For stock, quoted prices for identical or similar assets in markets that are not active are utilized and classified as Level 2.

Loans Held for Sale

Loans held for sale are reported at fair value utilizing Level 2 measurements. The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as Level 2.

Derivative Assets and Derivative Liabilities

Derivative assets and derivative liabilities are reported at fair value utilizing Level 2 measurements. The fair value of derivative assets and liabilities is determined based on prices that are obtained from a third-party which uses observable market inputs. Derivative assets and liabilities are classified as Level 2.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$23,757	$—	$23,757
Obligations of U.S. government corporations and agencies	—	66,578	—	66,578
Obligations of states and political subdivisions	—	287,462	—	287,462
Commercial mortgage-backed securities	—	498,518	—	498,518
Residential mortgage-backed securities	—	1,786,320	—	1,786,320
Corporate debt securities	—	134,320	—	134,320
Equity securities	—	7,146	—	7,146
Loans held for sale	—	38,272	—	38,272
Derivative assets	—	22,623	—	22,623
Derivative liabilities	—	25,173	—	25,173

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$27,837	$—	$27,837
Obligations of U.S. government corporations and agencies	—	69,519	—	69,519
Obligations of states and political subdivisions	—	304,711	—	304,711
Commercial mortgage-backed securities	—	418,616	—	418,616
Residential mortgage-backed securities	—	1,368,315	—	1,368,315
Corporate debt securities	—	72,189	—	72,189
Equity securities	—	5,530	—	5,530
Loans held for sale	—	42,813	—	42,813
Derivative assets	—	33,918	—	33,918
Derivative liabilities	—	38,403	—	38,403

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans Evaluated Individually

The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3.

OREO

Non-financial assets measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO properties are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of unobservable inputs, all OREO fair values have been classified as Level 3.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Bank Property Held for Sale

Bank property held for sale represents certain banking center office buildings which the Company has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell. Fair values were based upon discounted appraisals or real estate listing prices. Due to the significance of unobservable inputs, fair values of all bank property held for sale have been classified as Level 3.

The following tables summarize assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021, and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually	$—	$—	$2,334	$2,334
OREO	—	—	51	51
Bank property held for sale	—	—	9,101	9,101

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually	$—	$—	$2,771	$2,771
OREO	—	—	106	106
Bank property held for sale	—	—	10,676	10,676

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
March 31, 2021	Estimate	Techniques	Input	(Weighted Average)
Loans evaluated individually	$2,334	Appraisal of collateral	Appraisal adjustments	-42.8%	to	-100.0%	(-51.8)%
OREO	51	Appraisal of collateral	Appraisal adjustments	-33.0%	to	-100.0%	(-67.9)%
Bank property held for sale	9,101	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-41.3)%

December 31, 2020
Loans evaluated individually	$2,771	Appraisal of collateral	Appraisal adjustments	-30.0%	to	-100.0%	(-37.0)%
OREO	106	Appraisal of collateral	Appraisal adjustments	-25.0%	to	-100.0%	(-54.5)%
Bank property held for sale	10,676	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-42.8)%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$404,802	$404,802	$688,537	$688,537
Level 2 inputs:
Accrued interest receivable	31,876	31,876	33,240	33,240
Level 3 inputs:
Portfolio loans, net	6,685,357	6,740,655	6,713,129	6,755,425
Mortgage servicing rights	10,409	12,461	10,912	11,107
Other servicing rights	1,528	2,055	1,434	1,966

Financial liabilities:
Level 2 inputs:
Time deposits	$1,022,468	$1,031,778	$1,119,348	$1,132,107
Securities sold under agreements to repurchase	210,132	210,132	175,614	175,614
Short-term borrowings	4,663	4,669	4,658	4,661
Long-term debt	4,584	4,806	4,757	5,014
Junior subordinated debt owed to unconsolidated trusts	71,509	56,511	71,468	59,943
Accrued interest payable	5,671	5,671	3,401	3,401
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,843	40,066	39,809	40,104
Subordinated notes, net of unamortized issuance costs	182,370	184,819	182,226	187,697

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12: Earnings Per Common Share

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

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income	$37,816	$15,364
Shares:
Weighted average common shares outstanding	54,471,860	54,661,787
Dilutive effect of outstanding options, warrants, and restricted stock units as determined by the application of the treasury stock method	563,946	251,542
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	55,035,806	54,913,329

Basic earnings per common share	$0.69	$0.28

Diluted earnings per common share	$0.69	$0.28

Common stock equivalents excluded from the earning per common share calculations because their effect would have been anti-dilutive	358,279	244,242

Note 13: Accumulated Other Comprehensive Income (Loss)

The following table represents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale:
Balance at beginning of period	$49,644	$(14,151)	$35,493	$21,192	$(6,032)	$15,160
Unrealized holding gains (losses) on debt securities available for sale, net	(42,072)	11,993	(30,079)	30,086	(8,589)	21,497
Amounts reclassified from accumulated other comprehensive income, net	(25)	7	(18)	(1,556)	448	(1,108)
Balance at end of period	$7,547	$(2,151)	$5,396	$49,722	$(14,173)	$35,549

Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$(3,055)	$871	$(2,184)	$(280)	$80	$(200)
Unrealized holding gains (losses) on cash flow hedges, net	574	(164)	410	(3,129)	892	(2,237)
Amounts reclassified from accumulated other comprehensive income, net	278	(79)	199	(15)	4	(11)
Balance at end of period	$(2,203)	$628	$(1,575)	$(3,424)	$976	$(2,448)
Total accumulated other comprehensive income (loss)	$5,344	$(1,523)	$3,821	$46,298	$(13,197)	$33,101

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14: Operating Segments and Related Information

The Company has three reportable operating segments: Banking, Remittance Processing, and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and through its banking center in Indianapolis, Indiana. The Remittance Processing operating segment provides solutions for online bill payments, lockbox, and walk-in payments. The Wealth Management operating segment provides a full range of asset management, investment, and fiduciary services to individuals, businesses and foundations, tax preparation, philanthropic advisory services, farms, and brokerage services.

The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. The “other” category consists of the Parent Company, First Busey Risk Management, and the elimination of intercompany transactions.

The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” to the Company’s 2020 Annual Report. The Company accounts for intersegment revenue and transfers at current market value.

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Banking	$288,436	$288,436	$10,674,402	$10,462,673
Remittance Processing	8,992	8,992	46,765	46,553
Wealth Management	14,108	14,108	50,392	46,504
Other	—	—	(11,996)	(11,683)
Totals	$311,536	$311,536	$10,759,563	$10,544,047

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net interest income:
Banking	$68,455	$71,573
Remittance Processing	20	19
Wealth Management	—	—
Other	(3,582)	(2,159)
Total net interest income	$64,893	$69,433

Non-interest income:
Banking	$12,884	$13,168
Remittance Processing	4,861	4,069
Wealth Management	12,587	11,709
Other	1,113	(1,429)
Total non-interest income	$31,445	$27,517

Non-interest expense:
Banking	$42,091	$48,515
Remittance Processing	4,290	2,903
Wealth Management	6,565	6,974
Other	1,553	2,122
Total non-interest expense	$54,499	$60,514

Income before income taxes:
Banking	$46,044	$19,010
Remittance Processing	591	1,185
Wealth Management	6,022	4,735
Other	(4,022)	(5,710)
Total income before income taxes	$48,635	$19,220

Net income:
Banking	$35,528	$14,924
Remittance Processing	429	860
Wealth Management	4,682	3,599
Other	(2,823)	(4,019)
Total net income	$37,816	$15,364

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases. The Company leases real estate property for banking centers, ATM locations, and office space with terms extending through 2032. As of March 31, 2021, the Company reported $7.3 million of right-of-use assets and $7.4 million lease liabilities in its unaudited Consolidated Balance Sheets.

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2021	2020
Operating lease costs	$564	$620
Variable lease costs	174	171
Short-term lease costs	18	15
Total lease cost	$756	$806

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$546	$611
Operating lease cash flows – Liability reduction	495	530
Right of use assets obtained during the period in exchange for operating lease liabilities	148	128
Weighted average lease term (in years)	5.83	6.51
Weighted average discount rate	2.80%	3.05%

At March 31, 2021, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.8 million for the three months ended March 31, 2021 and 2020.

Rent commitments were as follows (dollars in thousands):

As of
March 31,
2021
Remainder of 2021	$1,440
2022	1,604
2023	1,409
2024	974
2025	840
Thereafter	1,792
Amounts representing interest	(679)
Present value of net future minimum lease payments	$7,380

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Busey is a $10.8 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Our three operating segments provide a full range of banking, remittance processing, and wealth management services through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.

The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three months ended March 31, 2021, and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in this Quarterly Report, as well as the Company’s 2020 Annual Report.

EXECUTIVE SUMMARY

COVID-19

The Company continues to navigate the economic environment caused by COVID-19 effectively and prudently and remains resolute in its focus on serving its customers, communities, and associates while protecting its balance sheet. The progression of the COVID-19 pandemic in the United States has impacted the Company’s results of operations. The Company remains vigilant, given that negative impacts of COVID-19, such as further margin compression and a deterioration in asset quality, could impact future quarters.

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

Federal, state, and local governments, and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. See the Company’s 2020 Annual Report for information on policy and regulatory actions taken during 2020. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion relief package providing a third round of Economic Impact Payments to millions of eligible Americans, expanding unemployment benefits and tax credits, and providing additional assistance to small businesses. An additional $7.25 billion in PPP funding was provided, and eligibility criteria was expanded to include some non-profit organizations.

We have taken, and continue to take, numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey offered a Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they faced as a result of COVID-19. This program offered solutions for all types of customers—including retail, personal loan, and mortgage—as well as commercial clients and small businesses. The program included options for loan payment deferrals as well as certain fee waivers. As of March 31, 2021, the Company had 72 commercial loans remaining on payment deferrals representing $197.1 million in loans, consisting of $29.7 million in full payment deferrals and $167.4 million in interest only deferrals. In addition, as of March 31, 2021, the Company had 178 retail loans on payment deferrals representing $24.9 million.

●	First Busey has served as a bridge for the PPP, actively helping existing and new business clients sign up for this important financial resource, and originated a total of $749.4 million in first round PPP loans representing 4,569 new and existing customers. As of March 31, 2021, the Company had received approximately $478.5 million in borrower loan forgiveness from the SBA and had submitted forgiveness applications to the

SBA on behalf of borrowers for another $131.6 million. On December 27, 2020, the Economic Aid Act extended the authority to make PPP loans through March 31, 2021, and revised certain PPP requirements. On March 30, 2021, the President signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021, or until funding is exhausted. As of March 31, 2021, the Company originated a total of $262.5 million in second round PPP loans representing 2,123 new and existing customers. At March 31, 2021, First Busey had $533.4 million in total PPP loans outstanding, with an amortized cost of $522.1 million, representing 3,441 customers.

Operating Results

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended
		March 31,	December 31,	March 31,
		2021	2020	2020
Reported:	Net income	$37,816	$28,345	$15,364
Adjusted:	Net income (1)	$38,065	$34,255	$15,479

Reported:	Diluted earnings per common share	$0.69	$0.52	$0.28
Adjusted:	Diluted earnings per common share (2)	$0.69	$0.62	$0.28

Reported:	Return on average assets (3)	1.45%	1.08%	0.64%
Adjusted:	Return on average assets (2), (3)	1.46%	1.31%	0.64%

Reported:	Return on average tangible common equity (1), (3)	16.80%	12.58%	7.30%
Adjusted:	Return on average tangible common equity (2), (3)	16.91%	15.21%	7.36%

Reported:	Pre-provision net revenue (1)	$40,198	$38,507	$35,849
Adjusted:	Pre-provision net revenue (1)	$42,753	$47,156	$38,211

Reported:	Pre-provision net revenue to average assets (1), (3)	1.54%	1.47%	1.49%
Adjusted:	Pre-provision net revenue to average assets (1), (3)	1.64%	1.80%	1.59%
(1)	A non-GAAP financial measure. See “Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Calculated using adjusted net income, a non-GAAP measure. See “Non-GAAP Financial Information” included in this Quarterly Report.
(3)	Annualized measure.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pre-tax adjustments for the three months ended March 31, 2021, included $0.3 million of expenses related to prior acquisitions. A reconciliation of non-GAAP measures – including adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity – which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Non-GAAP Financial Information.”

Banking Center Markets

At March 31, 2021, Busey Bank had 53 banking centers in Illinois. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business. However, the financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

At March 31, 2021, Busey Bank had 10 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Fourteen of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

At March 31, 2021, Busey Bank had four banking centers in southwest Florida, an area which has experienced above average population growth, job growth, and an expanded housing market over the last several years.

At March 31, 2021, Busey Bank had one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

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

Consolidated Average Balance Sheets and Interest Rates (Unaudited)

The following table shows our Consolidated Average Balance Sheets (dollars in thousands), and details the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods shown. All average information is provided on a daily average basis.

	Three Months Ended March 31,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Assets
Interest-bearing bank deposits and federal funds sold	$422,577	$150	0.14%	$358,740	$1,238	1.39%
Investment securities:
U.S. Government obligations	94,003	483	2.08%	190,812	1,091	2.30%
Obligations of states and political subdivisions (1)	296,023	1,964	2.69%	271,995	2,014	2.98%
Other securities	2,171,654	7,437	1.39%	1,275,757	7,859	2.48%
Loans held for sale	31,373	156	2.02%	61,963	477	3.10%
Portfolio loans (1), (2)	6,736,664	62,742	3.78%	6,658,277	72,484	4.38%
Total interest-earning assets (1), (3)	$9,752,294	$72,932	3.03%	$8,817,544	$85,163	3.88%

Cash and due from banks	113,880			118,502
Premises and equipment	134,570			151,214
ACL	(102,322)			(69,862)
Other assets	695,823			670,779
Total assets	$10,594,245			$9,688,177

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,310,402	$512	0.09%	$1,989,478	$2,413	0.49%
Savings and money market deposits	2,655,559	635	0.10%	2,571,469	3,265	0.51%
Time deposits	1,067,652	2,585	0.98%	1,521,025	6,549	1.73%
Federal funds purchased and repurchase agreements	184,694	57	0.13%	182,280	408	0.90%
Borrowings (4)	231,406	2,924	5.12%	176,655	1,621	3.69%
Junior subordinated debt issued to unconsolidated trusts	71,482	725	4.11%	71,310	744	4.20%
Total interest-bearing liabilities	$6,521,195	$7,438	0.46%	$6,512,217	$15,000	0.93%

Net interest spread (1)			2.57%			2.95%

Noninterest-bearing deposits	2,688,845			1,842,743
Other liabilities	108,511			115,057
Stockholders’ equity	1,275,694			1,218,160
Total liabilities and stockholders’ equity	$10,594,245			$9,688,177

Interest income / earning assets (1), (3)	$9,752,294	$72,932	3.03%	$8,817,544	$85,163	3.88%
Interest expense / earning assets	$9,752,294	$7,438	0.31%	$8,817,544	$15,000	0.68%
Net interest margin (1)		$65,494	2.72%		$70,163	3.20%
(1)	On a tax-equivalent basis and assuming an income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds, and Net Interest Margin

Changes in average earning assets are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Average interest-earning assets	$9,752,294	$8,817,544	$934,750	10.6%
Average interest-bearing liabilities	6,521,195	6,512,217	8,978	0.1%
Average noninterest-bearing deposits	2,688,845	1,842,743	846,102	45.9%

Total average deposits	8,722,458	7,924,715	797,743	10.1%
Total average liabilities	9,318,551	8,470,017	848,534	10.0%

Average noninterest-bearing deposits as a percent of total average deposits	30.8%	23.3%
Total average deposits as a percent of total average liabilities	93.6%	93.6%

Changes in sources of funds and net interest margin are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Interest income, on a tax-equivalent basis (1)	$72,932	$85,163	$(12,231)	(14.4)%
Interest expense	7,438	15,000	(7,562)	(50.4)%
Net interest income, on a tax equivalent basis (1)	$65,494	$70,163	$(4,669)	(6.7)%

Net interest margin (1), (2)	2.72%	3.20%
(1)	Assuming an income tax rate of 21%.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

The Consolidated Average Balance Sheets and interest rates were impacted in 2021 and 2020 by numerous factors surrounding COVID-19. The FOMC rate cuts during the first quarter of 2020 contributed to the decline in net interest margin over the past year, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities. The net interest margin has also been negatively impacted by the balance of lower-yielding PPP loans, significant growth in the Company’s liquidity position, and the issuance of subordinated debt completed during the second quarter of 2020. Those impacts were partially offset by the Company’s efforts to lower deposit funding costs as well as the fees recognized on PPP loans, although variability in the timing and amount of net fee recognition tied to forgiveness of PPP loans has had a disparate impact on net interest margin from quarter to quarter.

The Company remains substantially core deposit funded, with robust liquidity and significant market share in the communities we serve.

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.57% for the three months ended March 31, 2021, as compared to 2.95% in the same period of 2020, each on a tax equivalent basis.

Annualized net interest margins for the quarterly periods indicated were as follows:

	2021	2020
First Quarter	2.72%	3.20%
Second Quarter		3.03%
Third Quarter		2.86%
Fourth Quarter		3.06%

During the first quarter of 2021, PPP loan interest and net fees contributed $4.8 million to net interest income, compared to $9.5 million, in the fourth quarter of 2020, accounting for approximately 20 basis points of the decline in net interest margin. Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting, and operational efficiencies. However, as a result of the reductions in the target interest rate, as well as the impact of the COVID-19 pandemic, our net interest income and margin may continue to decline in future periods. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report for a description of accounting policies underlying the recognition of interest income and expense.

Non-Interest Income

Changes in non-interest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Wealth management fees	$12,584	$11,555	$1,029	8.9%
Fees for customer services	8,037	8,361	(324)	(3.9)%
Remittance processing	4,418	3,753	665	17.7%
Mortgage revenue	2,666	1,381	1,285	93.0%
Income on bank owned life insurance	964	1,057	(93)	(8.8)%
Net gains (losses) on sales of securities	25	1,574	(1,549)	NM
Unrealized gains (losses) recognized on equity securities	1,616	(987)	2,603	263.7%
Other income	1,135	823	312	37.9%
Total non-interest income	$31,445	$27,517	$3,928	14.3%

Total non-interest income increased by 14.3% to $31.4 million for the three months ended March 31, 2021, compared to $27.5 million for the three months ended March 31, 2020. Revenues from wealth management fees and remittance processing activities represented 54.1% of the Company’s non-interest income for the three months ended March 31, 2021, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating segments increased 11.1% year-over-year, from $15.3 million in the first quarter of 2020 to $17.0 million in the first quarter of 2021.

Wealth management fees increased by 8.9% to $12.6 million for the three months ended March 31, 2021, compared to $11.6 million for the same period in 2020. First Busey’s Wealth Management division ended the first quarter of 2021 with $10.7 billion in assets under care, compared to $8.9 billion at the end of the first quarter of 2020.

Fees for customer services decreased by 3.9% to $8.0 million for the three months ended March 31, 2021, compared to $8.4 million for the same period in 2020. Fees for customer services have been impacted since March 2020 due to changing customer behaviors resulting from COVID-19 and related government stimulus programs.

Remittance processing revenue relates to our payment processing company, FirsTech. Remittance processing revenue increased by 17.7% to $4.4 million for the three months ended March 31, 2021, compared to $3.8 million for the same period in 2020. Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients within our footprint and nationally. The Company is currently making strategic investments in FirsTech to further enhance future growth.

Mortgage revenue increased 93.0% to $2.7 million for the three months ended March 31, 2021, compared to $1.4 million for the same period in 2020. Decreased recognition of deferred loan origination expenses of $1.2 million during the three months ended March 31, 2021, compared to $2.4 million for same period in 2020, was a significant driver of the increase. During the three months ended March 31, 2021, we also released $0.4 million of the repurchase reserve, compared to an insignificant amount of expense for same period in 2020. In addition, net gain on sale yields increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, but were partially offset by a decline in mortgage volumes. General economic conditions and interest rate volatility may impact fees in future quarters.

Income on bank owned life insurance decreased 8.8%, to $1.0 million for the three months ended March 31, 2021, compared to $1.1 million for the same period in 2020, primarily as a result of lower earnings on life insurance policies.

Other income increased 37.9% to $1.1 million for the three months ended March 31, 2021, compared to $0.8 million for the same period in 2020.  Other income variances are primarily driven by fluctuations in income generated from swap origination fees, commercial loan sales gains, and gains and losses on fixed asset disposal.

Non-Interest Expense

Changes in non-interest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Salaries, wages, and employee benefits	$30,384	$34,003	$(3,619)	(10.6)%
Data processing	4,280	4,395	(115)	(2.6)%
Net occupancy expense of premises	4,563	4,715	(152)	(3.2)%
Furniture and equipment expenses	2,026	2,449	(423)	(17.3)%
Professional fees	1,945	1,824	121	6.6%
Amortization of intangible assets	2,401	2,557	(156)	(6.1)%
Interchange expense	1,484	1,169	315	26.9%
Other expense	7,416	9,402	(1,986)	(21.1)%
Total non-interest expense	$54,499	$60,514	$(6,015)	(9.9)%

Income taxes	$10,819	$3,856	$6,963	180.6%
Effective income tax rate	22.2%	20.1%

Efficiency ratio (1)	54.7%	59.7%
Adjusted efficiency ratio (1)	54.3%	59.5%

Full-time equivalent employees as of period-end	1,332	1,507
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

Total non-interest expense decreased by 9.9% to $54.5 million for the three months ended March 31, 2021, compared to $60.5 million for three months ended March 31, 2020. The Company remains focused on expense discipline and has seen expense reductions as a result of its branch closures in 2020, staffing model enhancements, strategic actions in response to COVID-19, and the realization of remaining expense savings from prior acquisitions.

Salaries, wages, and employee benefits decreased by 10.6% to $30.4 million for the three months ended March 31, 2021, compared to $34.0 million for the same period in 2020. Total full-time equivalents at March 31, 2021, numbered 1,332, compared to 1,346 at December 31, 2020, and 1,507 at March 31, 2020, a decline of 11.6% year-over-year. Further, deferral of PPP loan origination costs contributed $1.8 million to the lower salaries, wages, and benefits expense for the three months ended March 31, 2021.

Data processing expense decreased by 2.6% to $4.3 million for the three months ended March 31, 2021, compared to $4.4 million for the same period in 2020.

Combined, net occupancy expense of premises and furniture and equipment expense decreased by 8.0% to $6.6 million for the three months ended March 31, 2021, compared to $7.2 million for the same period in 2020. The decrease in 2021 primarily related to savings achieved through the closure of 12 banking centers in October of 2020.

Professional fees increased by 6.6% to $1.9 million for the three months ended March 31, 2021, compared to $1.8 million for the same period of 2020. Professional fee variances were largely influenced by acquisition expenses.

Amortization of intangible assets decreased by 6.1% to $2.4 million for the three months ended March 31, 2021, compared to $2.6 million for the same period in 2020.

Interchange expense increased by 26.9% to $1.5 million for the three months ended March 31, 2021, compared to $1.2 million for the same period in 2020, as a result of increased payment and volume activity at FirsTech.

Other expense decreased by 21.1% to $7.4 million for the three months ended March 31, 2021, compared to $9.4 million for the same period in 2020. Deferral of PPP loan origination costs reduced other expense by $0.5 million for the three months ended March 31, 2021. Other variances are across multiple expense categories, including business development and travel expenses, mortgage servicing rights valuations, provision for unfunded commitments, and new market tax credit impairment.

The efficiency ratio1, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratio was 54.7% for the three months ended March 31, 2021, compared to 59.7% for the three months ended December 31, 2020, and 59.7% for the three months ended March 31, 2020. The adjusted efficiency ratio1 was 54.3% for the three months ended March 31, 2021, compared to 52.4% for the three months ended December 31, 2020, and 59.5% for the three months ended March 31, 2020. The Company remains focused on expense discipline.

Income Taxes

The effective income tax rate of 22.2% for the three months ended March 31, 2021, was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits, including an Illinois new market tax credit. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. At March 31, 2021, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for its 2009 to 2016 income tax filings.

1 A Non-GAAP financial measure. See “Non-GAAP Financial Information” for reconciliation.

FINANCIAL CONDITION

Balance Sheet

Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020	Change	% Change
Assets
Debt securities available for sale	$2,796,955	$2,261,187	$535,768	23.7%
Portfolio loans, net	6,685,357	6,713,129	(27,772)	(0.4)%

Total assets	$10,759,563	$10,544,047	$215,516	2.0%

Liabilities
Deposits:
Noninterest-bearing	$2,859,492	$2,552,039	$307,453	12.0%
Interest-bearing	6,014,355	6,125,810	(111,455)	(1.8)%
Total deposits	$8,873,847	$8,677,849	$195,998	2.3%

Securities sold under agreements to repurchase	$210,132	$175,614	$34,518	19.7%
Senior notes, net of unamortized issuance costs	39,843	39,809	34	0.1%
Subordinated notes, net of unamortized issuance costs	182,370	182,226	144	0.1%
Junior subordinated debt owed to unconsolidated trusts	71,509	71,468	41	0.1%

Total liabilities	$9,493,741	$9,273,978	$219,763	2.4%

Stockholders’ equity	$1,265,822	$1,270,069	$(4,247)	(0.3)%

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

Management reviews and approves the Company’s lending policies and procedures on a regular basis. Management routinely (at least quarterly) reviews the Company’s ACL in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors, in addition to location, duration, a sound and profitable cash flow basis, and the borrower’s character, include the quality of the borrower’s financial history, the liquidity of the underlying collateral, and the reliability of the valuation of the underlying collateral.

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

The Company maintains an independent loan review department that reviews loans for compliance with the Company’s loan policy on a periodic basis. In addition, the loan review department reviews risk assessments made by the Company’s credit department, lenders, and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the lending areas can be found in the Company’s 2020 Annual Report. The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Indiana and Florida markets.

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	March 31, 2021
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,424,066	$519,324	$72,740	$51,241	$2,067,371
Commercial real estate	1,852,506	706,144	170,445	183,871	2,912,966
Real estate construction	203,218	107,708	56,489	55,218	422,633
Retail real estate	934,607	262,000	94,676	52,016	1,343,299
Retail other	27,961	2,220	1,508	1,342	33,031
Portfolio loans	$4,442,358	$1,597,396	$395,858	$343,688	$6,779,300

ACL					(93,943)
Portfolio loans, net					$6,685,357

	December 31, 2020
	Illinois	Missouri	Florida	Indiana	Total
Commercial	$1,386,587	$529,281	$50,878	$47,830	$2,014,576
Commercial real estate	1,880,437	715,680	154,234	142,184	2,892,535
Real estate construction	192,971	115,227	57,381	96,207	461,786
Retail real estate	963,538	295,352	94,748	54,214	1,407,852
Retail other	32,678	2,415	1,188	1,147	37,428
Portfolio loans	$4,456,211	$1,657,955	$358,429	$341,582	$6,814,177

ACL					(101,048)
Portfolio loans, net					$6,713,129

Portfolio loans decreased by 0.5% as of March 31, 2021, compared to December 31, 2020. Commercial balances (consisting of commercial, commercial real estate and real estate construction loans), excluding PPP loans, decreased $41.6 million from December 31, 2020. The Company’s commercial customer base is sound, and the majority of the decrease is related to line utilization. Retail real estate and retail other loans decreased $69.0 million from December 31, 2020. The retail real estate and retail other loans decrease is primarily a result of loan run-off.

Allowance and Provision for Credit Losses

The ACL is a significant estimate in the Company’s unaudited Consolidated Balance Sheets, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income.

Provision for credit loss expense decreased by 139.5% due to a reserve release of ($6.8) million for the three months ended March 31, 2021, compared to a $17.2 million expense for the same period in 2020. As a result of continued strength in asset quality performance metrics, as well as improved macro-economic outlooks and unguaranteed loan balance declines, the first quarter 2021 results reflect a provision release, as compared to a reserve build at the onset of the COVID-19 pandemic in the first quarter of 2020.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Portfolio loans, excluding PPP loans	$6,257,196	$6,367,774	$6,384,916	$6,499,734	$6,745,499
PPP loans, amortized cost	522,104	446,403	736,395	729,286	—
Portfolio loans	$6,779,300	$6,814,177	$7,121,311	$7,229,020	$6,745,499

ACL	$93,943	$101,048	$98,841	$96,046	$84,384

ACL to portfolio loans	1.39%	1.48%	1.39%	1.33%	1.25%
ACL to portfolio loans, excluding PPP loans	1.50%	1.59%	1.55%	1.48%	1.25%
ACL to non-performing loans	411.04%	415.82%	408.82%	378.43%	310.10%
ACL to non-performing assets	346.05%	349.99%	339.02%	329.66%	274.29%

As of March 31, 2021, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.

Non-performing Loans and Non-performing Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory guidelines. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Typically, loans are secured by collateral. When a loan is classified as non-accrual and determined to be collateral dependent, it is appropriately reserved or charged down through the ACL to the fair value of our interest in the underlying collateral less estimated costs to sell. Our loan portfolio is collateralized primarily by real estate.

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Loans 30 – 89 days past due	$9,929	$7,578	$6,708	$5,166	$10,150

Non-accrual loans	21,706	22,930	23,898	25,095	25,672
Loans 90+ days past due and still accruing	1,149	1,371	279	285	1,540
Non-performing loans	22,855	24,301	24,177	25,380	27,212

OREO	4,292	4,571	4,978	3,755	3,553
Non-performing assets	27,147	28,872	29,155	29,135	30,765

Substandard (excludes 90+ days past due)	65,088	68,924	77,939	83,704	77,908
Classified assets	$92,235	$97,796	$107,094	$112,839	$108,673

Performing TDRs (includes 30 – 89 days past due)	$3,299	$3,829	$4,218	$4,316	$4,949

Non-performing assets to total assets	0.25%	0.27%	0.28%	0.27%	0.32%
Non-performing loans to portfolio loans	0.34%	0.36%	0.34%	0.35%	0.40%
Non-performing loans to portfolio loans, excluding PPP loans	0.37%	0.38%	0.38%	0.39%	0.40%
Non-performing assets to portfolio loans and OREO	0.40%	0.42%	0.41%	0.40%	0.46%
Classified assets to Busey Bank Tier 1 Capital and ACL	7.76%	8.47%	9.58%	10.47%	10.53%

Non-performing loan balances decreased 6.0% to $22.9 million at March 31, 2021, compared with $24.3 million at December 31, 2020. Continued disciplined credit management resulted in non-performing loans as a percentage of total loans of 0.34% at March 31, 2021, compared to 0.36% at December 31, 2020, and 0.40% at March 31, 2020. Excluding the amortized cost of PPP loans, non-performing loans as a percentage of total loans was 0.37% at March 31, 2021, compared to 0.38% at December 31, 2020.

Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate as a result of COVID-19, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are loans classified as substandard which are not categorized as impaired, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for probable credit losses. Potential problem loans decreased by 5.5% to $65.0 million at March 31, 2021, compared to $68.8 million at December 31, 2020. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of March 31, 2021, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. As of March 31, 2021, the Company had 72 commercial loans on payment deferrals representing $197.1 million in loans. Of this balance, $29.7 million remained on full payment deferral, with the remaining $167.4 million on interest only deferral. In addition, as of March 31, 2021, the Company had 178 retail loans on payment deferrals representing $24.9 million in loans. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits increased 2.3% on a year-to-date basis to $8.9 billion at March 31, 2021, as compared to $8.7 billion at December 31, 2020. We focus on deepening our relationships with customers to foster core deposit growth, allowing us to reduce our reliance on wholesale funding. During the three months ended March 31, 2021, our deposit balances were impacted by the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus payments to consumers, and other core deposit growth.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of March 31, 2021, the Company had additional capacity to borrow $1.6 billion from the FHLB and $483.8 million from the Federal Reserve. The Company has the ability to pledge PPP loans as collateral to either the FHLB or Federal Reserve Discount Window to increase the availability to borrow against any potential short-term funding needs.

As of March 31, 2021, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. As of March 31, 2021, and December 31, 2020, we had outstanding loan commitments and standby letters of credit of $1.8 billion. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

As of March 31, 2021, our reserve for unfunded commitments was $7.7 million, compared to $7.3 million at December 31, 2020. Unfunded provision expense for the three months ended March 31, 2021, was $0.4 million, compared to $1.0 million for the three months ended March 31, 2020.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios with capital buffer and March 31, 2021, capital ratios for First Busey and Busey Bank.

	Minimum Capital	As of March 31, 2021
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank
Total Capital to Risk Weighted Assets	10.50%	17.39%	16.06%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.84%	15.06%
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.83%	15.06%
Tier 1 Capital to Average Assets		9.85%	10.71%

For further discussion of capital resources and requirements, see “Note 7: Regulatory Capital.”

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report contains certain financial information determined by methods other than in accordance with GAAP. These measures include adjusted pre-provision net revenue, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted net interest margin, efficiency ratio, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity. Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions. Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most directly comparable GAAP financial measures – specifically net income in the case of adjusted net income, adjusted earnings per share, and adjusted return on average assets; total net interest income in the case of adjusted net interest margin; total non-interest income and total non-interest expense in the case of efficiency ratio and adjusted efficiency ratio; and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity – appears below. The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Pre-Provision Net Revenue

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Net interest income	$64,893	$72,936	$69,433
Non-interest income	31,445	30,499	27,517
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(1,641)	(855)	(587)
Non-interest expense	(54,499)	(64,073)	(60,514)
Pre-provision net revenue	$40,198	$38,507	$35,849

Acquisition and other restructuring expenses	320	7,550	145
Provision for unfunded commitments	406	(12)	1,017
New Market Tax Credit amortization	1,829	1,111	1,200
Adjusted: Pre-provision net revenue	$42,753	$47,156	$38,211

Average total assets	$10,594,245	$10,419,364	$9,688,177

Reported: Pre-provision net revenue to average assets(1)	1.54%	1.47%	1.49%
Adjusted: Pre-provision net revenue to average assets(1)	1.64%	1.80%	1.59%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Diluted Earnings Per Share, and Adjusted Return on Average Assets

(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Reported: Net income	$37,816	$28,345	$15,364
Acquisition expenses:
Salaries, wages, and employee benefits	—	—	—
Data processing	7	56	—
Lease or fixed asset impairment	—	245	—
Professional fees and other	313	479	145
Other restructuring costs:
Salaries, wages, and employee benefits	—	113	—
Data processing	—	—	—
Lease or fixed asset impairment	—	6,657	—
Professional fees and other	—	—	—
Related tax benefit	(71)	(1,640)	(30)
Adjusted: Net income	$38,065	$34,255	$15,479

Dilutive average common shares outstanding	55,035,806	54,911,458	54,913,329

Reported: Diluted earnings per share	$0.69	$0.52	$0.28
Adjusted: Diluted earnings per share	0.69	0.62	0.28

Average total assets	$10,594,245	$10,419,364	$9,688,177

Reported: Return on average assets(1)	1.45%	1.08%	0.64%
Adjusted: Return on average assets(1)	1.46%	1.31%	0.64%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Reported: Net interest income	$64,893	$72,936	$69,433
Tax-equivalent adjustment	601	655	730
Acquisition-related purchase accounting accretion	(2,157)	(2,469)	(2,827)
Adjusted: Net interest income	$63,337	$71,122	$67,336

Average interest-earning assets	$9,752,294	$9,557,265	$8,817,544

Reported: Net interest margin(1)	2.72%	3.06%	3.20%
Adjusted: Net Interest margin(1)	2.63%	2.96%	3.07%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Efficiency Ratio

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Reported: Net Interest income	$64,893	$72,936	$69,433
Tax-equivalent adjustment	601	655	730
Tax-equivalent interest income	$65,494	$73,591	$70,163

Reported: Non-interest income	31,445	30,499	27,517
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(1,641)	(855)	(587)
Adjusted: Non-interest income	$29,804	$29,644	$26,930

Reported: Non-interest expense	54,499	64,073	60,514
Amortization of intangible assets	(2,401)	(2,439)	(2,557)
Non-operating adjustments:
Salaries, wages, and employee benefits	—	(113)	—
Data processing	(7)	(56)	—
Lease or fixed asset impairment	—	(6,902)	—
Professional fees and other	(313)	(479)	(145)
Adjusted: Non-interest expense	$51,778	$54,084	$57,812

Reported: Efficiency ratio(1)	54.67%	59.70%	59.69%
Adjusted: Efficiency ratio(2)	54.33%	52.39%	59.54%
(1)	Calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income, plus non-interest income, less security gains and losses.
(2)	Calculated as adjusted non-interest expense, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(unaudited, dollars in thousands)

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Total Assets	$10,759,563	$10,544,047	$9,721,405
Goodwill and other intangible assets, net	(361,120)	(363,521)	(370,572)
Tax effect of other intangible assets, net	13,883	14,556	16,530
Tangible assets	$10,412,326	$10,195,082	$9,367,363

Total stockholders’ equity	1,265,822	1,270,069	1,217,585
Goodwill and other intangible assets, net	(361,120)	(363,521)	(370,572)
Tax effect of other intangible assets, net	13,883	14,556	16,530
Tangible common equity	$918,585	$921,104	$863,543

Ending number of common shares outstanding	54,345,379	54,404,379	54,401,208

Tangible common equity to tangible assets(1)	8.82%	9.03%	9.22%
Tangible book value per share	$16.65	$16.66	$15.57

Average common equity	$1,275,694	$1,261,298	$1,218,160
Average goodwill and other intangible assets, net	(362,693)	(365,120)	(372,240)
Average tangible common equity	$913,001	$896,178	$845,920

Reported: Return on average tangible common equity(2)	16.80%	12.58%	7.30%
Adjusted: Return on average tangible common equity(2)(3)	16.91%	15.21%	7.36%
(1)	Tax-effected measure, 28% estimated deferred tax rate.
(2)	Annualized measure.
(3)	Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of the Company’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause actual results to differ materially from those in the Company’s forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including the impact of the new presidential administration); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets; (iii) changes in state and federal laws, regulations, and governmental policies concerning the Company’s general business; (iv) changes in accounting policies and practices, including FASB’s CECL impairment standards; (v) changes in interest rates and prepayment rates of the Company’s assets (including the impact of the LIBOR phase-out); (vi) increased competition in the financial services sector and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that the transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving the Company; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the SEC.

CRITICAL ACCOUNTING ESTIMATES

First Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited Consolidated Financial Statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” of the Company’s 2020 Annual Report.

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

Fair Value of Debt Securities Available for Sale

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

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, the Company must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, the Company will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded ACL balance related to the debt security, if applicable, and recognizing any incremental impairment through earnings. If the Company does not intend to sell the security, nor believes it more likely than not will be required to sell the security before the fair value recovers to the amortized cost basis, the Company must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.

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

Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. The impairment is recognized by establishing an ACL balance for the debt security through the provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

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

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are in the scope of ASC 326-30. However, the offset to record the ACL at the date of acquisition on acquired loans depends on whether or not the loan is classified as PCD. The ACL for PCD loans is recorded through a gross-up effect, while the ACL for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.

Goodwill

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

Income Taxes

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

Allowance for Credit Losses

The Company calculates the ACL at each reporting date. The Company recognizes an ACL for the lifetime expected credit losses for the amount the Company does not expect to collect. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported book value. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

In determining the ACL, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The ACL must be determined on a collective (pool) basis when similar risk characteristics exists. On a case-by-case basis, the Company may conclude a loan should be evaluated on an individual basis based on the disparate risk characteristics.

Loans deemed uncollectible are charged against and reduce the ACL. A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the ACL at a level that management deems adequate. Determining the ACL involves significant judgments and assumptions by management. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful at March 31, 2021, or December 31, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	+100	+200	+300
March 31, 2021	6.06%	11.26%	15.92%
December 31, 2020	7.40%	14.16%	20.20%

	Year-Two: Basis Point Changes
	+100	+200	+300
March 31, 2021	8.16%	14.99%	21.11%
December 31, 2020	9.59%	17.95%	25.40%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of March 31, 2021, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. On March 11, 2021, the Company decided to resume open-market share repurchases under its share repurchase program. During the first quarter of 2021, the company purchased 59,000 shares under the plan. At March 31, 2021, the Company had 1,799,824 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—	1,858,824
February 1-28, 2021	—	$—	—	1,858,824
March 1-31, 2021	59,000	$25.58	59,000	1,799,824

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

10.33†*	Gregory B. Lykins Letter of Understanding, dated April 1, 2021

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith
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

Date: May 6, 2021