Form 10-Q
period 2021-06-30
FIRST BUSEY CORP /NV/
filed 2021-08-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2021
Common Stock, $.001 par value	56,267,775

FIRST BUSEY CORPORATION

FORM 10-Q

June 30, 2021

GLOSSARY

We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
2020 Annual Report	Annual report for the year ended December 31, 2020
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Banc Ed	The Banc Ed Corp.
Banks	Busey Bank and GSB combined
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule

Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Act

CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
COVID-19	Coronavirus disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSU	Deferred stock unit
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC 820
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, "Busey," "the Company," "we," "us," and "our"
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Interbank Offered Rate
NM	Not meaningful
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSU	Performance-based restricted stock unit
PPP	Paycheck Protection Program

Term	Definition
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	Unites States of America
U.S. Treasury	U.S. Department of the Treasury

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	As of
	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$300,884	$118,824
Interest-bearing deposits	619,926	569,713
Total cash and cash equivalents	920,810	688,537

Debt securities available for sale	3,464,517	2,261,187
Equity securities	13,950	5,530
Loans held for sale, at fair value	17,834	42,813
Portfolio loans (net of ACL 2021 $95,410; 2020 $101,048)	7,090,240	6,713,129
Premises and equipment, net	145,437	135,191
Right of use assets	8,228	7,714
Goodwill	317,521	311,536
Other intangible assets, net	64,274	51,985
Cash surrender value of bank owned life insurance	175,732	176,405
Other assets	196,906	150,020
Total assets	$12,415,449	$10,544,047

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,186,650	$2,552,039
Interest-bearing	7,150,467	6,125,810
Total deposits	10,337,117	8,677,849

Securities sold under agreements to repurchase	207,266	175,614
Short-term borrowings	30,168	4,658
Long-term debt	52,409	4,757
Senior notes, net of unamortized issuance costs	39,876	39,809
Subordinated notes, net of unamortized issuance costs	182,503	182,226
Junior subordinated debt owed to unconsolidated trusts	71,551	71,468
Lease liabilities	8,280	7,757
Other liabilities	140,588	109,840
Total liabilities	11,069,758	9,273,978

Outstanding commitments and contingent liabilities (see Notes 9 and 15)

Stockholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 2021 58,116,970 shares issued; 2020 55,910,733 shares issued	58	56
Additional paid-in capital	1,316,716	1,253,360
Retained earnings	62,926	20,830
Accumulated other comprehensive income (loss)	10,725	33,309
Total stockholders’ equity before treasury stock	1,390,425	1,307,555

Treasury stock at cost 2021 1,786,354 shares; 2020 1,506,354 shares	(44,734)	(37,486)
Total stockholders’ equity	1,345,691	1,270,069
Total liabilities and stockholders’ equity	$12,415,449	$10,544,047

Common shares outstanding at period end	56,330,616	54,404,379

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$61,404	$71,089	$123,969	$143,625
Interest and dividends on investment securities:
Taxable interest income	9,081	8,833	17,692	18,341
Non-taxable interest income	958	1,166	1,963	2,317
Other interest income	245	145	395	1,383
Total interest income	71,688	81,233	144,019	165,666

Interest expense
Deposits	3,295	7,721	7,027	19,948
Federal funds purchased and securities sold under agreements to repurchase	60	100	117	508
Short-term borrowings	64	118	83	185
Long-term debt	116	34	145	457
Senior notes	399	399	799	799
Subordinated notes	2,480	1,312	4,956	2,043
Junior subordinated debt owed to unconsolidated trusts	732	736	1,457	1,480
Total interest expense	7,146	10,420	14,584	25,420

Net interest income	64,542	70,813	129,435	140,246
Provision for credit losses	(1,700)	12,891	(8,496)	30,107
Net interest income after provision for credit losses	66,242	57,922	137,931	110,139

Non-interest income
Wealth management fees	13,002	10,193	25,586	21,748
Fees for customer services	8,611	7,025	16,648	15,386
Remittance processing	4,349	3,718	8,767	7,471
Mortgage revenue	1,747	2,705	4,413	4,086
Income on bank owned life insurance	1,476	2,282	2,440	3,339
Net gains (losses) on sales of securities	94	125	119	1,699
Unrealized gains (losses) recognized on equity securities	804	190	2,420	(797)
Other income	2,928	1,726	4,063	2,549
Total non-interest income	33,011	27,964	64,456	55,481

Non-interest expense
Salaries, wages, and employee benefits	34,889	28,555	65,273	62,558
Data processing	4,819	4,051	9,099	8,446
Net occupancy expense of premises	4,246	4,448	8,809	9,163
Furniture and equipment expenses	2,066	2,537	4,092	4,986
Professional fees	2,311	1,986	4,256	3,810
Amortization of intangible assets	2,650	2,519	5,051	5,076
Interchange expense	1,442	1,198	2,926	2,367
Other expense	10,202	7,774	17,618	17,176
Total non-interest expense	62,625	53,068	117,124	113,582

Income before income taxes	36,628	32,818	85,263	52,038
Income taxes	6,862	7,012	17,681	10,868
Net income	$29,766	$25,806	$67,582	$41,170

Basic earnings per common share	$0.54	$0.47	$1.23	$0.75
Diluted earnings per common share	$0.53	$0.47	$1.22	$0.75
Dividends declared per share of common stock	$0.23	$0.22	$0.46	$0.44

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$29,766	$25,806	$67,582	$41,170

Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of ($2,700), ($1,670), $9,293, and ($10,259), respectively	6,769	4,187	(23,310)	25,684
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $1, $41, $8, and $489, respectively	(2)	(102)	(20)	(1,210)
Net change in unrealized gains (losses) on debt securities available for sale	6,767	4,085	(23,330)	24,474

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $28, $4, ($136), and $896, respectively	(69)	(10)	341	(2,247)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of ($82), $56, ($161), and $60, respectively	206	(139)	405	(150)
Net change in unrealized gains (losses) on cash flow hedges	137	(149)	746	(2,397)

Net change in accumulated other comprehensive income (loss)	6,904	3,936	(22,584)	22,077

Total comprehensive income	$36,670	$29,742	$44,998	$63,247

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2021
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, March 31, 2021	54,345,379	$56	$1,255,044	$45,897	$3,821	$(38,996)	$1,265,822
Net income	—	—	—	29,766	—	—	29,766
Other comprehensive income (loss)	—	—	—	—	6,904	—	6,904
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,982	—	—	—	58,984
Repurchase of stock	(221,000)	—	—	—	—	(5,738)	(5,738)
Cash dividends common stock at $0.23 per share	—	—	—	(12,484)	—	—	(12,484)
Stock dividend equivalents restricted stock units at $0.23 per share	—	—	253	(253)	—	—	—
Stock-based compensation	—	—	2,437	—	—	—	2,437
Balance, June 30, 2021	56,330,616	$58	$1,316,716	$62,926	$10,725	$(44,734)	$1,345,691

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	67,582	—	—	67,582
Other comprehensive income (loss)	—	—	—	—	(22,584)	—	(22,584)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,982	—	—	—	58,984
Repurchase of stock	(280,000)	—	—	—	—	(7,248)	(7,248)
Cash dividends common stock at $0.46 per share	—	—	—	(24,997)	—	—	(24,997)
Stock dividend equivalents restricted stock units at $0.46 per share	—	—	489	(489)	—	—	—
Stock-based compensation	—	—	3,885	—	—	—	3,885
Balance, June 30, 2021	56,330,616	$58	$1,316,716	$62,926	$10,725	$(44,734)	$1,345,691

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2020
				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, March 31, 2020	54,401,208	$56	$1,249,301	$(27,599)	$33,101	$(37,274)	$1,217,585
Net income	—	—	—	25,806	—	—	25,806
Other comprehensive income (loss)	—	—	—	—	3,936	—	3,936
Repurchase of stock	—	—	—	—	—	3	3
Issuance of treasury stock for employee stock purchase plan	6,296	—	(7)	—	—	119	112
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	100,968	—	(2,467)	—	—	1,907	(560)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	7,528	—	(41)	—	—	142	101
Cash dividends common stock at $0.22 per share	—	—	—	(11,968)	—	—	(11,968)
Stock dividend equivalents restricted stock units at $0.22 per share	—	—	190	(190)	—	—	—
Stock-based compensation	—	—	1,069	—	—	—	1,069
Balance, June 30, 2020	54,516,000	$56	$1,248,045	$(13,951)	$37,037	$(35,103)	$1,236,084

	Six Months Ended June 30, 2020
				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434
Cumulative effect of change in accounting principle	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	41,170	—	—	41,170
Other comprehensive income (loss)	—	—	—	—	22,077	—	22,077
Repurchase of stock	(407,850)	—	—	—	—	(9,669)	(9,669)
Issuance of treasury stock for employee stock purchase plan	20,532	—	(45)	—	—	388	343
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,477	—	(2,646)	—	—	2,011	(635)
Net issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,069	—	(51)	—	—	152	101
Cash dividends common stock at $0.44 per share	—	—	—	(24,023)	—	—	(24,023)
Stock dividend equivalents restricted stock units at $0.44 per share	—	—	363	(363)	—	—	—
Stock-based compensation	—	—	2,208	—	—	—	2,208
Balance, June 30, 2020	54,516,000	$56	$1,248,045	$(13,951)	$37,037	$(35,103)	$1,236,084

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows Provided by (Used in) Operating Activities
Net income	$67,582	$41,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(8,496)	30,107
Amortization of intangible assets	5,051	5,076
Amortization of mortgage servicing rights	2,961	2,625
Depreciation and amortization of premises and equipment	5,709	6,316
Net amortization (accretion) of premium (discount) on portfolio loans	(3,404)	(4,663)
Net amortization (accretion) of premium (discount) on investment securities	10,460	4,061
Net amortization (accretion) of premium (discount) on time deposits	(550)	(709)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	416	220
Impairment of fixed assets held for sale	—	36
Impairment of mortgage servicing rights	(506)	526
Change in fair value of equity securities, net	(2,420)	797
(Gain) loss on sales of debt securities, net	(119)	(1,699)
(Gain) loss on sales of loans, net	(6,133)	(11,387)
(Gain) loss on sales of OREO	161	47
(Gain) loss on sales of premises and equipment	(986)	191
(Gain) loss on life insurance proceeds	(488)	(1,256)
Provision for deferred income taxes	3,804	(1,142)
Stock-based and non-cash compensation	3,885	2,208
(Increase) decrease in cash surrender value of bank owned life insurance	(1,953)	(2,083)
Mortgage loans originated for sale	(157,670)	(511,670)
Proceeds from sales of mortgage loans	188,216	483,238
Net change in operating assets and liabilities:
(Increase) decrease in other assets	(8,995)	12,225
Increase (decrease) in other liabilities	(14,260)	496
Net cash provided by (used in) operating activities	$82,265	$54,730

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(5,998)	$(4)
Purchases of debt securities available for sale	(1,274,797)	(356,700)
Proceeds from sales of equity securities	1,235	33
Proceeds from sales of debt securities available for sale	290,955	—
Proceeds from paydowns and maturities of debt securities available for sale	424,725	315,988
Net cash received in (paid for) acquisitions (see Note 2)	236,981	—
Net (increase) decrease in loans	79,088	(546,599)
Cash paid for premiums on bank-owned life insurance	(113)	(116)
Purchases of premises and equipment	(3,093)	(3,029)
Proceeds from life insurance	3,227	2,512
Proceeds from disposition of premises and equipment	5,158	802
Proceeds from sales of OREO	1,410	413
Net cash provided by (used in) investing activities	$(241,222)	$(586,700)

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$335,422	$1,007,979
Net change in federal funds purchased and securities sold under agreements to repurchase	15,001	(11,242)
Proceeds from other borrowings	72,500	142,634
Repayment of other borrowings	—	(54,000)
Proceeds from FHLB advances	5,000	1,609
Repayment of FHLB advances	(4,327)	—
Cash dividends paid	(24,997)	(24,023)
Purchase of treasury stock	(7,248)	(9,669)
Cash paid for withholding taxes on stock-based payments	—	(635)
Proceeds from stock options exercised	—	101
Common stock issuance costs	(121)	—
Net cash provided by (used in) financing activities	$391,230	$1,052,754

Net increase (decrease) in cash and cash equivalents	232,273	520,784
Cash and cash equivalents, beginning of period	688,537	529,288

Cash and cash equivalents, ending of period	$920,810	$1,050,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$11,571	$25,761
Income taxes	9,211	4,510

Non-cash investing and financing activities:
OREO acquired in settlement of loans	137	1,158

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Significant Accounting Policies

Nature of Operations

First Busey Corporation, a Nevada corporation organized in 1980, is a $12.4 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

The Company operates and reports its business in three segments: Banking, Remittance Processing, and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through the Company’s wholly-owned bank subsidiaries, Busey Bank and GSB, with banking centers in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana. The Remittance Processing operating segment provides solutions for online bill payments, lockbox, and walk-in payments through the Company’s subsidiary, FirsTech. The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.

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

COVID-19

First Busey has continued to operate as an essential community resource during these challenging and unprecedented times. Federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of steps to help banks navigate the pandemic and mitigate its impact.

The Company remains vigilant as the negative impacts of COVID-19, such as further margin compression and a deterioration in asset quality, could impact future quarters.

As part of the CARES Act, Congress appropriated approximately $349 billion for the creation of the PPP and then authorized a second phase for an additional $310 billion in PPP loans. The program provided payroll assistance for the nation’s nearly 30 million small businesses—and select nonprofits—in the form of 100% government-guaranteed low-interest loans from the SBA. On December 27, 2020, the Economic Aid Act extended the authority to make PPP loans through March 31, 2021, and revised certain PPP requirements. On March 30, 2021, the President signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021, or until funding was exhausted, which occurred on May 28, 2021. First Busey served as a bridge for these programs, actively helping existing and new business clients sign up for this important financial resource.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes First Busey’s PPP loans as of June 30, 2021, (dollars in thousands):

	CARES	Economic Aid	PPP Loan
	Act	Act	Totals
Busey Bank customers with PPP loans processed	4,569	2,474	7,043
PPP loans originated by Busey Bank	$749,429	$296,346	$1,045,775

GSB customers with PPP loans acquired	26	266	292
PPP loans acquired from GSB	$15,783	$27,694	$43,477

Customers with PPP loans outstanding (1)	581	2,523	3,104
PPP loans outstanding (1)	$93,455	$306,249	$399,704
PPP loans outstanding, amortized cost (1)	93,099	297,296	390,395

PPP loan balance forgiveness: (1)
Received	$667,796	$17,788	$685,584
Balances submitted to the SBA for forgiveness	18,652	2,239	20,891
(1)	Consolidated totals include Busey Bank and GSB.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. On July 27, 2021, the Company announced its Personal Banking Transformation Plan which includes plans to close and consolidate 15 Busey Bank banking centers. In addition, the Company announced plans to consolidate two GSB banking centers, with the banking centers in connection with the integration of the acquisition. Each of these banking center closures is expected to occur in the fourth quarter of 2021. There were no other significant subsequent events for the quarter ended June 30, 2021, through the filing date of these unaudited consolidated financial statements.

Note 2: Acquisitions

Cummins-American Corp.

Effective May 31, 2021, the Company completed its acquisition of CAC, the holding company for GSB. The partnership will enhance the Company’s existing deposit, commercial banking, and wealth management presence in the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area. GSB’s results of operations were included in the Company’s results of operation beginning June 1, 2021. Busey will operate GSB as a separate banking subsidiary of Busey until it is merged with Busey Bank, which is expected to occur in the third quarter of 2021. At the time of the bank merger, all GSB banking centers will become branches of Busey Bank.

Under terms of the definitive agreement, each share of CAC common stock issued and outstanding as of the effective date was converted into the right to receive 444.4783 shares of First Busey common stock and $14,173.96 in cash, which reflects the adjustments made to the cash consideration in accordance with the terms of the definitive agreement. The fair value of the common shares issued as part of the consideration paid for CAC was determined on the basis of the closing price of the Company’s common shares on the last trading day immediately preceding the acquisition date of

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

May 31, 2021. As additional consideration provided to CAC’s shareholders in the merger, CAC paid a special dividend to its shareholders in the amount of $60 million, or $12,087.58 per share of CAC common stock, on May 28, 2021.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Fair values are considered provisional until final fair values are determined, or the measurement period has passed, but no later than one year from the acquisition date. Reviews of third-party valuations for loans, deposits, and other intangible assets are still being performed by management. Therefore, amounts are subject to change, and could change materially from the provisional amounts discussed below.

As the total consideration paid for CAC exceeded the provisional fair value of net assets acquired, estimated goodwill of $6.0 million was recorded as of the acquisition date. The amount of Goodwill recognized as a result of this transaction is expected to be fully tax deductible for federal income tax purposes in accordance with the Company’s election pursuant to Section 338(h)(10) of the Internal Revenue Code. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area, and was assigned to the Banking operating segment.

The following table presents the estimated fair value of CAC’s assets acquired and liabilities assumed as of May 31, 2021 (dollars in thousands):

Fair Value
Assets acquired
Cash and cash equivalents	$307,339
Securities	702,367
Portfolio loans, net of ACL	430,491
Premises and equipment	17,034
Other intangible assets	17,340
Mortgage servicing rights	629
Other assets	8,178
Total assets acquired	1,483,378

Liabilities assumed
Deposits	1,324,396
Other borrowings	16,651
Other liabilities	18,853
Total liabilities assumed	1,359,900

Net assets acquired	$123,478

Consideration paid:
Cash	$70,358
Common stock	59,105
Total consideration paid	$129,463

Goodwill	$5,985

The fair value of PCD financial assets was $60.5 million on the date of acquisition. Gross contractual amounts receivable relating to the PCD financial assets was $65.2 million. The Company estimates, on the date of acquisition, that $4.2 million of the contractual cash flows specific to the PCD financial assets will not be collected.

During three and six months ended June 30, 2021, First Busey incurred $2.7 million and $3.0 million, respectively, in pre-tax acquisition expenses related to the acquisition of CAC, comprised primarily of professional fees, compensation expense, and data processing expense.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
Debt securities available for sale
U.S. Treasury securities	$212,022	$150	$(279)	$—	$211,893
Obligations of U.S. government corporations and agencies	49,528	1,470	—	—	50,998
Obligations of states and political subdivisions	292,221	9,634	(513)	—	301,342
Commercial mortgage-backed securities	513,067	6,528	(5,543)	—	514,052
Residential mortgage-backed securities	1,837,271	16,875	(11,952)	—	1,842,194
Asset-backed securities	246,998	179	(180)	—	246,997
Corporate debt securities	296,397	1,457	(813)	—	297,041
Total debt securities available for sale	$3,447,504	$36,293	$(19,280)	$—	$3,464,517

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
Debt securities available for sale
U.S. Treasury securities	$27,481	$356	$—	$—	$27,837
Obligations of U.S. government corporations and agencies	67,406	2,162	(49)	—	69,519
Obligations of states and political subdivisions	292,940	11,779	(8)	—	304,711
Commercial mortgage-backed securities	408,716	10,212	(312)	—	418,616
Residential mortgage-backed securities	1,344,047	24,571	(303)	—	1,368,315
Corporate debt securities	70,953	1,237	(1)	—	72,189
Total debt securities available for sale	$2,211,543	$50,317	$(673)	—	$2,261,187

Amortized cost and fair value of debt securities by contractual maturity or pre-refunded date are shown below. Mortgages underlying mortgage-backed securities and asset-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies (dollars in thousands):

	As of June 30, 2021
	Amortized	Fair
	Cost	Value
Debt securities available for sale
Due in one year or less	$122,809	$123,502
Due after one year through five years	573,422	579,219
Due after five years through ten years	398,111	407,150
Due after ten years	2,353,162	2,354,646
Total debt securities available for sale	$3,447,504	$3,464,517

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains and losses on sales of debt securities
Gross security gains	$499	$146	$524	$1,707
Gross security (losses)	(405)	(3)	(405)	(8)
Net gains (losses) on sales of debt securities (1)	$94	$143	$119	$1,699
(1)	Net gains (losses) on sales of securities reported on the unaudited Consolidated Statements of Income includes sales of equity securities, excluded in this table.

Debt securities with carrying amounts of $703.1 million on June 30, 2021, and $628.0 million December 31, 2020, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of June 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$150,811	$(279)	$—	$—	$150,811	$(279)
Obligations of states and political subdivisions	48,579	(513)	—	—	48,579	(513)
Commercial mortgage-backed securities	322,082	(5,543)	—	—	322,082	(5,543)
Residential mortgage-backed securities	1,073,263	(11,948)	344	(4)	1,073,607	(11,952)
Asset-backed securities	98,703	(180)	—	—	98,703	(180)
Corporate debt securities	200,076	(813)	—	—	200,076	(813)
Total temporarily impaired securities	$1,893,514	$(19,276)	$344	$(4)	$1,893,858	$(19,280)

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$4,957	$(49)	$4,957	$(49)
Obligations of states and political subdivisions	762	(8)	—	—	762	(8)
Commercial mortgage-backed securities	129,655	(312)	—	—	129,655	(312)
Residential mortgage-backed securities	89,997	(300)	139	(3)	90,136	(303)
Corporate debt securities	1,499	(1)	—	—	1,499	(1)
Total temporarily impaired securities	$221,913	$(621)	$5,096	$(52)	$227,009	$(673)

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. As of June 30, 2021, the Company’s debt security portfolio consisted of 1,249 securities, compared to 1,114 securities as of December 31, 2020. The number of debt securities in the investment portfolio in an unrealized loss position as of June 30, 2021, was 252, representing an unrealized loss of 1.02% of the aggregate fair value, compared to 23 securities as of December 31, 2020, representing an unrealized loss of 0.30% of the aggregate fair value. Unrealized losses related to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. As of June 30, 2021, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio Loans

Distributions of portfolio loans are as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Portfolio loans
Commercial	$2,054,550	$2,014,576
Commercial real estate	2,920,312	2,892,535
Real estate construction	500,599	461,786
Retail real estate	1,525,810	1,407,852
Retail other	184,379	37,428
Total portfolio loans	$7,185,650	$6,814,177

ACL	(95,410)	(101,048)

Portfolio loans, net	$7,090,240	$6,713,129

Net deferred loan origination (fees) costs included in the balances above were ($0.3) million as of June 30, 2021, compared to $2.4 million as of December 31, 2020. Net accretable purchase accounting adjustments included in the balances above reduced loans by $11.5 million as of June 30, 2021, and $10.9 million as of December 31, 2020. The June 30, 2021, commercial balance includes loans originated under PPP with an amortized cost of $390.4 million, compared to $446.4 million in loans originated under PPP included in the December 31, 2020, balance.

During the three and six months ended June 30, 2021, the Company purchased retail real estate loans totaling $32.2 million, compared to no retail real estate loan purchases during the three months ended June 30, 2020, and $43.9 million of retail real estate loan purchases in the six months ended June 30, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

●	Substandard non-accrual – This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

All loans are graded at their inception. Commercial lending relationships that are $1.0 million or less are usually processed through an expedited underwriting process. Most commercial loans greater than $1.0 million are included in a portfolio review at least annually. Commercial loans greater than $0.35 million that have a grading of special mention or worse are typically reviewed on a quarterly basis. Interim reviews may take place if circumstances of the borrower warrant a more frequent review. GSB’s policies are similar in nature to Busey Bank’s policies and the Company is migrating such loan production and grading toward the Busey Bank policies.

The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of June 30, 2021
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Portfolio loans
Commercial	$1,816,456	$131,361	$76,706	$19,349	$10,678
Commercial real estate	2,446,143	379,546	67,179	18,679	8,765
Real estate construction	482,718	15,473	8	2,400	—
Retail real estate	1,496,677	13,878	2,342	4,672	8,241
Retail other	184,338	—	—	—	41
Total portfolio loans	$6,426,332	$540,258	$146,235	$45,100	$27,725

	As of December 31, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Portfolio loans
Commercial	$1,768,755	$136,948	$72,447	$27,903	$8,523
Commercial real estate	2,393,372	383,277	75,486	34,897	5,503
Real estate construction	434,681	24,481	77	2,546	1
Retail real estate	1,382,616	10,264	2,471	3,702	8,799
Retail other	37,324	—	—	—	104
Total portfolio loans	$6,016,748	$554,970	$150,481	$69,048	$22,930

Risk grades of portfolio loans, further sorted by origination year, are as follows (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior	loans	Total
Commercial
Pass	$550,732	$363,044	$118,095	$94,495	$79,018	$129,150	$481,922	$1,816,456
Watch	11,051	7,412	20,256	5,597	8,415	9,830	68,800	131,361
Special Mention	2,739	2,650	2,864	4,845	6,920	18,111	38,577	76,706
Substandard	3,794	4,588	3,504	1,807	1,338	80	4,238	19,349
Substandard non-accrual	4,356	469	1,591	—	2,144	118	2,000	10,678
Total commercial	572,672	378,163	146,310	106,744	97,835	157,289	595,537	2,054,550

Commercial real estate
Pass	420,841	691,476	441,952	313,315	269,126	291,896	17,537	2,446,143
Watch	39,642	53,762	130,096	84,131	28,486	41,473	1,956	379,546
Special Mention	22,415	7,389	6,780	9,907	10,285	9,794	609	67,179
Substandard	2,134	9,898	2,465	2,397	25	1,760	—	18,679
Substandard non-accrual	78	775	1,233	821	4,004	1,854	—	8,765
Total commercial real estate	485,110	763,300	582,526	410,571	311,926	346,777	20,102	2,920,312

Real estate construction
Pass	99,885	183,938	148,531	34,750	957	1,277	13,380	482,718
Watch	2,330	10,174	886	283	1,659	141	—	15,473
Special Mention	—	—	8	—	—	—	—	8
Substandard	—	2,400	—	—	—	—	—	2,400
Substandard non-accrual	—	—	—	—	—	—	—	—
Total real estate construction	102,215	196,512	149,425	35,033	2,616	1,418	13,380	500,599

Retail real estate
Pass	335,450	246,690	133,617	110,169	110,300	349,052	211,399	1,496,677
Watch	2,925	2,415	2,002	1,515	305	388	4,328	13,878
Special Mention	377	31	—	—	—	1,934	—	2,342
Substandard	730	967	73	98	235	2,485	84	4,672
Substandard non-accrual	339	161	74	536	1,200	4,673	1,258	8,241
Total retail real estate	339,821	250,264	135,766	112,318	112,040	358,532	217,069	1,525,810

Retail other
Pass	22,532	28,477	35,134	23,894	13,223	4,535	56,543	184,338
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	—	13	7	5	14	2	—	41
Total retail other	22,532	28,490	35,141	23,899	13,237	4,537	56,543	184,379

Total portfolio loans	$1,522,350	$1,616,729	$1,049,168	$688,565	$537,654	$868,553	$902,631	$7,185,650

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial
Pass	$812,536	$158,307	$107,565	$93,190	$61,847	$79,970	$455,340	$1,768,755
Watch	16,544	22,247	14,954	13,724	2,577	10,943	55,959	136,948
Special Mention	6,402	2,671	2,069	7,164	6,763	13,733	33,645	72,447
Substandard	7,772	3,791	2,371	1,939	819	1,233	9,978	27,903
Substandard non-accrual	150	3,045	451	2,168	641	68	2,000	8,523
Total commercial	843,404	190,061	127,410	118,185	72,647	105,947	556,922	2,014,576

Commercial real estate
Pass	717,559	503,977	360,573	384,843	180,555	227,068	18,797	2,393,372
Watch	88,297	110,526	90,412	33,734	32,887	27,023	398	383,277
Special Mention	16,490	8,858	10,490	10,505	7,102	21,808	233	75,486
Substandard	17,445	4,166	1,491	7,812	2,111	1,377	495	34,897
Substandard non-accrual	1,091	776	821	882	286	1,647	—	5,503
Total commercial real estate	840,882	628,303	463,787	437,776	222,941	278,923	19,923	2,892,535

Real estate construction
Pass	179,232	171,663	64,025	1,468	761	1,444	16,088	434,681
Watch	18,485	3,657	337	1,838	164			24,481
Special Mention	67	10	—	—	—	—	—	77
Substandard	2,400	—	—	—	146	—	—	2,546
Substandard non-accrual	—	—	—	—	—	1	—	1
Total real estate construction	200,184	175,330	64,362	3,306	1,071	1,445	16,088	461,786

Retail real estate
Pass	319,302	162,711	135,065	136,427	140,600	257,147	231,364	1,382,616
Watch	2,715	2,053	1,396	349	579	233	2,939	10,264
Special Mention	509	—	—	—	1,962	—	—	2,471
Substandard	899	96	56	26	727	1,631	267	3,702
Substandard non-accrual	687	78	646	1,147	233	4,815	1,193	8,799
Total retail real estate	324,112	164,938	137,163	137,949	144,101	263,826	235,763	1,407,852

Retail other
Pass	8,357	9,430	5,600	2,516	691	440	10,290	37,324
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	14	7	5	15	5	57	1	104
Total retail other	8,371	9,437	5,605	2,531	696	497	10,291	37,428

Total portfolio loans	$2,216,953	$1,168,069	$798,327	$699,747	$441,456	$650,638	$838,987	$6,814,177

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of June 30, 2021
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$241	$—	$2	$10,678
Commercial real estate	330	—	—	8,765
Real estate construction	—	426	—	—
Retail real estate	2,014	814	587	8,241
Retail other	54	9	1	41
Total past due and non-accrual loans	$2,639	$1,249	$590	$27,725

	As of December 31, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$243	$—	$—	$8,523
Commercial real estate	—	—	—	5,503
Real estate construction	237	235	—	1
Retail real estate	6,248	400	1,305	8,799
Retail other	66	149	66	104
Total past due and non-accrual loans	$6,794	$784	$1,371	$22,930

Gross interest income recorded on 90+ day past due loans and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms was $0.4 million for the three months ended June 30, 2021 and 2020. Gross interest income recorded on 90+ day past due loans and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms was $0.9 million for the six months ended June 30, 2021 and 2020. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2021 and 2020.

A summary of TDR loans is as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Performing TDR loans:
In compliance with modified terms	$2,518	$3,814
30 – 89 days past due	—	15
Non-performing TDR loans	1,314	1,249
Total TDR loans	$3,832	$5,078

We did not newly classify any loans as performing TDRs during the three or six months ended June 30, 2021. Loans newly classified as performing TDRs during the three and six months ended June 30, 2020, included one retail real estate loan for $0.2 million for payment modification.

During the six months ended June 30, 2021, one commercial loan for $0.5 million was newly classified as a non-performing TDR for payment and rate modifications. This loan had been non-accrual since the second quarter of 2020. Also, during the six months ended June 30, 2021, one retail real estate loan for $0.1 million that had been a performing TDR for longer than 12 months, with a rate modification, became non-performing. During the six months ended June 30, 2020, three commercial loans for $0.5 million and one commercial real estate loan for $0.7 million were newly classified as non-performing TDRs for payment and rate modifications. These loans had been non-accrual since 2019.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no TDRs that were entered into during the last 12 months that were subsequently classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2021 or 2020.

Gross interest income that would have been recorded in the three and six months ended June 30, 2021 and 2020 if TDRs had performed in accordance with their original terms compared with their modified terms was insignificant.

Modified loans with payment deferrals that fall under the CARES Act or revised Interagency Statement that suspended requirements under GAAP related to TDR classification are not included in the Company’s TDR totals.

As of June 30, 2021, the Company had $0.2 million of residential real estate in the process of foreclosure. The Company follows FHFA guidelines on single-family foreclosures and real estate owned evictions on portfolio loans, as well as all COVID-19 related state foreclosure and eviction orders. The existing moratoriums on single-family foreclosures expired on July 31, 2021; however, moratoriums on single-family real estate owned evictions have been extended until September 30, 2021.

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

	As of June 30, 2021
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Loans evaluated on an individual basis
Commercial	$14,624	$2,237	$8,348	$10,585	$4,470	$8,156
Commercial real estate	9,647	8,360	—	8,360	—	7,683
Real estate construction	283	283	—	283	—	395
Retail real estate	4,295	3,911	25	3,936	25	4,933
Retail other	—	—	—	—	—	—
Total loans evaluated individually	$28,849	$14,791	$8,373	$23,164	$4,495	$21,167

	As of December 31, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Loans evaluated on an individual basis
Commercial	$16,771	$4,001	$4,371	$8,372	$1,600	$7,920
Commercial real estate	7,406	6,067	—	6,067	—	9,349
Real estate construction	292	292	—	292	—	581
Retail real estate	5,873	5,490	25	5,515	25	7,439
Retail other	—	—	—	—	—	10
Total loans evaluated individually	$30,342	$15,850	$4,396	$20,246	$1,625	$25,299

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of June 30, 2021, there were $17.2 million of collateral dependent loans secured by real estate or business assets.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. As of June 30, 2021, the Company expects the markets in which it operates to experience continued economic uncertainty around the levels of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period. PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

The following tables detail activity in the ACL. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended June 30, 2021
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL beginning balance	$23,025	$43,306	$6,879	$19,978	$755	$93,943
Day 1 PCD	3,546	336	—	129	167	4,178
Provision for credit losses	(1,420)	(3,390)	671	404	2,035	(1,700)
Charged-off	(1,000)	(317)	—	(157)	(64)	(1,538)
Recoveries	205	39	49	151	83	527
ACL ending balance	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410

	As of and for the Six Months Ended June 30, 2021
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL beginning balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Day 1 PCD	3,546	336	—	129	167	4,178
Provision for credit losses	(2,084)	(6,085)	(579)	(1,873)	2,125	(8,496)
Charged-off	(1,262)	(620)	(209)	(160)	(251)	(2,502)
Recoveries	290	113	194	417	168	1,182
ACL ending balance	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410

	As of and for the Three Months Ended June 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL beginning balance	$22,725	$35,967	$7,193	$17,454	$1,045	$84,384
Provision for credit losses	2,473	6,861	574	2,981	2	12,891
Charged-off	(1,140)	(165)	—	(292)	(105)	(1,702)
Recoveries	88	17	25	262	81	473
ACL ending balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046

	As of and for the Six Months Ended June 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326-30	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326-30	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	8,146	13,387	1,463	7,018	93	30,107
Charged-off	(3,182)	(1,264)	—	(1,000)	(404)	(5,850)
Recoveries	176	61	171	600	200	1,208
ACL ending balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of June 30, 2021
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL
Ending balance attributed to:
Loans individually evaluated for impairment	$4,470	$—	$—	$25	$—	$4,495
Loans collectively evaluated for impairment	19,886	39,974	7,599	20,480	2,976	90,915
ACL ending balance	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410

Loans
Loans individually evaluated for impairment	$10,585	$8,360	$283	$3,936	$—	$23,164
Loans collectively evaluated for impairment	2,043,965	2,911,952	500,316	1,521,874	184,379	7,162,486
Loans ending balance	$2,054,550	$2,920,312	$500,599	$1,525,810	$184,379	$7,185,650

	As of December 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL
Ending balance attributed to:
Loans individually evaluated for impairment	$1,600	$—	$—	$25	$—	$1,625
Loans collectively evaluated for impairment	22,266	46,230	8,193	21,967	767	99,423
ACL ending balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048

Loans
Loans individually evaluated for impairment	$8,372	$6,067	$292	$5,515	$—	$20,246
Loans collectively evaluated for impairment	2,006,204	2,886,468	461,494	1,402,337	37,428	6,793,931
Loans ending balance	$2,014,576	$2,892,535	$461,786	$1,407,852	$37,428	$6,814,177

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Deposits
Demand deposits, noninterest-bearing	$3,186,650	$2,552,039
Interest-bearing transaction deposits	2,722,053	2,263,093
Saving deposits and money market deposits	3,312,818	2,743,369
Time deposits	1,115,596	1,119,348
Total deposits	$10,337,117	$8,677,849

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about our deposits is as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Brokered savings deposits and money market deposits	$2,002	$2,251
Brokered time deposits	261	5,257
Aggregate amount of time deposits with a minimum denomination of $100,000	377,832	568,735
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	171,460	192,563

As of June 30, 2021, the scheduled maturities of time deposits are as follows (dollars in thousands):

As of
June 30,
2021
Time deposits by schedule of maturities
July 1, 2021 – June 30, 2022	$773,787
July 1, 2022 – June 30, 2023	193,316
July 1, 2023 – June 30, 2024	100,287
July 1, 2024 – June 30, 2025	23,990
July 1, 2025 – June 30, 2026	13,786
Thereafter	10,430
Total time deposits	$1,115,596

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

	As of
	June 30,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$207,266	$175,614
Weighted average rate for securities sold under agreements to repurchase	0.12%	0.13%

On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Company has access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026. The loans have an annual interest rate of 1.75% plus the one-month LIBOR rate. Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC and for general corporate purposes. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term borrowings are summarized as follows (dollars in thousands).

	As of
	June 30,	December 31,
	2021	2020
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$5,668	$4,658
Revolving line of credit	12,500	—
Term Loan, current portion due within 12 months	12,000	—
Total short-term debt	$30,168	$4,658

Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased as of June 30, 2021, or December 31, 2020.

Long-term debt is summarized as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$4,409	$4,757
Term Loan	48,000	—
Total long-term debt	$52,409	$4,757

As of June 30, 2021, and December 31, 2020, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing May 2023, with an interest rate of 3.04%.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Unamortized debt issuance costs
Senior notes issued in 2017	$124	$191
Subordinated notes issued in 2017	600	651
Subordinated notes issued in 2020	1,897	2,123
Total unamortized debt issuance costs	$2,621	$2,965

Note 7: Regulatory Capital

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of June 30, 2021, and December 31, 2020, all capital ratios of the Company and its subsidiary banks exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2021, that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. On August 26, 2020, the CECL final rule was finalized and was substantially similar to the interim final rule. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, from the adoption of CECL will be deferred for two years, until January 1, 2022. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year. GSB adopted CECL as of the acquisition date, and based on the timing of the acquisition, GSB is not eligible for this deferral option.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize regulatory capital requirements applicable to the holding company its subsidiary banks (dollars in thousands):

	As of June 30, 2021
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$1,322,889	16.41%	$644,804	8.00%	$806,004	10.00%
Busey Bank	$1,200,761	16.22%	$592,339	8.00%	$740,424	10.00%
GSB	$113,250	18.20%	$49,779	8.00%	$62,223	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$1,062,182	13.18%	$483,603	6.00%	$644,804	8.00%
Busey Bank	$1,133,213	15.30%	$444,254	6.00%	$592,339	8.00%
GSB	$105,472	16.95%	$37,334	6.00%	$49,779	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$988,182	12.26%	$362,702	4.50%	$523,903	6.50%
Busey Bank	$1,133,213	15.30%	$333,191	4.50%	$481,275	6.50%
GSB	$105,472	16.95%	$28,000	4.50%	$40,445	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$1,062,182	9.62%	$441,602	4.00%	N/A	N/A
Busey Bank	$1,133,213	10.78%	$420,434	4.00%	$525,542	5.00%
GSB	$105,472	7.35%	$57,425	4.00%	$71,782	5.00%

	As of December 31, 2020
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$1,245,997	17.04%	$585,015	8.00%	$731,269	10.00%
Busey Bank	$1,131,875	15.50%	$584,082	8.00%	$730,103	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$983,033	13.44%	$438,761	6.00%	$585,015	8.00%
Busey Bank	$1,053,910	14.44%	$438,062	6.00%	$584,082	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$909,033	12.43%	$329,071	4.50%	$475,325	6.50%
Busey Bank	$1,053,910	14.44%	$328,546	4.50%	$474,567	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$983,033	9.79%	$401,717	4.00%	N/A	N/A
Busey Bank	$1,053,910	10.52%	$400,581	4.00%	$500,727	5.00%

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock Option Plan

A summary of the status of, and changes in, the Company's stock option awards for the six months ended June 30, 2021, follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at beginning of period	39,085	$23.53	5.88
Expired	(6,379)	23.53
Outstanding at end of period	32,706	$23.53	5.38

Exercisable at end of period	32,706	$23.53	5.38

The Company did not record any stock option compensation expense for the three or six months ended June 30, 2021. As of June 30, 2021, the Company did not have any unrecognized stock option expense.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Unit, Performance-Based Restricted Stock Unit, and Deferred Stock Unit Awards

A summary of changes in the Company’s RSU, PSU, and DSU awards for the six months ended June 30, 2021, is as follows:

	RSU Awards		PSU Awards		DSU Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares (1)	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,017,038	$23.87	15,724	$16.25	34,263	$17.18
Granted	212,426	24.54	99,159	23.91	35,664	24.59
Dividend equivalents earned	22,573	22.82	—	—	2,459	22.93
Vested	—	—	—	—	(1,452)	22.63
Forfeited	(19,907)	25.04	(459)	23.48	—	—
Nonvested at end of period	1,232,130	$23.95	114,424	$22.86	70,934	$20.99

Vested and outstanding at end of period					72,496	$24.30
(1)	Shares for PSU awards represent target shares at grant date.

On March 24, 2021, under the terms of the 2020 Equity Plan, the Company granted 212,426 restricted stock units to members of management, including the Vice-Chairman of the Board. The grant date fair value of the award totaled $5.2 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested. Further, the Company granted 33,288 deferred stock units to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

During the first quarter of 2021, the Company also granted a target of 70,815 market-based performance stock units with a maximum award of 113,304 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining the market-based total shareholder return performance goal. The grant date fair value of the award was $1.7 million and will be recognized in compensation expense over the performance period ending December 31, 2023.

Further, during the first quarter of 2021, the Company granted a target of 28,344 performance-based stock units with a maximum award of 39,682 units. The actual number of units issued at the vest date could range from 0% to 140% of the initial grant, depending on attaining a performance goal based upon the compounded annual revenue growth rate of the Remittance Processing segment. The grant date fair value of the award is $0.7 million and will be recognized in compensation expense over the performance period ending August 31, 2023, subject to achievement of the performance goal.

On May 19, 2021, under the terms of the 2020 Equity Plan, the Company granted 2,376 deferred stock units to directors. The grant date fair value of the award totaled $0.1 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-based compensation expense related to nonvested restricted stock units, deferred stock units, and performance-based restricted stock awards is presented in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense
RSU awards	$1,816	$924	$3,046	$2,069
PSU awards	268	—	328	—
DSU awards	353	145	511	139
Total stock-based compensation expense	$2,437	$1,069	$3,885	$2,208

Unamortized stock-based compensation expense related to nonvested restricted stock units, deferred stock units, and performance-based restricted stock awards is presented in the table below (dollars in thousands):

	As of
	June 30,		December 31,
	2021		2020
Unamortized stock-based compensation expense
RSU awards	$12,094		$10,411
PSU awards	1,690		179
DSU awards	660		294
Total unamortized stock-based compensation expense	$14,444		$10,884

Weighted average period over which expense is to be recognized	3.2	yrs	3.0	yrs

The First Busey Corporation 2021 Employee Stock Purchase Plan was approved at the Company’s 2021 Annual Meeting of Stockholders and details can be found within its Definitive Proxy Statement filed April 8, 2021. The first offering under this plan began on July 1, 2021.

The table below presents shares remaining available for issuance pursuant to authorized plans as of June 30, 2021:

Shares Remaining
Available for Issuance
Pursuant to the Plans
2020 Equity Plan	1,087,266
2021 Employee Stock Purchase Plan	600,000

Note 9: Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company is a party to legal actions which arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,785,205	$1,754,370
Standby letters of credit	38,050	38,937
Total commitments	$1,823,255	$1,793,307

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

Interest rate swaps with notional amounts totaling $70.0 million as of June 30, 2021, and December 31, 2020, were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $2.0 million as of June 30, 2021, and $3.1 million as of December 31, 2020, is recorded in other liabilities in the unaudited Consolidated Balance Sheets, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	As of
	June 30,		December 31,
	2021		2020
Notional amount	$70,000		$70,000
Weighted average fixed pay rates	1.80%		1.80%
Weighted average variable 3-month LIBOR receive rates	0.12%		0.22%
Weighted average maturity, in years	2.36	yrs	2.85	yrs
Unrealized gains (losses), net of tax	$(1,438)		$(2,184)

Interest expense recorded on these swap transactions was $0.3 million and $0.6 million during the three and six months ended June 30, 2021, respectively. The Company expects $0.3 million of the unrealized loss to be reclassified from OCI to interest expense during the next three months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2021.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate contracts
Gain (loss) recognized in OCI, net of tax	$(69)	$(10)	$341	$(2,247)
(Gain) loss reclassified from OCI to interest expense, net of tax	206	(139)	405	(150)
Net change in unrealized gains (losses) on cash flow hedges	$137	$(149)	$746	$(2,397)

The Company pledged $2.1 million in cash to secure its obligation under these contracts as of June 30, 2021, compared to $3.2 million pledged as of December 31, 2020.

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

Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of June 30, 2021		As of December 31, 2020
		Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$25,373	$496	$45,004	$1,201
Forward sales commitments	Other assets	172	3	978	32
Mortgage banking derivatives recorded in other assets		$25,545	$499	$45,982	$1,233

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$172	$3	$118	$1
Forward sales commitments	Other liabilities	42,043	1,361	84,964	2,662
Mortgage banking derivatives recorded in other liabilities		$42,215	$1,364	$85,082	$2,663

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Net gains (losses) related to
Interest rate lock commitments	Mortgage revenue	$493	$2,213	$965	$7,062
Forward sales commitments	Mortgage revenue	(1,358)	(4,778)	(2,178)	(11,825)
Net gains (losses)		$(865)	$(2,565)	$(1,213)	$(4,763)

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

Interest Rate Swaps Not Designated as Hedges

The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $408.5 million and $395.0 million as of June 30, 2021, and December 31, 2020, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of June 30, 2021
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$326,513	$21,981	$81,964	$1,373
Interest rate swaps – pay fixed, receive floating	81,964	1,373	326,513	21,981
Total derivatives not designated as hedging instruments	$408,477	$23,354	$408,477	$23,354

	As of December 31, 2020
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$394,954	$32,685	$—	$—
Interest rate swaps – pay fixed, receive floating	—	—	394,954	32,685
Total derivatives not designated as hedging instruments	$394,954	$32,685	$394,954	$32,685

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are recorded in non-interest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Interest rate swaps
Pay floating, receive fixed	Non-interest expense	$1,264	$2,861	$(9,331)	$26,339
Pay fixed, receive floating	Non-interest expense	(1,264)	(2,861)	9,331	(26,339)
Net change in fair value of interest rate swaps		$—	$—	$—	$—

The Company pledged $28.3 million in cash to secure its obligation under these contracts as of June 30, 2021, compared to $36.0 million pledged as of December 31, 2020.

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

Debt Securities Available for Sale

Debt securities classified as available for sale are reported at fair value utilizing Level 2 measurements. The Company obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations.

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

Equity Securities

Equity securities are reported at fair value utilizing Level 1 or Level 2 measurements. As applicable, for mutual funds, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and are classified as Level 1. For stock, quoted prices for identical or similar assets in markets that are not active are utilized and classified as Level 2.

Loans Held for Sale

Loans held for sale are reported at fair value utilizing Level 2 measurements. The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as Level 2.

Derivative Assets and Derivative Liabilities

Derivative assets and derivative liabilities are reported at fair value utilizing Level 2 measurements. Fair values of derivative assets and liabilities are determined based on prices that are obtained from a third-party which uses observable market inputs. Derivative assets and liabilities are classified as Level 2.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$211,893	$—	$211,893
Obligations of U.S. government corporations and agencies	—	50,998	—	50,998
Obligations of states and political subdivisions	—	301,342	—	301,342
Commercial mortgage-backed securities	—	514,052	—	514,052
Residential mortgage-backed securities	—	1,842,194	—	1,842,194
Asset-backed securities	—	246,997	—	246,997
Corporate debt securities	—	297,041	—	297,041
Equity securities	—	13,950	—	13,950
Loans held for sale	—	17,834	—	17,834
Derivative assets	—	23,853	—	23,853
Derivative liabilities	—	26,730	—	26,730

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$27,837	$—	$27,837
Obligations of U.S. government corporations and agencies	—	69,519	—	69,519
Obligations of states and political subdivisions	—	304,711	—	304,711
Commercial mortgage-backed securities	—	418,616	—	418,616
Residential mortgage-backed securities	—	1,368,315	—	1,368,315
Corporate debt securities	—	72,189	—	72,189
Equity securities	—	5,530	—	5,530
Loans held for sale	—	42,813	—	42,813
Derivative assets	—	33,918	—	33,918
Derivative liabilities	—	38,403	—	38,403

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Due to the significance of unobservable inputs, fair values of all bank property held for sale have been classified as Level 3.

The following tables summarize assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually	$—	$—	$3,878	$3,878
OREO	—	—	51	51
Bank property held for sale	—	—	7,379	7,379

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually	$—	$—	$2,771	$2,771
OREO	—	—	106	106
Bank property held for sale	—	—	10,676	10,676

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
June 30, 2021:	Estimate	Techniques	Input	(Weighted Average)
Loans evaluated individually	$3,878	Appraisal of collateral	Appraisal adjustments	-17.0%	to	-100.0%	(-53.7)%
OREO	51	Appraisal of collateral	Appraisal adjustments	-33.0%	to	-100.0%	(-67.9)%
Bank property held for sale	7,379	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-38.5)%

December 31, 2020:
Loans evaluated individually	$2,771	Appraisal of collateral	Appraisal adjustments	-30.0%	to	-100.0%	(-37.0)%
OREO	106	Appraisal of collateral	Appraisal adjustments	-25.0%	to	-100.0%	(-54.5)%
Bank property held for sale	10,676	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-42.8)%

Estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$920,810	$920,810	$688,537	$688,537
Level 2 inputs:
Accrued interest receivable	32,689	32,689	33,240	33,240
Level 3 inputs:
Portfolio loans, net	7,090,240	7,161,247	6,713,129	6,755,425
Mortgage servicing rights	10,153	12,187	10,912	11,107
Other servicing rights	1,573	2,084	1,434	1,966

Financial liabilities
Level 2 inputs:
Time deposits	$1,115,596	$1,121,554	$1,119,348	$1,132,107
Securities sold under agreements to repurchase	207,266	207,266	175,614	175,614
Short-term borrowings	30,168	30,169	4,658	4,661
Long-term debt	52,409	52,532	4,757	5,014
Junior subordinated debt owed to unconsolidated trusts	71,551	62,141	71,468	59,943
Accrued interest payable	3,013	3,013	3,401	3,401
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,876	40,900	39,809	40,104
Subordinated notes, net of unamortized issuance costs	182,503	184,725	182,226	187,697

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

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$29,766	$25,806	$67,582	$41,170
Shares:
Weighted average common shares outstanding	55,050,071	54,489,403	54,762,563	54,575,595
Dilutive effect of outstanding options, warrants, and restricted stock units as determined by the application of the treasury stock method	680,812	215,870	622,379	231,575
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	55,730,883	54,705,273	55,384,942	54,807,170

Basic earnings per common share	$0.54	$0.47	$1.23	$0.75

Diluted earnings per common share	$0.53	$0.47	$1.22	$0.75

Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive common stock equivalents
Options	—	39,525	—	39,525
RSU and DSU awards	—	367,468	121,698	367,121
PSU awards	86,080	—	100,482	—
Total anti-dilutive common stock equivalents	86,080	406,993	222,180	406,646

Note 13: Accumulated Other Comprehensive Income (Loss)

The following tables represent changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$7,547	$(2,151)	$5,396	$49,722	$(14,173)	$35,549
Unrealized holding gains (losses) on debt securities available for sale, net	9,469	(2,700)	6,769	5,857	(1,670)	4,187
Amounts reclassified from accumulated other comprehensive income, net	(3)	1	(2)	(143)	41	(102)
Balance at end of period	$17,013	$(4,850)	$12,163	$55,436	$(15,802)	$39,634

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(2,203)	$628	$(1,575)	$(3,424)	$976	$(2,448)
Unrealized holding gains (losses) on cash flow hedges, net	(97)	28	(69)	(14)	4	(10)
Amounts reclassified from accumulated other comprehensive income, net	288	(82)	206	(195)	56	(139)
Balance at end of period	$(2,012)	$574	$(1,438)	$(3,633)	$1,036	$(2,597)

Total accumulated other comprehensive income (loss)	$15,001	$(4,276)	$10,725	$51,803	$(14,766)	$37,037

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$49,644	$(14,151)	$35,493	$21,192	$(6,032)	$15,160
Unrealized holding gains (losses) on debt securities available for sale, net	(32,603)	9,293	(23,310)	35,943	(10,259)	25,684
Amounts reclassified from accumulated other comprehensive income, net	(28)	8	(20)	(1,699)	489	(1,210)
Balance at end of period	$17,013	$(4,850)	$12,163	$55,436	$(15,802)	$39,634

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(3,055)	$871	$(2,184)	$(280)	$80	$(200)
Unrealized holding gains (losses) on cash flow hedges, net	477	(136)	341	(3,143)	896	(2,247)
Amounts reclassified from accumulated other comprehensive income, net	566	(161)	405	(210)	60	(150)
Balance at end of period	$(2,012)	$574	$(1,438)	$(3,633)	$1,036	$(2,597)

Total accumulated other comprehensive income (loss)	$15,001	$(4,276)	$10,725	$51,803	$(14,766)	$37,037

Note 14: Operating Segments and Related Information

The Company has three reportable operating segments: Banking, Remittance Processing, and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and through its banking center in Indianapolis, Indiana. Banking services for Busey Bank and GSB are aggregated into the Banking operating segment as they have similar operations and activities. The Remittance Processing operating segment provides solutions for online bill payments, lockbox, and walk-in payments. The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations. Wealth Management services for Busey Bank and GSB are aggregated into the Wealth Management operating segment as they have similar operations and activities.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for the Company’s operating segments (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Operating segment
Banking	$294,421	$288,436	$12,301,878	$10,462,673
Remittance Processing	8,992	8,992	46,761	46,553
Wealth Management	14,108	14,108	63,529	46,504
Other	—	—	3,281	(11,683)
Consolidated total	$317,521	$311,536	$12,415,449	$10,544,047

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Banking	$68,250	$73,318	$136,705	$144,891
Remittance Processing	21	19	41	38
Wealth Management	—	—	—	—
Other	(3,729)	(2,524)	(7,311)	(4,683)
Total net interest income	$64,542	$70,813	$129,435	$140,246

Non-interest income
Banking	$14,938	$14,026	$27,822	$27,194
Remittance Processing	4,809	3,962	9,670	8,031
Wealth Management	13,000	10,310	25,587	22,019
Other	264	(334)	1,377	(1,763)
Total non-interest income	$33,011	$27,964	$64,456	$55,481

Non-interest expense
Banking	$48,421	$41,659	$90,512	$90,174
Remittance Processing	4,277	3,243	8,567	6,146
Wealth Management	6,717	6,254	13,282	13,228
Other	3,210	1,912	4,763	4,034
Total non-interest expense	$62,625	$53,068	$117,124	$113,582

Income before income taxes
Banking	$36,467	$32,794	$82,511	$51,804
Remittance Processing	553	738	1,144	1,923
Wealth Management	6,283	4,056	12,305	8,791
Other	(6,675)	(4,770)	(10,697)	(10,480)
Total income before income taxes	$36,628	$32,818	$85,263	$52,038

Net income
Banking	$29,238	$25,985	$64,766	$40,909
Remittance Processing	401	528	830	1,388
Wealth Management	4,884	3,082	9,566	6,681
Other	(4,757)	(3,789)	(7,580)	(7,808)
Total net income	$29,766	$25,806	$67,582	$41,170

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances the Company reported in its unaudited Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Lease balances
Right of use assets	$8,228	$7,714
Lease liabilities	8,280	7,757

Supplemental information
Year through which lease terms extend	2031	2032
Weighted average remaining lease term (in years)	5.28	5.93
Weighted average discount rate	2.38%	2.82%

The following tables represents lease costs and other lease information for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease costs
Operating lease costs	$608	$635	$1,172	$1,255
Variable lease costs	126	131	300	302
Short-term lease costs	16	15	34	30
Total lease cost	$750	$781	$1,506	$1,587

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$590	$612	$1,136	$1,223
Operating lease cash flows – Liability reduction	546	534	1,041	1,064
Right of use assets obtained during the period in exchange for operating lease liabilities (1)	1,462	—	1,610	128
(1)	The three and six months ended June 30, 2021, include $371 related to a lease obtained in the acquisition of CAC.

As of June 30, 2021, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.8 million for the three months ended June 30, 2021 and 2020. Rent expense under operating leases, included in net occupancy and equipment expense, was $1.5 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Rent commitments were as follows (dollars in thousands):

As of
June 30,
2021
Rent commitments
Remainder of 2021	$1,129
2022	1,945
2023	1,724
2024	1,289
2025	1,050
Thereafter	1,708
Amounts representing interest	(565)
Present value of net future minimum lease payments	$8,280

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Busey is a $12.4 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Our three operating segments provide a full range of banking, remittance processing, and wealth management services through our subsidiaries, Busey Bank, GSB, and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.

The following discussion and analysis are intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six months ended June 30, 2021, and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in this Quarterly Report, as well as the Company’s 2020 Annual Report.

EXECUTIVE SUMMARY

COVID-19

Although the progression of the COVID-19 pandemic in the United States has impacted the Company’s results of operations, the Company continues to navigate the economic environment caused by COVID-19 effectively and prudently and remains resolute in its focus on serving its customers, communities, and associates while protecting its balance sheet. The Company remains vigilant, given that negative impacts of COVID-19, such as further margin compression and a deterioration in asset quality, could impact future quarters.

Our commercial and consumer banking products and services are delivered in Illinois, Missouri, Indiana, and Florida. Each state has taken different steps to reopen after COVID-19 thrust the country into lockdown starting in March 2020, and these efforts are subject to changes and delays based on case monitoring in each state.

Federal, state, and local governments, and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. See the Company’s 2020 Annual Report for information on policy and regulatory actions taken during 2020. Regulatory actions taken during 2021 include the following:

●	On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion relief package providing a third round of Economic Impact Payments to millions of eligible Americans, expanding unemployment benefits and tax credits, providing additional assistance to small businesses, and creating a $10 billion homeowner assistance fund. This fund can be used toward delinquent mortgage payments and is intended to minimize foreclosures in the coming months. An additional $7.25 billion in PPP funding was provided, and eligibility criteria was expanded to include some non-profit organizations.

●	On March 30, 2021, President Biden signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021, or until funding was exhausted. PPP funding for loans originated by lenders other than community financial institutions was exhausted as of May 6, 2021. All PPP funding was exhausted as of May 28, 2021.

We have taken, and continue to take, numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey offered a Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they faced as a result of COVID-19. This program offered solutions for all types of customers—including retail, personal loan, and mortgage—as well as commercial clients and small businesses. The program included options for loan payment deferrals as well as certain fee waivers. As of June 30, 2021, the Company had 49 commercial loans remaining on payment deferrals representing $143.5 million in loans, consisting of $10.4 million in full payment deferrals and $133.1 million in interest only modifications. In addition, as of June 30, 2021, the Company had eight retail loans on payment deferrals representing $0.8 million.

●	First Busey has served as a bridge for the PPP, actively helping existing and new business clients sign up for this important financial resource. The following table summarizes First Busey’s PPP loans as of June 30, 2021, (dollars in thousand):

	CARES	Economic Aid	PPP Loan
	Act	Act	Totals
Busey Bank customers with PPP loans processed	4,569	2,474	7,043
PPP loans originated by Busey Bank	$749,429	$296,346	$1,045,775

GSB customers with PPP loans acquired	26	266	292
PPP loans acquired from GSB	$15,783	$27,694	$43,477

Customers with PPP loans outstanding (1)	581	2,523	3,104
PPP loans outstanding (1)	$93,455	$306,249	$399,704
PPP loans outstanding, amortized cost (1)	93,099	297,296	390,395

PPP loan balance forgiveness: (1)
Received	$667,796	$17,788	$685,584
Balances submitted to the SBA for forgiveness	18,652	2,239	20,891
(1)	Consolidated totals include Busey Bank and GSB.

Operating Results

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
		2021	2021	2020	2021	2020
Reported:	Net income	$29,766	$37,816	$25,806	$67,582	$41,170
Adjusted:	Net income (1)	$31,921	$38,065	$26,191	$69,986	$41,670

Reported:	Diluted earnings per common share	$0.53	$0.69	$0.47	$1.22	$0.75
Adjusted:	Diluted earnings per common share (2)	$0.57	$0.69	$0.48	$1.26	$0.76

Reported:	Return on average assets (3)	1.05%	1.45%	1.00%	1.24%	0.83%
Adjusted:	Return on average assets (2), (3)	1.12%	1.46%	1.02%	1.28%	0.84%

Reported:	Return on average tangible common equity (1), (3)	12.26%	16.80%	12.02%	14.44%	9.69%
Adjusted:	Return on average tangible common equity (2), (3)	13.14%	16.91%	12.20%	14.96%	9.80%

Reported:	Pre-provision net revenue (1)	$34,030	$40,198	$45,394	$74,228	$81,243
Adjusted:	Pre-provision net revenue (1)	$37,486	$42,753	$46,448	$80,239	$84,659

Reported:	Pre-provision net revenue to average assets (1), (3)	1.20%	1.54%	1.76%	1.36%	1.63%
Adjusted:	Pre-provision net revenue to average assets (1), (3)	1.32%	1.64%	1.80%	1.47%	1.70%

(1)	A non-GAAP financial measure. See “Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Calculated using adjusted net income, a non-GAAP measure. See “Non-GAAP Financial Information” included in this Quarterly Report.
(3)	Annualized measure.

On May 31, 2021, the Company completed its acquisition of CAC, the holding company for GSB. GSB, founded in 1920, is a commercial bank headquartered in Glenview, Illinois. Busey will operate GSB as a separate banking subsidiary of Busey until it is merged with Busey Bank, which is expected to occur in the third quarter of 2021. Results for the three and six months ended June 30, 2021, include one month of operating results for GSB.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pre-tax adjustments for the three and six months ended June 30, 2021, included $2.7 million and $3.0 million of expenses related to acquisitions, respectively. A reconciliation of non-GAAP measures – including adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity – which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Non-GAAP Financial Information.”

Banking Center Markets

As of June 30, 2021, we served the Illinois banking market with 53 Busey Bank banking centers and seven GSB banking centers. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business. However, the financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

As of June 30, 2021, Busey Bank had 10 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Fourteen of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

As of June 30, 2021, Busey Bank had four banking centers in southwest Florida, an area which has experienced above average population growth, job growth, and an expanded housing market over the last several years.

As of June 30, 2021, Busey Bank had one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

The Company has evaluated and expects to close and consolidate 15 Busey Bank banking centers and two GSB banking centers in the fourth quarter of 2021.

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

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

Consolidated Average Balance Sheets and Interest Rates (Unaudited)

The following tables show our Consolidated Average Balance Sheets (dollars in thousands), and details the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods shown. All average information is provided on a daily average basis.

	Three Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (5)	Balance	Expense	Rate (5)
Assets
Interest-bearing bank deposits and federal funds sold	$505,223	$245	0.19%	$441,764	$145	0.13%
Investment securities:
U.S. Government obligations	151,612	476	1.26%	131,092	675	2.07%
Obligations of states and political subdivisions (1)	296,201	1,908	2.58%	283,424	2,092	2.97%
Other securities	2,583,437	7,909	1.23%	1,303,274	7,543	2.33%
Loans held for sale	22,393	146	2.62%	108,821	741	2.74%
Portfolio loans (1), (2)	6,889,551	61,583	3.59%	7,216,825	70,754	3.94%
Total interest-earning assets (1), (3)	$10,448,417	$72,267	2.77%	$9,485,200	$81,950	3.47%

Cash and due from banks	142,242			121,258
Premises and equipment	135,760			148,960
ACL	(96,626)			(85,509)
Other assets	768,862			704,911
Total assets	$11,398,655			$10,374,820

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,479,380	$495	0.08%	$2,090,552	$978	0.19%
Savings and money market deposits	2,911,791	705	0.10%	2,544,958	1,131	0.18%
Time deposits	1,041,165	2,095	0.81%	1,438,285	5,612	1.57%
Federal funds purchased and repurchase agreements	204,417	60	0.12%	184,208	100	0.22%
Borrowings (4)	257,770	3,059	4.76%	198,358	1,863	3.78%
Junior subordinated debt issued to unconsolidated trusts	71,523	732	4.11%	71,348	736	4.15%
Total interest-bearing liabilities	$6,966,046	$7,146	0.41%	$6,527,709	$10,420	0.64%

Net interest spread (1)			2.36%			2.83%

Noninterest-bearing deposits	2,970,890			2,472,568
Other liabilities	118,948			141,273
Stockholders’ equity	1,342,771			1,233,270
Total liabilities and stockholders’ equity	$11,398,655			$10,374,820

Interest income / earning assets (1), (3)	$10,448,417	$72,267	2.77%	$9,485,200	$81,950	3.47%
Interest expense / earning assets	$10,448,417	$7,146	0.27%	$9,485,200	$10,420	0.44%
Net interest margin (1)		$65,121	2.50%		$71,530	3.03%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.6 million and $0.7 million for the three months ended June 30, 2021 and 2020.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

	Six Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (5)	Balance	Expense	Rate (5)
Assets
Interest-bearing bank deposits and federal funds sold	$464,128	$395	0.17%	$400,252	$1,383	0.69%
Investment securities:
U.S. Government obligations	122,966	959	1.57%	160,952	1,766	2.21%
Obligations of states and political subdivisions (1)	296,112	3,872	2.64%	277,710	4,106	2.97%
Other securities	2,378,684	15,346	1.30%	1,289,515	15,402	2.40%
Loans held for sale	26,858	302	2.27%	85,392	1,218	2.87%
Portfolio loans (1), (2)	6,813,530	124,325	3.68%	6,937,551	143,238	4.15%
Total interest-earning assets (1), (3)	$10,102,278	$145,199	2.90%	$9,151,372	$167,113	3.67%

Cash and due from banks	128,139			119,880
Premises and equipment	135,168			150,087
ACL	(99,458)			(77,685)
Other assets	732,545			687,845
Total assets	$10,998,672			$10,031,499

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,395,358	$1,007	0.08%	$2,040,015	$3,391	0.33%
Savings and money market deposits	2,784,383	1,340	0.10%	2,558,214	4,396	0.35%
Time deposits	1,054,335	4,680	0.90%	1,479,655	12,161	1.65%
Federal funds purchased and repurchase agreements	194,610	117	0.12%	183,244	508	0.56%
Borrowings (4)	244,661	5,983	4.93%	187,507	3,484	3.74%
Junior subordinated debt issued to unconsolidated trusts	71,503	1,457	4.11%	71,329	1,480	4.17%
Total interest-bearing liabilities	$6,744,850	$14,584	0.44%	$6,519,964	$25,420	0.78%

Net interest spread (1)			2.46%			2.89%

Noninterest-bearing deposits	2,830,646			2,157,656
Other liabilities	113,758			128,164
Stockholders’ equity	1,309,418			1,225,715
Total liabilities and stockholders’ equity	$10,998,672			$10,031,499

Interest income / earning assets (1), (3)	$10,102,278	$145,199	2.90%	$9,151,372	$167,113	3.67%
Interest expense / earning assets	$10,102,278	$14,584	0.29%	$9,151,372	$25,420	0.56%
Net interest margin (1)		$130,615	2.61%		$141,693	3.11%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $1.2 million and $1.4 million for the six months ended June 30, 2021 and 2020.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds, and Net Interest Margin

Changes in average earning assets are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Average interest-earning assets	$10,448,417	$9,485,200	$963,217	10.2%
Average interest-bearing liabilities	6,966,046	6,527,709	438,337	6.7%
Average noninterest-bearing deposits	2,970,890	2,472,568	498,322	20.2%

Total average deposits	9,403,226	8,546,363	856,863	10.0%
Total average liabilities	10,055,884	9,141,550	914,334	10.0%

Average noninterest-bearing deposits as a percent of total average deposits	31.6%	28.9%
Total average deposits as a percent of total average liabilities	93.5%	93.5%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Average interest-earning assets	$10,102,278	$9,151,372	$950,906	10.4%
Average interest-bearing liabilities	6,744,850	6,519,964	224,886	3.4%
Average noninterest-bearing deposits	2,830,646	2,157,656	672,990	31.2%

Total average deposits	9,064,722	8,235,540	829,182	10.1%
Total average liabilities	9,689,254	8,805,784	883,470	10.0%

Average noninterest-bearing deposits as a percent of total average deposits	31.2%	26.2%
Total average deposits as a percent of total average liabilities	93.6%	93.5%

Changes in sources of funds and net interest margin are summarized as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$72,267	$81,950	$(9,683)	(11.8)%
Interest expense	7,146	10,420	(3,274)	(31.4)%
Net interest income, on a tax equivalent basis (1)	$65,121	$71,530	$(6,409)	(9.0)%

Net interest margin (1), (2)	2.50%	3.03%
(1)	Assuming a federal income tax rate of 21%.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

	Six Months Ended June 30,
	2021	2020	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$145,199	$167,113	$(21,914)	(13.1)%
Interest expense	14,584	25,420	(10,836)	(42.6)%
Net interest income, on a tax equivalent basis (1)	$130,615	$141,693	$(11,078)	(7.8)%

Net interest margin (1), (2)	2.61%	3.11%
(1)	Assuming a federal income tax rate of 21%.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

The Consolidated Average Balance Sheets and interest rates were impacted in 2021 and 2020 by numerous factors surrounding COVID-19. The Federal Open Market Committee rate cuts during the first quarter of 2020 have contributed to the decline in net interest margin over the past year, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities. The net interest margin has also been negatively impacted by the balance of lower-yielding PPP loans, significant growth in the Company’s liquidity position, and the issuance of debt. Those impacts were partially offset by the Company’s efforts to lower deposit funding costs as well as the fees recognized on PPP loans.

The Company remains substantially core deposit funded, with robust liquidity and significant market share in the communities we serve.

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.36% for the three months ended June 30, 2021, compared to 2.83% for the same period in 2020, and was 2.46% for the six months ended June 30, 2021, compared to 2.89% for the same period in 2020, each on a tax equivalent basis.

Annualized net interest margins for the quarterly periods indicated were as follows:

	2021	2020
First Quarter	2.72%	3.20%
Second Quarter	2.50%	3.03%
Third Quarter		2.86%
Fourth Quarter		3.06%

Factors contributing to the 22-basis point decline in net interest margin during the second quarter of 2021, compared to the first quarter of 2021, include:

●	Reduced recognition of purchase accounting accretion contributed -2 basis points
●	Reduction in PPP fee recognition contributed -3 basis points
●	Inclusion of GSB for one month contributed -5 basis points
●	Asset rate volume mix contributed -15 basis points
●	Funding costs improved +3 basis points, partially offsetting the declines

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting, effective funding cost control, meaningful non-interest income contribution, and operational efficiencies. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report for a description of accounting policies underlying the recognition of interest income and expense.

Non-Interest Income

Changes in non-interest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Non-interest income
Wealth management fees	$13,002	$10,193	$2,809	27.6%
Fees for customer services	8,611	7,025	1,586	22.6%
Remittance processing	4,349	3,718	631	17.0%
Mortgage revenue	1,747	2,705	(958)	(35.4)%
Income on bank owned life insurance	1,476	2,282	(806)	(35.3)%
Net gains (losses) on sales of securities	94	125	(31)	(24.8)%
Unrealized gains (losses) recognized on equity securities	804	190	614	323.2%
Other income	2,928	1,726	1,202	69.6%
Total non-interest income	$33,011	$27,964	$5,047	18.0%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Non-interest income
Wealth management fees	$25,586	$21,748	$3,838	17.6%
Fees for customer services	16,648	15,386	1,262	8.2%
Remittance processing	8,767	7,471	1,296	17.3%
Mortgage revenue	4,413	4,086	327	8.0%
Income on bank owned life insurance	2,440	3,339	(899)	(26.9)%
Net gains (losses) on sales of securities	119	1,699	(1,580)	(93.0)%
Unrealized gains (losses) recognized on equity securities	2,420	(797)	3,217	403.6%
Other income	4,063	2,549	1,514	59.4%
Total non-interest income	$64,456	$55,481	$8,975	16.2%

Total non-interest income increased by 18.0% to $33.0 million for the three months ended June 30, 2021, compared to $28.0 million for the three months ended June 30, 2020. Total non-interest income increased by 16.2% to $64.5 million for the six months ended June 30, 2021, compared to $55.5 million for the six months ended June 30, 2020. Revenues from wealth management fees and remittance processing activities represented 52.6% and 53.3% of the Company’s non-interest income for the three and six months ended June 30, 2021, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas increased by 24.7% to $17.4 million for the three months ended June 30, 2021, compared to $13.9 million for the same period in 2020, and increased by 17.6% to $34.4 million for the six months ended June 30, 2021, compared to $29.2 million for the same period in 2020.

Wealth management fees increased by 27.6% to $13.0 million for the three months ended June 30, 2021, compared to $10.2 million for the same period in 2020. Wealth management fees increased by 17.6% to $25.6 million for the six months ended June 30, 2021, compared to $21.7 million for the same period in 2020. First Busey’s Wealth Management division ended the second quarter of 2021 with $12.3 billion in assets under care, compared to $10.2 billion as of December 31, 2020, a 20.3% increase. The increase in assets under care was comprised of $0.8 billion in organic and market related growth with an additional $1.3 billion obtained in the acquisition of CAC.

Fees for customer services increased by 22.6% to $8.6 million for the three months ended June 30, 2021, compared to $7.0 million for the same period in 2020. Fees for customer services increased by 8.2% to $16.6 million for the six months ended June 30, 2021, compared to $15.4 million for the same period in 2020. Fees for customer services have been impacted since March 2020 due to changing customer behaviors resulting from COVID-19 and related government stimulus programs, and continue to rebound with improving economic conditions and customer activity levels.

Remittance processing revenue relates to our payment processing company, FirsTech. Remittance processing revenue increased by 17.0% to $4.3 million for the three months ended June 30, 2021, compared to $3.7 million for the same period in 2020. Remittance processing revenue increased by 17.3% to $8.8 million for the six months ended June 30, 2021, compared to $7.5 million for the same period in 2020. Fluctuations in remittance processing revenue were primarily the result of increased payment and volume activity at FirsTech. Remittance processing adds important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally. The Company is currently making strategic investments in FirsTech to further enhance future growth.

Mortgage revenue decreased 35.4% to $1.7 million for the three months ended June 30, 2021, compared to $2.7 million for the same period in 2020, primarily as a result of declines in sold-loan mortgage volume. Mortgage revenue increased 8.0% to $4.4 million for the six months ended June 30, 2021, compared to $4.1 million for the same period in 2020. General economic conditions and interest rate volatility may impact fees in future quarters.

Income on bank owned life insurance decreased 35.3%, to $1.5 million for the three months ended June 30, 2021, compared to $2.3 million for the same period in 2020. Income on bank owned life insurance decreased 26.9%, to $2.4 million for the six months ended June 30, 2021, compared to $3.3 million for the same period in 2020. Decreases primarily resulted from a $0.8 million decline in earnings on death proceeds for the three and six months ended June 30, 2021.

Other income increased 69.6% to $2.9 million for the three months ended June 30, 2021, compared to $1.7 million for the same period in 2020.  Other income increased 59.4% to $4.1 million for the six months ended June 30, 2021, compared to $2.5 million for the same period in 2020.  Other income variances are primarily driven by fluctuations in income generated from swap origination fees, commercial loan sales gains, and gains and losses on fixed asset disposal.

Non-Interest Expense

Changes in non-interest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Non-interest expense
Salaries, wages, and employee benefits	$34,889	$28,555	$6,334	22.2%
Data processing	4,819	4,051	768	19.0%
Net occupancy expense of premises	4,246	4,448	(202)	(4.5)%
Furniture and equipment expenses	2,066	2,537	(471)	(18.6)%
Professional fees	2,311	1,986	325	16.4%
Amortization of intangible assets	2,650	2,519	131	5.2%
Interchange expense	1,442	1,198	244	20.4%
Other expense	10,202	7,774	2,428	31.2%
Total non-interest expense	$62,625	$53,068	$9,557	18.0%

Income taxes	$6,862	$7,012	$(150)	(2.1)%
Effective income tax rate	18.7%	21.4%

Efficiency ratio (1)	61.7%	51.0%
Adjusted efficiency ratio (1)	58.9%	50.5%
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

	Six Months Ended June 30,
	2021	2020	Change	% Change
Non-interest expense
Salaries, wages, and employee benefits	$65,273	$62,558	$2,715	4.3%
Data processing	9,099	8,446	653	7.7%
Net occupancy expense of premises	8,809	9,163	(354)	(3.9)%
Furniture and equipment expenses	4,092	4,986	(894)	(17.9)%
Professional fees	4,256	3,810	446	11.7%
Amortization of intangible assets	5,051	5,076	(25)	(0.5)%
Interchange expense	2,926	2,367	559	23.6%
Other expense	17,618	17,176	442	2.6%
Total non-interest expense	$117,124	$113,582	$3,542	3.1%

Income taxes	$17,681	$10,868	$6,813	62.7%
Effective income tax rate	20.7%	20.9%

Efficiency ratio (1)	58.2%	55.3%
Adjusted efficiency ratio (1)	56.6%	55.0%

Full-time equivalent employees as of period-end	1,503	1,480	23	1.6%
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

Total non-interest expense increased by 18.0% to $62.6 million for the three months ended June 30, 2021, compared to $53.1 million for three months ended June 30, 2020. Total non-interest expense increased by 3.1% to $117.1 million for the six months ended June 30, 2021, compared to $113.6 million for six months ended June 30, 2020. Contributing to the increases, non-operating acquisition related expenses of $2.7 million and $3.0 million were included in total non-interest expense for the three and six months ended June 30, 2021, respectively, compared to $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively. Deferral of origination costs on PPP loans lowered expenses by $0.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, compared to $4.9 million for the three and six months ended June 30, 2020. Results for the three and six months ended June 30, 2021, include one month of operating expenses for GSB totaling $2.5 million, excluding non-operating items, and the Company expects efficiencies associated with the acquisition of CAC to be realized after the banks merge.

Salaries, wages, and employee benefits increased by 22.2% to $34.9 million for the three months ended June 30, 2021, compared to $28.6 million for the same period in 2020. Salaries, wages, and employee benefits increased by 4.3% to $65.3 million for the six months ended June 30, 2021, compared to $62.6 million for the same period in 2020. The increase was driven by the addition of 137 full-time equivalents from GSB. Results for the three and six months ended June 30, 2021, include $2.4 million of GSB expenses for salaries, wages, and employee benefits for the one month since acquisition, which included $1.1 million of non-operating acquisition related expenses. In addition, deferral of PPP loan origination costs lowered expenses for salaries, wages, and employee benefits by $0.3 million and $2.1 million for the three and six months ended June 30, 2021, respectively, compared to $3.8 million for the three and six months ended June 30, 2020.

Data processing expense increased by 19.0% to $4.8 million for the three months ended June 30, 2021, compared to $4.1 million for the same period in 2020. Data processing expense increased by 7.7% to $9.1 million for the six months ended June 30, 2021, compared to $8.4 million for the same period in 2020. Results for the three and six months ended June 30, 2021, include $0.2 million of GSB operating data processing expenses for the one month since acquisition. Further, the Company recorded an additional $0.4 million of non-operating data processing expenses related to the acquisition.

Combined, net occupancy expense of premises and furniture and equipment expense decreased by 9.6% to $6.3 million for the three months ended June 30, 2021, compared to $7.0 million for the same period in 2020. Combined, net occupancy expense of premises and furniture and equipment expense decreased by 8.8% to $12.9 million for the six months ended June 30, 2021, compared to $14.1 million for the same period in 2020. These decreases in 2021 were primarily related to savings achieved through the closure of 12 banking centers in October of 2020. On July 27, 2021, the Company announced its Personal Banking Transformation Plan to close and consolidate 15 Busey Bank banking centers as well as two GSB banking centers to be consolidated as part of the acquisition integration plan, with the banking center closures expected to occur in the fourth quarter of 2021.

Professional fees increased by 16.4% to $2.3 million for the three months ended June 30, 2021, compared to $2.0 million for the same period of 2020. Professional fees increased by 11.7% to $4.3 million for the six months ended June 30, 2021, compared to $3.8 million for the same period of 2020. Professional fee variances were largely influenced by acquisition expenses. Results for the three and six months ended June 30, 2021, include $0.9 million and $1.3 million, respectively, of non-operating professional fee expenses related to the acquisition.

Amortization of intangible assets increased by 5.2% to $2.7 million for the three months ended June 30, 2021, compared to $2.5 million for the same period in 2020. Amortization of intangible assets was $5.1 million for the six months ended June 30, 2021 and 2020. Results for the three and six months ended June 30, 2021, include $0.3 million of amortization expense related to GSB.

Interchange expense increased by 20.4% to $1.4 million for the three months ended June 30, 2021, compared to $1.2 million for the same period in 2020. Interchange expense increased by 23.6% to $2.9 million for the six months ended June 30, 2021, compared to $2.4 million for the same period in 2020. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.

Other expense increased by 31.2% to $10.2 million for the three months ended June 30, 2021, compared to $7.8 million for the same period in 2020. Other expense increased by 2.6% to $17.6 million for the six months ended June 30, 2021, compared to $17.2 million for the same period in 2020. Increases were across multiple expense categories, including New Market Tax Credit amortization and business development expenses, partially offset by lower MSR valuation impairment and provision for unfunded commitments. Also contributing to the increase, deferral of PPP loan origination costs lowered other expenses by $0.1 million and $0.6 million for the three and six months ended June 30, 2021, respectively, compared to $1.1 million during the three and six months ended June 30, 2020. Results for the three and six months ended June 30, 2021, include one month of other expenses for GSB totaling $0.4 million.

The efficiency ratio(1), which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratio was 61.7% for the three months ended June 30, 2021, compared to 51.0% for the three months ended June 30, 2020. The efficiency ratio was 58.2% for the six months ended June 30, 2021, compared to 55.3% for the same period in 2020.

The adjusted efficiency ratio(1) was 58.9% for the three months ended June 30, 2021, compared to 50.5% for the three months ended June 30, 2020. The adjusted efficiency ratio was 56.6% for the six months ended June 30, 2021, compared to 55.0% for the same period in 2020. The Company remains focused on expense discipline.

Income Taxes

The effective income tax rates of 18.7% and 20.7% for the three and six months ended June 30, 2021, respectively, were lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits, including an Illinois new market tax credit. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of June 30, 2021, the Company was not under examination by any tax authority; however, Banc Ed, which the Company acquired on January 31, 2019, is under examination by the Illinois Department of Revenue for its 2009 to 2016 income tax filings.

(1) A Non-GAAP financial measure. See “Non-GAAP Financial Information” for reconciliation.

FINANCIAL CONDITION

Balance Sheet

Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020	Change	% Change
Assets
Debt securities available for sale	$3,464,517	$2,261,187	$1,203,330	53.2%
Portfolio loans, net	7,090,240	6,713,129	377,111	5.6%

Total assets	$12,415,449	$10,544,047	$1,871,402	17.7%

Liabilities
Deposits:
Noninterest-bearing	$3,186,650	$2,552,039	$634,611	24.9%
Interest-bearing	7,150,467	6,125,810	1,024,657	16.7%
Total deposits	$10,337,117	$8,677,849	$1,659,268	19.1%

Securities sold under agreements to repurchase	$207,266	$175,614	$31,652	18.0%
Senior notes, net of unamortized issuance costs	39,876	39,809	67	0.2%
Subordinated notes, net of unamortized issuance costs	182,503	182,226	277	0.2%
Junior subordinated debt owed to unconsolidated trusts	71,551	71,468	83	0.1%

Total liabilities	$11,069,758	$9,273,978	$1,795,780	19.4%

Stockholders’ equity	$1,345,691	$1,270,069	$75,622	6.0%

GSB contributed $1.4 billion in assets, $422.4 million in portfolio loans, net of $8.0 million ACL, and $1.3 billion in total deposits as of June 30, 2021.

Portfolio Loans

The Company believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. GSB’s policies are similar in nature to Busey Bank’s policies and the Company is migrating such loan production toward Busey Bank’s policies in advance of the merger of the banks. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of the Banks. The Company attempts to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	June 30, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,408,607	$519,822	$76,572	$49,549	$2,054,550
Commercial real estate	1,881,596	686,474	170,371	181,871	2,920,312
Real estate construction	256,990	135,879	63,476	44,254	500,599
Retail real estate	1,136,549	243,643	93,738	51,880	1,525,810
Retail other	179,204	2,202	1,610	1,363	184,379
Total portfolio loans	$4,862,946	$1,588,020	$405,767	$328,917	$7,185,650

ACL					(95,410)
Portfolio loans, net					$7,090,240

	December 31, 2020
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,386,587	$529,281	$50,878	$47,830	$2,014,576
Commercial real estate	1,880,437	715,680	154,234	142,184	2,892,535
Real estate construction	192,971	115,227	57,381	96,207	461,786
Retail real estate	963,538	295,352	94,748	54,214	1,407,852
Retail other	32,678	2,415	1,188	1,147	37,428
Total portfolio loans	$4,456,211	$1,657,955	$358,429	$341,582	$6,814,177

ACL					(101,048)
Portfolio loans, net					$6,713,129

Portfolio loans increased by 5.5% to $7.2 billion as of June 30, 2021, compared to $6.8 billion as of December 31, 2020. Commercial balances (consisting of commercial, commercial real estate, and real estate construction loans), excluding PPP loans, increased $162.6 million since December 31, 2020. Retail real estate and retail other loans increased $264.9 million since December 31, 2020. As of June 30, 2021, loan balances included $144.3 million of GSB commercial loans and $286.1 million of GSB retail real estate and retail other loans.

Allowance and Provision for Credit Losses

The ACL is a significant estimate in the Company’s unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, the Company’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income.

Provision for credit loss expense decreased due to a reserve release of $1.7 million for the three months ended June 30, 2021, compared to a provision expense of $12.9 million for the same period in 2020. Provision for credit loss expense decreased due to a reserve release of $8.5 million for the six months ended June 30, 2021, compared to a provision expense of $30.1 million for the same period in 2020. Specifically, during the three and six months ended June 30, 2021, Busey Bank recorded a $5.5 million and $12.3 million negative provision for credit losses, respectively, amid improved US economic outlooks. Also, during the three and six months ended June 30, 2021, as a result of the acquisition, GSB recorded a Day 1 ACL of $4.2 million for PCD loans and a provision for credit losses of $3.8 million.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Portfolio loans
Portfolio loans, excluding PPP loans	$6,795,255	$6,257,196	$6,367,774	$6,384,916	$6,499,734
PPP loans, amortized cost	390,395	522,104	446,403	736,395	729,286
Total portfolio loans	$7,185,650	$6,779,300	$6,814,177	$7,121,311	$7,229,020

ACL	$95,410	$93,943	$101,048	$98,841	$96,046

ACL to portfolio loans	1.33%	1.39%	1.48%	1.39%	1.33%
ACL to portfolio loans, excluding PPP loans	1.40%	1.50%	1.59%	1.55%	1.48%
ACL to non-performing loans	336.96%	411.04%	415.82%	408.82%	378.43%
ACL to non-performing assets	303.35%	346.05%	349.99%	339.02%	329.66%

As of June 30, 2021, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.

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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Loans 30 – 89 days past due	$3,888	$9,929	$7,578	$6,708	$5,166

Non-performing assets
Non-performing loans:
Non-accrual loans	27,725	21,706	22,930	23,898	25,095
Loans 90+ days past due and still accruing	590	1,149	1,371	279	285
Total non-performing loans	28,315	22,855	24,301	24,177	25,380
OREO	3,137	4,292	4,571	4,978	3,755
Total non-performing assets	31,452	27,147	28,872	29,155	29,135

Substandard (excludes 90+ days past due)	44,877	65,088	68,924	77,939	83,704
Classified assets	$76,329	$92,235	$97,796	$107,094	$112,839

Performing TDRs (includes 30 – 89 days past due)	$2,518	$3,299	$3,829	$4,218	$4,316

Non-performing assets to total assets	0.25%	0.25%	0.27%	0.28%	0.27%
Non-performing loans to portfolio loans	0.39%	0.34%	0.36%	0.34%	0.35%
Non-performing loans to portfolio loans, excluding PPP loans	0.42%	0.37%	0.38%	0.38%	0.39%
Non-performing assets to portfolio loans and OREO	0.44%	0.40%	0.42%	0.41%	0.40%
Classified assets to the Banks Tier 1 Capital and ACL	5.72%	7.76%	8.47%	9.58%	10.47%

Non-performing loan balances increased 16.5% to $28.3 million as of June 30, 2021, compared with $24.3 million as of December 31, 2020, primarily as a result of $4.4 million of acquired GSB non-performing loans. Continued disciplined credit management resulted in non-performing loans as a percentage of total loans of 0.39% as of June 30, 2021, compared to 0.34% as of March 31, 2021, and 0.35% as of June 30, 2020. Excluding the amortized cost of PPP loans, non-performing loans as a percentage of total loans was 0.42% as of June 30, 2021, compared to 0.37% as of March 31, 2021, and 0.39% as of June 30, 2020.

Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate as a result of COVID-19, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are loans classified as substandard which are not categorized as impaired, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased by 34.9% to $44.8 million as of June 30, 2021, compared to $68.8 million as of December 31, 2020. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of June 30, 2021, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. As of June 30, 2021, the Company had 49 commercial loans on payment deferrals representing $143.5 million in loans. Of this balance, $10.4 million remained on full payment deferral, with the remaining $133.1 million on interest only modification. In addition, as of June 30, 2021, the Company had eight retail loans on payment deferrals representing $0.8 million in loans. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits increased 19.1% to $10.3 billion as of June 30, 2021, compared to $8.7 billion as of December 31, 2020. GSB deposits accounted for $1.3 billion of the increase. We focus on deepening our relationships with customers to foster core deposit growth, allowing us to reduce our reliance on wholesale funding. Recent fluctuations in deposit balances can be attributed to the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus payments to consumers, other core deposit growth, and the seasonality of public funds.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of June 30, 2021, the Company had additional capacity to borrow $1.2 billion from the FHLB and $476.5 million from the Federal Reserve. The Company has the ability to pledge PPP loans as collateral to either the FHLB or Federal Reserve Discount Window to increase the availability to borrow against any potential short-term funding needs.

As of June 30, 2021, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

The Banks routinely enter into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of their customers. As of June 30, 2021, we had outstanding loan commitments and standby letters of credit of $1.8 billion, consistent with our December 31, 2020, balances. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

As of June 30, 2021, our reserve for unfunded commitments was $7.2 million, compared to $7.3 million as of December 31, 2020. Provision expense for unfunded commitments decreased due to a reserve release of $0.5 million and $0.1 million for the three and six months ended June 30, 2021, respectively, compared to an expense of $0.6 million and $1.6 million for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, Busey Bank recorded a $0.6 million negative provision, and a $0.2 million negative provision, respectively, which was partially offset by a Day 1 provision of $0.2 million recorded by GSB as a result of the acquisition.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios with capital buffer and June 30, 2021, capital ratios for First Busey, Busey Bank, and GSB.

	Minimum Capital	As of June 30, 2021
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank	GSB
Total Capital to Risk Weighted Assets	10.50%	16.41%	16.22%	18.20%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.18%	15.30%	16.95%
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.26%	15.30%	16.95%
Tier 1 Capital to Average Assets		9.62%	10.78%	7.35%

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

A reconciliation to what management believes to be the most directly comparable GAAP financial measures – specifically net revenue in the case of adjusted pre-provision net revenue, net income in the case of adjusted net income, adjusted diluted earnings per share, and adjusted return on average assets; total net interest income in the case of adjusted net interest margin; total non-interest income and total non-interest expense in the case of efficiency ratio and adjusted efficiency ratio; and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity – appears below. The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring non-interest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Pre-Provision Net Revenue

(unaudited, dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Pre-provision net revenue
Net interest income	$64,542	$64,893	$70,813	$129,435	$140,246
Non-interest income	33,011	31,445	27,964	64,456	55,481
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(898)	(1,641)	(315)	(2,539)	(902)
Non-interest expense	(62,625)	(54,499)	(53,068)	(117,124)	(113,582)
Total pre-provision net revenue	$34,030	$40,198	$45,394	$74,228	$81,243

Adjustments to pre-provision net revenue
Acquisition and other restructuring expenses	2,713	320	487	3,033	632
Provision for unfunded commitments	(496)	406	567	(90)	1,584
New Market Tax Credit amortization	1,239	1,829	—	3,068	1,200
Adjusted pre-provision net revenue	$37,486	$42,753	$46,448	$80,239	$84,659

Average total assets	$11,398,655	$10,594,245	$10,374,820	$10,998,672	$10,031,499

Reported: Pre-provision net revenue to average assets (1)	1.20%	1.54%	1.76%	1.36%	1.63%
Adjusted: Pre-provision net revenue to average assets (1)	1.32%	1.64%	1.80%	1.47%	1.70%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Diluted Earnings Per Share, and Adjusted Return on Average Assets

(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Net income	$29,766	$37,816	$25,806	$67,582	$41,170

Adjustments to net income
Acquisition expenses:
Salaries, wages, and employee benefits	1,125	—	—	1,125	—
Data processing	368	7	—	375	—
Professional fees, occupancy, and other	1,220	313	141	1,533	286
Other restructuring costs:
Salaries, wages, and employee benefits	—	—	346	—	346
Related tax benefit	(558)	(71)	(102)	(629)	(132)
Adjusted net income	$31,921	$38,065	$26,191	$69,986	$41,670

Dilutive average common shares outstanding	55,730,883	55,035,806	54,705,273	55,384,942	54,807,170

Reported: Diluted earnings per share	$0.53	$0.69	$0.47	$1.22	$0.75
Adjusted: Diluted earnings per share	0.57	0.69	0.48	1.26	0.76

Average total assets	$11,398,655	$10,594,245	$10,374,820	$10,998,672	$10,031,499

Reported: Return on average assets (1)	1.05%	1.45%	1.00%	1.24%	0.83%
Adjusted: Return on average assets (1)	1.12%	1.46%	1.02%	1.28%	0.84%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(unaudited, dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Net interest income	$64,542	$64,893	$70,813	$129,435	$140,246

Adjustments to net interest income
Tax-equivalent adjustment	579	601	717	1,180	1,447
Acquisition-related purchase accounting accretion	(1,726)	(2,157)	(2,477)	(3,883)	(5,304)
Adjusted net interest income	$63,395	$63,337	$69,053	$126,732	$136,389

Average interest-earning assets	$10,448,417	$9,752,294	$9,485,200	$10,102,278	$9,151,372

Reported: Net interest margin (1)	2.50%	2.72%	3.03%	2.61%	3.11%
Adjusted: Net Interest margin (1)	2.43%	2.63%	2.93%	2.53%	3.00%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Efficiency Ratio and Adjusted Efficiency Ratio

(unaudited, dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Net interest income	$64,542	$64,893	$70,813	$129,435	$140,246
Tax-equivalent adjustment	579	601	717	1,180	1,447
Tax-equivalent interest income	$65,121	$65,494	$71,530	$130,615	$141,693

Non-interest income	33,011	31,445	27,964	64,456	55,481
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(898)	(1,641)	(315)	(2,539)	(902)
Adjusted non-interest income	$32,113	$29,804	$27,649	$61,917	$54,579

Non-interest expense	62,625	54,499	53,068	117,124	113,582
Amortization of intangible assets	(2,650)	(2,401)	(2,519)	(5,051)	(5,076)
Non-operating adjustments:		—	—
Salaries, wages, and employee benefits	(1,125)	—	(346)	(1,125)	(346)
Data processing	(368)	(7)	—	(375)	—
Lease or fixed asset impairment	—	—	—	—	—
Professional fees and other	(1,220)	(313)	(141)	(1,533)	(286)
Adjusted non-interest expense	$57,262	$51,778	$50,062	$109,040	$107,874

Reported: Efficiency ratio (1)	61.68%	54.67%	50.97%	58.21%	55.28%
Adjusted: Efficiency ratio (2)	58.89%	54.33%	50.48%	56.63%	54.96%
(1)	Calculated as total non-interest expense, less amortization charges, as a percentage of tax-equivalent net interest income, plus non-interest income, less security gains and losses.
(2)	Calculated as adjusted non-interest expense, as a percentage of tax-equivalent net interest income plus non-interest income, less security gains and losses.

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(unaudited, dollars in thousands)

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Total Assets	$12,415,449	$10,759,563	$10,835,965
Goodwill and other intangible assets, net	(381,795)	(361,120)	(368,053)
Tax effect of other intangible assets, net	17,997	13,883	15,825
Tangible assets	$12,051,651	$10,412,326	$10,483,737

Total stockholders’ equity	1,345,691	1,265,822	1,236,084
Goodwill and other intangible assets, net	(381,795)	(361,120)	(368,053)
Tax effect of other intangible assets, net	17,997	13,883	15,825
Tangible common equity	$981,893	$918,585	$883,856

Ending number of common shares outstanding	56,330,616	54,345,379	54,516,000

Tangible common equity to tangible assets (1)	8.15%	8.82%	8.43%
Tangible book value per share	$17.11	$16.65	$15.92

Average common equity	$1,342,771	$1,275,694	$1,233,270
Average goodwill and other intangible assets, net	(368,709)	(362,693)	(369,699)
Average tangible common equity	$974,062	$913,001	$863,571

Reported: Return on average tangible common equity (2)	12.26%	16.80%	12.02%
Adjusted: Return on average tangible common equity (2), (3)	13.14%	16.91%	12.20%
(1)	Tax-effected measure, 28% estimated deferred tax rate.
(2)	Annualized measure.
(3)	Calculated using adjusted net income.

	Six Months Ended
	June 30,	June 30,
	2021	2020
Average stockholders’ common equity	$1,309,418	$1,225,715
Average goodwill and other intangible assets, net	(365,718)	(370,969)
Average tangible stockholders’ common equity	$943,700	$854,746

Reported: Return on average tangible common equity(1)	14.44%	9.69%
Adjusted: Return on average tangible common equity(1), (2)	14.96%	9.80%
(1)	Annualized measure.
(2)	Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of the Company’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause actual results to differ materially from those in the Company’s forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including the impact of the current presidential administration); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets; (iii) changes in state and federal laws, regulations, and governmental policies concerning the Company’s general business; (iv) changes in accounting policies and practices, including FASB’s CECL impairment standards; (v) changes in interest rates and prepayment rates of the Company’s assets (including the impact of the LIBOR phase-out); (vi) increased competition in the financial services sector and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving the Company; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the SEC.

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

Debt securities available for sale are not within the scope of CECL; however, the accounting for credit losses on these securities is affected by ASC 326-30. A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, the Company must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, the Company will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded ACL balance related to the debt security, if applicable, and recognizing any incremental impairment through earnings. If the Company does not intend to sell the security, nor believes it more likely than not will be required to sell the security before the fair value recovers to the amortized cost basis, the Company must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful as of June 30, 2021 or December 31, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	+100	+200	+300
June 30, 2021	7.07%	12.86%	17.90%
December 31, 2020	7.40%	14.16%	20.20%

	Year-Two: Basis Point Changes
	+100	+200	+300
June 30, 2021	8.81%	15.72%	21.63%
December 31, 2020	9.59%	17.95%	25.40%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of June 30, 2021, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. During the second quarter of 2021, the company purchased 221,000 shares under the plan. As of June 30, 2021, the Company had 1,578,824 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	65,000	$25.64	65,000	1,734,824
May 1-31, 2021	39,000	$25.64	39,000	1,695,824
June 1-30, 2021	117,000	$26.26	117,000	1,578,824
Total	221,000	$25.97	221,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.34

Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association (filed as Exhibit 10.34 to the Company’s Form 8-K filed on June 2, 2021)

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

Date: August 5, 2021