Form 10-Q
period 2021-09-30
FIRST BUSEY CORP /NV/
filed 2021-11-04
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2021
Common Stock, $.001 par value	55,668,984

FIRST BUSEY CORPORATION

FORM 10-Q

September 30, 2021

GLOSSARY

We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
2020 Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act for the year ended December 31, 2020
ACL	Allowance for credit losses
ASC	Accounting Standards Codification
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule

Regulations promulgated by U.S. federal banking agencies—the OCC, the Federal Reserve, and the FDIC—to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Act

CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
COVID-19	Coronavirus disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSU	Deferred stock unit
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC 820
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, "Busey," "the Company," "we," "us," and "our"
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Interbank Offered Rate
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSU	Performance-based restricted stock unit
PPP	Paycheck Protection Program
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S. Treasury	U.S. Department of the Treasury

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	As of
	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$151,372	$118,824
Interest-bearing deposits	732,473	569,713
Total cash and cash equivalents	883,845	688,537

Debt securities available for sale	3,997,244	2,261,187
Equity securities	13,012	5,530
Loans held for sale, at fair value	20,225	42,813
Portfolio loans (net of ACL of $92,802 at September 30, 2021; $101,048 at December 31, 2020)	7,057,833	6,713,129
Premises and equipment, net	142,031	135,191
Right of use assets	11,068	7,714
Goodwill	317,766	311,536
Other intangible assets, net	61,125	51,985
Cash surrender value of bank owned life insurance	176,730	176,405
Other assets	218,451	150,020
Total assets	$12,899,330	$10,544,047

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,453,906	$2,552,039
Interest-bearing	7,363,961	6,125,810
Total deposits	10,817,867	8,677,849

Securities sold under agreements to repurchase	241,242	175,614
Short-term borrowings	17,673	4,658
Long-term debt	49,233	4,757
Senior notes, net of unamortized issuance costs	39,910	39,809
Subordinated notes, net of unamortized issuance costs	182,637	182,226
Junior subordinated debt owed to unconsolidated trusts	71,593	71,468
Lease liabilities	11,120	7,757
Other liabilities	134,979	109,840
Total liabilities	11,566,254	9,273,978

Outstanding commitments and contingent liabilities (see Notes 10 and 16)

Stockholders’ Equity
Common stock, ($.001 par value)	58	56
Additional paid-in capital	1,315,038	1,253,360
Retained earnings	75,643	20,830
Accumulated other comprehensive income (loss)	(1,366)	33,309
Total stockholders’ equity before treasury stock	1,389,373	1,307,555

Treasury stock at cost	(56,297)	(37,486)
Total stockholders’ equity	1,333,076	1,270,069
Total liabilities and stockholders’ equity	$12,899,330	$10,544,047

Shares
Common shares issued	58,116,970	55,910,733
Less treasury shares	(2,289,986)	(1,506,354)
Common shares outstanding	55,826,984	54,404,379

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$65,163	$69,809	$189,132	$213,434
Interest and dividends on investment securities:
Taxable interest income	11,324	8,466	29,016	26,807
Non-taxable interest income	915	1,141	2,878	3,458
Other interest income	462	213	857	1,596
Total interest income	77,864	79,629	221,883	245,295

Interest expense
Deposits	3,059	6,105	10,086	26,053
Federal funds purchased and securities sold under agreements to repurchase	60	88	177	596
Short-term borrowings	112	30	195	215
Long-term debt	270	38	415	495
Senior notes	400	400	1,199	1,199
Subordinated notes	2,480	2,475	7,436	4,518
Junior subordinated debt owed to unconsolidated trusts	728	740	2,185	2,220
Total interest expense	7,109	9,876	21,693	35,296

Net interest income	70,755	69,753	200,190	209,999
Provision for credit losses	(1,869)	5,549	(10,365)	35,656
Net interest income after provision for credit losses	72,624	64,204	210,555	174,343

Noninterest income
Wealth management fees	13,749	10,548	39,335	32,296
Fees for customer services	9,288	8,014	25,936	23,400
Remittance processing	4,355	3,995	13,122	11,466
Mortgage revenue	1,740	5,793	6,153	9,879
Income on bank owned life insurance	999	1,022	3,439	4,361
Net gains (losses) on sales of securities	(5)	11	114	1,710
Unrealized gains (losses) recognized on equity securities	62	(437)	2,482	(1,234)
Other income	3,071	3,339	7,134	5,888
Total noninterest income	33,259	32,285	97,715	87,766

Noninterest expense
Salaries, wages, and employee benefits	41,949	32,839	107,222	95,397
Data processing	7,782	3,937	16,881	12,383
Net occupancy expense of premises	4,797	4,256	13,606	13,419
Furniture and equipment expenses	2,208	2,325	6,300	7,311
Professional fees	1,361	1,698	5,617	5,508
Amortization of intangible assets	3,149	2,493	8,200	7,569
Interchange expense	1,434	1,223	4,360	3,590
Other expense	10,807	7,771	28,425	24,947
Total noninterest expense	73,487	56,542	190,611	170,124

Income before income taxes	32,396	39,947	117,659	91,985
Income taxes	6,455	9,118	24,136	19,986
Net income	$25,941	$30,829	$93,523	$71,999

Basic earnings per common share	$0.46	$0.56	$1.69	$1.32
Diluted earnings per common share	$0.46	$0.56	$1.67	$1.31
Dividends declared per share of common stock	$0.23	$0.22	$0.69	$0.66

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$25,941	$30,829	$93,523	$71,999

Other comprehensive income (loss):
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $4,902, $682, $14,195, and ($9,577), respectively	(12,296)	(1,710)	(35,606)	23,974
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of ($1), $3, $7, and $492, respectively	4	(8)	(16)	(1,218)
Net change in unrealized gains (losses) on debt securities available for sale	(12,292)	(1,718)	(35,622)	22,756

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $2, ($6), ($134), and $890, respectively	(5)	14	336	(2,233)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of ($82), ($76), ($243), and ($16), respectively	206	192	611	42
Net change in unrealized gains (losses) on cash flow hedges	201	206	947	(2,191)

Net change in accumulated other comprehensive income (loss)	(12,091)	(1,512)	(34,675)	20,565

Total comprehensive income	$13,850	$29,317	$58,848	$92,564

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, June 30, 2021	56,330,616	$58	$1,316,716	$62,926	$10,725	$(44,734)	$1,345,691
Net income	—	—	—	25,941	—	—	25,941
Other comprehensive income (loss)	—	—	—	—	(12,091)	—	(12,091)
Stock issued in acquisition, net of stock issuance costs	—	—	(29)	—	—	—	(29)
Repurchase of stock	(625,000)	—	—	—	—	(14,790)	(14,790)
Issuance of treasury stock for employee stock purchase plan	14,658	—	(16)	—	—	377	361
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,710	—	(3,738)	—	—	2,850	(888)
Cash dividends common stock at $0.23 per share	—	—	—	(12,956)	—	—	(12,956)
Stock dividend equivalents restricted stock units at $0.23 per share	—	—	268	(268)	—	—	—
Stock-based compensation	—	—	1,837	—	—	—	1,837
Balance, September 30, 2021	55,826,984	$58	$1,315,038	$75,643	$(1,366)	$(56,297)	$1,333,076

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	93,523	—	—	93,523
Other comprehensive income (loss)	—	—	—	—	(34,675)	—	(34,675)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,953	—	—	—	58,955
Repurchase of stock	(905,000)	—	—	—	—	(22,038)	(22,038)
Issuance of treasury stock for employee stock purchase plan	14,658	—	(16)	—	—	377	361
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,710	—	(3,738)	—	—	2,850	(888)
Cash dividends common stock at $0.69 per share	—	—	—	(37,953)	—	—	(37,953)
Stock dividend equivalents restricted stock units at $0.69 per share	—	—	757	(757)	—	—	—
Stock-based compensation	—	—	5,722	—	—	—	5,722
Balance, September 30, 2021	55,826,984	$58	$1,315,038	$75,643	$(1,366)	$(56,297)	$1,333,076

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2020
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

	Nine Months Ended September 30, 2020
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

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows Provided by (Used in) Operating Activities
Net income	$93,523	$71,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(10,365)	35,656
Amortization of intangible assets	8,200	7,569
Amortization of mortgage servicing rights	4,202	3,932
Depreciation and amortization of premises and equipment	8,723	9,384
Net amortization (accretion) of premium (discount) on portfolio loans acquired	(4,860)	(7,015)
Net amortization (accretion) of premium (discount) on investment securities	17,263	6,698
Net amortization (accretion) of premium (discount) on time deposits	(929)	(662)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	620	387
Impairment of OREO	—	43
Impairment of fixed assets held for sale	—	36
Impairment of mortgage servicing rights	(542)	604
Change in fair value of equity securities, net	(2,482)	1,234
(Gain) loss on sales of debt securities, net	(114)	(1,710)
(Gain) loss on sales of loans, net	(8,202)	(21,357)
(Gain) loss on sales of OREO	163	47
(Gain) loss on sales of premises and equipment	(1,007)	198
(Gain) loss on life insurance proceeds	(493)	(1,256)
Provision for deferred income taxes	2,326	(2,730)
Stock-based compensation	5,722	4,413
(Increase) decrease in cash surrender value of bank owned life insurance	(2,946)	(3,105)
Mortgage loans originated for sale	(214,096)	(770,186)
Proceeds from sales of mortgage loans	244,356	771,039
Net change in operating assets and liabilities:
(Increase) decrease in other assets	(12,791)	(3,435)
Increase (decrease) in other liabilities	(23,775)	(369)
Net cash provided by (used in) operating activities	$102,496	$101,414

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(11,017)	$(13,123)
Purchases of debt securities available for sale	(2,048,554)	(907,094)
Proceeds from sales of equity securities	7,254	33
Proceeds from sales of debt securities available for sale	290,955	—
Proceeds from paydowns and maturities of debt securities available for sale	641,754	477,370
Net cash received in (paid for) acquisitions (see Note 2)	228,279	—
Net (increase) decrease in loans	114,729	(439,679)
Cash paid for premiums on bank-owned life insurance	(118)	(120)
Purchases of premises and equipment	(4,041)	(3,158)
Proceeds from life insurance	3,232	2,512
Proceeds from disposition of premises and equipment	6,519	806
Proceeds from sales of OREO	1,452	492
Net cash provided by (used in) investing activities	$(769,556)	$(881,961)

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$816,551	$740,967
Net change in federal funds purchased and securities sold under agreements to repurchase	48,977	(3,850)
Proceeds from other borrowings	72,500	142,634
Repayment of other borrowings	(15,500)	(74,000)
Proceeds from FHLB advances	5,000	4,000
Repayment of FHLB advances	(4,492)	(32,551)
Cash dividends paid	(37,953)	(36,017)
Purchase of treasury stock	(22,038)	(9,669)
Cash paid for withholding taxes on stock-based payments	(888)	(635)
Proceeds from stock options exercised	—	101
Issuance of treasury stock for ESPP	361	—
Common stock issuance costs	(150)	—
Net cash provided by (used in) financing activities	$862,368	$730,980

Net increase (decrease) in cash and cash equivalents	195,308	(49,567)
Cash and cash equivalents, beginning of period	688,537	529,288

Cash and cash equivalents, ending of period	$883,845	$479,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$16,257	$41,987
Income taxes	9,641	19,395

Non-cash investing and financing activities:
OREO acquired in settlement of loans	228	2,482

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Significant Accounting Policies

Nature of Operations

First Busey Corporation, a Nevada corporation organized in 1980, is a $12.9 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

The Company operates and reports its business in three segments: Banking, Remittance Processing, and Wealth Management. The Banking operating segment provides a full range of banking services to individual and corporate customers through the Company’s wholly-owned bank subsidiary, Busey Bank, with banking centers in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana. The Remittance Processing operating segment provides technology-driven payment solutions for walk-in, lockbox, interactive voice recognition, and online bill payments, among others, through the Company’s subsidiary, FirsTech. The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes First Busey’s PPP loans as of September 30, 2021, (dollars in thousands):

	CARES	Economic Aid	PPP Loan
	Act	Act	Totals
Customers with PPP loans processed/acquired	4,595	2,753	7,348
PPP loans originated/acquired	$765,212	$324,593	$1,089,805

Customers with PPP loans outstanding	121	1,499	1,620
PPP loans outstanding	$17,364	$165,746	$183,110
PPP loans outstanding, amortized cost	17,325	160,906	178,231

PPP loan balance forgiveness:
Received	$744,320	$151,135	$895,455
Balances submitted to the SBA for forgiveness	10,796	10,217	21,013

Use of Estimates

In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of debt securities available for sale, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant subsequent events for the quarter ended September 30, 2021, through the filing date of these unaudited consolidated financial statements.

Note 2: Acquisitions

Cummins-American Corp.

Effective May 31, 2021, the Company completed its acquisition of CAC, the holding company for GSB. The partnership has enhanced the Company’s existing deposit, commercial banking, and wealth management presence in the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area. GSB’s results of operations were included in the Company’s results of operations beginning June 1, 2021. First Busey operated GSB as a separate banking subsidiary until August 14, 2021, when it was merged with and into Busey Bank. At that time, all GSB banking centers became branches of Busey Bank.

Under terms of the definitive agreement, each share of CAC common stock issued and outstanding as of the effective date was converted into the right to receive 444.4783 shares of First Busey common stock and $14,173.96 in cash, which reflects the adjustments made to the cash consideration in accordance with the terms of the definitive agreement. The fair value of the common shares issued as part of the consideration paid for CAC was determined on the basis of the closing price of the Company’s common shares on the last trading day immediately preceding the acquisition date of May 31, 2021. As additional consideration provided to CAC’s shareholders in the merger, CAC paid a special dividend to its shareholders in the amount of $60.0 million, or $12,087.58 per share of CAC common stock, on May 28, 2021.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Fair values are considered provisional until final fair values are determined, or the measurement period has passed, but no later than one year from the acquisition date. Measurement period adjustments of $0.2 million were recorded in the third quarter of 2021 as more information became available regarding unrecorded liabilities.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As the total consideration paid for CAC exceeded the provisional fair value of net assets acquired, estimated goodwill of $6.2 million was recorded as a result of the acquisition. The amount of goodwill recognized as a result of this transaction is expected to be fully tax deductible for federal income tax purposes in accordance with the Company’s election pursuant to Section 338(h)(10) of the Internal Revenue Code. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area, and was assigned to the Banking operating segment.

The following table presents the estimated fair value of CAC’s assets acquired and liabilities assumed as of May 31, 2021 (dollars in thousands):

Fair Value
Assets acquired
Cash and cash equivalents	$298,637
Securities	702,367
Portfolio loans, net of ACL	430,470
Premises and equipment	17,034
Other intangible assets	17,340
Mortgage servicing rights	629
Other assets	8,176
Total assets acquired	1,474,653

Liabilities assumed
Deposits	1,315,671
Other borrowings	16,651
Other liabilities	19,098
Total liabilities assumed	1,351,420

Net assets acquired	$123,233

Consideration paid:
Cash	$70,358
Common stock	59,105
Total consideration paid	$129,463

Goodwill	$6,230

The fair value of PCD financial assets was $60.5 million on the date of acquisition. Gross contractual amounts receivable relating to the PCD financial assets was $65.2 million. The Company estimated, on the date of acquisition, that $4.2 million of the contractual cash flows specific to the PCD financial assets will not be collected.

During three and nine months ended September 30, 2021, First Busey incurred $8.4 million and $11.4 million, respectively, in pre-tax acquisition expenses related to the acquisition of CAC, comprised primarily of professional fees, compensation expense, and data processing expense.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3: Securities

The table below provides the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
Debt securities available for sale
U.S. Treasury securities	$185,636	$72	$(255)	$—	$185,453
Obligations of U.S. government corporations and agencies	37,784	1,213	—	—	38,997
Obligations of states and political subdivisions	288,023	8,743	(754)	—	296,012
Commercial mortgage-backed securities	607,097	5,278	(9,078)	—	603,297
Residential mortgage-backed securities	2,108,388	13,973	(19,753)	—	2,102,608
Asset-backed securities	468,618	323	(134)	—	468,807
Corporate debt securities	301,878	1,374	(1,182)	—	302,070
Total debt securities available for sale	$3,997,424	$30,976	$(31,156)	$—	$3,997,244

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
Debt securities available for sale
U.S. Treasury securities	$27,481	$356	$—	$—	$27,837
Obligations of U.S. government corporations and agencies	67,406	2,162	(49)	—	69,519
Obligations of states and political subdivisions	292,940	11,779	(8)	—	304,711
Commercial mortgage-backed securities	408,716	10,212	(312)	—	418,616
Residential mortgage-backed securities	1,344,047	24,571	(303)	—	1,368,315
Corporate debt securities	70,953	1,237	(1)	—	72,189
Total debt securities available for sale	$2,211,543	$50,317	$(673)	—	$2,261,187

Amortized cost and fair value of debt securities by contractual maturity or pre-refunded date are shown below. Mortgages underlying mortgage-backed securities and asset-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies (dollars in thousands):

	As of September 30, 2021
	Amortized	Fair
	Cost	Value
Debt securities available for sale
Due in one year or less	$103,158	$103,787
Due after one year through five years	603,868	608,074
Due after five years through ten years	385,479	393,540
Due after ten years	2,904,919	2,891,843
Total debt securities available for sale	$3,997,424	$3,997,244

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gains and losses on sales of debt securities
Gross security gains	$—	$11	$524	$1,718
Gross security (losses)	(5)	—	(410)	(8)
Net gains (losses) on sales of debt securities	$(5)	$11	$114	$1,710

Debt securities with carrying amounts of $729.2 million on September 30, 2021, and $628.0 million December 31, 2020, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$180,317	$(255)	$—	$—	$180,317	$(255)
Obligations of states and political subdivisions	55,434	(754)	—	—	55,434	(754)
Commercial mortgage-backed securities	434,220	(9,036)	3,063	(42)	437,283	(9,078)
Residential mortgage-backed securities	1,392,160	(19,707)	5,568	(46)	1,397,728	(19,753)
Asset-backed securities	51,183	(134)	—	—	51,183	(134)
Corporate debt securities	210,951	(1,182)	—	—	210,951	(1,182)
Total temporarily impaired securities	$2,324,265	$(31,068)	$8,631	$(88)	$2,332,896	$(31,156)

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$4,957	$(49)	$4,957	$(49)
Obligations of states and political subdivisions	762	(8)	—	—	762	(8)
Commercial mortgage-backed securities	129,655	(312)	—	—	129,655	(312)
Residential mortgage-backed securities	89,997	(300)	139	(3)	90,136	(303)
Corporate debt securities	1,499	(1)	—	—	1,499	(1)
Total temporarily impaired securities	$221,913	$(621)	$5,096	$(52)	$227,009	$(673)

Debt securities available for sale are not within the scope of CECL, however, the accounting for credit losses on these securities is affected by ASC 326-30. The Company’s debt security portfolio consisted of 1,274 securities as of September 30, 2021, compared to 1,114 securities as of December 31, 2020. The number of debt securities in the investment portfolio in an unrealized loss position was 294, representing an unrealized loss of 1.3% of the aggregate fair value, as of September 30, 2021, compared to 23 securities representing an unrealized loss of 0.3% of the aggregate fair value as of December 31, 2020. Unrealized losses related to changes in market interest rates and market conditions that do not represent credit-related impairments. Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

impairment related to noncredit factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. As of September 30, 2021, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4: Portfolio Loans

Distributions of portfolio loans are as follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Portfolio loans
Commercial	$1,931,863	$2,014,576
Commercial real estate	3,068,622	2,892,535
Real estate construction	430,857	461,786
Retail real estate	1,512,884	1,407,852
Retail other	206,409	37,428
Total portfolio loans	$7,150,635	$6,814,177

ACL	(92,802)	(101,048)

Portfolio loans, net	$7,057,833	$6,713,129

Net deferred loan origination costs included in the balances above were $4.9 million as of September 30, 2021, compared to $2.4 million as of December 31, 2020. Net accretable purchase accounting adjustments included in the balances above reduced loans by $10.1 million as of September 30, 2021, and $10.9 million as of December 31, 2020. The September 30, 2021, commercial balance includes loans originated under PPP with an amortized cost of $178.2 million, compared to $446.4 million in loans originated under PPP included in the December 31, 2020, balance.

There were no retail real estate loans purchased during the three months ended September 30, 2021 or 2020. During the nine months ended September 30, 2021, the Company purchased retail real estate loans totaling $32.2 million, compared to $43.9 million of retail real estate loan purchases in the nine months ended September 30, 2020.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:

●	Pass – This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.

●	Watch – This category includes loans that warrant a higher-than-average level of monitoring to ensure that weaknesses do not cause the inability of the credit to perform as expected. These loans are not necessarily a problem due to other inherent strengths of the credit, such as guarantor strength, but have above average concern and monitoring.

●	Special mention – This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

●	Substandard – This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●	Substandard non-accrual – This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

All loans are graded at their inception. Commercial lending relationships that are $1.0 million or less are usually processed through an expedited underwriting process. Most commercial loans greater than $1.0 million are included in a portfolio review at least annually. Commercial loans greater than $0.35 million that have a grading of special mention or worse are typically reviewed on a quarterly basis. Interim reviews may take place if circumstances of the borrower warrant a more frequent review. GSB’s policies were similar in nature to Busey Bank’s policies and the Company is migrating the legacy GSB portfolio and grading toward the Busey Bank policies. We acquired two non-accrual loans from GSB totaling $4.4 million, which are still outstanding as of September 30, 2021.

The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of September 30, 2021
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Portfolio loans
Commercial	$1,718,398	$115,108	$62,094	$26,033	$10,230
Commercial real estate	2,623,243	338,270	81,525	18,964	6,620
Real estate construction	413,986	14,464	7	2,400	—
Retail real estate	1,486,172	11,724	2,008	4,498	8,482
Retail other	206,372	—	—	—	37
Total portfolio loans	$6,448,171	$479,566	$145,634	$51,895	$25,369

	As of December 31, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual
Portfolio loans
Commercial	$1,768,755	$136,948	$72,447	$27,903	$8,523
Commercial real estate	2,393,372	383,277	75,486	34,897	5,503
Real estate construction	434,681	24,481	77	2,546	1
Retail real estate	1,382,616	10,264	2,471	3,702	8,799
Retail other	37,324	—	—	—	104
Total portfolio loans	$6,016,748	$554,970	$150,481	$69,048	$22,930

Risk grades of portfolio loans, further sorted by origination year are as follows (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior	loans	Total
Commercial
Pass	$468,833	$265,204	$112,809	$90,292	$73,553	$132,127	$575,580	$1,718,398
Watch	15,078	5,355	19,783	5,668	7,545	4,287	57,392	115,108
Special Mention	3,011	1,143	2,479	4,385	6,864	12,484	31,728	62,094
Substandard	3,357	3,504	3,321	1,437	1,244	5,552	7,618	26,033
Substandard non-accrual	4,305	444	1,597	—	1,821	63	2,000	10,230
Total commercial	494,584	275,649	139,989	101,782	91,027	154,513	674,318	1,931,863

Commercial real estate
Pass	655,907	690,244	463,830	289,396	257,618	245,795	20,453	2,623,243
Watch	41,596	40,404	130,282	62,312	27,226	34,572	1,878	338,270
Special Mention	27,115	7,056	7,551	18,661	10,436	10,430	276	81,525
Substandard	4,894	9,289	1,574	2,072	526	429	180	18,964
Substandard non-accrual	114	761	352	1,962	3,407	24	—	6,620
Total commercial real estate	729,627	747,753	603,588	374,403	299,213	291,250	22,787	3,068,622

Real estate construction
Pass	160,719	141,699	93,701	3,918	899	1,249	11,801	413,986
Watch	6,279	6,115	55	276	1,616	123	—	14,464
Special Mention	—	—	7	—	—	—	—	7
Substandard	—	2,400	—	—	—	—	—	2,400
Substandard non-accrual	—	—	—	—	—	—	—	—
Total real estate construction	166,999	150,214	93,763	4,193	2,516	1,372	11,801	430,857

Retail real estate
Pass	428,556	230,120	107,262	92,875	95,667	313,708	217,984	1,486,172
Watch	2,641	2,666	1,982	1,521	352	270	2,292	11,724
Special Mention	1,979	29	—	—	—	—	—	2,008
Substandard	1,630	321	14	73	166	2,210	84	4,498
Substandard non-accrual	500	145	72	546	1,369	4,582	1,268	8,482
Total retail real estate	435,305	233,281	109,330	95,015	97,553	320,771	221,629	1,512,884

Retail other
Pass	45,614	25,177	30,366	19,737	9,935	2,658	72,885	206,372
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	—	11	7	5	14	—	—	37
Total retail other	45,614	25,188	30,373	19,742	9,949	2,658	72,885	206,409

Total portfolio loans	$1,872,128	$1,432,087	$977,044	$595,136	$500,258	$770,563	$1,003,419	$7,150,635

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial
Pass	$812,536	$158,307	$107,565	$93,190	$61,847	$79,970	$455,340	$1,768,755
Watch	16,544	22,247	14,954	13,724	2,577	10,943	55,959	136,948
Special Mention	6,402	2,671	2,069	7,164	6,763	13,733	33,645	72,447
Substandard	7,772	3,791	2,371	1,939	819	1,233	9,978	27,903
Substandard non-accrual	150	3,045	451	2,168	641	68	2,000	8,523
Total commercial	843,404	190,061	127,410	118,185	72,647	105,947	556,922	2,014,576

Commercial real estate
Pass	717,559	503,977	360,573	384,843	180,555	227,068	18,797	2,393,372
Watch	88,297	110,526	90,412	33,734	32,887	27,023	398	383,277
Special Mention	16,490	8,858	10,490	10,505	7,102	21,808	233	75,486
Substandard	17,445	4,166	1,491	7,812	2,111	1,377	495	34,897
Substandard non-accrual	1,091	776	821	882	286	1,647	—	5,503
Total commercial real estate	840,882	628,303	463,787	437,776	222,941	278,923	19,923	2,892,535

Real estate construction
Pass	179,232	171,663	64,025	1,468	761	1,444	16,088	434,681
Watch	18,485	3,657	337	1,838	164			24,481
Special Mention	67	10	—	—	—	—	—	77
Substandard	2,400	—	—	—	146	—	—	2,546
Substandard non-accrual	—	—	—	—	—	1	—	1
Total real estate construction	200,184	175,330	64,362	3,306	1,071	1,445	16,088	461,786

Retail real estate
Pass	319,302	162,711	135,065	136,427	140,600	257,147	231,364	1,382,616
Watch	2,715	2,053	1,396	349	579	233	2,939	10,264
Special Mention	509	—	—	—	1,962	—	—	2,471
Substandard	899	96	56	26	727	1,631	267	3,702
Substandard non-accrual	687	78	646	1,147	233	4,815	1,193	8,799
Total retail real estate	324,112	164,938	137,163	137,949	144,101	263,826	235,763	1,407,852

Retail other
Pass	8,357	9,430	5,600	2,516	691	440	10,290	37,324
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	14	7	5	15	5	57	1	104
Total retail other	8,371	9,437	5,605	2,531	696	497	10,291	37,428

Total portfolio loans	$2,216,953	$1,168,069	$798,327	$699,747	$441,456	$650,638	$838,987	$6,814,177

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of September 30, 2021
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$1,092	$202	$—	$10,230
Commercial real estate	882	—	—	6,620
Real estate construction	—	—	—	—
Retail real estate	2,068	2,020	491	8,482
Retail other	182	—	—	37
Total past due and non-accrual loans	$4,224	$2,222	$491	$25,369

	As of December 31, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$243	$—	$—	$8,523
Commercial real estate	—	—	—	5,503
Real estate construction	237	235	—	1
Retail real estate	6,248	400	1,305	8,799
Retail other	66	149	66	104
Total past due and non-accrual loans	$6,794	$784	$1,371	$22,930

Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.3 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. Gross interest income recorded on 90+ days past due loans and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms was $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was $0.4 million for the three and nine months ended September 30, 2021, and was insignificant for the three and nine months ended September 30, 2020.

A summary of TDRs is as follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
TDRs
In compliance with modified terms	$2,083	$3,814
30 – 89 days past due	—	15
Non-performing TDRs	1,285	1,249
Total TDRs	$3,368	$5,078

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize TDRs that occurred during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Recorded Investment			Recorded Investment
	Number of	Rate	Payment	Number of	Rate	Payment
	Contracts	Modification (1)	Modification (1)	Contracts	Modification (1)	Modification (1)
Newly designated TDRs
Commercial	—	$—	$—	1	$444	$—

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Recorded Investment			Recorded Investment
	Number of	Rate	Payment	Number of	Rate	Payment
	Contracts	Modification (1)	Modification (1)	Contracts	Modification (1)	Modification (1)
Newly designated TDRs
Commercial	—	$—	$—	3	$324	$—
Commercial real estate	—	—	—	1	651	—
Retail real estate	1	—	167	2	—	353
(1)	TDRs may include multiple concessions; those that include an interest rate concession and payment concession are shown in the rate modification columns.

There were no TDRs that were entered into during the last 12 months that subsequently had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and nine months ended September 30, 2021 or 2020. During the nine months ended September 30, 2021, one retail real estate loan for $0.1 million that had been a performing TDR for longer than 12 months, with a rate modification, became non-performing.

Gross interest income that would have been recorded in the three and nine months ended September 30, 2021 and 2020, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.

Modified loans with payment deferrals that fall under the CARES Act or revised Interagency Statement that suspended requirements under GAAP related to TDR classification are not included in the Company’s TDR totals.

As of September 30, 2021, the Company had $0.2 million of residential real estate in the process of foreclosure. The Company follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans, as well as all COVID-19 related state foreclosure and eviction orders.

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

	As of September 30, 2021
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Loans evaluated on an individual basis
Commercial	$14,233	$2,003	$8,203	$10,206	$4,450	$8,945
Commercial real estate	7,188	6,222	—	6,222	—	6,906
Real estate construction	276	276	—	276	—	338
Retail real estate	4,020	3,637	25	3,662	25	4,630
Retail other	—	—	—	—	—	—
Total loans evaluated individually	$25,717	$12,138	$8,228	$20,366	$4,475	$20,819

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2020
	Unpaid	Amortized
	Contractual	Cost	Amortized	Total		Average
	Principal	with No	Cost	Amortized	Related	Amortized
	Balance	Allowance	with Allowance	Cost	Allowance	Cost
Loans evaluated on an individual basis
Commercial	$16,771	$4,001	$4,371	$8,372	$1,600	$7,920
Commercial real estate	7,406	6,067	—	6,067	—	9,349
Real estate construction	292	292	—	292	—	581
Retail real estate	5,873	5,490	25	5,515	25	7,439
Retail other	—	—	—	—	—	10
Total loans evaluated individually	$30,342	$15,850	$4,396	$20,246	$1,625	$25,299

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. As of September 30, 2021, there were $15.5 million of collateral dependent loans secured by real estate or business assets.

Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. As of September 30, 2021, the Company expects the markets in which it operates to experience continued economic uncertainty around the levels of delinquencies over the next 12 months. Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period. PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

The following tables detail activity in the ACL. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Three Months Ended September 30, 2021
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL beginning balance	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410
Provision for credit losses	657	(25)	(1,503)	(1,155)	157	(1,869)
Charged-off	(764)	(191)	—	(155)	(98)	(1,208)
Recoveries	157	73	25	157	57	469
ACL ending balance	$24,406	$39,831	$6,121	$19,352	$3,092	$92,802

	As of and for the Nine Months Ended September 30, 2021
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL beginning balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Day 1 PCD (1)	3,546	336	—	129	167	4,178
Provision for credit losses	(1,428)	(6,109)	(2,082)	(3,028)	2,282	(10,365)
Charged-off	(2,026)	(812)	(209)	(315)	(349)	(3,711)
Recoveries	448	186	219	574	225	1,652
ACL ending balance	$24,406	$39,831	$6,121	$19,352	$3,092	$92,802
(1)	The Day 1 PCD is attributable to the CAC acquisition.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and for the Three Months Ended September 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL beginning balance	$24,146	$42,680	$7,792	$20,405	$1,023	$96,046
Provision for credit losses	2,593	3,703	(381)	(383)	17	5,549
Charged-off	(2,500)	(569)	(18)	(139)	(171)	(3,397)
Recoveries	124	103	26	301	89	643
ACL ending balance	$24,363	$45,917	$7,419	$20,184	$958	$98,841

	As of and for the Nine Months Ended September 30, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326-30	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326-30	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	10,739	17,090	1,082	6,635	110	35,656
Charged-off	(5,682)	(1,833)	(18)	(1,139)	(575)	(9,247)
Recoveries	300	164	197	901	289	1,851
ACL ending balance	$24,363	$45,917	$7,419	$20,184	$958	$98,841

The following table presents the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of September 30, 2021
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL
Ending balance attributed to:
Loans individually evaluated for impairment	$4,450	$—	$—	$25	$—	$4,475
Loans collectively evaluated for impairment	19,956	39,831	6,121	19,327	3,092	88,327
ACL ending balance	$24,406	$39,831	$6,121	$19,352	$3,092	$92,802

Loans
Loans individually evaluated for impairment	$10,206	$6,222	$276	$3,662	$—	$20,366
Loans collectively evaluated for impairment	1,921,657	3,062,400	430,581	1,509,222	206,409	7,130,269
Loans ending balance	$1,931,863	$3,068,622	$430,857	$1,512,884	$206,409	$7,150,635

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL
Ending balance attributed to:
Loans individually evaluated for impairment	$1,600	$—	$—	$25	$—	$1,625
Loans collectively evaluated for impairment	22,266	46,230	8,193	21,967	767	99,423
ACL ending balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048

Loans
Loans individually evaluated for impairment	$8,372	$6,067	$292	$5,515	$—	$20,246
Loans collectively evaluated for impairment	2,006,204	2,886,468	461,494	1,402,337	37,428	6,793,931
Loans ending balance	$2,014,576	$2,892,535	$461,786	$1,407,852	$37,428	$6,814,177

Note 5: Deposits

The composition of deposits is as follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Deposits
Demand deposits, noninterest-bearing	$3,453,906	$2,552,039
Interest-bearing transaction deposits	2,938,109	2,263,093
Saving deposits and money market deposits	3,398,917	2,743,369
Time deposits	1,026,935	1,119,348
Total deposits	$10,817,867	$8,677,849

Additional information about our deposits is as follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Brokered savings deposits and money market deposits	$2,002	$2,251
Brokered time deposits	264	5,257
Aggregate amount of time deposits with a minimum denomination of $100,000	504,367	568,735
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	156,419	192,563

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021, the scheduled maturities of time deposits are as follows (dollars in thousands):

As of
September 30,
2021
Time deposits by schedule of maturities
October 1, 2021 – September 30, 2022	$719,932
October 1, 2022 – September 30, 2023	188,639
October 1, 2023 – September 30, 2024	85,339
October 1, 2024 – September 30, 2025	20,008
October 1, 2025 – September 30, 2026	12,280
Thereafter	737
Total time deposits	$1,026,935

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

	As of
	September 30,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$241,242	$175,614
Weighted average rate for securities sold under agreements to repurchase	0.08%	0.13%

On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Company has access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026. The loans have an annual interest rate of 1.75% plus the one-month LIBOR rate. Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC and for general corporate purposes. The revolving credit facility incurs a non-usage fee based on any undrawn amounts. As of September 30, 2021, there was no balance outstanding on the revolving credit facility and a total of $57.0 million outstanding on the term loan.

Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$5,673	$4,658
Term Loan, current portion due within 12 months	12,000	—
Total short-term debt	$17,673	$4,658

Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased as of September 30, 2021 or December 31, 2020.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term debt is summarized as follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$4,233	$4,757
Term Loan	45,000	—
Total long-term debt	$49,233	$4,757

As of September 30, 2021, and December 31, 2020, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing May 2023, with an interest rate of 3.04%.

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

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Unamortized debt issuance costs
Senior notes issued in 2017	$90	$191
Subordinated notes issued in 2017	575	651
Subordinated notes issued in 2020	1,788	2,123
Total unamortized debt issuance costs	$2,453	$2,965

Note 7: Regulatory Capital

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of September 30, 2021, and December 31, 2020, all capital ratios of the Company and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2021, that would change this designation.

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

The following tables summarize regulatory capital requirements applicable to the holding company its subsidiary bank (dollars in thousands):

	As of September 30, 2021
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$1,313,989	15.91%	$660,850	8.00%	$826,062	10.00%
Busey Bank	$1,306,293	15.87%	$658,612	8.00%	$823,265	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$1,060,756	12.84%	$495,637	6.00%	$660,850	8.00%
Busey Bank	$1,238,060	15.04%	$493,959	6.00%	$658,612	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$986,756	11.95%	$371,728	4.50%	$536,940	6.50%
Busey Bank	$1,238,060	15.04%	$370,469	4.50%	$535,123	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$1,060,756	8.60%	$493,201	4.00%	N/A	N/A
Busey Bank	$1,238,060	10.06%	$492,170	4.00%	$615,212	5.00%

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

Note 8: Employee Benefit Plans

The First Busey Corporation 2021 Employee Stock Purchase Plan was approved at the Company’s 2021 Annual Meeting of Stockholders and details can be found within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. The first offering under this plan began on July 1, 2021. There were 585,342 shares available for issuance under the 2021 Employee Stock Purchase Plan as of September 30, 2021.

For additional information related to the Company’s employee benefit plans, see the Company’s 2020 Annual Report.

Note 9: Stock-Based Compensation

Under the terms of the 2020 Equity Plan, the Company has granted RSU, DSU, and PSU awards. The Company grants RSUs to members of management periodically throughout the year. Each RSU is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years, subject to accelerated vesting upon eligible retirement from the Company. Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.

The Company grants DSUs, which are restricted stock units with a deferred settlement date, to its directors and advisory directors. Each DSU is equivalent to one share of the Company’s common stock. DSUs vest over a one-year period following the grant date. These units generally are subject to the same terms as RSUs under the 2020 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

change in control of the Company. After vesting and prior to delivery, these units will continue to earn dividend equivalents.

The Company also grants PSU awards to members of management periodically throughout the year. Each PSU is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of the market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

The Company has outstanding stock options assumed from acquisitions.

Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

Stock Options

A summary of the status of, and changes in, the Company's stock option awards for the nine months ended September 30, 2021 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at beginning of period	39,085	$23.53	5.88
Expired	(7,479)	23.53
Outstanding at end of period	31,606	$23.53	5.13

Exercisable at end of period	31,606	$23.53	5.13

The Company did not record any stock option compensation expense for the three or nine months ended September 30, 2021, or 2020. As of September 30, 2021, the Company did not have any unrecognized stock option expense.

Restricted Stock Unit, Performance-Based Restricted Stock Unit, and Deferred Stock Unit Awards

A summary of changes in the Company’s RSU, PSU, and DSU awards for the nine months ended September 30, 2021, is as follows:

	RSU Awards		PSU Awards		DSU Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares (1)	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,017,038	$23.87	15,724	$16.25	34,263	$17.18
Granted	260,231	24.26	99,159	23.91	35,664	24.59
Dividend equivalents earned	33,388	23.07	—	—	3,716	23.15
Vested	(128,824)	22.88	—	—	(39,813)	18.08
Forfeited	(29,883)	24.88	(968)	23.48	—	—
Nonvested at end of period	1,151,950	$24.02	113,915	$22.86	33,830	$24.59

Vested and outstanding at end of period					96,427	$21.99
(1)	Shares for PSU awards represent target shares at grant date.

On March 24, 2021, under the terms of the 2020 Equity Plan, the Company granted 212,426 RSUs to members of management, including the Vice-Chairman of the Board. The grant date fair value of the award totaled $5.2 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years. The

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested. Further, the Company granted 33,288 DSUs to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

During the first quarter of 2021, the Company also granted a target of 70,815 market-based PSUs with a maximum award of 113,304 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining the market-based total shareholder return performance goal. The grant date fair value of the award was $1.7 million and will be recognized in compensation expense over the performance period ending December 31, 2023.

Further, during the first quarter of 2021, the Company granted a target of 28,344 PSUs with a maximum award of 39,682 units. The actual number of units issued at the vesting date could range from 0% to 140% of the initial grant, depending on attaining a performance goal based upon the compounded annual revenue growth rate of the Remittance Processing segment. The grant date fair value of the award is $0.7 million and will be recognized in compensation expense over the performance period ending August 31, 2023, subject to achievement of the performance goal.

On May 19, 2021, under the terms of the 2020 Equity Plan, the Company granted 2,376 DSUs to directors. The grant date fair value of the award totaled $0.1 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

On September 22, 2021, under the terms of the 2020 Equity Plan, the Company granted 47,805 RSUs to members of management. The grant date fair value of the award totaled $1.1 million and will be recognized as compensation expense over the requisite service period ranging from three year to five years. Subsequent to the requisite service period, the awards will become 100% vested.

Stock-based compensation expense related to nonvested RSU, PSU, and DSU awards is presented in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation
RSU awards	$1,316	$2,029	$4,362	$3,952
PSU awards	290	41	619	41
DSU awards	231	135	741	420
Total stock-based compensation	$1,837	$2,205	$5,722	$4,413

Unamortized stock-based compensation expense related to nonvested RSU, PSU, and DSU awards is presented in the table below (dollars in thousands):

	As of
	September 30,		December 31,
	2021		2020
Unamortized stock-based compensation
RSU awards	$11,650		$10,411
PSU awards	1,554		179
DSU awards	430		294
Total unamortized stock-based compensation	$13,634		$10,884

Weighted average period over which expense is to be recognized	3.0	yrs	3.0	yrs

There were 1,038,975 shares remaining available for issuance pursuant to the 2020 Equity Incentive Plan as of September 30, 2021.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,836,815	$1,754,370
Standby letters of credit	38,329	38,937
Total commitments	$1,875,144	$1,793,307

Note 11: Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors, and interest rate swaps with customers and other third parties. See “Note 12: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

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

Interest rate swaps with notional amounts totaling $50.0 million as of September 30, 2021, and $70.0 million as of December 31, 2020, were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period. A $20.0 million swap matured on September 17, 2021, and the Company has one remaining swap. The gross aggregate fair value of the swaps of $1.7 million as of September 30, 2021, and $3.1 million as of December 31, 2020, is recorded in other liabilities in the unaudited Consolidated Balance Sheets, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects its hedge to remain highly effective during the remaining term of the swap.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	As of
	September 30,		December 31,
	2021		2020
Notional amount	$50,000		$70,000
Weighted average fixed pay rates	1.79%		1.80%
Weighted average variable 3-month LIBOR receive rates	0.12%		0.22%
Weighted average maturity, in years	2.96	yrs	2.85	yrs
Unrealized gains (losses), net of tax	$(1,237)		$(2,184)

Interest expense recorded on these swap transactions was $0.3 million and $0.9 million during the three and nine months ended September 30, 2021, respectively, and was $0.3 million and $0.5 million during the three and nine months ended September 30, 2020, respectively. The Company expects $0.2 million of the unrealized loss to be reclassified from OCI to interest expense during the next three months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2021.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the unaudited Consolidated Statements of Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate contracts
Gain (loss) recognized in OCI, net of tax	$(5)	$14	$336	$(2,233)
(Gain) loss reclassified from OCI to interest expense, net of tax	206	192	611	42
Net change in unrealized gains (losses) on cash flow hedges	$201	$206	$947	$(2,191)

The Company pledged $1.8 million in cash to secure its obligation under these contracts as of September 30, 2021, compared to $3.2 million pledged as of December 31, 2020.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of September 30, 2021		As of December 31, 2020
		Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$31,480	$538	$45,004	$1,201
Forward sales commitments	Other assets	117	1	978	32
Mortgage banking derivatives recorded in other assets		$31,597	$539	$45,982	$1,233

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$117	$1	$118	$1
Forward sales commitments	Other liabilities	49,418	1,439	84,964	2,662
Mortgage banking derivatives recorded in other liabilities		$49,535	$1,440	$85,082	$2,663

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$537	$1,405	$1,502	$8,467
Forward sales commitments	Mortgage revenue	(1,438)	(3,874)	(3,616)	(15,699)
Net gains (losses)		$(901)	$(2,469)	$(2,114)	$(7,232)

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

Interest Rate Swaps Not Designated as Hedges

The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $424.6 million and $395.0 million as of September 30, 2021, and December 31, 2020, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of September 30, 2021
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$332,856	$19,420	$91,711	$1,910
Interest rate swaps – pay fixed, receive floating	91,711	1,910	332,856	19,420
Total derivatives not designated as hedging instruments	$424,567	$21,330	$424,567	$21,330

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2020
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$394,954	$32,685	$—	$—
Interest rate swaps – pay fixed, receive floating	—	—	394,954	32,685
Total derivatives not designated as hedging instruments	$394,954	$32,685	$394,954	$32,685

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$(2,024)	$(549)	$(11,355)	$25,790
Pay fixed, receive floating	Noninterest expense	2,024	549	11,355	(25,790)
Net change in fair value of interest rate swaps		$—	$—	$—	$—

The Company pledged $26.3 million in cash to secure its obligation under these contracts as of September 30, 2021, compared to $36.0 million pledged as of December 31, 2020.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$185,453	$—	$185,453
Obligations of U.S. government corporations and agencies	—	38,997	—	38,997
Obligations of states and political subdivisions	—	296,012	—	296,012
Commercial mortgage-backed securities	—	603,297	—	603,297
Residential mortgage-backed securities	—	2,102,608	—	2,102,608
Asset-backed securities	—	468,807	—	468,807
Corporate debt securities	—	302,070	—	302,070
Equity securities	—	13,012	—	13,012
Loans held for sale	—	20,225	—	20,225
Derivative assets	—	21,869	—	21,869
Derivative liabilities	—	24,501	—	24,501

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$27,837	$—	$27,837
Obligations of U.S. government corporations and agencies	—	69,519	—	69,519
Obligations of states and political subdivisions	—	304,711	—	304,711
Commercial mortgage-backed securities	—	418,616	—	418,616
Residential mortgage-backed securities	—	1,368,315	—	1,368,315
Corporate debt securities	—	72,189	—	72,189
Equity securities	—	5,530	—	5,530
Loans held for sale	—	42,813	—	42,813
Derivative assets	—	33,918	—	33,918
Derivative liabilities	—	38,403	—	38,403

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

The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually	$—	$—	$3,753	$3,753
OREO	—	—	51	51
Bank property held for sale	—	—	6,150	6,150

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually	$—	$—	$2,771	$2,771
OREO	—	—	106	106
Bank property held for sale	—	—	10,676	10,676

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
September 30, 2021:	Estimate	Techniques	Input	(Weighted Average)
Loans evaluated individually	$3,753	Appraisal of collateral	Appraisal adjustments	-18.0%	to	-100.0%	(-54.4)%
OREO	51	Appraisal of collateral	Appraisal adjustments	-33.0%	to	-100.0%	(-67.9)%
Bank property held for sale	6,150	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-41.2)%

December 31, 2020:
Loans evaluated individually	$2,771	Appraisal of collateral	Appraisal adjustments	-30.0%	to	-100.0%	(-37.0)%
OREO	106	Appraisal of collateral	Appraisal adjustments	-25.0%	to	-100.0%	(-54.5)%
Bank property held for sale	10,676	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-42.8)%

Estimated fair values of financial instruments that are reported at amortized cost in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$883,845	$883,845	$688,537	$688,537
Level 2 inputs:
Accrued interest receivable	33,545	33,545	33,240	33,240
Level 3 inputs:
Portfolio loans, net	7,057,833	7,108,483	6,713,129	6,755,425
Mortgage servicing rights	9,247	11,011	10,912	11,107
Other servicing rights	1,680	2,127	1,434	1,966

Financial liabilities
Level 2 inputs:
Time deposits	$1,026,935	$1,029,879	$1,119,348	$1,132,107
Securities sold under agreements to repurchase	241,242	241,242	175,614	175,614
Short-term borrowings	17,673	17,671	4,658	4,661
Long-term debt	49,233	49,323	4,757	5,014
Junior subordinated debt owed to unconsolidated trusts	71,593	62,840	71,468	59,943
Accrued interest payable	5,435	5,435	3,401	3,401
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,910	40,700	39,809	40,104
Subordinated notes, net of unamortized issuance costs	182,637	196,350	182,226	187,697

Note 13: Earnings Per Common Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered. Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised and RSUs were vested.

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$25,941	$30,829	$93,523	$71,999
Shares:
Weighted average common shares outstanding	56,227,816	54,585,998	55,256,348	54,579,088
Dilutive effect of outstanding options, warrants, and restricted stock units as determined by the application of the treasury stock method	597,148	151,922	613,969	217,266
Dilutive effect of ESPP shares	7,554	—	2,518	—
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	56,832,518	54,737,920	55,872,835	54,796,354

Basic earnings per common share	$0.46	$0.56	$1.69	$1.32

Diluted earnings per common share	$0.46	$0.56	$1.67	$1.31

Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive common stock equivalents
Options	—	39,085	—	39,085
RSU and DSU awards	47,805	261,091	97,067	261,091
PSU awards	85,571	—	95,511	—
Total anti-dilutive common stock equivalents	133,376	300,176	192,578	300,176

Note 14: Accumulated Other Comprehensive Income (Loss)

The following tables represent changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods below (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$17,013	$(4,850)	$12,163	$55,436	$(15,802)	$39,634
Unrealized holding gains (losses) on debt securities available for sale, net	(17,198)	4,902	(12,296)	(2,392)	682	(1,710)
Amounts reclassified from accumulated other comprehensive income, net	5	(1)	4	(11)	3	(8)
Balance at end of period	$(180)	$51	$(129)	$53,033	$(15,117)	$37,916

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(2,012)	$574	$(1,438)	$(3,633)	$1,036	$(2,597)
Unrealized holding gains (losses) on cash flow hedges, net	(7)	2	(5)	20	(6)	14
Amounts reclassified from accumulated other comprehensive income, net	288	(82)	206	268	(76)	192
Balance at end of period	$(1,731)	$494	$(1,237)	$(3,345)	$954	$(2,391)

Total accumulated other comprehensive income (loss)	$(1,911)	$545	$(1,366)	$49,688	$(14,163)	$35,525

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2021			2020
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$49,644	$(14,151)	$35,493	$21,192	$(6,032)	$15,160
Unrealized holding gains (losses) on debt securities available for sale, net	(49,801)	14,195	(35,606)	33,551	(9,577)	23,974
Amounts reclassified from accumulated other comprehensive income, net	(23)	7	(16)	(1,710)	492	(1,218)
Balance at end of period	$(180)	$51	$(129)	$53,033	$(15,117)	$37,916

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(3,055)	$871	$(2,184)	$(280)	$80	$(200)
Unrealized holding gains (losses) on cash flow hedges, net	470	(134)	336	(3,123)	890	(2,233)
Amounts reclassified from accumulated other comprehensive income, net	854	(243)	611	58	(16)	42
Balance at end of period	$(1,731)	$494	$(1,237)	$(3,345)	$954	$(2,391)

Total accumulated other comprehensive income (loss)	$(1,911)	$545	$(1,366)	$49,688	$(14,163)	$35,525

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for the Company’s operating segments. The “other” category included in the tables below consists of the Parent Company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Operating segment
Banking	$294,666	$288,436	$12,788,398	$10,462,673
Remittance Processing	8,992	8,992	47,528	46,553
Wealth Management	14,108	14,108	60,496	46,504
Other	—	—	2,908	(11,683)
Consolidated total	$317,766	$311,536	$12,899,330	$10,544,047

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Banking	$74,672	$73,330	$211,377	$218,221
Remittance Processing	19	21	60	59
Wealth Management	—	—	—	—
Other	(3,936)	(3,598)	(11,247)	(8,281)
Total net interest income	$70,755	$69,753	$200,190	$209,999

Noninterest income
Banking	$14,976	$18,523	$42,798	$45,717
Remittance Processing	5,030	4,287	14,700	12,318
Wealth Management	13,746	10,662	39,333	32,681
Other	(493)	(1,187)	884	(2,950)
Total noninterest income	$33,259	$32,285	$97,715	$87,766

Noninterest expense
Banking	$59,520	$44,863	$150,032	$135,037
Remittance Processing	4,519	3,523	13,086	9,669
Wealth Management	7,679	6,497	20,961	19,725
Other	1,769	1,659	6,532	5,693
Total noninterest expense	$73,487	$56,542	$190,611	$170,124

Income before income taxes
Banking	$31,996	$41,441	$114,507	$93,245
Remittance Processing	530	785	1,674	2,708
Wealth Management	6,068	4,165	18,373	12,956
Other	(6,198)	(6,444)	(16,895)	(16,924)
Total income before income taxes	$32,396	$39,947	$117,659	$91,985

Net income
Banking	$25,123	$31,744	$89,889	$72,653
Remittance Processing	384	578	1,214	1,966
Wealth Management	4,719	3,166	14,285	9,847
Other	(4,285)	(4,659)	(11,865)	(12,467)
Total net income	$25,941	$30,829	$93,523	$71,999

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16: Leases

The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances the Company reported in its unaudited Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Lease balances
Right of use assets	$11,068	$7,714
Lease liabilities	11,120	7,757

Supplemental information
Year through which lease terms extend	2031	2032
Weighted average remaining lease term (in years)	6.60	5.93
Weighted average discount rate	2.15%	2.82%

The following tables represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease costs
Operating lease costs	$656	$622	$1,828	$1,877
Variable lease costs	94	99	394	401
Short-term lease costs	9	15	43	45
Total lease cost	$759	$736	$2,265	$2,323

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$620	$616	$1,756	$1,839
Operating lease cash flows – Liability reduction	569	546	1,610	1,610
Right of use assets obtained during the period in exchange for operating lease liabilities (1)	3,408	—	5,018	128
(1)	The nine months ended September 30, 2021, includes $371 related to a lease obtained in the acquisition of CAC.

As of September 30, 2021, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2020, respectively.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Rent commitments were as follows (dollars in thousands):

As of
September 30,
2021
Rent commitments
Remainder of 2021	$621
2022	2,288
2023	2,071
2024	1,645
2025	1,416
Thereafter	3,921
Amounts representing interest	(842)
Present value of net future minimum lease payments	$11,120

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Busey is a $12.9 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Our three operating segments provide a full range of banking, remittance processing, and wealth management services through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.

The following discussion and analysis are intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine months ended September 30, 2021, and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in this Quarterly Report, as well as the Company’s 2020 Annual Report.

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

Our commercial and consumer banking products and services are delivered in Illinois, Missouri, Florida, and Indiana. Each state has taken different steps to reopen after COVID-19 thrust the country into lockdown starting in March 2020, and these efforts are subject to changes and delays based on case monitoring in each state.

Federal, state, and local governments, and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic. See the Company’s 2020 Annual Report for information on policy and regulatory actions taken during 2020. Regulatory actions taken during 2021 include the following:

●	On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion relief package providing a third round of Economic Impact Payments to millions of eligible Americans, expanding unemployment benefits and tax credits, providing additional assistance to small businesses, and creating a $10 billion homeowner assistance fund. This fund can be used toward delinquent mortgage payments and is intended to minimize foreclosures in the coming months. An additional $7.25 billion in PPP funding was provided, and eligibility criteria was expanded to include some non-profit organizations.

●	On March 30, 2021, President Biden signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021, or until funding was exhausted. PPP funding for loans originated by lenders other than community financial institutions was exhausted as of May 6, 2021. All PPP funding was exhausted as of May 28, 2021.

We have taken, and continue to take, numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey offered a Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they faced as a result of COVID-19. This program offered solutions for all types of customers—including retail, personal loan, and mortgage—as well as commercial clients and small businesses. The program included options for loan payment deferrals as well as certain fee waivers. As of September 30, 2021, the Company had 27 commercial loans remaining on interest-only payment deferrals representing $116.6 million in loans. In addition, as of September 30, 2021, the Company had three retail loans on payment deferrals representing $0.4 million.

First Busey has served as a bridge for the PPP, actively helping 7,348 existing and new business clients sign up for this important financial resource. The Company originated and acquired a total of $1.1 billion in PPP loans, of which $178.2 million remains outstanding as of September 30, 2021. Additional information about the Company’s PPP loans is included in the COVID-19 section of “Note 1. Significant Accounting Policies” in this Quarterly Report.

Operating Results

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
		2021	2021	2020	2021	2020
Reported:	Net income	$25,941	$29,766	$30,829	$93,523	$71,999
Adjusted:	Net income (1)	$32,845	$31,921	$32,803	$102,831	$74,473

Reported:	Diluted earnings per common share	$0.46	$0.53	$0.56	$1.67	$1.31
Adjusted:	Diluted earnings per common share (1)	$0.58	$0.57	$0.60	$1.84	$1.36

Reported:	Return on average assets (2)	0.81%	1.05%	1.15%	1.08%	0.94%
Adjusted:	Return on average assets (1), (2)	1.03%	1.12%	1.22%	1.19%	0.97%

Reported:	Return on average tangible common equity (1), (2)	10.60%	12.26%	13.92%	13.12%	11.14%
Adjusted:	Return on average tangible common equity (1), (2)	13.43%	13.14%	14.81%	14.43%	11.52%

Reported:	Pre-provision net revenue (1)	$30,470	$34,030	$45,922	$104,698	$127,165
Adjusted:	Pre-provision net revenue (1)	$39,409	$37,486	$48,701	$119,648	$133,360

Reported:	Pre-provision net revenue to average assets (1), (2)	0.95%	1.20%	1.71%	1.21%	1.66%
Adjusted:	Pre-provision net revenue to average assets (1), (2)	1.23%	1.32%	1.81%	1.38%	1.74%
(1)	A non-GAAP financial measure. See “Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Annualized measure.

On May 31, 2021, the Company completed its acquisition of CAC, the holding company for GSB. GSB was operated as a separate banking subsidiary from June 1, 2021, until August 14, 2021, when it was merged with and into Busey Bank. At that time GSB’s banking centers became banking centers of Busey Bank. When we completed the GSB acquisition, we reset the baseline for the future financial performance of First Busey in a multitude of positive ways. With GSB now merged and integrated, we expect to see the full contribution of synergies of GSB reflected in the Company’s financial performance in the quarters ahead.

The Company views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pre-tax adjustments for the three and nine months ended September 30, 2021, included $8.7 million and $11.7 million of expenses related to acquisitions and other restructuring, respectively. A reconciliation of non-GAAP measures—including adjusted pre-provision net revenue, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity—which the Company believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Non-GAAP Financial Information.”

Banking Center Markets

As of September 30, 2021, we served the Illinois banking market with 60 Busey Bank banking centers. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business. However, the financial condition of the state of Illinois, in which the largest portion of the Company’s customer base resides, is characterized by low credit ratings and budget deficits.

As of September 30, 2021, Busey Bank had 10 banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Fourteen of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

As of September 30, 2021, Busey Bank had four banking centers in southwest Florida, an area which has experienced above average population growth, job growth, and an expanded housing market over the last several years.

As of September 30, 2021, Busey Bank had one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

On July 27, 2021, the Company announced its Personal Banking Transformation Plan to close and consolidate 15 Busey Bank banking centers, with the closures expected to occur in the fourth quarter of 2021. In addition, as part of the acquisition integration plan, during the fourth quarter of 2021 the Company plans to close and consolidate two banking centers that were formerly GSB banking centers. Following the completion of these banking center closures and consolidations, the Company expects to have a total of 58 banking centers in operation across its markets.

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

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21.0%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

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

	Three Months Ended September 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (5)	Balance	Expense	Rate (5)
Assets
Interest-bearing bank deposits and federal funds sold	$860,200	$462	0.21%	$715,899	$213	0.12%
Investment securities:
U.S. Government obligations	251,553	416	0.66%	112,867	593	2.09%
Obligations of states and political subdivisions (1)	299,024	1,900	2.52%	301,796	2,122	2.80%
Other securities	3,171,163	10,167	1.27%	1,409,664	7,195	2.03%
Loans held for sale	15,589	99	2.52%	104,965	662	2.51%
Portfolio loans (1), (2)	7,133,108	65,418	3.64%	7,160,757	69,481	3.86%
Total interest-earning assets (1), (3)	$11,730,637	$78,462	2.65%	$9,805,948	$80,266	3.26%

Cash and due from banks	149,550			120,198
Premises and equipment	144,334			145,948
ACL	(96,682)			(97,127)
Other assets	769,956			706,028
Total assets	$12,697,795			$10,680,995

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,809,669	$522	0.07%	$2,312,804	$774	0.13%
Savings and money market deposits	3,369,482	811	0.10%	2,557,732	869	0.14%
Time deposits	1,074,091	1,726	0.64%	1,298,841	4,462	1.37%
Federal funds purchased and repurchase agreements	221,813	60	0.11%	190,046	88	0.18%
Borrowings (4)	296,185	3,262	4.37%	263,736	2,943	4.44%
Junior subordinated debt issued to unconsolidated trusts	71,565	728	4.04%	71,402	740	4.12%
Total interest-bearing liabilities	$7,842,805	$7,109	0.36%	$6,694,561	$9,876	0.59%

Net interest spread (1)			2.29%			2.67%

Noninterest-bearing deposits	3,365,823			2,592,130
Other liabilities	137,751			145,856
Stockholders’ equity	1,351,416			1,248,448
Total liabilities and stockholders’ equity	$12,697,795			$10,680,995

Interest income / earning assets (1), (3)	$11,730,637	$78,462	2.65%	$9,805,948	$80,266	3.26%
Interest expense / earning assets	$11,730,637	$7,109	0.24%	$9,805,948	$9,876	0.40%
Net interest margin (1)		$71,353	2.41%		$70,390	2.86%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21.0%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.6 million for the three months ended September 30, 2021, and 2020.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

	Nine Months Ended September 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (5)	Balance	Expense	Rate (5)
Assets
Interest-bearing bank deposits and federal funds sold	$597,960	$857	0.19%	$506,235	$1,596	0.42%
Investment securities:
U.S. Government obligations	166,300	1,375	1.11%	144,807	2,359	2.18%
Obligations of states and political subdivisions (1)	297,094	5,772	2.60%	286,097	6,228	2.91%
Other securities	2,645,746	25,513	1.29%	1,329,557	22,597	2.27%
Loans held for sale	23,060	401	2.32%	91,964	1,880	2.73%
Portfolio loans (1), (2)	6,921,226	189,743	3.67%	7,012,497	212,721	4.05%
Total interest-earning assets (1), (3)	$10,651,386	$223,661	2.81%	$9,371,157	$247,381	3.53%

Cash and due from banks	134,998			119,987
Premises and equipment	138,257			148,697
ACL	(98,522)			(84,213)
Other assets	745,151			693,950
Total assets	$11,571,270			$10,249,578

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,534,979	$1,529	0.08%	$2,131,608	$4,165	0.26%
Savings and money market deposits	2,981,559	2,151	0.10%	2,558,053	5,265	0.27%
Time deposits	1,060,993	6,406	0.81%	1,418,944	16,623	1.56%
Federal funds purchased and repurchase agreements	203,777	177	0.12%	185,528	596	0.43%
Borrowings (4)	262,024	9,245	4.72%	213,101	6,427	4.03%
Junior subordinated debt issued to unconsolidated trusts	71,524	2,185	4.08%	71,353	2,220	4.16%
Total interest-bearing liabilities	$7,114,856	$21,693	0.41%	$6,578,587	$35,296	0.72%

Net interest spread (1)			2.40%			2.81%

Noninterest-bearing deposits	3,010,999			2,303,538
Other liabilities	121,844			134,105
Stockholders’ equity	1,323,571			1,233,348
Total liabilities and stockholders’ equity	$11,571,270			$10,249,578

Interest income / earning assets (1), (3)	$10,651,386	$223,661	2.81%	$9,371,157	$247,381	3.53%
Interest expense / earning assets	$10,651,386	$21,693	0.27%	$9,371,157	$35,296	0.51%
Net interest margin (1)		$201,968	2.54%		$212,085	3.02%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21.0%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $1.8 million and $2.1 million for the nine months ended September 30, 2021 and 2020.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

Earning Assets, Sources of Funds, and Net Interest Margin

Changes in average earning assets are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Average interest-earning assets	$11,730,637	$9,805,948	$1,924,689	19.6%
Average interest-bearing liabilities	7,842,805	6,694,561	1,148,244	17.2%
Average noninterest-bearing deposits	3,365,823	2,592,130	773,693	29.8%

Total average deposits	10,619,065	8,761,507	1,857,558	21.2%
Total average liabilities	11,346,379	9,432,547	1,913,832	20.3%

Average noninterest-bearing deposits as a percent of total average deposits	31.7%	29.6%
Total average deposits as a percent of total average liabilities	93.6%	92.9%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Average interest-earning assets	$10,651,386	$9,371,157	$1,280,229	13.7%
Average interest-bearing liabilities	7,114,856	6,578,587	536,269	8.2%
Average noninterest-bearing deposits	3,010,999	2,303,538	707,461	30.7%

Total average deposits	9,588,530	8,412,143	1,176,387	14.0%
Total average liabilities	10,247,699	9,016,230	1,231,469	13.7%

Average noninterest-bearing deposits as a percent of total average deposits	31.4%	27.4%
Total average deposits as a percent of total average liabilities	93.6%	93.3%

Changes in sources of funds and net interest margin are summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$78,462	$80,266	$(1,804)	(2.2)%
Interest expense	7,109	9,876	(2,767)	(28.0)%
Net interest income, on a tax equivalent basis (1)	$71,353	$70,390	$963	1.4%

Net interest margin (1), (2)	2.41%	2.86%
(1)	Assuming a federal income tax rate of 21.0%.
(2)	Annualized, net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$223,661	$247,381	$(23,720)	(9.6)%
Interest expense	21,693	35,296	(13,603)	(38.5)%
Net interest income, on a tax equivalent basis (1)	$201,968	$212,085	$(10,117)	(4.8)%

Net interest margin (1), (2)	2.54%	3.02%
(1)	Assuming a federal income tax rate of 21.0%.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

The Consolidated Average Balance Sheets and interest rates were impacted in 2021 and 2020 by numerous factors surrounding COVID-19. The Federal Open Market Committee rate cuts during the first quarter of 2020 have contributed to the decline in net interest margin, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities. Net interest margin has also been negatively impacted by existing loan amortization and paydowns at higher rates than new loan production, significant growth in the Company’s liquidity position, and the issuance of debt. Those impacts were partially offset by the Company’s efforts to lower deposit funding costs as well as the fees recognized on PPP loans.

The Company remains substantially core deposit funded, with robust liquidity and significant market share in the communities we serve. As of September 30, 2021, the Company’s loan to deposit ratio was 66.1% and core deposits represented 98.5% of total deposits outstanding (excluding time deposits with balances greater than $250,000).

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.29% and 2.40% for the three and nine months ended September 30, 2021, respectively, compared to 2.67% and 2.81% for the three and nine months ended September 30, 2020, respectively, each on a tax equivalent basis.

The net interest margin discussion above is based upon the results and average balances for the three and nine months ended September 30, 2021 and 2020. Annualized net interest margins for the quarterly periods indicated were as follows:

	2021	2020
First Quarter	2.72%	3.20%
Second Quarter	2.50%	3.03%
Third Quarter	2.41%	2.86%
Fourth Quarter		3.06%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting, effective funding cost control, meaningful noninterest income contribution, and operational efficiencies. Please refer to the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report for a description of accounting policies underlying the recognition of interest income and expense.

Noninterest Income

Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Noninterest income
Wealth management fees	$13,749	$10,548	$3,201	30.3%
Fees for customer services	9,288	8,014	1,274	15.9%
Remittance processing	4,355	3,995	360	9.0%
Mortgage revenue	1,740	5,793	(4,053)	(70.0)%
Income on bank owned life insurance	999	1,022	(23)	(2.3)%
Net gains (losses) on sales of securities	(5)	11	(16)	(145.5)%
Unrealized gains (losses) recognized on equity securities	62	(437)	499	114.2%
Other income	3,071	3,339	(268)	(8.0)%
Total noninterest income	$33,259	$32,285	$974	3.0%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Noninterest income
Wealth management fees	$39,335	$32,296	$7,039	21.8%
Fees for customer services	25,936	23,400	2,536	10.8%
Remittance processing	13,122	11,466	1,656	14.4%
Mortgage revenue	6,153	9,879	(3,726)	(37.7)%
Income on bank owned life insurance	3,439	4,361	(922)	(21.1)%
Net gains (losses) on sales of securities	114	1,710	(1,596)	(93.3)%
Unrealized gains (losses) recognized on equity securities	2,482	(1,234)	3,716	301.1%
Other income	7,134	5,888	1,246	21.2%
Total noninterest income	$97,715	$87,766	$9,949	11.3%

Total noninterest income was $33.3 million for the three months ended September 30, 2021, a 3.0% increase from the comparable period in 2020, and was $97.7 million for the nine months ended September 30, 2021, an 11.3% increase from the comparable period in 2020. Revenues from wealth management fees and remittance processing activities represented 54.4% and 53.7% of the Company’s noninterest income for the three and nine months ended September 30, 2021, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $18.1 million for the three months ended September 30, 2021, a 24.5% increase from the comparable period in 2020, and was $52.5 million for the nine months ended September 30, 2021, a 19.9% increase from the comparable period in 2020.

Wealth management fees were $13.7 million for the three months ended September 30, 2021, a 30.3% increase from the comparable period in 2020, and were $39.3 million for the nine months ended September 30, 2021, a 21.8% increase from the comparable period for 2020. First Busey’s Wealth Management division ended the third quarter of 2021 with $12.4 billion in assets under care, compared to $10.2 billion as of December 31, 2020, a 20.9% increase. The increase in assets under care includes $1.2 billion related to assets obtained in the acquisition of CAC.

Fees for customer services were $9.3 million for the three months ended September 30, 2021, a 15.9% increase from the comparable period in 2020, and were $25.9 million for the nine months ended September 30, 2021, a 10.8% increase from the comparable period in 2020. Fees for customer services have been impacted since March 2020 due to changing customer behaviors resulting from COVID-19 and related government stimulus programs, and continue to rebound with improving economic conditions and customer activity levels.

Remittance processing revenue relates to our payment processing company, FirsTech. Remittance processing revenue was $4.4 million for the three months ended September 30, 2021, a 9.0% increase from the comparable period in 2020, and was $13.1 million for the nine months ended September 30, 2021, a 14.4% increase from the comparable period in 2020. Fluctuations in remittance processing revenue were primarily the result of increased payment and volume activity as well as growth in customers served by FirsTech. In addition to reported remittance processing revenue, FirsTech generated additional revenue of $0.3 million in the three months and $0.7 million in the nine months ended September 30, 2021, related to professional programming services, excluding intercompany eliminations and consolidation. These revenues are reported separately within the “Other income” component of our noninterest income. FirsTech operations add important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally. The Company is currently making strategic investments in FirsTech to enhance future growth including upgrades to the product and engineering teams to build an application programming interface cloud-based platform and expansion of the sales organization to drive increased market reach.

Mortgage revenue was $1.7 million for the three months ended September 30, 2021, a 70.0% decrease from the comparable period in 2020, primarily as a result of declines in sold-loan mortgage volume. Mortgage revenue was $6.2 million for the nine months ended September 30, 2021, a 37.7% decrease from the comparable period in 2020. General economic conditions and interest rate volatility may impact fees in future quarters.

Income on bank owned life insurance was $1.0 million for the three months ended September 30, 2021, a 2.3% decrease from the comparable period in 2020, and was $3.4 million for the nine months ended September 30, 2021, a 21.1% decrease from the comparable period in 2020. Decreases primarily resulted from a $0.8 million decline in earnings on death proceeds for the nine months ended September 30, 2021.

Other income was $3.1 million for the three months ended September 30, 2021, an 8.0% decrease from the comparable period in 2020, and was $7.1 million for the nine months ended September 30, 2021, a 21.2% increase from the comparable period in 2020.  Other income variances are primarily driven by fluctuations in income generated from swap origination fees, commercial loan sales gains, and gains and losses on fixed asset disposal.

Noninterest Expense

Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$41,949	$32,839	$9,110	27.7%
Data processing	7,782	3,937	3,845	97.7%
Net occupancy expense of premises	4,797	4,256	541	12.7%
Furniture and equipment expenses	2,208	2,325	(117)	(5.0)%
Professional fees	1,361	1,698	(337)	(19.8)%
Amortization of intangible assets	3,149	2,493	656	26.3%
Interchange expense	1,434	1,223	211	17.3%
Other expense	10,807	7,771	3,036	39.1%
Total noninterest expense	$73,487	$56,542	$16,945	30.0%

Income taxes	$6,455	$9,118	$(2,663)	(29.2)%
Effective income tax rate	19.9%	22.8%

Efficiency ratio (1)	67.3%	52.4%
Adjusted efficiency ratio (1)	59.0%	50.0%
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$107,222	$95,397	$11,825	12.4%
Data processing	16,881	12,383	4,498	36.3%
Net occupancy expense of premises	13,606	13,419	187	1.4%
Furniture and equipment expenses	6,300	7,311	(1,011)	(13.8)%
Professional fees	5,617	5,508	109	2.0%
Amortization of intangible assets	8,200	7,569	631	8.3%
Interchange expense	4,360	3,590	770	21.4%
Other expense	28,425	24,947	3,478	13.9%
Total noninterest expense	$190,611	$170,124	$20,487	12.0%

Income taxes	$24,136	$19,986	$4,150	20.8%
Effective income tax rate	20.5%	21.7%

Efficiency ratio (1)	61.4%	54.3%
Adjusted efficiency ratio (1)	57.5%	53.2%

Full-time equivalent employees as of period-end	1,462	1,371	91	6.6%
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see Non-GAAP Financial Information.

Total noninterest expense was $73.5 million for the three months ended September 30, 2021, a 30.0% increase from the comparable period in 2020, and was $190.6 million for the nine months ended September 30, 2021, a 12.0% increase from the comparable period in 2020. Non-operating acquisition and other restructuring expenses contributed $8.7 million to total noninterest expense for the three months ended September 30, 2021, compared to $2.5 million for the comparable period in 2020, and contributed $11.7 million to total noninterest expense for the nine months ended September 30, 2021, compared to $3.2 million for the comparable period in 2020. GSB’s results of operations were included in the Company’s results of operations beginning June 1, 2021.

Salaries, wages, and employee benefits were $41.9 million for the three months ended September 30, 2021, a 27.7% increase from the comparable period in 2020, and were $107.2 million for the nine months ended September 30, 2021, a 12.4% increase from the comparable period in 2020. Non-operating expenses contributed $2.7 million and $3.5 million of the increases for the three and nine months ended September 30, 2021, over the comparable periods in 2020, respectively. Salaries, wages, and employee benefit expenses were impacted by increases in full-time equivalent employees since June 1, 2021, related to the CAC acquisition, and we began to see synergies in late August after the banks were merged.

Data processing expense was $7.8 million for the three months ended September 30, 2021, a 97.7% increase from the comparable period in 2020, and was $16.9 million for the nine months ended September 30, 2021, a 36.3% increase from the comparable period in 2020. Acquisition related non-operating expenses contributed $3.2 million and $3.6 million of the increases for the three and nine months ended September 30, 2021, respectively.

Combined, net occupancy expense of premises and furniture and equipment expense was $7.0 million for the three months ended September 30, 2021, a 6.4% increase from the comparable period in 2020, and was $19.9 million for the nine months ended September 30, 2021, a 4.0% decrease from the comparable period in 2020. GSB added 7 branches in 2021. The Company closed 12 banking centers in October 2020, and has evaluated and expects to close and consolidate 17 Busey Bank banking centers, two of which were formerly GSB banking centers, in the fourth quarter of 2021.

Professional fees were $1.4 million for the three months ended September 30, 2021, a 19.8% decrease from the comparable period in 2020, and were $5.6 million for the nine months ended September 30, 2021, a 2.0% increase from the comparable period in 2020. Non-operating expenses contributed $0.1 million and $1.4 million in professional fees for the three and nine months ended September 30, 2021, compared to $0.2 million for the three and nine months ended September 30, 2020.

Amortization of intangible assets was $3.1 million for the three months ended September 30, 2021, a 26.3% increase from the comparable period in 2020, and was $8.2 million for the nine months ended September 30, 2021, an 8.3% increase from the comparable period for 2020. The increase primarily related to intangibles acquired in the CAC acquisition.

Interchange expense was $1.4 million for the three months ended September 30, 2021, a 17.3% increase from the comparable period in 2020, and was $4.4 million for the nine months ended September 30, 2021, a 21.4% increase from the comparable period in 2020. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.

Other expense was $10.8 million for the three months ended September 30, 2021, a 39.1% increase from the comparable period in 2020, and was $28.4 million for the nine months ended September 30, 2021, a 13.9% increase from the comparable period in 2020. Increases were across multiple expense categories including New Market Tax Credit amortization, regulatory expenses, marketing, business development, recruiting and onboarding, director compensation, and card service fees, partially offset by lower MSR valuation impairment and releases in the provision for unfunded commitments.

The efficiency ratio(1), which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. The efficiency ratios were 67.3% and 61.4% for the three and nine months ended September 30, 2021, respectively, compared to 52.4% and 54.3% for the three and nine months ended September 30, 2020, respectively.

The adjusted efficiency ratios(1) were 59.0% and 57.5% for the three and nine months ended September 30, 2021, respectively, compared to 50.0% and 53.2% for three and nine months ended September 30, 2020, respectively. The Company remains focused on expense discipline.

Income Taxes

The effective income tax rates of 19.9% and 20.5% for the three and nine months ended September 30, 2021, respectively, were lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits, including an Illinois new market tax credit. The Company continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of September 30, 2021, the Company was not under examination by any tax authority.

(1) A Non-GAAP financial measure. See “Non-GAAP Financial Information” for reconciliation.

FINANCIAL CONDITION

Balance Sheet

Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020	Change	% Change
Assets
Debt securities available for sale	$3,997,244	$2,261,187	$1,736,057	76.8%
Portfolio loans, net	7,057,833	6,713,129	344,704	5.1%

Total assets	$12,899,330	$10,544,047	$2,355,283	22.3%

Liabilities
Deposits:
Noninterest-bearing	$3,453,906	$2,552,039	$901,867	35.3%
Interest-bearing	7,363,961	6,125,810	1,238,151	20.2%
Total deposits	$10,817,867	$8,677,849	$2,140,018	24.7%

Securities sold under agreements to repurchase	$241,242	$175,614	$65,628	37.4%
Senior notes, net of unamortized issuance costs	39,910	39,809	101	0.3%
Subordinated notes, net of unamortized issuance costs	182,637	182,226	411	0.2%
Junior subordinated debt owed to unconsolidated trusts	71,593	71,468	125	0.2%

Total liabilities	$11,566,254	$9,273,978	$2,292,276	24.7%

Stockholders’ equity	$1,333,076	$1,270,069	$63,007	5.0%

Portfolio Loans

The Company believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. GSB’s policies were similar in nature to Busey Bank’s policies and the Company is migrating the legacy GSB portfolio toward Busey Bank’s policies. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of Busey Bank. The Company attempts to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the lending areas can be found in the Company’s 2020 Annual Report. The significant majority of the Company’s portfolio lending activity occurs in its Illinois and Missouri markets, with the remainder in the Florida and Indiana markets.

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	September 30, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,340,421	$490,939	$54,092	$46,411	$1,931,863
Commercial real estate	2,061,455	668,014	181,352	157,801	3,068,622
Real estate construction	186,171	133,385	65,637	45,664	430,857
Retail real estate	1,127,787	237,966	94,429	52,702	1,512,884
Retail other	195,329	4,025	2,320	4,735	206,409
Total portfolio loans	$4,911,163	$1,534,329	$397,830	$307,313	$7,150,635

ACL					(92,802)
Portfolio loans, net					$7,057,833

	December 31, 2020
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,386,587	$529,281	$50,878	$47,830	$2,014,576
Commercial real estate	1,880,437	715,680	154,234	142,184	2,892,535
Real estate construction	192,971	115,227	57,381	96,207	461,786
Retail real estate	963,538	295,352	94,748	54,214	1,407,852
Retail other	32,678	2,415	1,188	1,147	37,428
Total portfolio loans	$4,456,211	$1,657,955	$358,429	$341,582	$6,814,177

ACL					(101,048)
Portfolio loans, net					$6,713,129

Portfolio loans increased by 4.9% to $7.2 billion as of September 30, 2021, compared to $6.8 billion as of December 31, 2020. Commercial balances (consisting of commercial, commercial real estate, and real estate construction loans), excluding PPP loans, increased $330.6 million since December 31, 2020. Retail real estate and retail other loans increased $274.0 million since December 31, 2020. September 30, 2021, portfolio loan balances included balances acquired in the CAC acquisition.

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

As a result of continued strength in asset quality performance metrics, as well as improved macro-economic outlooks, the third quarter of 2021 results reflect a provision release, as compared to a reserve build at the onset of the COVID-19 pandemic. Provision for credit loss expense decreased due to a reserve release of $1.9 million for the three months ended September 30, 2021, compared to a $5.5 million provision expense for the same period in 2020. Provision for credit loss expense decreased due to a reserve release of $10.4 million for the nine months ended September 30, 2021, compared to a $35.7 million provision expense for the same period in 2020. In addition to the effects of the provision, the ACL was increased by $4.2 million in the second quarter of 2021 by the Day 1 PCD related to the CAC acquisition.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Portfolio loans
Portfolio loans, excluding PPP loans	$6,972,404	$6,795,255	$6,257,196	$6,367,774	$6,384,916
PPP loans, amortized cost	178,231	390,395	522,104	446,403	736,395
Total portfolio loans	$7,150,635	$7,185,650	$6,779,300	$6,814,177	$7,121,311

ACL	$92,802	$95,410	$93,943	$101,048	$98,841

ACL to portfolio loans	1.30%	1.33%	1.39%	1.48%	1.39%
ACL to portfolio loans, excluding PPP loans	1.33%	1.40%	1.50%	1.59%	1.55%
ACL to non-performing loans	358.86%	336.96%	411.04%	415.82%	408.82%
ACL to non-performing assets	319.52%	303.35%	346.05%	349.99%	339.02%

As of September 30, 2021, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.

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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Loans 30 – 89 days past due	$6,446	$3,888	$9,929	$7,578	$6,708

Non-performing assets
Non-performing loans:
Non-accrual loans	25,369	27,725	21,706	22,930	23,898
Loans 90+ days past due and still accruing	491	590	1,149	1,371	279
Total non-performing loans	25,860	28,315	22,855	24,301	24,177
OREO	3,184	3,137	4,292	4,571	4,978
Total non-performing assets	29,044	31,452	27,147	28,872	29,155

Substandard (excludes 90+ days past due)	51,740	44,877	65,088	68,924	77,939
Classified assets	$80,784	$76,329	$92,235	$97,796	$107,094

Performing TDRs (includes 30 – 89 days past due)	$2,083	$2,518	$3,299	$3,829	$4,218

Non-performing assets to total assets	0.23%	0.25%	0.25%	0.27%	0.28%
Non-performing loans to portfolio loans	0.36%	0.39%	0.34%	0.36%	0.34%
Non-performing loans to portfolio loans, excluding PPP loans	0.37%	0.42%	0.37%	0.38%	0.38%
Non-performing assets to portfolio loans and OREO	0.41%	0.44%	0.40%	0.42%	0.41%
Classified assets to Busey Bank Tier 1 Capital and ACL	6.07%	5.72%	7.76%	8.47%	9.58%

Non-performing loan balances increased by 6.4% to $25.9 million as of September 30, 2021, compared with $24.3 million as of December 31, 2020. Non-performing loans acquired from GSB were $4.4 million at September 30, 2021. Continued disciplined credit management resulted in non-performing loans as a percentage of total loans of 0.36% as of September 30, 2021, and December 31, 2020. Excluding the amortized cost of PPP loans, non-performing loans as a percentage of total loans was 0.37% as of September 30, 2021, compared to 0.38% as of December 31, 2020.

Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, the Company would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are loans classified as substandard which are not categorized as impaired, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased by 25.0% to $51.6 million as of September 30, 2021, compared to $68.8 million as of December 31, 2020. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of September 30, 2021, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. As of September 30, 2021, the Company had no loans remaining on full payment deferral, and 27 commercial loans on interest-only payment deferrals representing $116.6 million in loans. In addition, as of September 30, 2021, the

Company had three retail loans on payment deferrals representing $0.4 million in loans. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits increased by 24.7% to $10.8 billion as of September 30, 2021, compared to $8.7 billion as of December 31, 2020. We focus on deepening our relationships with customers to foster core deposit growth, allowing us to reduce our reliance on wholesale funding. Fluctuations in deposit balances can be attributed to the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus payments to consumers, other core deposit growth, the seasonality of public funds, and the CAC acquisition. Approximately $1.3 billion of deposits were acquired in the CAC acquisition.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits. As of September 30, 2021, the Company had additional capacity to borrow $1.2 billion from the FHLB and $603.6 million from the Federal Reserve. The Company has the ability to pledge PPP loans as collateral to either the FHLB or Federal Reserve Discount Window to increase the availability to borrow against any potential short-term funding needs.

As of September 30, 2021, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. As of September 30, 2021, we had outstanding loan commitments and standby letters of credit of $1.9 billion, compared to $1.8 billion as of December 31, 2020. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

As of September 30, 2021, our reserve for unfunded commitments was $6.2 million, compared to $7.3 million as of December 31, 2020. Provision expense for unfunded commitments decreased due to a reserve release of $1.0 million and $1.1 million for the three and nine months ended September 30, 2021, respectively, compared to an expense of $0.3 million and $1.8 million for the three and nine months ended September 30, 2020.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios with capital buffer and September 30, 2021, capital ratios for First Busey and Busey Bank.

	Minimum Capital	As of September 30, 2021
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank
Total Capital to Risk Weighted Assets	10.50%	15.91%	15.87%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.84%	15.04%
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	11.95%	15.04%
Tier 1 Capital to Average Assets		8.60%	10.06%

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

A reconciliation to what management believes to be the most directly comparable GAAP financial measures—specifically net revenue in the case of adjusted pre-provision net revenue, net income in the case of adjusted net income, adjusted diluted earnings per share, and adjusted return on average assets; total net interest income in the case of adjusted net interest margin; total noninterest income and total noninterest expense in the case of efficiency ratio and adjusted efficiency ratio; and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity—appears below. The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring noninterest items and provides additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

Reconciliation of Non-GAAP Financial Measures — Adjusted Pre-Provision Net Revenue

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Pre-provision net revenue
Net interest income	$70,755	$64,542	$69,753	$200,190	$209,999
Noninterest income	33,259	33,011	32,285	97,715	87,766
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(57)	(898)	426	(2,596)	(476)
Noninterest expense	(73,487)	(62,625)	(56,542)	(190,611)	(170,124)
Total pre-provision net revenue	$30,470	$34,030	$45,922	$104,698	$127,165

Adjustments to pre-provision net revenue
Acquisition and other restructuring expenses	8,677	2,713	2,529	11,710	3,161
Provision for unfunded commitments	(978)	(496)	250	(1,068)	1,834
New Market Tax Credit amortization	1,240	1,239	—	4,308	1,200
Adjusted pre-provision net revenue	$39,409	$37,486	$48,701	$119,648	$133,360

Average total assets	$12,697,795	$11,398,655	$10,680,995	$11,571,270	$10,249,578

Reported: Pre-provision net revenue to average assets (1)	0.95%	1.20%	1.71%	1.21%	1.66%
Adjusted: Pre-provision net revenue to average assets (1)	1.23%	1.32%	1.81%	1.38%	1.74%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Income, Adjusted Diluted Earnings Per Share, and Adjusted Return on Average Assets

(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Net income	$25,941	$29,766	$30,829	$93,523	$71,999

Adjustments to net income
Acquisition expenses:
Salaries, wages, and employee benefits	4,462	1,125	—	5,587	—
Data processing	3,182	368	—	3,557	—
Lease or fixed asset impairment	—	—	234	—	234
Professional fees, occupancy, and other	776	1,220	99	2,309	385
Other restructuring costs:
Salaries, wages, and employee benefits	257	—	2,011	257	2,357
Professional fees, occupancy, and other	—	—	185	—	185
Related tax benefit	(1,773)	(558)	(555)	(2,402)	(687)
Adjusted net income	$32,845	$31,921	$32,803	$102,831	$74,473

Dilutive average common shares outstanding	56,832,518	55,730,883	54,737,920	55,872,835	54,796,354

Reported: Diluted earnings per share	$0.46	$0.53	$0.56	$1.67	$1.31
Adjusted: Diluted earnings per share	0.58	0.57	0.60	1.84	1.36

Average total assets	$12,697,795	$11,398,655	$10,680,995	$11,571,270	$10,249,578

Reported: Return on average assets (1)	0.81%	1.05%	1.15%	1.08%	0.94%
Adjusted: Return on average assets (1)	1.03%	1.12%	1.22%	1.19%	0.97%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Adjusted Net Interest Margin

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Net interest income	$70,755	$64,542	$69,753	$200,190	$209,999

Adjustments to net interest income
Tax-equivalent adjustment	598	579	638	1,778	2,085
Acquisition-related purchase accounting accretion	(1,799)	(1,726)	(2,618)	(5,682)	(7,922)
Adjusted net interest income	$69,554	$63,395	$67,773	$196,286	$204,162

Average interest-earning assets	$11,730,637	$10,448,417	$9,805,948	$10,651,386	$9,371,157

Reported: Net interest margin (1)	2.41%	2.50%	2.86%	2.54%	3.02%
Adjusted: Net Interest margin (1)	2.35%	2.43%	2.75%	2.46%	2.91%
(1)	Annualized measure.

Reconciliation of Non-GAAP Financial Measures — Efficiency Ratio and Adjusted Efficiency Ratio

(unaudited, dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Net interest income	$70,755	$64,542	$69,753	$200,190	$209,999
Tax-equivalent adjustment	598	579	638	1,778	2,085
Tax-equivalent interest income	$71,353	$65,121	$70,391	$201,968	$212,084

Noninterest income	33,259	33,011	32,285	97,715	87,766
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(57)	(898)	426	(2,596)	(476)
Adjusted noninterest income	$33,202	$32,113	$32,711	$95,119	$87,290

Noninterest expense	73,487	62,625	56,542	190,611	170,124
Amortization of intangible assets	(3,149)	(2,650)	(2,493)	(8,200)	(7,569)
Non-operating adjustments:		—	—
Salaries, wages, and employee benefits	(4,719)	(1,125)	(2,011)	(5,844)	(2,357)
Data processing	(3,182)	(368)	—	(3,557)	—
Lease or fixed asset impairment	—	—	(234)	—	(234)
Professional fees and other	(776)	(1,220)	(284)	(2,309)	(570)
Adjusted noninterest expense	$61,661	$57,262	$51,520	$170,701	$159,394

Reported: Efficiency ratio (1)	67.27%	61.68%	52.42%	61.40%	54.30%
Adjusted: Efficiency ratio (2)	58.97%	58.89%	49.97%	57.46%	53.24%
(1)	Calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income, plus noninterest income, less security gains and losses.
(2)	Calculated as adjusted noninterest expense, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses.

Reconciliation of Non-GAAP Financial Measures — Tangible Common Equity, Tangible Common Equity to Tangible Assets, Tangible Book Value per Share, and Return on Average Tangible Common Equity

(unaudited, dollars in thousands)

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Total Assets	$12,899,330	$12,415,449	$10,539,628
Goodwill and other intangible assets, net	(378,891)	(381,795)	(365,960)
Tax effect of other intangible assets, net	17,115	17,997	15,239
Tangible assets	$12,537,554	$12,051,651	$10,188,907

Total stockholders’ equity	1,333,076	1,345,691	1,255,705
Goodwill and other intangible assets, net	(378,891)	(381,795)	(365,960)
Tax effect of other intangible assets, net	17,115	17,997	15,239
Tangible common equity	$971,300	$981,893	$904,984

Ending number of common shares outstanding	55,826,984	56,330,616	54,522,231

Tangible common equity to tangible assets (1)	7.75%	8.15%	8.88%
Tangible book value per share	$17.09	$17.11	$16.32

Average common equity	$1,351,416	$1,342,771	$1,248,448
Average goodwill and other intangible assets, net	(380,885)	(368,709)	(367,490)
Average tangible common equity	$970,531	$974,062	$880,958

Reported: Return on average tangible common equity (2)	10.60%	12.26%	13.92%
Adjusted: Return on average tangible common equity (2), (3)	13.43%	13.14%	14.81%
(1)	Tax-effected measure, 28.0% estimated deferred tax rate.
(2)	Annualized measure.
(3)	Calculated using adjusted net income.

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Average stockholders’ common equity	$1,323,571	$1,233,348
Average goodwill and other intangible assets, net	(370,829)	(369,801)
Average tangible stockholders’ common equity	$952,742	$863,547

Reported: Return on average tangible common equity (1)	13.12%	11.14%
Adjusted: Return on average tangible common equity (1), (2)	14.43%	11.52%
(1)	Annualized measure.
(2)	Calculated using adjusted net income.

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of the Company’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause actual results to differ materially from those in the Company’s forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including the impact of the current presidential administration); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets; (iii) changes in state and federal laws, regulations, and governmental policies concerning the Company’s general business; (iv) changes in accounting policies and practices; (v) changes in interest rates and prepayment rates of the Company’s assets (including the impact of the LIBOR phase-out); (vi) increased competition in the financial services sector and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving the Company; and (xii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the SEC.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Goodwill is not amortized. Instead, the Company assess the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired. The Company will continue to monitor events around COVID-19 and its potential impact on goodwill.

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

Allowance for Credit Losses

The Company calculates the ACL at each reporting date. The Company recognizes an ACL for the lifetime expected credit losses for the amount the Company does not expect to collect. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported book value. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points. Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful as of September 30, 2021 or December 31, 2020. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	+100	+200	+300
September 30, 2021	8.44%	16.43%	24.32%
December 31, 2020	7.40%	14.16%	20.20%

	Year-Two: Basis Point Changes
	+100	+200	+300
September 30, 2021	9.12%	17.39%	25.45%
December 31, 2020	9.59%	17.95%	25.40%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of September 30, 2021, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. During the third quarter of 2021, the company purchased 625,000 shares under the plan. As of September 30, 2021, the Company had 953,824 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	137,000	$23.84	137,000	1,441,824
August 1-31, 2021	288,000	$23.73	288,000	1,153,824
September 1-30, 2021	200,000	$23.45	200,000	953,824
Total	625,000	$23.66	625,000

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

By:	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer

Date: November 4, 2021