Form 10-K
period 2021-12-31
FIRST BUSEY CORP /NV/
filed 2022-02-24
CIK 314489

7

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $1.3 billion, determined using a per share closing price for the registrant’s common stock on that date of $24.66, as quoted on The Nasdaq Global Select Market.

As of February 24, 2022, there were 55,290,645 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of First Busey Corporation to be held May 25, 2022, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

FORM 10-K ANNUAL REPORT

GLOSSARY

We use acronyms, abbreviations, and other terms throughout this Annual Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
2020 Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act for the year ended December 31, 2020
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
AOCI	Accumulated other comprehensive income (loss)
API	Application programming interface
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BaaS	Banking as a Service
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule

Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Act

BHCA	Bank Holding Company Act of 1956, as amended
CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance issued jointly by the OCC, the Federal Reserve, and the FDIC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund of the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSU	Deferred stock unit
Durbin	The Durbin Amendment to the Dodd-Frank Act, requiring the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions
ESOP	Employees' Stock Ownership Plan
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC 820
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, "Busey," "the Company," "we," "us," and "our"
First Busey Risk Management	First Busey Risk Management, Inc.
First Community	First Community Financial Partners, Inc.

Term	Definition
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LCR	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
NMTC	New Markets Tax Credit
NSFR	Net stable funding ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PCI	Purchased credit impaired
PSU	Performance-based restricted stock unit
PPP	Paycheck Protection Program
Pulaski	Pulaski Financial Corp.
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Term loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

PART I

ITEM 1. BUSINESS

Introduction

First Busey, a Nevada corporation organized in 1980, is a $12.9 billion financial holding company.  First Busey conducts a broad range of financial services through its wholly-owned bank subsidiary, Busey Bank, with banking centers in Illinois, Missouri, Florida, and Indiana.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Acquisitions

Over the last several years, First Busey completed the following acquisitions as part of our strategy to expand into new service areas and to provide broader coverage in areas where we already maintain a presence:

Acquisition Date	Companies Acquired
January 8, 2015	Herget Financial Corp. and its wholly-owned bank subsidiary, Herget Bank, National Association
April 30, 2016	Pulaski Financial Corp. and its wholly-owned subsidiary, Pulaski Bank, National Association
July 2, 2017	First Community Financial Partners, Inc. and its wholly-owned subsidiary, First Community Financial Bank
October 1, 2017	Mid Illinois Bancorp, Inc. and its wholly-owned subsidiary, South Side Trust & Savings Bank of Peoria
January 31, 2019	The Bank Ed Corp. and its wholly-owned subsidiary, TheBANK of Edwardsville
August 31, 2019	Investors' Security Trust Company
May 31, 2021	Cummins-American Corp. and its wholly-owned subsidiary, Glenview State Bank

Further information related to acquisitions made prior to January 1, 2021, has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition.

2021 Acquisition

On May 31, 2021, First Busey acquired CAC, the holding company for GSB, through a merger transaction.  The partnership enhances the Company’s existing deposit, commercial banking, and wealth management presence in the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area.  First Busey operated GSB as a separate banking subsidiary until August 14, 2021, when it was merged with and into Busey Bank.  At that time, all GSB banking centers became branches of Busey Bank.

See “Note 2.  Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to acquisitions.

Subsidiaries of First Busey

First Busey conducts the business of banking, related banking services, asset management, brokerage, and fiduciary services through Busey Bank and payment technology solutions through FirsTech.

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 46 banking centers in Illinois, eight in Missouri, three in southwest Florida, and one in Indianapolis, Indiana.

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

Busey Bank’s principal sources of income are interest and fees on loans and investments, wealth management fees, and service fees.  Principal expenses are interest paid on deposits and general operating expenses.  Busey Bank’s primary markets are central Illinois, northern Illinois (including the Chicago metropolitan area), the St. Louis, Missouri metropolitan area, southwest Florida, and central Indiana.

Busey Bank provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations through its Wealth Management business.  As of December 31, 2021, $12.7 billion of assets were under care.  For individuals, Busey Bank provides investment management, trust and estate advisory services, and financial planning.  For businesses, it provides investment management, business succession planning, and employee retirement plan services.  For foundations, Busey Bank provides investment management, investment strategy consulting, and fiduciary services.  Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement.  In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.

FirsTech, a subsidiary of Busey Bank with offices across the Midwest, provides comprehensive and innovative payment technology solutions.  Through our payment platform, which utilizes an API cloud-based platform, our technology provides for fully integrated payments capabilities.  FirsTech's multi-channel payment platform allows businesses to collect payments from their customers across a variety of payment modules, ranging from online payment methods to offline payment methods, including but not limited to: text-based mobile bill pay, electronic payment concentration delivered to Automated Clearing House networks, money management and credit card networks, walk-in payment processing for customers at retail pay agents, customer service payments made over a telephone, direct debit services, and lockbox remittance processing for customers to make payments by mail.  FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.  Our client base represents a diverse set of industries, but we generally cater to the utility, financial services (insurance companies, banks, and credit unions), and telecommunications industries.  The Company continues to make strategic investments in FirsTech which include the creation of our new BaaS platform.  This BaaS offering will provide white-labeled FirsTech architected payment technologies to financial institutions allowing them to offer payment solutions to their customer bases.  FirsTech continues to roll out new products and services to the First Busey customer base and has subsequently commercialized this platform across a dozen banks.  Initiated by onboarding two seasoned executives at the end of 2020, FirsTech is investing significantly across technology, human capital, and sales to expand its world class payments platform.

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

First Busey’s operations are managed through three operating segments consisting of Banking, FirsTech, and Wealth Management.  See “Note 21.  Operating Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Banking Center Markets

Busey Bank has 46 banking centers in Illinois.  Our Illinois markets feature several Fortune 1000 companies.  Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.  Historically, the financial condition of the state of Illinois, in which the largest portion of Busey Bank’s customer base resides, has been characterized by low credit ratings and budget deficits.  However, with the recent improvement in the state’s financial outlook, during the second half of 2021 Illinois received improved ratings from Moody’s Investor Service, S&P Global Ratings, and Fitch.

Busey Bank has eight banking centers in Missouri.  St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail.  Twelve of our banking centers in Illinois are located within the boundaries of the St. Louis Metropolitan Statistical Area.

Busey Bank has three banking centers in southwest Florida, an area which has experienced above average population growth, job growth, and an expanded housing market over the last several years.

Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, including the headquarters of many large corporations.

In November 2021, First Busey completed its previously announced service center closures as part of our Personal Banking Transformation Plan, which resulted in the consolidation of 17 branches across our various markets.

Competition

Busey Bank competes actively with national and state banks, savings and loan associations, and credit unions for deposits and loans mainly in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and central Indiana.  Busey Bank competes for real estate and other loans primarily on the basis of type of loan, interest rates and loan fees, and the quality of services provided.  Busey Bank and FirsTech compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, payment technology solution companies, fintech companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, wealth management, and other products and services.

Busey Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products.  Busey Bank attracts a significant amount of deposits through its banking centers, primarily from the communities in which those banking centers are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  Busey Bank competes for deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, technology enabled solutions including internet and mobile banking, and convenient banking centers with interbranch deposit and withdrawal privileges.

Based on information obtained from the FDIC Summary of Deposits dated June 30, 2021, the most recent report available, Busey Bank ranked in the top 10 in total deposits in 12 Illinois counties:

As of June 30, 2021
Busey Bank
County	Market Share Ranking
Champaign	1
Macon	1
Madison	1
Shelby	3
Tazewell	3
Mclean	4
Peoria	4
Ford	5
Grundy	5
St. Clair	5
Livingston	7
Will	7

Supervision, Regulation and Other Factors

General

FDIC-insured institutions, like Busey Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPR, the Federal Reserve, the FDIC and the CFPB.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Treasury have an impact on the Company’s business.  The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business; the kinds and amounts of investments the Company and Busey Bank may make; required capital levels relative to assets; the nature and amount of collateral for loans; the establishment of branches; the ability to merge, consolidate and acquire; dealings with the Company’s and Busey Bank’s insiders and affiliates; and the Company’s payment of dividends.

In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act in 2010, the Company experienced heightened regulatory requirements and scrutiny.  Although the reforms primarily targeted systemically important financial service providers (at the time, those with assets of $50 billion and greater), certain provisions of the law triggered at $10.0 billion in assets and the influence of other provisions filtered down in varying degrees to community banks over time, causing the Company’s compliance and risk management processes, and the costs thereof, to increase.  The Regulatory Relief Act provided meaningful relief for banks and their holding companies that were not considered systemically important (amended to be those with assets under $250 billion).  However, the $10.0 billion threshold remained in place for certain Dodd-Frank Act reforms that are now applicable to the Company, as discussed below.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and Busey Bank.  It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to particular statutory and regulatory provisions.

COVID-19 Pandemic

Federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and they took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact.  These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic; and providing credit under the CRA for certain pandemic-related loans, investments, and public service.  Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews, and they have continued virtual examinations in 2022.

Reference is made to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” below for further information on the impact of the COVID-19 pandemic.  In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The $10.0 billion Threshold

As indicated in the introduction above, the Dodd-Frank Act included a number of requirements that triggered when a banking entity crossed over $10.0 billion in assets.  Those included requirements for stress testing capital, maintenance of a risk committee, adherence to the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds, limitations on interchange fees for certain debit transactions, clearing of swap agreements, and examination and enforcement related to consumer financial services by the CFPB, in addition to a number of heightened reporting requirements.  The Regulatory Relief Act eliminated the stress test and risk committee requirements for banking entities between $10.0 billion and $50 billion, but the other Dodd-Frank regulations and reporting requirements were not changed.

The Company crossed the $10.0 billion threshold in 2020.  However, the federal bank regulatory agencies issued an Interim Final Rule on November 20, 2020, that provided temporary relief for certain community banking organizations as a result of growth in size from the COVID-19 response.  That relief expired December 31, 2021.

The material consequences to the Company of crossing the $10.0 billion threshold are as follows:

Interchange Fees

The Durbin Amendment to the Dodd-Frank Act required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions.  Interchange fees, also known as “swipe” fees, are charges that merchants pay to card-issuing banks, such as Busey Bank, for processing electronic payment transactions.  The Federal Reserve set the maximum interchange fee at 21 cents, plus five basis points of the transaction value.  The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  Durbin limitations are applicable to any banking entity with over $10.0 billion in assets and will be applicable to Busey Bank after a six-month transition period.  Management believes that compliance with Durbin will materially reduce Busey Bank’s earnings on the covered debit transactions.

Volcker Rule

The Volcker Rule (also a part of the Dodd-Frank Act) restricts the ability of banking entities (holding companies and their affiliates) with over $10.0 billion in assets to sponsor or invest in private funds, or to engage in certain types of proprietary trading.  In October 2019, the Federal Reserve, OCC, FDIC, Commodity Futures Trading Commission, and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements, and exemptions.  Banking entities have two years (with a possibility of extensions) to comply with the Volcker requirements after crossing the $10.0 billion threshold.  The Company does not materially engage in the activities prohibited by the Volcker Rule; therefore, the application of the rule will not have a material effect on the operations of the Company and its subsidiaries.

CFPB Examination and Enforcement

Although the CFPB’s rules issued under federal consumer financial protection laws are applicable to all providers of consumer financial services, the CFPB only has examination and enforcement authority over banks with more than $10.0 billion in assets (measured over four consecutive quarters).  Busey Bank continues to be examined for compliance with consumer laws by its primary federal regulatory agency, the FDIC, but the CFPB is in the process of assuming supervisory authority in that regard.

Clearing Swaps Agreements

Banks with over $10.0 billion in assets are required to clear swaps agreements on exchanges.  The requirement was not deferred by the Interim Final Rule.  Busey Bank began to comply with the exchange requirement beginning in 2021.

Risk Committee

The Dodd Frank Act required publicly traded bank holding companies with more than $10.0 billion in total consolidated assets to establish and maintain a risk committee.  Pursuant to the Federal Reserve’s final rules issued under the Regulatory Relief Act, that threshold was increased to $50.0 billion.  Although it is not yet required to have a risk committee in place, the Company established a committee comprised of holding company directors in 2018 to oversee risk matters in preparation for future growth.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses.  Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities.  Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983.  The minimums have been expressed in terms of ratios of “capital” divided by “total assets.”  The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords, known as “Basel” rules, adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis.  The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations.  Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule

U.S. federal banking agencies adopted the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”) in regulations that were effective (with a number of phase-ins) in 2015.  The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings.  The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies.  The Company and the Bank are each subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but also, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

Minimum Capital Ratio Requirements

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

Capital Conservation Buffer

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.  The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.  Federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

Well-Capitalized Requirements

The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.”  Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits.  Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit, nontraditional activities, or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain all of the following:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more
●	A ratio of Total Capital to total risk-weighted assets of 10% or more
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2021: (i) Busey Bank was not subject to a directive from the FDIC to increase its capital and (ii) Busey Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized.  The Company also is in compliance with the capital conservation buffer.

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

Supervision and Regulation of the Company

General

The Company, as the sole stockholder of Busey Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation, supervision, and enforcement by, the Federal Reserve under the BHCA.  The Company is legally obligated to act as a source of financial and managerial strength to Busey Bank and to commit resources to support it in circumstances where we might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Busey Bank as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election

The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S.  In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “Item 1.  Business—Supervision, Regulation and Other Factors—The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing, and controlling banks, or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.”  This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services.  The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity, or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.  The Company has elected to operate as a financial holding company.  In order to maintain its status as a financial holding company, the Company and Busey Bank must be well-capitalized, well-managed, and Busey Bank must have a least a satisfactory CRA rating.  If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate.  Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements.  For a discussion of capital requirements, see “Item 1.  Business—Supervision, Regulation and Other Factors—The Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.  See “Item 1.  Business—Supervision, Regulation and Other Factors—The Role of Capital” above.

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

The interagency guidance recognized three core principles.  Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this has come into play during the COVID-19 pandemic.  Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings.  These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Supervision and Regulation of Busey Bank

General

Busey Bank is an Illinois-chartered bank.  Its deposit accounts are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category.  As an Illinois-chartered FDIC-insured bank, Busey Bank is subject to the examination, supervision, reporting, and enforcement requirements of the DFPR, the chartering authority for Illinois banks.  Busey Bank is also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like Busey Bank, are not members of the Federal Reserve System.

Deposit Insurance

As an FDIC-insured institution, Busey Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  FDIC assessment rates for institutions that have more than $10.0 billion in assets, such as Busey Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs, based primarily on the difference between the institution’s average of total assets and average tangible equity.  The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard.  For institutions like Busey Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis.  An institution’s assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits.  The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits.  The reserve ratio reached 1.36% as of September 30, 2018.  As a result, the FDIC provided assessment credits to insured depository institutions, like Busey Bank at the time, with total consolidated assets of less than $10.0 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%.  The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019.  However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1.0 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic.  Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter.  The reserve ratio remained at 1.27%, as growth in the fund balance kept pace with growth in insured deposits.  The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency.  The amount of the assessment is calculated on the basis of each bank’s total assets.  During the year ended December 31, 2021, Busey Bank paid supervisory assessments to the DFPR totaling approximately $0.8 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Item 1.  Business—Supervision, Regulation and Other Factors—The Role of Capital” above.

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

In addition to liquidity guidelines already in place, federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR.  While these rules do not, and will not, apply to Busey Bank, it continues to review its liquidity risk management policies in light of developments.

Dividend Payments

The primary source of funds for the Company is dividends from Busey Bank.  Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits.  The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by Busey Bank if either or both determine such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

State Bank Investments and Activities

Busey Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the DIF.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of Busey Bank.

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

During the past decade, bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risk has been identified as critical to the conduct of safe and sound banking activities, and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk.  The key risk themes identified by the Company for 2022 are discussed under “Item 1A.  Risk Factors” below.  Busey Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity

Busey Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of its customers.  These laws require Busey Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances.  They also impact Busey Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers.  In addition, Busey Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.  These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

Transaction Account Reserves

Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity.  The amount of reserves is determined by the Federal Reserve based on tranches of zero, three, and ten percent of a bank’s transaction account deposits.  However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement.  The action permits Busey Bank to loan or invest funds that previously were unavailable.  The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements

The CRA requires Busey Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess Busey Bank’s record of meeting the credit needs of its communities.  Applications for additional acquisitions would be affected by the evaluation of Busey Bank’s effectiveness in meeting its CRA requirements.  In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic.  Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations.  The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering

The USA PATRIOT Act, the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money.  These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment.  A concentration in CRE is one example of regulatory concern.  The interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.  The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations.  On December 18, 2015, federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards.  Federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending.  In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.  As of December 31, 2021, Busey Bank did not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws.  The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Busey Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over providers with more than $10.0 billion in assets.  The CFPB is in the process of assuming supervisory authority over Busey Bank in that regard.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing, and sales.  The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property, and augmented federal law combating predatory lending practices.  In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay.  The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Supervision and Regulation of Busey Risk Management

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

Van A. Dukeman.  Mr. Dukeman, age 63, has served as a Director, Chief Executive Officer and President of First Busey since August 2007.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. from May 1998 until its merger with First Busey.

Robin N. Elliott.  Mr. Elliott, age 45, was appointed President and Chief Executive Officer of Busey Bank in April 2019.  Prior to that, he served as Chief Operating Officer of First Busey since February 2016 and Chief Financial Officer of First Busey since January 2014.  Mr. Elliott had previously served as Director of the Business Banking Group of Busey Bank since November 2011.  Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.

Jeffrey D. Jones.  Mr. Jones, age 48, was appointed Chief Financial Officer of First Busey in July 2019.  Prior to that, he was Co-Head of the US Depository Group and Head of Depository Investment Banking with Stephens, Inc., since 2015.

Monica L. Bowe.  Ms. Bowe, age 48, has served as Chief Risk Officer of First Busey since January 2020.  Prior to that, she served as Senior Director of Operational Risk Program Management at KeyBank, a subsidiary of KeyCorp headquartered in Cleveland, Ohio since 2015.

John J. Powers.  Mr. Powers, age 66, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a stockholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Amy L. Randolph.  Mrs. Randolph, age 47, was appointed Chief of Staff in April 2017.  Prior to that appointment she served as Executive Vice President and Chief Brand Officer since March 2014.  Prior to March 2014, she served as Senior Vice President of Growth Strategies since 2008.

Human Capital

First Busey was built upon a strong commitment to associate, customer, stockholder, and community experiences.  Our associates are the cornerstone of this unwavering commitment.  Busey’s vision, Service Excellence in Everything We Do, starts with dedication to our associates.  We are deeply humbled to be consistently recognized nationally and locally throughout our footprint for this steadfastness.  Busey Bank has been named among America’s Best Banks by Forbes magazine. Ranked 52nd overall on the 2022 list, Busey was the top-ranked bank headquartered in Illinois, and only three other Illinois-based banks were included.  The organization has also been named among American Banker’s Best Banks to Work For since 2016; voted as one of the Best Places to Work in Illinois since 2016; recognized as one of the 2018 & 2019 Top Workplaces in St. Louis; recognized as a Best Company to Work For in Florida since 2017; recognized among the Best Places to Work in Money Management since 2018 by Pensions & Investments; and recognized as a Best Place to Work in Indiana by the Indiana Chamber of Commerce since 2019 – all in addition to various wellness, training and development, philanthropic and other workplace awards.  From exceeding the needs of customers and colleagues to serving our communities selflessly, our associates show unmatched dedication to Busey.  Their shared experiences are what make these and other awards possible.  Since we opened our doors over 150 years ago, we have maintained our core values, creating a strong foundation and shaping our inclusive culture.

First Busey remains committed to bringing diversity and inclusion to our organization, the banking profession, and the communities where we live and work.  Busey is dedicated to attracting and retaining talent across a variety of backgrounds and experiences.  A diverse team – one with varying beliefs and opinions – promotes productivity, creativity, and innovation, while better meeting and exceeding the needs of a diverse customer base.  Recruiting, supporting, and retaining a diversified workforce with varying perspectives and ideas, while having an inclusive culture, is the foundation of our core values – One Busey.  We strive to maintain an inclusive environment free from discrimination of any kind.  Busey recognizes the richness diversity brings to our workplace.  Our endeavors in this regard are reported to the Employee Benefit and Compensation Committee, which holds the organization accountable to this core value at the highest levels of management.  We maintain an Affirmative Action Plan, the results of which – including proactive steps for inclusion – are reviewed by this same group.  Busey supports and empowers women in the workplace as reflected in our gender-diverse workforce.  In 2021, women comprised of 59% of Team Busey and made up 26% of our senior leadership, providing meaningful contributions not only within the organization but throughout the communities we serve.

Associate engagement is an important barometer of our cultural health.  We regularly solicit feedback and understand views of our associates about their work environment and Busey’s culture.  The results from engagement surveys are used to implement programs and processes designed to enhance engagement and improve the associate experience.  One such way to keep associates informed and engaged is through our quarterly update calls, which are conducted by Busey leadership.  The recordings are available for all associates.  These calls provide important information about the financial health of the company, but more importantly they provide a cultural touchpoint to solidify Busey’s commitment to our number one asset – our associates.  A tenet of our engaged culture is a commitment to investing in associates through unique, award-winning training and development programs.  In 2021, 51% of our associate base engaged in talent and leadership development programs.  As a result of these programs, 49% of Busey’s open roles were filled internally during 2021 by associates who were promoted or who transferred to new roles.  Since 2017, Busey has been a proud recipient of the Association for Talent Development’s BEST Award, which is presented to organizations that demonstrate enterprise-wide success as a result of employee talent development.

Additionally, we care about the health and wellbeing of our associates and their families, as evidenced in the 97% participation rate in our innovative health and wellness program, B Well.  Investments in B Well include a stress management component, lifesaving biometric screenings, a corporate health and wellness coach, health club reimbursements, and Health Savings Account (HSA) investments funded by the Company.  Busey is honored to be recognized among the 2021 Illinois' Healthiest Employers, presented by Cigna and Crain’s Content Studio.

As of December 31, 2021, First Busey and our subsidiaries had a total of 1,463 full-time equivalents.

Geographic distribution of our associates is as follows:

	As of December 31, 2021
		Associates
	Locations	Full-time	Part-time	Total	%
Banking center associates by location
Illinois	46	776	48	824	55.0%
Missouri	8	143	3	146	9.7%
Florida	3	62	—	62	4.1%
Indiana	1	17	1	18	1.2%
Banking center associates	58	998	52	1,050	70.0%
Corporate office associates (1)		429	20	449	30.0%
Total number of associates		1,427	72	1,499	100.0%
Percentage of associates		95.2%	4.8%
(1)	Corporate office associates work at our corporate headquarters in Illinois, in various banking centers, and remotely.

Securities and Exchange Commission Reporting and Other Information

First Busey’s website address is www.busey.com.  We make available on this website our Annual Reports, Quarterly Reports, Current Reports, and any amendments thereto, as soon as reasonably practicable after such reports are filed or furnished with the SEC, and in any event, on the same day as such filing with the SEC.  Reference to this website does not constitute incorporation by reference of the information contained on the website and it should not be considered part of this document.  First Busey has adopted a code of ethics applicable to our employees, officers, and directors.  The text of this code of ethics may be found under “Investor Relations” on our website.

Non-GAAP Financial Information

This Annual Report contains certain financial information determined by methods other than in accordance with GAAP.  These measures include pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, adjusted pre-provision net revenue to average assets, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted net interest income, adjusted net interest margin, adjusted noninterest income, adjusted noninterest expense, efficiency ratio, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per common share, and return on average tangible common equity.  Management uses these non-GAAP measures, together with the related GAAP measures, to analyze the Company’s performance and to make business decisions.  Management also uses these measures for peer comparisons.

A reconciliation to what management believes to be the most direct compared GAAP financial measures, specifically total net interest income in the case of pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, and adjusted pre-provision net revenue to average assets; net income in the case of adjusted net income, adjusted diluted earnings per share, and adjusted return on average assets; total net interest income in the case of adjusted net interest margin; total noninterest income and total noninterest expense in the case of adjusted noninterest expense, efficiency ratio, and adjusted efficiency ratio; and total stockholders’ equity in the case of tangible common equity, tangible common equity to tangible assets, tangible book value per common share, and return on average tangible common equity, appears below.  The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring noninterest items and provide additional perspective on the Company’s performance over time as well as comparison to the Company’s peers.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue,

Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets (dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Pre-provision net revenue
Net interest income	$270,698	$282,935	$287,223
Noninterest income	132,804	118,265	116,415
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(3,070)	(1,331)	18
Noninterest expense	(261,780)	(234,197)	(258,794)
Total pre-provision net revenue	$138,652	$165,672	$144,862

Adjustments to pre-provision net revenue
Acquisition and other restructuring expenses	17,351	10,711	20,094
Provision for unfunded commitments	(774)	1,822	—
Amortization of NMTC	5,563	2,311	1,200
Adjusted pre-provision net revenue	$160,792	$180,516	$166,156

Average total assets	$11,904,935	$10,292,256	$9,443,690

Reported: Pre-provision net revenue to average asset	1.16%	1.61%	1.53%
Adjusted: Pre-provision net revenue to average assets	1.35%	1.75%	1.76%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, and

Adjusted Return on Average Assets

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net income	$123,449	$100,344	$102,953

Adjustments to net income
Acquisition expenses:
Salaries, wages, and employee benefits	7,347	—	4,083
Data processing	3,700	56	1,523
Lease or fixed asset impairment	—	479	580
Professional fees, occupancy, and other	2,599	864	8,477
Other restructuring costs:
Salaries, wages, and employee benefits	472	2,470	495
Data processing	—	—	827
Lease or fixed asset impairment	3,227	6,657	1,861
Professional fees, occupancy, and other	6	185	2,248
Related tax benefit	(3,692)	(2,327)	(4,618)
Adjusted net income	$137,108	$108,728	$118,429

Dilutive average common shares outstanding	56,008,805	54,826,939	55,132,494

Reported: Diluted earnings per share	$2.20	$1.83	$1.87
Adjusted: Diluted earnings per share	2.45	1.98	2.15

Average total assets	$11,904,935	$10,292,256	$9,443,690

Reported: Return on average assets	1.04%	0.97%	1.09%
Adjusted: Return on average assets	1.15%	1.06%	1.25%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Margin

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net interest income	$270,698	$282,935	$287,223

Adjustments to net interest income
Tax-equivalent adjustment	2,355	2,740	3,013
Acquisition-related purchase accounting accretion	(7,151)	(10,391)	(12,422)
Adjusted net interest income	$265,902	$275,284	$277,814

Average interest-earning assets	$10,978,116	$9,417,938	$8,590,262

Reported: Net interest margin	2.49%	3.03%	3.38%
Adjusted: Net Interest margin	2.42%	2.92%	3.23%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Noninterest Expense, Efficiency Ratio, and Adjusted Efficiency Ratio

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net interest income	$270,698	$282,935	$287,223
Tax-equivalent adjustment	2,355	2,740	3,013
Tax-equivalent interest income	$273,053	$285,675	$290,236

Noninterest income	132,804	118,265	116,415
Less net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities	(3,070)	(1,331)	18
Adjusted noninterest income	$129,734	$116,934	$116,433

Noninterest expense	261,780	234,197	258,794
Amortization of intangible assets	(11,274)	(10,008)	(9,547)
Non-operating adjustments:
Salaries, wages, and employee benefits	(7,819)	(2,470)	(4,578)
Data processing	(3,700)	(56)	(2,350)
Lease or fixed asset impairment	(3,227)	(7,136)	(2,441)
Professional fees and other	(2,605)	(1,049)	(10,725)
Adjusted noninterest expense	$233,155	$213,478	$229,153

Reported: Efficiency ratio (1)	62.19%	55.68%	61.29%
Adjusted: Efficiency ratio (2)	57.89%	53.02%	56.35%
(1)	Calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income, plus noninterest income, less security gains and losses.
(2)	Calculated as adjusted noninterest expense, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Common Equity, Tangible Common Equity to Tangible Assets,

Tangible Book Value Per Common Share, Return on Average Tangible Common Equity

(dollars in thousands, except per share amounts)

	As of December 31,
	2021	2020
Total assets	$12,859,689	$10,544,047
Goodwill and other intangible assets, net	(375,924)	(363,521)
Tax effect of other intangible assets, net	16,254	14,556
Tangible assets	$12,500,019	$10,195,082

Total stockholders’ equity	1,319,112	1,270,069
Goodwill and other intangible assets, net	(375,924)	(363,521)
Tax effect of other intangible assets, net	16,254	14,556
Tangible common equity	$959,442	$921,104

Ending number of common shares outstanding	55,434,910	54,404,379

Tangible common equity to tangible assets (1)	7.68%	9.03%
Tangible book value per share	$17.01	$16.66

Average common equity	$1,324,862	$1,240,374
Average goodwill and other intangible assets, net	(372,593)	(368,624)
Average tangible common equity	$952,269	$871,750

Reported: Return on average tangible common equity	12.96%	11.51%
Adjusted: Return on average tangible common equity (2)	14.40%	12.47%
(1)	Tax effected measure, 28.0% estimated deferred tax rate.
(2)	Calculated using adjusted net income.

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

These forward-looking statements are subject to significant risks, assumptions, and uncertainties, and could be affected by many factors.  Factors that could have a material adverse effect on our financial condition, results of operations, and future prospects can be found under “Item 1A.  Risk Factors” in this Annual Report and elsewhere in our periodic and current reports filed with the SEC.  These factors include, but are not limited to, the following:

●	the strength of the local, state, national, and international economy;
●	the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets;
●	changes in state and federal laws, regulations, and governmental policies concerning First Busey’s general business;
●	changes in interest rates and prepayment rates of First Busey’s assets (including the impact of the LIBOR phase-out);
●	increased competition in the financial services sector and the inability to attract new customers;
●	changes in technology and the ability to develop and maintain secure and reliable electronic systems;
●	the loss of key executives or associates;
●	changes in consumer spending;
●	unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated;
●	unexpected outcomes of existing or new litigation involving First Busey;
●	the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards
●	changes in accounting policies and practices; and
●	other factors and risks described under “Item 1A. Risk Factors” herein.

Because of those risks and other uncertainties, our actual future results, performance, achievement, or industry results, may be materially different from the results indicated by these forward-looking statements.  In addition, our past results of operations are not necessarily indicative of our future results.

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

Economic and Market Risks

The COVID-19 pandemic continues to create disruptions that affect our business, financial condition, liquidity, and results of operations.

The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic.  The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to gain control over the virus and emerging variants.  The impact that the virus continues to have on global markets, the economy, business restrictions, and employment is ongoing as a projected return to pre-pandemic operating conditions is unknown.

In the past year, the U.S. economy began to rebound from severe disruptions caused by the onset of the pandemic in March 2020.  Economic conditions have begun to normalize with the availability of vaccines and treatments, increasing workforce employment and participation, the lessening of business and education restrictions, and demand for services beginning to return.  The financial conditions of households and businesses was bolstered significantly by government stimulus, which contributed to the economic recovery but also brought about growing pains as evidenced by supply chain problems and rising prices.  Although current economic conditions are more favorable than the prior year, the outlook for continued growth is characterized by elevated uncertainty with potential for unevenness across markets and sectors.  Although household and business credit and liquidity is strong currently, further pandemic-related disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans; declines in assets under management, affecting wealth management revenues; negative impacts on regional economic conditions resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability; and impacts on the implementation of our growth strategy.  While the recovery this past year has been strong, the pace of growth in the U.S. and globally could decline as a result of rising inflation, higher interest rates, the pervasiveness of supply chain challenges across industries, and the persistence of the virus in variant forms.

Overall, we believe that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future.  There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

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

The Company currently conducts its banking operations in downstate Illinois; suburban Chicago, Illinois; the St. Louis, Missouri metropolitan area; central Indiana; and southwest Florida.  Economic conditions within Busey’s markets were adversely impacted by the COVID-19 pandemic, and although conditions have improved this past year, elevated unemployment, economic decline, on-going business restrictions and operational uncertainty continue to impact the markets overall, and in particular, certain industry sectors.  The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is characterized with low credit ratings, pension under-funding, budget deficits, and lower job growth rates than most of the country; furthermore, Illinois was one of three states in the country to lose population in the last decade.  Notably, with the recent improvement in the state’s financial outlook, during the second half of 2021 Illinois received improved ratings from Moody’s Investor Service, S&P Global Ratings, and Fitch.  The Company operates in markets with significant university and healthcare presence, which rely heavily on state and federal funding and contracts.  Payment delays by the State of Illinois to its vendors and government-sponsored entities, as well as potential federal changes to healthcare laws, could affect the Company’s primary market areas, which could in turn adversely affect its financial condition and results of operations.  The partial shutdown of colleges and universities across the state may also impact businesses heavily reliant on the colleges and universities for revenue generation.  Recent downturns in local operating markets where banking operations occur could result in a decrease in demand for the Company’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures, and reduced wealth management fees resulting from lower asset values.

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

In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700.0 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic and reduced the interest it pays on excess reserves.  The prolonged reduction in interest rates is likely to continue to have an adverse effect on our net interest income and margins and our profitability.  The impact of the prolonged low rates will also continue to affect rate spreads and return on earning assets.

The Company’s wealth management business may also be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, which could affect the values of assets under care.  Management contracts generally provide for fees payable for wealth management services based on the market value of assets under care.  Because most of the Company’s contracts provide for a fee based on market values of securities, declines in securities prices may have an adverse effect on the Company’s results of operations from this business.  Market declines and reductions in the value of customers’ wealth management accounts, could also result in the loss of wealth management customers, including those who are also banking customers.

The Federal Reserve has signaled that it will begin to increase rates, taper its quantitative easing program, and reduce its balance sheet of bonds and other assets in 2022, but will do so with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain.  Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit.  Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain nonbank financial intermediaries such as hedge funds.  The financial crisis in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress.  Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans.  On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021.  End dates for LIBOR have now been set, and U.S. Regulators have issued guidance as of October 2021 that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates by December 31, 2021.  The Alternative Reference Rate Committee has proposed that SOFR is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, but has also advised market participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

Contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties.  Although the Company has actively worked to plan for the transition away from LIBOR, the transition is both complex and challenging and the downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact financial markets and individual institutions.  If the Company’s selected alternative rate is based on a small transaction volume, it could be susceptible to volatility and disruption during times of market stress.  Furthermore, if the Company fails to properly address legacy contracts by adding robust fallback positions, it will be exposed to interest rate risks and potential loss of yields.  Finally, if the Company or other market participants fail to properly plan to implement alternative rates other than LIBOR, it could have an adverse effect on the Company and the financial system as a whole.  In 2021, we began the transition to SOFR and other interest rate benchmarks in anticipation of the cessation of the publication of LIBOR.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The U.S. has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021.  Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted.  In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations.  Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness.  It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls.  The duration and severity of the current inflationary period cannot be estimated with precision.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions.  Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market.  A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.  An overall labor shortage, lack of skilled labor, increased turnover, or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.

Regulatory and Legal Risks

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition, or results of operations.

Laws, regulations, rules, policies, and regulatory interpretations governing the Company continue to evolve and will likely continue to change over time as Congress and various regulatory agencies react to adverse economic conditions or other matters.  The 2021 change of the presidential administration and Congressional control has prompted new or revitalized financial services regulation.  The extent and scope of potential financial regulations is hard to predict, but continued changes are expected to occur as leadership and priorities in various regulatory bodies shifts.

Implementation of current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, achieve satisfactory interest spreads, and enter into acquisition and merger agreements, and could expose the Company to additional expense, including increased compliance costs.  Appointments to the primary banking regulatory agencies affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.  Executive orders, future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict.  In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

These rule and regulatory changes may also require the Company to invest significant management attention and resources so as to make necessary changes to operations in order to comply.  In addition to the expense and uncertainty related to increased regulation, the financial services industry in recent years has faced more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices; fee-based products and other consumer compliance matters, and compliance with the Bank Secrecy Act, anti-money laundering laws, and the USA PATRIOT Act, which focuses on money laundering in the form of terrorist financing.  Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations.  These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices.  If the Company were the subject of an enforcement action, it could have an adverse impact on the Company.

As the Company continues to grow in asset size and complexity, regulatory expectations and scrutiny will likely increase and could have a potential impact on the Company’s operations and business.

The Company has grown steadily over the past several years, increasing size through both organic growth and strategic acquisitions.  As financial institutions grow, so do the expectations of regulatory agencies regarding the financial institution’s ability to control for increasingly complex and sophisticated business operations.  Certain regulations and laws have embedded asset thresholds that change regulatory expectations, have different financial statement impacts, require different committee and management compositions, or enhance certain reporting requirements.  For example, as further discussed in the Supervision and Regulation section, the Dodd-Frank Act included a number of requirements that trigger when a banking entity crosses over $10.0 billion in assets.  The Company anticipated crossing the $10.0 billion threshold for some time, and it did so in 2020.

On November 20, 2020, the federal bank regulatory agencies announced an Interim Final Rule, providing temporary relief for certain community banking organizations related to certain regulations and reporting requirements as a result of growth in size from the COVID-19 response.  The Company has been provided temporary relief under this rule with respect to the interchange revenue impacts of the Durbin Amendment.  The Company did not reduce its asset size back below the $10.0 billion threshold and has instead increased assets to $12.9 billion as of December 31, 2021.  The relief expired December 31, 2021, and as a result, regulatory expectations, scrutiny, and reporting requirements are expected to continue to increase, and may affect the Company’s operations and strategies.

Laws impacting cannabis-related businesses in Illinois and other states may have an impact on the Company’s operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana.  Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries.  It is Busey Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (ii) derive a material amount of revenue from providing products or services to, or other involvement with, such entities.  Busey Bank is taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities.  Nonetheless, shifts in Illinois law legalizing cannabis use, along with shifts in Missouri and Florida law allowing medicinal use and decriminalizing possession, have increased the number of direct and indirect cannabis-related businesses in some of the states in which the Company operates, and therefore increases the likelihood that Busey Bank could interact with such businesses, as well as their owners and employees.  Such interactions could create additional legal, regulatory, strategic, and reputational risk to Busey Bank and the Company.

Credit and Lending Risks

Heightened credit risk associated with lending activities may result in insufficient loan loss provisions, which could have material adverse effect on the Company’s results of operations and financial condition.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from economic and market conditions.  The Company attempts to reduce its credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic locations, and periodic independent reviews of outstanding loans by its loan review and audit departments as well as external parties.  However, while such procedures help reduce risks, they cannot be expected to completely eliminate the Company’s credit risks.  Borrowers may experience difficulties in repaying their loans for any of a variety of reasons resulting in a rise in the level of nonperforming loans, charge-offs, delinquencies, and/or a need for increases in the provision for loan losses.  When economic conditions decline or significant shifts in demand change, as they have during the COVID-19 pandemic, increases in non-performing loans, charge-offs, and delinquencies become more likely.

The Company estimates and establishes reserves for credit losses and maintains them at a level considered adequate by management to absorb probable credit losses based on a continual analysis of the Company’s portfolio and market environment.  These reserves represent the Company’s estimate of probable losses in the portfolio at each balance sheet date and are based upon other relevant information available.

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

Federal regulatory agencies, in consultation with FASB, issued updated guidance on March 22, 2020, for classifying loans as TDRs, which allowed banks to modify loans of customers stressed by COVID-19 without having to classify the loan as a TDR.  While this updated guidance provided temporary relief for both borrowers and banks, these loan modifications may not be sufficient to keep the assets the Company holds from deteriorating if the duration of the pandemic is prolonged.

Concentrations of credit and market risk could increase the potential for significant losses.

The Company may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or geographic location of the borrower or collateral.  A significant portion of the Company’s loan portfolio is made up of commercial, commercial real estate, and retail real estate loans.  Thus, deterioration in economic conditions or real estate values could result in higher credit costs and losses to the Company.  The global pandemic in 2020 significantly impacted both global and domestic markets and economies as shutdowns and restrictions to prevent the spread of the virus affected several different business sectors.  Although many business sectors rebounded as restrictions lifted during 2021, the full impact of the shutdowns and restrictions, along with the effect of changing demands resulting from the pandemic cannot be known at this time.  The Company has taken additional steps to quantify the potential risk and impacted industries that are likely to experience stress to cash flows and pose higher potential default risk.

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

As indicated in the “Item 1A.  Risk Factors—Economic and Market Risks” section above, the Company’s ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor, and counterparty confidence and could lead to losses or defaults by the Company or by other institutions.  The Company could experience growth as a result of the difficulties or failures of other banks or government-sponsored financial institutions, which would increase its funding needs.

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

The Company currently conducts its banking operations in downstate Illinois; suburban Chicago, Illinois; the St. Louis, Missouri, metropolitan area; central Indiana; and southwest Florida.  In addition, the Company currently offers fiduciary and wealth management services, which account for a significant portion of its non-interest income.  Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas.  These competitors include national banks, regional banks, and other community banks.  The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries.  In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas.  Also, technology and other changes have lowered barriers to entry and made it possible for non-banks or financial technology companies, as well as other large technology corporations, to offer products and services traditionally provided by banks.  For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds, can apply for and receive credit, and can also complete transactions such as paying bills and/or transferring funds without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  Increased competition in the Company’s markets may result in reduced loans, deposits, and commissions and brokers’ fees, as well as reduced net interest margin and profitability.  Ultimately, the Company may not be able to compete successfully against current and future competitors.  If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations, and financial condition.

Rapid speed of disruptive innovations enabled by new and emerging technologies and/or other market forces may outpace the Company’s ability to compete.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services.  In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to both reduce costs and service customers beyond the bank’s traditional branch footprint.  Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations.  Ultimately, if we fall behind in our ability to be adaptive and innovative, attracting new customers and sustaining customer loyalty and retention may be increasingly difficult as a result of evolving customer preferences and/or demographic shifts in our existing customer base.

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

The Company’s risk management framework seeks to mitigate risk and loss.  It has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, compliance risk and reputational risk, among others.  However, as with any risk management framework, there are inherent limitations.  Risks may exist, or emerge in the future, that have not been appropriately identified or anticipated.  As it continues to grow, the Company’s ability to successfully identify and manage the risks it faces is an important factor that can significantly impact results.  If its risk management framework is not commensurate with its risk profile, the Company could suffer unexpected losses and could be materially adversely affected.

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

Although the Company devotes significant resources to maintain and regularly upgrade systems and processes designed to protect the security of its computer systems, software, networks, and other technology assets, these measures do not provide absolute security.  In the past year, a myriad of industries and institutions have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks, and other means.  In addition, cyber attackers have taken advantage of the pandemic to create campaigns to leverage individuals fears and uncertainties as well as capitalize on the increased number of transactions occurring on digital channels.  The implementation of remote working arrangements that use virtual private networks, virtual conferencing services, and telecommunication technologies can increase insider risk, cybersecurity vulnerabilities, and other operational exposures.  Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk.

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

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card, debit card and other payment-related transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third-parties, including merchant acquiring banks, payment processors, payment card networks, and its processors.  Cyber-attacks or other breaches, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in breach and fraud-related losses as well as increased costs, all of which could have a material adverse effect on the Company’s business.

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

These risks have increased for all financial institutions globally as new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions, and the sophistication and activities of malicious individuals and organizations have increased substantially.  Despite the Company’s significant investment in security resources and its continued efforts to prevent or limit the effects of potential threats, it is possible that the Company may not be able to anticipate or implement effective preventative measures against all security incidents.

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

Much of the Company’s success and growth has been influenced by its ability to attract and retain management experienced in banking and financial services and familiar with the communities in its market areas.  The Company’s ability to retain executive officers, current management teams, lending and retail banking officers, and administrative staff of its subsidiaries continues to be important to the successful implementation of its strategy.  In addition, the Company’s ability to retain key personnel at acquired financial institutions is vitally important to the Company’s strategy to grow through mergers and acquisitions.  Also critical is the Company’s ability to attract and retain diverse and qualified staff with the appropriate level of experience and knowledge about its market areas so as to implement its community-based operating strategy.  Recent changes in labor market conditions have contributed to heightened levels of employee attrition and increased competition for talent, which has in turn driven wage rates higher and may contribute to an increase in operating expenses.  The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition, and results of operation.

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

Climate change or other adverse external events could significantly impact the Company’s business.

Severe weather, natural disasters, geopolitical risks and acts of terrorism or war, widespread disease or pandemics, as is currently being experienced, and other adverse external events could have a significant impact on the Company’s ability to conduct business.  Climate change, in particular, presents multi‐faceted risks including: operational risk from the physical effects of climate events on our and our customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; and reputational risk from stakeholder concerns about our practices related to climate change.

Climate change exposes the Company to physical risk as its effects may lead to more frequent shifts in weather patterns and more extreme weather events that could damage, destroy, or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance to cover losses; and/or disrupt our operations through prolonged outages.  Such events and long‐term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains, and distribution networks.

Furthermore, banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities.  Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon‐intensive environment, we face regulatory risk of increasing focus on our resilience to climate‐related risks, including in the context of stress testing for various climate stress scenarios.  Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

First Busey and Busey Bank’s headquarters are located at 100 West University Avenue, Champaign, Illinois.  FirsTech’s headquarters is located at 130 North Water Street, Decatur, Illinois.  These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity.  First Busey and its subsidiaries also own or lease other facilities, such as banking centers of Busey Bank, for business operations.

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

The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements, and financial condition of the Company and its subsidiaries.  See “Item 1.  Business—Supervision, Regulation and Other Factors—Supervision and Regulation of the Company—Dividend Payments” and “Item 1.  Business—Supervision, Regulation and Other Factors—Supervision and Regulation of Busey Bank—Dividend Payments” for further discussion of these matters.

As of February 24, 2022, First Busey Corporation had 55,290,645 shares of common stock outstanding held by 2,269 holders of record.  Additionally, there were an estimated 11,536 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.

Stock Repurchases

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date.  On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares.  During the fourth quarter of 2021, the Company purchased 418,000 shares under the plan.  At December 31, 2021, the Company had 535,824 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	158,000	$25.62	158,000	795,824
November 1-30, 2021	124,000	$27.00	124,000	671,824
December 1-31, 2021	136,000	$26.55	136,000	535,824
Three Months Ended December 31, 2021	418,000	$26.33	418,000

Year Ended December 31, 2021	1,323,000	$24.98	1,323,000

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the S&P US BMI Banks – Midwest Region for the five years ended December 31, 2021.

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
First Busey Corporation	$100.00	$99.63	$83.80	$97.03	$79.59	$104.07
S&P U.S. BMI Banks – Midwest Region	100.00	107.46	91.76	119.38	102.64	135.60
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85

In prior years, the Company used the SNL Midwest Bank Index, which was retired as of August 7, 2021.  The S&P U.S. BMI Banks – Midwest Region is deemed the closest replacement currently available.

Banks in the S&P U.S. BMI Banks - Midwest Region represent all Major Exchange Traded Banks in S&P Capital IQ’s coverage universe headquartered in Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, South Dakota, and Wisconsin.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition as of December 31, 2021, and 2020, and the results of operations for the years ended December 31, 2021, 2020, and 2019, of First Busey and its subsidiaries.  It should be read in conjunction with “Item 1.  Business,” the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements included in this Annual Report.

Detailed discussion and analysis of the financial condition and results of operation for 2021 as compared to 2020 can be found below.  Comparison of 2020 to 2019 can be found in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report.

Impact of COVID-19

Although the progression of the COVID-19 pandemic in the U.S. has impacted First Busey’s results of operations, we continue to navigate the economic environment caused by COVID-19 effectively and prudently and remain resolute in our focus on serving our customers, communities, and associates while protecting our balance sheet.  We remain vigilant, given that negative impacts of COVID-19, such as further margin compression and a deterioration in asset quality, could impact future quarters.

Effects on Our Market Areas

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

Policy and Regulatory Developments

Federal, state, and local governments, and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic.  Regulatory actions taken during 2021 include the following:

●	On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021, a $1.9 trillion relief package providing a third round of Economic Impact Payments to millions of eligible Americans, expanding unemployment benefits and tax credits, providing additional assistance to small businesses, and creating a $10 billion homeowner assistance fund. This fund can be used toward delinquent mortgage payments and is intended to minimize foreclosures in the coming months. An additional $7.25 billion in PPP funding was provided, and eligibility criteria was expanded to include some non-profit organizations.

●	On March 30, 2021, President Biden signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021, or until funding was exhausted. PPP funding for loans originated by lenders other than community financial institutions was exhausted as of May 6, 2021. All PPP funding was exhausted as of May 28, 2021.

Our Response

We have taken, and continue to take, numerous steps in response to the COVID-19 pandemic, including the following:

●	First Busey offered a Financial Relief Program to qualifying customers designed to alleviate some of the financial hardships that they faced as a result of COVID-19. This program offered solutions for all types of customers—including retail, personal loan, and mortgage—as well as commercial clients and small businesses. The program included options for loan payment deferrals as well as certain fee waivers. As of December 31, 2021, we had 32 commercial loans remaining on interest-only payment deferrals representing $128.7 million in loans. In addition, as of December 31, 2021, we had two retail loans on payment deferrals representing $0.1 million.

●	First Busey has served as a bridge for the PPP, actively helping existing and new business clients sign up for this important financial resource. The following table summarizes our PPP loans as of December 31, 2021 (dollars in thousand):

	CARES	Economic Aid	PPP Loan
	Act	Act	Totals
Customers with PPP loans processed/acquired	4,595	2,753	7,348
PPP loans originated/acquired	$765,212	$324,593	$1,089,805

Customers with PPP loans outstanding	51	741	792
PPP loans outstanding	$5,738	$71,152	$76,890
PPP loans outstanding, amortized cost	5,731	69,227	74,958

PPP loan balance forgiveness:
Received	$746,899	$252,131	$999,030
Balances submitted to the SBA for forgiveness	1,952	5,144	7,096

Critical Accounting Estimates

First Busey has established various accounting policies that govern the application of GAAP in the preparation of its Consolidated Financial Statements.  Significant accounting policies are described in “Note 1.  Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective, or complex.  These estimates involve judgments, assumptions, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood.  Further, changes in accounting standards could impact our critical accounting estimates.  The following policies could be deemed critical:

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

A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis.  To determine the appropriate accounting, we must first determine if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the fair value increases to at least the amortized cost basis.  If either of those selling events is expected, we will write down the amortized cost basis of the security to its fair value.  This is achieved by writing off any previously recorded allowance, if applicable, and recognizing any incremental impairment through earnings.  If we do not intend to sell the security, nor believe it more likely than not that we will be required to sell the security before the fair value recovers to the amortized cost basis, we must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.

We consider the following factors in assessing whether the decline is due to a credit loss:

●	Extent to which the fair value is less than the amortized cost basis;
●	Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors);
●	Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
●	Failure of the issuer of the security to make scheduled interest or principal payments; and
●	Any changes to the rating of the security by a rating agency.

Impairment related to a credit loss must be measured using the discounted cash flow method.  Credit loss recognition is limited to the fair value of the security.  The impairment is recognized by establishing an allowance through provision for credit losses.  Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting.  Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.  Goodwill is not amortized, instead, we assess the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired.

Income Taxes

First Busey estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions.  Estimated income tax expense is reported in the Consolidated Statements of Income.  Accrued and deferred taxes, as reported in other assets or other liabilities in the Consolidated Balance Sheets, represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future.  Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations, and other relevant factors.  Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.

Allowance for Credit Losses

First Busey calculates the ACL at each reporting date.  We recognize an allowance for the lifetime expected credit losses for the amount we do not expect to collect.  Measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported book value.  The calculation also contemplates that First Busey may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

In determining the allowance, management relies predominantly on a disciplined credit review and approval process that extends to the full range of First Busey’s credit exposure.  The ACL must be determined on a collective (pool) basis when similar risk characteristics exists.  On a case-by-case basis, we may conclude a loan should be evaluated on an individual basis based on the disparate risk characteristics.

Loans deemed uncollectible are charged against and reduce the allowance.  A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the allowance at a level that management deems adequate.  Determining the allowance involves significant judgments and assumptions by management.  Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.

Executive Summary

Operating Results

Results of our operations are presented below, segregated by operating segment (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income by operating segment
Banking	$117,844	$101,226	$106,409
FirsTech	1,527	2,372	4,060
Wealth Management	18,570	13,181	11,135
Other	(14,492)	(16,435)	(18,651)
Net income	$123,449	$100,344	$102,953

Operating Performance

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage our financial performance (dollars in thousands, except per share amounts):

		Years Ended December 31,
		2021	2020	2019
Reported:	Net income	$123,449	$100,344	$102,953
Adjusted:	Net income (1)	137,108	108,728	118,429

Reported:	Diluted earnings per common share	$2.20	$1.83	$1.87
Adjusted:	Diluted earnings per common share (1)	2.45	1.98	2.15

Reported:	Pre-provision net revenue (1)	$138,652	$165,672	$144,862
Adjusted:	Pre-provision net revenue (1)	160,792	180,516	166,156

Reported:	Pre-provision net revenue to average assets (1)	1.16%	1.61%	1.53%
Adjusted:	Pre-provision net revenue to average assets (1)	1.35%	1.75%	1.76%
(3)	See “Item 1. Business—Non-GAAP Financial Information.”

On May 31, 2021, First Busey completed its acquisition of CAC, the holding company for GSB.  GSB was operated as a separate banking subsidiary from June 1, 2021, until August 14, 2021, when it was merged with and into Busey Bank.  At that time GSB’s seven banking centers became banking centers of Busey Bank.  When we completed the GSB acquisition, we reset the baseline for the future financial performance of First Busey in a multitude of positive ways.  With GSB now merged and integrated, we expect to see the full contribution of synergies of GSB reflected in our financial performance in the years ahead.

On November 19, 2021, 17 banking centers, two of which were previously GSB banking centers, were closed and consolidated, as part of the Company’s efforts to ensure a balance between its physical banking center network and robust digital banking services while also optimizing operating efficiency.  Following the completion of these banking center closures and consolidations, the Company continues to operate a total of 58 banking centers across its markets.

First Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP.  Non-operating pretax adjustments for 2021 included $13.6 million of expenses related to acquisitions and $3.7 million of expenses related to other restructuring costs.  The reconciliation of non-GAAP measures (including pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, adjusted pre-provision net revenue to average assets, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted noninterest expense, efficiency ratio, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity), which First Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Annual Report.  See “Item 1.  Business—Non-GAAP Financial Information.”

Combined, revenues from wealth management fees and payment technology solutions activities represented 53.8% of First Busey’s noninterest income in 2021, providing a balance to spread-based revenue from traditional banking activities.  Further, noninterest income, excluding net securities gains (losses) represented 32.4% of total revenue for the year ended December 31, 2021.

Results of Operation — Three Years Ended December 31, 2021

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

Average Balance Sheets and Interest Rates

Average balances, income and expense, and yield rates are presented below for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2021			2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing bank deposits and federal funds sold	$630,687	$1,151	0.18%	$488,786	$1,723	0.35%	$312,604	6,320	2.02%
Investment securities:
U.S. Government obligations	180,041	1,692	0.94%	135,204	2,915	2.16%	300,805	7,323	2.43%
Obligations of states and political subdivisions (1)	299,064	7,694	2.57%	293,070	8,353	2.85%	281,460	8,294	2.95%
Other securities	2,876,714	37,166	1.29%	1,411,826	29,857	2.11%	1,187,026	31,335	2.64%
Loans held for sale	21,803	506	2.32%	82,106	2,184	2.66%	38,447	1,275	3.32%
Portfolio loans (1), (2)	6,969,807	252,946	3.63%	7,006,946	284,306	4.06%	6,469,920	304,700	4.71%
Total interest-earning assets (1), (3)	$10,978,116	$301,155	2.74%	$9,417,938	$329,338	3.50%	$8,590,262	$359,247	4.18%

Cash and due from banks	133,711			118,739			114,619
Premises and equipment	138,731			146,144			148,063
ACL	(97,397)			(88,248)			(52,284)
Other assets	751,774			697,683			643,030
Total assets	$11,904,935			$10,292,256			$9,443,690

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,619,942	$1,922	0.07%	$2,153,230	$4,718	0.22%	$1,865,506	$10,638	0.57%
Savings and money market deposits	3,092,992	2,817	0.09%	2,567,962	5,960	0.23%	2,386,171	13,767	0.58%
Time deposits	1,040,709	7,844	0.75%	1,356,347	20,013	1.48%	1,675,477	30,672	1.83%
Federal funds purchased and repurchase agreements	218,454	227	0.10%	187,811	660	0.35%	196,681	2,348	1.19%
Borrowings (4)	268,767	12,452	4.63%	217,702	9,352	4.30%	219,920	8,172	3.72%
Junior subordinated debt issued to unconsolidated trusts	71,545	2,840	3.97%	71,376	2,960	4.15%	71,214	3,414	4.79%
Total interest-bearing liabilities	$7,312,409	$28,102	0.38%	$6,554,428	$43,663	0.67%	$6,414,969	$69,011	1.08%

Net interest spread (1)			2.36%			2.83%			3.10%

Noninterest-bearing deposits	3,142,155			2,364,442			1,746,938
Other liabilities	125,509			133,012			95,656
Stockholders’ equity	1,324,862			1,240,374			1,186,127
Total liabilities and stockholders’ equity	$11,904,935			$10,292,256			$9,443,690

Interest income / earning assets (1), (3)	$10,978,116	$301,155	2.74%	$9,417,938	$329,338	3.50%	$8,590,262	$359,247	4.18%
Interest expense / earning assets	$10,978,116	$28,102	0.25%	$9,417,938	$43,663	0.47%	$8,590,262	$69,011	0.80%
Net interest margin (1)		$273,053	2.49%		$285,675	3.03%		$290,236	3.38%
(4)	On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
(5)	Non-accrual loans have been included in average portfolio loans.
(6)	Interest income includes a tax-equivalent adjustment of $2.4 million, $2.7 million, and $3.0 million for 2021, 2020 and 2019, respectively. Interest income includes $14.0 million and $15.2 million of fees, net of deferred costs related to PPP loans for 2021 and 2020, respectively.
(7)	Includes short-term borrowings, long-term debt, senior and subordinated notes. Interest expense includes a non-usage fee on our revolving credit facility.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income are presented in the table below:

	Years Ended December 31,
	2021 vs. 2020 Change Due To			2020 vs. 2019 Change Due To
	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Increase (decrease) in interest income
Interest-bearing bank deposits and federal funds sold	$410	$(982)	$(572)	$2,369	$(6,966)	$(4,597)
Investment securities:
U.S. Government obligations	765	(1,988)	(1,223)	(3,650)	(758)	(4,408)
Obligations of state and political subdivisions	168	(827)	(659)	336	(277)	59
Other securities	22,213	(14,904)	7,309	5,359	(6,837)	(1,478)
Loans held for sale	(1,430)	(248)	(1,678)	1,204	(295)	909
Portfolio loans	(1,499)	(29,861)	(31,360)	23,979	(44,373)	(20,394)
Change in interest income	$20,627	$(48,810)	$(28,183)	$29,597	$(59,506)	$(29,909)

Increase (decrease) in interest expense
Interest-bearing transaction deposits	$855	$(3,651)	$(2,796)	$1,438	$(7,358)	$(5,920)
Savings and money market deposits	931	(4,074)	(3,143)	769	(8,576)	(7,807)
Time deposits	(3,923)	(8,246)	(12,169)	(5,281)	(5,378)	(10,659)
Federal funds purchased and repurchase agreements	95	(528)	(433)	(109)	(1,579)	(1,688)
Borrowings	2,289	811	3,100	260	920	1,180
Junior subordinated debt owed to unconsolidated trusts	7	(127)	(120)	8	(462)	(454)
Change in interest expense	$254	$(15,815)	$(15,561)	$(2,915)	$(22,433)	$(25,348)
Increase (decrease) in net interest income	$20,373	$(32,995)	$(12,622)	$32,512	$(37,073)	$(4,561)

Percentage (decrease) increase in net interest income over prior period			(4.4)%			(1.6)%

Earning Assets, Sources of Funds, and Net Interest Margin

Changes in average earning assets, sources of funds, and net interest margin are presented in the tables below (dollars in thousands):

	Years Ended December 31,
	2021	2020	Change	% Change
Average interest-earning assets	$10,978,116	$9,417,938	$1,560,178	16.6%
Average interest-bearing liabilities	7,312,409	6,554,428	757,981	11.6%
Average noninterest-bearing deposits	3,142,155	2,364,442	777,713	32.9%

Total average deposits	9,895,798	8,441,981	1,453,817	17.2%
Total average liabilities	10,580,073	9,051,882	1,528,191	16.9%

Average noninterest-bearing deposits as a percent of total average deposits	31.8%	28.0%
Total average deposits as a percent of total average liabilities	93.5%	93.3%

	Years Ended December 31,
	2021	2020	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$301,155	$329,338	$(28,183)	(8.6)%
Interest expense	28,102	43,663	(15,561)	(35.6)%
Net interest income, on a tax equivalent basis (1)	$273,053	$285,675	$(12,622)	(4.4)%

Net interest margin (1), (2)	2.49%	3.03%
(1)	Assuming a federal income tax rate of 21.0%.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

The Consolidated Average Balance Sheets and interest rates were impacted in 2021 and 2020 by numerous factors surrounding COVID-19.  Further, the 2021 Consolidated Average Balance Sheet was impacted by the CAC acquisition.  The FOMC rate cuts during the first quarter of 2020 have contributed to the decline in net interest margin, as assets, in particular commercial loans, repriced more quickly and to a greater extent than liabilities.  Net interest margin has also been negatively impacted by existing loan amortization and paydowns at higher rates than new loan production, the sizeable balance of lower-yielding PPP loans, significant growth in the Company’s liquidity position, and the issuance of debt.  Those impacts were partially offset by the Company’s efforts to lower deposit funding costs as well as the fees recognized on PPP loans.

First Busey remains substantially core deposit funded, with robust liquidity and significant market share in the communities we serve.  As of December 31, 2021, our loan to deposit ratio was 66.8% and core deposits represented 98.7% of total deposits outstanding (excluding time deposits with balances greater than $250,000).

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.36% in 2021 compared to 2.83% in 2020 and 3.10% in 2019, each on a tax equivalent basis.

Annualized net interest margins for the quarterly periods indicated were as follows:

	2021	2020	2019
First Quarter	2.72%	3.20%	3.46%
Second Quarter	2.50%	3.03%	3.43%
Third Quarter	2.41%	2.86%	3.35%
Fourth Quarter	2.36%	3.06%	3.27%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

Noninterest Income

Changes in noninterest income are summarized in the tables below for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change
Noninterest income
Wealth management fees	$53,086	$42,928	$10,158	23.7%
Fees for customer services	35,604	31,604	4,000	12.7%
Payment technology solutions	18,347	15,628	2,719	17.4%
Mortgage revenue	7,239	13,038	(5,799)	(44.5)%
Income on bank owned life insurance	5,166	5,380	(214)	(4.0)%
Net gains (losses) on sales of securities	29	1,724	(1,695)	(98.3)%
Unrealized gains (losses) recognized on equity securities	3,041	(393)	3,434	873.8%
Other income	10,292	8,356	1,936	23.2%
Total noninterest income	$132,804	$118,265	$14,539	12.3%

	Years Ended December 31,
	2020	2019	Change	% Change
Noninterest income
Wealth management fees	$42,928	$38,561	$4,367	11.3%
Fees for customer services	31,604	36,683	(5,079)	(13.8)%
Payment technology solutions	15,628	15,643	(15)	(0.1)%
Mortgage revenue	13,038	11,703	1,335	11.4%
Income on bank owned life insurance	5,380	5,795	(415)	(7.2)%
Net gains (losses) on sales of securities	1,724	741	983	NM
Unrealized gains (losses) recognized on equity securities	(393)	(759)	366	48.2%
Other income	8,356	8,048	308	3.8%
Total noninterest income	$118,265	$116,415	$1,850	1.6%

Total noninterest income increased 12.3% to $132.8 million for the year ended December 31, 2021, compared to $118.3 million for the year ended December 31, 2020.  Revenues from wealth management fees and payment technology solutions represented 53.8% for the year ended December 31, 2021, compared to 49.5% for the year ended December 31, 2020.  Payment technology solutions revenue relates to our payment processing company, FirsTech.

Wealth management fees increased 23.7% to $53.1 million in 2021, compared to $42.9 million in 2020.  Assets under care increased 24.5% to $12.7 billion as of December 31, 2021, compared to $10.2 billion at December 31, 2020.  The increase in assets under care includes $1.2 billion related to assets obtained in the acquisition of CAC, with the remaining $1.3 million related to organic and market related growth.

Fees for customer services increased 12.7% to $35.6 million in 2021, compared to $31.6 million in 2020.  Fees for customer services have been impacted since early 2020 by changing customer behaviors resulting from COVID-19, and government stimulus programs, and continue to rebound with improving economic conditions and customer activity levels.

Payment technology solutions revenue increased 17.4% to $18.3 million in 2021, compared to $15.6 million in 2020.  Fluctuations in payment technology solutions revenue were primarily the result of increased payment and volume activity as well as growth in customers served by FirsTech.  FirsTech operations add important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally.  We are currently making strategic investments in FirsTech to further enhance future growth including further upgrades to the product and engineering teams to build an API first cloud-based platform to provide for fully integrated payment capabilities as well as the continued development of our BaaS platform.

Mortgage revenue decreased 44.5% to $7.2 million in 2021, compared to $13.0 million in 2020.  Sold-loan mortgage volume declined in 2021 compared to 2020 due to a higher share of portfolio loan production in 2021.

Income on bank owned life insurance decreased 4.0% to $5.2 million in 2021, compared to $5.4 million in 2020, as a result of a decrease in earnings on the cash surrender value of the policies.

Other income increased 23.2% to $10.3 million in 2021 compared to $8.4 million in 2020.  Other income variances are primarily driven by fluctuations in income generated from swap origination fees, commercial loan sales gains, and gains and losses on fixed asset disposal.

Noninterest Expense

Changes in noninterest expense are summarized in the tables below for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$145,312	$126,719	$18,593	14.7%
Data processing	21,862	16,426	5,436	33.1%
Net occupancy expense of premises	18,346	17,607	739	4.2%
Furniture and equipment expenses	8,301	9,550	(1,249)	(13.1)%
Professional fees	7,549	8,396	(847)	(10.1)%
Amortization of intangible assets	11,274	10,008	1,266	12.6%
Interchange expense	5,792	4,810	982	20.4%
Other expense	43,344	40,681	2,663	6.5%
Total noninterest expense	$261,780	$234,197	$27,583	11.8%

Income taxes	$33,374	$27,862	$5,512	19.8%
Effective income tax rate	21.3%	21.7%

Efficiency ratio (1)	62.2%	55.7%
Adjusted efficiency ratio (1)	57.9%	53.0%

Full-time equivalent employees as of period-end	1,463	1,346	117	8.7%
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, both of which are non-GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”

	Years Ended December 31,
	2020	2019	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$126,719	$140,473	$(13,754)	(9.8)%
Data processing	16,426	21,511	(5,085)	(23.6)%
Net occupancy expense of premises	17,607	18,176	(569)	(3.1)%
Furniture and equipment expenses	9,550	9,506	44	0.5%
Professional fees	8,396	11,104	(2,708)	(24.4)%
Amortization of intangible assets	10,008	9,547	461	4.8%
Interchange expense	4,810	4,141	669	16.2%
Other expense	40,681	44,336	(3,655)	(8.2)%
Total noninterest expense	$234,197	$258,794	$(24,597)	(9.5)%

Income taxes	$27,862	$31,485	$(3,623)	(11.5)%
Effective income tax rate	21.7%	23.4%

Efficiency ratio (1)	55.7%	61.3%
Adjusted efficiency ratio (1)	53.0%	56.3%

Full-time equivalent employees as of period-end	1,346	1,531	(185)	(12.1)%
(1)	For a reconciliation of efficiency ratio and adjusted efficiency ratio, non-GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”

Total noninterest expense increased to $261.8 million in 2021, compared to $234.2 million in 2020.  Non-operating acquisition and other restructuring increased to $17.4 million in 2021, compared to $10.7 million in 2020, contributing $6.7 million of the total $27.6 million increase in noninterest expense.  In addition, GSB’s results of operations were included in First Busey’s consolidated results of operations beginning June 1, 2021.  We remain focused on expense discipline and have begun to realize synergies from the GSB merger and Personal Banking Transformation Plan, which resulted in the consolidation of 17 branches across our various markets.

Salaries, wages, and employee benefits increased to $145.3 million in 2021, compared to $126.7 million in 2020.  Non-operating expenses contributed $5.3 million of the total $18.6 million increase.  Salaries, wages, and employee benefit expenses were also impacted by increases in full-time equivalent employees since June 1, 2021, related to the CAC acquisition, and we began to see synergies in late August after GSB was merged into Busey Bank.  We had a total of 1,463 full-time equivalents at December 31, 2021, compared to 1,346 at December 31, 2020.  Current labor market trends reflect a shrinking labor supply, while job growth reflects increasing demand for a skilled workforce, putting further upward pressure on salaries, wages, and employee benefits.

Data processing expense increased to $21.9 million in 2021, compared to $16.4 million in 2020.  Non-operating expenses comprised $3.6 million of the total $5.4 million increase.  Data processing for 2021 also includes data processing related to CAC from June 1, 2021, until GSB merged with Busey Bank on August 14, 2021.

Combined, net occupancy expense of premises and furniture and equipment expenses decreased to $26.6 million in 2021, compared to $27.2 million in 2020.  GSB added 7 branches on June 1, 2021.  We closed 12 banking centers in October 2020, and completed the previously announced closure and consolidation of 17 banking centers, two of which were formerly GSB banking centers, in November 2021.  The full benefit of reduction in expenses related to these locations will be realized in future periods as those properties are divested.

Professional fees decreased to $7.5 million in 2021, compared to $8.4 million in 2020, as a result of decreases in legal fees, audit and accounting fees, payroll service costs, and consulting fees.  Excluding non-operating expenses, professional fees decreased from $7.8 million in 2020 to $5.9 million in 2021.

Amortization of intangible assets increased to $11.3 million in 2021, compared to $10.0 million in 2020, as a result of increases in intangible asset balances from the acquisition of CAC.

Interchange expense increased to $5.8 million in 2021, compared to $4.8 million in 2020, as a result of increased payment and volume activity at FirsTech.

Other expense increased to $43.3 million in 2021, compared to $40.7 million in 2020.  Variances occurred across multiple expense categories, including NMTC amortization, regulatory expenses, marketing, business development, recruiting and onboarding, director compensation, and card service fees, partially offset by lower MSR valuation impairment, lower fixed asset impairment, and releases in the provision for unfunded commitments.

Efficiency Ratio (1)

The efficiency ratio is calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses.  The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio was 62.2% in 2021, compared to 55.7% in 2020.  Operating costs have been influenced by acquisition expenses and other restructuring costs, and the adjusted efficiency ratio1 was 57.9% for the year ended December 31, 2021, compared to 53.0% for the year ended December 31, 2020.

Income Taxes

The effective income tax rate, or income taxes divided by income before taxes, was 21.3%, 21.7%, and 23.4% for the years ended December 31, 2021, 2020, and 2019, respectively.  The decrease in the effective tax rate was driven by an increase in tax exempt income, such as municipal bond interest and bank owned life insurance income, combined with the benefits received from various investments in federal and state tax credits, including an Illinois NMTC.  We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  As of December 31, 2021, we were not under examination by any tax authority.

Balance Sheet

Changes in significant items included in our Consolidated Balance Sheets are summarized in the table below (dollars in thousands):

	As of December 31,
	2021	2020	Change	% Change
Assets
Debt securities available for sale	$3,981,251	$2,261,187	$1,720,064	76.1%
Portfolio loans, net	7,101,111	6,713,129	387,982	5.8%

Total assets	$12,859,689	$10,544,047	$2,315,642	22.0%

Liabilities
Deposits:
Noninterest-bearing	$3,670,267	$2,552,039	$1,118,228	43.8%
Interest-bearing	7,098,310	6,125,810	972,500	15.9%
Total deposits	$10,768,577	$8,677,849	$2,090,728	24.1%

Securities sold under agreements to repurchase	$270,139	$175,614	$94,525	53.8%
Subordinated notes, net of unamortized issuance costs	182,773	182,226	547	0.3%
Junior subordinated debt owed to unconsolidated trusts	71,635	71,468	167	0.2%

Total liabilities	$11,540,577	$9,273,978	$2,266,599	24.4%

Stockholders’ equity	$1,319,112	$1,270,069	$49,043	3.9%

(1) For a reconciliation of the efficiency ratio and the adjusted efficiency ratio, both of which are non-GAAP financial measures, see “Item 1.  Business—Non-GAAP Financial Information.”

Investment Securities

Debt securities available for sale are carried at fair value.  As of December 31, 2021, the fair value of debt securities available for sale was $4.0 billion, and the amortized cost was also $4.0 billion.  There were $22.4 million of gross unrealized gains and $54.7 million of gross unrealized losses for a net unrealized loss of $32.3 million.  The net unrealized loss, net of tax, is recorded in stockholders’ equity.  Equity securities are carried at fair value.  As of December 31, 2021, the fair value of equity securities was $13.6 million.

The composition of debt securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2021	2020	2019
Debt securities available for sale
U.S. Treasury securities	$165,762	$27,837	$51,737
Obligations of U.S. government corporations and agencies	38,470	69,519	163,000
Obligations of states and political subdivisions	306,869	304,711	268,291
Asset-backed securities	492,186	—	—
Commercial mortgage-backed securities	614,998	418,616	139,287
Residential mortgage-backed securities	2,069,313	1,368,315	921,966
Corporate debt securities	293,653	72,189	103,976
Debt securities available for sale, fair value	$3,981,251	$2,261,187	$1,648,257

Debt securities available for sale, amortized cost	$4,013,523	$2,211,543	$1,627,065
Fair value as a percentage of amortized cost	99.20%	102.24%	101.30%

The primary purposes of our investment securities portfolio are to provide a source of liquidity; to provide collateral for pledging purposes against public monies and repurchase agreements; to serve as a tool for interest rate risk positioning; and to provide a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions, or other liquidity purposes.  Pledged securities totaled $708.9 million, or 17.8% of total securities, at December 31, 2021, and $628.0 million, or 27.8% of total securities, at December 31, 2020.

By maturity date, fair values, and weighted average yields of debt securities available for sale as of December 31, 2021, were (dollars in thousands):

			Due after 1 year		Due after 5 years		Due after
	Due in 1 year or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Debt securities available for sale (1)
U.S. Treasury securities	$47,546	0.19%	$118,216	0.21%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	16,566	2.55%	17,906	2.52%	3,998	0.66%	—	—%
Obligations of states and political subdivisions (2)	29,926	2.73%	108,227	2.60%	100,442	2.32%	68,274	2.68%
Asset-backed securities	—	—%	—	—%	29,498	1.27%	462,688	1.26%
Commercial mortgage-backed securities	13,522	1.99%	71,509	1.37%	54,104	1.56%	475,863	1.53%
Residential mortgage-backed securities	54	2.60%	23,008	2.45%	128,597	1.82%	1,917,654	1.31%
Corporate debt securities	22,234	1.15%	224,607	1.03%	45,418	2.92%	1,394	3.00%
Debt securities available for sale	$129,848	1.43%	$563,473	1.31%	$362,057	2.00%	$2,925,873	1.37%
(8)	Securities are presented based upon final contractual maturity or pre-refunded date.
(9)	Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%.

We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory, and overall portfolio allocation.  As of December 31, 2021, we did not have any non-U.S. Treasury securities or obligations of U.S. government corporations and agencies issued securities that exceeded 10% of our total stockholders’ equity.

Portfolio Loans

We believe that making sound and profitable loans is a necessary and desirable means of employing funds available for investment.  First Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets.  GSB’s policies were similar in nature to Busey Bank’s policies, and we are migrating the legacy GSB portfolio toward Busey Bank’s policies.  While not specifically limited, we attempt to focus our lending on short to intermediate-term (0-10 years) loans in geographic areas within 125 miles of our lending offices.  Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of Busey Bank.  We attempt to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent.  Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals.  Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves Busey Bank’s lending policies and procedures on a regular basis.  Management routinely (at least quarterly) reviews the ACL in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans.  Our underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  Significant underwriting factors in addition to location, duration, a sound and profitable cash flow basis, and the borrower’s character, include the quality of the borrower’s financial history, the liquidity of the underlying collateral, and the reliability of the valuation of the underlying collateral.

As a matter of policy and practice, we limit the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio.  In anticipation of the potential risks associated with COVID-19, we took actions starting in early March 2020 to escalate the monitoring of susceptible industry sectors within our portfolio.

At no time is a borrower’s total borrowing relationship permitted to exceed Busey Bank’s regulatory lending limit.  We generally limit such relationships to amounts substantially less than the regulatory limit.  Loans to related parties, including executive officers and directors of First Busey and its subsidiaries, are reviewed for compliance with regulatory guidelines.

First Busey maintains an independent loan review department that reviews loans for compliance with our loan policy on a periodic basis.  In addition, the loan review department reviews the risk assessments made by our credit department, lenders, and loan committees.  Results of these reviews are presented to management and the audit committee at least quarterly.

Busey Bank’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans.

Commercial Loans

Commercial loans typically comprise working capital loans or business expansion loans, including loans for asset purchases and other business loans.  Commercial loans will generally be guaranteed, in full or a material percentage, by the primary owners of the business.  Commercial loans are made based primarily on the historical and projected cash flow of the underlying borrower and secondarily on the underlying assets pledged as collateral by the borrower.  Cash flows of the underlying borrower, however, may not perform consistently with historical or projected information.  Further, collateral securing loans may fluctuate in value due to individual economic or other factors.  Busey Bank has established minimum standards and underwriting guidelines for all commercial loan types.

Commercial Real Estate Loans

The commercial environment, along with the academic presence in some of our markets, provides for the majority of our commercial lending opportunities to be commercial real estate related, including multi-unit housing.  As the majority of our loan portfolio is within the commercial real estate class, our goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans.  Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans are generally guaranteed, in full or a material percentage, by the primary owners of the business.  Repayment of these loans is primarily dependent on the cash flows of the underlying property.  However, commercial real estate loans generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines which we closely monitor.

Real Estate Construction Loans

Real estate construction loans are primarily commercial in nature.  Loan proceeds are monitored by the Company and advanced for the improvement of real estate in which we hold a mortgage.  Real estate construction loans will generally be guaranteed, in full or a material percentage, by the developer or primary owners of the business.  These loans are subject to underwriting standards and guidelines similar to commercial loans.  The loan generally must be supported by an adequate “as completed” value of the underlying project.  In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval.  Repayment of these loans is typically through permanent financing following completion of the construction.  Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans.  These loans are closely monitored and subject to other industry guidelines.

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, home equity lines of credit, and home equity loans.  In 2021, we sold the majority of our newly originated 30-year fixed rate retail real estate loans to secondary market purchasers, while retaining a larger percentage of the 15-year fixed rate loans in our portfolio.  As retail real estate loan underwriting is subject to specific regulations, we typically underwrite our retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the debt-to-income ratio and credit history of the borrower, as well as the value of the underlying real estate.

Retail Other Loans

Retail other loans consist of installment loans to individuals, including automotive loans and indirect lending.  These loans are centrally underwritten utilizing the borrower’s financial history, including the FICO credit scoring, and information as to the underlying collateral.  In 2021, associated with the CAC acquisition and purchased participations, retail other loans now also include whole-life loans which are secured by the cash value of life insurance policies.  Repayment of retail other loans is expected from the cash flow of the borrower.

The composition of our portfolio loans as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2021	2020	2019	2018	2017
Portfolio loans
Commercial	$1,943,886	$2,014,576	$1,748,368	$1,405,106	$1,414,631
Commercial real estate	3,119,807	2,892,535	2,793,417	2,366,823	2,354,684
Real estate construction	385,996	461,786	401,861	288,197	261,506
Retail real estate	1,512,976	1,407,852	1,693,769	1,480,133	1,460,801
Retail other	226,333	37,428	49,834	28,169	27,878
Portfolio loans	$7,188,998	$6,814,177	$6,687,249	$5,568,428	$5,519,500

ACL	(87,887)	(101,048)	(53,748)	(50,648)	(53,582)
Portfolio loans, net	$7,101,111	$6,713,129	$6,633,501	$5,517,780	$5,465,918

Geographic distributions of portfolio loans, based on origination, by category were as follows (dollars in thousands):

	December 31, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,372,584	$463,085	$55,180	$53,037	$1,943,886
Commercial real estate	2,063,681	691,969	191,303	172,854	3,119,807
Real estate construction	199,471	120,785	31,265	34,475	385,996
Retail real estate	1,124,486	235,083	96,563	56,844	1,512,976
Retail other	219,000	3,684	2,181	1,468	226,333
Total portfolio loans	$4,979,222	$1,514,606	$376,492	$318,678	$7,188,998

ACL					(87,887)
Portfolio loans, net					$7,101,111

	December 31, 2020
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,386,587	$529,281	$50,878	$47,830	$2,014,576
Commercial real estate	1,880,437	715,680	154,234	142,184	2,892,535
Real estate construction	192,971	115,227	57,381	96,207	461,786
Retail real estate	963,538	295,352	94,748	54,214	1,407,852
Retail other	32,678	2,415	1,188	1,147	37,428
Total portfolio loans	$4,456,211	$1,657,955	$358,429	$341,582	$6,814,177

ACL					(101,048)
Portfolio loans, net					$6,713,129

As of December 31, 2021, portfolio loan balances included balances acquired in the CAC acquisition.  The Company generated $460.7 million in core loan growth, excluding PPP loans, over the last three quarters of 2021.  Commercial balances – consisting of commercial, commercial real estate and real estate construction loans – excluding PPP loans, increased by $452.2 million, or 9.2%, during the year ended December 31, 2021.  Retail real estate and retail other loans increased by $294.0 million, or 20.3%, during the year ended December 31, 2021.  PPP loans decreased $371.4 million during the year ended December 31, 2021, to $75.0 million.

Commitments to extend credit and standby letters of credit increased $222.9 million, or 12.4%, to a total of $2.0 billion as of December 31, 2021, compared to $1.8 billion as of December 31, 2020.

The following table sets forth remaining maturities of selected loans (excluding deferred loan fees and costs, purchase premiums and discounts, and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2021 (dollars in thousands).  The determination of loan maturities is based on contractual loan terms.  For the purposes of categorization within the table below, demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are considered to mature within one year.  Maturities for non-contractual rollovers or extensions are determined based on the rate review date.

		After 1 Year	After 5 Years
	Within 1 Year	Through 5 Years	Through 15 Years	After 15 Years	Total
Selected Loans
Commercial	$1,043,137	$659,421	$222,780	$20,719	$1,946,057
Commercial real estate	994,593	1,499,314	627,520	815	3,122,242
Real estate construction	214,680	121,293	53,877	506	390,356
Total selected loans	$2,252,410	$2,280,028	$904,177	$22,040	$5,458,655

Selected loans maturing after one year are summarized below by interest rate sensitivity and loan category (dollars in thousands):

	Interest Rate Sensitivity of Selected Loans
	Fixed	Adjustable
	Rate	Rate	Total
Selected loans maturing after 1 year
Commercial	$862,688	$40,232	$902,920
Commercial real estate	1,967,626	160,023	2,127,649
Real estate construction	161,388	14,288	175,676
Total selected loans maturing after 1 year	$2,991,702	$214,543	$3,206,245

Allowance for Credit Losses

The following table summarizes, by loan category, activity affecting the ACL and average portfolio loans outstanding for the year ended December 31, 2021, as well as the related ratios of net charge-offs (recoveries) to average portfolio loans (dollars in thousands):

			Ratio of
			Net Charge-offs
		Average	(Recoveries)
		Portfolio Loans	To Average
	ACL	Outstanding	Portfolio Loans
ACL Balance, January 1, 2021	$101,048
Day 1 PCD (1)	4,178
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(1,397)	$1,985,511	0.07%
Commercial real estate	(666)	2,953,944	0.02%
Real estate construction	89	450,713	(0.02)%
Retail real estate	(76)	1,446,673	0.01%
Retail other	(188)	132,966	0.14%
Net (charge-offs) recoveries and average portfolio loans	(2,238)	$6,969,807	0.03%
Provision for credit losses	(15,101)
ACL Balance, December 31, 2021	$87,887
(1)	The Day 1 PCD is attributable to the CAC acquisition.

The following table summarizes the relationship between the ACL and total portfolio loans, as of the periods indicated (dollars in thousands):

	As of December 31,
	2021	2020	2019
Portfolio loans
Portfolio loans, excluding PPP loans	$7,114,040	$6,367,774	$6,687,249
PPP loans, amortized cost	74,958	446,403	—
Total portfolio loans	$7,188,998	$6,814,177	$6,687,249

ACL	$87,887	$101,048	$53,748

Ratios
ACL to portfolio loans	1.22%	1.48%	0.80%
ACL to portfolio loans, excluding PPP loans	1.24%	1.59%	0.80%

The following table sets forth the ACL by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated (dollars in thousands):

	2021		2020		2019		2018		2017
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
ACL
Commercial	$23,855	27.0%	$23,866	29.6%	$18,291	26.2%	$17,829	25.2%	$14,779	25.6%
Commercial real estate	38,249	43.4%	46,230	42.4%	21,190	41.8%	21,137	42.5%	21,813	42.7%
Real estate construction	5,102	5.4%	8,193	6.8%	3,204	6.0%	2,723	5.2%	2,861	4.7%
Retail real estate	17,589	21.0%	21,992	20.7%	10,495	25.3%	8,471	26.6%	13,783	26.5%
Retail other	3,092	3.2%	767	0.5%	568	0.7%	488	0.5%	346	0.5%
Total ACL	$87,887	100.0%	$101,048	100.0%	$53,748	100.0%	$50,648	100.0%	$53,582	100.0%

The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.  As of December 31, 2021, management believed the level of the allowance to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.

Provision for Credit Losses

The ACL is a significant estimate in our Consolidated Balance Sheet, affecting both earnings and capital.  The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes.  The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected.  All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date.  The ACL is established through the provision for credit loss expense charged to income.  We recorded a provision release of $15.1 million for the year ended December 31, 2021, reflecting improvements in macroeconomic conditions and asset quality, compared to a provision expense of $38.8 million and $10.4 million for the years ended December 31, 2020, and 2019, respectively.

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

The following table sets forth information concerning non-performing loans and performing restructured loans (dollars in thousands):

	As of December 31,
	2021	2020	2019	2018	2017
Loans 30 – 89 days past due	$6,261	$7,578	$14,271	$7,121	$12,897

Non-performing assets
Non-performing loans:
Non-accrual loans	15,946	22,930	27,896	34,997	24,624
Loans 90+ days past due and still accruing	906	1,371	1,611	1,601	2,741
Total non-performing loans	16,852	24,301	29,507	36,598	27,365
OREO and other repossessed assets	4,416	4,571	3,057	376	1,283
Total non-performing assets	$21,268	$28,872	$32,564	$36,974	$28,648

Substandard (excludes 90+ days past due)	70,565	68,924	74,315	85,062	87,372
Classified assets	$91,833	$97,796	$106,879	$122,036	$116,020

Performing TDRs (includes 30 – 89 days past due)	$1,801	$3,829	$5,005	$8,446	$9,981
ACL	87,887	101,048	53,748	50,648	53,582

Ratios
ACL to non-accrual loans	551.15%	440.68%	192.67%	144.72%	217.60%
ACL to non-performing loans	521.52%	415.82%	182.15%	138.39%	195.80%
ACL to non-performing assets	413.24%	349.99%	165.05%	136.98%	187.04%
Non-accrual loans to portfolio loans	0.22%	0.34%	0.42%	0.63%	0.45%
Non-performing assets to total assets	0.17%	0.27%	0.34%	0.48%	0.41%
Non-performing loans to portfolio loans	0.23%	0.36%	0.44%	0.66%	0.50%
Non-performing loans to portfolio loans, excluding PPP loans	0.24%	0.38%	0.44%	0.66%	0.50%
Non-performing assets to portfolio loans and OREO	0.30%	0.42%	0.49%	0.66%	0.52%
Classified assets to Busey Bank Tier 1 Capital and ACL	6.91%	8.47%	9.72%	14.28%	14.69%

Credit quality continues to be exceptionally strong.  Total non-performing assets were $21.3 million at December 31, 2021, compared to $28.9 million at December 31, 2020.  Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period.  Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.23% at December 31, 2021, compared with 0.36% at December 31, 2020.  If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.  Allowance coverage of non-performing loans increased to 521.5% at December 31, 2021, compared to 415.8% at December 31, 2020.

Classified assets, which includes non-performing assets and substandard loans, declined to $91.8 million at December 31, 2021, compared to $97.8 million at December 31, 2020.  The ratio of classified assets to Busey Bank Tier 1 capital and ACL declined to 6.9% at December 31, 2021, from 8.5% at December 31, 2020.

Potential Problem Loans

Potential problem loans are loans classified as substandard which are not individually evaluated, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses.  Potential problem loans increased to $70.5 million at December 31, 2021, compared to $68.8 million at December 31, 2020.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts.  As of December 31, 2021, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

Deposits

The following table shows the deposit mix for each of the periods presented (dollars in thousands):

	As of December 31,
	2021		2020		2019
	Balance	% Total	Balance	% Total	Balance	% Total
Deposits
Non-maturity deposits:
Demand deposits, noninterest-bearing	$3,670,267	34.1%	$2,552,039	29.4%	$1,832,619	23.2%
Interest-bearing transaction deposits	2,720,417	25.2%	2,263,093	26.1%	1,989,854	25.2%
Saving deposits and money market deposits	3,442,244	32.0%	2,743,369	31.6%	2,545,073	32.2%
Total non-maturity deposits	9,832,928	91.3	7,558,501	87.1	6,367,546	80.6

Time deposits	935,649	8.7%	1,119,348	12.9%	1,534,850	19.4%
Total deposits	$10,768,577	100.0%	$8,677,849	100.0%	$7,902,396	100.0%

Change in non-maturity deposits	2,274,427		1,190,955
Percent change in non-maturity deposits	30.1%		18.7%

We focus on deepening our relationship with customers to foster core deposit growth, allowing us to reduce our reliance on wholesale funding.  Our 2021 deposit balances were impacted by the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus, and other core deposit growth.  Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less.  Time deposits as a percentage of total deposits decreased to 8.7% as of December 31, 2021, compared to 12.9% as of December 31, 2020.  As time deposits mature, we are actively engaging our customers to renew at current market rates.

Deposits are federally insured up to the FDIC insurance limit of $250,000.  When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured.  The following table summarizes the uninsured portion of time deposits by maturity date (dollars in thousands):

As of
December 31, 2021
Uninsured time deposits by schedule of maturities
3 months or less	$24,946
Over 3 months through 6 months	23,108
Over 6 months through 12 months	34,362
Thereafter	47,396
Uninsured time deposits	$129,812

Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily.  Short-term borrowings include FHLB advances which mature in less than one year from the date of origination, and the current portion of long-term debt due within 12 months.

On May 28, 2021, First Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which we have access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026.  The loans have an annual interest rate of 1.75% plus the 1-month LIBOR rate.  Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC and for general corporate purposes.  The revolving credit facility incurs a non-usage fee based on any undrawn amounts.  As of December 31, 2021, there was no balance outstanding on the revolving credit facility and a total of $54.0 million outstanding on the term loan, of which $12.0 million is short-term and $42.0 million is long-term.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Securities sold under agreements to repurchase
Balance at end of period	$270,139	$175,614	$205,491
Weighted average interest rate at end of period	0.08%	0.13%	1.05%
Maximum outstanding at any month end in year-to-date period	$270,139	$210,529	$225,531
Average daily balance for the year-to-date period	$218,454	$187,032	$196,681
Weighted average interest rate during period (1)	0.10%	0.35%	1.19%

Short-term borrowings, FHLB advances
Balance at end of period	$5,678	$4,658	$2,551
Weighted average interest rate at end of period	0.36%	0.43%	1.90%
Maximum outstanding at any month end in year-to-date period	$5,678	$4,658	$99,739
Average daily balance for the year-to-date period	$4,934	$3,556	$27,495
Weighted average interest rate during period (1)	0.41%	0.53%	2.81%

Term loan, current portion due within 12 months
Balance at end of period	$12,000	$—	$—
Weighted average interest rate at end of period	1.88%	—%	—%
Maximum outstanding at any month end in year-to-date period	$12,000	$—	$—
Average daily balance for the year-to-date period	$7,167	$—	$—
Weighted average interest rate during period (1)	1.79%	—%	—%
(10)	The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

In addition to the term loan, long-term debt includes funds borrowed from the FHLB which totaled $4.1 million and $4.8 million at December 31, 2021, and 2020, respectively.

On May 25, 2017, we issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  The senior notes are not subject to optional redemption by the Company.  Additionally, on May 25, 2017, we issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to 3-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017, during the five year fixed-term and thereafter on February 25, May 25, August 25, and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of First Busey.

On June 1, 2020, we issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030.  The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date.  The subordinated notes are payable semi-annually on each June 1 and December 1, during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025.  The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 1, 2025.  The subordinated notes are unsecured obligations of First Busey.

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2021	2020
Unamortized debt issuance costs
Senior notes issued in 2017	$56	$191
Subordinated notes issued in 2017	549	651
Subordinated notes issued in 2020	1,678	2,123
Total unamortized debt issuance costs	$2,283	$2,965

Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of First Busey, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, we issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by First Busey, as Tier 1 regulatory capital.  First Busey owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition in 2016, we acquired similar statutory trusts previously maintained by Pulaski and the fair value adjustment is being accreted over their weighted average remaining life, with a balance of $3.0 million remaining to be accreted.  We had $71.6 million and $71.5 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2021, and 2020, respectively.

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

Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Average liquid assets
Cash and due from banks	$133,711	$118,739	$114,619
Interest-bearing bank deposits	630,687	488,786	312,580
Federal funds sold	—	—	24
Total average liquid assets	$764,398	$607,525	$427,223

Average liquid assets as a percent of average total assets	6.4%	5.9%	4.5%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  At December 31, 2021, cash and unencumbered securities on our Consolidated Balance Sheets totaled $4.1 billion.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits, as summarized in the table below (dollars in thousands):

	As of December 31,
	2021	2020
Additional borrowing capacity available from:
FHLB	1,536,019	1,336,655
Federal Reserve	624,627	507,813
Revolving credit facility	40,000	20,000
Additional borrowing capacity	$2,200,646	$1,864,468

As of December 31, 2021, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

Our ability to pay cash dividends to our stockholders and to service our debt is dependent on the receipt of cash dividends from our subsidiaries.  Busey Bank paid dividends to First Busey totaling $60.0 million and $122.0 million for the years ended December 31, 2021, and 2020, respectively.

Off-Balance-Sheet Arrangements

Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  As of December 31, 2021, and 2020, we had outstanding loan commitments and standby letters of credit of $2.0 billion and $1.8 billion, respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Contractual Obligations

We have entered into certain contractual obligations and other commitments which generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments, excluding short-term borrowings, as of December 31, 2021, (dollars in thousands):

			Junior
			Subordinated		Senior and
			Debt Owed to		Subordinated Notes,
	Certificates of	Operating	Unconsolidated	Long-term	Net of Unamortized
	Deposit	Leases	Trusts	Debt	Issuance Costs	Total
Contractual obligations by schedule of maturities
2022	$643,826	$2,271	$—	$—	$39,944	$686,041
2023	191,995	2,098	—	16,056	—	210,149
2024	70,111	1,650	—	12,000	—	83,761
2025	16,149	1,413	—	12,000	—	29,562
2026	12,834	1,164	—	6,000	—	19,998
Thereafter	734	2,766	71,635	—	182,773	257,908
Contractual obligations	$935,649	$11,362	$71,635	$46,056	$222,717	$1,287,419

Commitments to extend credit and standby letters of credit						$2,016,207

Cash Flows

Net cash flows provided by operating activities totaled $162.0 million in 2021, compared to $163.2 million in 2020.  Significant items affecting the cash flows provided by operating activities include net income; the provision for credit losses; depreciation and amortization; gain on sales of mortgage loans, net of origination costs and activities related to the origination and sales of loans held for sale; and stock-based compensation.  Net cash used to originate mortgage loans held for sale totaled $31.7 million in 2021, compared to $38.7 million of in 2020.  Fluctuations in sales are a function of changes in market rates for mortgage loans, which influence refinance activity.  Our provision for credit losses reflects a reserve release of to $15.1 million in 2021, compared to a provision expense of $38.8 million in 2020, reflecting forecasted improvements in macroeconomic conditions and asset quality, partially offset by core loan growth.  Stock-based compensation increased to $7.9 million in 2021, compared to $7.1 million in 2020.

Net cash used in investing activities totaled $829.2 million in 2021, compared to $729.5 million in 2020.  Significant investment activities are those associated with managing First Busey’s investment and loan portfolios, as well as acquisition activities.  We purchased $2.3 billion of debt securities in 2021, compared to $1.3 billion in 2020.  Investing outflows were partially offset with $228.3 million net cash received in connection with the CAC acquisition in 2021.

Net cash provided by financing activities totaled $814.7 million in 2021, compared to $725.6 million in 2020.  Significant items affecting cash flows from financing activities are debt issuance, deposits, short-term borrowings, long-term debt, payment of dividends, and proceeds and redemption from stock issuances.  Deposits, which represent First Busey’s primary funding source, increased by $767.5 million in 2021, compared to an increase of $776.4 million in 2020, excluding acquired deposits.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements.  The table below presents minimum capital ratios with capital buffer and December 31, 2021, capital ratios for First Busey and Busey Bank.

	Minimum Capital	As of December 31, 2021
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	11.85%	14.81%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.73%	14.81%
Total Capital to Risk Weighted Assets	10.50%	15.70%	15.59%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50	8.52%	9.91%

Management believes that no conditions or events have occurred since December 31, 2021, that would materially adversely change First Busey’s or Busey Bank’s capital classifications.

New Accounting Pronouncements

We review new accounting standards as issued.  Information relating to accounting pronouncements issued in 2021 and applicable to First Busey appears in “Note 1.  Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company.  While a financial institution’s operating expenses, particularly salaries, wages, and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items.  Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices.  As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation.  For additional information regarding interest rates and changes in net interest income see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation — Three Years Ended December 31, 2021—Average Balance Sheets and Interest Rates” and “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.”

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points.  Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful as of December 31, 2021, or 2020.  The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	+100	+200	+300
December 31, 2021	8.77%	17.19%	25.64%
December 31, 2020	7.40%	14.16%	20.20%

	Year-Two: Basis Point Changes
	+100	+200	+300
December 31, 2021	9.51%	18.22%	26.84%
December 31, 2020	9.59%	17.95%	25.40%

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

First Busey Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Adjustments to historical loss factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses totaled $87.9 million, which consists of a reserve on loans collectively evaluated for impairment (a/k/a general reserve) of $84.3 million and a reserve on loans individually evaluated (a/k/a specific reserve) of $3.6 million at December 31, 2021. The allowance for credit losses is measured on a collective loan pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors.

The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

We identified the adjustments to historical loss factors components of the allowance for credit losses as a critical audit matter as auditing the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the adjustments to historical factors within the allowance for credit losses include the following, among others:

●	We obtained an understanding of the relevant controls related to the adjustments to historical factors in the calculation of the allowance for credit losses and tested such controls for design and operating effectiveness, including management’s review of the allowance memo and calculation in support of adjustments.

●	We tested the completeness and accuracy of data used by management in determining adjustments to historical loss factors by agreeing the supporting data to internal or external source data.

●	We tested management’s conclusions regarding the appropriateness of the adjustments, including magnitude and directional consistency, to historical loss factors and agreed the impact to the allowance for credit losses calculation.

Business Combination - Fair Value of Acquired Loans

As described in Notes 1 and 2 to the consolidated financial statements, on May 31, 2021, the Company completed its acquisition of Cummins-American Corp. (CAC). The Company recorded $6.3 million of goodwill as a result of the acquisition, which represents the excess of the purchase price over the fair value of net assets acquired using the acquisition method of accounting. The fair value determination of a loan portfolio requires greater levels of estimates and assumptions than the other assets acquired or liabilities assumed. Acquired loans are initially recorded at their acquisition-date fair values using Level 3 inputs. The Company prepared loan fair value adjustments that it believed a market participant might employ in estimating the fair value for the acquired loan portfolio. This analysis was performed for loans without signs of credit deterioration as well as those identified as purchase credit deteriorated (PCD). The acquired loan portfolio was recorded at an estimated fair value of $430.5 million at the acquisition date, of which $60.5 million was for PCD loans, without carryover of CAC’s previously established allowance for loan losses.

We identified the fair value of acquired loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loan portfolio acquired, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions.

Our audit procedures related to the valuation of the acquired loan portfolio included the following, among others:

We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired loan portfolio and management’s development of significant assumptions, and tested such controls for design and operating effectiveness.

●	We obtained the valuation report prepared by a third party engaged by management, and gained an understanding of the valuation methodology applied, as well as key inputs and assumptions.

●	We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation performed by the third-party specialist.

●	We utilized internal valuation specialists to assist in evaluating significant assumptions such as credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments.

●	We evaluated the appropriateness of management’s classification of PCD loans, and tested the propriety of the fair value adjustments applied to these loans.

We or our predecessor firms have served as the Company's auditor since at least 1980, however, an earlier year could not be established.

/s/ RSM US LLP

Champaign, Illinois

February 24, 2022

FIRST BUSEY CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	As of
	December 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$102,983	$118,824
Interest-bearing deposits	733,112	569,713
Total cash and cash equivalents	836,095	688,537

Debt securities available for sale	3,981,251	2,261,187
Equity securities	13,571	5,530
Loans held for sale, at fair value	23,875	42,813
Portfolio loans (net of ACL of $87,887 at December 31, 2021; $101,048 at December 31, 2020)	7,101,111	6,713,129
Premises and equipment, net	136,147	135,191
Right of use assets	10,533	7,714
Goodwill	317,873	311,536
Other intangible assets, net	58,051	51,985
Cash surrender value of bank owned life insurance	176,940	176,405
Other assets	204,242	150,020
Total assets	$12,859,689	$10,544,047

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,670,267	$2,552,039
Interest-bearing	7,098,310	6,125,810
Total deposits	10,768,577	8,677,849

Securities sold under agreements to repurchase	270,139	175,614
Short-term borrowings	17,678	4,658
Long-term debt	46,056	4,757
Senior notes, net of unamortized issuance costs	39,944	39,809
Subordinated notes, net of unamortized issuance costs	182,773	182,226
Junior subordinated debt owed to unconsolidated trusts	71,635	71,468
Lease liabilities	10,591	7,757
Other liabilities	133,184	109,840
Total liabilities	11,540,577	9,273,978

Outstanding commitments and contingent liabilities (see Notes 16 and 22)

Stockholders’ Equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	56
Additional paid-in capital	1,316,984	1,253,360
Retained earnings	92,463	20,830
AOCI	(23,758)	33,309
Total stockholders’ equity before treasury stock	1,385,747	1,307,555

Treasury stock at cost	(66,635)	(37,486)
Total stockholders’ equity	1,319,112	1,270,069
Total liabilities and stockholders’ equity	$12,859,689	$10,544,047

Shares
Common shares issued	58,116,970	55,910,733
Less treasury shares	(2,682,060)	(1,506,354)
Common shares outstanding	55,434,910	54,404,379

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Interest income
Interest and fees on loans	$252,097	$284,959	$304,193
Interest and dividends on investment securities:
Taxable interest income	41,787	35,364	41,090
Non-taxable interest income	3,765	4,552	4,631
Other interest income	1,151	1,723	6,320
Total interest income	298,800	326,598	356,234

Interest expense
Deposits	12,583	30,691	55,077
Federal funds purchased and securities sold under agreements to repurchase	227	660	2,348
Short-term borrowings	279	234	1,041
Long-term debt	657	525	2,608
Senior notes	1,598	1,598	1,599
Subordinated notes	9,918	6,995	2,924
Junior subordinated debt owed to unconsolidated trusts	2,840	2,960	3,414
Total interest expense	28,102	43,663	69,011

Net interest income	270,698	282,935	287,223
Provision for credit losses	(15,101)	38,797	10,406
Net interest income after provision for credit losses	285,799	244,138	276,817

Noninterest income
Wealth management fees	53,086	42,928	38,561
Fees for customer services	35,604	31,604	36,683
Payment technology solutions	18,347	15,628	15,643
Mortgage revenue	7,239	13,038	11,703
Income on bank owned life insurance	5,166	5,380	5,795
Net gains (losses) on sales of securities	29	1,724	741
Unrealized gains (losses) recognized on equity securities	3,041	(393)	(759)
Other income	10,292	8,356	8,048
Total noninterest income	132,804	118,265	116,415

Noninterest expense
Salaries, wages, and employee benefits	145,312	126,719	140,473
Data processing	21,862	16,426	21,511
Net occupancy expense of premises	18,346	17,607	18,176
Furniture and equipment expenses	8,301	9,550	9,506
Professional fees	7,549	8,396	11,104
Amortization of intangible assets	11,274	10,008	9,547
Interchange expense	5,792	4,810	4,141
Other expense	43,344	40,681	44,336
Total noninterest expense	261,780	234,197	258,794

Income before income taxes	156,823	128,206	134,438
Income taxes	33,374	27,862	31,485
Net income	$123,449	$100,344	$102,953

Basic earnings per common share	$2.23	$1.84	$1.88
Diluted earnings per common share	$2.20	$1.83	$1.87
Dividends declared per share of common stock	$0.92	$0.88	$0.84

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$123,449	$100,344	$102,953

OCI:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $23,367, ($8,615), and ($7,525), respectively	(58,610)	21,561	18,905
Net unrealized (gains) losses on debt securities transferred from held to maturity to available for sale, net of taxes of $—, $—, and ($1,433), respectively	—	—	3,590
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of ($17), $496, and $210, respectively	44	(1,228)	(523)
Net change in unrealized gains (losses) on debt securities available for sale	(58,566)	20,333	21,972

Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of ($294), $1,007, and $81, respectively	736	(2,526)	(202)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of ($304), ($216), and ($1), respectively	763	542	2
Net change in unrealized gains (losses) on cash flow hedges	1,499	(1,984)	(200)

Net change in AOCI	(57,067)	18,349	21,772

Total comprehensive income	$66,382	$118,693	$124,725

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share amounts)

				Retained
			Additional	Earnings			Total
		Common	Paid-in	(Accumulated		Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	AOCI	Stock	Equity
Balance, December 31, 2018	48,874,836	$49	$1,080,084	$(72,167)	$(6,812)	$(6,190)	$994,964
Net income	—	—	—	102,953	—	—	102,953
OCI, net of tax	—	—	—	—	21,772	—	21,772
Stock issued for acquisition of Banc Ed, net of stock issuance costs	6,725,152	7	166,274	—	—	—	166,281
Repurchase of stock	(943,396)	—	—	—	—	(24,292)	(24,292)
Issuance of treasury stock for ESPP	25,698	—	137	—	—	487	624
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	92,996	—	(2,600)	—	—	382	(2,218)
Issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	13,486	—	(104)	—	—	1,628	1,524
Cash dividends common stock at $0.84 per share	—	—	—	(45,171)	—	—	(45,171)
Stock dividend equivalents RSUs at $0.84 per share	—	—	428	(428)	—	—	—
Stock-based compensation	—	—	3,997	—	—	—	3,997
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	100,344	—	—	100,344
OCI, net of tax	—	—	—	—	18,349	—	18,349
Repurchase of stock	(531,114)	—	—	—	—	(12,272)	(12,272)
Issuance of treasury stock for ESPP	32,063	—	(59)	—	—	606	547
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	106,589	—	(2,648)	—	—	2,013	(635)
Issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,069	—	(51)	—	—	152	101
Cash dividends common stock at $0.88 per share	—	—	—	(48,012)	—	—	(48,012)
Stock dividend equivalents RSUs at $0.88 per share	—	—	767	(767)	—	—	—
Stock-based compensation	—	—	7,135	—	—	—	7,135
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	123,449	—	—	123,449
OCI, net of tax	—	—	—	—	(57,067)	—	(57,067)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,953	—	—	—	58,955
Repurchase of stock	(1,323,000)	—	—	—	—	(33,043)	(33,043)
Issuance of treasury stock for ESPP	30,390	—	(136)	—	—	782	646
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	116,904	—	(4,109)	—	—	3,112	(997)
Cash dividends common stock at $0.92 per share	—	—	—	(50,764)	—	—	(50,764)
Stock dividend equivalents RSUs at $0.92 per share	—	—	1,052	(1,052)	—	—	—
Stock-based compensation	—	—	7,864	—	—	—	7,864
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows Provided by (Used in) Operating Activities
Net income	$123,449	$100,344	$102,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(15,101)	38,797	10,406
Amortization of intangible assets	11,274	10,008	9,547
Amortization of mortgage servicing rights	5,292	5,667	2,710
Amortization of NMTC	5,563	2,311	1,200
Depreciation and amortization of premises and equipment	11,610	12,273	11,879
Net amortization (accretion) on portfolio loans	(11,545)	(15,372)	(3,383)
Net amortization (accretion) of premium (discount) on investment securities	24,251	9,716	6,106
Net amortization (accretion) of premium (discount) on time deposits	(1,142)	(933)	(1,648)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	826	586	309
Impairment of OREO and other repossessed assets	1	68	62
Impairment of fixed assets held for sale	3,227	6,901	2,026
Impairment of mortgage servicing rights	(639)	648	—
Impairment of leases	—	—	348
Unrealized (gains) losses recognized on equity securities	(3,041)	393	759
(Gain) loss on sales of equity securities, net	—	—	(8)
(Gain) loss on sales of debt securities, net	(29)	(1,724)	(733)
(Gain) loss on sales of loans, net	(9,323)	(26,999)	(16,819)
(Gain) loss on sales of OREO	174	(133)	(102)
(Gain) loss on sales of premises and equipment	(1,023)	286	113
(Gain) loss on life insurance proceeds	(1,257)	(1,270)	(1,604)
(Increase) decrease in cash surrender value of bank owned life insurance	(3,909)	(4,110)	(4,191)
Provision for deferred income taxes	4,665	(5,309)	96
Stock-based compensation	7,864	7,135	3,997
Increase (decrease) in deferred compensation	—	—	(6,781)
Mortgage loans originated for sale	(274,356)	(881,398)	(667,515)
Proceeds from sales of mortgage loans	306,074	920,050	641,778
Net change in operating assets and liabilities:
(Increase) decrease in other assets	7,203	(8,210)	4,197
Increase (decrease) in other liabilities	(28,096)	(6,551)	(7,380)
Net cash provided by (used in) operating activities	$162,012	$163,174	$88,322

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(11,017)	$(13,123)	$(550)
Purchases of debt securities available for sale	(2,298,055)	(1,282,199)	(408,941)
Purchases of FHLB stock	—	—	(3,700)
Proceeds from sales of equity securities	7,254	13,152	1,474
Proceeds from sales of debt securities available for sale	290,955	—	227,371
Proceeds from paydowns and maturities of debt securities held to maturity	—	—	14,422
Proceeds from paydowns and maturities of debt securities available for sale	868,083	665,744	541,753
Proceeds from the redemption of FHLB stock	—	—	5,369
Net cash received in (paid for) acquisitions (see Note 2)	228,279	—	(61,481)
Net (increase) decrease in loans	76,826	(113,744)	(251,855)
Cash paid for premiums on bank-owned life insurance	(124)	(120)	(6)
Proceeds from life insurance	4,755	2,696	3,915
Purchases of premises and equipment	(5,042)	(4,198)	(13,238)
Proceeds from disposition of premises and equipment	7,306	814	424
Capitalized expenditures on OREO	—	—	(2)
Proceeds from sales of OREO	1,590	1,439	2,481
Net cash provided by (used in) investing activities	$(829,190)	$(729,539)	$57,436

(continued)

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$767,474	$776,386	$215,519
Net change in federal funds purchased and securities sold under agreements to repurchase	77,874	(29,877)	(30,904)
Proceeds from FHLB advances	5,000	4,000	—
Repayment of FHLB advances	(4,658)	(32,711)	(24,667)
Proceeds from other borrowings	72,500	142,634	60,000
Repayment of other borrowings	(18,500)	(74,000)	(6,000)
Cash dividends paid	(50,764)	(48,012)	(45,171)
Purchase of treasury stock	(33,043)	(12,272)	(24,292)
Cash paid for withholding taxes on stock-based payments	(997)	(635)	(863)
Proceeds from stock options exercised	—	101	169
Common stock issuance costs	(150)	—	(234)
Net cash provided by (used in) financing activities	$814,736	$725,614	$143,557

Net increase (decrease) in cash and cash equivalents	147,558	159,249	289,315
Cash and cash equivalents, beginning of period	688,537	529,288	239,973

Cash and cash equivalents, ending of period	$836,095	$688,537	$529,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$25,374	$53,601	$70,577
Income taxes	12,542	22,195	24,725

Non-cash investing and financing activities:
OREO acquired in settlement of loans	1,610	2,867	4,872
Transfer of loans held for sale to portfolio loans	(4,808)	—	—
Transfer of debt securities held to maturity to available for sale	—	—	593,548

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of operations

First Busey Corporation is a financial holding company organized under the laws of Nevada.  The Company’s subsidiaries provide retail and commercial banking services and payment technology solutions, and offer a full range of financial products and services including depository, lending, security brokerage, investment management, and fiduciary services, to individual, corporate, institutional, and governmental customers through their locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana.  The Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, which include First Busey Risk Management, Deed of Trust Services Corporation, and Busey Bank, including Busey Bank’s wholly-owned subsidiaries FirsTech, Pulaski Service Corporation, and Busey Capital Management, Inc.  Operating results generated from acquired businesses are included with the Company’s results of operations starting from each date of acquisition.  The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these Consolidated Financial Statements.  Intercompany balances and transactions have been eliminated in consolidation.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  The Company had assets under care of $12.7 billion and $10.2 billion at December 31, 2021, and 2020, respectively.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, interest-bearing deposits held with other financial institutions, and federal funds sold.  The carrying amount of these instruments is considered a reasonable estimate of fair value.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains its cash in deposit accounts, the balance of which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company considers the following factors in assessing whether the decline is due to a credit loss:

●	Extent to which the fair value is less than the amortized cost basis
●	Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors)
●	Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future
●	Failure of the issuer of the security to make scheduled interest or principal payments
●	Any changes to the rating of the security by a rating agency

Impairment related to a credit loss must be measured using the discounted cash flow method.  Credit loss recognition is limited to the fair value of the security.  Impairment is recognized by establishing an ACL through provision for credit losses.  Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes.  The Company did not recognize any impairment in 2021, 2020, or 2019.

Accrued interest receivable for debt securities available for sale totaled $11.4 million at December 31, 2021, and is excluded from the estimate of credit losses.  Accrued interest receivable is reported in other assets on the Consolidated Balance Sheets.

Debt securities classified as held to maturity were those debt securities that the Company had the intent and ability to hold to maturity and were carried at amortized cost.  The Company no longer carries debt securities classified as held to maturity.

Equity securities are carried at fair value with changes in fair value recognized in earnings.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale

Loans held for sale include mortgage loans which the Company intends to sell to investors and/or the secondary mortgage market.  Loans held for sale are recorded at fair value, as the Company has elected to apply the fair value method of accounting, with changes in fair value recognized in earnings.  Fair value adjustments are recorded as an adjustment to mortgage revenues.  The fair value of loans held for sale is measured using observable quoted market prices, contract prices, or market price equivalents, consistent with those used by other market participants.  Direct loan origination fees and costs related to loans accounted for at fair value are recognized when earned.

Loan servicing

Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans.  The unpaid principal balances of loans serviced by the Company for the benefit of others totaled $1.8 billion and are not included in the accompanying Consolidated Balance Sheets. Servicing rights are initially recorded at fair value which is determined using a valuation model that calculates the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The amortization of mortgage servicing rights is included in mortgage revenue. The amortization of government-guaranteed commercial loans is included in other income.

Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs.  For purposes of measuring impairment, servicing rights are stratified by one or more predominant characteristics of the underlying loans.  A valuation allowance is recognized in the amount by which the amortized cost of the rights for each stratum exceeds its fair value, if any.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings.  The Company had an insignificant amount of impairment recorded at December 31, 2021, and had $0.6 million impairment recorded at December 31, 2020.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Portfolio loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at the principal balance outstanding, net of purchase premiums and discounts, or net deferred origination fees or costs, charge-offs, and the ACL.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, the Company had $76.9 million in PPP loans outstanding, with an amortized cost of $75.0 million.  In comparison, at December 31, 2020, the Company had $451.5 million in PPP loans outstanding, with an amortized cost of $446.4 million.  The Company received fees totaling $20.1 million and $25.4 million, and incurred incremental direct origination costs of $4.2 million and $5.1 million, for the years ended December 31, 2021, and 2020, respectively, both of which have been deferred and are being amortized over the contractual life of these loans, subject to prepayment.  The Company recognized $14.0 million and $15.2 million in net interest income for fees, net of deferred cost, during the years ended December 31, 2021, and 2020, respectively.  As of December 31, 2021, $1.9 million in fees, net of deferred costs, remained to be recognized.  PPP loans contain a forgiveness feature for funds spent on covered expenses, including both principal and accrued interest.  Any remaining balance after loan forgiveness maintains a 100% government guarantee for the remaining term of the loan.  The Company has implemented an online portal designed to streamline the PPP loan forgiveness process by providing a tool that borrowers can use to apply for forgiveness.  As these loans are forgiven, the recognition of these fees and direct origination costs will be accelerated.  As of December 31, 2021, the Company had received approximately $999.0 million in borrower loan forgiveness from the SBA and had submitted forgiveness applications to the SBA on behalf of borrowers for another $7.1 million.

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

All TDRs are individually evaluated for purposes of assessing the adequacy of the ACL and for financial reporting purposes.  TDRs are evaluated using present value of the expected future cash flows discounted at the loan’s original effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the Company determines that the fair value of the TDR is less than the recorded investment in the loan, impairment is recognized through a charge to the ACL in the period of the modification and in periods subsequent to the modification.

Modified loans with payment deferrals that fall under the CARES Act or revised Interagency Statement that suspended requirements under GAAP related to TDR classifications are not included in the Company’s TDR totals.

Assets purchased with credit deterioration

On January 1, 2020, First Busey adopted ASC 326 using the prospective transition approach for financial assets PCD that were previously classified as PCI and accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  In accordance with ASC 326, the amortized cost basis of PCD assets were adjusted to reflect an ACL for any remaining credit discount.  Subsequent changes in expected cash flows will be adjusted through the ACL.  The noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.

Subsequent to the adoption of ASC 326, acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers as either PCD, for loans which have experienced more than insignificant credit deterioration since origination, or all other loans.  At the date of acquisition, an ACL on PCD loans is determined and netted against the amortized cost basis of the individual loans.  The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.  The ACL on PCD loans is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date.  Subsequent changes to the ACL are recorded through provision expense.  For all other loans, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for credit losses

The ACL is a significant estimate in the Company’s Consolidated Financial Statements, affecting both earnings and capital.  The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans.  Portfolio loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed.  Recoveries will be recognized up to the aggregate amount of previously charged-off balances.  The ACL is established through provision for credit loss expense charged to income.

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

Our methodology influences, and is influenced by, the Company’s overall credit risk management processes.  The ACL is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected.  The ACL is measured on a collective pool basis when similar risk characteristics exist.  Loans that do not share risk characteristics are evaluated on an individual basis.

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the amortized cost basis.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values, and other relevant factors.  The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.  The Company uses four quarters as its reasonable and supportable forecast period.  Due to rapidly changing forecasts around the impact of COVID-19, the Company does not believe it has the current ability to incorporate reasonable and supportable forecasts into its CECL models extending beyond four quarters.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable.  If not readily determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  For operating leases existing prior to January 1, 2019, the Company used a borrowing rate that corresponded to the remaining lease term.

The Company’s lease agreements often include one or more options to renew at the Company’s discretion.  If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of its right of use assets and lease liabilities.

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

Other real estate owned and other repossessed assets

OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans.  OREO and other repossessed assets are recorded at the fair value of the property or asset, less estimated costs of disposal, which establishes a new cost basis.  Any adjustment to fair value at the time of transfer to OREO or other repossessed assets is charged to the ACL.  OREO property and other repossessed assets are evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded, as necessary.  OREO and other repossessed assets are included in other assets on the Consolidated Balance Sheets.  Revenue, expense, gains, and losses from the operations of foreclosed assets are included in earnings.

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

The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including comparable company analysis and precedent transaction analysis.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  There was no impairment as of December 31, 2021, or 2020.  See “Note 7.  Goodwill and Other Intangible Assets” for further discussion.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from acquisitions and are amortized over their estimated useful lives.

Cash surrender value of bank owned life insurance

The Company has purchased, or acquired through acquisitions, life insurance policies on certain executives and senior officers.  Life insurance is recorded at its cash surrender value, which estimates its fair value.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains a liability for post-employment benefits promised to an employee based on an arrangement between the Company and an employee.  In an endorsement split-dollar life insurance arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits.  If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period.  Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period.  The Company has an accrued liability of $5.5 million as of December 31, 2021, included in other liabilities, for these arrangements, compared with $5.6 million as of December 31, 2020.

Other asset investments

The Company has invested in certain tax-advantaged projects promoting affordable housing, new markets, and historic rehabilitation.  These investments are designed to generate returns primarily though the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods.  In addition, the Company has private equities, which are primarily small business investment companies in the financial technology, agricultural, environmental, and affordable housing preservation markets.  These investments are considered to be variable interest entities, and are accounted for under the equity method or deferral method, as appropriate.  The Company is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest, and is not the primary beneficiary.

The following table summarizes the impact of the Company’s other asset investments on our Consolidated Balance Sheets for the periods indicated (dollars in thousands):

		As of December 31,
	Location	2021	2020
Other asset investments
Funded investments	Other assets	$37,417	20,368
Unfunded investments	Other assets	52,765	16,776
Other asset investments		$90,182	37,144

Unfunded investment obligations	Other liabilities	$(52,765)	$(16,776)

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

Income taxes

The Company is subject to income taxes in U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2017.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized.  The Company determined that no valuation allowance was required as of December 31, 2021, or 2020.

Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities.  Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2021, or 2020.

At December 31, 2021, the Company was not under examination by any tax authority.

Treasury Stock

Treasury stock acquired is recorded at cost.  Treasury stock issued is valued based on the “first-in, first-out” method.  Gains and losses on issuance are recorded as increases or decreases to additional paid-in capital.

Stock-based employee compensation

The 2020 Equity Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders.  A description of the 2020 Equity Plan can be found in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020.  The 2020 Equity Plan replaces the 2010 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan, which, from time to time, the Company used to grant equity awards to legacy employees of First Community.  Under the terms of the 2020 Equity Plan, the Company has granted RSU, DSU and PSU awards.

The Company’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of the Company’s business, and to attract and retain talented personnel.  All of the Company’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans.

The Company grants RSU awards to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one to five years, subject to accelerated vesting upon eligible retirement from the Company.  Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units.  Therefore, dividends earned each quarter compound based upon the updated unit balances.

The Company grants DSU awards, which are RSU awards with a deferred settlement date, to its directors and advisory directors.  Each DSU is equivalent to one share of the Company’s common stock. DSUs vest over a one-year period following the grant date.  These units generally are subject to the same terms as RSUs under the Company’s 2020 Equity Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company.  After vesting and prior to delivery, these units will continue to earn dividend equivalents.

The Company also grants PSU awards to members of management periodically throughout the year.  Each PSU is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has outstanding stock options assumed from acquisitions.

In 2021, the stockholders of First Busey approved the 2021 ESPP, and since the purchase price under the plan is 85% of the fair market value of a share of common stock (a 15% discount to the market price), the plan is considered to be a compensatory plan under current accounting guidance.  Therefore, the entire amount of the discount is recognized in salaries, wages, and employee benefits on the Consolidated Statements of Income.

See “Note 14.  Stock-based Compensation” for further discussion.

Segment disclosure

Operating segments are components of a business that (i) engage in business activities from which the component may earn revenues and incur expenses; (ii) have operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (iii) for which discrete financial information is available.  The Company’s operations are managed along three operating segments consisting of Banking, FirsTech, and Wealth Management. See “Note 21.  Operating Segments and Related Information” for further discussion.

Business Combinations

Business combinations are accounted for under ASC Topic 805, Business Combinations, using the acquisition method of accounting.  The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their estimated fair values as of that date.  To determine the fair values, the Company may utilize third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.  Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles.

Operating results generated from acquired businesses are included with the Company’s results of operations starting from each date of acquisition.  Acquisition related costs are costs the Company incurs to effect a business combination.  Those costs may include legal, accounting, valuation, other professional or consulting fees, system conversions, and marketing costs.  The Company accounts for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received.  Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of an acquiree’s employees are not liabilities at the acquisition date.  Instead, the Company recognizes these costs in its post-combination Consolidated Financial Statements in accordance with other applicable accounting guidance.

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

Interest Rate Swaps Designated as Cash Flow Hedges

The Company entered into derivative instruments designated as cash flow hedges.  For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risk Participation Agreements

The Company has entered into a risk participation agreement to manage the credit risk of its derivative position.  This agreement transfers counterparty credit risk related to an interest rate swap to another financial institution.  In this type of transaction, the Company (purchaser) has a swap agreement with a customer.  The Company then enters into a risk participation agreement with a counterparty (seller), under which the counterparty receives a fee to accept a portion of the credit risk.  If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the Company for the counterparty's percentage of the positive fair value of the customer swap as of the default date.  If the customer swap has a negative fair value, the counterparty has no reimbursement requirements.  If the customer defaults on the swap contract and the counterparty (seller) fulfills its payment obligations under the risk participation agreement, the seller is entitled to a pro rata share of the Company’s claim against the customer under the terms of the swap agreement.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates expected credit losses for off-balance sheet arrangements over the contractual period in which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer.  To be considered unconditionally cancelable for accounting purposes, the Company must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment.  Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans.  The Company incorporates a probability of funding and utilizes the ACL loss rates to calculate the reserve.  The reserve for off-balance-sheet credit exposure is carried on the Consolidated Balance Sheets in other liabilities rather than as a component of the ACL.  The reserve for off-balance-sheet credit exposure is adjusted as a provision for off-balance-sheet credit exposure reported as a component of noninterest expense in the accompanying Consolidated Statements of Income.  Liabilities recorded as reserves for the Company’s off-balance sheet credit exposure under these commitments was $6.5 million as of December 31, 2021, and was $7.3 million as of December 31, 2020.

Fair value of financial instruments

Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in “Note 18.  Fair Value Measurements.”  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Revenue

ASC 606 outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance.  ASC 606 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASC 606, and noninterest income.  The Company has evaluated its noninterest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying Consolidated Financial Statements is not necessary.  The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgment involved in applying ASC 606 that affects the determination of the timing and amount of revenue from contracts with customers.

Descriptions of the Company’s primary revenue generating activities that are within ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, include wealth management fees, payment technology solutions, and fees for customer services.

Wealth Management Fees

Wealth management fees represent fees due from wealth management customers as consideration for managing the customers' assets.  Wealth management and trust services include custody of assets, investment management, fees for trust services, and other fiduciary activities.  Also included are fees received from a third-party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party.  Revenue is recognized when the performance obligation is completed, which is generally monthly.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment Technology Solutions

Payment technology solutions revenue represents transaction-based fees for technology-driven payment solutions primarily for walk-in, lockbox, interactive voice recognition, and online bill payments through the Company’s subsidiary, FirsTech.  Revenue is recognized when the performance obligation is completed, which is generally monthly.

Fees for Customer Services

Fees for customer services consist of time-based revenue from service fees for account maintenance, item-based revenue from fee-based activity, and transaction-based fee revenue.  Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed.  Payments for such performance obligations are generally received at the time the performance obligations are satisfied.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2021.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  There were no significant subsequent events for the year ended December 31, 2021, through the filing date of these Consolidated Financial Statements.

Impact of recently adopted accounting standards

ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).”  ASU 2020-01 clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments.  ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs.  ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method.  In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise.  The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2021-06 “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants” amends certain disclosure requirements for banks and bank holding companies, as well as savings and loan organizations, by 1) simplifying loan category disclosure requirements, 2) requiring separate disclosure of the amounts of total loans, related allowance for losses, and unearned income, and 3) when a threshold is met, requires disclosure of the aggregate amount of loans to directors, executive officers, or principal holders of equity securities, or to any associate of such persons, including an explanation of changes in the amount of such loans, as well as disclosure of such loans that are past due, nonaccrual, or TDRs.  This update was effective upon issuance on August 9, 2021, and applies prospectively.  Adoption of this standard did not have a material impact on our results of operations or our consolidated financial statements.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting standards

ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” clarifies how an issuer should account for modifications or exchanges of equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock).  This accounting standard requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant.  This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.  This guidance is effective beginning January 1, 2022, and will be applied on a prospective basis.  Adoption of this standard will not have a material impact on our financial position or results of operations.

ASU 2021-05 “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” amends the lessor’s classification of certain leases under ASC 842.  Under this updated guidance, leases that would otherwise be classified as a sales-type or direct financing lease must be classified by a lessor as an operating lease when the following conditions are met: 1) the contract includes variable lease payments that do not depend on an index or rate and 2) classification as a sales-type or direct financing lease would result in recognition of a selling loss at lease commencement.  This guidance is effective beginning January 1, 2022, and will be applied on a prospective basis.  Adoption of this standard will not have a material impact on our financial position or results of operations.

ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with Topic 606 for contract assets and contract liabilities acquired in a business combination.  This update is effective beginning January 1, 2023, and may be adopted early.  This standard applies prospectively to all business combinations that occur on or after the date it is adopted and, if applicable, retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” establishes disclosure requirements for transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model.  Disclosures required under this standard include 1) the types of transactions, 2) the accounting for those transactions, and 3) the effect of those transactions on the consolidated financial statements.  This update is effective for annual periods beginning January 1, 2022, and applies prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application.  Adoption of this standard will not have a material impact on our financial position or results of operations.

Note 2.  Acquisitions

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the definitive agreement, each share of CAC common stock issued and outstanding as of the effective date was converted into the right to receive 444.4783 shares of First Busey common stock and $14,173.96 in cash, which reflects adjustments made to the cash consideration in accordance with the terms of the definitive agreement.  The fair value of the common stock of First Busey issued as part of the consideration paid to the holders of CAC common stock was determined on the basis of the closing price of First Busey’s common shares on May 28, 2021, the last trading day immediately preceding the acquisition date of May 31, 2021.  As additional consideration provided to CAC’s shareholders in the merger, CAC paid a special dividend to its shareholders in the amount of $60.0 million, or $12,087.58 per share of CAC common stock, on May 28, 2021.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available.  For the year ended December 31, 2021, $0.4 million of fair value adjustments were recorded as more information became available regarding unrecorded liabilities.  The Company does not expect any further adjustments will be necessary.

As the total consideration paid for CAC exceeded the estimated fair value of net assets acquired, goodwill of $6.3 million was recorded as a result of the acquisition.  The amount of goodwill recognized as a result of this transaction is expected to be fully tax deductible for federal income tax purposes in accordance with the Company’s election pursuant to Section 338(h)(10) of the Internal Revenue Code.  Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area, and was assigned to the Banking operating segment.

First Busey incurred $13.6 million in pre-tax expenses related to the acquisition of CAC for the year ended December 31, 2021, primarily for compensation expense, data processing expense, and professional fees, which are reported as components of noninterest expense in the accompanying Consolidated Statements of Income.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were as follows (dollars in thousands):

CAC
May 31, 2021
Assets acquired
Cash and cash equivalents	$298,637
Securities	702,367
Portfolio loans, net of ACL	430,470
Premises and equipment	17,034
Other intangible assets	17,340
Mortgage servicing rights	629
Other assets	8,176
Total assets acquired	1,474,653

Liabilities assumed
Deposits	1,315,671
Other borrowings	16,651
Other liabilities	19,205
Total liabilities assumed	1,351,527

Net assets acquired	$123,126

Consideration paid:
Cash	$70,358
Common stock	59,105
Total consideration paid	$129,463

Goodwill	$6,337

The fair value of PCD financial assets was $60.5 million on the date of acquisition.  Gross contractual amounts receivable relating to the PCD financial assets was $65.2 million.  The Company estimated, on the date of acquisition, that $4.2 million of the contractual cash flows specific to the PCD financial assets will not be collected.

Note 3.  Debt Securities

The table below provides the amortized cost, unrealized gains and losses, and fair values of debt securities, summarized by major category (dollars in thousands):

	As of December 31, 2021
	Amortized	Unrealized		Fair
	Cost	Gross Gains	Gross Losses	Value
Debt securities available for sale
U.S. Treasury securities	$166,768	$41	$(1,047)	$165,762
Obligations of U.S. government corporations and agencies	37,579	891	—	38,470
Obligations of states and political subdivisions	300,602	7,760	(1,493)	306,869
Asset-backed securities	492,055	295	(164)	492,186
Commercial mortgage-backed securities	625,339	3,425	(13,766)	614,998
Residential mortgage-backed securities	2,095,104	8,889	(34,680)	2,069,313
Corporate debt securities	296,076	1,081	(3,504)	293,653
Total debt securities available for sale	$4,013,523	$22,382	$(54,654)	$3,981,251

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
	Amortized	Unrealized		Fair
	Cost	Gross Gains	Gross Losses	Value
Debt securities available for sale
U.S. Treasury securities	$27,481	$356	$—	$27,837
Obligations of U.S. government corporations and agencies	67,406	2,162	(49)	69,519
Obligations of states and political subdivisions	292,940	11,779	(8)	304,711
Commercial mortgage-backed securities	408,716	10,212	(312)	418,616
Residential mortgage-backed securities	1,344,047	24,571	(303)	1,368,315
Corporate debt securities	70,953	1,237	(1)	72,189
Total debt securities available for sale	$2,211,543	$50,317	$(673)	$2,261,187

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

	As of December 31, 2021
	Amortized	Fair
	Cost	Value
Debt securities available for sale
Due in one year or less	$129,260	$129,848
Due after one year through five years	564,284	563,473
Due after five years through ten years	356,782	362,057
Due after ten years	2,963,197	2,925,873
Total debt securities available for sale	$4,013,523	$3,981,251

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Realized gains and losses on sales of debt securities
Gross security gains	$543	$1,732	$1,318
Gross security (losses)	(514)	(8)	(585)
Net gains (losses) on sales of debt securities (1)	$29	$1,724	$733
(1)	Net gains (losses) on sales of securities reported on the Consolidated Statements of Income include the sale of equity securities, excluded in this table.

Debt securities with carrying amounts of $708.9 million on December 31, 2021, and $628.0 million on December 31, 2020, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$163,653	$(1,047)	$—	$—	$163,653	$(1,047)
Obligations of states and political subdivisions	92,680	(1,493)	—	—	92,680	(1,493)
Asset-backed securities	89,983	(164)	—	—	89,983	(164)
Commercial mortgage-backed securities	389,078	(10,186)	85,905	(3,580)	474,983	(13,766)
Residential mortgage-backed securities	1,700,187	(33,453)	20,538	(1,227)	1,720,725	(34,680)
Corporate debt securities	241,153	(3,504)	—	—	241,153	(3,504)
Total temporarily impaired securities	$2,676,734	$(49,847)	$106,443	$(4,807)	$2,783,177	$(54,654)

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$4,957	$(49)	$4,957	$(49)
Obligations of states and political subdivisions	762	(8)	—	—	762	(8)
Commercial mortgage-backed securities	129,655	(312)	—	—	129,655	(312)
Residential mortgage-backed securities	89,997	(300)	139	(3)	90,136	(303)
Corporate debt securities	1,499	(1)	—	—	1,499	(1)
Total temporarily impaired securities	$221,913	$(621)	$5,096	$(52)	$227,009	$(673)

No ACL was recorded in relation to the Company’s debt securities.  The Company’s debt security portfolio consisted of 1,252 securities as of December 31, 2021, compared to 1,114 securities as of December 31, 2020.  The number of debt securities in the investment portfolio in an unrealized loss position was 373 representing an unrealized loss of 1.4% of the aggregate fair value of debt securities as of December 31, 2021, compared to 23 securities representing an unrealized loss of 0.03% of the aggregate fair value of debt securities as of December 31, 2020.  Unrealized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments.  Furthermore, the Company does not intend to sell such securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities.  Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes.  As of December 31, 2021, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Portfolio Loans

Distributions of portfolio loans were as follows (dollars in thousands):

	As of December 31,
	2021	2020
Portfolio loans
Commercial	$1,943,886	$2,014,576
Commercial real estate	3,119,807	2,892,535
Real estate construction	385,996	461,786
Retail real estate	1,512,976	1,407,852
Retail other	226,333	37,428
Total portfolio loans	$7,188,998	$6,814,177

ACL	(87,887)	(101,048)
Portfolio loans, net	$7,101,111	$6,713,129

Net deferred loan origination costs included in the balances above were $9.0 million as of December 31, 2021, compared to $2.4 million as of December 31, 2020.  Net accretable purchase accounting adjustments included in the balances above reduced loans by $8.8 million as of December 31, 2021, and by $10.9 million as of December 31, 2020.  Commercial balances include loans originated under the PPP with an amortized cost of $75.0 million, as of December 31, 2021, compared to $446.4 million in loans originated under PPP included in the December 31, 2020, balance.

The Company purchased retail real estate loans totaling $32.2 million during the year ended December 31, 2021, compared to $43.9 million of retail real estate loan purchases during the year ended December 31, 2020.

Risk Grading

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

The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of December 31, 2021
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual	Total
Portfolio loans
Commercial	$1,747,756	$93,582	$69,427	$26,117	$7,004	$1,943,886
Commercial real estate	2,682,441	343,304	49,695	38,394	5,973	3,119,807
Real estate construction	369,797	13,793	6	2,400	—	385,996
Retail real estate	1,491,845	12,374	1,992	3,867	2,898	1,512,976
Retail other	226,262	—	—	—	71	226,333
Total portfolio loans	$6,518,101	$463,053	$121,120	$70,778	$15,946	$7,188,998

	As of December 31, 2020
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual	Total
Portfolio loans
Commercial	$1,768,755	$136,948	$72,447	$27,903	$8,523	$2,014,576
Commercial real estate	2,393,372	383,277	75,486	34,897	5,503	2,892,535
Real estate construction	434,681	24,481	77	2,546	1	461,786
Retail real estate	1,382,616	10,264	2,471	3,702	8,799	1,407,852
Retail other	37,324	—	—	—	104	37,428
Total portfolio loans	$6,016,748	$554,970	$150,481	$69,048	$22,930	$6,814,177

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk grades of portfolio loans, further sorted by origination year, are as follows (dollars in thousands):

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior	loans	Total
Commercial
Pass	$512,729	$228,811	$107,877	$84,873	$74,351	$122,418	$616,697	$1,747,756
Watch	13,847	5,913	14,274	5,060	1,361	2,866	50,261	93,582
Special Mention	7,062	898	5,961	4,025	6,790	11,845	32,846	69,427
Substandard	3,595	3,362	3,136	1,855	1,125	5,459	7,585	26,117
Substandard non-accrual	4,126	364	142	—	320	52	2,000	7,004
Total commercial	541,359	239,348	131,390	95,813	83,947	142,640	709,389	1,943,886

Commercial real estate
Pass	969,548	637,550	425,850	235,928	200,373	198,002	15,190	2,682,441
Watch	51,560	38,820	123,324	48,088	46,761	32,608	2,143	343,304
Special Mention	9,542	7,060	6,585	10,098	6,357	9,870	183	49,695
Substandard	21,002	3,781	1,218	11,451	521	421	—	38,394
Substandard non-accrual	112	181	359	1,893	3,407	21	—	5,973
Total commercial real estate	1,051,764	687,392	557,336	307,458	257,419	240,922	17,516	3,119,807

Real estate construction
Pass	202,082	123,491	31,927	3,155	738	1,223	7,181	369,797
Watch	7,886	4,159	54	—	1,574	120	—	13,793
Special Mention	—	—	6	—	—	—	—	6
Substandard	—	2,400	—	—	—	—	—	2,400
Substandard non-accrual	—	—	—	—	—	—	—	—
Total real estate construction	209,968	130,050	31,987	3,155	2,312	1,343	7,181	385,996

Retail real estate
Pass	523,541	215,068	96,617	79,158	82,478	281,737	213,246	1,491,845
Watch	4,100	2,460	1,780	1,312	343	150	2,229	12,374
Special Mention	1,965	27	—	—	—	—	—	1,992
Substandard	1,369	232	12	71	165	1,687	331	3,867
Substandard non-accrual	235	63	—	16	227	1,705	652	2,898
Total retail real estate	531,210	217,850	98,409	80,557	83,213	285,279	216,458	1,512,976

Retail other
Pass	59,366	22,305	26,126	16,189	7,180	1,326	93,770	226,262
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	34	10	—	14	13	—	—	71
Total retail other	59,400	22,315	26,126	16,203	7,193	1,326	93,770	226,333

Total portfolio loans	$2,393,701	$1,296,955	$845,248	$503,186	$434,084	$671,510	$1,044,314	$7,188,998

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2020	2019	2018	2017	2016	Prior	loans	Total
Commercial
Pass	$812,536	$158,307	$107,565	$93,190	$61,847	$79,970	$455,340	$1,768,755
Watch	16,544	22,247	14,954	13,724	2,577	10,943	55,959	136,948
Special Mention	6,402	2,671	2,069	7,164	6,763	13,733	33,645	72,447
Substandard	7,772	3,791	2,371	1,939	819	1,233	9,978	27,903
Substandard non-accrual	150	3,045	451	2,168	641	68	2,000	8,523
Total commercial	843,404	190,061	127,410	118,185	72,647	105,947	556,922	2,014,576

Commercial real estate
Pass	717,559	503,977	360,573	384,843	180,555	227,068	18,797	2,393,372
Watch	88,297	110,526	90,412	33,734	32,887	27,023	398	383,277
Special Mention	16,490	8,858	10,490	10,505	7,102	21,808	233	75,486
Substandard	17,445	4,166	1,491	7,812	2,111	1,377	495	34,897
Substandard non-accrual	1,091	776	821	882	286	1,647	—	5,503
Total commercial real estate	840,882	628,303	463,787	437,776	222,941	278,923	19,923	2,892,535

Real estate construction
Pass	179,232	171,663	64,025	1,468	761	1,444	16,088	434,681
Watch	18,485	3,657	337	1,838	164			24,481
Special Mention	67	10	—	—	—	—	—	77
Substandard	2,400	—	—	—	146	—	—	2,546
Substandard non-accrual	—	—	—	—	—	1	—	1
Total real estate construction	200,184	175,330	64,362	3,306	1,071	1,445	16,088	461,786

Retail real estate
Pass	319,302	162,711	135,065	136,427	140,600	257,147	231,364	1,382,616
Watch	2,715	2,053	1,396	349	579	233	2,939	10,264
Special Mention	509	—	—	—	1,962	—	—	2,471
Substandard	899	96	56	26	727	1,631	267	3,702
Substandard non-accrual	687	78	646	1,147	233	4,815	1,193	8,799
Total retail real estate	324,112	164,938	137,163	137,949	144,101	263,826	235,763	1,407,852

Retail other
Pass	8,357	9,430	5,600	2,516	691	440	10,290	37,324
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	14	7	5	15	5	57	1	104
Total retail other	8,371	9,437	5,605	2,531	696	497	10,291	37,428

Total portfolio loans	$2,216,953	$1,168,069	$798,327	$699,747	$441,456	$650,638	$838,987	$6,814,177

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of December 31, 2021
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$363	$10	$213	$7,004
Commercial real estate	151	441	—	5,973
Real estate construction	56	—	—	—
Retail real estate	3,312	1,830	693	2,898
Retail other	82	16	—	71
Total past due and non-accrual loans	$3,964	$2,297	$906	$15,946

	As of December 31, 2020
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$243	$—	$—	$8,523
Commercial real estate	—	—	—	5,503
Real estate construction	237	235	—	1
Retail real estate	6,248	400	1,305	8,799
Retail other	66	149	66	104
Total past due and non-accrual loans	$6,794	$784	$1,371	$22,930

Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $1.6 million, $1.8 million, and $2.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.  Interest collected on those loans and recognized on a cash basis that was included in interest income was $0.4 million for the year ended 2021, and was insignificant for the years ended December 31, 2020, and 2019.

Troubled Debt Restructurings

TDR loan balances are summarized as follows (dollars in thousands):

	As of December 31,
	2021	2020
TDRs
In compliance with modified terms	$1,801	$3,814
30 – 89 days past due	—	15
Non-performing TDRs	551	1,249
Total TDRs	$2,352	$5,078

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans that were designated as TDRs during the periods presented are summarized as follows (dollars in thousands):

	Newly Designated TDRs
		Recorded Investment (2)
	Number of	Rate	Payment
	Contracts (1)	Modification (3)	Modification (3)
December 31, 2021
Commercial	1	$364	$—

December 31, 2020
Commercial	3	$130	$—
Commercial real estate	1	651	—
Retail real estate	4	—	986
Total	8	$781	$986

December 31, 2019
Commercial	2	$342	$—
Commercial real estate (4)	1	—	—
Real estate construction	1	185	—
Total	4	$527	$—
(1)	Total number of contracts that were newly designated as TDRs during years ended on the dates indicated.
(2)	Recorded investment for newly designated TDR’s that were still outstanding as of the dates indicated.
(3)	TDRs may include multiple concessions; those that include an interest rate concession and payment concession are shown in the rate modification columns.
(4)	One commercial real estate TDR that was entered into during the year ended December 31, 2019, subsequently had payment defaults; it was then transferred to OREO by December 31, 2019.

Loans that were designated as TDRs and had subsequent defaults within 12 months are summarized in the table below (dollars in thousands).  A default occurs when a loan is 90 days or more past due or transferred to non-accrual.

	Year Ended December 31,
	2021	2020	2019
Defaults on loans designated as TDRs within the last 12 months
Commercial	$—	$—	$—
Commercial real estate	—	—	3,277

Gross interest income that would have been recorded during the years ended December 31, 2021, 2020, and 2019, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.

Loans Modified Under the CARES Act or Interagency Statement

The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.  Federal regulatory agencies, in consultation with FASB, also issued an Interagency Statement to encourage financial institutions to work with borrowers affected by COVID-19, and updating guidance which allowed banks to modify loans of customers stressed by COVID-19 without having to classify the loan as a TDR.  The Company’s TDR loan totals do not include the following modified loans with payment deferrals that fall under the CARES Act or Interagency Statement that suspended requirements under GAAP related to TDR classification (dollars in thousands):

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021		As of December 31, 2020
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
COVID-19 loan modifications
Commercial loans:
Full payment deferral (1)	—	$—	46	$37,150
Interest-only deferrals	32	128,730	23	85,270
Blended principal and interest and interest-only deferrals	—	—	29	86,204
Total commercial loans	32	128,730	98	208,624

Retail loans:
Mortgage and personal loan deferrals	2	137	351	47,671
Purchased home equity line of credit pool deferrals	—	—	1	119
Total retail loans	2	137	352	47,790

Total COVID-19 loans modifications	34	$128,867	450	$256,414
(1)	Includes SBA loans with additional 90-day full payment deferrals granted by Busey.

Loans Evaluated Individually

The Company evaluates loans with disparate risk characteristics on an individual basis.  The following tables provide details of loans evaluated individually, segregated by category.  The unpaid principal balance represents the customer outstanding contractual principal balance excluding any partial charge-offs.  Recorded investment represents the amortized cost of customer balances net of any partial charge-offs recognized on the loan.  Average recorded investment is calculated using the most recent four quarters (dollars in thousands):

	As of and for the Year Ended December 31, 2021
	Unpaid	Recorded Investment				Average
	Principal	With No	With		Related	Recorded
	Balance	Allowance	Allowance	Total	Allowance	Investment
Loans evaluated individually
Commercial	$10,247	$498	$6,490	$6,988	$3,564	$8,791
Commercial real estate	6,456	5,750	—	5,750	—	6,390
Real estate construction	272	272	—	272	—	282
Retail real estate	2,514	2,345	25	2,370	25	4,093
Retail other	—	—	—	—	—	—
Total loans evaluated individually	$19,489	$8,865	$6,515	$15,380	$3,589	$19,556

	As of and for the Year Ended December 31, 2020
	Unpaid	Recorded Investment				Average
	Principal	With No	With		Related	Recorded
	Balance	Allowance	Allowance	Total	Allowance	Investment
Loans evaluated individually
Commercial	$16,771	$4,001	$4,371	$8,372	$1,600	$7,920
Commercial real estate	7,406	6,067	—	6,067	—	9,349
Real estate construction	292	292	—	292	—	581
Retail real estate	5,873	5,490	25	5,515	25	7,439
Retail other	—	—	—	—	—	10
Total loans evaluated individually	$30,342	$15,850	$4,396	$20,246	$1,625	$25,299

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.  Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell.  The Company had $7.9 million and $14.8 million of collateral dependent loans secured by real estate or business assets as of December 31, 2021, and December 31, 2020, respectively.

Allowance for Credit Losses

Management estimates the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010.  As of December 31, 2021, the Company expects the markets in which it operates to experience continued economic uncertainty around the levels of delinquencies over the next four quarters.  Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.  PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

The following tables summarize activity in the ACL.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	As of and for the Year Ended December 31, 2021
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL beginning balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Day 1 PCD (1)	3,546	336	—	129	167	4,178
Provision for credit losses	(2,160)	(7,651)	(3,180)	(4,456)	2,346	(15,101)
Charged-off	(2,026)	(925)	(209)	(1,145)	(478)	(4,783)
Recoveries	629	259	298	1,069	290	2,545
ACL ending balance	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
(1)	The Day 1 PCD is attributable to the CAC acquisition.

	As of and for the Year Ended December 31, 2020
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance, prior to adoption of ASC 326-30	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326-30	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	10,832	17,511	1,452	9,050	(48)	38,797
Charged-off	(6,376)	(1,972)	(18)	(2,057)	(665)	(11,088)
Recoveries	404	195	601	1,212	346	2,758
ACL ending balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048

	As of and for the Year Ended December 31, 2019
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
Beginning balance	$17,829	$21,137	$2,723	$8,471	$488	$50,648
Provision for credit losses	4,893	3,002	(70)	2,102	479	10,406
Charged-off	(6,478)	(3,257)	—	(1,162)	(863)	(11,760)
Recoveries	2,047	308	551	1,084	464	4,454
Ending balance	$18,291	$21,190	$3,204	$10,495	$568	$53,748

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of December 31, 2021
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively	Individually		Collectively	Individually
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Portfolio loan category
Commercial	$1,936,898	$6,988	$1,943,886	$20,291	$3,564	$23,855
Commercial real estate	3,114,057	5,750	3,119,807	38,249	—	38,249
Real estate construction	385,724	272	385,996	5,102	—	5,102
Retail real estate	1,510,606	2,370	1,512,976	17,564	25	17,589
Retail other	226,333	—	226,333	3,092	—	3,092
Total portfolio loans and related ACL	$7,173,618	$15,380	$7,188,998	$84,298	$3,589	$87,887

	As of December 31, 2020
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively	Individually		Collectively	Individually
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Portfolio loan category
Commercial	$2,006,204	$8,372	$2,014,576	$22,266	$1,600	$23,866
Commercial real estate	2,886,468	6,067	2,892,535	46,230	—	46,230
Real estate construction	461,494	292	461,786	8,193	—	8,193
Retail real estate	1,402,337	5,515	1,407,852	21,967	25	21,992
Retail other	37,428	—	37,428	767	—	767
Total portfolio loans and related ACL	$6,793,931	$20,246	$6,814,177	$99,423	$1,625	$101,048

Note 5.  Other Real Estate Owned and Other Repossessed Assets

OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets.  The following table summarizes the composition of the Company’s OREO and other repossessed asset balances as of the periods presented (dollars in thousands):

	As of December 31,
	2021	2020
OREO
Commercial	$2,839	$4,206
Residential	235	364
Total OREO	3,074	4,570
Other repossessed assets	1,342	1
OREO and other repossessed assets	$4,416	$4,571

The following table summarizes activity related to OREO and other repossessed assets (dollars in thousands):

	As of and for the Years Ended December 31,
	2021	2020
Changes in OREO and other repossessed assets
OREO and other repossessed assets beginning balance	$4,571	$3,057
Additions, transfers from loans	1,610	2,867
Sales	(1,721)	(1,282)
Cash payments collected	(43)	(3)
Impairment of OREO and other repossessed assets	(1)	(68)
OREO and other repossessed assets ending balance	$4,416	$4,571

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, the Company had $0.2 million of residential real estate in the process of foreclosure. The Company has elected to follow Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans, as well as all COVID-19 related state foreclosure and eviction orders.

Note 6.  Premises and Equipment, net

Premises and equipment, net are summarized as follows (dollars in thousands):

	As of December 31,
	2021	2020
Premises and equipment
Land and improvements	$45,595	$40,762
Buildings and improvements	132,011	130,610
Furniture and equipment	54,473	53,766
Premises and equipment, gross	232,079	225,138
Accumulated depreciation	95,932	89,947
Premises and equipment, net	$136,147	$135,191

Depreciation expense was $11.6 million, $12.3 million, and $11.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 7.  Goodwill and Other Intangible Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized.  The Company’s goodwill is associated with its three operating segments, Banking, FirsTech, and Wealth Management. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its estimated fair value. Based on the impairment testing performed at December 31, 2021, there were no indicators of potential impairment based on the estimated fair value of those operating segments.  All three operating segments have produced quarterly and annual earnings.

During 2021, in connection with the acquisition of CAC, the company recorded goodwill totaling $6.3 million and other intangible assets totaling $8.8 million in the Banking operating segment, as well as other intangible assets totaling $8.5 million in the Wealth Management segment.  During 2020, the Company recorded other intangible assets totaling $0.4 million in the Wealth Management operating segment in connection with an asset acquisition.

The carrying amount of goodwill by operating segment is as follows (dollars in thousands):

	As of December 31,
	2021	2020
Goodwill
Banking	$294,773	$288,436
FirsTech	8,992	8,992
Wealth Management	14,108	14,108
Total goodwill	$317,873	$311,536

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core deposit and customer relationship intangible assets are amortized over the estimated period benefited.  Intangible asset disclosures are as follows (dollars in thousands):

	As of and for the Years Ended December 31,
	2021			2020
		Customer			Customer
	Core deposit	relationship		Core deposit	relationship
	intangible	intangible	Total	intangible	intangible	Total
Intangibles
Intangible assets, gross	$99,065	$33,138	$132,203	$90,256	$24,608	$114,864
Accumulated amortization	55,161	18,991	74,152	46,909	15,970	62,879
Intangible assets, net	$43,904	$14,147	$58,051	$43,347	$8,638	$51,985

Amortization expense	$8,253	$3,021	$11,274	$7,753	$2,255	$10,008

Future expense for the amortization of intangible assets, as estimated, is summarized in the table below for the periods presented (dollars in thousands):

	As of December 31, 2021
		Customer
	Core deposit	relationship
	intangible	intangible	Total
Estimated amortization expense
2022	$8,315	$3,313	$11,628
2023	7,616	2,816	10,432
2024	6,902	2,318	9,220
2025	5,956	1,887	7,843
2026	5,227	1,479	6,706
Thereafter	9,888	2,334	12,222
Total estimated amortization expense	$43,904	$14,147	$58,051

Note 8.  Deposits

The composition of deposits is as follows (dollars in thousands):

	As of December 31,
	2021	2020
Deposits
Demand deposits, noninterest-bearing	$3,670,267	$2,552,039
Interest-bearing transaction deposits	2,720,417	2,263,093
Saving deposits and money market deposits	3,442,244	2,743,369
Time deposits	935,649	1,119,348
Total deposits	$10,768,577	$8,677,849

Additional information about our deposits is as follows (dollars in thousands):

	As of December 31,
	2021	2020
Brokered savings deposits and money market deposits	$2,248	$2,251
Brokered time deposits	266	5,257
Aggregate amount of time deposits with a minimum denomination of $100,000	454,649	568,735
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	137,449	192,563

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of time deposits are as follows (dollars in thousands):

As of
December 31, 2021
Time deposits by schedule of maturities
2022	$643,826
2023	191,995
2024	70,111
2025	16,149
2026	12,834
Thereafter	734
Time deposits	$935,649

Note 9.  Borrowings

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

	As of December 31,
	2021	2020
Securities sold under agreements to repurchase	$270,139	$175,614
Weighted average rate for securities sold under agreements to repurchase	0.08%	0.13%

Term Loan

On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Company has access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026.  The loans have an annual interest rate of 1.75% plus the 1-month LIBOR rate.  Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC and for general corporate purposes.  The revolving credit facility incurs a non-usage fee based on any undrawn amounts.  As of December 31, 2021, there was no balance outstanding on the revolving credit facility and a total of $54.0 million outstanding on the term loan, of which $12.0 million is short-term and $42.0 million is long-term.  Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.

Short-term Borrowings

Short-term borrowings are summarized as follows (dollars in thousands):

	As of December 31,
	2021	2020
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$5,678	$4,658
Term Loan, current portion due within 12 months	12,000	—
Total short-term debt	$17,678	$4,658

Federal funds purchased are short-term borrowings that generally mature between one and 90 days.  The Company had no federal funds purchased as of December 31, 2021, or 2020.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt

Long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2021	2020
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$4,056	$4,757
Term Loan	42,000	—
Total long-term debt	$46,056	$4,757

As of December 31, 2021, and 2020, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing May 2023, with an interest rate of 3.04%.

Senior and subordinated notes

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that mature on May 25, 2022.  The senior notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017.  The senior notes are not subject to optional redemption by the Company.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes, which qualify as Tier 2 capital for First Busey, bear interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to the 3-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date.  The subordinated notes are payable semi-annually on each May 25 and November 25, commencing on November 25, 2017, during the five-year fixed term and thereafter on February 25, May 25, August 25, and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022.  The senior notes and subordinated notes are unsecured obligations of the Company.

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

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2021	2020
Unamortized debt issuance costs
Senior notes issued in 2017	$56	$191
Subordinated notes issued in 2017	549	651
Subordinated notes issued in 2020	1,678	2,123
Total unamortized debt issuance costs	$2,283	$2,965

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Junior Subordinated Debt Owed to Unconsolidated Trusts

First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities.  Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts previously maintained by Pulaski and the fair value adjustment is being accreted over their weighted average remaining life, with a balance of $3.0 million remaining to be accreted. The Company had $71.6 million and $71.5 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2021, and 2020, respectively, maturing in 2034 through 2036.

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

For regulatory capital purposes, current banking regulations allow for the inclusion in Tier 1 Capital qualifying trust preferred securities issued prior to May 19, 2010, by bank holding companies with less than $15.0 billion of assets, but do not allow for additional Tier 1 Capital to be raised through the future issuance of trust preferred securities.  As of December 31, 2021, 100% of the trust preferred securities qualified as Tier 1 Capital; however, once the Company reaches $15.0 billion in assets, its trust preferred securities will no longer quality as Tier 1 Capital.

Note 11.  Regulatory Capital

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  As of December 31, 2021, and 2020, all capital ratios of the Company and Busey Bank exceeded the well capitalized levels under the applicable regulatory capital adequacy guidelines.  Management believes that no events or changes have occurred subsequent to December 31, 2021, that would change this designation.

On March 27, 2020, the FDIC and other federal banking agencies published an Interim Final Rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period.  On August 26, 2020, the CECL final rule was finalized and was substantially similar to the Interim Final Rule.  Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, from the adoption of CECL will be deferred for two years, until January 1, 2022.  In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, will be added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period.  At the conclusion of the two-year period, the adjusted transition amounts will be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2020, the Company issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030, which qualify as Tier 2 capital for regulatory purposes.

The following tables summarize regulatory capital requirements applicable to the holding company and its subsidiary bank (dollars in thousands):

	As of December 31, 2021
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$995,874	11.85%	$378,334	4.50%	$546,482	6.50%
Busey Bank	$1,241,303	14.81%	$377,096	4.50%	$544,695	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,069,874	12.73%	$504,445	6.00%	$672,594	8.00%
Busey Bank	$1,241,303	14.81%	$502,795	6.00%	$670,394	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,320,187	15.70%	$672,594	8.00%	$840,742	10.00%
Busey Bank	$1,306,616	15.59%	$670,394	8.00%	$837,992	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,069,874	8.52%	$502,336	4.00%	N/A	N/A
Busey Bank	$1,241,303	9.91%	$501,104	4.00%	$626,379	5.00%

	As of December 31, 2020
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$909,033	12.43%	$329,071	4.50%	$475,325	6.50%
Busey Bank	$1,053,910	14.44%	$328,546	4.50%	$474,567	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$983,033	13.44%	$438,761	6.00%	$585,015	8.00%
Busey Bank	$1,053,910	14.44%	$438,062	6.00%	$584,082	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,245,997	17.04%	$585,015	8.00%	$731,269	10.00%
Busey Bank	$1,131,875	15.50%	$584,082	8.00%	$730,103	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$983,033	9.79%	$401,717	4.00%	N/A	N/A
Busey Bank	$1,053,910	10.52%	$400,581	4.00%	$500,727	5.00%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards.  The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1 Capital, which is added to the minimum risk-weighted asset ratios.  The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of Common Equity Tier 1 Capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall.  In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) Common Equity Tier 1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries.  Under applicable regulatory requirements, an Illinois state-chartered bank, such as Busey Bank, may not pay dividends in excess of its net profits.  Busey Bank paid dividends to the Company of $60.0 million during the year ended December 31, 2021, and $122.0 million during the year ended December 31, 2020.

Note 12.  Income Taxes

The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Income tax expense
Current expense:
Federal	$20,261	$21,027	$22,479
State	8,448	12,144	8,910
Deferred expense:
Federal	3,644	(3,657)	(380)
State	1,021	(1,652)	476
Total income tax expense	$33,374	$27,862	$31,485

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the accompanying Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2021	2020	2019
Percent of pretax income
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax-exempt interest, net	(1.1)%	(1.6)%	(1.7)%
Stock incentive	—%	0.2%	(0.1)%
State income taxes, net	4.5%	6.5%	5.5%
Income on bank owned life insurance	(0.7)%	(0.9)%	(0.9)%
Tax credit investments	(3.6)%	(3.2)%	(1.3)%
Other, net	1.2%	(0.3)%	0.9%
Effective income tax rate	21.3%	21.7%	23.4%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred taxes, reported in other assets or other liabilities in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands):

	As of December 31,
	2021	2020
Deferred taxes
Deferred tax assets:
ACL	$25,884	$30,332
Unrealized loss on cash flow hedge	273	871
Unrealized losses on securities available for sale	9,199	—
Stock-based compensation	4,204	2,975
Deferred compensation	55	66
Purchase accounting adjustments	1,213	4,470
Accrued vacation	398	610
Lease liabilities	2,893	2,142
Employee costs	2,847	1,598
Other	390	431
Total deferred tax assets	47,356	43,495

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	(14,151)
Basis in premises and equipment	(1,347)	(348)
Affordable housing partnerships and other investments	(3,696)	(1,995)
Purchase accounting adjustments	(1,362)	(1,835)
Mortgage servicing assets	(2,853)	(3,418)
Basis in core deposit, customer intangible assets, and asset purchase goodwill	(9,485)	(12,714)
Deferred loan origination costs	(2,454)	(2,654)
Right of use assets	(2,877)	(2,130)
Unrealized gain on equity securities	(1,099)	(276)
Other	(560)	(405)
Total deferred tax liabilities	(25,733)	(39,926)

Net deferred tax asset	$21,623	$3,569

At December 31, 2021, the Company had state net operating loss carryforwards for Wisconsin and California, both of which were an insignificant amount and will begin to expire in the year 2041.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized.  The Company has determined that no valuation allowance is required for any deferred tax assets as of December 31, 2021, or 2020.

Note 13.  Employee Benefit Plans

Active Benefit Plans

Profit-Sharing Plan

All associates who meet certain age and service requirements are eligible to participate in the Company's profit-sharing plan.  Discretionary profit-sharing contributions and related expenses, if any, are approved solely by the First Busey board of directors, and in no case may annual contributions be greater than the amounts deductible for federal income tax purposes for that year.

The rights of participants in the profit-sharing plan vest ratably over a five-year period, except for the 401(k) Safe Harbor match component of the profit-sharing plan, which vests immediately.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terminated Benefit Plans

Employees’ Stock Ownership Plan

Prior to 2014, the First Busey ESOP was available to all associates who met certain age and service requirements.  Effective March 20, 2014, the ESOP was frozen, all shares were fully vested, and there were no new contributions under the ESOP.  On October 31, 2019, First Busey’s board of directors elected to terminate the ESOP.  First Busey filed a determination letter with the Internal Revenue Service on February 10, 2020.  During 2020, First Busey received a favorable determination ruling from the Internal Revenue Service, and all plan assets were distributed by the end of the year.

Deferred Compensation Plan

The Company previously sponsored deferred compensation plans for executive officers for deferral of compensation.  Effective March 28, 2018, the deferred compensation plans were terminated, and account balances were distributed in April 2019.  There was no deferred compensation liability balance as of December 31, 2021, or 2020.

Benefit Plan Expenses

Expenses related to our employee benefit plans, reported in salaries, wages, and employee benefits in the accompanying Consolidated Statements of Income, are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Employee benefit plan expenses
Profit-sharing plan	$6,531	$5,982	$5,777
Deferred compensation plan	—	—	80
Total employee benefit plan expenses	$6,531	$5,982	$5,857

Note 14.  Stock-based Compensation

Stock Options

The Company has outstanding stock options assumed from acquisitions.  A summary of the status of, and changes in, the Company's stock option awards follows (dollars in thousands, except weighted-average exercise price):

	As of and for the Year Ended December 31, 2021
			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of year	39,085	$23.53	5.88	$—
Exercised	—	—
Forfeited	—	—
Expired	(7,699)	23.53
Outstanding at end of year	31,386	$23.53	4.88	$113

Exercisable at end of year	31,386	$23.53	4.88	$113

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Equity Plan

Under the terms of the 2020 Equity Plan, the Company has granted RSU, PSU, and DSU awards.  The Company grants RSUs to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock.  These units have requisite service periods ranging from one to five years, subject to accelerated vesting upon eligible retirement from the Company.  Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units.  Therefore, dividends earned each quarter compound based upon the updated unit balances.

The Company also grants PSU awards to members of management periodically throughout the year.  Each PSU is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

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

Restricted Stock Unit, Performance-Based Restricted Stock Unit, and Deferred Stock Unit Awards

Changes in the Company’s RSU, PSU, and DSU awards are summarized as follows:

	As of and for the Year Ended December 31, 2021
	RSU Awards		PSU Awards		DSU Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares (1)	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,017,038	$23.87	15,724	$16.25	34,263	$17.18
Granted	260,231	24.26	99,159	23.91	35,664	24.59
Dividend equivalents earned	43,783	23.65	—	—	4,891	23.72
Vested	(143,242)	23.50	—	—	(40,683)	18.24
Forfeited	(29,883)	24.88	(968)	23.48	—	—
Nonvested at end of period	1,147,927	$23.97	113,915	$22.86	34,135	$24.59

Vested and outstanding at end of period					97,297	$22.02
(1)	Shares for PSU awards represent target shares at grant date.

On March 24, 2021, under the terms of the 2020 Equity Plan, the Company granted 212,426 RSUs to members of management.  The grant date fair value of the award totaled $5.2 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years.  The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period.  Subsequent to the requisite service period, the awards will become 100% vested.  Further, the Company granted 33,288 DSUs to directors and advisory directors.  The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year.  Subsequent to the requisite service period, the awards will become 100% vested.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, during the first quarter of 2021, the Company granted a target of 28,344 PSUs with a maximum award of 39,682 units.  The actual number of units issued at the vesting date could range from 0% to 140% of the initial grant, depending on attaining a performance goal based upon FirsTech’s compounded annual revenue growth rate.  The grant date fair value of the award is $0.7 million and will be recognized in compensation expense over the performance period ending August 31, 2023, subject to achievement of the performance goal.

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

A description of RSU, PSU and DSU awards granted in 2020 and 2019 under the terms of the 2020 Equity Plan, 2010 Equity Plan, or the First Community 2016 Equity Incentive Plan can be found in the Company’s Annual Reports for the years ended December 31, 2020, and 2019.

The Company issued 116,904 treasury shares in conjunction with the vesting of RSUs and settlement of DSUs in 2021.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.

2021 Employee Stock Purchase Plan

The 2021 ESPP was approved at the Company’s 2021 Annual Meeting of Stockholders, replacing the 2011 ESPP which terminated at the end of 2020.  The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in the Company by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success.  Under the terms of the 2021 ESPP, all participating employees will have equal rights and privileges.  Substantially all of our employees are eligible to participate in the 2021 ESPP.  Further details can be found within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021.

The first offering under the 2021 ESPP began on July 1, 2021.  There were 569,610 shares available for issuance under the 2021 ESPP as of December 31, 2021.

Stock-based Compensation Expense

The Company recognized compensation expense related to non-vested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as presented in the table below (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense
Stock options (1)	$—	$—	$146
RSU awards	5,809	6,493	3,249
PSU awards	979	77	—
DSU awards	962	565	602
2021 ESPP	114	—	—
Total stock-based compensation expense	$7,864	$7,135	$3,997
(1)	Stock option compensation expense recorded in 2019 was attributable to converted options related to the 2017 acquisition of First Community.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized stock-based compensation expense is presented in the table below (dollars in thousands):

	As of December 31,
	2021		2020
Unamortized stock-based compensation
RSU awards	$10,204		$10,411
PSU awards	1,547		179
DSU awards	209		294
Total unamortized stock-based compensation	$11,960		$10,884

Weighted average period over which expense is to be recognized	2.9	yrs	3.0	yrs

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

The following is an analysis of the changes in loans to related parties, as a group (dollars in thousands):

As of and for the Year Ended
December 31, 2021
Loans to related parties
Balance at beginning of year	$41,921
Change in relationship	(2,033)
New loans/advances	31,761
Repayments	(29,092)
Balance at end of year	$42,557

Loans to related parties did not include amounts that were past due, nonaccrual, or TDRs.

Additionally, total unused commitments to directors and executive officers were $8.6 million at December 31, 2021.

Note 16.  Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company is a party to legal actions which arise in the normal course of its business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s financial position or the results of operations.

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of December 31,
	2021	2020
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,983,655	$1,754,370
Standby letters of credit	32,552	38,937
Total commitments	$2,016,207	$1,793,307

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments Designated as Hedges

Interest Rate Swaps Designated as Cash Flow Hedges

The Company entered into derivative instruments designated as cash flow hedges.  For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

Interest rate swaps with notional amounts totaling $50.0 million as of December 31, 2021, and $70.0 million as of December 31, 2020, were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts and were determined to be highly effective during the period.  A $20.0 million swap matured on September 17, 2021, and the Company has one remaining swap.  The gross aggregate fair value of the swaps of $1.0 million as of December 31, 2021, and $3.1 million as of December 31, 2020, is recorded in other liabilities in the Consolidated Balance Sheets, with changes in fair value recorded net of tax in other comprehensive income (loss).  The Company expects its hedge to remain highly effective during the remaining term of the swap.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	As of December 31,
	2021		2020
Notional amount	$50,000		$70,000
Weighted average fixed pay rates	1.79%		1.80%
Weighted average variable 3-month LIBOR receive rates	0.20%		0.22%
Weighted average maturity, in years	2.71	yrs	2.85	yrs
Unrealized gains (losses), net of tax	$(685)		$(2,184)

The Company expects $0.2 million of the unrealized gain (loss) to be reclassified from OCI to interest expense during the next three months. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2021.

Interest income (expense) recorded on swap transactions was as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest income (expense) on swap transactions	$(1,067)	$(758)	$60

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the net gains (losses) recorded in AOCI and the Consolidated Statements of Comprehensive Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrealized gains (losses) on cash flow hedges
Gain (loss) recognized in OCI, net of tax	$736	$(2,526)	$(202)
(Gain) loss reclassified from OCI to interest expense, net of tax	763	542	2
Net change in unrealized gains (losses) on cash flow hedges	$1,499	$(1,984)	$(200)

The Company pledged $1.0 million and $3.2 million in cash to secure its obligation under these contracts at December 31, 2021, and 2020, respectively.

Derivative Instruments Not Designated as Hedges

Interest Rate Swaps

The Company may offer derivative contracts to its customers in connection with their risk management needs.  The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer.  These contracts support variable rate, commercial loan relationships totaling $491.4 million and $395.0 million, at December 31, 2021, and 2020, respectively.  These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps, included in other assets and other liabilities in the Consolidated Balance Sheets, are summarized as follows (dollars in thousands):

	As of December 31, 2021
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$404,572	$17,839	$86,784	$2,259
Interest rate swaps – pay fixed, receive floating	86,784	2,259	404,572	17,839
Total derivatives not designated as hedging instruments	$491,356	$20,098	$491,356	$20,098

	As of December 31, 2020
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$394,954	$32,685	$—	$—
Interest rate swaps – pay fixed, receive floating	—	—	394,954	32,685
Total derivatives not designated as hedging instruments	$394,954	$32,685	$394,954	$32,685

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Years Ended December 31,
	Location	2021	2020	2019
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$(12,587)	$20,331	$10,915
Pay fixed, receive floating	Noninterest expense	12,587	(20,331)	(10,915)
Net change in fair value of interest rate swaps		$—	$—	$—

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pledged $26.3 million and $36.0 million in cash to secure its obligation under these contracts at December 31, 2021, and 2020, respectively.

Risk Participation Agreement

In addition, the Company has entered into one risk participation agreement in conjunction with a loan participation with another financial institution to manage the credit risk exposure related to a customer-facing swap. The notional amount of the risk participation agreement was $4.0 million, and it had an insignificant fair value as of December 31, 2021.  This risk participation agreement matures in 2028.

Mortgage Banking Derivatives

Interest Rate Lock Commitments

Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Balance Sheets, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments

The Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the Consolidated Balance Sheets.  While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of December 31, 2021		As of December 31, 2020
		Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$19,384	$206	$45,004	$1,201
Forward sales commitments	Other assets	1,884	10	978	32
Mortgage banking derivatives recorded in other assets		$21,268	$216	$45,982	$1,233

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$499	$6	$118	$1
Forward sales commitments	Other liabilities	41,002	439	84,964	2,662
Mortgage banking derivatives recorded in other liabilities		$41,501	$445	$85,082	$2,663

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Years Ended December 31,
	Location	2021	2020	2019
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$1,702	$9,667	$3,988
Forward sales commitments	Mortgage revenue	(4,045)	(18,329)	(6,751)
Net gains (losses)		$(2,343)	$(8,662)	$(2,763)

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Available for Sale

Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  The Company obtains fair value measurements from an independent pricing service.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.

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

Equity Securities

Equity securities are reported at fair value utilizing Level 1 or Level 2 inputs.  As applicable for mutual funds, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and are classified as Level 1.  For stock, quoted prices for identical or similar assets in markets that are not active are utilized and classified as Level 2.

Loans Held for Sale

Loans held for sale are reported at fair value utilizing Level 2 inputs.  The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents and are classified as Level 2.

Derivative Assets and Derivative Liabilities

Derivative assets and derivative liabilities are reported at estimated fair value utilizing Level 2 inputs and are included in other assets or other liabilities on the Consolidated Balance Sheets.  Derivative balances consist of interest rate swaps and a risk participation agreement where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap or risk participation agreement, as well as mortgage banking derivatives, including interest rate lock commitments and forward sales commitments.

The Company values its derivative assets and liabilities using market prices provided by third parties which use primarily observable market inputs.  For purposes of potential valuation adjustments to our derivative positions, the Company evaluates the credit risk of its counterparties as well as its own credit risk.  Accordingly, the Company has considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required.  The Company reviews counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure.  No credit changes in counterparty credit were identified.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021, and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$165,762	$—	$165,762
Obligations of U.S. government corporations and agencies	—	38,470	—	38,470
Obligations of states and political subdivisions	—	306,869	—	306,869
Asset-backed securities	—	492,186	—	492,186
Commercial mortgage-backed securities	—	614,998	—	614,998
Residential mortgage-backed securities	—	2,069,313	—	2,069,313
Corporate debt securities	—	293,653	—	293,653
Equity securities	—	13,571	—	13,571
Loans held for sale	—	23,875	—	23,875
Derivative assets	—	20,314	—	20,314
Derivative liabilities	—	21,501	—	21,501

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$27,837	$—	$27,837
Obligations of U.S. government corporations and agencies	—	69,519	—	69,519
Obligations of states and political subdivisions	—	304,711	—	304,711
Commercial mortgage-backed securities	—	418,616	—	418,616
Residential mortgage-backed securities	—	1,368,315	—	1,368,315
Corporate debt securities	—	72,189	—	72,189
Equity securities	—	5,530	—	5,530
Loans held for sale	—	42,813	—	42,813
Derivative assets	—	33,918	—	33,918
Derivative liabilities	—	38,403	—	38,403

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Property Held for Sale

Bank property held for sale represents certain banking center office buildings which the Company has closed and consolidated with other existing banking centers.  Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell, and is included in premises and equipment, net on the Consolidated Balance Sheets.  Fair values were based upon discounted appraisals or real estate listing price.  Due to the significance of unobservable inputs, fair values of all bank property held for sale have been classified as Level 3.

The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,926	$2,926
OREO with subsequent impairment	—	—	51	51
Bank property held for sale with impairment	—	—	10,103	10,103

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,771	$2,771
OREO with subsequent impairment	—	—	106	106
Bank property held for sale with impairment	—	—	10,676	10,676

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
December 31, 2021:	Estimate	Techniques	Input	(Weighted Average)
Loans evaluated individually, net of related allowance	$2,926	Appraisal of collateral	Appraisal adjustments	-50.0%	to	-100.0%	(-55.1)%
OREO with subsequent impairment	51	Appraisal of collateral	Appraisal adjustments	-33.0%	to	-100.0%	(-67.9)%
Bank property held for sale with impairment	10,103	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7%	to	-70.1%	(-41.3)%

December 31, 2020:
Loans evaluated individually, net of related allowance	$2,771	Appraisal of collateral	Appraisal adjustments	-30.0%	to	-100.0%	(-37.0)%
OREO with subsequent impairment	106	Appraisal of collateral	Appraisal adjustments	-25.0%	to	-100.0%	(-54.5)%
Bank property held for sale with impairment	10,676	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2%	to	-64.9%	(-42.8)%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$836,095	$836,095	$688,537	$688,537
Level 2 inputs:
Accrued interest receivable	31,064	31,064	33,240	33,240
Level 3 inputs:
Portfolio loans, net	7,101,111	7,161,466	6,713,129	6,755,425
Mortgage servicing rights	8,608	12,133	10,912	11,107
Other servicing rights	1,830	2,268	1,434	1,966

Financial liabilities
Level 2 inputs:
Time deposits	$935,649	$935,778	$1,119,348	$1,132,107
Securities sold under agreements to repurchase	270,139	270,139	175,614	175,614
Short-term borrowings	17,678	17,673	4,658	4,661
Long-term debt	46,056	46,164	4,757	5,014
Junior subordinated debt owed to unconsolidated trusts	71,635	63,586	71,468	59,943
Accrued interest payable	2,728	2,728	3,401	3,401
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,944	40,400	39,809	40,104
Subordinated notes, net of unamortized issuance costs	182,773	195,600	182,226	187,697

Note 19.  Earnings Per Common Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include deferred stock units that are vested but not delivered.  Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised, stock units were vested, and ESPP shares were issued.

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Net income	$123,449	$100,344	$102,953
Shares:
Weighted average common shares outstanding	55,369,476	54,567,429	54,851,652
Dilutive effect of outstanding options, warrants, and stock units as determined by the application of the treasury stock method	635,221	259,510	280,842
Dilutive effect of ESPP shares	4,108	—	—
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	56,008,805	54,826,939	55,132,494

Basic earnings per common share	$2.23	$1.84	$1.88

Diluted earnings per common share	$2.20	$1.83	$1.87

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Years Ended December 31,
	2021	2020	2019
Anti-dilutive common stock equivalents
Options	—	39,085	—
RSU and DSU awards	72,800	159,408	201,029
PSU awards	93,026	7,862	—
Total anti-dilutive common stock equivalents	165,826	206,355	201,029

Note 20.  Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI by component, net of tax, for the periods below (dollars in thousands):

	Year Ended December 31, 2021
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$49,644	$(14,151)	$35,493
Unrealized holding gains (losses) on debt securities available for sale, net	(81,977)	23,367	(58,610)
Amounts reclassified from AOCI, net	61	(17)	44
Balance at end of period	(32,272)	9,199	(23,073)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(3,055)	871	(2,184)
Unrealized holding gains (losses) on cash flow hedges, net	1,030	(294)	736
Amounts reclassified from AOCI, net	1,067	(304)	763
Balance at end of period	(958)	273	(685)

Total AOCI	$(33,230)	$9,472	$(23,758)

	Year Ended December 31, 2020
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$21,192	$(6,032)	$15,160
Unrealized holding gains (losses) on debt securities available for sale, net	30,176	(8,615)	21,561
Amounts reclassified from AOCI, net	(1,724)	496	(1,228)
Balance at end of period	49,644	(14,151)	35,493

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(280)	80	(200)
Unrealized holding gains (losses) on cash flow hedges, net	(3,533)	1,007	(2,526)
Amounts reclassified from AOCI, net	758	(216)	542
Balance at end of period	(3,055)	871	(2,184)

Total AOCI	$46,589	$(13,280)	$33,309

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$(9,528)	$2,716	$(6,812)
Unrealized holding gains (losses) on debt securities available for sale, net	26,430	(7,525)	18,905
Unrealized losses on debt securities transferred from held to maturity to available for sale	5,023	(1,433)	3,590
Amounts reclassified from AOCI, net	(733)	210	(523)
Balance at end of period	21,192	(6,032)	15,160

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	—	—	—
Unrealized holding gains (losses) on cash flow hedges, net	(283)	81	(202)
Amounts reclassified from AOCI, net	3	(1)	2
Balance at end of period	(280)	80	(200)

Total AOCI	$20,912	$(5,952)	$14,960

Note 21.  Operating Segments and Related Information

The Company has three reportable operating segments: Banking, FirsTech, and Wealth Management. The Company’s operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana. The FirsTech operating segment provides solutions for online bill payments, lockbox, and walk-in payments. The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.

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

Following is a summary of selected financial information for the Company’s operating segments.  The “other” category included in the tables below consists of the Parent Company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Operating segment
Banking	$294,773	$288,436	$12,746,833	$10,462,673
FirsTech	8,992	8,992	47,481	46,553
Wealth Management	14,108	14,108	65,587	46,504
Other	—	—	(212)	(11,683)
Consolidated total	$317,873	$311,536	$12,859,689	$10,544,047

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,

	2021	2020	2019
Net interest income
Banking	$285,678	$294,728	$296,754
FirsTech	79	79	76
Wealth Management	—	—	—
Other	(15,059)	(11,872)	(9,607)
Total net interest income	$270,698	$282,935	$287,223

Noninterest income
Banking	$59,393	$61,043	$63,613
FirsTech	19,629	16,548	16,450
Wealth Management	53,082	43,429	39,075
Other	700	(2,755)	(2,723)
Total noninterest income	$132,804	$118,265	$116,415

Noninterest expense
Banking	$205,905	$185,445	$211,559
FirsTech	17,574	13,279	10,990
Wealth Management	29,198	26,086	24,534
Other	9,103	9,387	11,711
Total noninterest expense	$261,780	$234,197	$258,794

Income before income taxes
Banking	$154,267	$131,529	$138,401
FirsTech	2,134	3,348	5,536
Wealth Management	23,884	17,343	14,541
Other	(23,462)	(24,014)	(24,040)
Total income before income taxes	$156,823	$128,206	$134,438

Net income
Banking	$117,844	$101,226	$106,409
FirsTech	1,527	2,372	4,060
Wealth Management	18,570	13,181	11,135
Other	(14,492)	(16,435)	(18,651)
Total net income	$123,449	$100,344	$102,953

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Leases

Busey as the Lessee

The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space.  The following table summarizes lease related information and balances the Company reported in its Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of December 31,
	2021	2020
Lease balances
Right of use assets	$10,533	$7,714
Lease liabilities	10,591	7,757

Supplemental information
Year through which lease terms extend	2031	2032
Weighted average remaining lease term (in years)	6.47	5.93
Weighted average discount rate	2.16%	2.82%

The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Lease costs
Operating lease costs	$2,464	$2,524	$2,364
Variable lease costs	540	416	432
Short-term lease costs	49	35	84
Total lease cost (1)	$3,053	$2,975	$2,880

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$2,417	$2,526	$2,296
Operating lease cash flows – Liability reduction	2,217	2,289	2,010
Right of use assets obtained during the period in exchange for operating lease liabilities (2)	5,818	743	923
(1)	Rent expense is included in net occupancy and equipment expense in the Consolidated Statements of Income.
(2)	The year ended December 31, 2021, includes $0.4 million related to a lease obtained in the acquisition of CAC.

At December 31, 2021, the Company was obligated under noncancelable operating leases for office space and other commitments.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments with initial terms of one year or more, are as follows (dollars in thousands):

As of
December 31, 2021
Rent commitments
2022	$2,271
2023	2,098
2024	1,650
2025	1,413
2026	1,164
Thereafter	2,766
Total undiscounted cash flows	11,362
Less: Amounts representing interest	771
Present value of net future minimum lease payments	$10,591

Busey as the Lessor

Busey occasionally leases parking lots and office space to outside parties.  Further, in connection with the acquisition of CAC, the Company acquired two office buildings in Glenview, IL and one office building in Northbrook, IL, along with operating leases for space within these buildings that is rented to outside parties.  Revenues recorded in connection with these leases and reported in other income on our Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Rental income	$566	$228	$263

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

CONDENSED BALANCE SHEETS

(dollars in thousands)

	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$78,217	$129,183
Equity securities	13,571	5,530
Investments in subsidiaries:
Bank	1,565,226	1,417,130
Non-bank	2,812	2,746
Premises and equipment, net	30	51
Other assets	22,444	21,664
Total assets	$1,682,300	$1,576,304

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$12,000	$—
Long-term debt	42,000	—
Senior notes, net of unamortized issuance costs	39,944	39,809
Subordinated notes, net of unamortized issuance costs	182,773	182,226
Junior subordinated debentures owed to unconsolidated trusts	71,635	71,468
Other liabilities	14,836	12,732
Total liabilities	363,188	306,235

Total stockholders' equity	1,319,112	1,270,069
Total liabilities and stockholders' equity	$1,682,300	$1,576,304

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating income:
Dividends from subsidiaries:
Bank	$60,000	$122,000	$70,000
Non-bank	1,745	—	—
Interest income	79	154	441
Unrealized gains (losses) recognized on equity securities	3,041	(393)	(759)
Other income	12,109	10,083	10,224
Total operating income	76,974	131,844	79,906

Expense:
Salaries, wages, and employee benefits	17,914	16,205	15,288
Interest expense	15,163	12,056	10,054
Operating expense	7,429	7,685	8,960
Total expense	40,506	35,946	34,302

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	36,468	95,898	45,604
Income tax benefit	8,974	7,727	5,389
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	45,442	103,625	50,993

Equity in undistributed (in excess of) net income of subsidiaries:
Bank	77,941	(5,221)	51,604
Non-bank	66	1,940	356
Net income	$123,449	$100,344	$102,953

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows Provided by (Used in) Operating Activities
Net income	$123,449	$100,344	$102,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	882	648	420
Distributions more (less) than net income of subsidiaries	(78,007)	3,281	(51,961)
Unrealized (gains) losses recognized on equity securities	(3,041)	393	759
Stock-based compensation	7,864	7,135	3,997
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,186)	405	(4,279)
Increase (decrease) in other liabilities	(3,302)	(5,772)	(1,280)
Net cash provided by (used in) operating activities	46,659	106,434	50,609

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	(5,000)	—	(520)
Net cash paid for acquisitions	(61,656)	—	(90,722)
Purchases of premises and equipment	(15)	(19)	(31)
Net cash provided by (used in) investing activities	(66,671)	(19)	(91,273)

Cash Flows Provided by (Used in) Financing Activities
Cash paid for withholding taxes on stock-based payments	(997)	(635)	(863)
Cash dividends paid	(50,764)	(48,012)	(45,171)
Repayments of borrowings	(18,500)	(74,000)	(6,000)
Proceeds from issuance of debt	72,500	142,634	60,000
Proceeds from stock options exercised	—	101	169
Purchase of treasury stock	(33,043)	(12,272)	(24,292)
Common stock issuance costs	(150)	—	(234)
Net cash provided (used in) by financing activities	(30,954)	7,816	(16,391)

Net increase (decrease) in cash and cash equivalents	(50,966)	114,231	(57,055)
Cash and cash equivalents, beginning of period	129,183	14,952	72,007

Cash and cash equivalents, ending of period	$78,217	$129,183	$14,952

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of December 31, 2021, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the COSO in 2013.  As permitted, management excluded from its assessment of internal control over financial reporting GSB from June 1, 2021, through August 14, 2021.  This interim period from the acquisition date until GSB was merged into Busey Bank consisted of 74 days and GSB did not represent a material percentage of the Company’s net income, and GSB’s balance sheet accounted for 11.9% of the Company’s consolidated total assets as of the acquisition date.  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

Stockholders and the Board of Directors of

First Busey Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited First Busey Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 24, 2022, expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Glenview State Bank from its assessment of internal control over financial reporting from June 1, 2021 through August 14, 2021 because it was acquired by the Company in a purchase business combination on May 31, 2021 and merged into Busey Bank on August 14, 2021. We have also excluded Glenview State Bank from our audit of internal control over financial reporting for the period from June 1, 2021 through August 14, 2021. Glenview State Bank was a wholly owned subsidiary whose net income did not represent a material percentage of the Company’s net income, and whose balance sheet accounted for 11.9% of the Company’s consolidated total assets as of the acquisition date.

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

/s/ RSM US LLP

Champaign, Illinois

February 24, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Registrant and Corporate Governance.  Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant.  The information required by this Item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2021.  The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 14.  Stock-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

(c)
Number of
securities
	(a)		(b)	remaining for
	Number of		Weighted-	future issuance
	securities to be		average	under equity
	issued upon		exercise price of	compensation
	exercise of		outstanding	plans (excluding
	outstanding		options,	securities
	options, warrants		warrants and	reflected in
	and rights		rights (1)	column (a))
Equity compensation plans
Approved by stockholders (2)	1,427,421	(3)	$23.53	1,597,235	(4)
Not approved by stockholders	—		—	—
Total as of December 31, 2021	1,427,421		$23.53	1,597,235
(1)	The weighted average exercise price only relates to 31,386 stock options.
(2)	Includes outstanding awards under the First Busey Corporation 2020 Equity Incentive Plan, the First Busey Corporation 2010 Equity Incentive Plan, as amended, the First Community Amended and Restated 2008 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan.
(3)	Balance includes stock options assumed in connection with the acquisition of First Community.
(4)	Shares are reserved under the First Busey Corporation 2020 Equity Incentive Plan and 2021 ESPP in the amounts of 1,027,625 and 569,610, respectively.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our Consolidated Financial Statements are included as part of this Annual Report in “Part II, Item 8.  Financial Statements and Supplementary Data,” as follows:

Reports on Internal Control Over Financial Reporting are included as part of this Annual Report in “Part II, Item 9A.  Controls and Procedures,” as follows:

Management’s Report on Internal Control Over Financial Reporting	137
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (PCAOB ID 49)	138

Exhibits

A list of exhibits to this Annual Report is set forth on the Exhibit Index beginning on page 143, and is incorporated into this Annual Report by reference.

Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 100 W. University, Champaign, IL  61820, or by visiting the SEC’s EDGAR database at http://www.sec.gov.  The Company’s SEC file number is 0-15950.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger by and among First Busey Corporation, Energizer Acquisition Corp., and Cummins-American Corp., dated January 19, 2021	BUSE (0-15950)	8-K	2.1	1/19/2021

3.1	Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015	BUSE (0-15950)	10-Q	3.1	11/6/2015

3.2	Certificate of Amendment to Articles of Incorporation, dated May 22, 2020	BUSE (333-238782)	S-8	4.2	5/29/2020

3.3	First Busey Corporation Amended and Restated By-Laws	BUSE (0-15950)	8-K	3.1	11/24/2008

4.1

Certain instruments defining the rights of holders of long-term debt of the First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits.  First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Description of the Company’s securities	BUSE (0-15950)	10-K	4.2	2/25/2021

10.1†	First Busey Corporation Profit-Sharing Plan and Trust	BUSE (0-15950)	10-K	10.1	2/28/2018

10.2†	Employment Agreement by and between Main Street Trust, Inc., and Van A. Dukeman, dated December 26, 2001	MSTI (000-30031)	10-K	10.2	3/29/2002

10.3†	Letter Agreement between Main Street Trust, Inc., and Van A. Dukeman, dated September 20, 2006	MSTI (000-30031)	8-K	99.2	9/21/2006

10.4†	Van A. Dukeman Addendum to Employment Agreement	BUSE (0-15950)	10-Q	10.1	5/13/2010

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.5†	Employment Agreement by and between Main Street Trust, Inc., and Robert F. Plecki, dated July 30, 2007	BUSE (0-15950)	10-Q	10.4	5/8/2012

10.6†	Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008	BUSE (0-15950)	10-Q	10.1	5/8/2012

10.7†	Robert F. Plecki, Jr. Addendum to Employment Agreement	BUSE (0-15950)	10-Q	10.4	5/13/2010

10.8†	Robert F. Plecki First Amendment to Employment Agreement, dated December 16, 2008	BUSE (0-15950)	10-Q	10.5	5/8/2012

10.9†	First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	DEF 14A	Appendix C	4/17/2015

10.10†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-K	10.27	2/28/2018

10.11†	First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.11	11/19/2012

10.12†	First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.12	11/19/2012

10.13†	Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (001-37505)	10-K	10.8	3/14/2016

10.14†	Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	BUSE (0-15950)	10-K	10.36	2/28/2018

10.15†	First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.4	6/3/2016

10.16†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.38	2/28/2018

10.17†	Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.7	6/3/2016

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.18†	Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.8	6/3/2016

10.19†	Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.41	2/28/2018

10.20†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-Q	10.1	8/7/2018

10.21†	Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.2	8/7/2018

10.22†	Jeffrey D. Jones Employment Agreement, dated July 26, 2019	BUSE (0-15950)	8-K	10.1	7/26/2019

10.23†	Robin N. Elliott Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.1	12/10/2019

10.24†	Amy L. Randolph Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.2	12/10/2019

10.25†	John J. Powers Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.3	12/10/2019

10.26†	Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.4	12/10/2019

10.27†	First Busey Corporation 2020 Equity Incentive Plan, as amended	BUSE (0-15950)	14A	Appendix A	4/9/2020

10.28†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	S-8	4.5	5/29/2020

10.29†	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	8-K	10.1	7/9/2020

10.30†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.1	8/6/2020

10.31†	First Busey Corporation 2021 Employee Stock Purchase Plan	BUSE (0-15950)	DEF 14A	Appendix A	4/8/2021

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.32†	Gregory B. Lykins Letter of Understanding, dated April 1, 2021	BUSE (0-15950)	10-Q	10.33	5/6/2021

10.33	Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association	BUSE (0-15950)	8-K	10.34	6/2/2021

21.1	List of Subsidiaries of First Busey Corporation					X

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
(1)	BUSE is First Busey Corporation. MSTI is Main Street Trust, Inc. FCFP is First Community Financial Partners, Inc.
*	First Busey has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. First Busey hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022

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

Signature	Title	Date

/s/ VAN A. DUKEMAN	Chairman, President and Chief Executive Officer	February 24, 2022
Van A. Dukeman	(Principal Executive Officer)

/s/ JEFFREY D. JONES	Chief Financial Officer	February 24, 2022
Jeffrey D. Jones	(Principal Financial Officer)

/s/ LYNETTE M. STRODE	Principal Accounting Officer	February 24, 2022
Lynette M. Strode

/s/ GREGORY B. LYKINS	Vice-Chairman	February 24, 2022
Gregory B. Lykins

/s/ SAMUEL P. BANKS	Director	February 24, 2022
Samuel P. Banks

/s/ GEORGE BARR	Director	February 24, 2022
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 24, 2022
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 24, 2022
Michael D. Cassens

Signature	Title	Date

/s/ KAREN M. JENSEN	Director	February 24, 2022
Karen M. Jensen

/s/ FREDERIC L. KENNEY	Director	February 24, 2022
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 24, 2022
Stephen V. King

/s/ THOMAS G. SLOAN	Director	February 24, 2022
Thomas G. Sloan