Form 10-Q
period 2022-03-31
FIRST BUSEY CORP /NV/
filed 2022-05-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2022
Common Stock, $.001 par value	55,276,920

FIRST BUSEY CORPORATION

FORM 10-Q

March 31, 2022

GLOSSARY

We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule

Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
COVID-19	Coronavirus disease 2019
DSU	Deferred stock unit
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value

The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”

FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which loans are carried at amortized historical cost less loan write-offs and downward market value adjustments, as may be applicable
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PSU	Performance-based restricted stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit

Term	Definition
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	As of
	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$119,891	$102,983
Interest-bearing deposits	359,337	733,112
Total cash and cash equivalents	479,228	836,095

Debt securities available for sale	2,946,055	3,981,251
Debt securities held to maturity	976,081	—
Equity securities	19,520	13,571
Loans held for sale (2022 at LOCOM, 2021 at fair value)	6,765	23,875
Portfolio loans (net of ACL of $88,213 at March 31, 2022, and $87,887 at December 31, 2021)	7,184,660	7,101,111
Premises and equipment, net	133,658	136,147
Right of use assets	9,014	10,533
Goodwill	317,873	317,873
Other intangible assets, net	55,040	58,051
Cash surrender value of bank owned life insurance	177,703	176,940
Other assets	261,912	204,242
Total assets	$12,567,509	$12,859,689

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,568,651	$3,670,267
Interest-bearing	7,023,185	7,098,310
Total deposits	10,591,836	10,768,577

Securities sold under agreements to repurchase	255,668	270,139
Short-term borrowings	17,683	17,678
Long-term debt	42,881	46,056
Senior notes, net of unamortized issuance costs	39,978	39,944
Subordinated notes, net of unamortized issuance costs	182,910	182,773
Junior subordinated debt owed to unconsolidated trusts	71,678	71,635
Lease liabilities	9,067	10,591
Other liabilities	137,783	133,184
Total liabilities	11,349,484	11,540,577

Outstanding commitments and contingent liabilities (see Notes 9 and 15)

Stockholders’ Equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,318,701	1,316,984
Retained earnings	107,890	92,463
AOCI	(137,605)	(23,758)
Total stockholders’ equity before treasury stock	1,289,044	1,385,747

Treasury stock at cost	(71,019)	(66,635)
Total stockholders’ equity	1,218,025	1,319,112
Total liabilities and stockholders’ equity	$12,567,509	$12,859,689

Shares
Common shares issued	58,116,970	58,116,970
Less treasury shares	(2,838,185)	(2,682,060)
Common shares outstanding	55,278,785	55,434,910

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest income
Interest and fees on loans	$60,882	$62,565
Interest and dividends on investment securities:
Taxable interest income	14,094	8,611
Non-taxable interest income	838	1,005
Other interest income	277	150
Total interest income	76,091	72,331

Interest expense
Deposits	2,124	3,732
Federal funds purchased and securities sold under agreements to repurchase	59	57
Short-term borrowings	89	19
Long-term debt	226	29
Senior notes	400	400
Subordinated notes	2,483	2,476
Junior subordinated debt owed to unconsolidated trusts	654	725
Total interest expense	6,035	7,438

Net interest income	70,056	64,893
Provision for credit losses	(253)	(6,796)
Net interest income after provision for credit losses	70,309	71,689

Noninterest income
Wealth management fees	15,779	12,584
Fees for customer services	8,907	8,037
Payment technology solutions	5,077	4,621
Mortgage revenue	975	2,666
Income on bank owned life insurance	884	964
Realized net gains (losses) on securities	106	25
Unrealized net gains (losses) recognized on equity securities	(720)	1,616
Other income	4,764	932
Total noninterest income	35,772	31,445

Noninterest expense
Salaries, wages, and employee benefits	39,354	30,384
Data processing	4,978	4,280
Net occupancy expense of premises	5,067	4,563
Furniture and equipment expenses	2,030	2,026
Professional fees	1,507	1,945
Amortization of intangible assets	3,011	2,401
Interchange expense	1,545	1,484
Other expense	12,884	7,416
Total noninterest expense	70,376	54,499

Income before income taxes	35,705	48,635
Income taxes	7,266	10,819
Net income	$28,439	$37,816

Basic earnings per common share	$0.51	$0.69
Diluted earnings per common share	$0.51	$0.69
Dividends declared per share of common stock	$0.23	$0.23

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$28,439	$37,816
OCI:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $29,726 and $11,993, respectively	(74,556)	(30,079)
Unrealized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $13,812 and $—, respectively	(34,644)	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $30 and $7, respectively	(76)	(18)
Amortization of unrealized losses on securities transferred to held to maturity, net of taxes of ($252) and $—, respectively	631	—
Net change in unrealized gains (losses) on debt securities available for sale	(108,645)	(30,097)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $1,931 and ($164), respectively	(4,845)	410
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $143 and ($79), respectively	(357)	199
Net change in unrealized gains (losses) on cash flow hedges	(5,202)	609
Net change in AOCI	(113,847)	(29,488)
Total comprehensive income (loss)	$(85,408)	$8,328

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	28,439	—	—	28,439
OCI, net of tax	—	—	—	—	(113,847)	—	(113,847)
Repurchase of stock	(188,614)	—	—	—	—	(5,220)	(5,220)
Issuance of treasury stock for ESPP	25,140	—	(106)	—	—	647	541
Net issuance of treasury stock for RSU/DSU vesting and related tax	7,349	—	(359)	—	—	189	(170)
Cash dividends common stock at $0.23 per share	—	—	—	(12,739)	—	—	(12,739)
Stock dividend equivalents RSUs at $0.23 per share	—	—	273	(273)	—	—	—
Stock-based compensation	—	—	1,909	—	—	—	1,909
Balance, March 31, 2022	55,278,785	$58	$1,318,701	$107,890	$(137,605)	$(71,019)	$1,218,025

	Three Months Ended March 31, 2021
				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	37,816	—	—	37,816
OCI, net of tax	—	—	—	—	(29,488)	—	(29,488)
Repurchase of stock	(59,000)	—	—	—	—	(1,510)	(1,510)
Cash dividends common stock at $0.23 per share	—	—	—	(12,513)	—	—	(12,513)
Stock dividend equivalents RSUs at $0.23 per share	—	—	236	(236)	—	—	—
Stock-based compensation	—	—	1,448	—	—	—	1,448
Balance, March 31, 2021	54,345,379	$56	$1,255,044	$45,897	$3,821	$(38,996)	$1,265,822

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows Provided by (Used in) Operating Activities
Net income	$28,439	$37,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(253)	(6,796)
Amortization of intangible assets	3,011	2,401
Amortization of mortgage servicing rights	980	1,616
Amortization of NMTC	1,341	1,829
Depreciation and amortization of premises and equipment	2,756	2,808
Net amortization (accretion) on portfolio loans	(36)	(3,375)
Net amortization (accretion) of premium (discount) on investment securities	5,930	4,554
Net amortization (accretion) of premium (discount) on time deposits	(124)	(246)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	212	214
Impairment of OREO and other repossessed assets	611	—
Impairment of mortgage servicing rights	(9)	(508)
Unrealized (gains) losses recognized on equity securities	720	(1,616)
(Gain) loss on sales of debt securities, net	(106)	(25)
(Gain) loss on sales of loans, net	(1,089)	(3,369)
(Gain) loss on sales of OREO	—	(1)
(Gain) loss on sales of premises and equipment	(838)	(134)
(Gain) loss on life insurance proceeds	1	—
(Increase) decrease in cash surrender value of bank owned life insurance	(885)	(964)
Provision for deferred income taxes	(157)	2,448
Stock-based compensation	1,909	1,448
Mortgage loans originated for sale	(33,506)	(91,479)
Proceeds from sales of mortgage loans	51,350	98,307
Net change in operating assets and liabilities:
(Increase) decrease in other assets	(16,429)	(1,569)
Increase (decrease) in other liabilities	(1,323)	750
Net cash provided by (used in) operating activities	$42,505	$44,109

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(5,948)	$(998)
Purchases of debt securities available for sale	(274,964)	(789,884)
Proceeds from sales of equity securities	—	998
Proceeds from paydowns and maturities of debt securities held to maturity	9,585	—
Proceeds from paydowns and maturities of debt securities available for sale	166,709	207,490
Net (increase) decrease in loans	(83,392)	37,929
Cash paid for premiums on bank-owned life insurance	(96)	(97)
Proceeds from life insurance	217	—
Purchases of premises and equipment	(734)	(1,911)
Proceeds from disposition of premises and equipment	1,305	1,759
Proceeds from sales of OREO	331	294
Net cash provided by (used in) investing activities	$(186,987)	$(544,420)

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$(176,617)	$196,244
Net change in federal funds purchased and securities sold under agreements to repurchase	(14,471)	34,518
Repayment of FHLB advances	(168)	(163)
Repayment of other borrowings	(3,000)	—
Cash dividends paid	(12,739)	(12,513)
Purchase of treasury stock	(5,220)	(1,510)
Cash paid for withholding taxes on stock-based payments	(170)	—
Net cash provided by (used in) financing activities	$(212,385)	$216,576

Net increase (decrease) in cash and cash equivalents	(356,867)	(283,735)
Cash and cash equivalents, beginning of period	836,095	688,537

Cash and cash equivalents, ending of period	$479,228	$404,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$3,647	$5,168

Non-cash investing and financing activities:
OREO acquired in settlement of loans	132	—
Transfer of debt securities available for sale to held to maturity	985,199	—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Significant Accounting Policies

Nature of Operations

First Busey Corporation, a Nevada corporation organized in 1980, is a $12.6 billion financial holding company headquartered in Champaign, Illinois.  Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

The Company operates and reports its business in three segments: Banking, FirsTech, and Wealth Management.

Banking

The Banking operating segment provides a full range of banking services to individual and corporate customers through the Company’s wholly-owned bank subsidiary, Busey Bank, with 58 banking centers in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.

FirsTech

The FirsTech operating segment provides comprehensive and innovative payment technology solutions that include, but are not limited to, text-based mobile bill pay; electronic payment concentration delivered to Automated Clearing House networks, money management, and credit card networks; walk-in payment processing for customers at retail pay agents; customer service payments made over a telephone; direct debit services; and lockbox remittance processing for customers to make payments by mail.  FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.

Wealth Management

The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.

Basis of Financial Statement Presentation

These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our 2021 Annual Report.  These interim unaudited consolidated financial statements serve to update our 2021 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Change in Accounting Principle

Effective January 1, 2022, the Company elected to account for all newly originated loans held for sale at LOCOM.  Prior to this change, the Company accounted for loans held for sale at fair value.  In the first quarter of 2022, this change did not have a material impact on our results of operations.

Impact of Recently Adopted Accounting Standards

ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” establishes disclosure requirements for transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model.  Disclosures required under this standard include 1) the types of transactions, 2) the accounting for those transactions, and 3) the effect of those transactions on the consolidated financial statements.  This update is effective for annual periods beginning January 1, 2022, and applies prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application.  Adoption of this standard did not have a material impact on First Busey’s financial position or results of operations.

ASU 2021-05 “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” amends the lessor’s classification of certain leases under ASC Topic 842.  Under this updated guidance, leases that would otherwise be classified as a sales-type or direct financing lease must be classified by a lessor as an operating lease when the following conditions are met: 1) the contract includes variable lease payments that do not depend on an index or rate and 2) classification as a sales-type or direct financing lease would result in recognition of a selling loss at lease commencement.  This guidance was effective for First Busey beginning January 1, 2022, and was applied on a prospective basis.  Adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” clarifies how an issuer should account for modifications or exchanges of equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock).  This accounting standard requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant.  This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.  This guidance was effective for First Busey beginning January 1, 2022, and was applied on a prospective basis.  Adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the TDR accounting model for creditors that have already adopted CECL.  In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20 “Investments—Debt Securities” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty.  This standard also enhances disclosure requirements related to certain loan modifications.  Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination.  This standard applies prospectively.  For the transition method related to the recognition and measurement of TDRs, there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  This standard is effective for First Busey beginning January 1, 2023.  Early adoption is permitted.  First Busey has not yet selected an adoption date and is currently evaluating the potential effect on the Company’s financial position and results of operations.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio.  The scope of the portfolio layer method is also expanded to include non-prepayable financial assets.  This update also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.  Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date.  Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This standard is effective for First Busey beginning January 1, 2023, and may be early adopted.  First Busey has not yet selected an adoption date and is currently evaluating the potential effect on the Company’s financial position and results of operations.

ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination.  This update is effective for First Busey beginning January 1, 2023, and may be adopted early.  This standard applies prospectively to all business combinations that occur on or after the date it is adopted and, if applicable, retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application.  First Busey has not yet selected an adoption date and is currently evaluating the potential effect on the Company’s financial position and results of operations.

COVID-19

Throughout the COVID-19 pandemic, First Busey operated as an essential community resource, providing approximately $1.1 billion in payroll assistance for small businesses and select nonprofits through low-interest, 100% government-guaranteed loans as part of the PPP. First Busey had $32.5 million in PPP loans outstanding, with an amortized cost of $31.8 million, as of March 31, 2022.  In comparison, First Busey had $76.9 million in PPP loans outstanding, with an amortized cost of $75.0 million, as of December 31, 2021.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued.  There were no significant subsequent events for the quarter ended March 31, 2022, through the filing date of these unaudited consolidated financial statements.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Under the terms of the definitive agreement, each share of CAC common stock issued and outstanding as of the effective date was converted into the right to receive 444.4783 shares of First Busey common stock and $14,173.96 in cash, which reflects adjustments made to the cash consideration in accordance with the terms of the definitive agreement.  The fair value of the common shares of First Busey issued as part of the consideration paid to the holders of CAC common stock was determined on the basis of the closing price of First Busey’s common stock on May 28, 2021, the last trading day immediately preceding the acquisition date of May 31, 2021.  As additional consideration provided to CAC’s shareholders in the merger, CAC paid a special dividend to its shareholders in the amount of $60.0 million, or $12,087.58 per share of CAC common stock, on May 28, 2021.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition.  Fair values are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available.  There were no fair value adjustments recorded during the first quarter of 2022, and the Company does not expect any further adjustments will be necessary.

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

During the three months ended March 31, 2022, First Busey incurred $0.8 million in pre-tax acquisition expenses related to the acquisition of CAC, comprised primarily of compensation expense and data processing expense.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of PCD financial assets was $60.5 million on the date of acquisition.  Gross contractual amounts receivable relating to the PCD financial assets was $65.2 million.  The Company estimated, on the date of acquisition, that $4.2 million of the contractual cash flows specific to the PCD financial assets will not be collected.

Note 3:  Debt Securities

During the three months ended March 31, 2022, a portion of the securities available for sale were transferred to securities held to maturity.  The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of March 31, 2022
	Amortized	Unrealized		Fair
	Cost	Gross Gains	Gross Losses	Value
Debt securities available for sale
U.S. Treasury securities	$160,990	$16	$(3,498)	$157,508
Obligations of U.S. government corporations and agencies	34,069	243	(11)	34,301
Obligations of states and political subdivisions	308,514	1,378	(10,300)	299,592
Asset-backed securities	491,269	12	(2,677)	488,604
Commercial mortgage-backed securities	111,535	30	(4,063)	107,502
Residential mortgage-backed securities	1,678,891	629	(104,144)	1,575,376
Corporate debt securities	297,447	361	(14,636)	283,172
Total debt securities available for sale	$3,082,715	$2,669	$(139,329)	$2,946,055

Debt securities held to maturity
Commercial mortgage-backed securities	$503,285	$—	$(15,521)	$487,764
Residential mortgage-backed securities	472,796	—	(17,714)	455,082
Total debt securities held to maturity	$976,081	$—	$(33,235)	$942,846

	As of December 31, 2021
	Amortized	Unrealized		Fair
	Cost	Gross Gains	Gross Losses	Value
Debt securities available for sale
U.S. Treasury securities	$166,768	$41	$(1,047)	$165,762
Obligations of U.S. government corporations and agencies	37,579	891	—	38,470
Obligations of states and political subdivisions	300,602	7,760	(1,493)	306,869
Asset-backed securities	492,055	295	(164)	492,186
Commercial mortgage-backed securities	625,339	3,425	(13,766)	614,998
Residential mortgage-backed securities	2,095,104	8,889	(34,680)	2,069,313
Corporate debt securities	296,076	1,081	(3,504)	293,653
Total debt securities available for sale	$4,013,523	$22,382	$(54,654)	$3,981,251

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maturities of debt securities

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

	As of March 31, 2022
	Amortized	Fair
	Cost	Value
Debt securities available for sale
Due in one year or less	$174,918	$174,182
Due after one year through five years	456,926	441,159
Due after five years through ten years	313,336	303,050
Due after ten years	2,137,535	2,027,664
Debt securities available for sale	$3,082,715	$2,946,055

Debt securities held to maturity
Due in one year or less	$—	$—
Due after one year through five years	48,405	47,185
Due after five years through ten years	66,693	64,572
Due after ten years	860,983	831,089
Debt securities held to maturity	$976,081	$942,846

Gains and losses on debt securities

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Realized gains and losses on debt securities
Gross security gains	$113	$25
Gross security (losses)	(7)	—
Realized net gains (losses) on debt securities	$106	$25

Debt securities with carrying amounts of $717.6 million on March 31, 2022, and $708.9 million on December 31, 2021, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt securities in an unrealized loss position

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$155,422	$(3,498)	$—	$—	$155,422	$(3,498)
Obligations of U.S. government corporations and agencies	390	(11)	—	—	390	(11)
Obligations of states and political subdivisions	158,528	(9,277)	9,847	(1,023)	168,375	(10,300)
Asset-backed securities	470,964	(2,677)	—	—	470,964	(2,677)
Commercial mortgage-backed securities	87,087	(3,558)	7,203	(505)	94,290	(4,063)
Residential mortgage-backed securities	1,054,313	(65,980)	393,830	(38,164)	1,448,143	(104,144)
Corporate debt securities	216,592	(11,652)	39,598	(2,984)	256,190	(14,636)
Debt securities available for sale with gross unrealized losses	$2,143,296	$(96,653)	$450,478	$(42,676)	$2,593,774	$(139,329)

Debt securities held to maturity
Commercial mortgage-backed securities	$281,462	$(9,329)	$206,302	$(6,192)	$487,764	$(15,521)
Residential mortgage-backed securities	412,450	(15,940)	42,632	(1,774)	455,082	(17,714)
Debt securities held to maturity with gross unrealized losses	$693,912	$(25,269)	$248,934	$(7,966)	$942,846	$(33,235)

	As of December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$163,653	$(1,047)	$—	$—	$163,653	$(1,047)
Obligations of states and political subdivisions	92,680	(1,493)	—	—	92,680	(1,493)
Asset-backed securities	89,983	(164)	—	—	89,983	(164)
Commercial mortgage-backed securities	389,078	(10,186)	85,905	(3,580)	474,983	(13,766)
Residential mortgage-backed securities	1,700,187	(33,453)	20,538	(1,227)	1,720,725	(34,680)
Corporate debt securities	241,153	(3,504)	—	—	241,153	(3,504)
Debt securities available for sale with gross unrealized losses	$2,676,734	$(49,847)	$106,443	$(4,807)	$2,783,177	$(54,654)

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized loss position is presented in the tables below (dollars in thousands):

	As of March 31, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,593,774	$942,846	$3,536,620
Gross unrealized losses on debt securities	$139,329	$33,235	$172,564
Ratio of gross unrealized losses to debt securities with gross unrealized losses	5.4%	3.5%	4.9%

Count of debt securities	1,185	55	1,240
Count of debt securities in an unrealized loss position	645	55	700

	As of December 31, 2021
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,783,177	$—	$2,783,177
Gross unrealized losses on debt securities	$54,654	$—	$54,654
Ratio of gross unrealized losses to debt securities with gross unrealized losses	2.0%	—	2.0%

Count of debt securities	1,252	—	1,252
Count of debt securities in an unrealized loss position	373	—	373

Unrealized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments.  The Company does not intend to sell securities that are in an unrealized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities.  Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to the Company’s debt securities, and the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes.  As of March 31, 2022, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4:  Portfolio Loans

Loan Categories

The Company’s lending can be summarized into five primary categories: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans.  Distributions of loan portfolio by loan category were as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Portfolio loans
Commercial	$1,906,595	$1,943,886
Commercial real estate	3,134,794	3,119,807
Real estate construction	445,428	385,996
Retail real estate	1,544,365	1,512,976
Retail other	241,691	226,333
Total portfolio loans	7,272,873	7,188,998
ACL	(88,213)	(87,887)
Portfolio loans, net	$7,184,660	$7,101,111

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net deferred loan origination costs included in the balances above were $10.6 million as of March 31, 2022, compared to $9.0 million as of December 31, 2021.  Net accretable purchase accounting adjustments included in the balances above reduced loans by $7.7 million as of March 31, 2022, and $8.8 million as of December 31, 2021.  Commercial balances include loans originated under the PPP with an amortized cost of $31.8 million as of March 31, 2022, and $75.0 million as of December 31, 2021.

There were no retail real estate loans purchased during the three months ended March 31, 2022 or 2021.

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

The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of March 31, 2022
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual	Total
Portfolio loans
Commercial	$1,725,369	$73,471	$74,967	$26,028	$6,760	$1,906,595
Commercial real estate	2,769,016	262,411	53,195	47,567	2,605	3,134,794
Real estate construction	428,467	14,557	4	2,400	—	445,428
Retail real estate	1,523,791	11,352	2,062	4,071	3,089	1,544,365
Retail other	241,657	—	—	—	34	241,691
Total portfolio loans	$6,688,300	$361,791	$130,228	$80,066	$12,488	$7,272,873

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual	Total
Portfolio loans
Commercial	$1,747,756	$93,582	$69,427	$26,117	$7,004	$1,943,886
Commercial real estate	2,682,441	343,304	49,695	38,394	5,973	3,119,807
Real estate construction	369,797	13,793	6	2,400	—	385,996
Retail real estate	1,491,845	12,374	1,992	3,867	2,898	1,512,976
Retail other	226,262	—	—	—	71	226,333
Total portfolio loans	$6,518,101	$463,053	$121,120	$70,778	$15,946	$7,188,998

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans, further sorted by origination year are as follows (dollars in thousands):

	As of March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Pass	$220,582	$386,332	$187,571	$82,617	$80,606	$187,281	$580,380	$1,725,369
Watch	1,641	13,751	4,536	9,391	1,412	3,315	39,425	73,471
Special Mention	2,668	4,799	191	6,125	3,753	17,998	39,433	74,967
Substandard	1,736	1,586	3,222	3,248	1,561	6,550	8,125	26,028
Substandard non-accrual	—	3,946	345	141	—	328	2,000	6,760
Total commercial	226,627	410,414	195,865	101,522	87,332	215,472	669,363	1,906,595

Commercial real estate
Pass	287,524	961,636	608,378	349,992	216,247	330,243	14,996	2,769,016
Watch	22,162	33,489	23,614	110,412	22,540	48,163	2,031	262,411
Special Mention	5,765	5,971	12,850	2,321	7,375	18,814	99	53,195
Substandard	1,232	20,611	3,034	1,028	10,429	11,233	—	47,567
Substandard non-accrual	—	111	172	359	1,946	17	—	2,605
Total commercial real estate	316,683	1,021,818	648,048	464,112	258,537	408,470	17,126	3,134,794

Real estate construction
Pass	65,127	184,303	127,358	31,709	2,575	2,004	15,391	428,467
Watch	3,816	5,640	3,518	52	—	1,531	—	14,557
Special Mention	—	—	—	4	—	—	—	4
Substandard	—	—	2,400	—	—	—	—	2,400
Total real estate construction	68,943	189,943	133,276	31,765	2,575	3,535	15,391	445,428

Retail real estate
Pass	114,026	490,691	205,598	99,087	74,589	332,410	207,390	1,523,791
Watch	1,629	1,208	1,830	1,628	1,269	172	3,616	11,352
Special Mention	145	1,892	25	—	—	—	—	2,062
Substandard	—	1,095	224	93	70	2,261	328	4,071
Substandard non-accrual	—	242	118	—	236	1,935	558	3,089
Total retail real estate	115,800	495,128	207,795	100,808	76,164	336,778	211,892	1,544,365

Retail other
Pass	36,922	54,381	19,799	22,563	12,982	5,594	89,416	241,657
Substandard non-accrual	—	34	—	—	—	—	—	34
Total retail other	36,922	54,415	19,799	22,563	12,982	5,594	89,416	241,691

Total portfolio loans	$764,975	$2,171,718	$1,204,783	$720,770	$437,590	$969,849	$1,003,188	$7,272,873

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Pass	$512,729	$228,811	$107,877	$84,873	$74,351	$122,418	$616,697	$1,747,756
Watch	13,847	5,913	14,274	5,060	1,361	2,866	50,261	93,582
Special Mention	7,062	898	5,961	4,025	6,790	11,845	32,846	69,427
Substandard	3,595	3,362	3,136	1,855	1,125	5,459	7,585	26,117
Substandard non-accrual	4,126	364	142	—	320	52	2,000	7,004
Total commercial	541,359	239,348	131,390	95,813	83,947	142,640	709,389	1,943,886

Commercial real estate
Pass	969,548	637,550	425,850	235,928	200,373	198,002	15,190	2,682,441
Watch	51,560	38,820	123,324	48,088	46,761	32,608	2,143	343,304
Special Mention	9,542	7,060	6,585	10,098	6,357	9,870	183	49,695
Substandard	21,002	3,781	1,218	11,451	521	421	—	38,394
Substandard non-accrual	112	181	359	1,893	3,407	21	—	5,973
Total commercial real estate	1,051,764	687,392	557,336	307,458	257,419	240,922	17,516	3,119,807

Real estate construction
Pass	202,082	123,491	31,927	3,155	738	1,223	7,181	369,797
Watch	7,886	4,159	54	—	1,574	120	—	13,793
Special Mention	—	—	6	—	—	—	—	6
Substandard	—	2,400	—	—	—	—	—	2,400
Total real estate construction	209,968	130,050	31,987	3,155	2,312	1,343	7,181	385,996

Retail real estate
Pass	523,541	215,068	96,617	79,158	82,478	281,737	213,246	1,491,845
Watch	4,100	2,460	1,780	1,312	343	150	2,229	12,374
Special Mention	1,965	27	—	—	—	—	—	1,992
Substandard	1,369	232	12	71	165	1,687	331	3,867
Substandard non-accrual	235	63	—	16	227	1,705	652	2,898
Total retail real estate	531,210	217,850	98,409	80,557	83,213	285,279	216,458	1,512,976

Retail other
Pass	59,366	22,305	26,126	16,189	7,180	1,326	93,770	226,262
Substandard non-accrual	34	10	—	14	13	—	—	71
Total retail other	59,400	22,315	26,126	16,203	7,193	1,326	93,770	226,333

Total portfolio loans	$2,393,701	$1,296,955	$845,248	$503,186	$434,084	$671,510	$1,044,314	$7,188,998

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of March 31, 2022
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$358	$93	$—	$6,760
Commercial real estate	—	—	—	2,605
Real estate construction	—	48	—	—
Retail real estate	2,732	555	173	3,089
Retail other	123	7	24	34
Total past due and non-accrual loans	$3,213	$703	$197	$12,488

	As of December 31, 2021
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$363	$10	$213	$7,004
Commercial real estate	151	441	—	5,973
Real estate construction	56	—	—	—
Retail real estate	3,312	1,830	693	2,898
Retail other	82	16	—	71
Total past due and non-accrual loans	$3,964	$2,297	$906	$15,946

Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.2 million for the three months ended March 31, 2022.  Gross interest income recorded on 90+ days past due loans and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms was $0.5 million for the three months ended March 31, 2021.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was $0.4 million for the three months ended March 31, 2022, and was insignificant for the three months ended March 31, 2021.

Troubled Debt Restructurings

TDR loan balances are summarized as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
TDRs
In compliance with modified terms	$1,771	$1,801
Non-performing TDRs	529	551
Total TDRs	$2,300	$2,352

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

No loans were newly designated as TDRs during the three months ended March 31, 2022.  Loans that were newly designated as TDRs during the three months ended March 31, 2021, are summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2021
		Recorded Investment
	Number of	Rate
	Contracts	Modification
Newly designated TDRs
Commercial	1	$483

There were no TDRs entered into during the 12 months ended March 31, 2022, or 2021, that had subsequent defaults during the three months ended March 31, 2022, or 2021.  A default occurs when a loan is 90 days or more past due or transferred to non-accrual.

Gross interest income that would have been recorded in the three months ended March 31, 2022 and 2021, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.

As of March 31, 2022, the Company had $0.5 million of residential real estate in the process of foreclosure. The Company follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

Loans Modified Under the CARES Act or Interagency Statement

The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.  Federal regulatory agencies, in consultation with FASB, also issued an Interagency Statement to encourage financial institutions to work with borrowers affected by COVID-19, and to update guidance which allowed banks to modify loans of customers stressed by COVID-19 without having to classify the loan as a TDR.  The Company’s TDR loan totals do not include the following modified loans with payment deferrals that fall under the CARES Act or Interagency Statement, which suspended GAAP requirements related to TDR classification (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
COVID-19 loan modifications
Commercial loans:
Interest-only deferrals	15	$37,374	32	$128,730
Retail loans:
Mortgage and personal loan deferrals	—	—	2	137
Total COVID-19 loans modifications	15	$37,374	34	$128,867

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Evaluated Individually

The Company evaluates loans with disparate risk characteristics on an individual basis.  The following tables provide details of loans evaluated individually, segregated by category.  The unpaid principal balance represents customer outstanding contractual principal balances excluding any partial charge-offs.  Recorded investment represents the amortized cost of customer balances net of any partial charge-offs recognized on the loan.  Average recorded investment is calculated using the most recent four quarters (dollars in thousands):

	As of and for the Three Months Ended March 31, 2022
	Unpaid	Recorded Investment				Average
	Principal	With No	With		Related	Recorded
	Balance	Allowance	Allowance	Total	Allowance	Investment
Loans evaluated individually
Commercial	$10,040	$490	$6,291	$6,781	$3,345	$8,473
Commercial real estate	3,093	2,386	—	2,386	—	5,654
Real estate construction	266	266	—	266	—	277
Retail real estate	2,480	2,311	25	2,336	25	3,458
Total loans evaluated individually	$15,879	$5,453	$6,316	$11,769	$3,370	$17,862

	As of and for the Year Ended December 31, 2021
	Unpaid	Recorded Investment				Average
	Principal	With No	With		Related	Recorded
	Balance	Allowance	Allowance	Total	Allowance	Investment
Loans evaluated individually
Commercial	$10,247	$498	$6,490	$6,988	$3,564	$8,791
Commercial real estate	6,456	5,750	—	5,750	—	6,390
Real estate construction	272	272	—	272	—	282
Retail real estate	2,514	2,345	25	2,370	25	4,093
Total loans evaluated individually	$19,489	$8,865	$6,515	$15,380	$3,589	$19,556

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.  Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell.  The Company had $4.8 million and $7.9 million of collateral dependent loans secured by real estate or business assets as of March 31, 2022, and December 31, 2021, respectively.

Allowance for Credit Losses

Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010.  As of March 31, 2022, the Company expects continued economic uncertainty in the markets in which it operates, and around levels of delinquencies, over the next 12 months.  Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.  PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended March 31, 2022
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL beginning balance	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	251	(1,218)	510	(170)	374	(253)
Charged-off	—	—	—	(16)	(109)	(125)
Recoveries	67	308	93	152	84	704
ACL ending balance	$24,173	$37,339	$5,705	$17,555	$3,441	$88,213

	Three Months Ended March 31, 2021
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL beginning balance	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Provision for credit losses	(665)	(2,695)	(1,250)	(2,276)	90	(6,796)
Charged-off	(262)	(303)	(209)	(3)	(187)	(964)
Recoveries	86	74	145	265	85	655
ACL ending balance	$23,025	$43,306	$6,879	$19,978	$755	$93,943

The following tables present the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of March 31, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively	Individually		Collectively	Individually
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Portfolio loan category
Commercial	$1,899,814	$6,781	$1,906,595	$20,828	$3,345	$24,173
Commercial real estate	3,132,408	2,386	3,134,794	37,339	—	37,339
Real estate construction	445,162	266	445,428	5,705	—	5,705
Retail real estate	1,542,029	2,336	1,544,365	17,530	25	17,555
Retail other	241,691	—	241,691	3,441	—	3,441
Portfolio loans and related ACL	$7,261,104	$11,769	$7,272,873	$84,843	$3,370	$88,213

	As of December 31, 2021
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively	Individually		Collectively	Individually
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Portfolio loan category
Commercial	$1,936,898	$6,988	$1,943,886	$20,291	$3,564	$23,855
Commercial real estate	3,114,057	5,750	3,119,807	38,249	—	38,249
Real estate construction	385,724	272	385,996	5,102	—	5,102
Retail real estate	1,510,606	2,370	1,512,976	17,564	25	17,589
Retail other	226,333	—	226,333	3,092	—	3,092
Portfolio loans and related ACL	$7,173,618	$15,380	$7,188,998	$84,298	$3,589	$87,887

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5:  Deposits

The composition of deposits is as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Deposits
Demand deposits, noninterest-bearing	$3,568,651	$3,670,267
Interest-bearing transaction deposits	2,647,305	2,720,417
Saving deposits and money market deposits	3,485,050	3,442,244
Time deposits	890,830	935,649
Total deposits	$10,591,836	$10,768,577

Additional information about our deposits is as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Brokered savings deposits and money market deposits	$2,002	$2,248
Brokered time deposits	268	266
Aggregate amount of time deposits with a minimum denomination of $100,000	437,048	454,649
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	139,245	137,449

Scheduled maturities of time deposits are as follows (dollars in thousands):

As of
March 31, 2022
Time deposits by schedule of maturities
April 1, 2022 – March 31, 2023	$640,465
April 1, 2023 – March 31, 2024	169,339
April 1, 2024 – March 31, 2025	49,456
April 1, 2025 – March 31, 2026	16,970
April 1, 2026 – March 31, 2027	13,920
Thereafter	680
Time deposits	$890,830

Note 6:  Borrowings

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

	As of
	March 31,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$255,668	$270,139
Weighted average rate for securities sold under agreements to repurchase	0.15%	0.08%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Term Loan

On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Company has access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026.  The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate.  On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate.  Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR.

Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes.  As of March 31, 2022, there was no balance outstanding on the revolving credit facility and a total of $51.0 million outstanding on the term loan, of which $12.0 million was short-term and $39.0 million was long-term.    The revolving credit facility incurs a non-usage fee based on any undrawn amounts.  Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.

Short-term Borrowings

First Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months.  Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$5,683	$5,678
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$17,683	$17,678

Federal funds purchased are short-term borrowings that generally mature between one and 90 days.  The Company had no federal funds purchased as of March 31, 2022 or December 31, 2021.

Long-term Debt

First Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months.  Long-term debt is summarized as follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$3,881	$4,056
Term Loan	39,000	42,000
Total long-term debt	$42,881	$46,056

As of March 31, 2022, and December 31, 2021, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing May 2023, with an interest rate of 3.04%.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Unamortized debt issuance costs
Senior notes issued in 2017	$22	$56
Subordinated notes issued in 2017	254	549
Subordinated notes issued in 2020	1,566	1,678
Total unamortized debt issuance costs	$1,842	$2,283

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  As of March 31, 2022, and December 31, 2021, all capital ratios of the Company and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines.  Management believes that no events or changes have occurred subsequent to March 31, 2022, that would change this designation.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period.  On August 26, 2020, the CECL final rule was finalized and was substantially similar to the interim final rule.  Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, from the adoption of CECL was deferred for two years, until January 1, 2022.  In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period.  At the conclusion of the two-year period the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

The following tables summarize regulatory capital requirements applicable to the holding company its subsidiary bank (dollars in thousands):

	As of March 31, 2022
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,011,861	11.89%	$382,962	4.50%	$553,167	6.50%
Busey Bank	$1,247,370	14.70%	$381,747	4.50%	$551,413	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,085,861	12.76%	$510,615	6.00%	$680,821	8.00%
Busey Bank	$1,247,370	14.70%	$508,996	6.00%	$678,662	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,344,541	15.80%	$680,821	8.00%	$851,026	10.00%
Busey Bank	$1,321,050	15.57%	$678,662	8.00%	$848,327	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,085,861	8.78%	$494,948	4.00%	N/A	N/A
Busey Bank	$1,247,370	10.11%	$493,615	4.00%	$617,019	5.00%

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

In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards.  The Basel III Rule introduced a capital conservation buffer, composed entirely of Common Equity Tier 1 Capital, which is added to the minimum risk-weighted asset ratios.  The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of Common Equity Tier 1 Capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall.  In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (i) Common Equity Tier 1 Capital to risk-weighted assets of at least 7.0%, (ii) Tier 1 Capital to risk-weighted assets of at least 8.5%, and (iii)  Total capital to risk-weighted assets of at least 10.5%.

Note 8:  Stock-Based Compensation

Stock Options

The Company has outstanding stock options assumed from acquisitions.  A summary of the status of, and changes in, the Company's stock option awards for the three months ended March 31, 2022, follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at January 1, 2022	31,386	$23.53	4.88
Exercised	—	—
Forfeited	—	—
Expired	(220)	23.53
Outstanding at March 31, 2022	31,166	$23.53	4.63

Exercisable at March 31, 2022	31,166	$23.53	4.63

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2020 Equity Plan

Under the terms of the 2020 Equity Plan, the Company has granted RSU, PSU, and DSU awards.  Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.

RSU Awards

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

PSU Awards

The Company also grants PSU awards to members of management periodically throughout the year.  Each PSU is equivalent to one share of the Company’s common stock.  The number of units that ultimately vest will be determined based on the achievement of the market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.

DSU Awards

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

Award Grants and Activity

A summary of changes in the Company’s RSU, PSU, and DSU awards for the three months ended March 31, 2022, is as follows:

	RSU Awards		PSU Awards		DSU Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares (1)	Fair Value	Shares	Fair Value
Nonvested at January 1, 2022	1,147,927	$23.97	113,915	$22.86	34,135	$24.59
Granted	156,483	25.79	195,240	25.79	32,658	25.79
Dividend equivalents earned	9,671	27.30	—	—	1,107	27.30
Vested	(13,594)	29.73	—	—	(32,801)	24.63
Forfeited	(10,298)	24.05	(585)	23.48	—	—
Nonvested at March 31, 2022	1,290,189	$24.16	308,570	$24.71	35,099	$25.75

Vested and outstanding at March 31, 2022					130,098	$22.68
(1)	Shares for PSU awards represent target shares at grant date.

On March 23, 2022, under the terms of the 2020 Equity Plan, the Company granted 156,483 RSUs to members of management.  The grant date fair value of the award totaled $4.0 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years.  The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period.  Subsequent to the requisite service period, the awards will become 100% vested.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 23, 2022, the Company granted a target of 78,233 market-based PSUs with a maximum award of 125,173 units.  The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total shareholder return performance goal.  The grant date fair value of the award is estimated to be $2.0 million and will be recognized in compensation expense over the performance period ending December 31, 2024.  The Company expects to finalize the grant date fair value of these awards in the second quarter of 2022.

On March 23, 2022, the Company granted a target of 78,233 performance-based PSUs with a maximum award of 125,173 units.  The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a core return on average tangible common equity performance goal.  The grant date fair value of the award is $2.0 million and will be recognized in compensation expense over the performance period ending December 31, 2024, subject to achievement of the performance goal.

Further, on March 23, 2022, the Company granted a target of 38,774 PSUs with a maximum award of 77,548 units.  The actual number of units issued at the vesting date could range from 0% to 200% of the initial grant, depending on attaining a performance goal based upon the compounded annual revenue growth rate of the FirsTech operating segment.  The grant date fair value of the award is $1.0 million and will be recognized in compensation expense over the performance period ending December 31, 2024, subject to achievement of the performance goal.

On March 23, 2022, the Company granted 32,658 DSUs to directors and advisory directors.  The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year.  Subsequent to the requisite service period, the awards will become 100% vested.

2021 Employee Stock Purchase Plan

The First Busey Corporation 2021 ESPP was approved at the Company’s 2021 Annual Meeting of Stockholders and details can be found within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021.  The plan initially reserved for issuance and purchase an aggregate of 600,000 shares of the Company’s common stock.  The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in the Company by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success.  The first offering under this plan began on July 1, 2021.

Stock-based Compensation Expense

The Company did not record any stock option compensation expense for the three months ended March 31, 2022, or 2021.  As of March 31, 2022, the Company did not have any unrecognized stock option expense.

The Company recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense
RSU awards	$1,176	$1,230
PSU awards	412	60
DSU awards	226	158
2021 ESPP	95	—
Total stock-based compensation expense	$1,909	$1,448

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	March 31,		December 31,
	2022		2021
Unamortized stock-based compensation
RSU awards	$12,838		$10,204
PSU awards	5,544		1,547
DSU awards	825		209
Total unamortized stock-based compensation	$19,207		$11,960

Weighted average period over which expense is to be recognized	2.9	yrs	2.9	yrs

Shares Available for Issuance Under Stock-based Compensation Plans

Shares remaining available for issuance pursuant to authorized stock-based compensation plans as of March 31, 2022, were as follows:

Shares Remaining
Available for Issuance
Pursuant to the Plan
2020 Equity Plan	643,569
2021 Employee Stock Purchase Plan	544,470

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,969,861	$1,983,655
Standby letters of credit	29,294	32,552
Total commitments	$1,999,155	$2,016,207

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company was holding collateral of $10.9 million to secure its obligation under derivative contracts as of March 31, 2022.  The Company pledged $26.5 million and $27.3 million in cash to secure its obligation under derivative contracts as of March 31, 2022, and December 31, 2021, respectively.

Derivative Instruments Designated as Cash Flow Hedges

The Company entered into derivative instruments designated as cash flow hedges.  For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $350.0 million as of March 31, 2022, and $50.0 million as of December 31, 2021, were designated as cash flow hedges.  The Company entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts (Debt Swap).  In addition, the Company entered into one $300.0 million interest rate swap to reduce our balance sheet asset sensitive profile and to lock in earnings in the event future interest rate hikes do not materialize (Loan Swap).  These hedges were determined to be highly effective during the period, and the Company expects its hedges to remain highly effective during the remaining terms of the swaps.  Changes in fair value were recorded net of tax in OCI.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
		March 31,		December 31,
	Location	2022		2021
Debt Swap
Notional amount		$50,000		$50,000
Weighted average fixed pay rates		1.79%		1.79%
Weighted average variable 3-month LIBOR receive rates		0.83%		0.20%
Weighted average maturity, in years		2.46	yrs	2.71	yrs

Loan Swap
Notional amount		$300,000		$—
Weighted average fixed receive rates		4.81%		—%
Weighted average variable Prime pay rates		3.40%		—%
Weighted average maturity, in years		6.85	yrs	—	yrs

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$835		$—
Gross aggregate fair value of swap liabilities	Other liabilities	$8,772		$958

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(5,887)		$(685)

The Company expects $0.4 million of unrealized gains to be reclassified from OCI to interest income and $0.1 million of unrealized losses to be reclassed from OCI to interest expense during the next three months.  Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2022.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income (expense) on swap transactions	$500	$(278)

The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the unaudited Consolidated Statements of Income during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Unrealized gains (losses) on cash flow hedges
Gain (loss) recognized in OCI, net of tax	$(4,845)	$410
(Gain) loss reclassified from OCI to interest expense, net of tax	(357)	199
Net change in unrealized gains (losses) on cash flow hedges	$(5,202)	$609

Derivative Instruments Not Designated as Hedges

Interest Rate Swaps Not Designated as Hedges

The Company may offer derivative contracts to its customers in connection with their risk management needs.  The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer.  These contracts support variable rate, commercial loan relationships totaling $492.6 million and $491.4 million as of March 31, 2022, and December 31, 2021, respectively.  These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of March 31, 2022
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$119,622	$3,467	$372,968	$13,080
Interest rate swaps – pay fixed, receive floating	372,968	13,080	119,622	3,467
Total derivatives not designated as hedging instruments	$492,590	$16,547	$492,590	$16,547

	As of December 31, 2021
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$404,572	$17,839	$86,784	$2,259
Interest rate swaps – pay fixed, receive floating	86,784	2,259	404,572	17,839
Total derivatives not designated as hedging instruments	$491,356	$20,098	$491,356	$20,098

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended March 31,
	Location	2022	2021
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$(3,550)	$(10,595)
Pay fixed, receive floating	Noninterest expense	3,550	10,595
Net change in fair value of interest rate swaps		$—	$—

Risk Participation Agreement

To manage the credit risk exposure related to a customer-facing swap, the Company entered into one risk participation agreement in conjunction with a loan participation with another financial institution. The notional amount of the risk participation agreement was $4.0 million, and the fair value amount was insignificant, as of both March 31, 2022, and December 31, 2021.  This risk participation agreement matures in 2028.

Mortgage Banking Derivatives

Interest Rate Lock Commitments

Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Balance Sheets, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments

The Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities in the unaudited Consolidated Balance Sheets.  While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of March 31, 2022		As of December 31, 2021
		Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$3,724	$38	$19,384	$206
Forward sales commitments	Other assets	8,947	148	1,884	10
Mortgage banking derivatives recorded in other assets		$12,671	$186	$21,268	$216

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$2,866	$23	$499	$6
Forward sales commitments	Other liabilities	4,429	42	41,002	439
Mortgage banking derivatives recorded in other liabilities		$7,295	$65	$41,501	$445

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended March 31,
	Location	2022	2021
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$15	$472
Forward sales commitments	Mortgage revenue	106	(820)
Net gains (losses)		$121	$(348)

Note 11:  Fair Value Measurements

The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  ASC Topic 820 “Fair Value Measurement” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

Loans Held for Sale

Loans held for sale that were reported at fair value utilized Level 2 measurements at December 31, 2021.  The fair values of the mortgage loans held for sale were measured using observable quoted market or contract prices or market price equivalents and were classified as Level 2.

Derivative Assets and Derivative Liabilities

Derivative assets and derivative liabilities are reported at fair value utilizing Level 2 or Level 3 measurements.  As applicable, fair values of derivative assets and liabilities are determined based on prices that are obtained from a third-party which uses observable market inputs and are classified as Level 2.  Due to the significance of unobservable inputs, derivative assets related to our risk participation agreement are classified as Level 3.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$157,508	$—	$157,508
Obligations of U.S. government corporations and agencies	—	34,301	—	34,301
Obligations of states and political subdivisions	—	299,592	—	299,592
Asset-backed securities	—	488,604	—	488,604
Commercial mortgage-backed securities	—	107,502	—	107,502
Residential mortgage-backed securities	—	1,575,376	—	1,575,376
Corporate debt securities	—	283,172	—	283,172
Equity securities	5,948	13,572	—	19,520
Derivative assets	—	17,568	5	17,573
Derivative liabilities	—	25,384	—	25,384

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$165,762	$—	$165,762
Obligations of U.S. government corporations and agencies	—	38,470	—	38,470
Obligations of states and political subdivisions	—	306,869	—	306,869
Asset-backed securities	—	492,186	—	492,186
Commercial mortgage-backed securities	—	614,998	—	614,998
Residential mortgage-backed securities	—	2,069,313	—	2,069,313
Corporate debt securities	—	293,653	—	293,653
Equity securities	—	13,571	—	13,571
Loans held for sale	—	23,875	—	23,875
Derivative assets	—	20,314	—	20,314
Derivative liabilities	—	21,501	—	21,501

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Loans Evaluated Individually

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

The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,946	$2,946
OREO with subsequent impairment	—	—	2,228	2,228
Bank property held for sale with impairment	—	—	9,551	9,551

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,926	$2,926
OREO with subsequent impairment	—	—	51	51
Bank property held for sale with impairment	—	—	10,103	10,103

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
March 31, 2022:	Estimate	Techniques	Input	(Weighted Average)
Loans evaluated individually, net of related allowance	$2,946	Appraisal of collateral	Appraisal adjustments	-50.0%	to	-100.0%	(-53.4)%
OREO with subsequent impairment	2,228	Appraisal of collateral	Appraisal adjustments	-16.0%	to	-100.0%	(-24.4)%
Bank property held for sale with impairment	9,551	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7%	to	-70.1%	(-38.2)%

December 31, 2021:
Loans evaluated individually, net of related allowance	$2,926	Appraisal of collateral	Appraisal adjustments	-50.0%	to	-100.0%	(-55.1)%
OREO with subsequent impairment	51	Appraisal of collateral	Appraisal adjustments	-33.0%	to	-100.0%	(-67.9)%
Bank property held for sale with impairment	10,103	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7%	to	-70.1%	(-41.3)%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value

Estimated fair values of financial instruments that are not carried at fair value in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$479,228	$479,228	$836,095	$836,095
Level 2 inputs:
Debt securities held to maturity	976,081	942,846	—	—
Loans held for sale (1)	6,765	6,769	—	—
Accrued interest receivable	31,947	31,947	31,064	31,064
Level 3 inputs:
Portfolio loans, net	7,184,660	7,195,985	7,101,111	7,161,466
Mortgage servicing rights	8,085	15,499	8,608	12,133
Other servicing rights	1,712	2,093	1,830	2,268

Financial liabilities
Level 2 inputs:
Time deposits	$890,830	$882,358	$935,649	$935,778
Securities sold under agreements to repurchase	255,668	255,668	270,139	270,139
Short-term borrowings	17,683	17,745	17,678	17,673
Long-term debt	42,881	43,007	46,056	46,164
Junior subordinated debt owed to unconsolidated trusts	71,678	62,840	71,635	63,586
Accrued interest payable	5,116	5,116	2,728	2,728
Level 3 inputs:
Senior notes, net of unamortized issuance costs	39,978	40,000	39,944	40,400
Subordinated notes, net of unamortized issuance costs	182,910	188,437	182,773	195,600
(1)	Effective January 1, 2022, recorded at LOCOM.

Note 12:  Earnings Per Common Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered.  Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding stock options and warrants were exercised, stock units were vested, and ESPP shares were issued.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$28,439	$37,816
Shares:
Weighted average common shares outstanding	55,427,696	54,471,860
Dilutive effect of outstanding options, warrants, and stock units as determined by the application of the treasury stock method	755,748	563,946
Dilutive effect of ESPP shares	11,502	—
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	56,194,946	55,035,806

Basic earnings per common share	$0.51	$0.69

Diluted earnings per common share	$0.51	$0.69

Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended March 31,
	2022	2021
Anti-dilutive common stock equivalents
RSU and DSU awards	—	243,396
PSU awards	241,452	114,883
Total anti-dilutive common stock equivalents	241,452	358,279

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13:  Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI by component, net of tax, for the period below (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$(32,272)	$9,199	$(23,073)	$49,644	$(14,151)	$35,493
Unrealized holding gains (losses) on debt securities available for sale, net	(104,282)	29,726	(74,556)	(42,072)	11,993	(30,079)
Unrealized losses on debt securities transferred from held to maturity to available for sale	(48,456)	13,812	(34,644)	—	—	—
Amounts reclassified from AOCI, net	(106)	30	(76)	(25)	7	(18)
Amortization of unrealized losses on securities transferred to held to maturity	883	(252)	631	—	—	—
Balance at end of period	$(184,233)	$52,515	$(131,718)	$7,547	$(2,151)	$5,396

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(958)	$273	$(685)	$(3,055)	$871	$(2,184)
Unrealized holding gains (losses) on cash flow hedges, net	(6,776)	1,931	(4,845)	574	(164)	410
Amounts reclassified from AOCI, net	(500)	143	(357)	278	(79)	199
Balance at end of period	$(8,234)	$2,347	$(5,887)	$(2,203)	$628	$(1,575)

Total AOCI	$(192,467)	$54,862	$(137,605)	$5,344	$(1,523)	$3,821

Note 14:  Operating Segments and Related Information

The Company has three reportable operating segments:  Banking, FirsTech, and Wealth Management.  The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.  The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.  The FirsTech operating segment provides solutions for online, mobile, and voice-recognition bill payments; lockbox; and walk-in payments.  The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.

The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in “Note 1.  Significant Accounting Policies” in the Company’s 2021 Annual Report.  The Company accounts for intersegment revenue and transfers at current market value.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for the Company’s operating segments.  The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Operating segment
Banking	$294,773	$294,773	$12,450,999	$12,746,833
FirsTech	8,992	8,992	46,900	47,481
Wealth Management	14,108	14,108	71,364	65,587
Other	—	—	(1,754)	(212)
Consolidated total	$317,873	$317,873	$12,567,509	$12,859,689

	Three Months Ended March 31,
	2022	2021
Net interest income
Banking	$73,832	$68,455
FirsTech	18	20
Other	(3,794)	(3,582)
Total net interest income	$70,056	$64,893

Noninterest income
Banking	$15,286	$12,884
FirsTech	5,419	4,861
Wealth Management	15,776	12,587
Other	(709)	1,113
Total noninterest income	$35,772	$31,445

Noninterest expense
Banking	$55,567	$42,091
FirsTech	4,683	4,290
Wealth Management	8,265	6,565
Other	1,861	1,553
Total noninterest expense	$70,376	$54,499

Income before income taxes
Banking	$33,804	$46,044
FirsTech	754	591
Wealth Management	7,511	6,022
Other	(6,364)	(4,022)
Total income before income taxes	$35,705	$48,635

Net income
Banking	$26,451	$35,528
FirsTech	550	429
Wealth Management	5,840	4,682
Other	(4,402)	(2,823)
Total net income	$28,439	$37,816

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15:  Leases

Busey as the Lessee

The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space.  The following table summarizes lease-related information and balances the Company reported in its unaudited Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Lease balances
Right of use assets	$9,014	$10,533
Lease liabilities	9,067	10,591

Supplemental information
Year through which lease terms extend	2031	2031
Weighted average remaining lease term (in years)	6.27	6.47
Weighted average discount rate	2.04%	2.16%

The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Lease costs
Operating lease costs	$617	$564
Variable lease costs	128	174
Short-term lease costs	4	18
Total lease cost (1)	$749	$756

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$631	$546
Operating lease cash flows – Liability reduction	585	495
Right of use assets obtained during the period in exchange for operating lease liabilities	55	148
(1)	Lease costs are included in net occupancy and equipment expense in the unaudited Consolidated Statements of Income.

The Company was obligated under noncancelable operating leases for office space and other commitments, as follows (dollars in thousands):

As of
March 31, 2022
Rent commitments
Remainder of 2022	$1,684
2023	1,889
2024	1,429
2025	1,194
2026	945
Thereafter	2,509
Total undiscounted cash flows	9,650
Less: Amounts representing interest	583
Present value of net future minimum lease payments	$9,067

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey as the Lessor

Busey occasionally leases parking lots and office space to outside parties.  Further, in connection with the acquisition of CAC in the second quarter of 2021, the Company acquired office buildings in Glenview, IL and Northbrook, IL, along with operating leases for space within these buildings that is rented to third parties.  Revenues recorded in connection with these leases and reported in other income on our unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Rental income	$230	$44

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Busey is a $12.6 billion financial holding company headquartered in Champaign, Illinois.  Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Our three operating segments provide a full range of banking, payment technology solutions, and wealth management services through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.

The following discussion and analysis are intended to assist readers in understanding First Busey’s financial condition and results of operations during the three months ended March 31, 2022, and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report, as well as our 2021 Annual Report.

EXECUTIVE SUMMARY

Operating Results

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended
		March 31,	December 31,	March 31,
		2022	2021	2021
Reported:	Net income	$28,439	$29,926	$37,816
Adjusted:	Net income (1)	$29,104	$34,277	$38,065

Reported:	Diluted earnings per common share	$0.51	$0.53	$0.69
Adjusted:	Diluted earnings per common share (1)	$0.52	$0.61	$0.69

Reported:	Return on average assets (2)	0.91%	0.92%	1.45%
Adjusted:	Return on average assets (1), (2)	0.93%	1.05%	1.46%

Reported:	Return on average tangible common equity (1), (2)	12.72%	12.49%	16.80%
Adjusted:	Return on average tangible common equity (1), (2)	13.02%	14.30%	16.91%

Reported:	Pre-provision net revenue (1)	$36,066	$33,954	$40,198
Adjusted:	Pre-provision net revenue (1)	$39,354	$41,144	$42,753

Reported:	Pre-provision net revenue to average assets (1), (2)	1.16%	1.04%	1.54%
Adjusted:	Pre-provision net revenue to average assets (1), (2)	1.26%	1.27%	1.64%
(1)	A non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Annualized measure.

Acquisitions

On May 31, 2021, First Busey completed its acquisition of CAC, the holding company for GSB.  GSB was operated as a separate banking subsidiary from June 1, 2021, until August 14, 2021, when it was merged with and into Busey Bank.  At that time GSB’s banking centers became banking centers of Busey Bank.  Upon completion of the GSB acquisition, we reset the baseline for the future financial performance of First Busey in a multitude of positive ways.

Non-operating Expenses and Non-GAAP Measures

First Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP.  Non-operating pre-tax adjustments for the three months ended March 31, 2022, included $0.8 million of expenses related to acquisitions.  A reconciliation of non-GAAP measures—including pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, adjusted pre-provision net revenue to average assets, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, return on average tangible common equity, adjusted return on average tangible common equity, adjusted net interest income, adjusted net interest margin, adjusted noninterest expense, adjusted core expense, efficiency ratio, adjusted efficiency ratio, adjusted core efficiency ratio, tangible book value per common share, tangible common equity, tangible common equity to tangible assets, core loans, core loans to portfolio loans, core deposits, core deposits to total deposits, and core loans to core deposits—which First Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in “Item 2.  Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Banking Center Markets

We serve the Illinois banking market with 46 Busey Bank banking centers.  Our Illinois markets feature several Fortune 1000 companies.  Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.  Ten of our banking centers in Illinois are located within the Chicago Metropolitan Statistical Area, and 12 of our banking centers in Illinois are located within the St. Louis Metropolitan Statistical Area.

Busey Bank has eight banking centers in Missouri, all within the St. Louis Metropolitan Statistical Area.  St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail.  We have a total of 20 banking centers within the boundaries of the St. Louis Metropolitan Statistical Area, including branches in both Illinois and Missouri.

Busey Bank has three banking centers in southwest Florida, an area which has experienced strong population growth, job growth, and an expanded housing market over the last several years.

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

Consolidated Average Balance Sheets and Interest Rates (Unaudited)

The following tables show our unaudited Consolidated Average Balance Sheets (dollars in thousands), and details the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods shown.  All average information is provided on a daily average basis.

	Three Months Ended March 31,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate [5]	Balance	Expense	Rate [5]
Assets
Interest-bearing bank deposits and federal funds sold	$560,824	$277	0.20%	$422,577	$150	0.14%
Investment securities:
U.S. Government obligations	197,590	288	0.59%	94,003	483	2.08%
Obligations of states and political subdivisions (1)	302,336	1,915	2.57%	296,023	1,964	2.69%
Other securities	3,470,430	12,951	1.51%	2,171,654	7,437	1.39%
Loans held for sale	11,930	83	2.82%	31,373	156	2.02%
Portfolio loans (1), (2)	7,160,837	61,123	3.46%	6,736,664	62,742	3.78%
Total interest-earning assets (1), (3)	$11,703,947	$76,637	2.66%	$9,752,294	$72,932	3.03%

Cash and due from banks	126,631			113,880
Premises and equipment	135,377			134,570
ACL	(88,454)			(102,322)
Other assets	783,438			695,823
Total assets	$12,660,939			$10,594,245

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,680,333	$364	0.06%	$2,310,402	$512	0.09%
Savings and money market deposits	3,429,909	560	0.07%	2,655,559	635	0.10%
Time deposits	917,244	1,200	0.53%	1,067,652	2,585	0.98%
Federal funds purchased and repurchase agreements	271,095	59	0.09%	184,694	57	0.13%
Borrowings (4)	284,430	3,198	4.56%	231,406	2,924	5.12%
Junior subordinated debt issued to unconsolidated trusts	71,650	654	3.70%	71,482	725	4.11%
Total interest-bearing liabilities	$7,654,661	$6,035	0.32%	$6,521,195	$7,438	0.46%

Net interest spread (1)			2.34%			2.57%

Noninterest-bearing deposits	3,589,952			2,688,845
Other liabilities	134,791			108,511
Stockholders’ equity	1,281,535			1,275,694
Total liabilities and stockholders’ equity	$12,660,939			$10,594,245

Interest income / earning assets (1), (3)	$11,703,947	$76,637	2.66%	$9,752,294	$72,932	3.03%
Interest expense / earning assets	$11,703,947	$6,035	0.21%	$9,752,294	$7,438	0.31%
Net interest margin (1)		$70,602	2.45%		$65,494	2.72%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21.0%.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

Notable changes are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Average interest-earning assets	$11,703,947	$9,752,294	$1,951,653	20.0%
Average interest-bearing liabilities	7,654,661	6,521,195	1,133,466	17.4%
Average noninterest-bearing deposits	3,589,952	2,688,845	901,107	33.5%

Total average deposits	10,617,438	8,722,458	1,894,980	21.7%
Total average liabilities	11,379,404	9,318,551	2,060,853	22.1%

Average noninterest-bearing deposits as a percent of total average deposits	33.8%	30.8%
Total average deposits as a percent of total average liabilities	93.3%	93.6%

	Three Months Ended March 31,
	2022	2021	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$76,637	$72,932	$3,705	5.1%
Interest expense	6,035	7,438	(1,403)	(18.9)%
Net interest income, on a tax-equivalent basis (1)	$70,602	$65,494	$5,108	7.8%

Net interest margin (1), (2)	2.45%	2.72%
(1)	Assuming a federal income tax rate of 21.0%.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

The FOMC raised rates during the first quarter of 2022, for the first time in three years, which is expected to have a positive impact on net interest margin(1), as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities.  Given the timing of the FOMC meeting in March, the benefit of the associated movement in rates to our net interest margin will be largely realized in subsequent quarters.  In general, net interest margins(1) have been impacted over the last two years by a persistent low rate environment, PPP loans, significant growth in the Company’s liquidity position, and the Company’s issuance of debt.

First Busey remains substantially core deposit(1) funded, with robust liquidity and significant market share in the communities we serve.  As of March 31, 2022, our loan to deposit ratio was 68.7% and core deposits represented 98.7% of total deposits.

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.34% for the three months ended March 31, 2022, compared to 2.57% for the three months ended March 31, 2021, each on a tax-equivalent basis.

(1) Net interest margin and core deposits are non-GAAP financial measures. For a reconciliation of these non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

The net interest margin discussion above is based upon the results and average balances for the three months ended March 31, 2022 and 2021.  Annualized net interest margins for the quarterly periods indicated were as follows:

	2022	2021
First Quarter	2.45%	2.72%
Second Quarter		2.50%
Third Quarter		2.41%
Fourth Quarter		2.36%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting, and operational efficiencies.  For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report.

Noninterest Income

Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Noninterest income
Wealth management fees	$15,779	$12,584	$3,195	25.4%
Fees for customer services	8,907	8,037	870	10.8%
Payment technology solutions	5,077	4,621	456	9.9%
Mortgage revenue	975	2,666	(1,691)	(63.4)%
Income on bank owned life insurance	884	964	(80)	(8.3)%
Realized net gains (losses) on securities	106	25	81	324.0%
Unrealized net gains (losses) recognized on equity securities	(720)	1,616	(2,336)	(144.6)%
Other income	4,764	932	3,832	411.2%
Total noninterest income	$35,772	$31,445	$4,327	13.8%

Total noninterest income was $35.8 million for the three months ended March 31, 2022, a 13.8% increase from the comparable period in 2021.  Revenues from wealth management fees and payment technology solutions represented 58.3% of the Company’s noninterest income for the three months ended March 31, 2022, providing a complement to spread-based revenue from traditional banking activities.  On a combined basis, revenue from these two critical operating areas was $20.9 million for the three months ended March 31, 2022, a 21.2% increase from the comparable period in 2021.

Wealth management fees were $15.8 million for the three months ended March 31, 2022, a 25.4% increase from the comparable period for 2021.  First Busey’s Wealth Management division ended the first quarter of 2022 with $12.3 billion in assets under care, compared to $12.7 billion as of December 31, 2021, a 3.2% decrease principally due to a reduction in market valuations.

Fees for customer services were $8.9 million for the three months ended March 31, 2022, a 10.8% increase from the comparable period in 2021.

Payment technology solutions revenue relates to our payment processing company, FirsTech.  Payment technology solutions revenue was $5.1 million for the three months ended March 31, 2022, a 9.9% increase from the comparable period in 2021.  FirsTech segment noninterest income was $5.4 million for the three months ended March 31, 2022, an increase of 11.5% from the comparable period of 2021.  FirsTech operations add important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally.  We are currently making strategic investments in FirsTech to enhance future growth including further upgrades to the product and engineering teams to build an Application Programming Interface (API) cloud-based platform to provide for fully integrated payment capabilities as well as the continued development of our Banking as a Service (BaaS) platform.

Mortgage revenue was $1.0 million for the three months ended March 31, 2022, a 63.4% decrease from the comparable period in 2021, that resulted from declines in lower total volumes and sold-loan mortgage volume due to retaining a higher share of portfolio loan production, as well as lower gain on sale margins.  General economic conditions and interest rate volatility may impact fees in future quarters.

Income on bank owned life insurance was $0.9 million for the three months ended March 31, 2022, an 8.3% decrease from the comparable period in 2021.  The decrease was primarily the result of a decline in earnings on the cash surrender value of the policies.

Other income was $4.8 million for the three months ended March 31, 2022, a $3.8 million increase from the comparable period in 2021.  Other income benefited from higher income recognized on venture capital investments and gains on disposal of fixed assets, partially offset by lower SBA loan sale gains recorded during the three months ended March 31, 2022.

Noninterest Expense

Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$39,354	$30,384	$8,970	29.5%
Data processing	4,978	4,280	698	16.3%
Net occupancy expense of premises	5,067	4,563	504	11.0%
Furniture and equipment expenses	2,030	2,026	4	0.2%
Professional fees	1,507	1,945	(438)	(22.5)%
Amortization of intangible assets	3,011	2,401	610	25.4%
Interchange expense	1,545	1,484	61	4.1%
Other expense	12,884	7,416	5,468	73.7%
Total noninterest expense	$70,376	$54,499	$15,877	29.1%

Income taxes	$7,266	$10,819	$(3,553)	(32.8)%
Effective income tax rate	20.4%	22.2%

Efficiency ratio (1)	63.0%	54.7%
Adjusted efficiency ratio (1)	62.2%	54.3%

Full-time equivalent employees as of period-end	1,465	1,332	133	10.0%
(1)	The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of these non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Total noninterest expense was $70.4 million for the three months ended March 31, 2022, a 29.1% increase from the comparable period in 2021.  Pre-tax non-operating acquisition related expenses contributed $0.8 million to total noninterest expense for the three months ended March 31, 2022, compared to $0.3 million for the comparable period in 2021.

Salaries, wages, and employee benefits were $39.4 million for the three months ended March 31, 2022, a 29.5% increase from the comparable period in 2021.  Non-operating expenses contributed $0.6 million of the increase for the three months ended March 31, 2022, over the comparable period in 2021.  Salaries, wages, and employee benefit expenses were impacted by a 10.0% increase in full-time equivalents to 1,465 as of March 31, 2022, compared to 1,332 at March 31, 2021.  Increases are attributable to the CAC acquisition in the second quarter of 2021, as well as the Company’s investments in its regional operating model, business line leadership, and risk management professionals.  In addition, current labor market trends reflect a shrinking labor supply, while job growth reflects increasing demand for a skilled workforce, putting further upward pressure on salaries, wages, and employee benefits.

Data processing expense was $5.0 million for the three months ended March 31, 2022, a 16.3% increase from the comparable period in 2021.  Acquisition related non-operating expenses contributed $0.2 million of the increase for the three months ended March 31, 2022.

Combined, net occupancy expense of premises and furniture and equipment expense totaled $7.1 million for the three months ended March 31, 2022, a 7.7% increase from the comparable period in 2021.  Increases are primarily attributable to higher maintenance costs related to snow removal, elevated utility costs, and increased real estate taxes.

Professional fees were $1.5 million for the three months ended March 31, 2022, a 22.5% decrease from the comparable period in 2021.  Non-operating expenses contributed $0.3 of the decrease in professional fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Amortization of intangible assets was $3.0 million for the three months ended March 31, 2022, a 25.4% increase from the comparable period for 2021.  The increase primarily related to intangible assets acquired in the acquisition of CAC during the second quarter of 2021.

Interchange expense was $1.5 million for the three months ended March 31, 2022, a 4.1% increase from the comparable period in 2021.  Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.

Other expense was $12.9 million for the three months ended March 31, 2022, a $5.5 million increase from the comparable period in 2021.  Increases were across multiple expense categories including $0.7 million in the provision for unfunded commitments, $0.7 million in NMTC amortization, $0.4 million in regulatory costs as we shift to the large institution assessment, $0.8 million in business development expenses, and $0.6 million impairment on OREO.

The efficiency ratio(1), which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratio(1) was 63.0% for the three months ended March 31, 2022, compared to 54.7% for the three months ended March 31, 2021.

The adjusted efficiency ratio(1) was 62.2% for the three months ended March 31, 2022, compared to 54.3% for three months ended March 31, 2021.  The Company remains focused on expense discipline, while making necessary investments to support the organic growth of our key business lines and related support and risk management functions.

(1) The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of these non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Taxes

The effective income tax rate of 20.4% for the three months ended March 31, 2022, was lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits.  We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  As of March 31, 2022, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our franchise taxes.

FINANCIAL CONDITION

Balance Sheet

Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021	Change	% Change
Assets
Debt securities available for sale	$2,946,055	$3,981,251	$(1,035,196)	(26.0)%
Debt securities held to maturity	976,081	—	976,081	NM
Portfolio loans, net	7,184,660	7,101,111	83,549	1.2%

Total assets	$12,567,509	$12,859,689	$(292,180)	(2.3)%

Liabilities
Deposits:
Noninterest-bearing	$3,568,651	$3,670,267	$(101,616)	(2.8)%
Interest-bearing	7,023,185	7,098,310	(75,125)	(1.1)%
Total deposits	$10,591,836	$10,768,577	$(176,741)	(1.6)%

Securities sold under agreements to repurchase	$255,668	$270,139	$(14,471)	(5.4)%
Subordinated notes, net of unamortized issuance costs	182,910	182,773	137	0.1%
Junior subordinated debt owed to unconsolidated trusts	71,678	71,635	43	0.1%

Total liabilities	$11,349,484	$11,540,577	$(191,093)	(1.7)%

Stockholders’ equity	$1,218,025	$1,319,112	$(101,087)	(7.7)%

Portfolio Loans

We believe that making sound and profitable loans is a necessary and desirable means of employing funds available for investment.  First Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets.  While not specifically limited, we attempt to focus our lending on short to intermediate-term (0-10 years) loans in geographic areas within 125 miles of its lending offices.  Loans originated outside of these areas are generally residential mortgage loans originated for sale in the secondary market or loans to existing customers of Busey Bank.  We attempt to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent.  Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals.  Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

First Busey maintains an independent loan review department that reviews loans for compliance with our loan policy on a periodic basis.  In addition, the loan review department reviews risk assessments made by our credit department, lenders, and loan committees.  Results of these reviews are presented to management and the audit committee at least quarterly.

Busey Bank’s lending activities can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans.  A description of each of the lending areas can be found in the Company’s 2021 Annual Report.  A significant majority of our portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets.

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	March 31, 2022
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,343,548	$462,964	$49,067	$51,016	$1,906,595
Commercial real estate	2,099,554	679,557	195,113	160,570	3,134,794
Real estate construction	243,136	137,283	38,447	26,562	445,428
Retail real estate	1,152,329	227,001	104,615	60,420	1,544,365
Retail other	236,773	1,815	1,783	1,320	241,691
Total portfolio loans	$5,075,340	$1,508,620	$389,025	$299,888	$7,272,873

ACL					(88,213)
Portfolio loans, net					$7,184,660

	December 31, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,372,584	$463,085	$55,180	$53,037	$1,943,886
Commercial real estate	2,063,681	691,969	191,303	172,854	3,119,807
Real estate construction	199,471	120,785	31,265	34,475	385,996
Retail real estate	1,124,486	235,083	96,563	56,844	1,512,976
Retail other	219,000	3,684	2,181	1,468	226,333
Total portfolio loans	$4,979,222	$1,514,606	$376,492	$318,678	$7,188,998

ACL					(87,887)
Portfolio loans, net					$7,101,111

Portfolio loans increased by 1.2% to $7.3 billion as of March 31, 2022, compared to $7.2 billion as of December 31, 2021.  Excluding PPP loans, commercial balances—consisting of commercial, commercial real estate, and real estate construction loans—increased $80.3 million since December 31, 2021.  Retail real estate and retail other loans increased by $46.8 million since December 31, 2021.

Allowance and Provision for Credit Losses

The ACL is a significant estimate in our unaudited consolidated financial statements, affecting both earnings and capital.  The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes.  The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected.  All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date.  The ACL is established through the provision for credit loss expense charged to income.

As a result of continued strength in asset quality performance metrics, as well as improved macro-economic outlooks, results for the first quarter of 2022 reflect a provision release of $0.3 million for the three months ended March 31, 2022, and $6.8 million for the same period in 2021.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2022	2021	2021	2021	2021
Portfolio loans	[a]	$7,272,873	$7,188,998	$7,150,635	$7,185,650	$6,779,300
Non-GAAP adjustments:
PPP loans, amortized cost		(31,769)	(74,958)	(178,231)	(390,395)	(522,104)
Core loans	[b]	$7,241,104	$7,114,040	$6,972,404	$6,795,255	$6,257,196

ACL	[c]	$88,213	$87,887	$92,802	$95,410	$93,943

Ratios
ACL to portfolio loans	[c÷a]	1.21%	1.22%	1.30%	1.33%	1.39%
ACL to core loans	[c÷b]	1.22%	1.24%	1.33%	1.40%	1.50%

As of March 31, 2022, management believed the level of the ACL to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.

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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Loans 30 – 89 days past due	$3,916	$6,261	$6,446	$3,888	$9,929

Non-performing assets
Non-performing loans:
Non-accrual loans	12,488	15,946	25,369	27,725	21,706
Loans 90+ days past due and still accruing	197	906	491	590	1,149
Total non-performing loans	12,685	16,852	25,860	28,315	22,855
OREO and other repossessed assets	3,606	4,416	3,184	3,137	4,292
Total non-performing assets	16,291	21,268	29,044	31,452	27,147

Substandard (excludes 90+ days past due)	79,962	70,565	51,740	44,877	65,088
Classified assets	$96,253	$91,833	$80,784	$76,329	$92,235

Performing TDRs (includes 30 – 89 days past due)	$1,771	$1,801	$2,083	$2,518	$3,299
ACL	88,213	87,887	92,802	95,410	93,943

Ratios
ACL to non-accrual loans	706.38%	551.15%	365.81%	344.13%	432.80%
ACL to non-performing loans	695.41%	521.52%	358.86%	336.96%	411.04%
ACL to non-performing assets	541.48%	413.24%	319.52%	303.35%	346.05%
Non-accrual loans to portfolio loans	0.17%	0.22%	0.35%	0.39%	0.32%
Non-performing assets to total assets	0.13%	0.17%	0.23%	0.25%	0.25%
Non-performing loans to portfolio loans	0.17%	0.23%	0.36%	0.39%	0.34%
Non-performing loans to portfolio loans, excluding PPP loans	0.18%	0.24%	0.37%	0.42%	0.37%
Non-performing assets to portfolio loans and OREO	0.22%	0.30%	0.41%	0.44%	0.40%
Classified assets to Busey Bank Tier 1 Capital and ACL	7.21%	6.91%	6.07%	5.72%	7.76%

Non-performing loan balances decreased by 24.7% to $12.7 million as of March 31, 2022, compared with $16.9 million as of December 31, 2021.  Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.17% as of March 31, 2022, and 0.23% as of December 31, 2021.  Excluding the amortized cost of PPP loans, non-performing loans as a percentage of portfolio loans was 0.18% as of March 31, 2022, and 0.24% as of December 31, 2021.  Non-performing assets at March 31, 2022, included a $2.0 million OREO property, the sale of which closed subsequent to quarter-end, although the associated $0.6 million impairment was recognized in the first quarter of 2022.

Asset quality metrics remain dependent upon market-specific economic conditions, which may fluctuate from period to period.  If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are loans classified as substandard which are not individually evaluated, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses.  Potential problem loans increased to $79.9 million as of March 31, 2022, compared to $70.6 million as of December 31, 2021.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts.  As of March 31, 2022, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

COVID-19 Modifications

To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers.  The program included options for short-term loan payment deferrals and certain fee waivers.  As of March 31, 2022, the Company had no loans remaining on full payment deferral, and 15 commercial loans on interest-only payment deferral representing $37.4 million in loans.  As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits decreased by 1.6% to $10.6 billion as of March 31, 2022, compared to $10.8 billion as of December 31, 2021.  We focus on deepening our relationships with customers to foster core deposit(1) growth, allowing us to reduce our reliance on wholesale funding.  Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less.  Fluctuations in deposit balances can be attributed to the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus, transfer of funds from bank deposits to assets under care, time deposit attrition, other core deposit growth, and the seasonality of public funds.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits, as summarized in the table below (dollars in thousands):

	As of December 31,
	2022	2021
Additional borrowing capacity available from:
FHLB	1,444,780	1,536,019
Federal Reserve	744,884	624,627
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,229,664	$2,200,646

(1) Core deposits is a non-GAAP financial measure. For a reconciliation of this non-GAAP measure to the most directly comparable GAAP financial measure, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

As of March 31, 2022, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  We had outstanding loan commitments and standby letters of credit of $2.0 billion as of March 31, 2022, and December 31, 2021.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

As of March 31, 2022, our reserve for unfunded commitments was $7.6 million, compared to $6.5 million as of December 31, 2021.  Provision expense for unfunded commitments was $1.1 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021, primarily related to increases in unused commitment balances.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements.  The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of March 31, 2022:

	Minimum Capital	As of March 31, 2022
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	11.89%	14.70%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.76%	14.70%
Total Capital to Risk Weighted Assets	10.50%	15.80%	15.57%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	8.78%	10.11%

For further discussion of capital resources and requirements, see “Note 7: Regulatory Capital.”

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report contains certain financial information determined by methods other than GAAP.  Management uses these non-GAAP measures, together with the related GAAP measures, in analysis of the Company’s performance and in making business decisions, as well as for comparison to the Company’s peers.  The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring noninterest items and provide additional perspective on the Company’s performance over time.

A reconciliation of non-GAAP financial measures to what management believes to be the most directly comparable GAAP financial measures—specifically, net interest income, total noninterest income, net security gains and losses, and total noninterest expense in the case of pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, and adjusted pre-provision net revenue to average assets; net income in the case of adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, return on average tangible common equity, and adjusted return on average tangible common equity; net interest income in the case of adjusted net interest income and adjusted net interest margin; net interest income, total noninterest income, and total noninterest expense in the case of adjusted noninterest expense, adjusted core expense, efficiency ratio, adjusted efficiency ratio, and adjusted core efficiency ratio; total stockholders’ equity in the case of tangible book value per common share; total assets and total stockholders’ equity in the case of tangible common equity and tangible common equity to tangible assets; portfolio loans in the case of core loans and core loans to portfolio loans; total deposits in the case of core deposits and core deposits to total deposits; and portfolio loans and total deposits in the case of core loans to core deposits—appears below.

These non-GAAP disclosures have inherent limitations and are not audited.  They should not be considered in isolation or as a substitute for operating results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Tax effected numbers included in these non-GAAP disclosures are based on estimated statutory rates or effective rates as appropriate.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue,

Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets

(dollars in thousands)

		Three Months Ended
		March 31,	December 31,	March 31,
		2022	2021	2021
PRE-PROVISION NET REVENUE
Net interest income		$70,056	$70,508	$64,893
Total noninterest income		35,772	35,089	31,445
Net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities		614	(474)	(1,641)
Total noninterest expense		(70,376)	(71,169)	(54,499)
Pre-provision net revenue		36,066	33,954	40,198
Non-GAAP adjustments:
Acquisition and other restructuring expenses		835	5,641	320
Provision for unfunded commitments		1,112	294	406
Amortization of NMTC		1,341	1,255	1,829
Adjusted pre-provision net revenue		$39,354	$41,144	$42,753

Pre-provision net revenue, annualized	[a]	$146,268	$134,709	$163,025
Adjusted pre-provision net revenue, annualized	[b]	$159,602	$163,234	$173,387
Average total assets	[c]	$12,660,939	$12,895,049	$10,594,245

Reported: Pre-provision net revenue to average assets (1)	[a÷c]	1.16%	1.04%	1.54%
Adjusted: Pre-provision net revenue to average assets (1)	[b÷c]	1.26%	1.27%	1.64%
(1)	Annualized measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets

Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity

(dollars in thousands, except per share amounts)

		Three Months Ended
		March 31,	December 31,	March 31,
		2022	2021	2021
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$28,439	$29,926	$37,816
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		587	1,760	—
Data processing		214	143	7
Professional fees, occupancy, and other		34	290	313
Other restructuring costs:
Salaries, wages, and employee benefits		—	215	—
Lease or fixed asset impairment		—	3,227	—
Professional fees, occupancy, and other		—	6	—
Related tax benefit		(170)	(1,290)	(71)
Adjusted net income	[b]	$29,104	$34,277	$38,065

DILUTED EARNINGS PER SHARE
Dilutive average common shares outstanding	[c]	56,194,946	56,413,026	55,035,806

Reported: Diluted earnings per share	[a÷c]	$0.51	$0.53	$0.69
Adjusted: Diluted earnings per share	[b÷c]	0.52	0.61	0.69

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$115,336	$118,728	$153,365
Adjusted net income, annualized	[e]	$118,033	$135,990	$154,375
Average total assets	[f]	$12,660,939	$12,895,049	$10,594,245

Reported: Return on average assets (1)	[d÷f]	0.91%	0.92%	1.45%
Adjusted: Return on average assets (1)	[e÷f]	0.93%	1.05%	1.46%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,281,535	$1,328,692	$1,275,694
Average goodwill and other intangible assets, net		(374,811)	(377,825)	(362,693)
Average tangible common equity	[g]	$906,724	$950,867	$913,001

Reported: Return on average tangible common equity (1)	[d÷g]	12.72%	12.49%	16.80%
Adjusted: Return on average tangible common equity (1)	[e÷g]	13.02%	14.30%	16.91%
(1)	Annualized measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin

(dollars in thousands)

		Three Months Ended
		March 31,	December 31,	March 31,
		2022	2021	2021
Net interest income		$70,056	$70,508	$64,893
Non-GAAP adjustments:
Tax-equivalent adjustment		546	577	601
Tax-equivalent net interest income		70,602	71,085	65,494
Acquisition-related purchase accounting accretion		(1,159)	(1,469)	(2,157)
Adjusted net interest income		$69,443	$69,616	$63,337

Tax-equivalent net interest income, annualized	[a]	$286,330	$282,022	$265,615
Adjusted net interest income, annualized	[b]	$281,630	$276,194	$256,867
Average interest-earning assets	[c]	$11,703,947	$11,947,653	$9,752,294

Reported: Net interest margin (1)	[a÷c]	2.45%	2.36%	2.72%
Adjusted: Net Interest margin (1)	[b÷c]	2.41%	2.31%	2.63%
(1)	Annualized measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Noninterest Expense, Adjusted Core Expense,

Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio

(dollars in thousands)

		Three Months Ended
		March 31,	December 31,	March 31,
		2022	2021	2021
Net interest income		$70,056	$70,508	$64,893
Non-GAAP adjustments:
Tax-equivalent adjustment		546	577	601
Tax-equivalent net interest income		70,602	71,085	65,494

Total noninterest income		35,772	35,089	31,445
Non-GAAP adjustments:
Net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities		614	(474)	(1,641)
Noninterest income excluding net security gains and losses		36,386	34,615	29,804

Tax-equivalent net interest income plus noninterest income excluding net security gains and losses	[a]	$106,988	$105,700	$95,298

Total noninterest expense		70,376	71,169	54,499
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(3,011)	(3,074)	(2,401)
Non-interest expense excluding amortization of intangible assets	[c]	67,365	68,095	52,098
Non-operating adjustments:
Salaries, wages, and employee benefits		(587)	(1,975)	—
Data processing		(214)	(143)	(7)
Lease or fixed asset impairment		—	(3,227)	—
Professional fees and other		(34)	(296)	(313)
Adjusted noninterest expense	[d]	66,530	62,454	51,778
Provision for unfunded commitments		(1,112)	(294)	(406)
Amortization of NMTC		(1,341)	(1,255)	(1,829)
Adjusted core expense	[e]	$64,077	$60,905	$49,543

Noninterest expense, excluding non-operating adjustments	[d-b]	69,541	65,528	54,179

Reported: Efficiency ratio	[c÷a]	62.97%	64.42%	54.67%
Adjusted: Efficiency ratio	[d÷a]	62.18%	59.09%	54.33%
Adjusted: Core efficiency ratio	[e÷a]	59.89%	57.62%	51.99%

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value Per Common Share

(dollars in thousands, except per share amounts)

		As of
		March 31,	December 31,	March 31,
		2022	2021	2021
Total stockholders’ equity		$1,218,025	$1,319,112	$1,265,822
Goodwill and other intangible assets, net		(372,913)	(375,924)	(361,120)
Tangible book value	[a]	$845,112	$943,188	$904,702

Ending number of common shares outstanding	[b]	55,278,785	55,434,910	54,345,379

Tangible book value per common share	[a÷b]	$15.29	$17.01	$16.65

Tangible Common Equity and Tangible Common Equity to Tangible Assets

(dollars in thousands)

		As of
		March 31,	December 31,	March 31,
		2022	2021	2021
Total assets		$12,567,509	$12,859,689	$10,759,563
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(372,913)	(375,924)	(361,120)
Tax effect of other intangible assets (1)		10,456	16,254	13,883
Tangible assets	[a]	$12,205,052	$12,500,019	$10,412,326

Total stockholders’ equity		$1,218,025	$1,319,112	$1,265,822
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(372,913)	(375,924)	(361,120)
Tax effect of other intangible assets (1)		10,456	16,254	13,883
Tangible common equity	[b]	$855,568	$959,442	$918,585

Tangible common equity to tangible assets (2)	[b÷a]	7.01%	7.68%	8.82%
(1)	Net of estimated deferred tax liability.
(2)	Tax-effected measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans,

Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits

(dollars in thousands)

		As of
		March 31,	December 31,	March 31,
		2022	2021	2021
Portfolio loans	[a]	$7,272,873	$7,188,998	$6,779,300
Non-GAAP adjustments:
PPP Loans amortized cost		(31,769)	(74,958)	(522,104)
Core loans	[b]	$7,241,104	$7,114,040	$6,257,196

Total deposits	[c]	$10,591,836	$10,768,577	$8,873,847
Non-GAAP adjustments:
Brokered transaction accounts		(2,002)	(2,248)	(2,699)
Time deposits of $250,000 or more		(139,245)	(137,449)	(155,401)
Core deposits	[d]	$10,450,589	$10,628,880	$8,715,747

RATIOS
Core loans to portfolio loans	[b÷a]	99.56%	98.96%	92.30%
Core deposits to total deposits	[d÷c]	98.67%	98.70%	98.22%
Core loans to core deposits	[b÷d]	69.29%	66.93%	71.79%

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to First Busey’s financial condition, results of operations, plans, objectives, future performance, and business.  Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of the Company’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the COVID-19 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine); (iii) changes in state and federal laws, regulations, and governmental policies concerning First Busey’s general business; (iv) changes in interest rates and prepayment rates of First Busey’s assets (including the impact of the LIBOR phase-out) (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or associates; (viii) changes in consumer spending; (ix) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (x) unexpected outcomes of existing or new litigation involving First Busey; (xi) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards; and (xii) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.

CRITICAL ACCOUNTING ESTIMATES

First Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited consolidated financial statements.  Significant accounting policies are described in “Note 1.  Significant Accounting Policies” of the Company’s 2021 Annual Report.

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective, or complex.  These estimates involve judgments, assumptions, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood.  Further, changes in accounting standards could impact our critical accounting estimates.  Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.  The following accounting policies could be deemed critical:

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition.  Fair values are determined based on the definition of “fair value” defined in ASC Topic 820 “Fair Value Measurement” as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed.  Acquired loans are in the scope of ASC Topic 326 “Financial Instruments—Credit Losses.”  However, the offset to record the ACL on acquired loans at the date of acquisition depends on whether or not the loan is classified as PCD.  The ACL for PCD loans is recorded through a gross-up effect, while the ACL for acquired non-PCD loans is recorded through provision expense, consistent with originated loans.  Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.

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

Allowance for Credit Losses

First Busey calculates the ACL at each reporting date.  We recognize an allowance for the lifetime expected credit losses for the amount the Company does not expect to collect.  Measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported book value.  The calculation also contemplates that First Busey may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

In determining the ACL, management relies predominantly on a disciplined credit review and approval process that extends to the full range of First Busey’s credit exposure.  The ACL must be determined on a collective (pool) basis when similar risk characteristics exist.  On a case-by-case basis, we may conclude a loan should be evaluated on an individual basis based on disparate risk characteristics.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points.  Due to the current low interest rate environment, a downward adjustment in federal fund rates was not meaningful as of March 31, 2022, or December 31, 2021.  The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	+100	+200	+300
March 31, 2022	5.80%	13.50%	21.19%
December 31, 2021	8.77%	17.19%	25.64%

	Year-Two: Basis Point Changes
	+100	+200	+300
March 31, 2022	6.19%	14.15%	22.09%
December 31, 2021	9.51%	18.22%	26.84%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of March 31, 2022, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I—Item 1A of First Busey’s 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date.  On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares.  During the first quarter of 2022, the Company purchased 188,614 shares under the plan.  As of March 31, 2022, the Company had 347,210 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	81,614	$28.07	81,614	454,210
February 1-28, 2022	72,000	$27.78	72,000	382,210
March 1-31, 2022	35,000	$26.55	35,000	347,210
Three Months Ended March 31, 2022	188,614	$27.68	188,614

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2022	FIRST BUSEY CORPORATION (Registrant)

	By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer