Form 10-Q
period 2022-06-30
FIRST BUSEY CORP /NV/
filed 2022-08-04
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2022
Common Stock, $.001 par value	55,217,703

FIRST BUSEY CORPORATION

FORM 10-Q

June 30, 2022

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

FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which loans are carried at amortized historical cost less loan write-offs and downward market value adjustments, as may be applicable
NM	Not meaningful
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PSU	Performance-based restricted stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act

Term	Definition
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	As of
	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$131,113	$102,983
Interest-bearing deposits	99,739	733,112
Total cash and cash equivalents	230,852	836,095

Debt securities available for sale	2,744,646	3,981,251
Debt securities held to maturity	953,012	—
Equity securities	11,264	13,571
Loans held for sale (2022 at LOCOM, 2021 at fair value)	4,813	23,875
Portfolio loans (net of ACL of $88,757 at June 30, 2022, and $87,887 at December 31, 2021)	7,409,021	7,101,111
Premises and equipment, net	130,892	136,147
Right of use assets	8,615	10,533
Goodwill	317,873	317,873
Other intangible assets, net	52,089	58,051
Cash surrender value of bank owned life insurance	178,575	176,940
Other assets	314,781	204,242
Total assets	$12,356,433	$12,859,689

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,505,299	$3,670,267
Interest-bearing	6,891,929	7,098,310
Total deposits	10,397,228	10,768,577

Securities sold under agreements to repurchase	228,383	270,139
Short-term borrowings	16,396	17,678
Long-term debt	36,000	46,056
Senior notes, net of unamortized issuance costs	—	39,944
Subordinated notes, net of unamortized issuance costs	281,304	182,773
Junior subordinated debt owed to unconsolidated trusts	71,721	71,635
Lease liabilities	8,655	10,591
Other liabilities	154,789	133,184
Total liabilities	11,194,476	11,540,577

Outstanding commitments and contingent liabilities (see Notes 9 and 15)

Stockholders’ Equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,317,675	1,316,984
Retained earnings	124,685	92,463
AOCI	(211,107)	(23,758)
Total stockholders’ equity before treasury stock	1,231,311	1,385,747

Treasury stock at cost	(69,354)	(66,635)
Total stockholders’ equity	1,161,957	1,319,112
Total liabilities and stockholders’ equity	$12,356,433	$12,859,689

Shares
Common shares issued	58,116,970	58,116,970
Less treasury shares	(2,781,267)	(2,682,060)
Common shares outstanding	55,335,703	55,434,910

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$65,567	$61,404	$126,449	$123,969
Interest and dividends on investment securities:
Taxable interest income	15,840	9,081	29,934	17,692
Non-taxable interest income	831	958	1,669	1,963
Other interest income	358	245	635	395
Total interest income	82,596	71,688	158,687	144,019

Interest expense
Deposits	2,146	3,295	4,270	7,027
Federal funds purchased and securities sold under agreements to repurchase	147	60	206	117
Short-term borrowings	147	64	236	83
Long-term debt	261	116	487	145
Senior notes	237	399	637	799
Subordinated notes	3,022	2,480	5,505	4,956
Junior subordinated debt owed to unconsolidated trusts	708	732	1,362	1,457
Total interest expense	6,668	7,146	12,703	14,584

Net interest income	75,928	64,542	145,984	129,435
Provision for credit losses	1,653	(1,700)	1,400	(8,496)
Net interest income after provision for credit losses	74,275	66,242	144,584	137,931

Noninterest income
Wealth management fees	14,135	13,002	29,914	25,586
Fees for customer services	9,588	8,611	18,495	16,648
Payment technology solutions	4,888	4,530	9,965	9,151
Mortgage revenue	284	1,747	1,259	4,413
Income on bank owned life insurance	874	1,476	1,758	2,440
Realized net gains (losses) on securities	20	94	126	119
Unrealized net gains (losses) recognized on equity securities	(1,734)	804	(2,454)	2,420
Other income	2,964	2,747	7,728	3,679
Total noninterest income	31,019	33,011	66,791	64,456

Noninterest expense
Salaries, wages, and employee benefits	38,110	34,889	77,464	65,273
Data processing	5,375	4,819	10,353	9,099
Net occupancy expense of premises	4,720	4,246	9,787	8,809
Furniture and equipment expenses	2,045	2,066	4,075	4,092
Professional fees	1,607	2,311	3,114	4,256
Amortization of intangible assets	2,951	2,650	5,962	5,051
Interchange expense	1,487	1,442	3,032	2,926
Other expense	12,797	10,202	25,681	17,618
Total noninterest expense	69,092	62,625	139,468	117,124

Income before income taxes	36,202	36,628	71,907	85,263
Income taxes	6,378	6,862	13,644	17,681
Net income	$29,824	$29,766	$58,263	$67,582

Basic earnings per common share	$0.54	$0.54	$1.05	$1.23
Diluted earnings per common share	$0.53	$0.53	$1.04	$1.22
Dividends declared per share of common stock	$0.23	$0.23	$0.46	$0.46

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$29,824	$29,766	$58,263	$67,582
OCI:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $27,162, ($2,700), $56,888, and $9,293, respectively	(68,126)	6,769	(142,682)	(23,310)
Unrealized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $—, $—, $13,812, and $—, respectively	—	—	(34,644)	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of ($1), $1, $29, and $8, respectively	3	(2)	(73)	(20)
Amortization of unrealized losses on securities transferred to held to maturity, net of taxes of ($629), $—, ($881), and $—, respectively	1,578	—	2,209	—
Net change in unrealized gains (losses) on debt securities available for sale	(66,545)	6,767	(175,190)	(23,330)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $2,612, $28, $4,543, and ($136), respectively	(6,550)	(69)	(11,395)	341
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $160, ($82), $303, and ($161), respectively	(407)	206	(764)	405
Net change in unrealized gains (losses) on cash flow hedges	(6,957)	137	(12,159)	746
Net change in AOCI	(73,502)	6,904	(187,349)	(22,584)
Total comprehensive income (loss)	$(43,678)	$36,670	$(129,086)	$44,998

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2022
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, March 31, 2022	55,278,785	$58	$1,318,701	$107,890	$(137,605)	$(71,019)	$1,218,025
Net income	—	—	—	29,824	—	—	29,824
OCI, net of tax	—	—	—	—	(73,502)	—	(73,502)
Repurchase of stock	(70,000)	—	—	—	—	(1,604)	(1,604)
Issuance of treasury stock for ESPP	13,900	—	(88)	—	—	358	270
Net issuance of treasury stock for restricted/deferred stock unit vesting and related tax	113,018	—	(3,590)	—	—	2,911	(679)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,713)	—	—	(12,713)
Stock dividend equivalents on RSUs at $0.23 per share	—	—	316	(316)	—	—	—
Stock-based compensation	—	—	2,336	—	—	—	2,336
Balance, June 30, 2022	55,335,703	$58	$1,317,675	$124,685	$(211,107)	$(69,354)	$1,161,957

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other		Total
		Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	58,263	—	—	58,263
OCI, net of tax	—	—	—	—	(187,349)	—	(187,349)
Repurchase of stock	(258,614)	—	—	—	—	(6,824)	(6,824)
Issuance of treasury stock for ESPP	39,040	—	(194)	—	—	1,005	811
Net issuance of treasury stock for RSU/DSU vesting and related tax	120,367	—	(3,949)	—	—	3,100	(849)
Cash dividends on common stock at $0.46 per share	—	—	—	(25,452)	—	—	(25,452)
Stock dividend equivalents on RSUs at $0.46 per share	—	—	589	(589)	—	—	—
Stock-based compensation	—	—	4,245	—	—	—	4,245
Balance, June 30, 2022	55,335,703	$58	$1,317,675	$124,685	$(211,107)	$(69,354)	$1,161,957

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2021
				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, March 31, 2021	54,345,379	$56	$1,255,044	$45,897	$3,821	$(38,996)	$1,265,822
Net income	—	—	—	29,766	—	—	29,766
OCI, net of tax	—	—	—	—	6,904	—	6,904
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,982	—	—	—	58,984
Repurchase of stock	(221,000)	—	—	—	—	(5,738)	(5,738)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,484)	—	—	(12,484)
Stock dividend equivalents on RSUs at $0.23 per share	—	—	253	(253)	—	—	—
Stock-based compensation	—	—	2,437	—	—	—	2,437
Balance, June 30, 2021	56,330,616	$58	$1,316,716	$62,926	$10,725	$(44,734)	$1,345,691

	Six Months Ended June 30, 2021
				Retained	Accumulated
			Additional	Earnings	Other		Total
		Common	Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	67,582	—	—	67,582
OCI, net of tax	—	—	—	—	(22,584)	—	(22,584)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,982				58,984
Repurchase of stock	(280,000)	—	—	—	—	(7,248)	(7,248)
Cash dividends on common stock at $0.46 per share	—	—	—	(24,997)	—	—	(24,997)
Stock dividend equivalents on RSUs at $0.46 per share	—	—	489	(489)	—	—	—
Stock-based compensation	—	—	3,885	—	—	—	3,885
Balance, June 30, 2021	56,330,616	$58	$1,316,716	$62,926	$10,725	$(44,734)	$1,345,691

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows Provided by (Used in) Operating Activities
Net income	$58,263	$67,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,400	(8,496)
Amortization of intangible assets	5,962	5,051
Amortization of mortgage servicing rights	1,901	2,961
Amortization of NMTC	3,003	3,068
Depreciation and amortization of premises and equipment	5,438	5,709
Net amortization (accretion) on portfolio loans	1,140	(5,757)
Net amortization (accretion) of premium (discount) on investment securities	11,069	10,460
Net amortization (accretion) of premium (discount) on time deposits	(227)	(550)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	577	416
Impairment of OREO and other repossessed assets	611	—
Impairment of fixed assets held for sale	100	—
Impairment of mortgage servicing rights	(9)	(506)
Impairment of leases	84	—
Unrealized (gains) losses recognized on equity securities	2,454	(2,420)
(Gain) loss on sales of equity securities, net	(24)	—
(Gain) loss on sales of debt securities, net	(102)	(119)
(Gain) loss on sales of loans, net	(1,451)	(6,133)
(Gain) loss on sales of OREO	39	161
(Gain) loss on sales of premises and equipment	(679)	(986)
(Gain) loss on life insurance proceeds	—	(488)
(Increase) decrease in cash surrender value of bank owned life insurance	(1,758)	(1,953)
Provision for deferred income taxes	(2)	3,804
Stock-based compensation	4,245	3,885
Mortgage loans originated for sale	(47,305)	(157,670)
Proceeds from sales of mortgage loans	67,586	188,216
Net change in operating assets and liabilities:
(Increase) decrease in other assets	(30,313)	(12,063)
Increase (decrease) in other liabilities	(8,320)	(14,260)
Net cash provided by (used in) operating activities	$73,682	$79,912

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(5,948)	$(5,998)
Purchases of debt securities available for sale	(279,831)	(1,274,797)
Proceeds from sales of equity securities	6,546	1,235
Proceeds from sales of debt securities available for sale	—	290,955
Proceeds from paydowns and maturities of debt securities held to maturity	33,894	—
Proceeds from paydowns and maturities of debt securities available for sale	273,524	424,725
Net cash received in (paid for) acquisitions (see Note 2)	—	236,981
Net (increase) decrease in loans	(310,582)	81,441
Cash paid for premiums on bank-owned life insurance	(96)	(113)
Proceeds from life insurance	219	3,227
Purchases of premises and equipment	(2,672)	(3,093)
Proceeds from disposition of premises and equipment	3,068	5,158
Proceeds from sales of OREO	2,469	1,410
Net cash provided by (used in) investing activities	$(279,409)	$(238,869)

FIRST BUSEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$(371,122)	$335,422
Net change in federal funds purchased and securities sold under agreements to repurchase	(41,756)	15,001
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	(5,336)	(4,327)
Proceeds from other borrowings, net of debt issuance costs	98,094	72,500
Repayment of other borrowings	(46,000)	—
Cash dividends paid	(25,452)	(24,997)
Purchase of treasury stock	(6,824)	(7,248)
Cash paid for withholding taxes on stock-based payments	(849)	—
Issuance of treasury stock for ESPP	(271)	—
Common stock issuance costs	—	(121)
Net cash provided by (used in) financing activities	$(399,516)	$391,230

Net increase (decrease) in cash and cash equivalents	(605,243)	232,273
Cash and cash equivalents, beginning of period	836,095	688,537

Cash and cash equivalents, ending of period	$230,852	$920,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$13,452	$11,571
Income taxes	20,366	19,156

Non-cash investing and financing activities:
OREO acquired in settlement of loans	132	137
Transfer of debt securities available for sale to held to maturity	985,199	—

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Change in Accounting Principle

Effective January 1, 2022, the Company elected to account for all newly originated loans held for sale at LOCOM.  Prior to this change, the Company accounted for loans held for sale at fair value.  This change did not have a material impact on our results of operations during the three or six months ended June 30, 2022.

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

Recently Issued Accounting Standards

ASU 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” clarifies that contractual restrictions on the sale of equity securities are not considered in measuring the fair value of those equity securities, and further that contractual sale restrictions cannot be recognized and measured as a separate unit of account.  This standard applies prospectively, and is effective for First Busey beginning January 1, 2024.  Early adoption is permitted.  First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the TDR accounting model for creditors that have already adopted CECL.  In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20 “Investments—Debt Securities” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty.  This standard also enhances disclosure requirements related to certain loan modifications.  Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination.  This standard applies prospectively.  For the transition method related to the recognition and measurement of TDRs, there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  This standard is effective for First Busey beginning January 1, 2023.  Early adoption is permitted.  First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio.  The scope of the portfolio layer method is also expanded to include non-prepayable financial assets.  This update also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.  Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date.  Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This standard is effective for First Busey beginning January 1, 2023, and may be early adopted.  First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination.  This update is effective for First Busey beginning January 1, 2023, and may be adopted early.  This standard applies prospectively to all business combinations that occur on or after the date it is adopted and, if applicable, retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application.  First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

COVID-19

Throughout the COVID-19 pandemic, First Busey operated as an essential community resource, providing approximately $1.1 billion in payroll assistance for small businesses and select nonprofits through low-interest, 100% government-guaranteed loans as part of the PPP.  First Busey had $7.8 million in PPP loans outstanding, with an amortized cost of $7.6 million, as of June 30, 2022.  In comparison, First Busey had $76.9 million in PPP loans outstanding, with an amortized cost of $75.0 million, as of December 31, 2021.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued.  There were no significant subsequent events for the quarter ended June 30, 2022, through the filing date of these unaudited consolidated financial statements.

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

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition.  Fair values were subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values became available.  There were no fair value adjustments recorded during the three or six months ended June 30, 2022, and fair values are now final.

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

During the three months ended June 30, 2022, First Busey did not incur any pre-tax acquisition expenses related to the acquisition of CAC.  During the six months ended June 30, 2022, First Busey incurred $0.8 million in pre-tax acquisition expenses related to the acquisition of CAC, comprised primarily of compensation expense and data processing expense.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3:  Debt Securities

The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of June 30, 2022
	Amortized	Unrealized		Fair
	Cost	Gross Gains	Gross Losses	Value
Debt securities available for sale
U.S. Treasury securities	$151,222	$1	$(4,083)	$147,140
Obligations of U.S. government corporations and agencies	29,867	53	(81)	29,839
Obligations of states and political subdivisions	305,545	455	(18,388)	287,612
Asset-backed securities	490,932	—	(22,803)	468,129
Commercial mortgage-backed securities	105,584	—	(7,222)	98,362
Residential mortgage-backed securities	1,599,774	50	(158,667)	1,441,157
Corporate debt securities	293,667	49	(21,309)	272,407
Total debt securities available for sale	$2,976,591	$608	$(232,553)	$2,744,646

Debt securities held to maturity
Commercial mortgage-backed securities	$492,924	$—	$(38,687)	$454,237
Residential mortgage-backed securities	460,088	—	(37,587)	422,501
Total debt securities held to maturity	$953,012	$—	$(76,274)	$876,738

	As of December 31, 2021
	Amortized	Unrealized		Fair
	Cost	Gross Gains	Gross Losses	Value
Debt securities available for sale
U.S. Treasury securities	$166,768	$41	$(1,047)	$165,762
Obligations of U.S. government corporations and agencies	37,579	891	—	38,470
Obligations of states and political subdivisions	300,602	7,760	(1,493)	306,869
Asset-backed securities	492,055	295	(164)	492,186
Commercial mortgage-backed securities	625,339	3,425	(13,766)	614,998
Residential mortgage-backed securities	2,095,104	8,889	(34,680)	2,069,313
Corporate debt securities	296,076	1,081	(3,504)	293,653
Total debt securities available for sale	$4,013,523	$22,382	$(54,654)	$3,981,251

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

	As of June 30, 2022
	Amortized	Fair
	Cost	Value
Debt securities available for sale
Due in one year or less	$191,190	$189,295
Due after one year through five years	421,603	399,194
Due after five years through ten years	326,834	307,336
Due after ten years	2,036,964	1,848,821
Debt securities available for sale	$2,976,591	$2,744,646

Debt securities held to maturity
Due after one year through five years	48,232	46,533
Due after five years through ten years	66,107	61,995
Due after ten years	838,673	768,210
Debt securities held to maturity	$953,012	$876,738

Gains and losses on debt securities

Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized gains and losses on debt securities
Gross gains on debt securities	$1	$499	$114	$524
Gross (losses) on debt securities	(5)	(405)	(12)	(405)
Realized net gains (losses) on debt securities (1)	$(4)	$94	$102	$119
(1)	Net gains (losses) on sales of securities reported in the unaudited Consolidated Statements of Income include sales of equity securities, excluded in this table.

Debt securities with carrying amounts of $685.2 million on June 30, 2022, and $708.9 million on December 31, 2021, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt securities in an unrealized loss position

The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$21,976	$(154)	$124,094	$(3,929)	$146,070	$(4,083)
Obligations of U.S. government corporations and agencies	17,078	(81)	—	—	17,078	(81)
Obligations of states and political subdivisions	192,737	(16,868)	11,056	(1,520)	203,793	(18,388)
Asset-backed securities	465,293	(22,632)	2,835	(171)	468,128	(22,803)
Commercial mortgage-backed securities	91,564	(6,560)	6,798	(662)	98,362	(7,222)
Residential mortgage-backed securities	1,035,112	(96,222)	399,554	(62,445)	1,434,666	(158,667)
Corporate debt securities	178,170	(14,790)	83,656	(6,519)	261,826	(21,309)
Debt securities available for sale with gross unrealized losses	$2,001,930	$(157,307)	$627,993	$(75,246)	$2,629,923	$(232,553)

Debt securities held to maturity
Commercial mortgage-backed securities	$241,060	$(19,840)	$213,177	$(18,847)	$454,237	$(38,687)
Residential mortgage-backed securities	382,897	(33,909)	39,603	(3,678)	422,500	(37,587)
Debt securities held to maturity with gross unrealized losses	$623,957	$(53,749)	$252,780	$(22,525)	$876,737	$(76,274)

	As of December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale
U.S. Treasury securities	$163,653	$(1,047)	$—	$—	$163,653	$(1,047)
Obligations of states and political subdivisions	92,680	(1,493)	—	—	92,680	(1,493)
Asset-backed securities	89,983	(164)	—	—	89,983	(164)
Commercial mortgage-backed securities	389,078	(10,186)	85,905	(3,580)	474,983	(13,766)
Residential mortgage-backed securities	1,700,187	(33,453)	20,538	(1,227)	1,720,725	(34,680)
Corporate debt securities	241,153	(3,504)	—	—	241,153	(3,504)
Debt securities available for sale with gross unrealized losses	$2,676,734	$(49,847)	$106,443	$(4,807)	$2,783,177	$(54,654)

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized loss position is presented in the tables below (dollars in thousands):

	As of June 30, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,629,923	$876,737	$3,506,660
Gross unrealized losses on debt securities	$232,553	$76,274	$308,827
Ratio of gross unrealized losses to debt securities with gross unrealized losses	8.8%	8.7%	8.8%

Count of debt securities	1,177	55	1,232
Count of debt securities in an unrealized loss position	881	55	936

	As of December 31, 2021
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,783,177	$—	$2,783,177
Gross unrealized losses on debt securities	$54,654	$—	$54,654
Ratio of gross unrealized losses to debt securities with gross unrealized losses	2.0%	—	2.0%

Count of debt securities	1,252	—	1,252
Count of debt securities in an unrealized loss position	373	—	373

Unrealized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments.  The Company does not intend to sell securities that are in an unrealized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities.  Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes.  As of June 30, 2022, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

Note 4:  Portfolio Loans

Loan Categories

The Company’s lending can be summarized into five primary categories: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans.  Distributions of the loan portfolio by loan category were as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Portfolio loans
Commercial	$1,919,680	$1,943,886
Commercial real estate	3,228,090	3,119,807
Real estate construction	466,185	385,996
Retail real estate	1,590,913	1,512,976
Retail other	292,910	226,333
Total portfolio loans	7,497,778	7,188,998
ACL	(88,757)	(87,887)
Portfolio loans, net	$7,409,021	$7,101,111

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net deferred loan origination costs included in the balances above were $12.9 million as of June 30, 2022, compared to $9.0 million as of December 31, 2021.  Net accretable purchase accounting adjustments included in the balances above reduced loans by $7.2 million as of June 30, 2022, and $8.8 million as of December 31, 2021.  Commercial balances include loans originated under the PPP with an amortized cost of $7.6 million as of June 30, 2022, and $75.0 million as of December 31, 2021.

There were no retail real estate loans purchased during the three or six months ended June 30, 2022.  In comparison, the Company purchased $32.2 million of retail real estate loans during the three and six months ended June 30, 2021.

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

The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of June 30, 2022
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual	Total
Portfolio loans
Commercial	$1,743,101	$86,902	$44,434	$38,425	$6,818	$1,919,680
Commercial real estate	2,867,188	265,920	47,867	40,879	6,236	3,228,090
Real estate construction	450,887	12,848	3	2,400	47	466,185
Retail real estate	1,574,634	7,847	2,022	3,759	2,651	1,590,913
Retail other	292,822	—	—	—	88	292,910
Total portfolio loans	$6,928,632	$373,517	$94,326	$85,463	$15,840	$7,497,778

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
			Special		Substandard
	Pass	Watch	Mention	Substandard	Non-accrual	Total
Portfolio loans
Commercial	$1,747,756	$93,582	$69,427	$26,117	$7,004	$1,943,886
Commercial real estate	2,682,441	343,304	49,695	38,394	5,973	3,119,807
Real estate construction	369,797	13,793	6	2,400	—	385,996
Retail real estate	1,491,845	12,374	1,992	3,867	2,898	1,512,976
Retail other	226,262	—	—	—	71	226,333
Total portfolio loans	$6,518,101	$463,053	$121,120	$70,778	$15,946	$7,188,998

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans, further sorted by origination year are as follows (dollars in thousands):

	As of June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Pass	$318,589	$351,192	$154,862	$65,399	$57,255	$159,597	$636,207	$1,743,101
Watch	16,715	21,174	3,974	8,795	1,416	3,106	31,722	86,902
Special Mention	1,754	737	1,458	1,011	3,301	17,611	18,562	44,434
Substandard	3,332	1,408	2,754	7,212	597	5,486	17,636	38,425
Substandard non-accrual	—	3,766	326	139	—	519	2,068	6,818
Total commercial	340,390	378,277	163,374	82,556	62,569	186,319	706,195	1,919,680

Commercial real estate
Pass	594,333	921,519	529,485	341,259	186,369	273,412	20,811	2,867,188
Watch	44,855	26,003	50,638	95,099	20,877	22,983	5,465	265,920
Special Mention	5,777	5,412	13,455	842	6,630	15,482	269	47,867
Substandard	11,864	12,820	3,009	1,814	10,419	953	—	40,879
Substandard non-accrual	—	4,210	162	—	1,851	13	—	6,236
Total commercial real estate	656,829	969,964	596,749	439,014	226,146	312,843	26,545	3,228,090

Real estate construction
Pass	131,894	187,283	86,891	23,572	2,495	2,256	16,496	450,887
Watch	3,299	4,592	3,419	51	—	1,487	—	12,848
Special Mention	—	—	—	3	—	—	—	3
Substandard	—	—	2,400	—	—	—	—	2,400
Substandard non-accrual	—	—	47	—	—	—	—	47
Total real estate construction	135,193	191,875	92,757	23,626	2,495	3,743	16,496	466,185

Retail real estate
Pass	253,800	472,480	187,596	82,372	64,928	302,911	210,547	1,574,634
Watch	1,196	1,185	1,990	1,584	1,168	134	590	7,847
Special Mention	144	1,878	—	—	—	—	—	2,022
Substandard	—	1,184	215	87	15	2,175	83	3,759
Substandard non-accrual	—	436	115	—	43	1,653	404	2,651
Total retail real estate	255,140	477,163	189,916	84,043	66,154	306,873	211,624	1,590,913

Retail other
Pass	103,386	51,497	17,208	19,075	10,189	3,438	88,029	292,822
Substandard non-accrual	—	88	—	—	—	—	—	88
Total retail other	103,386	51,585	17,208	19,075	10,189	3,438	88,029	292,910

Total portfolio loans	$1,490,938	$2,068,864	$1,060,004	$648,314	$367,553	$813,216	$1,048,889	$7,497,778

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Pass	$512,729	$228,811	$107,877	$84,873	$74,351	$122,418	$616,697	$1,747,756
Watch	13,847	5,913	14,274	5,060	1,361	2,866	50,261	93,582
Special Mention	7,062	898	5,961	4,025	6,790	11,845	32,846	69,427
Substandard	3,595	3,362	3,136	1,855	1,125	5,459	7,585	26,117
Substandard non-accrual	4,126	364	142	—	320	52	2,000	7,004
Total commercial	541,359	239,348	131,390	95,813	83,947	142,640	709,389	1,943,886

Commercial real estate
Pass	969,548	637,550	425,850	235,928	200,373	198,002	15,190	2,682,441
Watch	51,560	38,820	123,324	48,088	46,761	32,608	2,143	343,304
Special Mention	9,542	7,060	6,585	10,098	6,357	9,870	183	49,695
Substandard	21,002	3,781	1,218	11,451	521	421	—	38,394
Substandard non-accrual	112	181	359	1,893	3,407	21	—	5,973
Total commercial real estate	1,051,764	687,392	557,336	307,458	257,419	240,922	17,516	3,119,807

Real estate construction
Pass	202,082	123,491	31,927	3,155	738	1,223	7,181	369,797
Watch	7,886	4,159	54	—	1,574	120	—	13,793
Special Mention	—	—	6	—	—	—	—	6
Substandard	—	2,400	—	—	—	—	—	2,400
Total real estate construction	209,968	130,050	31,987	3,155	2,312	1,343	7,181	385,996

Retail real estate
Pass	523,541	215,068	96,617	79,158	82,478	281,737	213,246	1,491,845
Watch	4,100	2,460	1,780	1,312	343	150	2,229	12,374
Special Mention	1,965	27	—	—	—	—	—	1,992
Substandard	1,369	232	12	71	165	1,687	331	3,867
Substandard non-accrual	235	63	—	16	227	1,705	652	2,898
Total retail real estate	531,210	217,850	98,409	80,557	83,213	285,279	216,458	1,512,976

Retail other
Pass	59,366	22,305	26,126	16,189	7,180	1,326	93,770	226,262
Substandard non-accrual	34	10	—	14	13	—	—	71
Total retail other	59,400	22,315	26,126	16,203	7,193	1,326	93,770	226,333

Total portfolio loans	$2,393,701	$1,296,955	$845,248	$503,186	$434,084	$671,510	$1,044,314	$7,188,998

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of June 30, 2022
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$209	$24	$625	$6,818
Commercial real estate	356	—	—	6,236
Real estate construction	—	—	—	47
Retail real estate	2,428	1,990	1,019	2,651
Retail other	143	7	10	88
Total past due and non-accrual loans	$3,136	$2,021	$1,654	$15,840

	As of December 31, 2021
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
Past due and non-accrual loans
Commercial	$363	$10	$213	$7,004
Commercial real estate	151	441	—	5,973
Real estate construction	56	—	—	—
Retail real estate	3,312	1,830	693	2,898
Retail other	82	16	—	71
Total past due and non-accrual loans	$3,964	$2,297	$906	$15,946

Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.  Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended June 30, 2022, and was $0.4 million for the six months ended June 30, 2022.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2021.

Troubled Debt Restructurings

TDR loan balances are summarized as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
TDRs
In compliance with modified terms	$2,017	$1,801
30 – 89 days past due	12	—
Non-performing TDRs	508	551
Total TDRs	$2,537	$2,352

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans that were newly designated as TDRs during the periods presented, are summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Recorded Investment			Recorded Investment
	Number of	Rate	Payment	Number of	Rate	Payment
	Contracts	Modification (1)	Modification (1)	Contracts	Modification (1)	Modification (1)
Commercial	1	$—	$446	1	$—	$446

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Recorded Investment			Recorded Investment
	Number of	Rate	Payment	Number of	Rate	Payment
	Contracts	Modification (1)	Modification (1)	Contracts	Modification (1)	Modification (1)
Commercial	—	$—	$—	1	$463	$—
(1)	TDRs may include multiple concessions; those that include an interest rate concession and payment concession are shown in the rate modification column.

There were no TDRs entered into during the 12 months ended June 30, 2022, or 2021, that had subsequent defaults during the three or six months ended June 30, 2022, or 2021.  A default occurs when a loan is 90 days or more past due or transferred to non-accrual.

Gross interest income that would have been recorded in the three and six months ended June 30, 2022, and 2021, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.

As of June 30, 2022, the Company had $0.8 million of residential real estate in the process of foreclosure.  The Company follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

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

	As of June 30, 2022		As of December 31, 2021
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
COVID-19 loan modifications
Commercial loans:
Interest-only deferrals	11	$31,925	32	$128,730
Retail loans:
Mortgage and personal loan deferrals	1	99	2	137
Total COVID-19 loans modifications	12	$32,024	34	$128,867

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

	As of June 30, 2022
	Unpaid	Recorded Investment				Average
	Principal	With No	With		Related	Recorded
	Balance	Allowance	Allowance	Total	Allowance	Investment
Loans evaluated individually
Commercial	$10,282	$932	$6,092	$7,024	$2,826	$8,317
Commercial real estate	8,099	1,923	4,100	6,023	2,000	5,748
Real estate construction	262	262	—	262	—	272
Retail real estate	2,290	2,121	25	2,146	25	2,890
Total loans evaluated individually	$20,933	$5,238	$10,217	$15,455	$4,851	$17,227

	As of December 31, 2021
	Unpaid	Recorded Investment				Average
	Principal	With No	With		Related	Recorded
	Balance	Allowance	Allowance	Total	Allowance	Investment
Loans evaluated individually
Commercial	$10,247	$498	$6,490	$6,988	$3,564	$8,791
Commercial real estate	6,456	5,750	—	5,750	—	6,390
Real estate construction	272	272	—	272	—	282
Retail real estate	2,514	2,345	25	2,370	25	4,093
Total loans evaluated individually	$19,489	$8,865	$6,515	$15,380	$3,589	$19,556

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.  Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell.  The Company had $4.1 million and $7.9 million of collateral dependent loans secured by real estate or business assets as of June 30, 2022, and December 31, 2021, respectively.

Allowance for Credit Losses

Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010.  As of June 30, 2022, the Company expects continued economic uncertainty in the markets in which it operates, and around levels of delinquencies, over the next 12 months.  Management adjusted the historical loss experience for these expectations with an immediate reversion to historical loss rate beyond this forecast period.  PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended June 30, 2022
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL balance, March 31, 2022	$24,173	$37,339	$5,705	$17,555	$3,441	$88,213
Provision for credit losses	(743)	1,028	(63)	312	1,119	1,653
Charged-off	(208)	(1,372)	—	(17)	(82)	(1,679)
Recoveries	137	187	27	134	85	570
ACL balance, June 30, 2022	$23,359	$37,182	$5,669	$17,984	$4,563	$88,757

	Six Months Ended June 30, 2022
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL balance, December 31, 2021	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	(492)	(190)	447	142	1,493	1,400
Charged-off	(208)	(1,372)	—	(33)	(191)	(1,804)
Recoveries	204	495	120	286	169	1,274
ACL balance, June 30, 2022	$23,359	$37,182	$5,669	$17,984	$4,563	$88,757

	Three Months Ended June 30, 2021
		Commercial	Real Estate	Retail Real
	Commercial	Real Estate	Construction	Estate	Retail Other	Total
ACL balance, March 31, 2021	$23,025	$43,306	$6,879	$19,978	$755	$93,943
Day 1 PCD (1)	3,546	336	—	129	167	4,178
Provision for credit losses	(1,420)	(3,390)	671	404	2,035	(1,700)
Charged-off	(1,000)	(317)	—	(157)	(64)	(1,538)
Recoveries	205	39	49	151	83	527
ACL balance, June 30, 2021	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410

	Six Months Ended June 30, 2021
		Commercial	Real Estate	Retail
	Commercial	Real Estate	Construction	Real Estate	Retail Other	Total
ACL balance, December 31, 2020	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Day 1 PCD (1)	3,546	336	—	129	167	4,178
Provision for credit losses	(2,084)	(6,085)	(579)	(1,873)	2,125	(8,496)
Charged-off	(1,262)	(620)	(209)	(160)	(251)	(2,502)
Recoveries	290	113	194	417	168	1,182
ACL balance, June 30, 2021	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410
(1)	The Day 1 PCD is attributable to the CAC acquisition in the second quarter of 2021.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of June 30, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively	Individually		Collectively	Individually
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Portfolio loan category
Commercial	$1,912,656	$7,024	$1,919,680	$20,533	$2,826	$23,359
Commercial real estate	3,222,067	6,023	3,228,090	35,182	2,000	37,182
Real estate construction	465,923	262	466,185	5,669	—	5,669
Retail real estate	1,588,767	2,146	1,590,913	17,959	25	17,984
Retail other	292,910	—	292,910	4,563	—	4,563
Portfolio loans and related ACL	$7,482,323	$15,455	$7,497,778	$83,906	$4,851	$88,757

	As of December 31, 2021
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively	Individually		Collectively	Individually
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Portfolio loan category
Commercial	$1,936,898	$6,988	$1,943,886	$20,291	$3,564	$23,855
Commercial real estate	3,114,057	5,750	3,119,807	38,249	—	38,249
Real estate construction	385,724	272	385,996	5,102	—	5,102
Retail real estate	1,510,606	2,370	1,512,976	17,564	25	17,589
Retail other	226,333	—	226,333	3,092	—	3,092
Portfolio loans and related ACL	$7,173,618	$15,380	$7,188,998	$84,298	$3,589	$87,887

Note 5:  Deposits

The composition of deposits is as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Deposits
Demand deposits, noninterest-bearing	$3,505,299	$3,670,267
Interest-bearing transaction deposits	2,751,722	2,720,417
Saving deposits and money market deposits	3,322,386	3,442,244
Time deposits	817,821	935,649
Total deposits	$10,397,228	$10,768,577

Additional information about our deposits is as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Brokered savings deposits and money market deposits	$2,002	$2,248
Brokered time deposits	271	266
Aggregate amount of time deposits with a minimum denomination of $100,000	390,287	454,649
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	117,958	137,449

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled maturities of time deposits are as follows (dollars in thousands):

As of
June 30, 2022
Time deposits by schedule of maturities
Remainder of 2022	$362,919
2023	315,505
2024	89,743
2025	21,570
2026	18,018
2027	9,413
Thereafter	653
Time deposits	$817,821

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

	As of
	June 30,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$228,383	$270,139
Weighted average rate for securities sold under agreements to repurchase	0.55%	0.08%

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

Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes.  As of June 30, 2022, there was no balance outstanding on the revolving credit facility and a total of $48.0 million outstanding on the term loan, of which $12.0 million was short-term and $36.0 million was long-term.  The revolving credit facility incurs a non-usage fee based on any undrawn amounts.  Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term Borrowings

First Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months.  Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$4,396	$5,678
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$16,396	$17,678

Federal funds purchased are short-term borrowings that generally mature between one and 90 days.  The Company had no federal funds purchased as of June 30, 2022, or December 31, 2021.

Long-term Debt

First Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months.  Long-term debt is summarized as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$—	$4,056
Term Loan	36,000	42,000
Total long-term debt	$36,000	$46,056

As of December 31, 2021, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing May 2023, with an interest rate of 3.04%.  This note became due within 12 months during the second quarter of 2022, and the balance is now fully reflected in short-term borrowings.

Senior and Subordinated Notes

On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that matured and were redeemed on May 25, 2022.  Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The subordinated notes bore interest at an annual rate of 4.75% for the first five years after issuance and thereafter bear interest at a floating rate equal to the three-month LIBOR plus a spread of 2.919%, as calculated on each applicable determination date.  The subordinated notes were payable semi-annually on each May 25 and November 25, commencing on November 25, 2017, during the five-year fixed-term, and thereafter are payable on February 25, May 25, August 25, and November 25 of each year, commencing on August 25, 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022, and the Company anticipates redeeming $60.0 million during the third quarter of 2022.  The full balance of the subordinated notes qualified as Tier 2 Capital for First Busey for the first five years, with a phase out beginning in the second quarter of 2022.  The senior notes were, and the subordinated notes are, unsecured obligations of the Company.

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

On June 2, 2022, the Company issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes due 2032, which qualify as Tier 2 Capital for regulatory purposes.  The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes.  Interest on the subordinated notes will accrue at a rate equal to (i) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 basis points from and including, June 15, 2027, payable quarterly in arrears.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 15, 2027.

Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Unamortized debt issuance costs
Senior notes issued in 2017	$—	$56
Subordinated notes issued in 2017	338	549
Subordinated notes issued in 2020	1,452	1,678
Subordinated notes issued in 2022	1,906	—
Total unamortized debt issuance costs	$3,696	$2,283

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

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  As of June 30, 2022, and December 31, 2021, all capital ratios of the Company and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines.  Management believes that no events or changes have occurred subsequent to June 30, 2022, that would change this designation.

Current Expected Credit Loss Model

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period.  At the conclusion of the two-year period the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

Changes in Capital Relating to Subordinated Debt

On May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that mature on May 25, 2027.  The full balance of the subordinated note qualified as Tier 2 Capital for First Busey for the first five years, with a phase out beginning in the second quarter of 2022.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after May 25, 2022, and the Company anticipates redeeming them in full during the third quarter of 2022.

On June 2, 2022, the Company issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes due 2032, which qualify as Tier 2 Capital for regulatory purposes.

Capital Amounts and Ratios

The following tables summarize regulatory capital requirements applicable to the Company and its subsidiary bank (dollars in thousands):

	As of June 30, 2022
					Minimum
			Minimum		To Be Well
	Actual		Capital Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,031,356	11.77%	$394,196	4.50%	$569,394	6.50%
Busey Bank	$1,265,418	14.50%	$392,637	4.50%	$567,142	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,105,356	12.62%	$525,594	6.00%	$700,792	8.00%
Busey Bank	$1,265,418	14.50%	$523,516	6.00%	$698,021	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,452,813	16.58%	$700,792	8.00%	$875,990	10.00%
Busey Bank	$1,339,875	15.36%	$698,021	8.00%	$872,526	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,105,356	9.03%	$489,513	4.00%	N/A	N/A
Busey Bank	$1,265,418	10.37%	$488,139	4.00%	$610,174	5.00%

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

Capital Conservation Buffer

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

Note 8:  Stock-Based Compensation

Stock Options

The Company has outstanding stock options assumed from acquisitions.  A summary of the status of, and changes in, the Company's stock option awards for the six months ended June 30, 2022, follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Options outstanding at December 31, 2021	31,386	$23.53	4.88
Expired	(220)	23.53
Options outstanding at June 30, 2022	31,166	$23.53	4.38

Options exercisable at June 30, 2022	31,166	$23.53	4.38

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

Award Grants and Activity

A summary of changes in the Company’s RSU, PSU, and DSU awards for the six months ended June 30, 2022, is as follows:

	RSU Awards		PSU Awards		DSU Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares (1)	Fair Value	Shares	Fair Value
Nonvested at December 31, 2021	1,147,927	$23.97	113,915	$22.86	34,135	$24.59
Granted	156,483	25.79	195,240	25.79	32,658	25.79
Dividend equivalents earned	22,800	24.52	—	—	2,797	24.38
Vested	(136,084)	29.27	—	—	(39,065)	24.67
Forfeited	(23,966)	23.65	(2,339)	24.30	—	—
Nonvested at June 30, 2022	1,167,160	$23.62	306,816	$24.71	30,525	$25.76

Vested and outstanding at June 30, 2022					115,208	$22.80
(1)	Shares for PSU awards represent target shares at grant date.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 23, 2022, the Company granted a target of 78,233 market-based PSUs with a maximum award of 125,173 units.  The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total shareholder return performance goal.  The grant date fair value of the award is estimated to be $2.0 million and will be recognized in compensation expense over the performance period ending December 31, 2024.  The Company expects to finalize the grant date fair value of these awards in the third quarter of 2022.

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

Stock-based Compensation Expense

The Company did not record any stock option compensation expense for the three or six months ended June 30, 2022, or 2021.  As of June 30, 2022, the Company did not have any unrecognized stock option expense.

The Company recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense
RSU awards	$1,273	$1,816	$2,449	$3,046
PSU awards	758	268	1,170	328
DSU awards	257	353	483	511
2021 ESPP	48	—	143	—
Total stock-based compensation expense	$2,336	$2,437	$4,245	$3,885

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	June 30,		December 31,
	2022		2021
Unamortized stock-based compensation
RSU awards	$11,273		$10,204
PSU awards	4,973		1,547
DSU awards	568		209
Total unamortized stock-based compensation	$16,814		$11,960

Weighted average period over which expense is to be recognized	2.8	yrs	2.9	yrs

Shares Available for Issuance Under Stock-based Compensation Plans

Shares remaining available for issuance pursuant to authorized stock-based compensation plans as of June 30, 2022, were as follows:

Shares Remaining
Available for Issuance
Pursuant to the Plan
2020 Equity Plan	644,174
2021 Employee Stock Purchase Plan	530,570

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

Credit Commitments and Contingencies

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,994,872	$1,983,655
Standby letters of credit	32,482	32,552
Total commitments	$2,027,354	$2,016,207

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company was holding collateral of $19.8 million to secure its obligation under derivative contracts as of June 30, 2022.  The Company pledged $28.6 million and $27.3 million in cash to secure its obligation under derivative contracts as of June 30, 2022, and December 31, 2021, respectively.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with notional amounts totaling $350.0 million as of June 30, 2022, and $50.0 million as of December 31, 2021, were designated as cash flow hedges.  The Company entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts (Debt Swap).  In addition, the Company entered into one $300.0 million interest rate swap to reduce our balance sheet asset sensitive profile and to lock in earnings in the event future interest rate hikes do not materialize (Loan Swap).  These hedges were determined to be highly effective during the period, and the Company expects its hedges to remain highly effective during the remaining terms of the swaps.  Changes in fair value were recorded net of tax in OCI.

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
		June 30,		December 31,
	Location	2022		2021
Debt Swap
Notional amount		$50,000		$50,000
Weighted average fixed pay rates		1.79%		1.79%
Weighted average variable 3-month LIBOR receive rates		1.83%		0.20%
Weighted average maturity, in years		2.21	yrs	2.71	yrs

Loan Swap
Notional amount		$300,000		$—
Weighted average fixed receive rates		4.45%		—%
Weighted average variable Prime pay rates		4.81%		—%
Weighted average maturity, in years		6.61	yrs	—	yrs

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$1,412		$—
Gross aggregate fair value of swap liabilities	Other liabilities	$19,296		$958

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(12,844)		$(685)

The Company expects $0.1 million of unrealized gains to be reclassified from OCI to interest income.  Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2022.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income (expense) on swap transactions	$567	$(288)	$1,067	$(566)

The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the unaudited Consolidated Statements of Income during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses) on cash flow hedges
Gain (loss) recognized in OCI, net of tax	$(6,550)	$(69)	$(11,395)	$341
(Gain) loss reclassified from OCI to interest expense, net of tax	(407)	206	(764)	405
Net change in unrealized gains (losses) on cash flow hedges	$(6,957)	$137	$(12,159)	$746

Derivative Instruments Not Designated as Hedges

Interest Rate Swaps Not Designated as Hedges

The Company may offer derivative contracts to its customers in connection with their risk management needs.  The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer.  These contracts support variable rate, commercial loan relationships totaling $443.8 million and $491.4 million as of June 30, 2022, and December 31, 2021, respectively.  These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of June 30, 2022
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$74,892	$1,798	$368,937	$21,761
Interest rate swaps – pay fixed, receive floating	368,937	21,761	74,892	1,798
Total derivatives not designated as hedging instruments	$443,829	$23,559	$443,829	$23,559

	As of December 31, 2021
	Derivative Asset		Derivative Liability
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$404,572	$17,839	$86,784	$2,259
Interest rate swaps – pay fixed, receive floating	86,784	2,259	404,572	17,839
Total derivatives not designated as hedging instruments	$491,356	$20,098	$491,356	$20,098

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2021	2022	2021
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$7,025	$1,264	$3,475	$(9,331)
Pay fixed, receive floating	Noninterest expense	(7,025)	(1,264)	(3,475)	9,331
Net change in fair value of interest rate swaps		$—	$—	$—	$—

Risk Participation Agreement

To manage the credit risk exposure related to a customer-facing swap, the Company entered into one risk participation agreement in conjunction with a loan participation with another financial institution.  This risk participation agreement matures in 2028, and is summarized as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Risk participation agreement:
Notional amount	$3,946	$3,990
Fair value	3	11

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of June 30, 2022		As of December 31, 2021
		Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$7,201	$151	$19,384	$206
Forward sales commitments	Other assets	931	4	1,884	10
Mortgage banking derivatives recorded in other assets		$8,132	$155	$21,268	$216

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$527	$2	$499	$6
Forward sales commitments	Other liabilities	11,551	217	41,002	439
Mortgage banking derivatives recorded in other liabilities		$12,078	$219	$41,501	$445

Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2021	2022	2021
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$134	$493	$149	$965
Forward sales commitments	Mortgage revenue	(319)	(1,358)	(213)	(2,178)
Net gains (losses)		$(185)	$(865)	$(64)	$(1,213)

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$147,140	$—	$147,140
Obligations of U.S. government corporations and agencies	—	29,839	—	29,839
Obligations of states and political subdivisions	—	287,612	—	287,612
Asset-backed securities	—	468,129	—	468,129
Commercial mortgage-backed securities	—	98,362	—	98,362
Residential mortgage-backed securities	—	1,441,157	—	1,441,157
Corporate debt securities	—	272,407	—	272,407
Equity securities	—	11,264	—	11,264
Derivative assets	—	25,126	3	25,129
Derivative liabilities	—	43,074	—	43,074

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$165,762	$—	$165,762
Obligations of U.S. government corporations and agencies	—	38,470	—	38,470
Obligations of states and political subdivisions	—	306,869	—	306,869
Asset-backed securities	—	492,186	—	492,186
Commercial mortgage-backed securities	—	614,998	—	614,998
Residential mortgage-backed securities	—	2,069,313	—	2,069,313
Corporate debt securities	—	293,653	—	293,653
Equity securities	—	13,571	—	13,571
Loans held for sale	—	23,875	—	23,875
Derivative assets	—	20,314	—	20,314
Derivative liabilities	—	21,501	—	21,501

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

The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,366	$5,366
OREO with subsequent impairment	—	—	274	274
Bank property held for sale with impairment	—	—	7,923	7,923

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,926	$2,926
OREO with subsequent impairment	—	—	51	51
Bank property held for sale with impairment	—	—	10,103	10,103

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of June 30, 2022
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
Quantitative Information about Level 3 Fair Value Measurements
Loans evaluated individually, net of related allowance	$5,366	Appraisal of collateral	Appraisal adjustments	-39.8%	to	-100.0%	(-47.5)%
OREO with subsequent impairment	274	Appraisal of collateral	Appraisal adjustments	-16.0%	to	-100.0%	(-35.4)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7%	to	-70.1%	(-35.1)%

	As of December 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
Quantitative Information about Level 3 Fair Value Measurements
Loans evaluated individually, net of related allowance	$2,926	Appraisal of collateral	Appraisal adjustments	-50.0%	to	-100.0%	(-55.1)%
OREO with subsequent impairment	51	Appraisal of collateral	Appraisal adjustments	-33.0%	to	-100.0%	(-67.9)%
Bank property held for sale with impairment	10,103	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7%	to	-70.1%	(-41.3)%

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value

Estimated fair values of financial instruments that are not carried at fair value in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$230,852	$230,852	$836,095	$836,095
Level 2 inputs:
Debt securities held to maturity	953,012	876,738	—	—
Loans held for sale (1)	4,813	4,818	—	—
Accrued interest receivable	32,886	32,886	31,064	31,064
Level 3 inputs:
Portfolio loans, net	7,409,021	7,293,303	7,101,111	7,161,466
Mortgage servicing rights	7,282	17,967	8,608	12,133
Other servicing rights	1,829	2,235	1,830	2,268

Financial liabilities
Level 2 inputs:
Time deposits	$817,821	$800,416	$935,649	$935,778
Securities sold under agreements to repurchase	228,383	228,383	270,139	270,139
Short-term borrowings	16,396	16,480	17,678	17,673
Long-term debt	36,000	36,101	46,056	46,164
Junior subordinated debt owed to unconsolidated trusts	71,721	61,349	71,635	63,586
Accrued interest payable	1,978	1,978	2,728	2,728
Level 3 inputs:
Senior notes, net of unamortized issuance costs	—	—	39,944	40,400
Subordinated notes, net of unamortized issuance costs	281,304	280,275	182,773	195,600
(1)	Effective January 1, 2022, recorded at LOCOM.

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

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$29,824	$29,766	$58,263	$67,582

Weighted average number of common shares outstanding, basic	55,421,887	55,050,071	55,424,776	54,762,563
Dilutive effect of common stock equivalents:
Options	—	2,806	2,284	1,453
Warrants	1,686	1,789	1,770	1,746
RSU awards	655,368	667,181	679,471	614,660
PSU awards	14,534	2,888	15,456	1,444
DSU awards	3,039	6,148	16,206	3,076
ESPP	7,503	—	9,503	—
Weighted average number of common shares outstanding, diluted	56,104,017	55,730,883	56,149,466	55,384,942

Basic earnings per common share	$0.54	$0.54	$1.05	$1.23
Diluted earnings per common share	$0.53	$0.53	$1.04	$1.22

Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive common stock equivalents
Options	31,166	—	15,583	—
RSU awards	155,649	—	77,824	106,213
PSU awards	278,472	86,080	259,962	100,482
DSU awards	—	—	—	15,485
Total anti-dilutive common stock equivalents	465,287	86,080	353,369	222,180

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13:  Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI by component, net of tax, for the period below (dollars in thousands):

	Three Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$(184,233)	$52,515	$(131,718)	$7,547	$(2,151)	$5,396
Unrealized holding gains (losses) on debt securities available for sale, net	(95,288)	27,162	(68,126)	9,469	(2,700)	6,769
Amounts reclassified from AOCI, net	4	(1)	3	(3)	1	(2)
Amortization of unrealized losses on securities transferred to held to maturity	2,207	(629)	1,578	—	—	—
Balance at end of period	$(277,310)	$79,047	$(198,263)	$17,013	$(4,850)	$12,163

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(8,234)	$2,347	$(5,887)	$(2,203)	$628	$(1,575)
Unrealized holding gains (losses) on cash flow hedges, net	(9,162)	2,612	(6,550)	(97)	28	(69)
Amounts reclassified from AOCI, net	(567)	160	(407)	288	(82)	206
Balance at end of period	$(17,963)	$5,119	$(12,844)	$(2,012)	$574	$(1,438)

Total AOCI	$(295,273)	$84,166	$(211,107)	$15,001	$(4,276)	$10,725

	Six Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$(32,272)	$9,199	$(23,073)	$49,644	$(14,151)	$35,493
Unrealized holding gains (losses) on debt securities available for sale, net	(199,570)	56,888	(142,682)	(32,603)	9,293	(23,310)
Unrealized losses on debt securities transferred to held to maturity from available for sale	(48,456)	13,812	(34,644)	—	—	—
Amounts reclassified from AOCI, net	(102)	29	(73)	(28)	8	(20)
Amortization of unrealized losses on securities transferred to held to maturity	3,090	(881)	2,209	—	—	—
Balance at end of period	$(277,310)	$79,047	$(198,263)	$17,013	$(4,850)	$12,163

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(958)	$273	$(685)	$(3,055)	$871	$(2,184)
Unrealized holding gains (losses) on cash flow hedges, net	(15,938)	4,543	(11,395)	477	(136)	341
Amounts reclassified from AOCI, net	(1,067)	303	(764)	566	(161)	405
Balance at end of period	$(17,963)	$5,119	$(12,844)	$(2,012)	$574	$(1,438)

Total AOCI	$(295,273)	$84,166	$(211,107)	$15,001	$(4,276)	$10,725

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

Following is a summary of selected financial information for the Company’s operating segments.  The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Operating segment
Banking	$294,773	$294,773	$12,226,414	$12,746,833
FirsTech	8,992	8,992	47,209	47,481
Wealth Management	14,108	14,108	75,985	65,587
Other	—	—	6,825	(212)
Consolidated total	$317,873	$317,873	$12,356,433	$12,859,689

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income
Banking	$80,072	$68,250	$153,904	$136,705
FirsTech	17	21	35	41
Other	(4,161)	(3,729)	(7,955)	(7,311)
Total net interest income	$75,928	$64,542	$145,984	$129,435

Noninterest income
Banking	$13,982	$14,938	$29,268	$27,822
FirsTech	5,336	4,809	10,755	9,670
Wealth Management	14,135	13,000	29,911	25,587
Other	(2,434)	264	(3,143)	1,377
Total noninterest income	$31,019	$33,011	$66,791	$64,456

Noninterest expense
Banking	$54,380	$48,421	$109,947	$90,512
FirsTech	4,809	4,277	9,492	8,567
Wealth Management	7,586	6,717	15,851	13,282
Other	2,317	3,210	4,178	4,763
Total noninterest expense	$69,092	$62,625	$139,468	$117,124

Income before income taxes
Banking	$38,021	$36,467	$71,825	$82,511
FirsTech	544	553	1,298	1,144
Wealth Management	6,549	6,283	14,060	12,305
Other	(8,912)	(6,675)	(15,276)	(10,697)
Total income before income taxes	$36,202	$36,628	$71,907	$85,263

Net income
Banking	$30,499	$29,238	$56,950	$64,766
FirsTech	397	401	947	830
Wealth Management	5,092	4,884	10,932	9,566
Other	(6,164)	(4,757)	(10,566)	(7,580)
Total net income	$29,824	$29,766	$58,263	$67,582

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15:  Leases

Busey as the Lessee

The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space.  The following table summarizes lease-related information and balances the Company reported in its unaudited Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Lease balances
Right of use assets	$8,615	$10,533
Lease liabilities	8,655	10,591

Supplemental information
Year through which lease terms extend	2031	2031
Weighted average remaining lease term (in years)	6.25	6.47
Weighted average discount rate	2.04%	2.16%

The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease costs
Operating lease costs	$582	$608	$1,199	$1,172
Variable lease costs	94	126	222	300
Short-term lease costs	6	16	10	34
Total lease cost (1)	$682	$750	$1,431	$1,506

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$738	$590	$1,369	$1,136
Operating lease cash flows – Liability reduction	692	546	1,277	1,041
Right of use assets obtained during the period in exchange for operating lease liabilities	—	1,462	55	1,610
(1)	Lease costs are included in net occupancy and equipment expense in the unaudited Consolidated Statements of Income.

FIRST BUSEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company was obligated under noncancelable operating leases for office space and other commitments, as follows (dollars in thousands):

As of
June 30, 2022
Rent commitments
Remainder of 2022	$1,066
2023	1,833
2024	1,500
2025	1,265
2026	995
2027	701
Thereafter	1,853
Total undiscounted cash flows	9,213
Less: Amounts representing interest	558
Present value of net future minimum lease payments	$8,655

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income	$143	$87	$373	$131

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

The following discussion and analysis are intended to assist readers in understanding First Busey’s financial condition and results of operations during the three and six months ended June 30, 2022, and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report, as well as our 2021 Annual Report.

EXECUTIVE SUMMARY

Operating Results

Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2022	2021	2022	2021
Reported:	Net income	$29,824	$29,766	$58,263	$67,582
Adjusted:	Net income (1)	$30,081	$31,921	$59,185	$69,986

Reported:	Diluted earnings per common share	$0.53	$0.53	$1.04	$1.22
Adjusted:	Diluted earnings per common share (1)	$0.54	$0.57	$1.05	$1.26

Reported:	Return on average assets (2)	0.96%	1.05%	0.94%	1.24%
Adjusted:	Return on average assets (1), (2)	0.97%	1.12%	0.95%	1.28%

Reported:	Return on average tangible common equity (1), (2)	14.50%	12.26%	13.57%	14.44%
Adjusted:	Return on average tangible common equity (1), (2)	14.62%	13.14%	13.79%	14.96%

Reported:	Pre-provision net revenue (1)	$39,569	$34,030	$75,635	$74,228
Adjusted:	Pre-provision net revenue (1)	$41,267	$37,486	$80,621	$80,239

Reported:	Pre-provision net revenue to average assets (1), (2)	1.27%	1.20%	1.21%	1.36%
Adjusted:	Pre-provision net revenue to average assets (1), (2)	1.33%	1.32%	1.29%	1.47%
(1)	A non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Annualized measure.

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

Non-operating Expenses and Non-GAAP Measures

First Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP.  Non-operating pre-tax adjustments for the three and six months ended June 30, 2022, included $0.3 million and $1.1 million of expenses, respectively, related to acquisitions and restructuring.  A reconciliation of non-GAAP measures—including pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, adjusted pre-provision net revenue to average assets, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, return on average tangible common equity, adjusted return on average tangible common equity, adjusted net interest income, adjusted net interest margin, adjusted noninterest expense, adjusted core expense, efficiency ratio, adjusted efficiency ratio, adjusted core efficiency ratio, tangible book value per common share, tangible common equity, tangible common equity to tangible assets, core loans, core loans to portfolio loans, core deposits, core deposits to total deposits, and core loans to core deposits—which First Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in “Item 2.  Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

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

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%.  Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets.  A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets.  After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets.  In addition to yield, various other risks are factored into the evaluation process.

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

	Three Months Ended June 30,
	2022			2021

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (5)	Balance	Expense	Rate (5)
Assets
Interest-bearing bank deposits and federal funds sold	$230,129	$358	0.62%	$505,223	$245	0.19%
Investment securities:
U.S. Government obligations	187,785	281	0.60%	151,612	476	1.26%
Obligations of states and political subdivisions (1)	293,276	1,947	2.66%	296,201	1,908	2.58%
Other securities	3,359,950	14,664	1.75%	2,583,437	7,909	1.23%
Loans held for sale	3,089	32	4.16%	22,393	146	2.62%
Portfolio loans (1), (2)	7,378,969	65,860	3.58%	6,889,551	61,583	3.59%
Total interest-earning assets (1), (3)	$11,453,198	$83,142	2.91%	$10,448,417	$72,267	2.77%

Cash and due from banks	121,568			142,242
Premises and equipment	133,242			135,760
ACL	(88,753)			(96,626)
Other assets	832,815			768,862
Total assets	$12,452,070			$11,398,655

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,662,976	$500	0.08%	$2,479,380	$495	0.08%
Savings and money market deposits	3,459,414	692	0.08%	2,911,791	705	0.10%
Time deposits	848,693	954	0.45%	1,041,165	2,095	0.81%
Federal funds purchased and repurchase agreements	235,733	147	0.25%	204,417	60	0.12%
Borrowings (4)	296,168	3,667	4.97%	257,770	3,059	4.76%
Junior subordinated debt issued to unconsolidated trusts	71,693	708	3.96%	71,523	732	4.11%
Total interest-bearing liabilities	$7,574,677	$6,668	0.35%	$6,966,046	$7,146	0.41%

Net interest spread (1)			2.56%			2.36%

Noninterest-bearing deposits	3,535,110			2,970,890
Other liabilities	145,231			118,948
Stockholders’ equity	1,197,052			1,342,771
Total liabilities and stockholders’ equity	$12,452,070			$11,398,655

Interest income / earning assets (1), (3)	$11,453,198	$83,142	2.91%	$10,448,417	$72,267	2.77%
Interest expense / earning assets	$11,453,198	$6,668	0.23%	$10,448,417	$7,146	0.27%
Net interest margin (1)		$76,474	2.68%		$65,121	2.50%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $0.5 million and $0.6 million for the three months ended June 30, 2022, and 2021, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

	Six Months Ended June 30,
	2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (5)	Balance	Expense	Rate (5)
Assets
Interest-bearing bank deposits and federal funds sold	$394,562	$635	0.32%	$464,128	$395	0.17%
Investment securities:
U.S. Government obligations	192,660	569	0.60%	122,966	959	1.57%
Obligations of states and political subdivisions (1)	297,781	3,862	2.62%	296,112	3,872	2.64%
Other securities	3,414,885	27,615	1.63%	2,378,684	15,346	1.30%
Loans held for sale	7,485	115	3.10%	26,858	302	2.27%
Portfolio loans (1), (2)	7,270,506	126,983	3.52%	6,813,530	124,325	3.68%
Total interest-earning assets (1), (3)	$11,577,879	$159,779	2.78%	$10,102,278	$145,199	2.90%

Cash and due from banks	124,085			128,139
Premises and equipment	134,304			135,168
ACL	(88,604)			(99,458)
Other assets	808,264			732,545
Total assets	$12,555,928			$10,998,672

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,671,606	$864	0.07%	$2,395,358	$1,007	0.08%
Savings and money market deposits	3,444,744	1,252	0.07%	2,784,383	1,340	0.10%
Time deposits	882,779	2,154	0.49%	1,054,335	4,680	0.90%
Federal funds purchased and repurchase agreements	253,316	206	0.16%	194,610	117	0.12%
Borrowings (4)	290,331	6,865	4.77%	244,661	5,983	4.93%
Junior subordinated debt issued to unconsolidated trusts	71,672	1,362	3.83%	71,503	1,457	4.11%
Total interest-bearing liabilities	$7,614,448	$12,703	0.34%	$6,744,850	$14,584	0.44%

Net interest spread (1)			2.44%			2.46%

Noninterest-bearing deposits	3,562,380			2,830,646
Other liabilities	140,040			113,758
Stockholders’ equity	1,239,060			1,309,418
Total liabilities and stockholders’ equity	$12,555,928			$10,998,672

Interest income / earning assets (1), (3)	$11,577,879	$159,779	2.78%	$10,102,278	$145,199	2.90%
Interest expense / earning assets	$11,577,879	$12,703	0.22%	$10,102,278	$14,584	0.29%
Net interest margin (1)		$147,076	2.56%		$130,615	2.61%
(1)	On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Non-accrual loans have been included in average portfolio loans.
(3)	Interest income includes a tax-equivalent adjustment of $1.1 million and $1.2 million for the six months ended June 30, 2022, and 2021, respectively.
(4)	Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
(5)	Annualized.

Notable changes are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Average interest-earning assets	$11,453,198	$10,448,417	$1,004,781	9.6%
Average interest-bearing liabilities	7,574,677	6,966,046	608,631	8.7%
Average noninterest-bearing deposits	3,535,110	2,970,890	564,220	19.0%

Total average deposits	10,506,193	9,403,226	1,102,967	11.7%
Total average liabilities	11,255,018	10,055,884	1,199,134	11.9%

Average noninterest-bearing deposits as a percent of total average deposits	33.6%	31.6%
Total average deposits as a percent of total average liabilities	93.3%	93.5%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Average interest-earning assets	$11,577,879	$10,102,278	$1,475,601	14.6%
Average interest-bearing liabilities	7,614,448	6,744,850	869,598	12.9%
Average noninterest-bearing deposits	3,562,380	2,830,646	731,734	25.9%

Total average deposits	10,561,509	9,064,722	1,496,787	16.5%
Total average liabilities	11,316,868	9,689,254	1,627,614	16.8%

Average noninterest-bearing deposits as a percent of total average deposits	33.7%	31.2%
Total average deposits as a percent of total average liabilities	93.3%	93.6%

	Three Months Ended June 30,
	2022	2021	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$83,142	$72,267	$10,875	15.0%
Interest expense	6,668	7,146	(478)	(6.7)%
Net interest income, on a tax-equivalent basis (1)	$76,474	$65,121	$11,353	17.4%

Net interest margin (1), (2)	2.68%	2.50%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis (1)	$159,779	$145,199	$14,580	10.0%
Interest expense	12,703	14,584	(1,881)	(12.9)%
Net interest income, on a tax-equivalent basis (1)	$147,076	$130,615	$16,461	12.6%

Net interest margin (1), (2)	2.56%	2.61%
(1)	Assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
(2)	Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.

The FOMC raised its target benchmark rate by 25 basis points during the first quarter of 2022, the first increase in three years, and again by 50 basis points in May, and by another 75 basis points June 2022.  Rising rates have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities.  Given the timing of the FOMC meetings in May and June, the full benefit of the associated movement in rates to our net interest margin will be largely realized in subsequent quarters.  Subsequent to quarter end, in July 2022 the FOMC raised the target interest rate an additional 75 basis points, which will further positively impact future quarters.  In general, net interest margins have been impacted over the last two years by PPP loans, significant growth in the Company’s liquidity position, and the Company’s issuance of debt.

First Busey remains substantially core deposit(1) funded, with robust liquidity and significant market share in the communities we serve.  As of June 30, 2022, our loan to deposit ratio was 72.1% and core deposits represented 98.9% of total deposits.

Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.56% and 2.44% for the three and six months ended June 30, 2022, respectively, compared to 2.36% and 2.46% for the three and six months ended June 30, 2021, each on a tax-equivalent basis.

The net interest margin discussion above is based upon the results and average balances for the three and six months ended June 30, 2022 and 2021.  Annualized net interest margins for the quarterly periods indicated were as follows:

	2022	2021
First Quarter	2.45%	2.72%
Second Quarter	2.68%	2.50%
Third Quarter		2.41%
Fourth Quarter		2.36%

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies.  For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report.

(1) Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Noninterest Income

Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$14,135	$13,002	$1,133	8.7%
Payment technology solutions	4,888	4,530	358	7.9%
Combined, wealth management fees and payment technology solutions	19,023	17,532	1,491	8.5%

Fees for customer services	9,588	8,611	977	11.3%
Mortgage revenue	284	1,747	(1,463)	(83.7)%
Income on bank owned life insurance	874	1,476	(602)	(40.8)%

Securities income:
Realized net gains (losses) on securities	20	94	(74)	(78.7)%
Unrealized net gains (losses) recognized on equity securities	(1,734)	804	(2,538)	(315.7)%
Net securities gains (losses)	(1,714)	898	(2,612)	(290.9)%

Other income	2,964	2,747	217	7.9%
Total noninterest income	$31,019	$33,011	$(1,992)	(6.0)%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$29,914	$25,586	$4,328	16.9%
Payment technology solutions	9,965	9,151	814	8.9%
Combined, wealth management fees and payment technology solutions	39,879	34,737	5,142	14.8%

Fees for customer services	18,495	16,648	1,847	11.1%
Mortgage revenue	1,259	4,413	(3,154)	(71.5)%
Income on bank owned life insurance	1,758	2,440	(682)	(28.0)%

Securities income:
Realized net gains (losses) on securities	126	119	7	5.9%
Unrealized net gains (losses) recognized on equity securities	(2,454)	2,420	(4,874)	(201.4)%
Net securities gains (losses)	(2,328)	2,539	(4,867)	(191.7)%

Other income	7,728	3,679	4,049	110.1%
Total noninterest income	$66,791	$64,456	$2,335	3.6%

Total noninterest income was $31.0 million for the three months ended June 30, 2022, a 6.0% decrease from the comparable period in 2021, and was $66.8 million for the six months ended June 30, 2022, a 3.6% increase from the comparable period in 2021.  Results for the three and six months ended June 30, 2021, included one month of operating income for GSB, whereas results for the same periods in 2022 reflect the fully integrated acquisition for the complete periods.  Revenues from wealth management fees and payment technology solutions represented 61.3% and 59.7% of the Company’s noninterest income for the three and six months ended June 30, 2022, respectively, providing a complement to spread-based revenue from traditional banking activities.  On a combined basis, revenue from these two critical operating areas was $19.0 million for the three months ended June 30, 2022, an 8.5% increase from the comparable period in 2021, and was $39.9 million for the six months ended June 30, 2022, a 14.8% increase from the comparable period in 2021.

Wealth management fees were $14.1 million for the three months ended June 30, 2022, an 8.7% increase from the comparable period in 2021, and were $29.9 million for the six months ended June 30, 2022, a 16.9% increase from the comparable period for 2021.  First Busey’s Wealth Management division ended the second quarter of 2022 with $11.5 billion in assets under care, compared to $12.7 billion as of December 31, 2021.  The decrease in assets under care was principally due to a reduction in market valuations, offset partially by relative outperformance from our investment management team as well as new asset under care inflows.

Payment technology solutions revenue relates to our payment processing company, FirsTech.  Payment technology solutions revenue was $4.9 million for the three months ended June 30, 2022, a 7.9% increase from the comparable period in 2021, and was $10.0 million for the six months ended June 30, 2022, an 8.9% increase from the comparable period in 2021.  FirsTech segment revenue was $5.4 million for the three months ended June 30, 2022, a 10.8% increase from the comparable period of 2021, and was $10.8 million for the six months ended June 30, 2022, a 11.1% increase from the comparable period in 2021.  FirsTech operations add important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally.  We are currently making strategic investments in FirsTech to enhance future growth including further upgrades to the product and engineering teams to build an Application Programming Interface (API) cloud-based platform to provide for fully integrated payment capabilities as well as the continued development of our Banking as a Service (BaaS) platform.

Fees for customer services were $9.6 million for the three months ended June 30, 2022, an 11.3% increase from the comparable period in 2021, and were $18.5 million for the six months ended June 30, 2022, an 11.1% increase from the comparable period in 2021.  Beginning on July 1, 2022, we became subject to the Durbin Amendment of the Dodd-Frank Act.  The Durbin Amendment requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which will negatively impact fees for customer services in the second half of 2022 and in future years.

Mortgage revenue was $0.3 million for the three months ended June 30, 2022, an 83.7% decrease from the comparable period in 2021, and was $1.3 million for the six months ended June 30, 2022, a 71.5% decrease from the comparable period in 2021.  Decreases primarily resulted from lower sold-loan mortgage volume as a greater portion of closed loan volume was directed in adjustable-rate mortgage loans held in portfolio.  General economic conditions and interest rate volatility may impact fees in future quarters.

Income on bank owned life insurance was $0.9 million for the three months ended June 30, 2022, a 40.8% decrease from the comparable period in 2021, and was $1.8 million for the six months ended June 30, 2022, a 28.0% decrease from the comparable period in 2021.  Decreases resulted from lower life insurance proceeds and a decline in earnings on the cash surrender value of the policies.

Other income was $3.0 million for the three months ended June 30, 2022, a $0.2 million increase from the comparable period in 2021, and was $7.7 million for the six months ended June 30, 2022, a $4.0 million increase from the comparable period in 2021.  Other income benefited from higher income recognized on venture capital investments, check sales, rental income, and swap origination fees, partially offset by losses on fixed asset disposal and lower SBA loan sale gains recorded during the three and six months ended June 30, 2022.

Noninterest Expense

Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$38,110	$34,889	$3,221	9.2%
Data processing	5,375	4,819	556	11.5%

Premises expenses:
Net occupancy expense of premises	4,720	4,246	474	11.2%
Furniture and equipment expenses	2,045	2,066	(21)	(1.0)%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,765	6,312	453	7.2%

Professional fees	1,607	2,311	(704)	(30.5)%
Amortization of intangible assets	2,951	2,650	301	11.4%
Interchange expense	1,487	1,442	45	3.1%
Other expense	12,797	10,202	2,595	25.4%
Total noninterest expense	$69,092	$62,625	$6,467	10.3%

Income taxes	$6,378	$6,862	$(484)	(7.1)%
Effective income tax rate	17.6%	18.7%

Efficiency ratio (1)	60.6%	61.7%
Adjusted efficiency ratio (1)	60.3%	58.9%
(1)	The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

	Six Months Ended June 30,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$77,464	$65,273	$12,191	18.7%
Data processing	10,353	9,099	1,254	13.8%

Premises expenses:
Net occupancy expense of premises	9,787	8,809	978	11.1%
Furniture and equipment expenses	4,075	4,092	(17)	(0.4)%
Combined, net occupancy expense of premises and furniture and equipment expenses	13,862	12,901	961	7.4%

Professional fees	3,114	4,256	(1,142)	(26.8)%
Amortization of intangible assets	5,962	5,051	911	18.0%
Interchange expense	3,032	2,926	106	3.6%
Other expense	25,681	17,618	8,063	45.8%
Total noninterest expense	$139,468	$117,124	$22,344	19.1%

Income taxes	$13,644	$17,681	$(4,037)	(22.8)%
Effective income tax rate	19.0%	20.7%

Efficiency ratio (1)	61.8%	58.2%
Adjusted efficiency ratio (1)	61.2%	56.6%

Full-time equivalent employees as of period-end	1,493	1,503	(10)	(0.7)%
(1)	The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Total noninterest expense was $69.1 million for the three months ended June 30, 2022, a 10.3% increase from the comparable period in 2021, and was $139.5 million for the six months ended June 30, 2022, a 19.1% increase from the comparable period in 2021. Results for the three and six months ended June 31, 2021, included one month of operating expenses for GSB, whereas results for the same periods in 2022 reflect the fully integrated acquisition for the complete periods.

Salaries, wages, and employee benefits were $38.1 million for the three months ended June 30, 2022, a 9.2% increase from the comparable period in 2021, and were $77.5 million for the six months ended June 30, 2022, an 18.7% increase from the comparable period in 2021.  Full-time equivalents were 1,493 as of June 30, 2022, compared to 1,503 at June 30, 2021.  Salaries, wages, and employee benefits increases are attributable to the Company’s acquisition of GSB as well as investments in its regional operating model, business line leadership, and risk management professionals.  In addition, current labor market trends reflect a shrinking labor supply, while job growth reflects increasing demand for a skilled workforce, putting further upward pressure on salaries, wages, and employee benefits.

Data processing expense was $5.4 million for the three months ended June 30, 2022, an 11.5% increase from the comparable period in 2021, and was $10.4 million for the six months ended June 30, 2022, a 13.8% increase from the comparable period in 2021.  Increases were primarily attributable to higher expenses for software maintenance, web hosting, internet, and general data processing.

Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.8 million for the three months ended June 30, 2022, a 7.2% increase from the comparable period in 2021, and $13.9 million for the six months ended June 30, 2022, a 7.4% increase from the comparable period in 2021.  Increases are primarily attributable to higher maintenance costs, elevated utility costs, and increased real estate taxes.

Professional fees were $1.6 million for the three months ended June 30, 2022, a 30.5% decrease from the comparable period in 2021, and $3.1 million for the six months ended June 30, 2022, a 26.8% decrease from the comparable period in 2021.  Non-operating expenses contributed $0.7 million and $1.0 of the decrease in professional fees for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively.

Amortization of intangible assets was $3.0 million for the three months ended June 30, 2022, an 11.4% increase from the comparable period in 2021, and $6.0 million for the six months ended June 30, 2022, an 18.0% increase from the comparable period for 2021.  Increases primarily related to intangible assets acquired in the acquisition of CAC during the second quarter of 2021.

Interchange expense was $1.5 million for the three months ended June 30, 2022, a 3.1% increase from the comparable period in 2021, and was $3.0 million for the six months ended June 30, 2022, a 3.6% increase from the comparable period in 2021.  Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.

Other expense was $12.8 million for the three months ended June 30, 2022, a $2.6 million increase from the comparable period in 2021, and was $25.7 million for the six months ended June 30, 2022, an $8.1 million increase from the comparable period in 2021.  Increases were across multiple expense categories including business development, NMTC amortization, regulatory expenses and fluctuations in provision for unfunded commitments.

The efficiency ratio(1), which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue.  The efficiency ratios(1) were 60.6% and 61.8% for the three and six months ended June 30, 2022, respectively, compared to 61.7% and 58.2% for the three and six months ended June 30, 2021, respectively.

The adjusted efficiency ratios(1) were 60.3% and 61.2% for the three and six months ended June 30, 2022, respectively, compared to 58.9% and 56.6% for three and six months ended June 30, 2021.  The Company remains focused on expense discipline, while making necessary investments to support the organic growth of our key business lines and related support and risk management functions.

Taxes

Effective income tax rates of 17.6% and 19.0% for the three and six months ended June 30, 2022, respectively, were lower than the combined federal and state statutory rate of approximately 28% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits.  We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.  As of June 30, 2022, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings.  In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.

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

FINANCIAL CONDITION

Balance Sheet

Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021	Change	% Change
Assets
Debt securities available for sale	$2,744,646	$3,981,251	$(1,236,605)	(31.1)%
Debt securities held to maturity	953,012	—	953,012	NM
Portfolio loans, net of ACL	7,409,021	7,101,111	307,910	4.3%

Total assets	$12,356,433	$12,859,689	$(503,256)	(3.9)%

Liabilities
Deposits:
Noninterest-bearing	$3,505,299	$3,670,267	$(164,968)	(4.5)%
Interest-bearing	6,891,929	7,098,310	(206,381)	(2.9)%
Total deposits	$10,397,228	$10,768,577	$(371,349)	(3.4)%

Securities sold under agreements to repurchase	$228,383	$270,139	$(41,756)	(15.5)%
Subordinated notes, net of unamortized issuance costs	281,304	182,773	98,531	53.9%
Junior subordinated debt owed to unconsolidated trusts	71,721	71,635	86	0.1%

Total liabilities	$11,194,476	$11,540,577	$(346,101)	(3.0)%

Stockholders’ equity	$1,161,957	$1,319,112	$(157,155)	(11.9)%

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

The Company maintains a well-diversified loan portfolio and, as a matter of policy and practice, limits concentration exposure in any particular loan segment.

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

Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	June 30, 2022
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,352,370	$464,002	$50,997	$52,311	$1,919,680
Commercial real estate	2,175,947	682,013	205,289	164,841	3,228,090
Real estate construction	258,643	140,998	37,627	28,917	466,185
Retail real estate	1,197,150	210,838	115,543	67,382	1,590,913
Retail other	287,502	1,783	2,215	1,410	292,910
Total portfolio loans	$5,271,612	$1,499,634	$411,671	$314,861	$7,497,778

ACL					(88,757)
Portfolio loans, net					$7,409,021

	December 31, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,372,584	$463,085	$55,180	$53,037	$1,943,886
Commercial real estate	2,063,681	691,969	191,303	172,854	3,119,807
Real estate construction	199,471	120,785	31,265	34,475	385,996
Retail real estate	1,124,486	235,083	96,563	56,844	1,512,976
Retail other	219,000	3,684	2,181	1,468	226,333
Total portfolio loans	$4,979,222	$1,514,606	$376,492	$318,678	$7,188,998

ACL					(87,887)
Portfolio loans, net					$7,101,111

Changes in portfolio loan balances were as follows (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021	Change	% Change
Portfolio loans
Commercial loans:
Commercial	$1,919,680	$1,943,886	$(24,206)	(1.2)%
Commercial real estate	3,228,090	3,119,807	108,283	3.5%
Real estate construction	466,185	385,996	80,189	20.8%
Commercial loan balances	5,613,955	5,449,689	164,266	3.0%

Retail loans:
Retail real estate	1,590,913	1,512,976	77,937	5.2%
Retail other	292,910	226,333	66,577	29.4%
Retail loan balances	1,883,823	1,739,309	144,514	8.3%

Total portfolio loans	7,497,778	7,188,998	308,780	4.3%
ACL	(88,757)	(87,887)	(870)	(1.0)%
Portfolio loans, net	$7,409,021	$7,101,111	$307,910	4.3%

Excluding the amortized cost of PPP loans, changes in commercial loan balances were as follows:

	As of
	June 30,	December 31,
	2022	2021	Change	% Change
Commercial loan balances	$5,613,955	$5,449,689	$164,266	3.0%
PPP Loans amortized cost	(7,616)	(74,958)	67,342	(89.8)%
Commercial loan balances, excluding PPP loans	$5,606,339	$5,374,731	$231,608	4.3%

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

The provision for credit loss expense increased for the three months ended June 30, 2022, due to a provision expense of $1.7 million, compared to a provision release of $1.7 million for the same period in 2021.  Provision expense increased for the six months ended June 30, 2022, due to a provision expense of $1.4 million, compared to a provision release of $8.5 million for the same period in 2021.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2022	2022	2021	2021	2021
Portfolio loans	[a]	$7,497,778	$7,272,873	$7,188,998	$7,150,635	$7,185,650
Non-GAAP adjustments:
PPP loans, amortized cost		(7,616)	(31,769)	(74,958)	(178,231)	(390,395)
Core loans	[b]	$7,490,162	$7,241,104	$7,114,040	$6,972,404	$6,795,255

ACL	[c]	$88,757	$88,213	$87,887	$92,802	$95,410

Ratios
ACL to portfolio loans	[c÷a]	1.18%	1.21%	1.22%	1.30%	1.33%
ACL to core loans	[c÷b]	1.18%	1.22%	1.24%	1.33%	1.40%

As of June 30, 2022, management believed the level of the ACL to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.

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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2022	2022	2021	2021	2021
Portfolio loans	[a]	$7,497,778	$7,272,873	$7,188,998	$7,150,635	$7,185,650
Non-GAAP adjustments:
PPP loans, amortized cost		(7,616)	(31,769)	(74,958)	(178,231)	(390,395)
Core loans	[b]	$7,490,162	$7,241,104	$7,114,040	$6,972,404	$6,795,255

Loans 30 – 89 days past due		$5,157	$3,916	$6,261	$6,446	$3,888

Total assets	[c]	12,356,433	12,567,509	12,859,689	12,899,330	12,415,449

Non-performing assets
Non-performing loans:
Non-accrual loans	[d]	15,840	12,488	15,946	25,369	27,725
Loans 90+ days past due and still accruing		1,654	197	906	491	590
Total non-performing loans	[e]	17,494	12,685	16,852	25,860	28,315
OREO and other repossessed assets	[f]	1,429	3,606	4,416	3,184	3,137
Total non-performing assets	[g]	18,923	16,291	21,268	29,044	31,452

Substandard (excludes 90+ days past due)		84,411	79,962	70,565	51,740	44,877
Classified assets	[h]	$103,334	$96,253	$91,833	$80,784	$76,329

Performing TDRs (includes 30 – 89 days past due)		$2,029	$1,771	$1,801	$2,083	$2,518
ACL	[i]	88,757	88,213	87,887	92,802	95,410
Bank Tier 1 Capital	[j]	1,265,418	1,247,370	1,241,303	1,238,060	1,238,685

Ratios
ACL to non-accrual loans	[i÷d]	560.33%	706.38%	551.15%	365.81%	344.13%
ACL to non-performing loans	[i÷e]	507.36%	695.41%	521.52%	358.86%	336.96%
ACL to non-performing assets	[i÷g]	469.04%	541.48%	413.24%	319.52%	303.35%
Non-accrual loans to portfolio loans	[d÷a]	0.21%	0.17%	0.22%	0.35%	0.39%
Non-performing loans to portfolio loans	[e÷a]	0.23%	0.17%	0.23%	0.36%	0.39%
Non-performing loans to core loans	[e÷b]	0.23%	0.18%	0.24%	0.37%	0.42%
Non-performing assets to total assets	[g÷c]	0.15%	0.13%	0.17%	0.23%	0.25%
Non-performing assets to portfolio loans and OREO	[g÷(a+f)]	0.25%	0.22%	0.30%	0.41%	0.44%
Classified assets to Bank Tier 1 Capital and ACL	[h÷(i+j)]	7.63%	7.21%	6.91%	6.07%	5.72%

Non-performing loan balances increased by 3.8% to $17.5 million as of June 30, 2022, compared with $16.9 million as of December 31, 2021.  The increase in non-performing loans in the second quarter of 2022 is largely attributable to a single borrower in the skilled nursing industry.  Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.23% as of both June 30, 2022, and December 31, 2021.  Excluding the amortized cost of PPP loans, non-performing loans as a percentage of portfolio loans was 0.23% as of June 30, 2022, and 0.24% as of December 31, 2021.

Asset quality metrics remain dependent upon market-specific economic conditions, which may fluctuate from period to period.  If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans

Potential problem loans are loans classified as substandard which are not individually evaluated, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms.  Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses.  Potential problem loans increased to $83.9 million as of June 30, 2022, compared to $70.5 million as of December 31, 2021.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts.  As of June 30, 2022, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.

COVID-19 Modifications

To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers.  The program included options for short-term loan payment deferrals and certain fee waivers.  As of June 30, 2022, the Company had no loans remaining on full payment deferral, 11 commercial loans on interest-only payment deferral representing $31.9 million in loans, and one payment deferred retail loan representing $0.1 million in loans.  In comparison, the Company had 32 commercial loans on interest-only payment deferral representing $128.7 million in loans, and two payment deferred retail loans representing $0.1 million as of December 31, 2021.  As these deferrals expire, the Company will continue to monitor credits for potential problem loans.

Deposits

Total deposits decreased by 3.4% to $10.4 billion as of June 30, 2022, compared to $10.8 billion as of December 31, 2021.  We focus on deepening our relationships with customers to foster core deposit(1) growth, allowing us to reduce our reliance on wholesale funding.  Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less.  Fluctuations in deposit balances can be attributed to the retention of PPP loan funding in customer deposit accounts, the impacts of economic stimulus, transfer of funds from bank deposits to assets under care, time deposit attrition, other core deposit growth, and the seasonality of public funds.

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

(1) Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits, as summarized in the table below (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Additional borrowing capacity available from:
FHLB	$1,761,890	$1,536,019
Federal Reserve	778,335	624,627
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,580,225	$2,200,646

As of June 30, 2022, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers.  We had outstanding loan commitments and standby letters of credit of $2.0 billion as of both June 30, 2022, and December 31, 2021.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

As of June 30, 2022, our reserve for unfunded commitments was $7.4 million, compared to $6.5 million as of December 31, 2021.  The Company recorded a $0.3 million release of the provision for unfunded commitments for the three months ended June 30, 2022, compared with a provision release of $0.5 million for the same period in 2021.  We recorded $0.8 million of expenses for the provision for unfunded commitments for the six months ended June 30, 2022, compared to provision releases totaling $0.1 million of for the same period in 2021.

CAPITAL RESOURCES

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements.  The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of June 30, 2022:

	Minimum Capital	As of June 30, 2022
	Requirements with	First Busey	Busey
	Capital Buffer	Corporation	Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	11.77%	14.50%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.62%	14.50%
Total Capital to Risk Weighted Assets	10.50%	16.58%	15.36%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	9.03%	10.37%

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

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue,

Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets

(dollars in thousands)

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2022	2021	2022	2021
PRE-PROVISION NET REVENUE
Net interest income		$75,928	$64,542	$145,984	$129,435
Total noninterest income		31,019	33,011	66,791	64,456
Net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities		1,714	(898)	2,328	(2,539)
Total noninterest expense		(69,092)	(62,625)	(139,468)	(117,124)
Pre-provision net revenue		39,569	34,030	75,635	74,228
Non-GAAP adjustments:
Acquisition and other restructuring expenses		303	2,713	1,138	3,033
Provision for unfunded commitments		(267)	(496)	845	(90)
Amortization of NMTC		1,662	1,239	3,003	3,068
Adjusted pre-provision net revenue		$41,267	$37,486	$80,621	$80,239

Pre-provision net revenue, annualized	[a]	$158,711	$136,494	$152,524	$149,686
Adjusted pre-provision net revenue, annualized	[b]	165,521	150,356	162,578	161,808
Average total assets	[c]	12,452,070	11,398,655	12,555,928	10,998,672

Reported: Pre-provision net revenue to average assets (1)	[a÷c]	1.27%	1.20%	1.21%	1.36%
Adjusted: Pre-provision net revenue to average assets (1)	[b÷c]	1.33%	1.32%	1.29%	1.47%
(1)	Annualized measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets

Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity

(dollars in thousands, except per share amounts)

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2022	2021	2022	2021
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$29,824	$29,766	$58,263	$67,582
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		—	1,125	587	1,125
Data processing		—	368	214	375
Professional fees, occupancy, and other		204	1,220	238	1,533
Other restructuring costs:
Lease or fixed asset impairment		99	—	99	—
Related tax benefit		(46)	(558)	(216)	(629)
Adjusted net income	[b]	$30,081	$31,921	$59,185	$69,986

DILUTED EARNINGS PER SHARE
Dilutive average common shares outstanding	[c]	56,104,017	55,730,883	56,149,466	55,384,942

Reported: Diluted earnings per share	[a÷c]	$0.53	$0.53	$1.04	$1.22
Adjusted: Diluted earnings per share	[b÷c]	0.54	0.57	1.05	1.26

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$119,624	$119,391	$117,492	$136,284
Adjusted net income, annualized	[e]	120,655	128,035	119,351	141,132
Average total assets	[f]	12,452,070	11,398,655	12,555,928	10,998,672

Reported: Return on average assets (1)	[d÷f]	0.96%	1.05%	0.94%	1.24%
Adjusted: Return on average assets (1)	[e÷f]	0.97%	1.12%	0.95%	1.28%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,197,052	$1,342,771	$1,239,060	$1,309,418
Average goodwill and other intangible assets, net		(371,890)	(368,709)	(373,342)	(365,718)
Average tangible common equity	[g]	$825,162	$974,062	$865,718	$943,700

Reported: Return on average tangible common equity (1)	[d÷g]	14.50%	12.26%	13.57%	14.44%
Adjusted: Return on average tangible common equity (1)	[e÷g]	14.62%	13.14%	13.79%	14.96%
(1)	Annualized measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin

(dollars in thousands)

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2022	2021	2022	2021
Net interest income		$75,928	$64,542	$145,984	$129,435
Non-GAAP adjustments:
Tax-equivalent adjustment		546	579	1,092	1,180
Tax-equivalent net interest income		76,474	65,121	147,076	130,615
Acquisition-related purchase accounting accretion		(599)	(1,726)	(1,758)	(3,883)
Adjusted net interest income		$75,875	$63,395	$145,318	$126,732

Tax-equivalent net interest income, annualized	[a]	$306,736	$261,200	$296,590	$263,395
Adjusted net interest income, annualized	[b]	304,334	254,277	293,045	255,565
Average interest-earning assets	[c]	11,453,198	10,448,417	11,577,879	10,102,278

Reported: Net interest margin (1)	[a÷c]	2.68%	2.50%	2.56%	2.61%
Adjusted: Net Interest margin (1)	[b÷c]	2.66%	2.43%	2.53%	2.53%
(1)	Annualized measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Noninterest Expense, Adjusted Core Expense,

Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio

(dollars in thousands)

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2022	2021	2022	2021
Net interest income		$75,928	$64,542	$145,984	$129,435
Non-GAAP adjustments:
Tax-equivalent adjustment		546	579	1,092	1,180
Tax-equivalent net interest income		76,474	65,121	147,076	130,615

Total noninterest income		31,019	33,011	66,791	64,456
Non-GAAP adjustments:
Net (gains) losses on sales of securities and unrealized (gains) losses recognized on equity securities		1,714	(898)	2,328	(2,539)
Noninterest income excluding net securities gains and losses		32,733	32,113	69,119	61,917

Tax-equivalent net interest income plus noninterest income excluding net securities gains and losses	[a]	$109,207	$97,234	$216,195	$192,532

Total noninterest expense		69,092	62,625	139,468	117,124
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(2,951)	(2,650)	(5,962)	(5,051)
Non-interest expense excluding amortization of intangible assets	[c]	66,141	59,975	133,506	112,073
Non-operating adjustments:
Salaries, wages, and employee benefits		—	(1,125)	(587)	(1,125)
Data processing		—	(368)	(214)	(375)
Lease or fixed asset impairment		(99)	—	(99)	—
Professional fees and other		(204)	(1,220)	(238)	(1,533)
Adjusted noninterest expense	[d]	65,838	57,262	132,368	109,040
Provision for unfunded commitments		267	496	(845)	90
Amortization of NMTC		(1,662)	(1,239)	(3,003)	(3,068)
Adjusted core expense	[e]	$64,443	$56,519	$128,520	$106,062

Noninterest expense, excluding non-operating adjustments	[d-b]	68,789	59,912	138,330	114,091

Reported: Efficiency ratio	[c÷a]	60.56%	61.68%	61.75%	58.21%
Adjusted: Efficiency ratio	[d÷a]	60.29%	58.89%	61.23%	56.63%
Adjusted: Core efficiency ratio	[e÷a]	59.01%	58.13%	59.45%	55.09%

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value Per Common Share

(dollars in thousands, except per share amounts)

		As of
		June 30,	December 31,
		2022	2021
Total stockholders’ equity		$1,161,957	$1,319,112
Goodwill and other intangible assets, net		(369,962)	(375,924)
Tangible book value	[a]	$791,995	$943,188

Ending number of common shares outstanding	[b]	55,335,703	55,434,910

Tangible book value per common share	[a÷b]	$14.31	$17.01

Tangible Common Equity and Tangible Common Equity to Tangible Assets

(dollars in thousands)

		As of
		June 30,	December 31,
		2022	2021
Total assets		$12,356,433	$12,859,689
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(369,962)	(375,924)
Tax effect of other intangible assets (1)		9,905	16,254
Tangible assets	[a]	$11,996,376	$12,500,019

Total stockholders’ equity		$1,161,957	$1,319,112
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(369,962)	(375,924)
Tax effect of other intangible assets (1)		9,905	16,254
Tangible common equity	[b]	$801,900	$959,442

Tangible common equity to tangible assets (2)	[b÷a]	6.68%	7.68%
(1)	Net of estimated deferred tax liability.
(2)	Tax-effected measure.

RECONCILIAITON OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans,

Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits

(dollars in thousands)

		As of
		June 30,	December 31,
		2022	2021
Portfolio loans	[a]	$7,497,778	$7,188,998
Non-GAAP adjustments:
PPP Loans amortized cost		(7,616)	(74,958)
Core loans	[b]	$7,490,162	$7,114,040

Total deposits	[c]	$10,397,228	$10,768,577
Non-GAAP adjustments:
Brokered transaction accounts		(2,002)	(2,248)
Time deposits of $250,000 or more		(117,957)	(137,449)
Core deposits	[d]	$10,277,269	$10,628,880

RATIOS
Core loans to portfolio loans	[b÷a]	99.90%	98.96%
Core deposits to total deposits	[d÷c]	98.85%	98.70%
Core loans to core deposits	[b÷d]	72.88%	66.93%

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +200 and +300 basis points.  Due to the low interest rate environment, a downward adjustment in federal fund rates was not meaningful as of December 31, 2021.  The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.

The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	- 100	+100	+200	+300
June 30, 2022	(7.15)%	4.33%	8.57%	12.79%
December 31, 2021	NM	8.77%	17.19%	25.64%

	Year-Two: Basis Point Changes
	- 100	+100	+200	+300
June 30, 2022	(8.93)%	5.23%	10.48%	15.75%
December 31, 2021	NM	9.51%	18.22%	26.84%

Interest rate risk is monitored and managed within approved policy limits and any temporary exceptions to policy in periods of rapid rate movement are approved and documented.  The calculation of potential effects of hypothetical interest rate changes is based on numerous assumptions and should not be relied upon as indicative of actual results.  Actual results would likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of June 30, 2022, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock.  The repurchase plan has no expiration date.  On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares.  During the second quarter of 2022, the Company purchased 70,000 shares under the plan.  As of June 30, 2022, the Company had 277,210 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	4,000	$25.92	4,000	343,210
May 1-31, 2022	—	$—	—	343,210
June 1-30, 2022	66,000	$22.73	66,000	277,210
Three Months Ended June 30, 2022	70,000	$22.91	70,000

Six Months Ended June 30, 2022	258,614	$26.39	258,614

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

Date: August 4, 2022	FIRST BUSEY CORPORATION (Registrant)

	By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer