Form 10-Q
period 2022-09-30
FIRST BUSEY CORP /NV/
filed 2022-11-03
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2022
Common Stock, $.001 par value	55,232,434

FIRST BUSEY CORPORATION
FORM 10-Q
September 30, 2022

GLOSSARY
We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule	Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act
bps	basis points
CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
COVID-19	Coronavirus disease 2019
DSU	Deferred stock unit
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value
The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”

FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation and its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which loans are carried at amortized historical cost less loan write-offs and downward market value adjustments, as may be applicable
NM	Not meaningful
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned

Term	Definition
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PSU	Performance-based restricted stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$121,419	$102,983
Interest-bearing deposits	225,730	733,112
Total cash and cash equivalents	347,149	836,095

Debt securities available for sale	2,547,041	3,981,251
Debt securities held to maturity	936,328	—
Equity securities	11,341	13,571
Loans held for sale (2022 at LOCOM, 2021 at fair value)	4,546	23,875
Portfolio loans (net of ACL of $90,722 at September 30, 2022, and $87,887 at December 31, 2021)	7,579,392	7,101,111
Premises and equipment, net	128,175	136,147
Right of use assets	10,202	10,533
Goodwill	317,873	317,873
Other intangible assets, net	49,218	58,051
Cash surrender value of bank owned life insurance	179,533	176,940
Other assets	386,590	204,242
Total assets	$12,497,388	$12,859,689

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,628,169	$3,670,267
Interest-bearing	6,973,228	7,098,310
Total deposits	10,601,397	10,768,577

Securities sold under agreements to repurchase	234,597	270,139
Short-term borrowings	16,225	17,678
Long-term debt	33,000	46,056
Senior notes, net of unamortized issuance costs	—	39,944
Subordinated notes, net of unamortized issuance costs	221,835	182,773
Junior subordinated debt owed to unconsolidated trusts	71,765	71,635
Lease liabilities	10,311	10,591
Other liabilities	201,670	133,184
Total liabilities	11,390,800	11,540,577

Outstanding commitments and contingent liabilities (see Notes 9 and 15)

Stockholders’ Equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,319,921	1,316,984
Retained earnings	147,358	92,463
AOCI	(288,995)	(23,758)
Total stockholders’ equity before treasury stock	1,178,342	1,385,747

Treasury stock at cost	(71,754)	(66,635)
Total stockholders’ equity	1,106,588	1,319,112
Total liabilities and stockholders’ equity	$12,497,388	$12,859,689

Shares
Common shares issued	58,116,970	58,116,970
Less treasury shares	(2,884,536)	(2,682,060)
Common shares outstanding	55,232,434	55,434,910
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$76,081	$65,163	$202,530	$189,132
Interest and dividends on investment securities:
Taxable interest income	17,436	11,324	47,370	29,016
Non-taxable interest income	813	915	2,482	2,878
Other interest income	1,085	462	1,720	857
Total interest income	95,415	77,864	254,102	221,883

Interest expense
Deposits	3,565	3,059	7,835	10,086
Federal funds purchased and securities sold under agreements to repurchase	459	60	665	177
Short-term borrowings	190	112	426	195
Long-term debt	372	270	859	415
Senior notes	—	400	637	1,199
Subordinated notes	3,738	2,480	9,243	7,436
Junior subordinated debt owed to unconsolidated trusts	786	728	2,148	2,185
Total interest expense	9,110	7,109	21,813	21,693

Net interest income	86,305	70,755	232,289	200,190
Provision for credit losses	2,364	(1,869)	3,764	(10,365)
Net interest income after provision for credit losses	83,941	72,624	228,525	210,555

Noninterest income
Wealth management fees	12,508	13,749	42,422	39,335
Fees for customer services	7,627	9,288	26,122	25,936
Payment technology solutions	5,080	4,620	15,045	13,771
Mortgage revenue	438	1,740	1,697	6,153
Income on bank owned life insurance	958	999	2,716	3,439
Realized net gains (losses) on securities	(74)	(5)	52	114
Unrealized net gains (losses) recognized on equity securities	78	62	(2,376)	2,482
Other income	4,318	2,806	12,046	6,485
Total noninterest income	30,933	33,259	97,724	97,715

Noninterest expense
Salaries, wages, and employee benefits	39,762	41,949	117,226	107,222
Data processing	5,447	7,782	15,800	16,881
Net occupancy expense of premises	4,705	4,797	14,492	13,606
Furniture and equipment expenses	1,799	2,208	5,874	6,300
Professional fees	1,579	1,361	4,693	5,617
Amortization of intangible assets	2,871	3,149	8,833	8,200
Interchange expense	1,574	1,434	4,606	4,360
Other expense	12,999	10,807	38,680	28,425
Total noninterest expense	70,736	73,487	210,204	190,611

Income before income taxes	44,138	32,396	116,045	117,659
Income taxes	8,477	6,455	22,121	24,136
Net income	$35,661	$25,941	$93,924	$93,523

Basic earnings per common share	$0.64	$0.46	$1.70	$1.69
Diluted earnings per common share	$0.64	$0.46	$1.67	$1.67
Dividends declared per share of common stock	$0.23	$0.23	$0.69	$0.69
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$35,661	$25,941	$93,924	$93,523
OCI:
Unrealized gains (losses) on debt securities available for sale:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $27,631, $4,902, $84,519, and $14,195, respectively	(69,306)	(12,296)	(211,988)	(35,606)
Unrealized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $—, $—, $13,812, and $—, respectively	—	—	(34,644)	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(21), $(1), $8, and $7, respectively	53	4	(20)	(16)
Amortization of unrealized losses on securities transferred to held to maturity, net of taxes of $(515), $—, $(1,396), and $—, respectively	1,291	—	3,500	—
Net change in unrealized gains (losses) on debt securities available for sale	(67,962)	(12,292)	(243,152)	(35,622)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $4,061, $2, $8,604, and $(134), respectively	(10,192)	(5)	(21,587)	336
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(104), ($82), $199, and ($243), respectively	266	206	(498)	611
Net change in unrealized gains (losses) on cash flow hedges	(9,926)	201	(22,085)	947
Net change in AOCI	(77,888)	(12,091)	(265,237)	(34,675)
Total comprehensive income (loss)	$(42,227)	$13,850	$(171,313)	$58,848
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2022	55,335,703	$58	$1,317,675	$124,685	$(211,107)	$(69,354)	$1,161,957
Net income	—	—	—	35,661	—	—	35,661
OCI, net of tax	—	—	—	—	(77,888)	—	(77,888)
Repurchase of stock	(130,000)	—	—	—	—	(3,088)	(3,088)
Issuance of treasury stock for ESPP	10,993	—	(77)	—	—	283	206
Net issuance of treasury stock for RSU/DSU vesting and related tax	15,738	—	(434)	—	—	405	(29)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,707)	—	—	(12,707)
Stock dividend equivalents on RSUs at $0.23 per share	—	—	281	(281)	—	—	—
Stock-based compensation	—	—	2,476	—	—	—	2,476
Balance, September 30, 2022	55,232,434	$58	$1,319,921	$147,358	$(288,995)	$(71,754)	$1,106,588

	Nine Months Ended September 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	93,924	—	—	93,924
OCI, net of tax	—	—	—	—	(265,237)	—	(265,237)
Repurchase of stock	(388,614)	—	—	—	—	(9,912)	(9,912)
Issuance of treasury stock for ESPP	50,033	—	(271)	—	—	1,288	1,017
Net issuance of treasury stock for RSU/DSU vesting and related tax	136,105	—	(4,383)	—	—	3,505	(878)
Cash dividends on common stock at $0.69 per share	—	—	—	(38,159)	—	—	(38,159)
Stock dividend equivalents on RSUs at $0.69 per share	—	—	870	(870)	—	—	—
Stock-based compensation	—	—	6,721	—	—	—	6,721
Balance, September 30, 2022	55,232,434	$58	$1,319,921	$147,358	$(288,995)	$(71,754)	$1,106,588

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2021	56,330,616	$58	$1,316,716	$62,926	$10,725	$(44,734)	$1,345,691
Net income	—	—	—	25,941	—	—	25,941
OCI, net of tax	—	—	—	—	(12,091)	—	(12,091)
Stock issued in acquisition, net of stock issuance costs	—	—	(29)	—	—	—	(29)
Repurchase of stock	(625,000)	—	—	—	—	(14,790)	(14,790)
Issuance of treasury stock for ESPP	14,658	—	(70)	—	—	377	307
Net issuance of treasury stock for RSU/DSU vesting and related tax	106,710		(3,738)	—	—	2,850	(888)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,956)	—	—	(12,956)
Stock dividend equivalents on RSUs at $0.23 per share	—	—	268	(268)	—	—	—
Stock-based compensation	—	—	1,891	—	—	—	1,891
Balance, September 30, 2021	55,826,984	$58	$1,315,038	$75,643	$(1,366)	$(56,297)	$1,333,076

	Nine Months Ended September 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	93,523	—	—	93,523
OCI, net of tax	—	—	—	—	(34,675)	—	(34,675)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,953				58,955
Repurchase of stock	(905,000)	—	—	—	—	(22,038)	(22,038)
Issuance of treasury stock for ESPP	14,658	—	(70)	—	—	377	307
Net issuance of treasury stock for RSU/DSU vesting and related tax	106,710	—	(3,738)	—	—	2,850	(888)
Cash dividends on common stock at $0.69 per share	—	—	—	(37,953)	—	—	(37,953)
Stock dividend equivalents on RSUs at $0.69 per share	—	—	757	(757)	—	—	—
Stock-based compensation	—	—	5,776	—	—	—	5,776
Balance, September 30, 2021	55,826,984	$58	$1,315,038	$75,643	$(1,366)	$(56,297)	$1,333,076
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows Provided by (Used in) Operating Activities
Net income	$93,924	$93,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,764	(10,365)
Amortization of intangible assets	8,833	8,200
Amortization of mortgage servicing rights	2,757	4,202
Amortization of NMTC	4,668	4,308
Depreciation and amortization of premises and equipment	8,035	8,723
Net amortization (accretion) on portfolio loans	2,524	(4,860)
Net amortization (accretion) of premium (discount) on investment securities	15,820	17,263
Net amortization (accretion) of premium (discount) on time deposits	(318)	(929)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,152	620
Impairment of OREO and other repossessed assets	611	—
Impairment of fixed assets held for sale	427	—
Impairment of mortgage servicing rights	(9)	(542)
Impairment of leases	84	—
Unrealized (gains) losses recognized on equity securities, net	2,376	(2,482)
(Gain) loss on sales of equity securities, net	(24)	—
(Gain) loss on sales of debt securities, net	(28)	(114)
(Gain) loss on sales of loans, net	(1,777)	(8,202)
(Gain) loss on sales of OREO	56	163
(Gain) loss on sales of premises and equipment	(666)	(1,007)
(Gain) loss on life insurance proceeds	—	(493)
(Increase) decrease in cash surrender value of bank owned life insurance	(2,716)	(2,946)
Provision for deferred income taxes	(3)	2,326
Stock-based compensation	6,721	5,776
Mortgage loans originated for sale	(63,986)	(214,096)
Proceeds from sales of mortgage loans	84,732	244,356
(Increase) decrease in other assets	(45,575)	(17,099)
Increase (decrease) in other liabilities	(3,364)	(23,829)
Net cash provided by (used in) operating activities	$118,018	$102,496

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(14,820)	$(11,017)
Purchases of debt securities available for sale	(279,831)	(2,048,554)
Proceeds from sales of equity securities	15,418	7,254
Proceeds from sales of debt securities available for sale	—	290,955
Proceeds from paydowns and maturities of debt securities held to maturity	51,552	—
Proceeds from paydowns and maturities of debt securities available for sale	370,274	641,754
Proceeds from the redemption of FHLB stock	225	—
Net cash received in (paid for) acquisitions (see Note 2)	—	228,279
Net (increase) decrease in loans	(484,701)	114,729
Cash paid for premiums on bank-owned life insurance	(101)	(118)
Proceeds from life insurance	219	3,232
Purchases of premises and equipment	(4,006)	(4,041)
Proceeds from disposition of premises and equipment	4,182	6,519
Proceeds from sales of OREO	2,662	1,452
Net cash provided by (used in) investing activities	$(338,927)	$(769,556)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$(166,862)	$816,551
Net change in federal funds purchased and securities sold under agreements to repurchase	(35,542)	48,977
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	(5,507)	(4,492)
Proceeds from other borrowings, net of debt issuance costs	98,094	72,500
Repayment of other borrowings	(109,000)	(15,500)
Cash dividends paid	(38,159)	(37,953)
Purchase of treasury stock	(9,912)	(22,038)
Cash paid for withholding taxes on stock-based payments	(878)	(888)
Issuance of treasury stock for ESPP	(271)	361
Common stock issuance costs	—	(150)
Net cash provided by (used in) financing activities	$(268,037)	$862,368

Net increase (decrease) in cash and cash equivalents	(488,946)	195,308
Cash and cash equivalents, beginning of period	836,095	688,537

Cash and cash equivalents, ending of period	$347,149	$883,845

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$19,465	$16,257
Income taxes	30,506	19,586

Non-cash investing and financing activities:
OREO acquired in settlement of loans	132	228
Transfer of debt securities available for sale to held to maturity	985,199	—
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Significant Accounting Policies
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is a $12.5 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Change in Accounting Principle
Effective January 1, 2022, the Company elected to account for all newly originated loans held for sale at LOCOM. Prior to this change, the Company accounted for loans held for sale at fair value. This change did not have a material impact on our results of operations during the three or nine months ended September 30, 2022.
Impact of Recently Adopted Accounting Standards
ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” establishes disclosure requirements for transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model. Disclosures required under this standard include 1) the types of transactions, 2) the accounting for those transactions, and 3) the effect of those transactions on the consolidated financial statements. This update was effective for annual periods beginning January 1, 2022, and applies prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application. Adoption of this standard did not have a material impact on First Busey’s financial position or results of operations.
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
COVID-19
Throughout the COVID-19 pandemic, First Busey operated as an essential community resource, providing approximately $1.1 billion in payroll assistance for small businesses and select nonprofits through low-interest, 100% government-guaranteed loans as part of the PPP. First Busey had $1.5 million in PPP loans outstanding, with an amortized cost of $1.4 million, as of September 30, 2022. In comparison, First Busey had $76.9 million in PPP loans outstanding, with an amortized cost of $75.0 million, as of December 31, 2021.
Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. Early in the fourth quarter of 2022, we implemented a targeted restructuring and efficiency optimization plan that is expected to generate annual salary and benefits savings of $4.0 million to $4.4 million. We also expect to incur one-time severance-related costs associated with this initiative of $1.1 million to $1.3 million, most of which are expected to be realized in the fourth quarter of 2022. We expect to largely reinvest the anticipated savings to support ongoing growth initiatives across our franchise over the next several quarters. Other than this item, there were no significant subsequent events for the quarter ended September 30, 2022, through the filing date of these unaudited consolidated financial statements.
Note 2: Acquisitions
Cummins-American Corp.
Effective May 31, 2021, the Company completed its acquisition of CAC, the holding company for GSB. The partnership enhanced the Company’s existing deposit, commercial banking, and wealth management presence in the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area. GSB’s results of operations were included in the Company’s results of operations beginning June 1, 2021. First Busey operated GSB as a separate banking subsidiary until August 14, 2021, when it was merged with and into Busey Bank. At that time, all GSB banking centers became branches of Busey Bank.

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
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Fair values were subject to refinement for up to one year after the closing date, as additional information regarding the closing date fair values became available, and were final as of May 31, 2022. The Company did not record any fair value adjustments during 2022.
As the total consideration paid for CAC exceeded the estimated fair value of net assets acquired, goodwill of $6.3 million was recorded as a result of the acquisition. The amount of goodwill recognized as a result of this transaction was fully tax deductible for federal income tax purposes in accordance with the Company’s election pursuant to Section 338(h)(10) of the Internal Revenue Code. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area, and was assigned to the Banking operating segment.
During the three months ended September 30, 2022, First Busey did not incur any pre-tax acquisition expenses related to the acquisition of CAC. During the nine months ended September 30, 2022, First Busey incurred $0.8 million in pre-tax acquisition expenses related to the acquisition of CAC, comprised primarily of compensation expense and data processing expense.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3: Debt Securities
The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$145,495	$—	$(4,653)	$140,842
Obligations of U.S. government corporations and agencies	25,287	4	(358)	24,933
Obligations of states and political subdivisions	298,653	35	(27,853)	270,835
Asset-backed securities	490,076	—	(23,552)	466,524
Commercial mortgage-backed securities	98,719	—	(10,968)	87,751
Residential mortgage-backed securities	1,538,308	1	(233,995)	1,304,314
Corporate debt securities	279,310	20	(27,488)	251,842
Total debt securities available for sale	$2,875,848	$60	$(328,867)	$2,547,041

Debt securities held to maturity
Commercial mortgage-backed securities	$486,116	$—	$(60,341)	$425,775
Residential mortgage-backed securities	450,212	—	(67,102)	383,110
Total debt securities held to maturity	$936,328	$—	$(127,443)	$808,885

	As of December 31, 2021
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$166,768	$41	$(1,047)	$165,762
Obligations of U.S. government corporations and agencies	37,579	891	—	38,470
Obligations of states and political subdivisions	300,602	7,760	(1,493)	306,869
Asset-backed securities	492,055	295	(164)	492,186
Commercial mortgage-backed securities	625,339	3,425	(13,766)	614,998
Residential mortgage-backed securities	2,095,104	8,889	(34,680)	2,069,313
Corporate debt securities	296,076	1,081	(3,504)	293,653
Total debt securities available for sale	$4,013,523	$22,382	$(54,654)	$3,981,251

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

	As of September 30, 2022
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$176,516	$174,227
Due after one year through five years	410,372	379,095
Due after five years through ten years	353,968	319,381
Due after ten years	1,934,992	1,674,338
Debt securities available for sale	$2,875,848	$2,547,041

Debt securities held to maturity
Due after one year through five years	46,961	43,738
Due after five years through ten years	65,516	58,346
Due after ten years	823,851	706,801
Debt securities held to maturity	$936,328	$808,885
Gains and losses on debt securities
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains and losses on debt securities
Gross gains on debt securities	$—	$—	$114	$524
Gross (losses) on debt securities	(74)	(5)	(86)	(410)
Realized net gains (losses) on debt securities[1]	$(74)	$(5)	$28	$114

1.Net gains (losses) on sales of securities reported in the unaudited Consolidated Statements of Income include sales of equity securities, excluded in this table.
Debt securities with carrying amounts of $675.8 million on September 30, 2022, and $708.9 million on December 31, 2021, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt securities in an unrealized loss position
The following information pertains to debt securities with gross unrealized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$2,067	$(5)	$138,775	$(4,648)	$140,842	$(4,653)
Obligations of U.S. government corporations and agencies	21,629	(358)	—	—	21,629	(358)
Obligations of states and political subdivisions	220,960	(20,029)	41,779	(7,824)	262,739	(27,853)
Asset-backed securities	441,896	(21,681)	24,628	(1,871)	466,524	(23,552)
Commercial mortgage-backed securities	74,334	(8,761)	13,417	(2,207)	87,751	(10,968)
Residential mortgage-backed securities	557,046	(72,807)	747,141	(161,188)	1,304,187	(233,995)
Corporate debt securities	75,608	(9,426)	173,266	(18,062)	248,874	(27,488)
Debt securities available for sale with gross unrealized losses	$1,393,540	$(133,067)	$1,139,006	$(195,800)	$2,532,546	$(328,867)

Debt securities held to maturity
Commercial mortgage-backed securities	$109,085	$(15,592)	$316,690	$(44,749)	$425,775	$(60,341)
Residential mortgage-backed securities	162,575	(29,243)	220,535	(37,859)	383,110	(67,102)
Debt securities held to maturity with gross unrealized losses	$271,660	$(44,835)	$537,225	$(82,608)	$808,885	$(127,443)

	As of December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$163,653	$(1,047)	$—	$—	$163,653	$(1,047)
Obligations of states and political subdivisions	92,680	(1,493)	—	—	92,680	(1,493)
Asset-backed securities	89,983	(164)	—	—	89,983	(164)
Commercial mortgage-backed securities	389,078	(10,186)	85,905	(3,580)	474,983	(13,766)
Residential mortgage-backed securities	1,700,187	(33,453)	20,538	(1,227)	1,720,725	(34,680)
Corporate debt securities	241,153	(3,504)	—	—	241,153	(3,504)
Debt securities available for sale with gross unrealized losses	$2,676,734	$(49,847)	$106,443	$(4,807)	$2,783,177	$(54,654)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized loss position is presented in the tables below (dollars in thousands):

	As of September 30, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,532,546	$808,885	$3,341,431
Gross unrealized losses on debt securities	$328,867	$127,443	$456,310
Ratio of gross unrealized losses to debt securities with gross unrealized losses	13.0%	15.8%	13.7%

Count of debt securities	1,145	55	1,200
Count of debt securities in an unrealized loss position	1,109	55	1,164

	As of December 31, 2021
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,783,177	$—	$2,783,177
Gross unrealized losses on debt securities	$54,654	$—	$54,654
Ratio of gross unrealized losses to debt securities with gross unrealized losses	2.0%	—	2.0%

Count of debt securities	1,252	—	1,252
Count of debt securities in an unrealized loss position	373	—	373
Unrealized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. The Company does not intend to sell securities that are in an unrealized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. As of September 30, 2022, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4: Portfolio Loans
Loan Categories
The Company’s lending can be summarized into five primary categories: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. Distributions of the loan portfolio by loan category were as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Portfolio loans
Commercial	$1,945,893	$1,943,886
Commercial real estate	3,278,684	3,119,807
Real estate construction	499,560	385,996
Retail real estate	1,643,099	1,512,976
Retail other	302,878	226,333
Total portfolio loans	7,670,114	7,188,998
ACL	(90,722)	(87,887)
Portfolio loans, net	$7,579,392	$7,101,111
Net deferred loan origination costs included in the balances above were $13.7 million as of September 30, 2022, compared to $9.0 million as of December 31, 2021. Net accretable purchase accounting adjustments included in the balances above reduced loans by $6.4 million as of September 30, 2022, and $8.8 million as of December 31, 2021. Commercial balances include loans originated under the PPP with an amortized cost of $1.4 million as of September 30, 2022, and $75.0 million as of December 31, 2021.
There were no retail real estate loans purchased during the three or nine months ended September 30, 2022. There were also no retail real estate loans purchased during the three months ended September 30, 2021. The Company purchased $32.2 million of retail real estate loans during the nine months ended September 30, 2021.
Risk Grading
The Company utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:
•Pass – This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.
•Watch – This category includes loans that warrant a higher-than-average level of monitoring to ensure that weaknesses do not cause the inability of the credit to perform as expected. These loans are not necessarily a problem due to other inherent strengths of the credit, such as guarantor strength, but have above average concern and monitoring.
•Special mention – This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.
•Substandard – This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
•Substandard non-accrual – This category includes loans that have all the characteristics of a “Substandard” loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral with a value that is difficult to determine.

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
The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of September 30, 2022
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Portfolio loans
Commercial	$1,707,528	$135,254	$58,189	$38,695	$6,227	$1,945,893
Commercial real estate	2,889,804	299,638	42,728	40,722	5,792	3,278,684
Real estate construction	475,099	22,011	2	2,400	48	499,560
Retail real estate	1,625,702	8,601	2,087	3,469	3,240	1,643,099
Retail other	302,760	—	—	—	118	302,878
Total portfolio loans	$7,000,893	$465,504	$103,006	$85,286	$15,425	$7,670,114

	As of December 31, 2021
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Portfolio loans
Commercial	$1,747,756	$93,582	$69,427	$26,117	$7,004	$1,943,886
Commercial real estate	2,682,441	343,304	49,695	38,394	5,973	3,119,807
Real estate construction	369,797	13,793	6	2,400	—	385,996
Retail real estate	1,491,845	12,374	1,992	3,867	2,898	1,512,976
Retail other	226,262	—	—	—	71	226,333
Total portfolio loans	$6,518,101	$463,053	$121,120	$70,778	$15,946	$7,188,998

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans, further sorted by origination year are as follows (dollars in thousands):

	As of September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior
Commercial
Pass	$403,643	$315,433	$145,695	$60,284	$53,197	$149,627	$579,649	$1,707,528
Watch	27,665	18,423	4,263	8,372	1,404	3,144	71,983	135,254
Special Mention	1,772	691	1,325	1,078	3,102	17,538	32,683	58,189
Substandard	9,075	1,292	695	6,999	433	5,402	14,799	38,695
Substandard non-accrual	—	3,586	306	137	—	198	2,000	6,227
Total commercial	442,155	339,425	152,284	76,870	58,136	175,909	701,114	1,945,893

Commercial real estate
Pass	765,398	880,522	501,085	332,768	171,177	222,947	15,907	2,889,804
Watch	69,877	44,756	50,799	95,446	18,821	13,338	6,601	299,638
Special Mention	3,010	4,737	15,598	1,517	6,994	10,872	—	42,728
Substandard	14,349	12,681	497	1,841	10,412	942	—	40,722
Substandard non-accrual	—	4,092	41	—	1,650	9	—	5,792
Total commercial real estate	852,634	946,788	568,020	431,572	209,054	248,108	22,508	3,278,684

Real estate construction
Pass	176,071	191,006	84,748	1,570	2,012	1,949	17,743	475,099
Watch	3,100	3,666	3,269	10,533	—	1,443	—	22,011
Special Mention	—	—	—	2	—	—	—	2
Substandard	2,400	—	—	—	—	—	—	2,400
Substandard non-accrual	—	—	48	—	—	—	—	48
Total real estate construction	181,571	194,672	88,065	12,105	2,012	3,392	17,743	499,560

Retail real estate
Pass	344,033	464,066	180,543	79,304	58,925	281,430	217,401	1,625,702
Watch	2,881	1,163	1,875	1,469	1,146	67	—	8,601
Special Mention	148	1,864	—	—	—	—	75	2,087
Substandard	—	1,163	207	82	142	1,868	7	3,469
Substandard non-accrual	—	150	110	—	390	1,985	605	3,240
Total retail real estate	347,062	468,406	182,735	80,855	60,603	285,350	218,088	1,643,099

Retail other
Pass	121,375	47,136	14,999	15,909	7,677	2,124	93,540	302,760
Substandard non-accrual	14	89	3	—	10	2	—	118
Total retail other	121,389	47,225	15,002	15,909	7,687	2,126	93,540	302,878

Total portfolio loans	$1,944,811	$1,996,516	$1,006,106	$617,311	$337,492	$714,885	$1,052,993	$7,670,114

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior
Commercial
Pass	$512,729	$228,811	$107,877	$84,873	$74,351	$122,418	$616,697	$1,747,756
Watch	13,847	5,913	14,274	5,060	1,361	2,866	50,261	93,582
Special Mention	7,062	898	5,961	4,025	6,790	11,845	32,846	69,427
Substandard	3,595	3,362	3,136	1,855	1,125	5,459	7,585	26,117
Substandard non-accrual	4,126	364	142	—	320	52	2,000	7,004
Total commercial	541,359	239,348	131,390	95,813	83,947	142,640	709,389	1,943,886

Commercial real estate
Pass	969,548	637,550	425,850	235,928	200,373	198,002	15,190	2,682,441
Watch	51,560	38,820	123,324	48,088	46,761	32,608	2,143	343,304
Special Mention	9,542	7,060	6,585	10,098	6,357	9,870	183	49,695
Substandard	21,002	3,781	1,218	11,451	521	421	—	38,394
Substandard non-accrual	112	181	359	1,893	3,407	21	—	5,973
Total commercial real estate	1,051,764	687,392	557,336	307,458	257,419	240,922	17,516	3,119,807

Real estate construction
Pass	202,082	123,491	31,927	3,155	738	1,223	7,181	369,797
Watch	7,886	4,159	54	—	1,574	120	—	13,793
Special Mention	—	—	6	—	—	—	—	6
Substandard	—	2,400	—	—	—	—	—	2,400
Total real estate construction	209,968	130,050	31,987	3,155	2,312	1,343	7,181	385,996

Retail real estate
Pass	523,541	215,068	96,617	79,158	82,478	281,737	213,246	1,491,845
Watch	4,100	2,460	1,780	1,312	343	150	2,229	12,374
Special Mention	1,965	27	—	—	—	—	—	1,992
Substandard	1,369	232	12	71	165	1,687	331	3,867
Substandard non-accrual	235	63	—	16	227	1,705	652	2,898
Total retail real estate	531,210	217,850	98,409	80,557	83,213	285,279	216,458	1,512,976

Retail other
Pass	59,366	22,305	26,126	16,189	7,180	1,326	93,770	226,262
Substandard non-accrual	34	10	—	14	13	—	—	71
Total retail other	59,400	22,315	26,126	16,203	7,193	1,326	93,770	226,333

Total portfolio loans	$2,393,701	$1,296,955	$845,248	$503,186	$434,084	$671,510	$1,044,314	$7,188,998

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of September 30, 2022
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial	$19	$45	$625	$6,227
Commercial real estate	411	—	349	5,792
Real estate construction	—	—	—	48
Retail real estate	3,734	1,831	255	3,240
Retail other	262	5	—	118
Total past due and non-accrual loans	$4,426	$1,881	$1,229	$15,425

	As of December 31, 2021
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial	$363	$10	$213	$7,004
Commercial real estate	151	441	—	5,973
Real estate construction	56	—	—	—
Retail real estate	3,312	1,830	693	2,898
Retail other	82	16	—	71
Total past due and non-accrual loans	$3,964	$2,297	$906	$15,946
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.3 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended September 30, 2022, and was $0.4 million for the nine months ended September 30, 2022. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was $0.4 million for the three and nine months ended September 30, 2021.
Troubled Debt Restructurings
TDR loan balances are summarized as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
TDRs
In compliance with modified terms	$1,940	$1,801
30 – 89 days past due	—	—
Non-performing TDRs	483	551
Total TDRs	$2,423	$2,352

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans that were newly designated as TDRs during the periods presented, are summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Recorded Investment			Recorded Investment
	Number of Contracts	Rate Modification[1]	Payment Modification[1]	Number of Contracts	Rate Modification[1]	Payment Modification[1]
Commercial	—	$—	$—	1	$—	$381

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Recorded Investment			Recorded Investment
	Number of Contracts	Rate Modification[1]	Payment Modification[1]	Number of Contracts	Rate Modification[1]	Payment Modification[1]
Commercial	—	$—	$—	1	$444	$—

1.TDRs may include multiple concessions; those that include an interest rate concession and payment concession are shown in the rate modification column.
There were no TDRs entered into during the 12 months ended September 30, 2022, or 2021, that had subsequent defaults during the three or nine months ended September 30, 2022, or 2021. A default occurs when a loan is 90 days or more past due or transferred to non-accrual.
Gross interest income that would have been recorded in the three and nine months ended September 30, 2022, and 2021, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had $14.8 million and $7.9 million of collateral dependent loans secured by real estate or business assets as of September 30, 2022, and December 31, 2021, respectively.
Foreclosures
As of September 30, 2022, the Company had $1.0 million of residential real estate in the process of foreclosure. The Company follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	As of September 30, 2022		As of December 31, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
COVID-19 loan modifications
Commercial loans:
Interest-only deferrals	8	$20,556	32	$128,730
Retail loans:
Mortgage and personal loan deferrals	1	99	2	137
Total COVID-19 loans modifications	9	$20,655	34	$128,867
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

	As of September 30, 2022
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial	$9,455	$547	$5,892	$6,439	$2,806	$7,488
Commercial real estate	7,497	1,663	4,035	5,698	2,000	5,216
Real estate construction	255	255	—	255	—	266
Retail real estate	2,258	2,089	25	2,114	25	2,526
Total loans evaluated individually	$19,465	$4,554	$9,952	$14,506	$4,831	$15,496

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial	$10,247	$498	$6,490	$6,988	$3,564	$8,791
Commercial real estate	6,456	5,750	—	5,750	—	6,390
Real estate construction	272	272	—	272	—	282
Retail real estate	2,514	2,345	25	2,370	25	4,093
Total loans evaluated individually	$19,489	$8,865	$6,515	$15,380	$3,589	$19,556
Allowance for Credit Losses
Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. Due to the continued economic uncertainty in the markets in which the Company operates, in particular the levels of delinquencies, the Company will continue to utilize a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period in its ACL estimate. PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.
The following tables summarize activity in the ACL. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended September 30, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2022	$23,359	$37,182	$5,669	$17,984	$4,563	$88,757
Provision for credit losses	615	598	216	684	251	2,364
Charged-off	(381)	—	—	(220)	(218)	(819)
Recoveries	102	19	86	172	41	420
ACL balance, September 30, 2022	$23,695	$37,799	$5,971	$18,620	$4,637	$90,722

	Nine Months Ended September 30, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2021	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	123	408	663	826	1,744	3,764
Charged-off	(589)	(1,372)	—	(253)	(409)	(2,623)
Recoveries	306	514	206	458	210	1,694
ACL balance, September 30, 2022	$23,695	$37,799	$5,971	$18,620	$4,637	$90,722

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2021
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2021	$24,356	$39,974	$7,599	$20,505	$2,976	$95,410
Provision for credit losses	657	(25)	(1,503)	(1,155)	157	(1,869)
Charged-off	(764)	(191)	—	(155)	(98)	(1,208)
Recoveries	157	73	25	157	57	469
ACL balance, September 30, 2021	$24,406	$39,831	$6,121	$19,352	$3,092	$92,802

	Nine Months Ended September 30, 2021
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2020	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Day 1 PCD[1]	3,546	336	—	129	167	4,178
Provision for credit losses	(1,428)	(6,109)	(2,082)	(3,028)	2,282	(10,365)
Charged-off	(2,026)	(812)	(209)	(315)	(349)	(3,711)
Recoveries	448	186	219	574	225	1,652
ACL balance, September 30, 2021	$24,406	$39,831	$6,121	$19,352	$3,092	$92,802

1.The Day 1 PCD is attributable to the CAC acquisition in the second quarter of 2021.
The following tables present the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of September 30, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loan category
Commercial	$1,939,454	$6,439	$1,945,893	$20,889	$2,806	$23,695
Commercial real estate	3,272,986	5,698	3,278,684	35,799	2,000	37,799
Real estate construction	499,305	255	499,560	5,971	—	5,971
Retail real estate	1,640,985	2,114	1,643,099	18,595	25	18,620
Retail other	302,878	—	302,878	4,637	—	4,637
Portfolio loans and related ACL	$7,655,608	$14,506	$7,670,114	$85,891	$4,831	$90,722

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loan category
Commercial	$1,936,898	$6,988	$1,943,886	$20,291	$3,564	$23,855
Commercial real estate	3,114,057	5,750	3,119,807	38,249	—	38,249
Real estate construction	385,724	272	385,996	5,102	—	5,102
Retail real estate	1,510,606	2,370	1,512,976	17,564	25	17,589
Retail other	226,333	—	226,333	3,092	—	3,092
Portfolio loans and related ACL	$7,173,618	$15,380	$7,188,998	$84,298	$3,589	$87,887
Note 5: Deposits
The composition of deposits is as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Deposits
Demand deposits, noninterest-bearing	$3,628,169	$3,670,267
Interest-bearing transaction deposits	2,952,414	2,720,417
Saving deposits and money market deposits	3,220,627	3,442,244
Time deposits	800,187	935,649
Total deposits	$10,601,397	$10,768,577
Additional information about our deposits is as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Brokered savings deposits and money market deposits	$2,006	$2,248
Brokered time deposits	273	266
Aggregate amount of time deposits with a minimum denomination of $100,000	379,136	454,649
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	103,534	137,449

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled maturities of time deposits are as follows (dollars in thousands):

As of September 30, 2022
Time deposits by schedule of maturities
Remainder of 2022	$188,332
2023	431,060
2024	126,309
2025	23,078
2026	17,910
2027	12,844
Thereafter	654
Time deposits	$800,187
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

	As of
	September 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$234,597	$270,139
Weighted average rate for securities sold under agreements to repurchase	0.98%	0.08%
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
Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. As of September 30, 2022, there was no balance outstanding on the revolving credit facility and a total of $45.0 million outstanding on the term loan, of which $12.0 million was short-term and $33.0 million was long-term. The revolving credit facility incurs a non-usage fee based on any undrawn amounts. Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term Borrowings
First Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$4,225	$5,678
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$16,225	$17,678
Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased as of September 30, 2022, or December 31, 2021.
Long-term Debt
First Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$—	$4,056
Term Loan	33,000	42,000
Total long-term debt	$33,000	$46,056
As of December 31, 2021, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing in May 2023, with an interest rate of 3.04%. This note became due within 12 months during the second quarter of 2022, and the balance is now fully reflected in short-term borrowings.
Senior and Subordinated Notes
On May 25, 2017, the Company issued $40.0 million of 3.75% senior notes that matured and were redeemed on May 25, 2022. Additionally, on May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that were scheduled to mature on May 25, 2027, with an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. The Company redeemed all outstanding $60.0 million fixed-to-floating rate subordinated notes during the third quarter of 2022. At the time of redemption, the redeemed subordinated notes carried interest at a floating rate of 3-month LIBOR plus 2.919%.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On June 2, 2022, the Company issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 Capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes will accrue at a rate equal to (i) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 basis points from and including, June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 15, 2027.
Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Unamortized debt issuance costs
Senior notes issued in 2017	$—	$56
Subordinated notes issued in 2017	—	549
Subordinated notes issued in 2020	1,337	1,678
Subordinated notes issued in 2022	1,828	—
Total unamortized debt issuance costs	$3,165	$2,283
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of September 30, 2022, and December 31, 2021, all capital ratios of the Company and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2022, that would change this designation.
Current Expected Credit Loss Model
On March 27, 2020, the FDIC and other federal banking agencies published an interim final rule that provides those banking organizations adopting CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. On August 26, 2020, the CECL final rule was finalized and was substantially similar to the interim final rule. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, arising from the adoption of CECL was deferred for two years, until January 1, 2022. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. At the conclusion of the two-year period the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in Capital Relating to Subordinated Debt
On May 25, 2017, the Company issued $60.0 million of fixed-to-floating rate subordinated notes that were scheduled to mature on May 25, 2027. The full balance of the subordinated note qualified as Tier 2 Capital for First Busey for the first five years, with a phase out beginning in the second quarter of 2022. The subordinated notes had an optional redemption in whole or in part on any interest payment date on or after May 25, 2022, and the Company redeemed them in full during the third quarter of 2022.
On June 2, 2022, the Company issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes that mature on June 15, 2032, which qualify as Tier 2 Capital for regulatory purposes.
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to the Company and its subsidiary bank (dollars in thousands):

	As of September 30, 2022
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,056,206	11.79%	$403,047	4.50%	$582,179	6.50%
Busey Bank	$1,288,945	14.45%	$401,307	4.50%	$579,665	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,130,206	12.62%	$537,396	6.00%	$716,528	8.00%
Busey Bank	$1,288,945	14.45%	$535,076	6.00%	$713,434	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,431,308	15.98%	$716,528	8.00%	$895,660	10.00%
Busey Bank	$1,365,046	15.31%	$713,434	8.00%	$891,793	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,130,206	9.15%	$494,124	4.00%	N/A	N/A
Busey Bank	$1,288,945	10.47%	$492,534	4.00%	$615,668	5.00%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2021
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$995,874	11.85%	$378,334	4.50%	$546,482	6.50%
Busey Bank	$1,241,303	14.81%	$377,096	4.50%	$544,695	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,069,874	12.73%	$504,445	6.00%	$672,594	8.00%
Busey Bank	$1,241,303	14.81%	$502,795	6.00%	$670,394	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,320,187	15.70%	$672,594	8.00%	$840,742	10.00%
Busey Bank	$1,306,616	15.59%	$670,394	8.00%	$837,992	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,069,874	8.52%	$502,336	4.00%	N/A	N/A
Busey Bank	$1,241,303	9.91%	$501,104	4.00%	$626,379	5.00%
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
Note 8: Stock-Based Compensation
Stock Options
The Company has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the nine months ended September 30, 2022, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Options outstanding at December 31, 2021	31,386	$23.53	4.88
Expired	(440)	23.53
Options outstanding at September 30, 2022	30,946	$23.53	4.13

Options exercisable at September 30, 2022	30,946	$23.53	4.13

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2020 Equity Plan
Under the terms of the 2020 Equity Plan, the Company has granted RSU, PSU, and DSU awards. Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.
RSU Awards
The Company grants RSUs to members of management periodically throughout the year. Each RSU is equivalent to one share of the Company’s common stock. These units have requisite service periods ranging from one year to five years, subject to accelerated vesting upon eligible retirement from the Company. Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.
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
Award Grants and Activity
A summary of changes in the Company’s RSU, PSU, and DSU awards for the nine months ended September 30, 2022, is as follows:

	RSU Awards		PSU Awards		DSU Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares[1]	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	1,147,927	$23.97	113,915	$22.86	34,135	$24.59
Granted	156,483	25.79	195,240	26.14	32,658	25.79
Dividend equivalents earned	33,690	24.56	—	—	4,156	24.47
Vested	(152,992)	28.93	—	—	(40,140)	24.67
Forfeited	(35,172)	23.51	(4,556)	24.86	—	—
Nonvested at September 30, 2022	1,149,936	$23.59	304,599	$24.93	30,809	$25.75

Vested and outstanding at September 30, 2022					116,285	$22.82

1.Shares for PSU awards represent target shares at grant date.

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
On March 23, 2022, the Company granted a target of 78,233 market-based PSUs with a maximum award of 125,173 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total shareholder return performance goal. The grant date fair value of the award is $2.1 million and will be recognized in compensation expense over the performance period ending December 31, 2024.
On March 23, 2022, the Company granted a target of 78,233 performance-based PSUs with a maximum award of 125,173 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a core return on average tangible common equity performance goal. The grant date fair value of the award is $2.0 million and will be recognized in compensation expense over the performance period ending December 31, 2024. The actual amount of compensation expense recognized may vary, subject to achievement of the performance goal.
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
Stock-based Compensation Expense
The Company did not record any stock option compensation expense for the three or nine months ended September 30, 2022, or 2021. As of September 30, 2022, the Company did not have any unrecognized stock option compensation expense.
The Company recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense
RSU awards	$1,072	$1,316	$3,521	$4,362
PSU awards[1]	1,172	290	2,342	619
DSU awards	196	231	679	741
2021 ESPP	36	54	179	54
Total stock-based compensation expense	$2,476	$1,891	$6,721	$5,776

1.Expense for market-based PSU awards represents amounts based on target shares at grant date. Expense for performance-based PSU awards represents amounts based on target shares at grant date, adjusted for performance expectations as of the date indicated.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Unamortized stock-based compensation
RSU awards	$9,966	$10,204
PSU awards[1]	5,279	1,547
DSU awards	371	209
Total unamortized stock-based compensation	$15,616	$11,960

Weighted average period over which expense is to be recognized	2.6 yrs	2.9 yrs

1.Unamortized expense for market-based PSU awards represents amounts based on target shares at grant date. Unamortized expense for performance-based PSU awards represents amounts based on target shares at grant date, adjusted for performance expectations as of the date indicated.
Shares Available for Issuance Under Stock-based Compensation Plans
Shares remaining available for issuance pursuant to authorized stock-based compensation plans were as follows as of September 30, 2022:

Plan	Shares Remaining Available for Issuance Pursuant to the Plan
2020 Equity Plan	645,563
2021 Employee Stock Purchase Plan	519,577
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
Credit Commitments and Contingencies
A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,024,255	$1,983,655
Standby letters of credit	31,933	32,552
Total commitments	$2,056,188	$2,016,207

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
To secure its obligations under derivative contracts, the Company pledged cash and held collateral as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Cash pledged to secure obligations under derivative contracts	$36,048	$27,300
Collateral held to secure obligations under derivative contracts	31,550	—
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $350.0 million as of September 30, 2022, and $50.0 million as of December 31, 2021, were designated as cash flow hedges. The Company entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows (future interest payments) attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In addition, during the first quarter of 2022, the Company entered into one $300.0 million receive fixed pay floating interest rate swap to reduce our asset sensitivity (Loan Swap). We added duration to our loan portfolio by fixing a portion of our floating prime based loans. Interest rates had risen above their historical lows allowing us to lock in a portion of our loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and the Company expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	September 30, 2022	December 31, 2021
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month LIBOR receive rates		3.29%	0.20%
Weighted average maturity, in years		1.96 yrs	2.71 yrs

Loan Swap
Notional amount		$300,000	N/A
Weighted average fixed receive rates		4.81%	N/A
Weighted average variable Prime pay rates		5.80%	N/A
Weighted average maturity, in years		6.35 yrs	N/A

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$2,486	$—
Gross aggregate fair value of swap liabilities	Other liabilities	$34,515	$958

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(22,770)	$(685)
The Company expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2022.

As of
September 30, 2022
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized gains expected to be reclassified from OCI to interest income	$190
Unrealized losses expected to be reclassified from OCI to interest expense	(247)
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(57)
Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income (expense) on swap transactions	$(370)	$(288)	$697	$(854)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the unaudited Consolidated Statements of Income during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gains (losses) on cash flow hedges
Gain (loss) recognized in OCI, net of tax	$(10,192)	$(5)	$(21,587)	$336
(Gain) loss reclassified from OCI to interest expense, net of tax	266	206	(498)	611
Net change in unrealized gains (losses) on cash flow hedges	$(9,926)	$201	$(22,085)	$947
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $547.9 million and $491.4 million as of September 30, 2022, and December 31, 2021, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of September 30, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$4,668	$46	$543,207	$42,001
Interest rate swaps – pay fixed, receive floating	543,207	42,001	4,668	46
Total derivatives not designated as hedging instruments	$547,875	$42,047	$547,875	$42,047

	As of December 31, 2021
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$404,572	$17,839	$86,784	$2,259
Interest rate swaps – pay fixed, receive floating	86,784	2,259	404,572	17,839
Total derivatives not designated as hedging instruments	$491,356	$20,098	$491,356	$20,098

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$18,317	$(2,024)	$21,792	$(11,355)
Pay fixed, receive floating	Noninterest expense	(18,317)	2,024	(21,792)	11,355
Net change in fair value of interest rate swaps		$—	$—	$—	$—
Risk Participation Agreement
To manage the credit risk exposure related to a customer-facing swap, the Company entered into two risk participation agreements in conjunction with loan participation arrangements with other financial institutions. The risk participation agreements mature in 2026 and 2028, and are summarized as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Risk participation agreements
Notional amount	$18,921	$3,990
Fair value	4	11
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of September 30, 2022		As of December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$3,434	$42	$19,384	$206
Forward sales commitments	Other assets	4,107	134	1,884	10
Mortgage banking derivatives recorded in other assets		$7,541	$176	$21,268	$216

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$408	$4	$499	$6
Forward sales commitments	Other liabilities	4,342	52	41,002	439
Mortgage banking derivatives recorded in other liabilities		$4,750	$56	$41,501	$445
Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$(111)	$537	$38	$1,502
Forward sales commitments	Mortgage revenue	295	(1,438)	82	(3,616)
Net gains (losses)		$184	$(901)	$120	$(2,114)
Note 11: Fair Value Measurements
The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820 “Fair Value Measurement” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
•Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$140,842	$—	$140,842
Obligations of U.S. government corporations and agencies	—	24,933	—	24,933
Obligations of states and political subdivisions	—	270,835	—	270,835
Asset-backed securities	—	466,524	—	466,524
Commercial mortgage-backed securities	—	87,751	—	87,751
Residential mortgage-backed securities	—	1,304,314	—	1,304,314
Corporate debt securities	—	251,842	—	251,842
Equity securities	—	11,341	—	11,341
Derivative assets	—	44,709	4	44,713
Derivative liabilities	—	76,589	—	76,589

	As of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$165,762	$—	$165,762
Obligations of U.S. government corporations and agencies	—	38,470	—	38,470
Obligations of states and political subdivisions	—	306,869	—	306,869
Asset-backed securities	—	492,186	—	492,186
Commercial mortgage-backed securities	—	614,998	—	614,998
Residential mortgage-backed securities	—	2,069,313	—	2,069,313
Corporate debt securities	—	293,653	—	293,653
Equity securities	—	13,571	—	13,571
Loans held for sale	—	23,875	—	23,875
Derivative assets	—	20,314	—	20,314
Derivative liabilities	—	21,501	—	21,501
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
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,121	$5,121
OREO with subsequent impairment	—	—	274	274
Bank property held for sale with impairment	—	—	7,923	7,923

	As of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,926	$2,926
OREO with subsequent impairment	—	—	51	51
Bank property held for sale with impairment	—	—	10,103	10,103
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,121	Appraisal of collateral	Appraisal adjustments	-41.8% to -100.0% (-48.5)%
OREO with subsequent impairment	274	Appraisal of collateral	Appraisal adjustments	-16.0% to -33.0% (-19.8)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$2,926	Appraisal of collateral	Appraisal adjustments	-50.0% to -100.0% (-55.1)%
OREO with subsequent impairment	51	Appraisal of collateral	Appraisal adjustments	-33.0% to -100.0% (-67.9)%
Bank property held for sale with impairment	10,103	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-41.3)%

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

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$347,149	$347,149	$836,095	$836,095
Level 2 inputs:
Debt securities held to maturity	936,328	808,885	—	—
Loans held for sale[1]	4,546	4,555	—	—
Accrued interest receivable	37,409	37,409	31,064	31,064
Level 3 inputs:
Portfolio loans, net	7,579,392	7,319,530	7,101,111	7,161,466
Mortgage servicing rights	6,564	18,815	8,608	12,133
Other servicing rights	1,862	2,253	1,830	2,268

Financial liabilities
Level 2 inputs:
Time deposits	$800,187	$775,441	$935,649	$935,778
Securities sold under agreements to repurchase	234,597	234,597	270,139	270,139
Short-term borrowings	16,225	16,255	17,678	17,673
Long-term debt	33,000	33,071	46,056	46,164
Junior subordinated debt owed to unconsolidated trusts	71,765	60,603	71,635	63,586
Accrued interest payable	5,075	5,075	2,728	2,728
Level 3 inputs:
Senior notes, net of unamortized issuance costs	—	—	39,944	40,400
Subordinated notes, net of unamortized issuance costs	221,835	209,000	182,773	195,600

1.Effective January 1, 2022, recorded at LOCOM.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$35,661	$25,941	$93,924	$93,523

Weighted average number of common shares outstanding, basic	55,349,547	56,227,816	55,399,424	55,256,348
Dilutive effect of common stock equivalents:
Options	249	122	1,606	1,009
Warrants	1,708	1,704	1,749	1,732
RSU awards	624,576	577,611	661,173	602,311
PSU awards	81,268	4,915	37,393	2,601
DSU awards	10,414	12,796	14,275	6,316
ESPP	5,402	7,554	8,136	2,518
Weighted average number of common shares outstanding, diluted	56,073,164	56,832,518	56,123,756	55,872,835

Basic earnings per common share	$0.64	$0.46	$1.70	$1.69
Diluted earnings per common share	$0.64	$0.46	$1.67	$1.67
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive common stock equivalents
Options	—	—	10,389	—
RSU awards	—	47,805	51,883	86,744
PSU awards	160,391	85,571	226,771	95,511
DSU awards	—	—	—	10,323
Total anti-dilutive common stock equivalents	160,391	133,376	289,043	192,578

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13: Accumulated Other Comprehensive Income (Loss)
The following table represents changes in AOCI by component, net of tax, for the period below (dollars in thousands):

	Three Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$(277,310)	$79,047	$(198,263)	$17,013	$(4,850)	$12,163
Unrealized holding gains (losses) on debt securities available for sale, net	(96,937)	27,631	(69,306)	(17,198)	4,902	(12,296)
Amounts reclassified from AOCI, net	74	(21)	53	5	(1)	4
Amortization of unrealized losses on securities transferred to held to maturity	1,806	(515)	1,291	—	—	—
Balance at end of period	$(372,367)	$106,142	$(266,225)	$(180)	$51	$(129)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(17,963)	$5,119	$(12,844)	$(2,012)	$574	$(1,438)
Unrealized holding gains (losses) on cash flow hedges, net	(14,253)	4,061	(10,192)	(7)	2	(5)
Amounts reclassified from AOCI, net	370	(104)	266	288	(82)	206
Balance at end of period	$(31,846)	$9,076	$(22,770)	$(1,731)	$494	$(1,237)

Total AOCI	$(404,213)	$115,218	$(288,995)	$(1,911)	$545	$(1,366)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$(32,272)	$9,199	$(23,073)	$49,644	$(14,151)	$35,493
Unrealized holding gains (losses) on debt securities available for sale, net	(296,507)	84,519	(211,988)	(49,801)	14,195	(35,606)
Unrealized losses on debt securities transferred to held to maturity from available for sale	(48,456)	13,812	(34,644)	—	—	—
Amounts reclassified from AOCI, net	(28)	8	(20)	(23)	7	(16)
Amortization of unrealized losses on securities transferred to held to maturity	4,896	(1,396)	3,500	—	—	—
Balance at end of period	$(372,367)	$106,142	$(266,225)	$(180)	$51	$(129)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(958)	$273	$(685)	$(3,055)	$871	$(2,184)
Unrealized holding gains (losses) on cash flow hedges, net	(30,191)	8,604	(21,587)	470	(134)	336
Amounts reclassified from AOCI, net	(697)	199	(498)	854	(243)	611
Balance at end of period	$(31,846)	$9,076	$(22,770)	$(1,731)	$494	$(1,237)

Total AOCI	$(404,213)	$115,218	$(288,995)	$(1,911)	$545	$(1,366)
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
The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company. The accounting policies of the three operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” in the Company’s 2021 Annual Report. The Company accounts for intersegment revenue and transfers at current market value.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for the Company’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Operating segment
Banking	$294,773	$294,773	$12,352,413	$12,746,833
FirsTech	8,992	8,992	48,499	47,481
Wealth Management	14,108	14,108	80,082	65,587
Other	—	—	16,394	(212)
Consolidated total	$317,873	$317,873	$12,497,388	$12,859,689

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Banking	$90,916	$74,672	$244,820	$211,377
FirsTech	15	19	50	60
Other	(4,626)	(3,936)	(12,581)	(11,247)
Total net interest income	$86,305	$70,755	$232,289	$200,190

Noninterest income
Banking	$13,559	$14,976	$42,827	$42,798
FirsTech	5,578	5,030	16,333	14,700
Wealth Management	12,514	13,746	42,425	39,333
Other	(718)	(493)	(3,861)	884
Total noninterest income	$30,933	$33,259	$97,724	$97,715

Noninterest expense
Banking	$55,273	$59,520	$165,220	$150,032
FirsTech	5,109	4,519	14,601	13,086
Wealth Management	7,682	7,679	23,533	20,961
Other	2,672	1,769	6,850	6,532
Total noninterest expense	$70,736	$73,487	$210,204	$190,611

Income before income taxes
Banking	$46,838	$31,996	$118,663	$114,507
FirsTech	484	530	1,782	1,674
Wealth Management	4,832	6,068	18,892	18,373
Other	(8,016)	(6,198)	(23,292)	(16,895)
Total income before income taxes	$44,138	$32,396	$116,045	$117,659

Net income
Banking	$37,082	$25,123	$94,032	$89,889
FirsTech	353	384	1,300	1,214
Wealth Management	3,756	4,719	14,688	14,285
Other	(5,530)	(4,285)	(16,096)	(11,865)
Total net income	$35,661	$25,941	$93,924	$93,523

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15: Leases
Busey as the Lessee
The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances the Company reported in its unaudited Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Lease balances
Right of use assets	$10,202	$10,533
Lease liabilities	10,311	10,591

Supplemental information
Year through which lease terms extend	2037	2031
Weighted average remaining lease term (in years)	8.61	6.47
Weighted average discount rate	2.91%	2.16%
The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease costs
Operating lease costs	$563	$656	$1,762	$1,828
Variable lease costs	214	94	436	394
Short-term lease costs	5	9	15	43
Total lease cost[1]	$782	$759	$2,213	$2,265

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$1,076	$620	$2,445	$1,756
Operating lease cash flows – Liability reduction	464	569	1,741	1,610
Right of use assets obtained during the period in exchange for operating lease liabilities	1,127	3,408	1,182	5,018

1.Lease costs are included in net occupancy and equipment expense in the unaudited Consolidated Statements of Income.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company was obligated under noncancelable operating leases for office space and other commitments, as follows (dollars in thousands):

As of September 30, 2022
Rent commitments
Remainder of 2022	$539
2023	1,857
2024	1,573
2025	1,349
2026	1,059
2027	886
Thereafter	4,626
Total undiscounted cash flows	11,889
Less: Amounts representing interest	1,578
Present value of net future minimum lease payments	$10,311
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income	$146	$208	$519	$339

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
First Busey is a $12.5 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Our three operating segments provide a full range of banking, payment technology solutions, and wealth management services through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
The following discussion and analysis are intended to assist readers in understanding First Busey’s financial condition and results of operations during the three and nine months ended September 30, 2022, and should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report, as well as our 2021 Annual Report.
CURRENT EVENTS
Hurricane Ian
On September 28, 2022, Hurricane Ian made landfall in southwest Florida impacting our operations in the region. We are focused on assisting our clients and employees as they navigate the challenges from this historic storm. Efforts undertaken to date include: 1) financial assistance for associates impacted by the storm; 2) creation of a relief center for associates to access much needed supplies; 3) staffing resource reallocation to support our southwest Florida operations; 4) fee waivers for impacted customers; and 5) loan modification programs for impacted commercial and residential customers. These are but a few of the initiatives and efforts implemented to date.
Efficiency Initiative
Early in the fourth quarter of 2022, we implemented a targeted restructuring and efficiency optimization plan that is expected to generate annual salary and benefits savings of $4.0 million to $4.4 million. We also expect to incur one-time severance-related costs associated with this initiative of $1.1 million to $1.3 million, most of which are expected to be realized in the fourth quarter. We expect to largely reinvest the anticipated savings to support ongoing growth initiatives across our franchise over the next several quarters.

EXECUTIVE SUMMARY
Operating Results
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Reported:	Net income	$35,661	$25,941	$93,924	$93,523
Adjusted:	Net income[1]	$36,435	$32,845	$95,620	$102,831

Reported:	Diluted earnings per common share	$0.64	$0.46	$1.67	$1.67
Adjusted:	Diluted earnings per common share[1]	$0.65	$0.58	$1.70	$1.84

Reported:	Return on average assets[2]	1.13%	0.81%	1.00%	1.08%
Adjusted:	Return on average assets[1,2]	1.15%	1.03%	1.02%	1.19%

Reported:	Return on average tangible common equity[1,2]	17.41%	10.60%	14.81%	13.12%
Adjusted:	Return on average tangible common equity[1,2]	17.79%	13.43%	15.08%	14.43%

Reported:	Pre-provision net revenue[1]	$46,498	$30,470	$122,133	$104,698
Adjusted:	Pre-provision net revenue[1]	$48,800	$39,409	$129,421	$119,648

Reported:	Pre-provision net revenue to average assets[1,2]	1.47%	0.95%	1.30%	1.21%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.54%	1.23%	1.38%	1.38%

1.A non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Annualized measure.
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
Non-operating Expenses and Non-GAAP Measures
First Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pre-tax adjustments for the three and nine months ended September 30, 2022, included $1.0 million and $2.1 million of expenses, respectively, related to acquisitions and restructuring.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$207,917	$1,085	2.07%	$860,200	$462	0.21%
Investment securities:
U.S. Government obligations	174,357	267	0.61%	251,553	416	0.66%
Obligations of states and political subdivisions[1]	284,069	1,900	2.65%	299,024	1,900	2.52%
Other securities	3,209,327	16,298	2.01%	3,171,163	10,167	1.27%
Loans held for sale	4,195	53	5.01%	15,589	99	2.52%
Portfolio loans[1,2]	7,617,918	76,355	3.98%	7,133,108	65,418	3.64%
Total interest-earning assets[1,3]	$11,497,783	$95,958	3.31%	$11,730,637	$78,462	2.65%

Cash and due from banks	123,480			149,550
Premises and equipment	130,367			144,334
ACL	(89,019)			(96,682)
Other assets	869,245			769,956
Total assets	$12,531,856			$12,697,795

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,880,802	$1,582	0.22%	$2,809,669	$522	0.07%
Savings and money market deposits	3,311,327	1,058	0.13%	3,369,482	811	0.10%
Time deposits	800,996	925	0.46%	1,074,091	1,726	0.64%
Federal funds purchased and repurchase agreements	233,032	459	0.78%	221,813	60	0.11%
Borrowings[4]	307,255	4,300	5.55%	296,185	3,262	4.37%
Junior subordinated debt issued to unconsolidated trusts	71,736	786	4.35%	71,565	728	4.04%
Total interest-bearing liabilities	$7,605,148	$9,110	0.48%	$7,842,805	$7,109	0.36%

Net interest spread[1]			2.83%			2.29%

Noninterest-bearing deposits	3,583,693			3,365,823
Other liabilities	161,567			137,751
Stockholders’ equity	1,181,448			1,351,416
Total liabilities and stockholders’ equity	$12,531,856			$12,697,795

Interest income / earning assets[1,3]	$11,497,783	$95,958	3.31%	$11,730,637	$78,462	2.65%
Interest expense / earning assets	11,497,783	$9,110	0.31%	$11,730,637	$7,109	0.24%
Net interest margin[1]		$86,848	3.00%		$71,353	2.41%

1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes a tax-equivalent adjustment of $0.5 million and $0.6 million for the three months ended September 30, 2022, and 2021, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
5.Annualized.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$331,664	$1,720	0.69%	$597,960	$857	0.19%
Investment securities:
U.S. Government obligations	186,493	836	0.60%	166,300	1,375	1.11%
Obligations of states and political subdivisions[1]	293,161	5,762	2.63%	297,094	5,772	2.60%
Other securities	3,345,611	43,913	1.75%	2,645,746	25,513	1.29%
Loans held for sale	6,376	168	3.52%	23,060	401	2.32%
Portfolio loans[1,2]	7,387,582	203,338	3.68%	6,921,226	189,743	3.67%
Total interest-earning assets[1,3]	$11,550,887	$255,737	2.96%	$10,651,386	$223,661	2.81%

Cash and due from banks	123,881			134,998
Premises and equipment	132,977			138,257
ACL	(88,744)			(98,522)
Other assets	828,815			745,151
Total assets	$12,547,816			$11,571,270

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,742,105	$2,446	0.12%	$2,534,979	$1,529	0.08%
Savings and money market deposits	3,399,782	2,310	0.09%	2,981,559	2,151	0.10%
Time deposits	855,219	3,079	0.48%	1,060,993	6,406	0.81%
Federal funds purchased and repurchase agreements	246,481	665	0.36%	203,777	177	0.12%
Borrowings[4]	296,034	11,165	5.04%	262,024	9,245	4.72%
Junior subordinated debt issued to unconsolidated trusts	71,693	2,148	4.01%	71,524	2,185	4.08%
Total interest-bearing liabilities	$7,611,314	$21,813	0.38%	$7,114,856	$21,693	0.41%

Net interest spread[1]			2.58%			2.40%

Noninterest-bearing deposits	3,569,562			3,010,999
Other liabilities	147,295			121,844
Stockholders’ equity	1,219,645			1,323,571
Total liabilities and stockholders’ equity	$12,547,816			$11,571,270

Interest income / earning assets[1,3]	$11,550,887	$255,737	2.96%	$10,651,386	$223,661	2.81%
Interest expense / earning assets	$11,550,887	$21,813	0.25%	$10,651,386	$21,693	0.27%
Net interest margin[1]		$233,924	2.71%		$201,968	2.54%

1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes a tax-equivalent adjustment of $1.6 million and $1.8 million for the nine months ended September 30, 2022, and 2021, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
5.Annualized.

Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Average interest-earning assets	$11,497,783	$11,730,637	$(232,854)	(2.0)%
Average interest-bearing liabilities	7,605,148	7,842,805	(237,657)	(3.0)%
Average noninterest-bearing deposits	3,583,693	3,365,823	217,870	6.5%

Total average deposits	10,576,818	10,619,065	(42,247)	(0.4)%
Total average liabilities	11,350,408	11,346,379	4,029	—%

Average noninterest-bearing deposits as a percent of total average deposits	33.9%	31.7%	220 bps
Total average deposits as a percent of total average liabilities	93.2%	93.6%	(40) bps

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Average interest-earning assets	$11,550,887	$10,651,386	$899,501	8.4%
Average interest-bearing liabilities	7,611,314	7,114,856	496,458	7.0%
Average noninterest-bearing deposits	3,569,562	3,010,999	558,563	18.6%

Total average deposits	10,566,668	9,588,530	978,138	10.2%
Total average liabilities	11,328,171	10,247,699	1,080,472	10.5%

Average noninterest-bearing deposits as a percent of total average deposits	33.8%	31.4%	240 bps
Total average deposits as a percent of total average liabilities	93.3%	93.6%	(30) bps

Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$95,958	$78,462	$17,496	22.3%
Interest expense	(9,110)	(7,109)	(2,001)	28.1%
Net interest income, on a tax-equivalent basis[1]	$86,848	$71,353	$15,495	21.7%

Net interest margin[1,2]	3.00%	2.41%	59 bps

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$255,737	$223,661	$32,076	14.3%
Interest expense	(21,813)	(21,693)	(120)	0.6%
Net interest income, on a tax-equivalent basis[1]	$233,924	$201,968	$31,956	15.8%

Net interest margin[1,2]	2.71%	2.54%	17 bps

1.Assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
The FOMC raised rates by 150 basis points during the third quarter of 2022, and a total of 300 basis points during the first three quarters of 2022. Rising rates have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. Given the timing of the FOMC meetings in September, the full benefit of the associated movement in rates to our net interest margin will be realized in subsequent quarters. In general, net interest margins have been impacted over the last two years by PPP loans, significant growth in the Company’s liquidity position, organic portfolio loan growth over the past six quarters, and the issuance of debt, with more recent impacts resulting from rate increases.
First Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of September 30, 2022, our loan to deposit ratio was 72.4% and core deposits represented 99.0% of total deposits.
Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.83% and 2.58% for the three and nine months ended September 30, 2022, respectively, compared to 2.29% and 2.40% for the three and nine months ended September 30, 2021, each on a tax-equivalent basis.
The net interest margin discussion above is based upon the results and average balances for the three and nine months ended September 30, 2022, and 2021. Annualized net interest margins for the quarterly periods indicated were as follows:

	2022	2021
First Quarter	2.45%	2.72%
Second Quarter	2.68%	2.50%
Third Quarter	3.00%	2.41%
Fourth Quarter		2.36%
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

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
Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$12,508	$13,749	$(1,241)	(9.0)%
Payment technology solutions	5,080	4,620	460	10.0%
Combined, wealth management fees and payment technology solutions	17,588	18,369	(781)	(4.3)%

Fees for customer services	7,627	9,288	(1,661)	(17.9)%
Mortgage revenue	438	1,740	(1,302)	(74.8)%
Income on bank owned life insurance	958	999	(41)	(4.1)%

Securities income:
Realized net gains (losses) on securities	(74)	(5)	(69)	NM
Unrealized net gains (losses) recognized on equity securities	78	62	16	25.8%
Net securities gains (losses)	4	57	(53)	(93.0)%

Other income	4,318	2,806	1,512	53.9%
Total noninterest income	$30,933	$33,259	$(2,326)	(7.0)%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$42,422	$39,335	$3,087	7.8%
Payment technology solutions	15,045	13,771	1,274	9.3%
Combined, wealth management fees and payment technology solutions	57,467	53,106	4,361	8.2%

Fees for customer services	26,122	25,936	186	0.7%
Mortgage revenue	1,697	6,153	(4,456)	(72.4)%
Income on bank owned life insurance	2,716	3,439	(723)	(21.0)%

Securities income:
Realized net gains (losses) on securities	52	114	(62)	(54.4)%
Unrealized net gains (losses) recognized on equity securities	(2,376)	2,482	(4,858)	(195.7)%
Net securities gains (losses)	(2,324)	2,596	(4,920)	(189.5)%

Other income	12,046	6,485	5,561	85.8%
Total noninterest income	$97,724	$97,715	$9	—%
Total noninterest income was $30.9 million for the three months ended September 30, 2022, a 7.0% decrease from the comparable period in 2021, and was $97.7 million for the nine months ended September 30, 2022, consistent with the comparable period in 2021. Results for the nine months ended September 30, 2021, included four months of operating income for GSB, whereas results for the same period in 2022 reflect the fully integrated acquisition for the complete period. Revenues from wealth management fees and payment technology solutions represented 56.9% and 58.8% of the Company’s noninterest income for the three and nine months ended September 30, 2022, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $17.6 million for the three months ended September 30, 2022, a 4.3% decrease from the comparable period in 2021, and was $57.5 million for the nine months ended September 30, 2022, an 8.2% increase from the comparable period in 2021.
Wealth management fees were $12.5 million for the three months ended September 30, 2022, a 9.0% decrease from the comparable period in 2021, and were $42.4 million for the nine months ended September 30, 2022, a 7.8% increase from the comparable period for 2021. First Busey’s Wealth Management division ended the third quarter of 2022 with $10.7 billion in assets under care, compared to $12.7 billion as of December 31, 2021. The decrease in assets under care was principally due to a reduction in market valuations. Our portfolio management team continues to produce solid results in the face of very volatile markets. In the third quarter, Busey's core investment strategy outperformed its blended benchmark, which consists of 60% MSCI All Country World Index and 40% Bloomberg Intermediate Government/Credit Index.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue was $5.1 million for the three months ended September 30, 2022, a 10.0% increase from the comparable period in 2021, and was $15.0 million for the nine months ended September 30, 2022, a 9.3% increase from the comparable period in 2021. FirsTech segment revenue was $5.6 million for the three months ended September 30, 2022, a 10.8% increase from the comparable period of 2021, and was $16.4 million for the nine months ended September 30, 2022, an 11.0% increase from the comparable period in 2021. FirsTech operations add important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally. We are currently making strategic investments in FirsTech to enhance future growth, including further upgrades to the product and engineering teams to build an Application Programming Interface (API) cloud-based platform to provide for fully integrated payment capabilities as well as the continued development of our Banking as a Service (BaaS) platform.

Fees for customer services were $7.6 million for the three months ended September 30, 2022, a 17.9% decrease from the comparable period in 2021, and were $26.1 million for the nine months ended September 30, 2022, a 0.7% increase from the comparable period in 2021. Beginning on July 1, 2022, we became subject to the Durbin Amendment of the Dodd-Frank Act. The Durbin Amendment requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which resulted in a $2.4 million reduction in fee income during the three months ended September 30, 2022.
Mortgage revenue was $0.4 million for the three months ended September 30, 2022, a 74.8% decrease from the comparable period in 2021, and was $1.7 million for the nine months ended September 30, 2022, a 72.4% decrease from the comparable period in 2021. Decreases primarily resulted from declines in sold-loan mortgage volume and gain on sale premiums. General economic conditions and interest rate volatility may impact fees in future quarters.
Income on bank owned life insurance was $1.0 million for the three months ended September 30, 2022, a 4.1% decrease from the comparable period in 2021, and was $2.7 million for the nine months ended September 30, 2022, a 21.0% decrease from the comparable period in 2021. Decreases resulted from lower life insurance proceeds and a decline in earnings on the cash surrender value of the policies.
Other income was $4.3 million for the three months ended September 30, 2022, a $1.5 million increase from the comparable period in 2021, and was $12.0 million for the nine months ended September 30, 2022, a $5.6 million increase from the comparable period in 2021. Other income benefited from higher income recognized on venture capital investments, check sales, and swap origination fees, partially offset by losses on fixed asset disposal and lower commercial loan sale gains recorded during the three and nine months ended September 30, 2022.
Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$39,762	$41,949	$(2,187)	(5.2)%
Data processing	5,447	7,782	(2,335)	(30.0)%

Premises expenses:
Net occupancy expense of premises	4,705	4,797	(92)	(1.9)%
Furniture and equipment expenses	1,799	2,208	(409)	(18.5)%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,504	7,005	(501)

Professional fees	1,579	1,361	218	16.0%
Amortization of intangible assets	2,871	3,149	(278)	(8.8)%
Interchange expense	1,574	1,434	140	9.8%
Other expense	12,999	10,807	2,192	20.3%
Total noninterest expense	$70,736	$73,487	$(2,751)	(3.7)%

Income taxes	$8,477	$6,455	$2,022	31.3%
Effective income tax rate	19.2%	19.9%	(70) bps

Efficiency ratio[1]	57.6%	67.3%	(970) bps
Adjusted efficiency ratio[1]	56.8%	59.0%	(220) bps

1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$117,226	$107,222	$10,004	9.3%
Data processing	15,800	16,881	(1,081)	(6.4)%

Premises expenses:
Net occupancy expense of premises	14,492	13,606	886	6.5%
Furniture and equipment expenses	5,874	6,300	(426)	(6.8)%
Combined, net occupancy expense of premises and furniture and equipment expenses	20,366	19,906	460

Professional fees	4,693	5,617	(924)	(16.5)%
Amortization of intangible assets	8,833	8,200	633	7.7%
Interchange expense	4,606	4,360	246	5.6%
Other expense	38,680	28,425	10,255	36.1%
Total noninterest expense	$210,204	$190,611	$19,593	10.3%

Income taxes	$22,121	$24,136	$(2,015)	(8.3)%
Effective income tax rate	19.1%	20.5%	(140) bps

Efficiency ratio[1]	60.3%	61.4%	(110) bps
Adjusted efficiency ratio[1]	59.7%	57.5%	220 bps

Full-time equivalent employees as of period-end	1,513	1,462	51	3.5%

1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $70.7 million for the three months ended September 30, 2022, a 3.7% decrease from the comparable period in 2021, and was $210.2 million for the nine months ended September 30, 2022, a 10.3% increase from the comparable period in 2021. Results for the nine months ended September 30, 2021, included four months of operating expenses for GSB, whereas results for the same period in 2022 reflect the fully integrated acquisition for the complete period.
Salaries, wages, and employee benefits were $39.8 million for the three months ended September 30, 2022, a 5.2% decrease from the comparable period in 2021, and were $117.2 million for the nine months ended September 30, 2022, a 9.3% increase from the comparable period in 2021. Full-time equivalents were 1,513 as of September 30, 2022, compared to 1,462 at September 30, 2021. The Company continues to invest in talent across our business lines and our risk management infrastructure. Labor market trends over the past year reflected a shrinking labor supply, while job growth resulted in increased demands for a skilled workforce, putting further upward pressure on salaries, wages, and employee benefits.
Data processing expense was $5.4 million for the three months ended September 30, 2022, a 30.0% decrease from the comparable period in 2021, and was $15.8 million for the nine months ended September 30, 2022, a 6.4% decrease from the comparable period in 2021. Decreases were primarily attributable to higher expenses in 2021 related to the CAC acquisition. Excluding non-operating expenses, data processing expenses increased by $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.5 million for the three months ended September 30, 2022, a 7.2% decrease from the comparable period in 2021, and $20.4 million for the nine months ended September 30, 2022, a 2.3% increase from the comparable period in 2021. Year-over-year increases are primarily attributable to higher maintenance costs, elevated utility costs, and increased real estate taxes.

Professional fees were $1.6 million for the three months ended September 30, 2022, a 16.0% increase from the comparable period in 2021, and $4.7 million for the nine months ended September 30, 2022, a 16.5% decrease from the comparable period in 2021. Excluding non-operating expenses, professional fees increased by $0.3 million and $0.2 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021.
Amortization of intangible assets was $2.9 million for the three months ended September 30, 2022, an 8.8% decrease from the comparable period in 2021, and $8.8 million for the nine months ended September 30, 2022, a 7.7% increase from the comparable period for 2021. Year-over-year increases primarily related to intangible assets acquired in the acquisition of CAC during the second quarter of 2021.
Interchange expense was $1.6 million for the three months ended September 30, 2022, a 9.8% increase from the comparable period in 2021, and was $4.6 million for the nine months ended September 30, 2022, a 5.6% increase from the comparable period in 2021. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.
Other expense was $13.0 million for the three months ended September 30, 2022, a $2.2 million increase from the comparable period in 2021, and was $38.7 million for the nine months ended September 30, 2022, an $10.3 million increase from the comparable period in 2021. Increases were across multiple expense categories including marketing and business development, NMTC amortization, regulatory expenses, and fluctuations in provision for unfunded commitments.
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratios2 were 57.6% and 60.3% for the three and nine months ended September 30, 2022, respectively, compared to 67.3% and 61.4% for the three and nine months ended September 30, 2021, respectively.
Our adjusted efficiency ratios2 were 56.8% and 59.7% for the three and nine months ended September 30, 2022, respectively, compared to 59.0% and 57.5% for three and nine months ended September 30, 2021. The Company remains focused on expense discipline, while making necessary investments to promote the organic growth of our key business lines and related support and risk management functions.
Taxes
Effective income tax rates of 19.2% and 19.9% for the three and nine months ended September 30, 2022, respectively, were lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of September 30, 2022, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings. In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.
2 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021	Change	% Change
Assets
Debt securities available for sale	$2,547,041	$3,981,251	$(1,434,210)	(36.0)%
Debt securities held to maturity	936,328	—	936,328	N/A
Portfolio loans, net of ACL	7,579,392	7,101,111	478,281	6.7%
Total assets	$12,497,388	$12,859,689	$(362,301)	(2.8)%

Liabilities
Deposits:
Noninterest-bearing	$3,628,169	$3,670,267	$(42,098)	(1.1)%
Interest-bearing	6,973,228	7,098,310	(125,082)	(1.8)%
Total deposits	$10,601,397	$10,768,577	$(167,180)	(1.6)%
Securities sold under agreements to repurchase	$234,597	$270,139	$(35,542)	(13.2)%
Subordinated notes, net of unamortized issuance costs	221,835	182,773	39,062	21.4%
Junior subordinated debt owed to unconsolidated trusts	71,765	71,635	130	0.2%
Total liabilities	$11,390,800	$11,540,577	$(149,777)	(1.3)%

Stockholders’ Equity	$1,106,588	$1,319,112	$(212,524)	(16.1)%
Portfolio Loans
We believe that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. First Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. While not specifically limited, we attempt to focus our lending on short to intermediate-term (0-10 years) loans in geographic areas within 125 miles of our lending offices. Loans originated outside of these areas are generally to existing customers of Busey Bank. We attempt to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
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
Geographic distributions of portfolio loans, based on originations, by category were as follows (dollars in thousands):

	September 30, 2022
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,371,973	$475,655	$47,527	$50,738	$1,945,893
Commercial real estate	2,211,923	680,607	202,927	183,227	3,278,684
Real estate construction	290,248	135,102	41,062	33,148	499,560
Retail real estate	1,240,568	210,693	121,881	69,957	1,643,099
Retail other	297,772	2,177	1,699	1,230	302,878
Total portfolio loans	$5,412,484	$1,504,234	$415,096	$338,300	$7,670,114
ACL					(90,722)
Portfolio loans, net of ACL					$7,579,392

	December 31, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,372,584	$463,085	$55,180	$53,037	$1,943,886
Commercial real estate	2,063,681	691,969	191,303	172,854	3,119,807
Real estate construction	199,471	120,785	31,265	34,475	385,996
Retail real estate	1,124,486	235,083	96,563	56,844	1,512,976
Retail other	219,000	3,684	2,181	1,468	226,333
Total portfolio loans	$4,979,222	$1,514,606	$376,492	$318,678	$7,188,998
ACL					(87,887)
Portfolio loans, net of ACL					$7,101,111

Changes in portfolio loan balances were as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021	Change	% Change
Portfolio loans
Commercial loans:
Commercial	$1,945,893	$1,943,886	$2,007	0.1%
Commercial real estate	3,278,684	3,119,807	158,877	5.1%
Real estate construction	499,560	385,996	113,564	29.4%
Commercial loan balances	5,724,137	5,449,689	274,448	5.0%

Retail loans:
Retail real estate	1,643,099	1,512,976	130,123	8.6%
Retail other	302,878	226,333	76,545	33.8%
Retail loan balances	1,945,977	1,739,309	206,668	11.9%

Total portfolio loans	7,670,114	7,188,998	481,116	6.7%
ACL	(90,722)	(87,887)	(2,835)	3.2%
Portfolio loans, net of ACL	$7,579,392	$7,101,111	$478,281	6.7%
Excluding the amortized cost of PPP loans, changes in commercial loan balances were as follows:

	As of
	September 30, 2022	December 31, 2021	Change	% Change
Commercial loan balances	$5,724,137	$5,449,689	$274,448	5.0%
PPP loans amortized cost	(1,426)	(74,958)	73,532	(98.1)%
Commercial loan balances, excluding PPP loans	$5,722,711	$5,374,731	$347,980	6.5%
As of September 30, 2022, the Company has experienced its sixth consecutive quarter of strong core loan3 growth. As has been our practice, we remain steadfast in our disciplined underwriting.
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
Provision for credit loss expenses increased for the three months ended September 30, 2022, due to a provision expense of $2.4 million, compared to a provision release of $1.9 million for the same period in 2021. Provision expense increased for the nine months ended September 30, 2022, due to a provision expense of $3.8 million, compared to a provision release of $10.4 million for the same period in 2021. Releases in 2021 reflect a normalization of the reserve balances following a build-up at the onset of the COVID-19.
3 Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

		As of
		September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Portfolio loans	[a]	$7,670,114	$7,497,778	$7,272,873	$7,188,998	$7,150,635
Non-GAAP adjustments:
PPP loans amortized cost		(1,426)	(7,616)	(31,769)	(74,958)	(178,231)
Core loans[1]	[b]	$7,668,688	$7,490,162	$7,241,104	$7,114,040	$6,972,404

ACL	[c]	$90,722	$88,757	$88,213	$87,887	$92,802

Ratios
ACL to portfolio loans	[c÷a]	1.18%	1.18%	1.21%	1.22%	1.30%
ACL to core loans[1]	[c÷b]	1.18%	1.18%	1.22%	1.24%	1.33%

1.Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
As of September 30, 2022, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
Non-performing Loans and Non-performing Assets
Loans are considered past due if the required principal or interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory guidelines. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

		As of
		September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Portfolio loans	[a]	$7,670,114	$7,497,778	$7,272,873	$7,188,998	$7,150,635
Non-GAAP adjustments:
PPP loans amortized cost		(1,426)	(7,616)	(31,769)	(74,958)	(178,231)
Core loans[1]	[b]	$7,668,688	$7,490,162	$7,241,104	$7,114,040	$6,972,404

Loans 30 – 89 days past due		$6,307	$5,157	$3,916	$6,261	$6,446

Total assets	[c]	12,497,388	12,356,433	12,567,509	12,859,689	12,899,330

Non-performing assets
Non-performing loans:
Non-accrual loans	[d]	15,425	15,840	12,488	15,946	25,369
Loans 90+ days past due and still accruing		1,229	1,654	197	906	491
Total non-performing loans	[e]	16,654	17,494	12,685	16,852	25,860
OREO and other repossessed assets	[f]	1,219	1,429	3,606	4,416	3,184
Total non-performing assets	[g]	$17,873	$18,923	$16,291	$21,268	$29,044

Substandard (excludes 90+ days past due)		84,148	84,411	79,962	70,565	51,740
Classified assets	[h]	$102,021	$103,334	$96,253	$91,833	$80,784

Performing TDRs (includes 30 – 89 days past due)		$1,940	$2,029	$1,771	$1,801	$2,083
ACL	[i]	$90,722	$88,757	$88,213	$87,887	$92,802
Bank Tier 1 Capital	[j]	$1,288,945	$1,265,418	$1,247,370	$1,241,303	$1,238,060

Ratios
ACL to non-accrual loans	[i÷d]	588.15%	560.33%	706.38%	551.15%	365.81%
ACL to non-performing loans	[i÷e]	544.75%	507.36%	695.41%	521.52%	358.86%
ACL to non-performing assets	[i÷g]	507.59%	469.04%	541.48%	413.24%	319.52%
Non-accrual loans to portfolio loans	[d÷a]	0.20%	0.21%	0.17%	0.22%	0.35%
Non-performing loans to portfolio loans	[e÷a]	0.22%	0.23%	0.17%	0.23%	0.36%
Non-performing loans to core loans[1]	[e÷b]	0.22%	0.23%	0.18%	0.24%	0.37%
Non-performing assets to total assets	[g÷c]	0.14%	0.15%	0.13%	0.17%	0.23%
Non-performing assets to portfolio loans and OREO	[g÷(a+f)]	0.23%	0.25%	0.22%	0.30%	0.41%
Classified assets to Bank Tier 1 Capital and ACL	[h÷(i+j)]	7.39%	7.63%	7.21%	6.91%	6.07%

1.Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Asset quality remains strong by both historical as well as present-day industry standards. Non-performing loan balances decreased by 1.2% to $16.7 million as of September 30, 2022, compared with $16.9 million as of December 31, 2021. Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.22% as of September 30, 2022, and 0.23% as of December 31, 2021.
Asset quality metrics remain dependent upon market-specific economic conditions, which may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $83.7 million as of September 30, 2022, compared to $70.5 million as of December 31, 2021. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of September 30, 2022, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
COVID-19 Modifications
To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. As of September 30, 2022, the Company had no loans remaining on full payment deferral, 8 commercial loans on interest-only payment deferral representing $20.6 million in loans, and one payment deferred retail loan representing $0.1 million in loans. In comparison, the Company had 32 commercial loans on interest-only payment deferral representing $128.7 million in loans, and two payment deferred retail loans representing $0.1 million as of December 31, 2021. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.
Deposits
Total deposits decreased by 1.6% to $10.6 billion as of September 30, 2022, compared to $10.8 billion as of December 31, 2021. We focus on deepening our relationships with customers to foster core deposit4 growth, allowing us to reduce our reliance on wholesale funding. Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less. Fluctuations in deposit balances can be attributed to the retention of PPP loan funding in customer deposit accounts, the impacts of fiscal stimulus, inflation and related economic effects on our customers, as well as typical seasonality aspects within our portfolio.
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
4 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, First Busey’s revolving credit facility, or to utilize brokered deposits, as summarized in the table below (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Additional borrowing capacity available from:
FHLB	$1,824,424	$1,536,019
Federal Reserve	752,733	624,627
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,617,157	$2,200,646
As of September 30, 2022, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
OFF-BALANCE-SHEET ARRANGEMENTS
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. We had outstanding loan commitments and standby letters of credit of $2.1 billion as of both September 30, 2022, and December 31, 2021. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
As of September 30, 2022, our reserve for unfunded commitments was $7.1 million, compared to $6.5 million as of December 31, 2021. We recorded a $0.3 million release of the provision for unfunded commitments for the three months ended September 30, 2022, compared with a provision release of $1.0 million for the same period in 2021. We recorded $0.5 million of expenses for the provision for unfunded commitments for the nine months ended September 30, 2022, compared to provision releases totaling $1.1 million for the same period in 2021.
CAPITAL RESOURCES
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of September 30, 2022:

	Minimum Capital Requirements with Capital Buffer	As of September 30, 2022
		First Busey Corporation	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	11.79%	14.45%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.62%	14.45%
Total Capital to Risk Weighted Assets	10.50%	15.98%	15.31%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	9.15%	10.47%
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
(dollars in thousands)

		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
PRE-PROVISION NET REVENUE
Net interest income		$86,305	$70,755	$232,289	$200,190
Total noninterest income		30,933	33,259	97,724	97,715
Net security (gains) losses		(4)	(57)	2,324	(2,596)
Total noninterest expense		(70,736)	(73,487)	(210,204)	(190,611)
Pre-provision net revenue		46,498	30,470	122,133	104,698
Non-GAAP adjustments:
Acquisition and other restructuring expenses		957	8,677	2,095	11,710
Provision for unfunded commitments		(320)	(978)	525	(1,068)
Amortization of New Markets Tax Credits		1,665	1,240	4,668	4,308
Adjusted pre-provision net revenue		$48,800	$39,409	$129,421	$119,648

Pre-provision net revenue, annualized	[a]	$184,476	$120,886	$163,291	$139,981
Adjusted pre-provision net revenue, annualized	[b]	193,609	156,351	173,035	159,969
Average total assets	[c]	12,531,856	12,697,795	12,547,816	11,571,270

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.47%	0.95%	1.30%	1.21%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.54%	1.23%	1.38%	1.38%

1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$35,661	$25,941	$93,924	$93,523
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		—	4,462	587	5,587
Data processing		—	3,182	214	3,557
Loss on leases or fixed asset impairment		—	—	—	—
Professional fees, occupancy, and other		4	776	242	2,309
Other restructuring expenses:
Salaries, wages, and employee benefits		—	257	—	257
Data processing		—	—	—	—
Loss on leases or fixed asset impairment		877	—	976	—
Professional fees, occupancy, and other		76	—	76	—
MSR valuation impairment		—	—	—	—
Related tax benefit		(183)	(1,773)	(399)	(2,402)
TJCA related adjustment		$—	$—	$—	$—
Adjusted net income	[b]	$36,435	$32,845	$95,620	$102,831

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,073,164	56,832,518	56,123,756	55,872,835

Reported: Diluted earnings per share	[a÷c]	$0.64	$0.46	$1.67	$1.67
Adjusted: Diluted earnings per share	[b÷c]	$0.65	$0.58	$1.70	$1.84

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$141,481	$102,918	$125,576	$125,040
Adjusted net income, annualized	[e]	144,552	130,309	127,844	137,485
Average total assets	[f]	12,531,856	12,697,795	12,547,816	11,571,270

Reported: Return on average assets[1]	[d÷f]	1.13%	0.81%	1.00%	1.08%
Adjusted: Return on average assets[1]	[e÷f]	1.15%	1.03%	1.02%	1.19%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,181,448	$1,351,416	$1,219,645	$1,323,571
Average goodwill and other intangible assets, net		(368,981)	(380,885)	(371,873)	(370,829)
Average tangible common equity	[g]	$812,467	$970,531	$847,772	$952,742

Reported: Return on average tangible common equity[1]	[d÷g]	17.41%	10.60%	14.81%	13.12%
Adjusted: Return on average tangible common equity[1]	[e÷g]	17.79%	13.43%	15.08%	14.43%

1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income		$86,305	$70,755	$232,289	$200,190
Non-GAAP adjustments:
Tax-equivalent adjustment		543	598	1,635	1,778
Tax-equivalent net interest income		86,848	71,353	233,924	201,968
Purchase accounting accretion related to business combinations		(830)	(1,799)	(2,588)	(5,682)
Adjusted net interest income		$86,018	$69,554	$231,336	$196,286

Tax-equivalent net interest income, annualized	[a]	$344,560	$283,085	$312,756	$270,030
Adjusted net interest income, annualized	[b]	341,267	275,948	309,295	262,434
Average interest-earning assets	[c]	11,497,783	11,730,637	11,550,887	10,651,386

Reported: Net interest margin[1]	[a÷c]	3.00%	2.41%	2.71%	2.54%
Adjusted: Net interest margin[1]	[b÷c]	2.97%	2.35%	2.68%	2.46%

1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Noninterest Expense, Adjusted Core Expense, Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income		$86,305	$70,755	$232,289	$200,190
Non-GAAP adjustments:
Tax-equivalent adjustment		543	598	1,635	1,778
Tax-equivalent net interest income		86,848	71,353	233,924	201,968

Total noninterest income		30,933	33,259	97,724	97,715
Non-GAAP adjustments:
Net security (gains) losses		(4)	(57)	2,324	(2,596)
Noninterest income excluding net securities gains and losses		30,929	33,202	100,048	95,119

Tax-equivalent net interest income plus noninterest income excluding net securities gains and losses	[a]	$117,777	$104,555	$333,972	$297,087

Total noninterest expense		70,736	73,487	210,204	190,611
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(2,871)	(3,149)	(8,833)	(8,200)
Non-interest expense excluding amortization of intangible assets	[c]	67,865	70,338	201,371	182,411
Non-operating adjustments:
Salaries, wages, and employee benefits		—	(4,719)	(587)	(5,844)
Data processing		—	(3,182)	(214)	(3,557)
Impairment, professional fees, occupancy, and other		(957)	(776)	(1,294)	(2,309)
Adjusted noninterest expense	[f]	66,908	61,661	199,276	170,701
Provision for unfunded commitments		320	978	(525)	1,068
Amortization of New Markets Tax Credits		(1,665)	(1,240)	(4,668)	(4,308)
Adjusted core expense	[g]	$65,563	$61,399	$194,083	$167,461

Noninterest expense, excluding non-operating adjustments	[f-b]	69,779	64,810	208,109	178,901

Reported: Efficiency ratio	[c÷a]	57.62%	67.27%	60.30%	61.40%
Adjusted: Efficiency ratio	[f÷a]	56.81%	58.97%	59.67%	57.46%
Adjusted: Core efficiency ratio	[g÷a]	55.67%	58.72%	58.11%	56.37%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		September 30, 2022	December 31, 2021
Total stockholders' equity		$1,106,588	$1,319,112
Goodwill and other intangible assets, net		(367,091)	(375,924)
Tangible book value	[a]	$739,497	$943,188

Ending number of common shares outstanding	[b]	55,232	55,435

Tangible book value per common share	[a÷b]	$13.39	$17.01

Tangible Common Equity and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		September 30, 2022	December 31, 2021
Total assets		$12,497,388	$12,859,689
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(367,091)	(375,924)
Tax effect of other intangible assets[1]		9,369	16,254
Tangible assets	[a]	$12,139,666	$12,500,019

Total stockholders' equity		$1,106,588	$1,319,112
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(367,091)	(375,924)
Tax effect of other intangible assets[1]		9,369	16,254
Tangible common equity	[b]	$748,866	$959,442

Tangible common equity to tangible assets[2]	[b÷a]	6.17%	7.68%

1.Net of estimated deferred tax liability.
2.Tax-effected measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans, Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits
(dollars in thousands)

		As of
		September 30, 2022	December 31, 2021
Portfolio loans	[a]	$7,670,114	$7,188,998
Non-GAAP adjustments:
PPP loans amortized cost		(1,426)	(74,958)
Loans acquired in business combinations, prior to integration		—	—
Core loans	[b]	$7,668,688	$7,114,040

Total deposits	[c]	10,601,397	10,768,577
Non-GAAP adjustments:
Brokered transaction accounts		(2,006)	(2,248)
Time deposits of $250,000 or more		(103,534)	(137,449)
Deposits acquired in business combinations, prior to integration		—	—
Core deposits	[d]	$10,495,857	$10,628,880

RATIOS
Core loans to portfolio loans	[b÷a]	99.98%	98.96%
Core deposits to total deposits	[d÷c]	99.00%	98.70%
Core loans to core deposits	[b÷d]	73.06%	66.93%

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
Realized securities gains or losses are reported in the unaudited Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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
We consider the following factors in assessing whether the decline is due to a credit loss:
•Extent to which the fair value is less than the amortized cost basis;
•Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors);
•Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•Failure of the issuer of the security to make scheduled interest or principal payments; and
•Any changes to the rating of the security by a rating agency.
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
As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +/-200 and +/-300 basis points. As of December 31, 2021, a downward adjustment in federal fund rates was not meaningful due to the low interest rate environment at that time. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.
The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-300	-200	- 100	+100	+200	+300
September 30, 2022	(22.39)%	(13.99)%	(5.83)%	4.60%	9.17%	13.76%
December 31, 2021	NM	NM	NM	8.77%	17.19%	25.64%

	Year-Two: Basis Point Changes
	-300	-200	- 100	+100	+200	+300
September 30, 2022	(27.75)%	(17.09)%	(7.21)%	5.52%	11.12%	16.78%
December 31, 2021	NM	NM	NM	9.51%	18.22%	26.84%
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of September 30, 2022, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. During the third quarter of 2022, the Company purchased 130,000 shares under the plan. As of September 30, 2022, the Company had 147,210 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	106,000	$23.58	106,000	171,210
August 1-31, 2022	24,000	$24.50	24,000	147,210
September 1-30, 2022	—	$—	—	147,210
Three months ended September 30, 2022	130,000	$23.75	130,000

Nine months ended September 30, 2022	388,614	$25.50	388,614
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2022	FIRST BUSEY CORPORATION (Registrant)

	By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ LYNETTE M. STRODE
Lynette M. Strode
Principal Accounting Officer