Form 10-K
period 2022-12-31
FIRST BUSEY CORP /NV/
filed 2023-02-23
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $1.2 billion, determined using a per share closing price for the registrant’s common stock on that date of $22.85, as quoted on The Nasdaq Global Select Market.
As of February 23, 2023, there were 55,288,101 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of First Busey Corporation to be held May 24, 2023, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION
FORM 10-K ANNUAL REPORT

GLOSSARY
We use acronyms, abbreviations, and other terms throughout this Annual Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
API	Application programming interface
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BaaS	Banking as a Service
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule	Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act
BHCA	Bank Holding Company Act of 1956, as amended
bps	basis points
CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	ASU 2016-13, codified as ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance issued jointly by the OCC, the Federal Reserve, and the FDIC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund of the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSU	Deferred stock unit
Durbin	The Durbin Amendment to the Dodd-Frank Act, requiring the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value
The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”

FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation

Term	Definition
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
First Community	First Community Financial Partners, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Illinois CRA	Illinois Community Reinvestment Act
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LCR	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which assets are carried at amortized historical cost less write-offs and downward fair value adjustments, as may be applicable
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
NMTC	New Markets Tax Credit
NSFR	Net stable funding ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PCI	Purchased credit impaired
PPP	Paycheck Protection Program
PSU	Performance-based restricted stock unit
Pulaski	Pulaski Financial Corp.
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
TDR	Troubled debt restructuring
Term loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

PART I
ITEM 1. BUSINESS
INTRODUCTION
First Busey, a Nevada corporation organized in 1980, is a $12.3 billion financial holding company. First Busey conducts a broad range of financial services through its wholly-owned bank subsidiary, Busey Bank, with banking centers in Illinois, Missouri, Florida, and Indiana. First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
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
SUBSIDIARIES OF FIRST BUSEY
First Busey conducts the business of banking, related banking services, asset management, brokerage, and fiduciary services through Busey Bank, payment technology solutions through FirsTech, and captive insurance through First Busey Risk Management. First Busey also has various other subsidiaries that are not significant to the consolidated entity.
Busey Bank
Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois. Busey Bank has 46 banking centers in Illinois, eight in Missouri, three in southwest Florida, and one in Indianapolis, Indiana.
Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve our customers’ needs. Commercial services include commercial, commercial real estate, real estate construction, and agricultural loans, as well as commercial depository services such as cash management. Retail banking services include residential real estate, home equity lines of credit and consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and individual retirement accounts and other fiduciary services through our banking center, automated teller machines, and technology-based networks.

Busey Bank’s principal sources of income are interest and fees on loans and investments, wealth management fees, and service fees. Principal expenses are interest paid on deposits and borrowings and general operating expenses. Busey Bank’s primary markets are central Illinois; northern Illinois, including the Chicago metropolitan area; the St. Louis, Missouri, metropolitan area; southwest Florida; and central Indiana.
Busey Bank provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations through its Wealth Management business. As of December 31, 2022, $11.1 billion of assets were under care. For individuals, Busey Bank provides investment management, trust and estate advisory services, and financial planning. For businesses, it provides investment management, business succession planning, and employee retirement plan services. For foundations, Busey Bank provides investment management, investment strategy consulting, and fiduciary services. Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement. In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.
FirsTech
FirsTech, a subsidiary of Busey Bank, provides comprehensive and innovative payment technology solutions. Through our payment platform, which utilizes an API cloud-based platform, our technology provides for fully integrated payments capabilities. FirsTech's multi-channel payment platform allows businesses to collect payments from their customers in a variety of ways, to enable fast, frictionless payments. Payment method vehicles include text, interactive voice response, electronic payment concentration delivered to Automated Clearing House networks, money management and credit card networks, walk-in payment processing, direct debit services, and lockbox remittance processing for customers to make payments by mail. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services. Our client base represents a diverse set of industries, with a higher concentration in highly regulated industries, such as financial institutions, utility, insurance, and telecommunications industries. The Company continues to make strategic investments across key areas of the business including technology, product, sales, and operations.
First Busey Risk Management
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
BANKING CENTER MARKETS
Busey Bank serves the Illinois banking market with 46 banking centers. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business. Ten of our banking centers in Illinois are located within the Chicago Metropolitan Statistical Area, and 12 of our banking centers in Illinois are located within the St. Louis Metropolitan Statistical Area.
Busey Bank has eight banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. We have a total of 20 banking centers within the boundaries of the St. Louis Metropolitan Statistical Area, including branches in both Illinois and Missouri.
Busey Bank has three banking centers in southwest Florida, an area which has experienced strong population growth, job growth, and an expanded housing market, as well as the benefits of a tourism and winter resort economy.
Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, particularly because it serves as the headquarters of many large corporations.

COMPETITION
Busey Bank competes actively with national and state banks, savings and loan associations, and credit unions for deposits and loans mainly in Illinois; the St. Louis, Missouri, metropolitan area; southwest Florida; and central Indiana. Busey Bank competes for real estate and other loans primarily on the basis of type of loan, interest rates and loan fees, and the quality of services provided. Busey Bank and FirsTech compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, payment technology solution companies, fintech companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, wealth management, and other products and services.
Busey Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, digital banks, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Busey Bank attracts a significant amount of deposits through its banking centers, primarily from the communities in which those banking centers are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities. Busey Bank competes for deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, technology enabled solutions including internet and mobile banking, and convenient banking centers with inter-branch deposit and withdrawal privileges.
Based on information obtained from the FDIC Summary of Deposits dated June 30, 2022, the most recent report available, Busey Bank ranked in the top 10 in total deposits in nine Illinois counties:

As of June 30, 2022
County	Busey Bank Market Share Ranking
Champaign	1
Macon	1
Madison	1
St. Clair	3
Mclean	4
Peoria	4
Tazewell	4
Grundy	5
Will	7
SUPERVISION, REGULATION, AND OTHER FACTORS
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
The Company crossed the $10.0 billion threshold in 2020. The material consequences to the Company of crossing the $10.0 billion threshold are as follows:
Interchange Fees
Durbin required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions. Interchange fees, also known as “swipe” fees, are charges that merchants pay to card-issuing banks, such as Busey Bank, for processing electronic payment transactions. The Federal Reserve set the maximum interchange fee at 21 cents, plus five basis points of the transaction value. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. Durbin limitations are applicable to any banking entity with over $10.0 billion in assets and became applicable to Busey Bank on July 1, 2022, following a six-month transition period. Compliance with Durbin has reduced Busey Bank’s earnings on the covered debit transactions.
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

CFPB Examination and Enforcement
Although the CFPB’s rules issued under federal consumer financial protection laws are applicable to all providers of consumer financial services, the CFPB only has examination and enforcement authority over banks with more than $10.0 billion in assets (measured over four consecutive quarters). Busey Bank continues to be examined for compliance with consumer laws by its primary federal regulatory agency, the FDIC, and in August 2022 began the transition to CFPB oversight.
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
The Basel III Rule
U.S. federal banking agencies adopted the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”) in regulations that were effective (with a number of phase-ins) in 2015. The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. First Busey Corporation and Busey Bank are each subject to the Basel III Rule as described below.

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
Minimum Capital Ratio Requirements
The Basel III Rule requires minimum capital ratios as follows:
•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
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
Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain all of the following:
•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2022: (i) Busey Bank was not subject to a directive from the FDIC to increase its capital and (ii) Busey Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.
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
Supervision and Regulation of First Busey Corporation
General
First Busey Corporation, as the sole stockholder of Busey Bank, is a bank holding company. As a bank holding company, First Busey Corporation is registered with, and subject to regulation, supervision, and enforcement by, the Federal Reserve under the BHCA. First Busey Corporation is legally obligated to act as a source of financial and managerial strength to Busey Bank and to commit resources to support it in circumstances where we might not otherwise do so. Under the BHCA, First Busey Corporation is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding First Busey Corporation and Busey Bank as the Federal Reserve may require.
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
The BHCA generally prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing, and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits First Busey Corporation to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity, or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. First Busey Corporation has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, First Busey Corporation and Busey Bank must be well-capitalized, well-managed, and Busey Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Dividend Payments
First Busey Corporation's ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey Corporation is subject to the limitations of Nevada law, which allows First Busey Corporation to pay dividends unless, after such dividend, (i) First Busey Corporation would not be able to pay its debts as they become due in the usual course of business or (ii) First Busey Corporation’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey Corporation were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.
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

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations, like First Busey Corporation, that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.
Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, which was exacerbated by the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Federal Securities Regulation
First Busey Corporation’s common stock is registered with the SEC under the Securities Act and the Exchange Act. Consequently, First Busey Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the COVID-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and in order to raise the reserve ratio to 1.35% by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessments. As a result of this change, the Bank's FDIC insurance assessment rate will increase beginning in 2023.
The DIF balance was approximately $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter. The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.
Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets. During the year ended December 31, 2022, Busey Bank paid supervisory assessments to the DFPR totaling approximately $0.9 million.
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
Certain limitations and reporting requirements are also placed on extensions of credit by Busey Bank to its directors and officers, to directors and officers of First Busey Corporation and its subsidiaries, to principal stockholders of First Busey Corporation, and to “related interests” of such directors, officers, and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey Corporation or Busey Bank, or a principal stockholder of First Busey Corporation, may obtain credit from banks with which Busey Bank maintains a correspondent relationship.
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
During the past decade, bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities, and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified by the Company for 2023 are discussed under “Item 1A. Risk Factors” below. Busey Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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
In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the "CRA Proposal"). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate-income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluations and clarifying eligible CRA activities focused on low- and moderate-income communities and under-served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.
In 2022, Busey Bank, like all Illinois chartered banks, became subject to state level CRA standards, following passage of the Illinois CRA. This means that, in addition to the federal CRA review, Busey Bank will be reviewed by the DFPR to assess Busey Bank’s record of meeting the credit needs of its communities. Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of Busey Bank’s effectiveness in meeting its Illinois CRA requirements.

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
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern. The interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. Federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2022, Busey Bank did not exceed these guidelines.
Consumer Financial Services
The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Busey Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10.0 billion in assets. In August 2022 the CFPB began the process of assuming supervisory authority over Busey Bank.
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
Van A. Dukeman. Mr. Dukeman, age 64, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. from May 1998 until its merger with First Busey.

Robin N. Elliott. Mr. Elliott, age 46, was appointed President and Chief Executive Officer of Busey Bank in April 2019, and also became the President and CEO of FirsTech in December 2022. Prior to that, he served as Chief Operating Officer of First Busey since February 2016 and Chief Financial Officer of First Busey since January 2014. Mr. Elliott had previously served as Director of the Business Banking Group of Busey Bank since November 2011. Prior to that appointment, he had served as Director of Finance & Treasury since joining the organization in 2006.
Jeffrey D. Jones. Mr. Jones, age 49, was appointed Chief Financial Officer of First Busey in July 2019. Prior to that, he was Co-Head of the US Depository Group and Head of Depository Investment Banking with Stephens, Inc., since 2015.
Monica L. Bowe. Ms. Bowe, age 49, has served as Chief Risk Officer of First Busey since January 2020. Prior to that, she served as Senior Director of Operational Risk Program Management at KeyBank, a subsidiary of KeyCorp headquartered in Cleveland, Ohio, since 2015.
John J. Powers. Mr. Powers, age 67, has served as General Counsel of First Busey since December 2011. Prior to that, he was a stockholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.
Amy L. Randolph. Mrs. Randolph, age 48, was appointed Chief of Staff in April 2017. Prior to that appointment she served as Executive Vice President and Chief Brand Officer since March 2014. Prior to March 2014, she served as Senior Vice President of Growth Strategies since 2008.
HUMAN CAPITAL
First Busey is built upon a strong commitment to associate, customer, stockholder, and community experiences. Our associates are the cornerstone of this unwavering commitment. Busey’s vision, Service Excellence in Everything We Do, starts with dedication to our associates. We are deeply humbled to be consistently recognized nationally and locally throughout our footprint for this steadfastness. Nationally, the organization is named among America’s Best Banks by Forbes; the Best Banks to Work For by American Banker since 2016; the Best Places to Work in Money Management by Pension and Investments since 2018; and a Leading Disability Employer by the National Organization on Disability. Locally, Busey has been voted as one of the Best Places to Work in Illinois since 2016 and a Best Company to Work For in Florida since 2017. From exceeding the needs of customers and colleagues to serving our communities selflessly, our associates show unmatched dedication to Busey. Their shared experiences are what make these and other awards possible. Since we opened our doors 155 years ago, we have maintained our core values, creating a strong foundation and shaping our inclusive culture.
Busey remains committed to bringing diversity and inclusion to our organization, the banking profession, and the communities where we live and work. Busey is dedicated to attracting and retaining talent across a variety of backgrounds and experiences. A diverse team—one with varying beliefs and opinions—promotes productivity, creativity, and innovation, while better meeting and exceeding the needs of a diverse customer base. Recruiting, supporting, and retaining a diversified workforce with varying perspectives and ideas, while having an inclusive culture, is the foundation of our core values—One Busey. Our endeavors in this regard are reported to the Employee Benefit and Compensation Committee, as well as the Board's Enterprise Risk Committee, which hold the organization accountable to this core value at the highest levels of management. We maintain an Affirmative Action Plan, the results of which – including proactive steps for inclusion – are reviewed by this same group. Busey supports and empowers women in the workplace as reflected in our gender-diverse workforce. In 2022, women comprised 60% of Busey's total number of associates, and made up 25% of our senior leadership, providing meaningful contributions not only within the organization but throughout the communities we serve.
Associate engagement is an important barometer of our cultural health. We regularly solicit feedback to understand the views of our associates about their work environment and Busey’s culture. The results from engagement surveys are used to implement programs and processes designed to enhance engagement and improve the associate experience. With a strong 90% participation rate and an approach focused on continuous improvement, 2022 results increased to the highest scores in Busey’s history. One such way to keep associates informed and engaged is through our quarterly update calls, which are conducted by Busey leadership. These calls provide important information about the financial health of the Company, but more importantly they provide a cultural touchpoint to solidify Busey’s commitment to our number one asset – our associates. A tenet of our engaged culture is a commitment to investing in associates through unique, award-winning training and development programs. In 2022, 52% of our associate base engaged in talent and leadership development programs. Since 2017, Busey has been a proud recipient of the Association for Talent Development’s BEST Award, which is presented to organizations that demonstrate enterprise-wide success as a result of employee talent development.

Additionally, we care about the health and well-being of our associates and their families, as evidenced in the 94% participation rate in our innovative, holistic health and wellness program, B Well. Investments in B Well include a stress management and mental wellness component, lifesaving biometric screenings, a corporate health and wellness coach, onsite wellness center, health club reimbursements, on-demand wellness streaming service and Health Savings Account investments funded by the Company. In 2022, Busey was honored to be recognized among the 2022 Illinois' Healthiest Employers, by global health insurer Cigna and Crain’s Content Studio marking the fifth year the Company was named among this elite group.
As of December 31, 2022, First Busey and our subsidiaries had a total of 1,497 full-time equivalents. Geographic distribution of our associates is as follows:

	As of December 31, 2022
	Full-time	Part-time	Total
Busey associates by state
Illinois	1,008	86	1,094
Missouri	163	6	169
Florida	73	1	74
Indiana	20	1	21
Remote	186	—	186
Total number of associates	1,450	94	1,544
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
NON-GAAP FINANCIAL INFORMATION
This Annual Report contains certain financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP financial measures and non-GAAP ratios, together with the related GAAP financial measures, in analysis of the Company’s performance and in making business decisions, as well as for comparison to the Company’s peers. The Company believes the adjusted measures are useful for investors and management to understand the effects of certain non-recurring noninterest items and provide additional perspective on the Company’s performance over time.
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
A listing of the Company's non-GAAP financial measures and ratios are shown in the table below, together with the related GAAP financial measures.

GAAP Financial Measures	Related Non-GAAP Financial Measures	Related Non-GAAP Ratios
Net interest income Total noninterest income Net security gains and losses Total noninterest expense	Pre-provision net revenue	Pre-provision net revenue to average assets
	Adjusted pre-provision net revenue	Adjusted pre-provision net revenue to average assets

Net income	Adjusted net income	Adjusted diluted earnings per share
Adjusted return on average assets
Adjusted return on average tangible common equity

Average common equity	Average tangible common equity	Return on average tangible common equity
Adjusted return on average tangible common equity

Net interest income	Tax-equivalent net interest income	Net interest margin
	Adjusted net interest income	Adjusted net interest margin

Net interest income Total noninterest income Net security gains and losses	Tax-equivalent revenue	Efficiency ratio
Adjusted efficiency ratio
Adjusted core efficiency ratio

Total noninterest expense Amortization of intangible assets	Non-interest expense excluding amortization of intangible assets	Efficiency ratio
	Adjusted noninterest expense	Adjusted efficiency ratio
	Adjusted core expense	Adjusted core efficiency ratio

Total noninterest expense	Noninterest expense, excluding non-operating adjustments

Total assets Goodwill and other intangible assets, net	Tangible assets	Tangible common equity to tangible assets

Total stockholders’ equity Goodwill and other intangible assets, net	Tangible common equity	Tangible common equity to tangible assets
	Tangible book value	Tangible book value per common share

Portfolio loans	Core loans	Core loans to portfolio loans
Core loans to core deposits

Total deposits	Core deposits	Core deposits to total deposits
Core loans to core deposits
A reconciliation of non-GAAP financial measures to what management believes to be the most directly comparable GAAP financial measures appears below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue, Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets
(dollars in thousands)

		Years Ended December 31,
		2022	2021	2020
PRE-PROVISION NET REVENUE
Net interest income		$323,438	$270,698	$282,935
Total noninterest income		126,803	132,804	118,265
Net security (gains) losses		2,133	(3,070)	(1,331)
Total noninterest expense		(283,881)	(261,780)	(234,197)
Pre-provision net revenue	[a]	$168,493	$138,652	$165,672
Non-GAAP adjustments:
Acquisition and other restructuring expenses		4,537	17,351	10,711
Provision for unfunded commitments		61	(774)	1,822
Amortization of New Markets Tax Credits		6,333	5,563	2,311
Adjusted pre-provision net revenue	[b]	$179,424	$160,792	$180,516

Average total assets	[c]	$12,492,948	$11,904,935	$10,292,256

Reported: Pre-provision net revenue to average assets	[a÷c]	1.35%	1.16%	1.61%
Adjusted: Pre-provision net revenue to average assets	[b÷c]	1.44%	1.35%	1.75%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Years Ended December 31,
		2022	2021	2020
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$128,311	$123,449	$100,344
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		587	7,347	—
Data processing		214	3,700	56
Loss on leases or fixed asset impairment		—	—	479
Professional fees, occupancy, and other		258	2,599	864
Other restructuring expenses:
Salaries, wages, and employee benefits		2,409	472	2,470
Loss on leases or fixed asset impairment		986	3,227	6,657
Professional fees, occupancy, and other		83	6	185
Related tax benefit		(938)	(3,692)	(2,327)
Adjusted net income	[b]	$131,910	$137,108	$108,728

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,137,164	56,008,805	54,826,939

Reported: Diluted earnings per share	[a÷c]	$2.29	$2.20	$1.83
Adjusted: Diluted earnings per share	[b÷c]	2.35	2.45	1.98

RETURN ON AVERAGE ASSETS
Average total assets	[d]	12,492,948	11,904,935	10,292,256

Reported: Return on average assets	[a÷d]	1.03%	1.04%	0.97%
Adjusted: Return on average assets	[b÷d]	1.06%	1.15%	1.06%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,195,171	$1,324,862	$1,240,374
Average goodwill and other intangible assets, net		(370,424)	(372,593)	(368,624)
Average tangible common equity	[e]	$824,747	$952,269	$871,750

Reported: Return on average tangible common equity	[a÷e]	15.56%	12.96%	11.51%
Adjusted: Return on average tangible common equity	[b÷e]	15.99%	14.40%	12.47%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Years Ended December 31,
		2022	2021	2020
Net interest income		$323,438	$270,698	$282,935
Non-GAAP adjustments:
Tax-equivalent adjustment		2,199	2,355	2,740
Tax-equivalent net interest income	[a]	325,637	273,053	285,675
Purchase accounting accretion related to business combinations		(3,134)	(7,151)	(10,391)
Adjusted net interest income	[b]	$322,503	$265,902	$275,284

Average interest-earning assets	[c]	$11,473,063	$10,978,116	$9,417,938

Reported: Net interest margin	[a÷c]	2.84%	2.49%	3.03%
Adjusted: Net interest margin	[b÷c]	2.81%	2.42%	2.92%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Years Ended December 31,
		2022	2021	2020
Net interest income		$323,438	$270,698	$282,935
Non-GAAP adjustments:
Tax-equivalent adjustment		2,199	2,355	2,740
Tax-equivalent net interest income		325,637	273,053	285,675

Total noninterest income		126,803	132,804	118,265
Non-GAAP adjustments:
Net security (gains) losses		2,133	(3,070)	(1,331)
Noninterest income excluding net securities gains and losses		128,936	129,734	116,934

Tax-equivalent revenue	[a]	$454,573	$402,787	$402,609

Total noninterest expense		$283,881	$261,780	$234,197
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(11,628)	(11,274)	(10,008)
Non-interest expense excluding amortization of intangible assets	[c]	272,253	250,506	224,189
Non-operating adjustments:
Salaries, wages, and employee benefits		(2,996)	(7,819)	(2,470)
Data processing		(214)	(3,700)	(56)
Lease or fixed asset impairment		(986)	(3,227)	(7,136)
Professional fees and other		(341)	(2,605)	(1,049)
Adjusted noninterest expense	[f]	267,716	233,155	213,478
Provision for unfunded commitments		(61)	774	(1,822)
Amortization of New Markets Tax Credits		(6,333)	(5,563)	(2,311)
Adjusted core expense	[g]	$261,322	$228,366	$209,345

Noninterest expense, excluding non-operating adjustments	[f-b]	$279,344	$244,429	$223,486

Reported: Efficiency ratio	[c÷a]	59.89%	62.19%	55.68%
Adjusted: Efficiency ratio	[f÷a]	58.89%	57.89%	53.02%
Adjusted: Core efficiency ratio	[g÷a]	57.49%	56.70%	52.00%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of December 31,
		2022	2021
Total stockholders' equity		$1,145,977	$1,319,112
Goodwill and other intangible assets, net		(364,296)	(375,924)
Tangible book value	[a]	$781,681	$943,188

Ending number of common shares outstanding	[b]	55,279,124	55,434,910

Tangible book value per common share	[a÷b]	$14.14	$17.01

Tangible Common Equity and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of December 31,
		2022	2021
Total assets		$12,336,677	$12,859,689
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(364,296)	(375,924)
Tax effect of other intangible assets[1]		8,847	16,254
Tangible assets	[a]	$11,981,228	$12,500,019

Total stockholders' equity		$1,145,977	$1,319,112
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(364,296)	(375,924)
Tax effect of other intangible assets[1]		8,847	16,254
Tangible common equity	[b]	$790,528	$959,442

Tangible common equity to tangible assets[2]	[b÷a]	6.60%	7.68%
___________________________________________
1.Net of estimated deferred tax liability.
2.Tax-effected measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans, Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits
(dollars in thousands)

		As of December 31,
		2022	2021
Portfolio loans	[a]	$7,725,702	$7,188,998
Non-GAAP adjustments:
PPP loans amortized cost		(845)	(74,958)
Core loans	[b]	$7,724,857	$7,114,040

Total deposits	[c]	$10,071,280	$10,768,577
Non-GAAP adjustments:
Brokered transaction accounts		(1,303)	(2,248)
Time deposits of $250,000 or more		(120,377)	(137,449)
Core deposits	[d]	$9,949,600	$10,628,880

RATIOS
Core loans to portfolio loans	[b÷a]	99.99%	98.96%
Core deposits to total deposits	[d÷c]	98.79%	98.70%
Core loans to core deposits	[b÷d]	77.64%	66.93%

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
These forward-looking statements are subject to significant risks, assumptions, and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations, and future prospects can be found under “Item 1A. Risk Factors” in this Annual Report and elsewhere in our periodic and current reports filed with the SEC. These factors include, but are not limited to, the following:
•the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints);
•the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the Coronavirus Disease 2019 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine);
•changes in state and federal laws, regulations, and governmental policies concerning First Busey’s general business;
•changes in accounting policies and practices;
•changes in interest rates and prepayment rates of First Busey’s assets (including the impact of the LIBOR phase-out);
•increased competition in the financial services sector and the inability to attract new customers;
•changes in technology and the ability to develop and maintain secure and reliable electronic systems;
•the loss of key executives or associates;
•changes in consumer spending;
•unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated;
•unexpected outcomes of existing or new litigation involving First Busey;
•the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards; and
•other factors and risks described under “Item 1A. Risk Factors” herein.
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
The Company’s general financial performance is highly dependent upon the business environment in the markets where it operates and, in particular, the ability of borrowers to pay interest on, and repay principal of, outstanding loans, and value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.
Uncertainty regarding economic conditions may result in changes in consumer and business spending, borrowing and savings habits. Downturns in the markets where our banking operations occur could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures, and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect the credit quality of our loans, financial condition, and results of operations.
The Company currently conducts its banking operations in central and suburban Chicago, Illinois; the St. Louis, Missouri metropolitan area; central Indiana; and southwest Florida. The financial condition of the State of Illinois, in which the largest portion of the Company’s customer base resides, is characterized with low credit ratings and declines in population. The Company operates in markets with significant university and healthcare presence, which rely heavily on state and federal funding and contracts. Timely payments by the State of Illinois to its vendors and government-sponsored entities, as well as potential federal changes to healthcare laws, could affect the Company’s primary market areas, which could in turn affect its financial condition and results of operations. A small part of the company’s business resides in Florida, which is frequently affected by inclement weather. On September 28, 2022, Hurricane Ian, a large and destructive Category 4 Atlantic hurricane made landfall in southwest Florida and surrounding areas which resulted in the temporary closure of our banking centers. The Company’s business continuity practices allowed for rapid restoration of service and strong support of Florida associates.
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
The Company’s wealth management business has also been negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, which has affected the values of assets under care. Management contracts generally provide for fees payable for wealth management services based on the market value of assets under care. Because most of the Company’s contracts provide for a fee based on market values of securities, declines in securities prices may have an adverse effect on the Company’s results of operations from this business. Market declines and reductions in the value of customers’ wealth management accounts could also result in the loss of wealth management customers, including those who are also banking customers.

It is currently expected that during 2023, and perhaps beyond, the FOMC will continue to increase interest rates to reduce the rate of inflation. In 2022, the FOMC increased, at various dates throughout the year, the target range for the federal funds rate from 0.00% to 0.25% to a range of 4.25% to 4.50%. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue in 2023. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which may negatively impact the entire national economy. In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other assets. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio, and decrease the value of collateral securing loans in the portfolio.
Changes in monetary policy, including changes in interest rates, will influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits and the fair value of the Company’s financial assets and liabilities. In addition, a rise in interest rates has resulted in decreased demand for first mortgages as well as mortgage refinancing, activities which have historically contributed a significant portion of the Company’s mortgage revenue. When interest rates rise, competition for deposits often increases, which can lead to a change in the Company’s funding mix and cost of funding. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.
LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans, and has been used globally as a benchmark for financial contracts for more than three decades. Changing industry norms and regulatory directives have driven a transition away from LIBOR, and the Federal Reserve established the ARRC to oversee the transition and select an alternative reference rate as a replacement for LIBOR. On November 30, 2020, a concurrent announcement was issued by LIBOR’s administrator, its regulator, and U.S. regulators which advised banks to stop new USD LIBOR issuances by the end of 2021, and cited plans to cease the publication of USD LIBOR, with proposed end dates immediately following the December 31, 2021, publication for the one week and two month USD LIBOR settings (which has now occurred), and the June 30, 2023, publication for the other USD LIBOR tenors. The June 30, 2023, end date for the remaining USD LIBOR tenors has now been set, and U.S. regulators issued supplemental guidance in October 2021 reiterating that financial institutions should stop new LIBOR issuances, including renewals and extensions of existing LIBOR-linked financial contracts, by December 31, 2021, and urging banks to address their existing LIBOR exposures and transition to robust and sustainable alternative rates as soon as possible. ARRC has formally endorsed the SOFR as its recommended alternative reference rate for LIBOR, and additional laws and regulations issued in 2022 have also endorsed SOFR as a “comparable” rate to LIBOR. However, U.S. regulators have advised that banks should conduct a comprehensive evaluation of any alternative reference rates being considered for use and remain free to choose an alternative reference rate other than SOFR that best suits their clients’ needs.
Contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. Although the Company has actively worked to plan for the transition away from LIBOR, the transition is both complex and challenging and the downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact financial markets and individual institutions. If the Company’s selected alternative reference rate is based on a small transaction volume, it could be susceptible to volatility and disruption during times of market stress. Furthermore, if the Company fails to properly address legacy contracts by adding robust fallback positions, it will be exposed to interest rate risks and potential loss of yields. Finally, if the Company or other market participants fail to properly plan to implement alternative reference rates other than LIBOR, it could have an adverse effect on the Company and the financial system as a whole. In 2021, the Company began the transition to SOFR and other alternative reference rates in anticipation of the cessation of the publication of LIBOR and, in accordance with regulatory guidance, ceased new LIBOR issuances as of December 31, 2021. The Company continues to actively work to transition all remaining LIBOR contracts prior to the June 30, 2023, end date.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.
The market value of investments in our securities portfolio has become increasingly volatile in recent years. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.
The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in OCI that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Based on management's evaluation, it was determined that the gross unrealized losses at December 31, 2022, were primarily a function of the changes in certain market interest rates.
A large percentage of our investment securities has fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined in recent periods. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate. Community banks rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation, with the consumer price index climbing 6.5% in 2022. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to continue rise in response to elevated levels of inflation, the value of our securities portfolio could be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.
Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations, and financial condition.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size, and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover, or labor inflation could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.
The COVID-19 pandemic could continue to have adverse effects on our business.
The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.
REGULATORY AND LEGAL RISKS
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition, or results of operations.
Laws, regulations, rules, policies, and regulatory interpretations governing the Company continue to evolve and will likely continue to change over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The extent and scope of potential financial regulations is hard to predict, but continued changes are expected to occur as leadership and priorities in various regulatory bodies shift.
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
These rule and regulatory changes may also require the Company to invest significant management attention and resources so as to make necessary changes to operations in order to comply. In addition to the expense and uncertainty related to increased regulation, the financial services industry in recent years has faced more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices; fee-based products and other consumer compliance matters; and compliance with the Bank Secrecy Act, anti-money laundering laws, and the USA PATRIOT Act, which focuses on money laundering in the form of terrorist financing. Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations. These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices. If the Company were the subject of an enforcement action, it could have an adverse impact on the Company.
As the Company continues to grow in asset size and complexity, regulatory expectations and scrutiny will increase and could have a potential impact on the Company’s operations and business.
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

Beginning on July 1, 2022, the Company became subject to Durbin. Durbin requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which reduced the Company’s fee income during the second half of 2022. Further in August 2022, the Company came under the oversight of the CFPB. As regulatory expectations, scrutiny, and reporting requirements continue to increase, the Company’s operations and strategies may be affected.
Laws impacting cannabis-related businesses in Illinois and other states may have an impact on the Company’s operations and risk profile.
The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries. Further, in November 2022 voters in Missouri approved a ballot initiative to legalize recreational use of cannabis. It is Busey Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (ii) derive a material amount of revenue from providing products or services to, or other involvement with, such entities. Busey Bank is taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities. Nonetheless, shifts in Illinois and Missouri law legalizing cannabis use, along with shifts in Florida law allowing medicinal use and decriminalizing possession, have increased the number of direct and indirect cannabis-related businesses in some of the states in which the Company operates, and therefore increases the likelihood that Busey Bank could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to Busey Bank and the Company.
The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations, and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.
Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Accordingly, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.
CREDIT AND LENDING RISKS
Heightened credit risk associated with lending activities may result in insufficient loan loss provisions, which could have material adverse effect on the Company’s results of operations and financial condition.
There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from economic and market conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. The Company attempts to reduce its credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic locations, and periodic independent reviews of outstanding loans by its loan review and audit departments as well as external parties. However, while such procedures help reduce risks, they cannot be expected to completely eliminate the Company’s credit risks. Borrowers may experience difficulties in repaying their loans for any of a variety of reasons resulting in a rise in the level of nonperforming loans, charge-offs, delinquencies, and/or a need for increases in the provision for loan losses.

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
In 2016, the FASB published CECL, which required recording loss estimates for the life of the instrument for loans, a change from the 40-year standard in which losses were recorded under the “incurred loss” concept. These measurements require significant use of management judgments as well as forward-looking information and forecasts. Any failure of these judgments or forecasts to be correct could negatively affect our results of operations and financial condition. Adoption of CECL in 2020 resulted in additional reserves being set aside to protect against future credit losses. Although management believes the reserves are adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for credit losses will not be required in the future.
Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.
The Company’s non-performing assets adversely affect its net income in various ways. While the Company pays interest expense to fund non-performing assets, it does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income and returns on assets and equity. In addition, loan administration costs increase, and the Company’s efficiency ratio is adversely affected. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. Non-performing loans and other real estate owned also increase the Company’s risk profile and the capital its regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. Credit leaders are monitoring for signs of stress in borrowers who may be most affected by continuous and rapid interest rate increases.
Concentrations of credit and market risk could increase the potential for significant losses.
The Company may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or geographic location of the borrower or collateral. A significant portion of the Company’s loan portfolio is made up of commercial, commercial real estate, and retail real estate loans. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, labor availability shortages, and supply chain constraints as a result of the COVID-19 pandemic have adversely affected commercial loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors, particularly if general economic conditions worsen.
The Company’s commercial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which the Company requires whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession. The collateral securing other loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. As a result of the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on the Company’s financial condition and results of operations.
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

Real estate construction, land acquisition, and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and the Company may be exposed to significant losses on loans for these projects.
Construction, land acquisition, and development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, there may be inadequate security for the repayment of the loan upon completion of construction of the project. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while it attempts to dispose of it.
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
First Busey and Busey Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside the Company’s control, and on its financial condition and performance. Accordingly, the Company cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. In particular, if the Company is required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us.
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
Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, sales of securities, sales of loans, and other sources could have a substantial negative effect on liquidity. The Company’s primary sources of funds consist of deposits and funds from sales of investment securities, investment maturities and sales, and cash from operations. Additional liquidity is available through repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the FHLB. Access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks and Fintechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. Any decline in available funding and/or capital could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or meet deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition, and results of operations.
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
The Company currently conducts its banking operations in central and suburban Chicago, Illinois; the St. Louis, Missouri, metropolitan area; central Indiana; and southwest Florida. In addition, the Company currently offers fiduciary and wealth management services, which account for a significant portion of its non-interest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks, and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, digital banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in the Company’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks or financial technology companies, as well as other large technology corporations, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds, can apply for and receive credit, and can also complete transactions such as paying bills and/or transferring funds without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in the Company’s markets may result in reduced loans, deposits, and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations, and financial condition.
While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.
Rapid speed of disruptive innovations enabled by new and emerging technologies and/or other market forces may outpace the Company’s ability to compete.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to both reduce costs and service customers beyond the bank’s traditional branch footprint. The widespread adoption of new technologies, including mobile banking services, cryptocurrencies, and payment systems could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations. Ultimately, if we fall behind in our ability to be adaptive and innovative, attracting new customers and sustaining customer loyalty and retention may be increasingly difficult as a result of evolving customer preferences and/or demographic shifts in our existing customer base.
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
To help us fulfill our strategic objectives and enhance our earnings, part of our strategy is to supplement organic growth by acquiring other financial institutions in our market areas and in nearby markets. As our capital position and asset quality allow, we may continue to supplement organic growth through acquisitions, as we have in the past. There are risks associated with acquisition strategies, including the following:
•We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be materially and adversely affected.

•Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable, and we expect that we will experience this condition in the future in one or more markets.
•The acquisition of other entities generally requires integration of systems, procedures, and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. Furthermore, the integration of personnel can be challenging and the likelihood of turnover of personnel from acquired institutions presents potential risks to both operational efficiency as well as customer retention. The Company may also experience greater than anticipated customer losses even if the integration process is successful.
•We are subject to due diligence expenses which may not result in an acquisition.
•To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue capital stock to the sellers in an acquisition or to third-parties to raise capital, which could dilute the interests of our existing stockholders.
•The time period in which anticipated benefits of a merger are fully realized may take longer than anticipated, or we may be unsuccessful in realizing the anticipated benefits from mergers and future acquisitions.
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
ACCOUNTING AND TAX RISKS
Financial statements are created, in part, by estimates, assumptions, and methods used by management, which, if incorrect, could cause unexpected losses in the future.
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
One such assumption and estimate is the valuation analysis of its goodwill and other intangible assets. Although the Company’s analysis does not indicate impairments exist, the Company is required to perform additional impairment assessments on at least an annual basis, which could result in further impairment charges. Any future goodwill or other intangible assets impairment charges, based on the current balances or future balances arising out of acquisitions, could have a material adverse effect on the results of operations by reducing net income or increasing net losses.
The Company is subject to changes in accounting principles, policies, or guidelines.
Periodically, agencies such as the FASB or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s Financial Statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially impact how the Company reports its financial condition and results of operations. In addition, trends in financial and business reporting, including environmental social and governance related disclosures, could require us to incur additional reporting expense. Changes in these standards are continuously occurring and the implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

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
Further, the Company’s investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Company’s financial results. The Company invests in certain tax-advantaged projects promoting affordable housing, community development, and other community revitalization projects. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. The Company is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The possible inability to realize these tax credit and other tax benefits can have a negative impact on the Company’s financial results. The ultimate realization of the tax credits and other tax benefits depends upon having sufficient taxable income and on many factors outside of the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed.
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
Although the Company devotes significant resources to maintain and regularly upgrade systems and processes designed to protect the security of its computer systems, software, networks, and other technology assets, these measures do not provide absolute security in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks, and other means. In addition, cyber attackers have taken advantage of the pandemic to create campaigns to leverage individuals fears and uncertainties as well as capitalize on the increased number of transactions occurring on digital channels. The implementation of remote working arrangements that use virtual private networks, virtual conferencing services, and telecommunication technologies can increase insider risk, cybersecurity vulnerabilities, and other operational exposures. Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk.
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
The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card, debit card, and other payment-related transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third-parties, including merchant acquiring banks, payment processors, payment card networks, and its processors. Cyber-attacks or other breaches, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in breach and fraud-related losses as well as increased costs, all of which could have a material adverse effect on the Company’s business.

Penetration or circumvention of the Company’s security systems could result in serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers or employees, or damage to computers or systems of the Company and those of its customers and counterparties. Such events could result in violations of applicable privacy and other laws, financial loss to the Company or its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Company’s reputation, all of which would adversely affect the Company.
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
Severe weather, natural disasters, geopolitical risks and acts of terrorism or war, widespread disease or pandemics, effects of which are still being felt, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Climate change, in particular, presents multi‐faceted risks including operational risk from the physical effects of climate events on our and our customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; and reputational risk from stakeholder concerns about our practices related to climate change.
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
Furthermore, banking regulators and other supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon‐intensive environment, we face regulatory risk of increasing focus on our resilience to climate‐related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.
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
The Company’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements, and financial condition of the Company and its subsidiaries. See “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of the Company—Dividend Payments” and “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of Busey Bank—Dividend Payments” for further discussion of these matters.
As of February 23, 2023, First Busey Corporation had 55,288,101 shares of common stock outstanding held by 2,205 holders of record.  Additionally, there were an estimated 12,064 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.
STOCK REPURCHASES
On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. During the fourth quarter of 2022, the Company purchased no shares under the plan. As of December 31, 2022, the Company had 147,210 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	—	$—	—	147,210
November 1-30, 2022	—	$—	—	147,210
December 1-31, 2022	—	$—	—	147,210
Three months ended December 31, 2022	—	$—	—

Year ended December 31, 2022	388,614	$25.50	388,614

PERFORMANCE GRAPH
The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the S&P US BMI Banks – Midwest Region for the five years ended December 31, 2022.

Total Return Performance
First Busey Corporation
S&P U.S. BMI Banks – Midwest Region
Nasdaq Composite
Index Value
325.00
300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
First Busey Corporation	$100.00	$84.11	$97.39	$79.89	$104.46	$98.80
S&P U.S. BMI Banks – Midwest Region	100.00	85.39	97.39	95.52	126.19	108.91
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.64
Banks in the S&P U.S. BMI Banks - Midwest Region Index represent all Major Exchange Traded Banks in S&P Capital IQ’s coverage universe headquartered in Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, South Dakota, and Wisconsin.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCOPE OF DISCUSSION
The following is management’s discussion and analysis of the financial condition as of December 31, 2022, and 2021, and the results of operations for the years ended December 31, 2022, 2021, and 2020, of First Busey and its subsidiaries. It should be read in conjunction with “Item 1. Business,” the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements included in this Annual Report.
Detailed discussion and analysis of the financial condition and results of operation for 2022 as compared to 2021 can be found below. Comparison of 2021 to 2020 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report.
CURRENT EVENTS
Hurricane Ian
On September 28, 2022, Hurricane Ian made landfall in southwest Florida, impacting our operations in the region. We remain focused on assisting our clients and employees as they navigate the challenges from this historic storm. As of February 23, 2023, two of our three branches are fully operational, and services have been restored at a temporary facility for our third location. Efforts undertaken to date include: (i) financial assistance for associates impacted by the storm; (ii) creation of a relief center for associates to access much needed supplies; (iii) staffing resource reallocation to support our southwest Florida operations; (iv) fee waivers for impacted customers; and (v) loan modification program for impacted commercial and retail real estate customers. In 2022, we recognized $0.2 million in noninterest income resulting from a gain on hurricane related disposal of fixed assets, partially offset by waived service charges, and $0.4 million in noninterest expense in connection with these initiatives.
Efficiency Optimization Plan & FirsTech Leadership Change
Early in the fourth quarter of 2022, we implemented a targeted restructuring and efficiency optimization plan that is expected to generate annual salary and benefits savings of approximately $4.0 million. Approximately 33% of the quarterly run-rate for savings was reflected in our results for the fourth quarter of 2022, and we anticipate our savings to be at a 100% run-rate by the first quarter of 2023. We expect to largely reinvest the anticipated savings to support ongoing growth initiatives across our franchise over the next several quarters.
Late in the fourth quarter of 2022, we instituted a leadership change at our wholly-owned payments subsidiary, FirsTech, that reflects our continued commitment to scaling and growing this business. Robin Elliott replaces Farhan Yasin as President & CEO of FirsTech and all other leadership remains unchanged. In less than two years, FirsTech has been re-energized, revenue has increased, talent has been upgraded across the enterprise, and the technology stack has been redesigned and modernized, positioning the company for scalable growth. Going forward we are squarely focused on executing on our growth strategy to provide comprehensive and innovative payment technology solutions that enable businesses to connect with their customers in a multitude of ways on a single, highly-configurable, secure platform.
The Company incurred one-time severance-related costs of $2.4 million during the fourth quarter of 2022, primarily related to the efficiency optimization plan and FirsTech leadership change.
COVID-19
Throughout the COVID-19 pandemic, First Busey operated as an essential community resource, providing approximately $1.1 billion in payroll assistance for small businesses and select nonprofits through low-interest, 100% government-guaranteed loans as part of the PPP. First Busey had $0.9 million in PPP loans outstanding, with an amortized cost of $0.8 million, as of December 31, 2022. In comparison, First Busey had $76.9 million in PPP loans outstanding, with an amortized cost of $75.0 million, as of December 31, 2021.
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
The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are in the scope of ASC Topic 326 “Financial Instruments-Credit Losses.” However, the offset to record the allowance at the date of acquisition on acquired loans depends on whether or not the loan is classified as PCD. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.

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
EXECUTIVE SUMMARY
Operating Results
Results of our operations are presented below, segregated by operating segment (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income by operating segment
Banking	$131,596	$117,844	$101,226
FirsTech	847	1,527	2,372
Wealth Management	18,543	18,570	13,181
Other	(22,675)	(14,492)	(16,435)
Net income	$128,311	$123,449	$100,344

Operating Performance
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage our financial performance (dollars in thousands, except per share amounts):

		Years Ended December 31,
		2022	2021	2020
Reported:	Net income	$128,311	$123,449	$100,344
Adjusted:	Net income[1]	131,910	137,108	108,728

Reported:	Diluted earnings per common share	$2.29	$2.20	$1.83
Adjusted:	Diluted earnings per common share[1]	2.35	2.45	1.98

Reported:	Return on average assets	1.03%	1.04%	0.97%
Adjusted:	Return on average assets[1]	1.06%	1.15%	1.06%

Reported:	Return on average tangible common equity[1]	15.56%	12.96%	11.51%
Adjusted:	Return on average tangible common equity[1]	15.99%	14.40%	12.47%

Reported:	Pre-provision net revenue[1]	$168,493	$138,652	$165,672
Adjusted:	Pre-provision net revenue[1]	179,424	160,792	180,516

Reported:	Pre-provision net revenue to average assets[1]	1.35%	1.16%	1.61%
Adjusted:	Pre-provision net revenue to average assets[1]	1.44%	1.35%	1.75%
___________________________________________
1.See “Item 1. Business—Non-GAAP Financial Information.”
Non-operating Items
First Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Non-operating costs
Acquisition related expenses[1]	$1,059	$13,646	$1,399
Restructuring charges[2]	3,478	3,705	9,312
Total non-operating costs	$4,537	$17,351	$10,711
___________________________________________
1.Acquisition expenses related to completed acquisitions and exploratory due diligence.
2.Restructuring charges related to previously disclosed restructuring plans.
A reconciliation of non-GAAP measures—including pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, adjusted pre-provision net revenue to average assets, adjusted net income, adjusted earnings per share, adjusted return on average assets, adjusted net interest margin, adjusted noninterest expense, efficiency ratio, adjusted efficiency ratio, tangible common equity, tangible common equity to tangible assets, tangible book value per share, and return on average tangible common equity—which First Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Annual Report. See “Item 1. Business—Non-GAAP Financial Information.”

Wealth Management Fees and Payment Technology Solutions
Combined, revenues from wealth management fees and payment technology solutions activities represented 59.5% of First Busey’s noninterest income in 2022, providing a balance to spread-based revenue from traditional banking activities. Further, noninterest income, excluding net securities gains (losses), represented 28.5% of total revenue for the year ended December 31, 2022.
RESULTS OF OPERATION — THREE YEARS ENDED DECEMBER 31, 2022
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

Consolidated Average Balance Sheets and Interest Rates
Average balances, income and expense, and yield rates are presented below for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2022			2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$290,875	$3,097	1.06%	$630,687	$1,151	0.18%	$488,786	$1,723	0.35%
Investment securities:
U.S. Government obligations	179,557	1,079	0.60%	180,041	1,692	0.94%	135,204	2,915	2.16%
Obligations of states and political subdivisions[1]	286,220	7,611	2.66%	299,064	7,694	2.57%	293,070	8,353	2.85%
Other securities	3,265,271	61,591	1.89%	2,876,714	37,166	1.29%	1,411,826	29,857	2.11%
Loans held for sale	5,178	192	3.71%	21,803	506	2.32%	82,106	2,184	2.66%
Portfolio loans[1,2]	7,445,962	288,615	3.88%	6,969,807	252,946	3.63%	7,006,946	284,306	4.06%
Total interest-earning assets[1,3]	$11,473,063	$362,185	3.16%	$10,978,116	$301,155	2.74%	$9,417,938	$329,338	3.50%

Cash and due from banks	120,910			133,711			118,739
Premises and equipment	131,657			138,731			146,144
ACL	(89,387)			(97,397)			(88,248)
Other assets	856,705			751,774			697,683
Total assets	$12,492,948			$11,904,935			$10,292,256

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$2,785,439	$7,150	0.26%	$2,619,942	$1,922	0.07%	$2,153,230	$4,718	0.22%
Savings and money market deposits	3,326,259	4,237	0.13%	3,092,992	2,817	0.09%	2,567,962	5,960	0.23%
Time deposits	846,738	4,725	0.56%	1,040,709	7,844	0.75%	1,356,347	20,013	1.48%
Federal funds purchased and repurchase agreements	244,004	1,475	0.60%	218,454	227	0.10%	187,811	660	0.35%
Borrowings[4]	309,175	15,932	5.15%	268,767	12,452	4.63%	217,702	9,352	4.30%
Junior subordinated debt issued to unconsolidated trusts	71,716	3,029	4.22%	71,545	2,840	3.97%	71,376	2,960	4.15%
Total interest-bearing liabilities	$7,583,331	$36,548	0.48%	$7,312,409	$28,102	0.38%	$6,554,428	$43,663	0.67%

Net interest spread[1]			2.68%			2.36%			2.83%

Noninterest-bearing deposits	3,550,517			3,142,155			2,364,442
Other liabilities	163,929			125,509			133,012
Stockholders’ equity	1,195,171			1,324,862			1,240,374
Total liabilities and stockholders’ equity	$12,492,948			$11,904,935			$10,292,256

Interest income / earning assets[1,3]	$11,473,063	$362,185	3.16%	$10,978,116	$301,155	2.74%	$9,417,938	$329,338	3.50%
Interest expense / earning assets	11,473,063	36,548	0.32%	$10,978,116	28,102	0.25%	$9,417,938	43,663	0.47%
Net interest margin[1]		$325,637	2.84%		$273,053	2.49%		$285,675	3.03%
___________________________________________
1.On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes a tax-equivalent adjustment of $2.2 million, $2.4 million, and $2.7 million for 2022, 2021 and 2020, respectively. Interest income includes $1.9 million, $14.0 million, and $15.2 million of fees, net of deferred costs related to PPP loans for 2022, 2021, and 2020, respectively.
4.Includes short-term borrowings, long-term debt, senior notes, and subordinated notes. Interest expense includes a non-usage fee on our revolving credit facility.

The following table presents a breakout of changes in net interest income attributable to changes in average volume and changes in average yield (dollars in thousands):

	Years Ended December 31,
	2022 vs. 2021 Change Due To			2021 vs. 2020 Change Due To
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
Increase (decrease) in interest income
Interest-bearing bank deposits and federal funds sold	$(921)	$2,867	$1,946	$410	$(982)	$(572)
Investment securities:
U.S. Government obligations	(5)	(608)	(613)	765	(1,988)	(1,223)
Obligations of state and political subdivisions	(337)	254	(83)	168	(827)	(659)
Other securities	5,544	18,881	24,425	22,213	(14,904)	7,309
Loans held for sale	(515)	201	(314)	(1,430)	(248)	(1,678)
Portfolio loans	17,870	17,799	35,669	(1,499)	(29,861)	(31,360)
Change in interest income	$21,636	$39,394	$61,030	$20,627	$(48,810)	$(28,183)

Increase (decrease) in interest expense
Interest-bearing transaction deposits	$129	$5,099	$5,228	$855	$(3,651)	$(2,796)
Savings and money market deposits	151	1,269	1,420	931	(4,074)	(3,143)
Time deposits	(1,303)	(1,816)	(3,119)	(3,923)	(8,246)	(12,169)
Federal funds purchased and repurchase agreements	30	1,218	1,248	95	(528)	(433)
Borrowings	1,611	1,869	3,480	2,289	811	3,100
Junior subordinated debt owed to unconsolidated trusts	7	182	189	7	(127)	(120)
Change in interest expense	$625	$7,821	$8,446	$254	$(15,815)	$(15,561)
Increase (decrease) in net interest income	$21,011	$31,573	$52,584	$20,373	$(32,995)	$(12,622)

Percentage increase (decrease) in net interest income over prior period			19.3%			(4.4)%
Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	% Change
Average interest-earning assets	$11,473,063	$10,978,116	$494,947	4.5%
Average interest-bearing liabilities	7,583,331	7,312,409	270,922	3.7%
Average noninterest-bearing deposits	3,550,517	3,142,155	408,362	13.0%

Total average deposits	10,508,953	9,895,798	613,155	6.2%
Total average liabilities	11,297,777	10,580,073	717,704	6.8%

Average noninterest-bearing deposits as a percent of total average deposits	33.8%	31.8%	200 bps
Total average deposits as a percent of total average liabilities	93.0%	93.5%	(50) bps

Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$362,185	$301,155	$61,030	20.3%
Interest expense	(36,548)	(28,102)	(8,446)	30.1%
Net interest income, on a tax-equivalent basis[1]	$325,637	$273,053	$52,584	19.3%

Net interest margin[1,2]	2.84%	2.49%	35 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
The FOMC raised rates by a total of 425 basis points during 2022. Rising rates have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. In general, net interest margins have been impacted over the last three years by PPP loans, significant growth in the Company’s liquidity position, organic portfolio loan growth over the past seven quarters, and the issuance of debt, with more recent impacts resulting from rate increases.
First Busey remains substantially funded by core deposits1, with robust liquidity and significant market share in the communities we serve. As of December 31, 2022, our loan to deposit ratio was 76.7% and core deposits represented 98.8% of total deposits.
Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.68% in 2022 compared to 2.36% in 2021 and 2.83% in 2020, each on a tax equivalent basis.
Annualized net interest margins for the quarterly periods indicated were as follows:

	2022	2021	2020
First Quarter	2.45%	2.72%	3.20%
Second Quarter	2.68%	2.50%	3.03%
Third Quarter	3.00%	2.41%	2.86%
Fourth Quarter	3.24%	2.36%	3.06%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 1. Business—Non-GAAP Financial Information.”

Noninterest Income
Changes in noninterest income are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$55,378	$53,086	$2,292	4.3%
Payment technology solutions	20,067	18,347	1,720	9.4%
Combined, wealth management fees and payment technology solutions	75,445	71,433	4,012	5.6%

Fees for customer services	33,111	35,604	(2,493)	(7.0)%
Mortgage revenue	1,895	7,239	(5,344)	(73.8)%
Income on bank owned life insurance	3,663	5,166	(1,503)	(29.1)%

Securities income:
Realized net gains (losses) on securities	50	29	21	72.4%
Unrealized net gains (losses) recognized on equity securities	(2,183)	3,041	(5,224)	(171.8)%
Net securities gains (losses)	(2,133)	3,070	(5,203)	(169.5)%

Other income	14,822	10,292	4,530	44.0%
Total noninterest income	$126,803	$132,804	$(6,001)	(4.5)%

	Years Ended December 31,
	2021	2020	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$53,086	$42,928	$10,158	23.7%
Payment technology solutions	18,347	15,628	2,719	17.4%
Combined, wealth management fees and payment technology solutions	71,433	58,556	12,877	22.0%

Fees for customer services	35,604	31,604	4,000	12.7%
Mortgage revenue	7,239	13,038	(5,799)	(44.5)%
Income on bank owned life insurance	5,166	5,380	(214)	(4.0)%

Securities income:
Realized net gains (losses) on securities	29	1,724	(1,695)	(98.3)%
Unrealized net gains (losses) recognized on equity securities	3,041	(393)	3,434	873.8%
Net securities gains (losses)	3,070	1,331	1,739	130.7%

Other income	10,292	8,356	1,936	23.2%
Total noninterest income	$132,804	$118,265	$14,539	12.3%

Total noninterest income was $126.8 million for the year ended December 31, 2022, a decrease of 4.5% when compared with $132.8 million for the year ended December 31, 2021. Revenues from wealth management fees and payment technology solutions represented 59.5% and 53.8% of noninterest income for the years ended December 31, 2022, and December 31, 2021, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $75.5 million for the year ended December 31, 2022, a 5.6% increase from $71.4 million for the year ended December 31, 2021.
Wealth management fees increased by 4.3% to $55.4 million in 2022, compared to $53.1 million in 2021. First Busey’s Wealth Management division had $11.1 billion in assets under care as of December 31, 2022, compared to $12.7 billion as of December 31, 2021. The decrease in the value of assets under care was principally due to a reduction in market valuations and nonrecurring outflows. Our portfolio management team continues to produce solid results in the face of very volatile markets.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue increased by 9.4% to $20.1 million in 2022, compared to $18.3 million in 2021. Increases in payment technology solutions revenue were primarily the result of payment and volume activity as well as growth in customers served by FirsTech. FirsTech operations add important diversity to our revenue stream while widening our array of service offerings to larger commercial clients both within our footprint and nationally. We are currently making strategic investments in FirsTech to enhance future growth, including further upgrades to the product and engineering teams to build an API cloud-based platform to provide for fully integrated payment capabilities, as well as the continued development of our BaaS platform.
Fees for customer services decreased by 7.0% to $33.1 million in 2022, compared to $35.6 million in 2021. Beginning on July 1, 2022, we became subject to the Durbin Amendment of the Dodd-Frank Act. The Durbin Amendment requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which resulted in a $4.8 million reduction in fee income during the last half of 2022.
Mortgage revenue was $1.9 million in 2022, compared to $7.2 million in 2021. Decreases primarily resulted from declines in sold-loan mortgage volume due to retaining a higher share of loan production in 2022, as well as lower gain on sale premiums. General economic conditions and interest rate volatility may impact future fee income.
Income on bank owned life insurance decreased by 29.1% to $3.7 million in 2022, compared to $5.2 million in 2021, primarily as a result of a decrease in life insurance proceeds.
Other income increased by 44.0% to $14.8 million in 2022, compared to $10.3 million in 2021. Other income benefited primarily from increases in other asset investment values and check sales, partially offset by smaller gains on commercial loan sales.

Noninterest Expense
Changes in noninterest expense are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$159,016	$145,312	$13,704	9.4%
Data processing	21,648	21,862	(214)	(1.0)%

Premises expenses:
Net occupancy expense of premises	19,130	18,346	784	4.3%
Furniture and equipment expenses	7,645	8,301	(656)	(7.9)%
Combined, net occupancy expense of premises and furniture and equipment expenses	26,775	26,647	128	0.5%

Professional fees	6,125	7,549	(1,424)	(18.9)%
Amortization of intangible assets	11,628	11,274	354	3.1%
Interchange expense	6,298	5,792	506	8.7%
Other expense	52,391	43,344	9,047	20.9%
Total noninterest expense	$283,881	$261,780	$22,101	8.4%

Income taxes	$33,426	$33,374	$52	0.2%
Effective income tax rate	20.7%	21.3%	(60) bps

Efficiency ratio[1]	59.9%	62.2%	(230) bps
Adjusted efficiency ratio[1]	58.9%	57.9%	100 bps

Full-time equivalent employees as of period-end	1,497	1,463	34	2.3%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measure to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”

	Years Ended December 31,
	2021	2020	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$145,312	$126,719	$18,593	14.7%
Data processing	21,862	16,426	5,436	33.1%

Premises expenses:
Net occupancy expense of premises	18,346	17,607	739	4.2%
Furniture and equipment expenses	8,301	9,550	(1,249)	(13.1)%
Combined, net occupancy expense of premises and furniture and equipment expenses	26,647	27,157	(510)	(1.9)%

Professional fees	7,549	8,396	(847)	(10.1)%
Amortization of intangible assets	11,274	10,008	1,266	12.6%
Interchange expense	5,792	4,810	982	20.4%
Other expense	43,344	40,681	2,663	6.5%
Total noninterest expense	$261,780	$234,197	$27,583	11.8%

Income taxes	$33,374	$27,862	$5,512	19.8%
Effective income tax rate	21.3%	21.7%	(40) bps

Efficiency ratio[1]	62.2%	55.7%	650 bps
Adjusted efficiency ratio[1]	57.9%	53.0%	490 bps

Full-time equivalent employees as of period-end	1,463	1,346	117	8.7%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measure to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
Total noninterest expense increased to $283.9 million for the year ended December 31, 2022, compared to $261.8 million for the year ended December 31, 2021. Non-operating acquisition and other restructuring expenses decreased to $4.5 million in 2022, compared to $17.4 million in 2021. We remain focused on expense discipline, and have made necessary investments during the past two years to support the continued organic growth of our key business lines and related support and risk management functions.
Salaries, wages, and employee benefits increased to $159.0 million in 2022, compared to $145.3 million in 2021. We had a total of 1,497 full-time equivalents at December 31, 2022, compared to 1,463 at December 31, 2021. Throughout 2022 we continued to invest in talent across our business lines and our risk management infrastructure. Labor market trends over the past year reflected a tight labor supply, while job gains resulted in increased demands for a skilled workforce, maintaining upward pressure on salaries, wages, and employee benefits.
Data processing expense decreased to $21.6 million in 2022, compared to $21.9 million in 2021. Decreases were primarily attributable to higher expenses in 2021 related to the CAC acquisition, offset by increased expenses for FirsTech related to transaction volume and continued Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expenses increased to $26.8 million in 2022, compared to $26.6 million in 2021. Year-over-year increases are primarily attributable to higher building and maintenance costs. As we continue to divest our recently closed branches we expect to realize incremental cost savings.
Professional fees decreased to $6.1 million in 2022, compared to $7.5 million in 2021, as a result of decreases in legal fees, audit and accounting fees, payroll service costs, and consulting fees.

Amortization of intangible assets increased to $11.6 million in 2022, compared to $11.3 million in 2021, as a result of increases in intangible asset balances from the acquisition of CAC. Amortization of intangible assets included 12 months of amortization in 2022 in connection with intangible assets obtained in the acquisition of CAC, compared to seven months in 2021.
Interchange expense increased to $6.3 million in 2022, compared to $5.8 million in 2021. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.
Other expense increased to $52.4 million in 2022, compared to $43.3 million in 2021. Increases were across multiple expense categories including marketing and business development, NMTC amortization, and regulatory expenses, partially offset by lower fixed asset impairment.
Efficiency Ratio2
The efficiency ratio is calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses. The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 59.9% for the year ended December 31, 2022, compared to 62.2% for the year ended December 31, 2021. Operating costs have been influenced by acquisition expenses and other restructuring costs, and the adjusted efficiency ratio1 was 58.9% for the year ended December 31, 2022, compared to 57.9% for the year ended December 31, 2021.
Income Taxes
The effective income tax rate, or income taxes divided by income before taxes, was 20.7%, 21.3%, and 21.7% for the years ended December 31, 2022, 2021, and 2020, respectively. The Company's effective tax rate was lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various federal and state tax credits. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of December 31, 2022, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings. In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.
2 For a reconciliation of the efficiency ratio and the adjusted efficiency ratio, both of which are non-GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”

FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our Consolidated Balance Sheets are summarized in the table below (dollars in thousands):

	As of December 31,
	2022	2021	Change	% Change
Assets
Debt securities available for sale	$2,461,393	$3,981,251	$(1,519,858)	(38.2)%
Debt securities held to maturity	918,312	—	918,312	NM
Portfolio loans, net of ACL	7,634,094	7,101,111	532,983	7.5%
Total assets	12,336,677	12,859,689	(523,012)	(4.1)%

Liabilities
Deposits:
Noninterest-bearing	3,393,666	3,670,267	(276,601)	(7.5)%
Interest-bearing	6,677,614	7,098,310	(420,696)	(5.9)%
Total deposits	10,071,280	10,768,577	(697,297)	(6.5)%
Securities sold under agreements to repurchase	229,806	270,139	(40,333)	(14.9)%
Short-term borrowings	351,054	17,678	333,376	1,885.8%
Subordinated notes, net of unamortized issuance costs	222,038	182,773	39,265	21.5%
Total liabilities	11,190,700	11,540,577	(349,877)	(3.0)%

Stockholders’ Equity	1,145,977	1,319,112	(173,135)	(13.1)%
Investment Securities
Primary purposes of our investment securities portfolio are to provide a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions, or other liquidity purposes; to serve as a tool for interest rate risk positioning; and to provide collateral for pledging purposes against public deposits and repurchase agreements, all while providing a source of liquidity.
We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory considerations, and overall portfolio allocation. As of December 31, 2022, we did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.
Pledged securities totaled $746.7 million, or 22.1% of total debt securities, as of December 31, 2022, and $708.9 million, or 17.8% of total debt securities, as of December 31, 2021.
Debt Securities Available for Sale
Debt securities available for sale are carried at fair value. As of December 31, 2022, the fair value of debt securities available for sale was $2.5 billion, and the amortized cost was $2.8 billion. There were $0.1 million of gross unrealized gains and $311.2 million of gross unrealized losses, for a net unrealized loss of $311.1 million. The net unrealized loss, net of tax, is recorded in stockholders’ equity through AOCI.

The composition of debt securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2022	2021
Debt securities available for sale
U.S. Treasury securities	$114,061	$165,762
Obligations of U.S. government corporations and agencies	19,779	38,470
Obligations of states and political subdivisions	257,512	306,869
Asset-backed securities	469,875	492,186
Commercial mortgage-backed securities	108,394	614,998
Residential mortgage-backed securities	1,243,256	2,069,313
Corporate debt securities	248,516	293,653
Debt securities available for sale, fair value	$2,461,393	$3,981,251

Debt securities available for sale, amortized cost	$2,772,453	$4,013,523
Fair value as a percentage of amortized cost	88.78%	99.20%
By maturity date, fair values, and weighted average yields of debt securities available for sale as of December 31, 2022, were (dollars in thousands):

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities available for sale[1]
U.S. Treasury securities	$69,480	0.15%	$44,581	0.34%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	8,947	2.31%	7,733	2.75%	3,099	3.48%	—	—%
Obligations of states and political subdivisions[2]	27,473	2.02%	92,449	2.23%	93,704	2.16%	43,886	2.50%
Asset-backed securities	—	—%	—	—%	72,729	5.53%	397,146	5.19%
Commercial mortgage-backed securities	—	—%	23,643	2.24%	18,584	2.19%	66,167	2.15%
Residential mortgage-backed securities	223	2.48%	15,532	2.67%	106,308	1.85%	1,121,193	1.68%
Corporate debt securities	27,844	0.62%	184,816	1.21%	35,856	3.55%	—	—%
Debt securities available for sale	$133,967	0.78%	$368,754	1.51%	$330,280	2.92%	$1,628,392	2.50%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
2.Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%.

Debt Securities Held to Maturity
In 2022, a portion of the debt securities available for sale were transferred to debt securities held to maturity. Debt securities held to maturity are carried at amortized cost. As of December 31, 2022, the amortized cost of debt securities held to maturity was $918.3 million, and the fair value was $785.3 million. There were no gross unrecognized gains and $133.0 million of gross unrecognized losses. Unrecognized losses are included in OCI, and amortized into income over the contractual lives of the securities. An ACL balance will be established for debt securities held to maturity when applicable. As of December 31, 2022, no ACL was recorded for our portfolio of debt securities held to maturity.
The composition of debt securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2022	2021
Debt securities held to maturity
Commercial mortgage-backed securities	$474,820	$—
Residential mortgage-backed securities	443,492	—
Debt securities held to maturity, amortized cost	$918,312	$—

Debt securities held to maturity, fair value	$785,295	$—
Fair value as a percentage of amortized cost	85.52%	N/A
By maturity date, fair values, and weighted average yields of debt securities held to maturity as of December 31, 2022, were (dollars in thousands):

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities held to maturity[1]
Commercial mortgage-backed securities	$—	—%	$41,483	2.25%	$57,955	2.20%	$311,644	2.31%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	374,213	2.25%
Debt securities held to maturity	$—	—%	$41,483	2.25%	$57,955	2.20%	$685,857	2.28%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
Equity Securities
Equity securities are carried at fair value. The fair value of equity securities was $11.5 million as of December 31, 2022, compared to $13.6 million as of December 31, 2021.

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
Retail Real Estate Loans
Retail real estate loans are comprised of direct consumer loans that include residential real estate, home equity lines of credit, and home equity loans. In 2022, the Company retained a larger percentage of originated retail real estate loans in our portfolio over selling to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, we typically underwrite our retail real estate loans to conform to widely accepted standards. Several factors are considered in underwriting including the debt-to-income ratio and credit history of the borrower, as well as the value of the underlying real estate.
Retail Other Loans
Retail other loans consist of installment loans to individuals, including automotive loans and indirect lending. These loans are centrally underwritten utilizing the borrower’s financial history, including credit scores, as well as information about the underlying collateral. Retail other loans also include whole-life loans which are secured by the cash value of life insurance policies. Repayment of retail other loans is expected from the cash flow of the borrower.
Portfolio Loans by Loan Category
The composition of our portfolio loans as of the dates indicated was as follows (dollars in thousands):

	As of December 31,
	2022	2021	Change	% Change
Portfolio loans
Commercial	$1,974,154	$1,943,886	$30,268	1.6%
Commercial real estate	3,261,873	3,119,807	142,066	4.6%
Real estate construction	530,469	385,996	144,473	37.4%
Retail real estate	1,657,082	1,512,976	144,106	9.5%
Retail other	302,124	226,333	75,791	33.5%
Total portfolio loans	$7,725,702	$7,188,998	$536,704	7.5%
ACL	(91,608)	(87,887)	(3,721)	4.2%
Portfolio loans, net	$7,634,094	$7,101,111	$532,983	7.5%

Geographic distributions of portfolio loans, based on origination, by category were as follows (dollars in thousands):

	December 31, 2022
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,401,165	$466,904	$52,925	$53,160	$1,974,154
Commercial real estate	2,180,767	680,532	220,939	179,635	3,261,873
Real estate construction	326,154	131,782	31,212	41,321	530,469
Retail real estate	1,253,069	210,048	122,397	71,568	1,657,082
Retail other	296,719	2,565	1,788	1,052	302,124
Total portfolio loans	$5,457,874	$1,491,831	$429,261	$346,736	$7,725,702
ACL					(91,608)
Portfolio loans, net of ACL					$7,634,094

	December 31, 2021
	Illinois	Missouri	Florida	Indiana	Total
Portfolio loans
Commercial	$1,372,584	$463,085	$55,180	$53,037	$1,943,886
Commercial real estate	2,063,681	691,969	191,303	172,854	3,119,807
Real estate construction	199,471	120,785	31,265	34,475	385,996
Retail real estate	1,124,486	235,083	96,563	56,844	1,512,976
Retail other	219,000	3,684	2,181	1,468	226,333
Total portfolio loans	$4,979,222	$1,514,606	$376,492	$318,678	$7,188,998
ACL					(87,887)
Portfolio loans, net of ACL					$7,101,111

Loan Growth
The Company generated $610.8 million, or 8.6%, in core loan3 growth during 2022. Changes in portfolio loan balances, by loan category, were as follows (dollars in thousands):

	As of December 31,
	2022	2021	Change	% Change
Portfolio loans
Commercial loans:
Commercial	$1,974,154	$1,943,886	$30,268	1.6%
Commercial real estate	3,261,873	3,119,807	142,066	4.6%
Real estate construction	530,469	385,996	144,473	37.4%
Commercial loan balances	5,766,496	5,449,689	316,807	5.8%

Retail loans:
Retail real estate	1,657,082	1,512,976	144,106	9.5%
Retail other	302,124	226,333	75,791	33.5%
Retail loan balances	1,959,206	1,739,309	219,897	12.6%

Total portfolio loans	7,725,702	7,188,998	536,704	7.5%
ACL	(91,608)	(87,887)	(3,721)	4.2%
Portfolio loans, net of ACL	$7,634,094	$7,101,111	$532,983	7.5%
Excluding the amortized cost of PPP loans, changes in commercial loan balances were as follows:

	As of December 31,
	2022	2021	Change	% Change
Commercial loan balances	$5,766,496	$5,449,689	$316,807	5.8%
Less: PPP loans amortized cost	(845)	(74,958)	74,113	(98.9)%
Commercial loan balances, excluding PPP loans	$5,765,651	$5,374,731	$390,920	7.3%
Commercial balances—consisting of commercial, commercial real estate, and real estate construction loans—excluding PPP loans, increased by $390.9 million, or 7.3%, during the year ended December 31, 2022. Retail real estate and retail other loans increased by $219.9 million, or 12.6%, during the year ended December 31, 2022. PPP loans decreased by $74.1 million during the year ended December 31, 2022, to $0.8 million.
Loan Commitments
Commitments to extend credit and standby letters of credit increased by $8.6 million, or 0.4%, to a total of $2.0 billion as of December 31, 2022.
3 Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information” included in this Annual Report.

Loan Maturities
The following table sets forth remaining maturities of selected loans (excluding deferred loan fees and costs, purchase premiums and discounts, and certain real estate-mortgage loans and installment loans to individuals) at December 31, 2022, (dollars in thousands). The determination of loan maturities is based on contractual loan terms. For the purposes of categorization within the table below, demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are considered to mature within one year. Maturities for non-contractual rollovers or extensions are determined based on the rate review date.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
Selected Loans
Commercial	$1,037,306	$628,431	$288,086	$20,412	$1,974,235
Commercial real estate	956,694	1,492,092	814,381	35	3,263,202
Real estate construction	342,924	138,112	48,730	2,820	532,586
Total selected loans	$2,336,924	$2,258,635	$1,151,197	$23,267	$5,770,023
Interest Rate Structure
Selected loans maturing after one year are summarized below by interest rate structure and loan category, as of December 31, 2022, (dollars in thousands):

	Fixed Rate	Adjustable Rate	Total
Selected loans maturing after 1 year
Commercial	$896,637	$40,292	$936,929
Commercial real estate	2,198,122	108,386	2,306,508
Real estate construction	170,692	18,970	189,662
Total selected loans maturing after 1 year	$3,265,451	$167,648	$3,433,099

Allowance for Credit Losses
The following table summarizes, by loan category, activity affecting the ACL and average portfolio loans outstanding for the year ended December 31, 2022, as well as the related ratios of net charge-offs (recoveries) to average portfolio loans (dollars in thousands):

	ACL	Average Portfolio Loans Outstanding	Ratio of Net Charge-offs (Recoveries) To Average Portfolio Loans
ACL balance, December 31, 2019	$53,748
Adoption of ASC 326-30	16,833
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(5,972)	$2,123,550	0.28%
Commercial real estate	(1,777)	2,840,592	0.06%
Real estate construction	583	447,503	(0.13)%
Retail real estate	(845)	1,552,297	0.05%
Retail other	(319)	43,004	0.74%
Net (charge-offs) recoveries and average portfolio loans	(8,330)	$7,006,946	0.12%
Provision for credit losses	38,797
ACL balance, December 31, 2020	101,048
Day 1 PCD[1]	4,178
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(1,397)	$1,985,511	0.07%
Commercial real estate	(666)	2,953,944	0.02%
Real estate construction	89	450,713	(0.02)%
Retail real estate	(76)	1,446,673	0.01%
Retail other	(188)	132,966	0.14%
Net (charge-offs) recoveries and average portfolio loans	(2,238)	$6,969,807	0.03%
Provision for credit losses	(15,101)
ACL balance, December 31, 2021	87,887
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(492)	$1,919,227	0.03%
Commercial real estate	(842)	3,200,166	0.03%
Real estate construction	213	466,045	(0.05)%
Retail real estate	385	1,584,859	(0.02)%
Retail other	(166)	275,665	0.06%
Net (charge-offs) recoveries and average portfolio loans	(902)	$7,445,962	0.01%
Provision for credit losses	4,623
ACL balance, December 31, 2022	$91,608

The following table presents ACL to portfolio loan ratios, as of the periods indicated (dollars in thousands):

	As of December 31,
	2022	2021
Portfolio loans	$7,725,702	$7,188,998
PPP loans amortized cost	(845)	(74,958)
Core loans[1]	$7,724,857	$7,114,040

ACL	$91,608	$87,887

Ratios
ACL to portfolio loans	1.19%	1.22%
ACL to core loans[1]	1.19%	1.24%
___________________________________________
1.Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures, see "Item 1. Business—Non-GAAP Financial Information."
The following table sets forth the ACL by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated (dollars in thousands):

	As of December 31,
	2022		2021
	ACL	% of Loans to Total Loans	ACL	% of Loans to Total Loans
Loan Category
Commercial	$23,860	25.6%	$23,855	27.0%
Commercial real estate	38,299	42.2%	38,249	43.4%
Real estate construction	6,457	6.9%	5,102	5.4%
Retail real estate	18,193	21.4%	17,589	21.0%
Retail other	4,799	3.9%	3,092	3.2%
Total	$91,608	100.0%	$87,887	100.0%
The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors. As of December 31, 2022, management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained.
Provision for Credit Losses
The ACL is a significant estimate in our Consolidated Balance Sheet, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision expenses (releases) were recorded as follows for each of the years indicated (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Provision for credit losses	$4,623	$(15,101)	$38,797
The relatively high expense in 2020 was attributed to the adoption of CECL in combination with the impacts of the COVID-19 pandemic on the economy, followed by a provision release in 2021 reflecting improvements in macroeconomic conditions and asset quality. In 2022 we began to see a stabilization of the provision expense.

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

The following table sets forth information concerning non-performing loans and performing restructured loans (dollars in thousands):

	As of December 31,
	2022	2021
Portfolio loans	$7,725,702	$7,188,998
Non-GAAP adjustments:
PPP loans amortized cost	(845)	(74,958)
Core loans[1]	$7,724,857	$7,114,040

Loans 30 – 89 days past due	$6,548	$6,261
Total assets	12,336,677	12,859,689

Non-performing assets
Non-performing loans:
Non-accrual loans	$15,067	$15,946
Loans 90+ days past due and still accruing	673	906
Total non-performing loans	15,740	16,852
OREO and other repossessed assets	850	4,416
Total non-performing assets	16,590	21,268
Substandard (excludes 90+ days past due)	90,489	70,565
Classified assets	$107,079	$91,833

Performing TDRs (includes 30 – 89 days past due)	$3,032	$1,801
ACL	91,608	87,887
Bank Tier 1 Capital	1,306,716	1,241,303

Ratios
ACL to non-accrual loans	608.00%	551.15%
ACL to non-performing loans	582.01%	521.52%
ACL to non-performing assets	552.19%	413.24%
Non-accrual loans to portfolio loans	0.20%	0.22%
Non-performing loans to portfolio loans	0.20%	0.23%
Non-performing loans to core loans[1]	0.20%	0.24%
Non-performing assets to total assets	0.13%	0.17%
Non-performing assets to portfolio loans and OREO	0.21%	0.30%
Classified assets to Bank Tier 1 Capital and ACL	7.66%	6.91%
___________________________________________
1.Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures, see "Item 1. Business—Non-GAAP Financial Information."
Credit quality continues to be exceptionally strong. Total non-performing assets were $16.6 million at December 31, 2022, compared to $21.3 million at December 31, 2021. Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.20% at December 31, 2022, compared with 0.23% at December 31, 2021. Furthermore, net charge-offs in 2022 totaled $0.9 million, representing 0.01% of average loans, compared with net charge-offs in 2021 of $2.2 million, representing 0.03% of average loans. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase. Allowance coverage of non-performing loans increased to 582.0% at December 31, 2022, compared to 521.5% at December 31, 2021.

Classified assets, which includes non-performing assets and substandard loans, increased to $107.1 million at December 31, 2022, compared to $91.8 million at December 31, 2021. The ratio of classified assets to Busey Bank Tier 1 capital and ACL increased to 7.7% at December 31, 2022, from 6.9% at December 31, 2021.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $89.2 million at December 31, 2022, compared to $70.5 million at December 31, 2021. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of December 31, 2022, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
The following table shows the deposit mix for each of the periods presented (dollars in thousands):

	As of December 31,
	2022		2021
	Balance	% Total	Balance	% Total	Change	% Change
Deposits
Non-maturity deposits:
Noninterest-bearing demand deposits	$3,393,666	33.7%	$3,670,267	34.1%	$(276,601)	(7.5)%
Interest-bearing transaction deposits	2,857,818	28.4%	2,720,417	25.2%	137,401	5.1%
Saving deposits and money market deposits	2,964,421	29.4%	3,442,244	32.0%	(477,823)	(13.9)%
Total non-maturity deposits	9,215,905	91.5%	9,832,928	91.3%	(617,023)	(6.3)%

Time deposits	855,375	8.5%	935,649	8.7%	(80,274)	(8.6)%
Total deposits	$10,071,280	100.0%	$10,768,577	100.0%	$(697,297)	(6.5)%
We focus on deepening our relationship with customers to foster core deposit4 growth, allowing us to reduce our reliance on wholesale funding. Our 2022 deposit balances were impacted by the declining retention of PPP loan funding in customer deposit accounts and the residual impacts of economic stimulus measures, along with the movement of deposits by certain non-relationship customers to competitors based on rate offerings. Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less. Core deposits represented 98.8% of total deposits as of December 31, 2022, compared to 98.7% as of December 31, 2021. Time deposits as a percentage of total deposits declined to 8.5% as of December 31, 2022, compared to 8.7% as of December 31, 2021. As time deposits mature, we are actively engaging our customers to renew at current market rates.
4 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information” included in this Annual Report.

Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. The following table presents estimates of the uninsured portion of time deposits by maturity date (dollars in thousands):

As of December 31, 2022
Uninsured time deposits by schedule of maturities
3 months or less	$21,908
Over 3 months through 6 months	16,926
Over 6 months through 12 months	31,888
Thereafter	49,929
Uninsured time deposits	$120,651
Borrowings
Term Loan
On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which we have access to (i) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR.
Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. As of December 31, 2022, there was no balance outstanding on the revolving credit facility and a total of $42.0 million outstanding on the term loan, of which $12.0 million was short-term and $30.0 million was long-term. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
Securities Sold Under Agreements to Repurchase and Short-term Borrowings
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Short-term borrowings include FHLB advances which mature in less than one year from the date of origination, and the current portion of long-term debt due within 12 months.

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings, as well as the weighted average interest rates thereon (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Securities sold under agreements to repurchase
Balance at end of period	$229,806	$270,139	$175,614
Weighted average interest rate at end of period	1.91%	0.08%	0.13%
Maximum outstanding at any month end in year-to-date period	$283,664	$270,139	$210,529
Average daily balance for the year-to-date period	$243,690	$218,454	$187,032
Weighted average interest rate during period (1)	0.60%	0.10%	0.35%

FHLB advances, current portion due within 12 months
Balance at end of period	$339,054	$5,678	$4,658
Weighted average interest rate at end of period	4.28%	0.36%	0.43%
Maximum outstanding at any month end in year-to-date period	$339,054	$5,678	$4,658
Average daily balance for the year-to-date period	$25,845	$4,934	$3,556
Weighted average interest rate during period (1)	4.28%	0.41%	0.53%

Term loan, current portion due within 12 months
Balance at end of period	$12,000	$12,000	$—
Weighted average interest rate at end of period	5.92%	1.88%	—%
Maximum outstanding at any month end in year-to-date period	$12,000	$12,000	$—
Average daily balance for the year-to-date period	$12,000	$7,167	$—
Weighted average interest rate during period (1)	3.55%	1.79%	—%
___________________________________________
1.The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.
Long-term Debt
In addition to the term loan, long-term debt includes funds borrowed from the FHLB which totaled $4.1 million at December 31, 2021. We did not have any funds borrowed from the FHLB included in long-term debt as of December 31, 2022.
Senior and Subordinated Notes
On May 25, 2017, we issued $40.0 million of 3.75% senior notes that matured and were redeemed on May 25, 2022. Additionally, on May 25, 2017, we issued $60.0 million of fixed-to-floating rate subordinated notes that were scheduled to mature on May 25, 2027, with an optional redemption in whole or in part on any interest payment date on or after May 25, 2022. We redeemed all $60.0 million of the outstanding fixed-to-floating rate subordinated notes during the third quarter of 2022. At the time of redemption, the redeemed subordinated notes carried interest at a floating rate of 3-month LIBOR plus 2.919%.
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
Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2022	2021
Unamortized debt issuance costs
Senior notes issued in 2017	$—	$56
Subordinated notes issued in 2017	—	549
Subordinated notes issued in 2020	1,220	1,678
Subordinated notes issued in 2022	1,742	—
Total unamortized debt issuance costs	$2,962	$2,283
Junior Subordinated Debt Owed to Unconsolidated Trusts
First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of First Busey, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, we issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by First Busey, as Tier 1 regulatory capital. First Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, we acquired similar statutory trusts previously maintained by Pulaski and the fair value adjustment is being accreted over their weighted average remaining life, with a balance remaining to be accreted of $2.8 million at December 31, 2022. We had $71.8 million and $71.6 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2022, and 2021, respectively.
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

Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Average liquid assets
Cash and due from banks	$120,910	$133,711	$118,739
Interest-bearing bank deposits	290,875	630,687	488,786
Federal funds sold	—	—	—
Total average liquid assets	$411,785	$764,398	$607,525

Average liquid assets as a percent of average total assets	3.3%	6.4%	5.9%
First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Cash and unencumbered securities on our Consolidated Balance Sheets are summarized as follows for the periods presented (dollars in thousands):

	As of December 31,
	2022	2021
Cash and unencumbered securities
Total cash and cash equivalents	$227,164	$836,095
Debt securities available for sale	2,461,393	3,981,251
Debt securities pledged as collateral	(746,675)	(708,939)
Cash and unencumbered securities	$1,941,882	$4,108,407
Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, First Busey’s revolving credit facility, or to utilize brokered deposits, as summarized in the table below (dollars in thousands):

	As of December 31,
	2022	2021
Additional borrowing capacity available from:
FHLB	$1,765,388	$1,536,019
Federal Reserve Bank	659,680	624,627
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,465,068	$2,200,646
As of December 31, 2022, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Our ability to pay cash dividends to our stockholders and to service our debt is dependent on the receipt of cash dividends from our subsidiaries. Busey Bank paid dividends to First Busey totaling $95.0 million and $60.0 million for the years ended December 31, 2022, and 2021, respectively.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.

The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of December 31,
	2022	2021
Outstanding loan commitments and standby letters of credit	2,024,777	2,016,207
Reserve for unfunded commitments	6,601	6,540
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Provision for unfunded commitments expense (release)	$61	$(774)	$1,822
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Contractual Obligations
We have entered into certain contractual obligations and other commitments which generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.
The following table summarizes significant contractual obligations and other commitments, excluding short-term borrowings and the current portion of long-term debt, as of December 31, 2022, (dollars in thousands):

	Certificates of Deposit	Operating Leases	Junior Subordinated Debt Owed to Unconsolidated Trusts	Long-term Debt	Subordinated Notes, Net of Unamortized Issuance Costs	Total
Contractual obligations by schedule of maturities
2023	$560,147	$2,254	$—	$—	$—	$562,401
2024	229,263	1,942	—	12,000	—	243,205
2025	34,307	1,719	—	12,000	—	48,026
2026	16,637	1,442	—	6,000	—	24,079
2027	14,301	1,277	—	—	—	15,578
Thereafter	720	6,699	71,810	—	222,038	301,267
Contractual obligations	$855,375	$15,333	$71,810	$30,000	$222,038	$1,194,556

Commitments to extend credit and standby letters of credit						$2,024,777
Cash Flows
Net cash flows provided by operating activities totaled $165.8 million in 2022, compared to $162.0 million in 2021. Significant items affecting the cash flows provided by operating activities include net income; the provision for credit losses; depreciation and amortization; gain on sales of mortgage loans, net of origination costs and activities related to the origination and sales of loans held for sale; and stock-based compensation. Net cash used to originate mortgage loans held for sale totaled $24.3 million in 2022, compared to $31.7 million of in 2021. Fluctuations in sales are a function of changes in market rates for mortgage loans, which influence refinance activity. Our provision for credit losses reflects a provision expense of $4.6 million in 2022, compared to a reserve release of $15.1 million in 2021. Stock-based compensation increased to $9.0 million in 2022, compared to $7.9 million in 2021.

Net cash used in investing activities totaled $290.9 million in 2022, compared to $829.2 million in 2021. Significant investment activities are those associated with managing First Busey’s investment and loan portfolios, as well as acquisition activities. We purchased $280.1 million of debt securities available for sale in 2022, compared to $2.3 billion in 2021. In 2021, investing outflows were partially offset with $228.3 million net cash received in connection with the CAC acquisition.
Net cash used in financing activities totaled $483.9 million in 2022, compared to $814.7 million provided by financing activities in 2021. Significant items affecting cash flows from financing activities are debt issuance, deposits, short-term borrowings, long-term debt, payment of dividends, and proceeds and redemption from stock issuances. Deposits, which represent First Busey’s primary funding source, decreased by $696.9 million in 2022, compared to an increase of $767.5 million in 2021, excluding acquired deposits. Proceeds from FHLB advances totaled $335.0 million in 2022, compared to $5.0 million in 2021.
Capital Resources
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios with capital buffer and capital ratios for First Busey and Busey Bank as of December 31, 2022.

	Minimum Capital Requirements with Capital Buffer	As of December 31, 2022
		First Busey Corporation	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	11.96%	14.49%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.78%	14.49%
Total Capital to Risk Weighted Assets	10.50%	16.12%	15.35%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	9.45%	10.72%
Management believes that no conditions or events have occurred since December 31, 2022, that would materially adversely change First Busey’s or Busey Bank’s capital classifications.
NEW ACCOUNTING PRONOUNCEMENTS
We review new accounting standards as issued. Information relating to accounting pronouncements applicable to First Busey appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
EFFECTS OF INFLATION
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salaries, wages, and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation — Three Years Ended December 31, 2022—Consolidated Average Balance Sheets and Interest Rates” and “Item  7A. Quantitative and Qualitative Disclosures About Market Risk.”

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
As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +/-200, +/-300, and +/-400 basis points. As of December 31, 2021, a downward adjustment in federal fund rates was not meaningful due to the low interest rate environment at that time. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.
The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
December 31, 2022	(21.24)%	(14.74)%	(8.08)%	(3.95)%	3.05%	6.11%	9.18%	12.27%
December 31, 2021	NM	NM	NM	NM	8.77%	17.19%	25.64%	33.87%

	Year-Two: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
December 31, 2022	(27.82)%	(19.56)%	(10.76)%	(5.27)%	3.94%	7.91%	11.94%	16.02%
December 31, 2021	NM	NM	NM	NM	9.51%	18.22%	26.84%	35.35%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
First Busey Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans—Adjustments to Historical Loss Factors
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses totaled $91.6 million, which consists of a reserve on loans collectively evaluated for impairment (a/k/a general reserve) of $87.1 million and a reserve on loans individually evaluated (a/k/a specific reserve) of $4.5 million at December 31, 2022. The allowance for credit losses is measured on a collective loan pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.
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
Our audit procedures related to the adjustments to historical factors within the allowance for credit losses include the following, among others:
•We obtained an understanding of the relevant controls related to the adjustments to historical factors in the calculation of the allowance for credit losses and tested such controls for design and operating effectiveness, including management’s review of the allowance memo and calculation in support of adjustments.
•We tested the completeness and accuracy of data used by management in determining adjustments to historical loss factors by agreeing the supporting data to internal or external source data.
•We tested management’s conclusions regarding the appropriateness of the adjustments, including magnitude and directional consistency, to historical loss factors and agreed the impact to the allowance for credit losses calculation.
We or our predecessor firms have served as the Company’s auditor since at least 1980; however, an earlier year could not be established.

/s/ RSM US LLP
Champaign, Illinois
February 23, 2023

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$117,513	$102,983
Interest-bearing deposits	109,651	733,112
Total cash and cash equivalents	227,164	836,095

Debt securities available for sale	2,461,393	3,981,251
Debt securities held to maturity	918,312	—
Equity securities	11,535	13,571
Loans held for sale (2022 at LOCOM, 2021 at fair value)	1,253	23,875
Portfolio loans (net of ACL of $91,608 at December 31, 2022; $87,887 at December 31, 2021)	7,634,094	7,101,111
Premises and equipment, net	126,524	136,147
Right of use assets	12,829	10,533
Goodwill	317,873	317,873
Other intangible assets, net	46,423	58,051
Cash surrender value of bank owned life insurance	180,485	176,940
Other assets	398,792	204,242
Total assets	$12,336,677	$12,859,689

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$3,393,666	$3,670,267
Interest-bearing	6,677,614	7,098,310
Total deposits	10,071,280	10,768,577

Securities sold under agreements to repurchase	229,806	270,139
Short-term borrowings	351,054	17,678
Long-term debt	30,000	46,056
Senior notes, net of unamortized issuance costs	—	39,944
Subordinated notes, net of unamortized issuance costs	222,038	182,773
Junior subordinated debt owed to unconsolidated trusts	71,810	71,635
Lease liabilities	12,995	10,591
Other liabilities	201,717	133,184
Total liabilities	11,190,700	11,540,577

Outstanding commitments and contingent liabilities (see Notes 16 and 22)

Stockholders’ Equity
Common stock, ($0.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,320,980	1,316,984
Retained earnings	168,769	92,463
AOCI	(273,278)	(23,758)
Total stockholders’ equity before treasury stock	1,216,529	1,385,747
Treasury stock at cost	(70,552)	(66,635)
Total stockholders’ equity	1,145,977	1,319,112
Total liabilities and stockholders’ equity	$12,336,677	$12,859,689

Shares
Common shares issued	58,116,970	58,116,970
Less treasury shares	(2,837,846)	(2,682,060)
Common shares outstanding	55,279,124	55,434,910
See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest income
Interest and fees on loans	$287,477	$252,097	$284,959
Interest and dividends on investment securities:
Taxable interest income	66,140	41,787	35,364
Non-taxable interest income	3,272	3,765	4,552
Other interest income	3,097	1,151	1,723
Total interest income	359,986	298,800	326,598

Interest expense
Deposits	16,112	12,583	30,691
Federal funds purchased and securities sold under agreements to repurchase	1,475	227	660
Short-term borrowings	1,647	279	234
Long-term debt	1,310	657	525
Senior notes	637	1,598	1,598
Subordinated notes	12,338	9,918	6,995
Junior subordinated debt owed to unconsolidated trusts	3,029	2,840	2,960
Total interest expense	36,548	28,102	43,663

Net interest income	323,438	270,698	282,935
Provision for credit losses	4,623	(15,101)	38,797
Net interest income after provision for credit losses	318,815	285,799	244,138

Noninterest income
Wealth management fees	55,378	53,086	42,928
Fees for customer services	33,111	35,604	31,604
Payment technology solutions	20,067	18,347	15,628
Mortgage revenue	1,895	7,239	13,038
Income on bank owned life insurance	3,663	5,166	5,380
Realized net gains (losses) on securities	50	29	1,724
Unrealized net gains (losses) recognized on equity securities	(2,183)	3,041	(393)
Other income	14,822	10,292	8,356
Total noninterest income	126,803	132,804	118,265

Noninterest expense
Salaries, wages, and employee benefits	159,016	145,312	126,719
Data processing	21,648	21,862	16,426
Net occupancy expense of premises	19,130	18,346	17,607
Furniture and equipment expenses	7,645	8,301	9,550
Professional fees	6,125	7,549	8,396
Amortization of intangible assets	11,628	11,274	10,008
Interchange expense	6,298	5,792	4,810
Other expense	52,391	43,344	40,681
Total noninterest expense	283,881	261,780	234,197

Income before income taxes	161,737	156,823	128,206
Income taxes	33,426	33,374	27,862
Net income	$128,311	$123,449	$100,344

Basic earnings per common share	$2.32	$2.23	$1.84
Diluted earnings per common share	2.29	2.20	1.83
Dividends declared per share of common stock	0.92	0.92	0.88
See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$128,311	$123,449	$100,344
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $79,460, $23,367, and $(8,615)	(199,302)	(58,610)	21,561
Net unrecognized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $13,812, $—, and $—, respectively	(34,644)	—	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $7, $(17), and $496, respectively	(19)	44	(1,228)
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(1,893), $—, and $—, respectively	4,745	—	—
Net change in unrealized/unrecognized gains (losses) on debt securities	(229,220)	(58,566)	20,333
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $8,258, $(294), and $1,007, respectively	(20,717)	736	(2,526)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(166), $(304), and $(216), respectively	417	763	542
Net change in unrealized gains (losses) on cash flow hedges	(20,300)	1,499	(1,984)
Net change in AOCI	(249,520)	(57,067)	18,349
Total comprehensive income (loss)	$(121,209)	$66,382	$118,693
See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	54,788,772	$56	$1,248,216	$(14,813)	$14,960	$(27,985)	$1,220,434
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(15,922)	—	—	(15,922)
Net income	—	—	—	100,344	—	—	100,344
OCI, net of tax	—	—	—	—	18,349	—	18,349
Repurchase of stock	(531,114)	—	—	—	—	(12,272)	(12,272)
Issuance of treasury stock for ESPP	32,063	—	(59)	—	—	606	547
Net issuance of treasury stock for RSU/DSU vesting and related tax	106,589	—	(2,648)	—	—	2,013	(635)
Issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	8,069	—	(51)	—	—	152	101
Cash dividends common stock at $0.88 per share	—	—	—	(48,012)	—	—	(48,012)
Stock dividend equivalents RSUs at $0.88 per share	—	—	767	(767)	—	—	—
Stock-based compensation	—	—	7,135	—	—	—	7,135
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	123,449	—	—	123,449
OCI, net of tax	—	—	—	—	(57,067)	—	(57,067)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,953	—	—	—	58,955
Repurchase of stock	(1,323,000)	—	—	—	—	(33,043)	(33,043)
Issuance of treasury stock for ESPP	30,390	—	(136)	—	—	782	646
Net issuance of treasury stock for RSU/DSU vesting and related tax	116,904	—	(4,109)	—	—	3,112	(997)
Cash dividends common stock at $0.92 per share	—	—	—	(50,764)	—	—	(50,764)
Stock dividend equivalents RSUs at $0.92 per share	—	—	1,052	(1,052)	—	—	—
Stock-based compensation	—	—	7,864	—	—	—	7,864
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	128,311	—	—	128,311
OCI, net of tax	—	—	—	—	(249,520)	—	(249,520)
Repurchase of stock	(388,614)	—	—	—	—	(9,912)	(9,912)
Issuance of treasury stock for ESPP	57,385	—	(320)	—	—	1,477	1,157
Net issuance of treasury stock for RSU/DSU vesting and related tax	175,225	—	(5,789)	—	—	4,513	(1,276)
Issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	218	—	(5)	—	—	5	—
Cash dividends common stock at $0.92 per share	—	—	—	(50,863)	—	—	(50,863)
Stock dividend equivalents RSUs at $0.92 per share	—	—	1,142	(1,142)	—	—	—
Stock-based compensation	—	—	8,968	—	—	—	8,968
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows Provided by (Used in) Operating Activities
Net income	$128,311	$123,449	$100,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,623	(15,101)	38,797
Amortization of intangible assets	11,628	11,274	10,008
Amortization of mortgage servicing rights	3,540	5,292	5,667
Amortization of NMTC	6,333	5,563	2,311
Depreciation and amortization of premises and equipment	10,482	11,610	12,273
Net amortization (accretion) on portfolio loans	3,932	(11,545)	(15,372)
Net amortization (accretion) of premium (discount) on investment securities	20,799	24,251	9,716
Net amortization (accretion) of premium (discount) on time deposits	(403)	(1,142)	(933)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,400	826	586
Impairment of OREO and other repossessed assets	611	1	68
Impairment of fixed assets held for sale	427	3,227	6,901
Impairment of mortgage servicing rights	(8)	(639)	648
Impairment of leases	84	—	—
Unrealized (gains) losses recognized on equity securities, net	2,183	(3,041)	393
(Gain) loss on sales of equity securities, net	(24)	—	—
(Gain) loss on sales of debt securities, net	(26)	(29)	(1,724)
(Gain) loss on sales of loans, net	(1,944)	(9,323)	(26,999)
(Gain) loss on sales of OREO	(54)	174	(133)
(Gain) loss on sales of premises and equipment	(825)	(1,023)	286
(Gain) loss on life insurance proceeds	—	(1,257)	(1,270)
(Increase) decrease in cash surrender value of bank owned life insurance	(3,663)	(3,909)	(4,110)
Provision for deferred income taxes	(1,272)	4,665	(5,309)
Stock-based compensation	8,968	7,864	7,135
Mortgage loans originated for sale	(70,953)	(274,356)	(881,398)
Proceeds from sales of mortgage loans	95,289	306,074	920,050
(Increase) decrease in other assets	(56,284)	7,203	(8,210)
Increase (decrease) in other liabilities	2,633	(28,096)	(6,551)
Net cash provided by (used in) operating activities	$165,787	$162,012	$163,174

Cash Flows Provided by (Used in) Investing Activities
Purchases of equity securities	$(14,820)	$(11,017)	$(13,123)
Purchases of debt securities available for sale	(280,083)	(2,298,055)	(1,282,199)
Proceeds from sales of equity securities	15,418	7,254	13,152
Proceeds from sales of debt securities available for sale	—	290,955	—
Proceeds from paydowns and maturities of debt securities held to maturity	70,116	—	—
Proceeds from paydowns and maturities of debt securities available for sale	470,134	868,083	665,744
Purchases of FHLB and other bank stock	(12,969)	—	—
Proceeds from the redemption of FHLB and other bank stock	225	—	—
Net cash received in (paid for) acquisitions (see Note 2)	—	228,279	—
Net (increase) decrease in loans	(541,713)	76,826	(113,744)
Cash paid for premiums on bank-owned life insurance	(106)	(124)	(120)
Proceeds from life insurance	219	4,755	2,696
Purchases of premises and equipment	(4,989)	(5,042)	(4,198)
Proceeds from disposition of premises and equipment	4,528	7,306	814
Proceeds from sales of OREO	3,184	1,590	1,439
Net cash provided by (used in) investing activities	$(290,856)	$(829,190)	$(729,539)
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in deposits	$(696,894)	$767,474	$776,386
Net change in federal funds purchased and securities sold under agreements to repurchase	(40,333)	77,874	(29,877)
Proceeds from FHLB advances	335,000	5,000	4,000
Repayment of FHLB advances	(5,678)	(4,658)	(32,711)
Proceeds from other borrowings, net of debt issuance costs	98,094	72,500	142,634
Repayment of other borrowings	(112,000)	(18,500)	(74,000)
Cash dividends paid	(50,863)	(50,764)	(48,012)
Purchase of treasury stock	(9,912)	(33,043)	(12,272)
Cash paid for withholding taxes on stock-based payments	(1,276)	(997)	(635)
Proceeds from stock options exercised	—	—	101
Common stock issuance costs	—	(150)	—
Net cash provided by (used in) financing activities	$(483,862)	$814,736	$725,614

Net increase (decrease) in cash and cash equivalents	(608,931)	147,558	159,249
Cash and cash equivalents, beginning of period	836,095	688,537	529,288

Cash and cash equivalents, ending of period	$227,164	$836,095	$688,537

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$35,297	$25,374	$53,601
Income taxes	30,676	22,487	22,195

Non-cash investing and financing activities:
OREO acquired in settlement of loans	175	1,610	2,867
Transfer of loans held for sale to portfolio loans	—	(4,808)	—
Transfer of debt securities available for sale to held to maturity	985,199	—	—
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
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements. The Company had assets under care of $11.1 billion at December 31, 2022, and $12.7 billion at December 31, 2021.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The amortization period for certain callable debt securities held at a premium are amortized to the earliest call date, while discounts on debt securities are amortized to maturity. Gains and losses on the sale of debt securities available for sale are recorded on the trade date and are determined using the specific identification method.
Debt securities available for sale are not within the scope of the current expected credit losses methodology, however, the accounting for credit losses on these securities is affected by ASC Subtopic 326-30 “Financial Instruments-Credit Losses—Available-for-Sale Debt Securities.” A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, the Company must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, the Company will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded allowance, if applicable, and recognizing any incremental impairment through earnings. If the Company neither intends to sell the security, nor believes it more likely than not will be required to sell the security, before the fair value recovers to the amortized cost basis, the Company must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.
The Company considers the following factors in assessing whether the decline is due to a credit loss:
•Extent to which the fair value is less than the amortized cost basis
•Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors)
•Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future
•Failure of the issuer of the security to make scheduled interest or principal payments
•Any changes to the rating of the security by a rating agency
Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. Impairment is recognized by establishing an ACL through provision for credit losses. Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. The Company did not recognize any impairment in 2022, 2021, or 2020.
Debt securities classified as held to maturity are those debt securities that the Company has the intent and ability to hold to maturity and are carried at amortized cost. In 2022, the Company elected to transfer a portion of the agency mortgage-backed securities portfolio from available for sale to held to maturity. While held to maturity securities are within the scope of CECL, the standard allows for an assumption of zero credit losses when the expectation of non-payment is zero. The risk related to mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises, is considered low therefore requiring no allowance to be recorded.
Accrued interest receivable for debt securities totaled $14.7 million at December 31, 2022, and is excluded from the estimate of credit losses. Accrued interest receivable is reported in other assets on the Consolidated Balance Sheets.
Equity securities are carried at fair value with changes in fair value recognized in earnings.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale
Loans held for sale include mortgage loans which the Company intends to sell to investors and/or the secondary mortgage market.
Effective January 1, 2022, the Company elected to account for all newly originated loans held for sale at LOCOM. Loans held for sale are carried at amortized historical cost less loan write-offs and downward fair value adjustments, as may be applicable. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying amount, net of the value of any servicing assets for loans that were sold with servicing rights retained.
Prior to this change, the Company accounted for loans held for sale at fair value. Loans held for sale were recorded at fair value, with changes in fair value recognized in earnings. Fair value adjustments were recorded as an adjustment to mortgage revenues. The fair value of loans held for sale was measured using observable quoted market prices, contract prices, or market price equivalents, consistent with those used by other market participants. Direct loan origination fees and costs related to loans accounted for at fair value were recognized when earned.
Loan Servicing
Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans. The unpaid principal balances of loans serviced by the Company for the benefit of others totaled $1.7 billion as of December 31, 2022, and are not included in the accompanying Consolidated Balance Sheets. Servicing rights are initially recorded at fair value which is determined using a valuation model that calculates the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The amortization of mortgage servicing rights is included in mortgage revenue. The amortization of government-guaranteed commercial loans is included in other income.
Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value. Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs. For purposes of measuring impairment, servicing rights are stratified by one or more predominant characteristics of the underlying loans. A valuation allowance is recognized in the amount by which the amortized cost of the rights for each stratum exceeds its fair value, if any. If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings. The Company had an insignificant amount of impairment recorded at December 31, 2022 and 2021.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PPP Loans
At December 31, 2022, the Company had $0.9 million in PPP loans outstanding, with an amortized cost of $0.8 million. In comparison, at December 31, 2021, the Company had $76.9 million in PPP loans outstanding, with an amortized cost of $75.0 million. The Company received fees totaling $2.5 million, $20.1 million, and $25.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Incremental direct origination costs the Company incurred were $0.6 million, $4.2 million, and $5.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Both the fees received and the origination costs have been deferred and are being amortized over the contractual life of these loans, subject to prepayment. The Company recognized $1.9 million, $14.0 million, and $15.2 million in net interest income for fees, net of deferred cost, during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the remaining amount of fees to be recognized, net of deferred costs, was insignificant. PPP loans contain a forgiveness feature for funds spent on covered expenses, including both principal and accrued interest. Any remaining balance after loan forgiveness maintains a 100% government guarantee for the remaining term of the loan.
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
Assets Purchased with Credit Deterioration
On January 1, 2020, First Busey adopted ASC Topic 326 “Financial Instruments-Credit Losses” using the prospective transition approach for financial assets PCD that were previously classified as PCI and accounted for under ASC Subtopic 310-30 “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.” In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. In accordance with ASC Topic 326, the amortized cost basis of PCD assets were adjusted to reflect an ACL for any remaining credit discount. Subsequent changes in expected cash flows will be adjusted through the ACL. The noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.
Subsequent to the adoption of ASC Topic 326, acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers as either PCD, for loans which have experienced more than insignificant credit deterioration since origination, or all other loans. At the date of acquisition, an ACL on PCD loans is determined and netted against the amortized cost basis of the individual loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. The ACL on PCD loans is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date. Subsequent changes to the ACL are recorded through provision expense. For all other loans, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.

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
Premises and Equipment
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC Topic 842 “Leases” requires the use of the rate implicit in the lease whenever this rate is readily determinable. If not readily determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the Company used a borrowing rate that corresponded to the remaining lease term.
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
The Company estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including comparable company analysis and precedent transaction analysis. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment as of December 31, 2022, or 2021. See “Note 7. Goodwill and Other Intangible Assets” for further discussion.
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
The Company maintains a liability for post-employment benefits promised to an employee based on an arrangement between the Company and an employee. In an endorsement split-dollar life insurance arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. The Company has an accrued liability of $5.6 million as of December 31, 2022, included in other liabilities, for these arrangements, compared with $5.5 million as of December 31, 2021.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FHLB Stock
Busey Bank is a member of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost in other assets in our Consolidated Balance Sheet. Dividends are reported as income.
The Company's investment in FHLB stock was $19.0 million as of December 31, 2022, and $6.2 million as of December 31, 2021.
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
The following table summarizes the impact of the Company’s other asset investments on our Consolidated Balance Sheets for the periods indicated (dollars in thousands):

		As of December 31,
	Location	2022	2021
Other asset investments
Funded investments	Other assets	$58,912	$37,417
Unfunded investments	Other assets	67,437	52,765
Other asset investments		$126,349	$90,182

Unfunded investment obligations	Other liabilities	$(67,437)	$(52,765)
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. The Company determined that no valuation allowance was required as of December 31, 2022, or 2021.
Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company had no accruals for payments of interest and penalties at December 31, 2022, or 2021.
At December 31, 2022, the Company was not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings. In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.
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
In 2021, the stockholders of First Busey approved the 2021 ESPP, and since the purchase price under the plan is 85% of the fair value of a share of common stock (a 15% discount to the market price), the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognized in salaries, wages, and employee benefits on the Consolidated Statements of Income.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Business Combinations
Business combinations are accounted for under ASC Topic 805 “Business Combinations” using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their estimated fair values as of that date. To determine the fair values, the Company may utilize third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions, and primarily have terms of two years or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimates expected credit losses for off-balance sheet arrangements over the contractual period in which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancellable for accounting purposes, the Company must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans. The Company incorporates a probability of funding and utilizes the ACL loss rates to calculate the reserve. The reserve for off-balance-sheet credit exposure is carried on the Consolidated Balance Sheets in other liabilities rather than as a component of the ACL. The reserve for off-balance-sheet credit exposure is adjusted as a provision for off-balance-sheet credit exposure reported as a component of noninterest expense in the accompanying Consolidated Statements of Income. Liabilities recorded as reserves for the Company’s off-balance sheet credit exposure under these commitments was $6.6 million as of December 31, 2022, and was $6.5 million as of December 31, 2021.
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
Revenue
ASC Topic 606 “Revenue from Contracts with Customers” outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASC Topic 606 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASC Topic 606, and noninterest income. The Company has evaluated its noninterest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying Consolidated Financial Statements is not necessary. The Company satisfies its performance obligations on its contracts with customers as services are rendered so there is limited judgment involved in applying ASC Topic 606 that affects the determination of the timing and amount of revenue from contracts with customers.
Descriptions of the Company’s primary revenue generating activities that are within the scope of ASC Topic 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, include wealth management fees, payment technology solutions, and fees for customer services.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2022.
Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued. There were no significant subsequent events for the year ended December 31, 2022, through the filing date of these Consolidated Financial Statements.
Impact of Recently Adopted Accounting Standards
ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” deferred the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, extending the time during which entities may apply certain practical expedients for contract modifications that replace a reference to LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. This update was effective upon issuance on December 21, 2022. Adoption of this standard did not have a material impact on First Busey’s financial position or results of operations.
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
Recently Issued Accounting Standards
ASU 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” clarifies that contractual restrictions on the sale of equity securities are not considered in measuring the fair value of those equity securities, and further that contractual sale restrictions cannot be recognized and measured as a separate unit of account. This standard applies prospectively, and will be effective for First Busey beginning January 1, 2024. Early adoption is permitted. First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the TDR accounting model for creditors that have already adopted CECL. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20-35-9 through 35-11 “Receivables—Nonrefundable Fees and Other Costs—Subsequent Measurement—Loan Refinancing or Restructuring” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. This standard applies prospectively. For the transition method related to the recognition and measurement of TDRs, there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This standard became effective for First Busey beginning January 1, 2023. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.
ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. This update also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This standard became effective for First Busey beginning January 1, 2023. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.
ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination. This update became effective for First Busey beginning January 1, 2023. This standard applies prospectively to all business combinations that occur on or after the date it is adopted. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.
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
Under the terms of the definitive agreement, each share of CAC common stock issued and outstanding as of the effective date was converted into the right to receive 444.4783 shares of First Busey common stock and $14,173.96 in cash, which reflects adjustments made to the cash consideration in accordance with the terms of the definitive agreement. The fair value of the common stock of First Busey issued as part of the consideration paid to the holders of CAC common stock was determined on the basis of the closing price of First Busey’s common shares on May 28, 2021, the last trading day immediately preceding the acquisition date of May 31, 2021. As additional consideration provided to CAC’s stockholders in the merger, CAC paid a special dividend to its stockholders in the amount of $60.0 million, or $12,087.58 per share of CAC common stock, on May 28, 2021.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
First Busey incurred $0.8 million and $13.6 million in pre-tax expenses related to the acquisition of CAC for the years ended December 31, 2022, and December 31, 2021, respectively. Expenses in 2022 were comprised primarily of compensation expense and data processing expense, which are reported as components of noninterest expense in the accompanying Consolidated Statements of Income.
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
NOTE 3. DEBT SECURITIES
The Company reassessed classification of certain securities in 2022, and transferred a portion of its commercial and residential mortgage-backed securities from available for sale to held to maturity. The transfers occurred at fair value. The unrecognized loss associated with these securities is in OCI, and is being amortized out of OCI with an offsetting entry to investment securities interest income as a yield adjustment over the remaining contractual lives of the securities. No gain or loss was recorded at the time of the transfer.
The table below provides the amortized cost, unrealized and unrecognized gains and losses, and fair values of debt securities, summarized by major category (dollars in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$117,805	$—	$(3,744)	$114,061
Obligations of U.S. government corporations and agencies	20,097	3	(321)	19,779
Obligations of states and political subdivisions	283,481	106	(26,075)	257,512
Asset-backed securities	489,558	—	(19,683)	469,875
Commercial mortgage-backed securities	124,423	—	(16,029)	108,394
Residential mortgage-backed securities	1,463,971	2	(220,717)	1,243,256
Corporate debt securities	273,118	33	(24,635)	248,516
Total debt securities available for sale	$2,772,453	$144	$(311,204)	$2,461,393

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$474,820	$—	$(63,738)	$411,082
Residential mortgage-backed securities	443,492	—	(69,279)	374,213
Total debt securities held to maturity	$918,312	$—	$(133,017)	$785,295

	As of December 31, 2021
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$166,768	$41	$(1,047)	$165,762
Obligations of U.S. government corporations and agencies	37,579	891	—	38,470
Obligations of states and political subdivisions	300,602	7,760	(1,493)	306,869
Asset-backed securities	492,055	295	(164)	492,186
Commercial mortgage-backed securities	625,339	3,425	(13,766)	614,998
Residential mortgage-backed securities	2,095,104	8,889	(34,680)	2,069,313
Corporate debt securities	296,076	1,081	(3,504)	293,653
Total debt securities available for sale	$4,013,523	$22,382	$(54,654)	$3,981,251

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

	As of December 31, 2022
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$135,698	$133,967
Due after one year through five years	395,914	368,754
Due after five years through ten years	364,065	330,280
Due after ten years	1,876,776	1,628,392
Debt securities available for sale	$2,772,453	$2,461,393

Debt securities held to maturity
Due after one year through five years	$44,392	$41,483
Due after five years through ten years	64,593	57,955
Due after ten years	809,327	685,857
Debt securities held to maturity	$918,312	$785,295
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Realized gains and losses on debt securities
Gross gains on debt securities	$115	$543	$1,732
Gross (losses) on debt securities	(89)	(514)	(8)
Realized net gains (losses) on debt securities[1]	$26	$29	$1,724
___________________________________________
1.Net gains (losses) on sales of securities reported on the Consolidated Statements of Income include the sale of equity securities, excluded in this table.
Debt securities with carrying amounts of $746.7 million on December 31, 2022, and $708.9 million on December 31, 2021, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information pertains to debt securities with gross unrealized and unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities[1]	$74	$—	$113,987	$(3,744)	$114,061	$(3,744)
Obligations of U.S. government corporations and agencies	19,603	(321)	—	—	19,603	(321)
Obligations of states and political subdivisions	166,147	(10,059)	75,217	(16,016)	241,364	(26,075)
Asset-backed securities	390,164	(15,648)	79,711	(4,035)	469,875	(19,683)
Commercial mortgage-backed securities	89,428	(12,623)	18,966	(3,406)	108,394	(16,029)
Residential mortgage-backed securities	366,221	(38,111)	876,668	(182,606)	1,242,889	(220,717)
Corporate debt securities	39,037	(5,079)	204,310	(19,556)	243,347	(24,635)
Debt securities available for sale with gross unrealized losses	$1,070,674	$(81,841)	$1,368,859	$(229,363)	$2,439,533	$(311,204)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$58,065	$(8,009)	$353,017	$(55,729)	$411,082	$(63,738)
Residential mortgage-backed securities	—	—	374,213	(69,279)	374,213	(69,279)
Debt securities held to maturity with gross unrecognized losses	$58,065	$(8,009)	$727,230	$(125,008)	$785,295	$(133,017)
___________________________________________
1.Unrealized losses for U.S. Treasury securities that have been in a continuous loss position for less than 12 months were insignificant, rounding to zero thousand.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$163,653	$(1,047)	$—	$—	$163,653	$(1,047)
Obligations of states and political subdivisions	92,680	(1,493)	—	—	92,680	(1,493)
Asset-backed securities	89,983	(164)	—	—	89,983	(164)
Commercial mortgage-backed securities	389,078	(10,186)	85,905	(3,580)	474,983	(13,766)
Residential mortgage-backed securities	1,700,187	(33,453)	20,538	(1,227)	1,720,725	(34,680)
Corporate debt securities	241,153	(3,504)	—	—	241,153	(3,504)
Debt securities available for sale with gross unrealized losses	$2,676,734	$(49,847)	$106,443	$(4,807)	$2,783,177	$(54,654)
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of December 31, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,439,533	$785,295	$3,224,828
Gross unrealized or unrecognized losses on debt securities	311,204	133,017	444,221
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.8%	16.9%	13.8%

Count of debt securities	1,091	55	1,146
Count of debt securities in an unrealized or unrecognized loss position	1,032	55	1,087

	As of December 31, 2021
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized losses, fair value	$2,783,177	$—	$2,783,177
Gross unrealized losses on debt securities	54,654	—	54,654
Ratio of gross unrealized losses to debt securities with gross unrealized losses	2.0%	—%	2.0%

Count of debt securities	1,252	—	1,252
Count of debt securities in an unrealized loss position	373	—	373
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. The Company does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. As of December 31, 2022, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. PORTFOLIO LOANS
Loan Categories
The Company’s lending can be summarized into five primary categories: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. Distributions of the loan portfolio by loan category were as follows (dollars in thousands):

	As of December 31,
	2022	2021
Portfolio loans
Commercial	$1,974,154	$1,943,886
Commercial real estate	3,261,873	3,119,807
Real estate construction	530,469	385,996
Retail real estate	1,657,082	1,512,976
Retail other	302,124	226,333
Total portfolio loans	$7,725,702	$7,188,998
ACL	(91,608)	(87,887)
Portfolio loans, net	$7,634,094	$7,101,111
Net deferred loan origination costs included in the balances above were $14.0 million as of December 31, 2022, compared to $9.0 million as of December 31, 2021. Net accretable purchase accounting adjustments included in the balances above reduced loans by $5.9 million as of December 31, 2022, and by $8.8 million as of December 31, 2021. Commercial balances include loans originated under the PPP with an amortized cost of $0.8 million as of December 31, 2022, compared to $75.0 million as of December 31, 2021.
The Company did not purchase any retail real estate loans during the year ended December 31, 2022, compared to $32.2 million of retail real estate loan purchases during the year ended December 31, 2021.
Pledged Loans
The Company pledged loans as collateral to the FHLB and Federal Reserve Bank for liquidity as set forth in the table below (dollars in thousands):

	As of December 31,
	2022	2021
Pledged loans
FHLB	$5,095,448	$4,656,331
Federal Reserve Bank	804,718	808,254
Total pledged loans	$5,900,166	$5,464,585
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Portfolio loans
Commercial	$1,668,495	$201,758	$46,540	$51,187	$6,174	$1,974,154
Commercial real estate	2,851,709	326,455	43,526	34,539	5,644	3,261,873
Real estate construction	502,904	25,164	1	2,400	—	530,469
Retail real estate	1,639,599	10,520	1,338	2,529	3,096	1,657,082
Retail other	301,971	—	—	—	153	302,124
Total portfolio loans	$6,964,678	$563,897	$91,405	$90,655	$15,067	$7,725,702

	As of December 31, 2021
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Portfolio loans
Commercial	$1,747,756	$93,582	$69,427	$26,117	$7,004	$1,943,886
Commercial real estate	2,682,441	343,304	49,695	38,394	5,973	3,119,807
Real estate construction	369,797	13,793	6	2,400	—	385,996
Retail real estate	1,491,845	12,374	1,992	3,867	2,898	1,512,976
Retail other	226,262	—	—	—	71	226,333
Total portfolio loans	$6,518,101	$463,053	$121,120	$70,778	$15,946	$7,188,998

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk grades of portfolio loans, further sorted by origination year, are as follows (dollars in thousands):

	As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior
Commercial
Pass	$479,893	$266,122	$136,445	$52,046	$50,764	$135,000	$548,225	$1,668,495
Watch	54,195	49,382	3,288	7,201	1,258	2,160	84,274	201,758
Special Mention	1,958	937	1,642	974	1,000	17,024	23,005	46,540
Substandard	8,926	1,165	570	6,671	2,382	5,191	26,282	51,187
Substandard non-accrual	21	3,292	226	135	—	100	2,400	6,174
Total commercial	544,993	320,898	142,171	67,027	55,404	159,475	684,186	1,974,154

Commercial real estate
Pass	883,688	819,133	478,452	297,525	161,409	198,419	13,083	2,851,709
Watch	77,346	56,113	64,282	96,664	21,592	5,758	4,700	326,455
Special Mention	11,943	5,389	12,386	1,420	6,917	5,471	—	43,526
Substandard	5,340	13,528	3,454	1,907	10,248	62	—	34,539
Substandard non-accrual	—	3,959	33	—	1,647	5	—	5,644
Total commercial real estate	978,317	898,122	558,607	397,516	201,813	209,715	17,783	3,261,873

Real estate construction
Pass	219,112	191,724	68,015	1,490	1,901	1,751	18,911	502,904
Watch	8,530	12,019	3,169	48	—	1,398	—	25,164
Special Mention	—	—	—	1	—	—	—	1
Substandard	2,400	—	—	—	—	—	—	2,400
Total real estate construction	230,042	203,743	71,184	1,539	1,901	3,149	18,911	530,469

Retail real estate
Pass	396,547	456,158	175,148	77,569	56,887	267,387	209,903	1,639,599
Watch	2,928	2,991	1,846	1,444	1,063	27	221	10,520
Special Mention	945	—	—	—	—	393	—	1,338
Substandard	77	732	198	81	141	1,293	7	2,529
Substandard non-accrual	10	191	107	32	390	1,708	658	3,096
Total retail real estate	400,507	460,072	177,299	79,126	58,481	270,808	210,789	1,657,082

Retail other
Pass	134,567	43,512	13,141	13,086	5,646	991	91,028	301,971
Substandard non-accrual	14	134	3	—	—	2	—	153
Total retail other	134,581	43,646	13,144	13,086	5,646	993	91,028	302,124

Total portfolio loans	$2,288,440	$1,926,481	$962,405	$558,294	$323,245	$644,140	$1,022,697	$7,725,702

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2021	2020	2019	2018	2017	Prior
Commercial
Pass	$512,729	$228,811	$107,877	$84,873	$74,351	$122,418	$616,697	$1,747,756
Watch	13,847	5,913	14,274	5,060	1,361	2,866	50,261	93,582
Special Mention	7,062	898	5,961	4,025	6,790	11,845	32,846	69,427
Substandard	3,595	3,362	3,136	1,855	1,125	5,459	7,585	26,117
Substandard non-accrual	4,126	364	142	—	320	52	2,000	7,004
Total commercial	541,359	239,348	131,390	95,813	83,947	142,640	709,389	1,943,886

Commercial real estate
Pass	969,548	637,550	425,850	235,928	200,373	198,002	15,190	2,682,441
Watch	51,560	38,820	123,324	48,088	46,761	32,608	2,143	343,304
Special Mention	9,542	7,060	6,585	10,098	6,357	9,870	183	49,695
Substandard	21,002	3,781	1,218	11,451	521	421	—	38,394
Substandard non-accrual	112	181	359	1,893	3,407	21	—	5,973
Total commercial real estate	1,051,764	687,392	557,336	307,458	257,419	240,922	17,516	3,119,807

Real estate construction
Pass	202,082	123,491	31,927	3,155	738	1,223	7,181	369,797
Watch	7,886	4,159	54	—	1,574	120	—	13,793
Special Mention	—	—	6	—	—	—	—	6
Substandard	—	2,400	—	—	—	—	—	2,400
Total real estate construction	209,968	130,050	31,987	3,155	2,312	1,343	7,181	385,996

Retail real estate
Pass	523,541	215,068	96,617	79,158	82,478	281,737	213,246	1,491,845
Watch	4,100	2,460	1,780	1,312	343	150	2,229	12,374
Special Mention	1,965	27	—	—	—	—	—	1,992
Substandard	1,369	232	12	71	165	1,687	331	3,867
Substandard non-accrual	235	63	—	16	227	1,705	652	2,898
Total retail real estate	531,210	217,850	98,409	80,557	83,213	285,279	216,458	1,512,976

Retail other
Pass	59,366	22,305	26,126	16,189	7,180	1,326	93,770	226,262
Substandard non-accrual	34	10	—	14	13	—	—	71
Total retail other	59,400	22,315	26,126	16,203	7,193	1,326	93,770	226,333

Total portfolio loans	$2,393,701	$1,296,955	$845,248	$503,186	$434,084	$671,510	$1,044,314	$7,188,998

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due and Non-Accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on non-accrual status, is as follows (dollars in thousands):

	As of December 31, 2022
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial	$2	$—	$—	$6,174
Commercial real estate	124	—	—	5,644
Retail real estate	4,709	1,239	673	3,096
Retail other	414	60	—	153
Total past due and non-accrual loans	$5,249	$1,299	$673	$15,067

	As of December 31, 2021
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial	$363	$10	$213	$7,004
Commercial real estate	151	441	—	5,973
Real estate construction	56	—	—	—
Retail real estate	3,312	1,830	693	2,898
Retail other	82	16	—	71
Total past due and non-accrual loans	$3,964	$2,297	$906	$15,946
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $1.2 million, $1.6 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Interest collected on those loans and recognized on a cash basis that was included in interest income was $0.4 million for each of the years ended December 31, 2022, and 2021, and was insignificant for the year ended December 31, 2020.
Troubled Debt Restructurings
TDR loan balances are summarized as follows (dollars in thousands):

	As of December 31,
	2022	2021
TDRs
In compliance with modified terms	$3,032	$1,801
Non-performing TDRs	537	551
Total TDRs	$3,569	$2,352

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans that were designated as TDRs during the years ended as of the dates indicated are summarized as follows (dollars in thousands):

	Newly Designated TDRs
		Recorded Investment[1]
	Number of Contracts	Rate Modification[2]	Payment Modification[2]
December 31, 2022
Commercial	3	$136	$996
Retail real estate	1	—	517
Total	4	$136	$1,513

December 31, 2021
Commercial	1	$364	$—

December 31, 2020
Commercial	3	$130	$—
Commercial real estate	1	651	—
Real estate construction	4	—	986
Total	8	$781	$986
___________________________________________
1.Recorded investment for newly designated TDR’s that were still outstanding as of the dates indicated.
2.TDRs may include multiple concessions; those that include an interest rate concession and payment concession are shown in the rate modification column.
There were no TDRs entered into during the 12 months ended December 31, 2022, 2021, or 2020, that had subsequent defaults. A default occurs when a loan is 90 days or more past due or transferred to non-accrual.
Gross interest income that would have been recorded during the years ended December 31, 2022, 2021, and 2020, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had $14.0 million and $7.9 million of collateral dependent loans secured by real estate or business assets as of December 31, 2022, and December 31, 2021, respectively.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Modified Under the CARES Act or Interagency Statement
The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Federal regulatory agencies, in consultation with FASB, also issued an Interagency Statement to encourage financial institutions to work with borrowers affected by COVID-19 and to update guidance to allow banks to modify loans of customers stressed by COVID-19 without having to classify the loan as a TDR. The Company’s TDR loan totals do not include the following modified loans with payment deferrals that fall under the CARES Act or Interagency Statement that suspended requirements under GAAP related to TDR classification (dollars in thousands):

	As of December 31, 2022		As of December 31, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
COVID-19 loan modifications
Commercial loans: Interest-only deferrals	8	$20,556	32	$128,730
Retail loans: Mortgage and personal loan deferrals	1	99	2	137
Total COVID-19 loans modifications	9	$20,655	34	$128,867
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

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial	$9,589	$656	$5,918	$6,574	$2,476	$6,761
Commercial real estate	8,039	2,334	3,903	6,237	2,000	5,219
Real estate construction	247	247	—	247	—	260
Retail real estate	2,733	2,564	25	2,589	25	2,311
Total loans evaluated individually	$20,608	$5,801	$9,846	$15,647	$4,501	$14,551

	As of December 31, 2021
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial	$10,247	$498	$6,490	$6,988	$3,564	$8,791
Commercial real estate	6,456	5,750	—	5,750	—	6,390
Real estate construction	272	272	—	272	—	282
Retail real estate	2,514	2,345	25	2,370	25	4,093
Total loans evaluated individually	$19,489	$8,865	$6,515	$15,380	$3,589	$19,556

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize activity in the ACL attributable to each loan category. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL Balance, December 31, 2019	$18,291	$21,190	$3,204	$10,495	$568	$53,748
Adoption of ASC 326-30	715	9,306	2,954	3,292	566	16,833
Provision for credit losses	10,832	17,511	1,452	9,050	(48)	38,797
Charged-off	(6,376)	(1,972)	(18)	(2,057)	(665)	(11,088)
Recoveries	404	195	601	1,212	346	2,758
ACL balance, December 31, 2020	23,866	46,230	8,193	21,992	767	101,048
Day 1 PCD[1]	3,546	336	—	129	167	4,178
Provision for credit losses	(2,160)	(7,651)	(3,180)	(4,456)	2,346	(15,101)
Charged-off	(2,026)	(925)	(209)	(1,145)	(478)	(4,783)
Recoveries	629	259	298	1,069	290	2,545
ACL balance, December 31, 2021	23,855	38,249	5,102	17,589	3,092	87,887
Provision for credit losses	497	892	1,142	219	1,873	4,623
Charged-off	(1,069)	(1,375)	(23)	(251)	(461)	(3,179)
Recoveries	577	533	236	636	295	2,277
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
__________________________________________
1.The Day 1 PCD is attributable to the CAC acquisition.
The following tables present the ACL and amortized cost of portfolio loans by category (dollars in thousands):

	As of December 31, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loan category
Commercial	$1,967,580	$6,574	$1,974,154	$21,384	$2,476	$23,860
Commercial real estate	3,255,636	6,237	3,261,873	36,299	2,000	38,299
Real estate construction	530,222	247	530,469	6,457	—	6,457
Retail real estate	1,654,493	2,589	1,657,082	18,168	25	18,193
Retail other	302,124	—	302,124	4,799	—	4,799
Portfolio loans and related ACL	$7,710,055	$15,647	$7,725,702	$87,107	$4,501	$91,608

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loan category
Commercial	$1,936,898	$6,988	$1,943,886	$20,291	$3,564	$23,855
Commercial real estate	3,114,057	5,750	3,119,807	38,249	—	38,249
Real estate construction	385,724	272	385,996	5,102	—	5,102
Retail real estate	1,510,606	2,370	1,512,976	17,564	25	17,589
Retail other	226,333	—	226,333	3,092	—	3,092
Portfolio loans and related ACL	$7,173,618	$15,380	$7,188,998	$84,298	$3,589	$87,887
NOTE 5. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets. The following table summarizes the composition of the Company’s OREO and other repossessed asset balances as of the periods presented (dollars in thousands):

	As of December 31,
	2022	2021
OREO
Commercial	$—	$2,839
Residential	70	235
Total OREO	70	3,074
Other repossessed assets	780	1,342
OREO and other repossessed assets	$850	$4,416
The following table summarizes activity related to OREO and other repossessed assets (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Changes in OREO and other repossessed assets
OREO and other repossessed assets beginning balance	$4,416	$4,571	$3,057
Additions, transfers from loans	175	1,610	2,867
Sales	(2,565)	(1,721)	(1,282)
Cash payments collected	(565)	(43)	(3)
Impairment of OREO and other repossessed assets	(611)	(1)	(68)
OREO and other repossessed assets ending balance	$850	$4,416	$4,571
The Company had residential real estate in the process of foreclosure totaling $1.1 million as of December 31, 2022, and $0.2 million as of December 31, 2021. The Company has elected to follow Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity related to OREO and other repossessed assets included the following (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Activity for OREO and other repossessed assets
Net loss (gain) on sales	665	173	(90)
Operating expenses, net of income	248	468	538
Activity for OREO and other repossessed assets	$913	$641	$448
NOTE 6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows (dollars in thousands):

	As of December 31,
	2022	2021
Premises and equipment
Land and improvements	$44,193	$45,595
Buildings and improvements	128,669	132,011
Furniture and equipment	52,991	54,473
Premises and equipment, gross	225,853	232,079
Accumulated depreciation	99,329	95,932
Premises and equipment, net	$126,524	$136,147
Depreciation expense was $10.5 million, $11.6 million, and $12.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company’s goodwill is associated with its three operating segments, Banking, FirsTech, and Wealth Management. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its estimated fair value. Based on the impairment testing performed at December 31, 2022, there were no indicators of potential impairment based on the estimated fair value of those operating segments.
The Company did not record any new goodwill during the year ended December 31, 2022. During 2021, in connection with the acquisition of CAC, the Company recorded goodwill totaling $6.3 million and other intangible assets totaling $8.8 million in the Banking operating segment, as well as other intangible assets totaling $8.5 million in the Wealth Management segment.
The carrying amount of goodwill by operating segment is as follows (dollars in thousands):

	As of December 31,
	2022	2021
Goodwill
Banking	$294,773	$294,773
FirsTech	8,992	8,992
Wealth Management	14,108	14,108
Total goodwill	$317,873	$317,873
Indefinite-lived intangible assets, such as goodwill, are not amortized. Goodwill is the Company's only indefinite-lived intangible asset.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
Core deposit and customer relationship intangible assets are amortized over the estimated period during which the Company expects to benefit from the assets. Intangible asset disclosures are as follows (dollars in thousands):

	As of December 31,
	2022			2021
	Core deposit intangible	Customer relationship intangible	Total	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$99,065	$33,138	$132,203	$99,065	$33,138	$132,203
Accumulated amortization	63,476	22,304	85,780	55,161	18,991	74,152
Intangible assets, net	$35,589	$10,834	$46,423	$43,904	$14,147	$58,051
Amortization expense related to intangible assets, as reflected in the Company's Consolidated Statements of Income, is presented in the table below (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Amortization Expense
Core deposit intangible	$8,315	$8,253	$7,753
Customer relationship intangible	3,313	3,021	2,255
Amortization of intangible assets	$11,628	$11,274	$10,008
Future expense for the amortization of intangible assets, as estimated, is summarized in the table below (dollars in thousands):

	As of December 31, 2022
	Core deposit intangible	Customer relationship intangible	Total
Estimated amortization expense
2023	$7,616	$2,816	$10,432
2024	6,902	2,318	9,220
2025	5,956	1,887	7,843
2026	5,227	1,479	6,706
2027	4,490	1,091	5,581
Thereafter	5,398	1,243	6,641
Total estimated amortization expense	$35,589	$10,834	$46,423

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. DEPOSITS
The composition of deposits is as follows (dollars in thousands):

	As of December 31,
	2022	2021
Deposits
Noninterest-bearing demand deposits	$3,393,666	$3,670,267
Interest-bearing transaction deposits	2,857,818	2,720,417
Saving deposits and money market deposits	2,964,421	3,442,244
Time deposits	855,375	935,649
Total deposits	$10,071,280	$10,768,577
Additional information about our deposits is as follows (dollars in thousands):

	As of December 31,
	2022	2021
Brokered savings deposits and money market deposits	$1,303	$2,248
Brokered time deposits	275	266
Total time deposits with a minimum denomination of $100,000	416,445	454,649
Total time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	120,377	137,449
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of December 31, 2022
Time deposits by schedule of maturities
2023	$560,147
2024	229,263
2025	34,307
2026	16,637
2027	14,301
Thereafter	720
Time deposits	$855,375
NOTE 9. BORROWINGS
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings, mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Company’s safekeeping agent. The Company may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase were as follows (dollars in thousands):

	As of December 31,
	2022	2021
Securities sold under agreements to repurchase	$229,806	$270,139
Weighted average rate for securities sold under agreements to repurchase	1.91%	0.08%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Term Loan
On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Company has access to (i) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR.
Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. As of December 31, 2022, there was no balance outstanding on the revolving credit facility and a total of $42.0 million outstanding on the term loan, of which $12.0 million was short-term and $30.0 million was long-term. The revolving credit facility incurs a non-usage fee based on any undrawn amounts. Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.
Short-Term Borrowings
Short-term borrowings are summarized as follows (dollars in thousands):

	As of December 31,
	2022	2021
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$339,054	$5,678
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$351,054	$17,678
Funds borrowed from the FHLB, listed above, consisted of four notes with a weighted average interest rate of 4.28% as of December 31, 2022, and two notes with a weighted average interest rate of 0.36% as of December 31, 2021.
Federal funds purchased are short-term borrowings that generally mature between one and 90 days. The Company had no federal funds purchased as of December 31, 2022, or December 31, 2021.
Long-Term Debt
First Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2022	2021
Long-term debt
Notes payable, FHLB, original maturity of 5 years, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$—	$4,056
Term Loan	30,000	42,000
Total long-term debt	$30,000	$46,056
As of December 31, 2021, funds borrowed from the FHLB, listed above, consisted of one variable-rate note maturing in May 2023, with an interest rate of 3.04%. During the second quarter of 2022, this note became due within 12 months and the balance is now fully reflected in short-term borrowings.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2022	2021
Unamortized debt issuance costs
Senior notes issued in 2017	$—	$56
Subordinated notes issued in 2017	—	549
Subordinated notes issued in 2020	1,220	1,678
Subordinated notes issued in 2022	1,742	—
Total unamortized debt issuance costs	$2,962	$2,283
NOTE 10. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS
First Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, the Company acquired similar statutory trusts previously maintained by Pulaski and the fair value adjustment is being accreted over their weighted average remaining life, with a balance of $2.8 million remaining to be accreted. The Company had $71.8 million and $71.6 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2022, and 2021, respectively, maturing in 2034 through 2036.

FIRST BUSEY CORPORATION
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
For regulatory capital purposes, current banking regulations allow for the inclusion in Tier 1 Capital qualifying trust preferred securities issued prior to May 19, 2010, by bank holding companies with less than $15.0 billion of assets, but do not allow for additional Tier 1 Capital to be raised through the future issuance of trust preferred securities. As of December 31, 2022, 100% of the trust preferred securities qualified as Tier 1 Capital; however, once the Company reaches $15.0 billion in assets, its trust preferred securities will no longer quality as Tier 1 Capital.
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of December 31, 2022, and December 31, 2021, all capital ratios of the Company and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2022, that would change this designation.
Current Expected Credit Loss Model
On August 26, 2020, the FDIC and other federal banking agencies adopted a final rule which provided banking organizations that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, arising from the adoption of CECL was deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. On January 1, 2022, at the conclusion of the two-year period, the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to the Company and its subsidiary bank (dollars in thousands):

	As of December 31, 2022
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,081,686	11.96%	$406,980	4.50%	$587,861	6.50%
Busey Bank	1,306,716	14.49%	405,736	4.50%	586,063	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,155,686	12.78%	$542,640	6.00%	$723,521	8.00%
Busey Bank	1,306,716	14.49%	540,981	6.00%	721,308	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,457,994	16.12%	$723,521	8.00%	$904,401	10.00%
Busey Bank	1,384,024	15.35%	721,308	8.00%	901,635	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,155,686	9.45%	$489,124	4.00%	N/A	N/A
Busey Bank	1,306,716	10.72%	487,541	4.00%	$609,426	5.00%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk Weighted Assets
Consolidated	$995,874	11.85%	$378,334	4.50%	$546,482	6.50%
Busey Bank	1,241,303	14.81%	377,096	4.50%	544,695	6.50%

Tier 1 Capital to Risk Weighted Assets
Consolidated	$1,069,874	12.73%	$504,445	6.00%	$672,594	8.00%
Busey Bank	1,241,303	14.81%	502,795	6.00%	670,394	8.00%

Total Capital to Risk Weighted Assets
Consolidated	$1,320,187	15.70%	$672,594	8.00%	$840,742	10.00%
Busey Bank	1,306,616	15.59%	670,394	8.00%	837,992	10.00%

Leverage Ratio of Tier 1 Capital to Average Assets
Consolidated	$1,069,874	8.52%	$502,336	4.00%	N/A	N/A
Busey Bank	1,241,303	9.91%	501,104	4.00%	$626,379	5.00%
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
Subsidiary Dividend Payments
The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank, such as Busey Bank, may not pay dividends in excess of its net profits. Busey Bank paid dividends to the Company of $95.0 million, $60.0 million, and $122.0 million during the years ended December 31, 2022, 2021, and 2020, respectively.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. INCOME TAXES
The components of income taxes consist of (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Income tax expense
Current expense:
Federal	$20,815	$20,261	$21,027
State	13,883	8,448	12,144
Deferred expense:
Federal	(700)	3,644	(3,657)
State	(572)	1,021	(1,652)
Total income tax expense	$33,426	$33,374	$27,862
A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the accompanying Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2022	2021	2020
Percent of pretax income
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax-exempt interest, net	(1.1)%	(1.1)%	(1.6)%
Stock incentive	0.1%	—%	0.2%
State income taxes, net	6.5%	4.5%	6.5%
Income on bank owned life insurance	(0.5)%	(0.7)%	(0.9)%
Tax credit investments	(5.6)%	(3.6)%	(3.2)%
Other, net	0.3%	1.2%	(0.3)%
Effective income tax rate	20.7%	21.3%	21.7%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred taxes, reported in other assets or other liabilities in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands):

	As of December 31,
	2022	2021
Deferred taxes
Deferred tax assets:
ACL	$26,979	$25,884
Unrealized loss on cash flow hedge	8,365	273
Unrealized losses on securities available for sale	88,666	9,199
Unrealized losses on securities held to maturity	11,919	—
Stock-based compensation	5,504	4,204
Deferred compensation	53	55
Purchase accounting adjustments	656	1,213
Accrued vacation	411	398
Lease liabilities	3,564	2,893
Employee costs	3,298	2,847
Other	376	390
Total deferred tax assets	149,791	47,356

Deferred tax liabilities:
Basis in premises and equipment	(1,541)	(1,347)
Affordable housing partnerships and other investments	(6,669)	(3,696)
Purchase accounting adjustments	(1,207)	(1,362)
Mortgage servicing assets	(2,132)	(2,853)
Basis in core deposit, customer intangible assets, and asset purchase goodwill	(6,956)	(9,485)
Deferred loan origination costs	(3,845)	(2,454)
Right of use assets	(3,518)	(2,877)
Unrealized gain on equity securities	(512)	(1,099)
Other	(586)	(560)
Total deferred tax liabilities	(26,966)	(25,733)

Net deferred tax asset	$122,825	$21,623
Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. The Company has determined that no valuation allowance is required for any deferred tax assets as of December 31, 2022, or 2021.
NOTE 13. EMPLOYEE BENEFIT PLANS
First Busey Corporation Profit Sharing Plan and Trust (“the 401(k) Plan”)
All associates who meet certain age requirements are eligible to participate in the 401(k) Plan. There is no waiting period for participation in the 401(k) Plan. The 401(k) Plan offers two contribution options: (i) the traditional option allows plan participants to elect pre-tax contributions, and (ii) the Roth option allows plan participants to elect after tax contributions. Plan participants may elect to make traditional and/or Roth 401(k) contributions, up to the annual deferral and catch-up limits established by the Internal Revenue Service.
First Busey supplements participant contributions by making Safe Harbor matching and discretionary profit sharing contributions.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Safe Harbor Match
First Busey makes Safe Harbor matching contributions equal to 100% of the first 3% of eligible contributions and 50% of the next 2% of eligible contributions. The rights of participants in Safe Harbor matching contributions vest immediately.
Profit Sharing
All associates who meet certain age and service requirements are eligible to participate in the Company's profit-sharing contributions. Discretionary profit-sharing contributions and related expenses, if any, are approved solely by the First Busey board of directors, and in no case may annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of participants in profit-sharing contributions vest ratably over a five-year period.
401(k) Plan Expenses
Expenses related to our employee benefit plans, reported in salaries, wages, and employee benefits in the accompanying Consolidated Statements of Income, are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
401(k) Plan expenses
Profit-sharing expenses	$2,960	$2,823	$2,551
Safe Harbor match expenses	$4,094	$3,708	$3,431
Total 401(k) Plan expenses	$7,054	$6,531	$5,982
NOTE 14. STOCK-BASED COMPENSATION
Stock Options
The Company has outstanding stock options that were issued under the First Community 2016 Equity Incentive Plan and assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards follows (dollars in thousands, except weighted-average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2021	31,386	$23.53	4.88	$113
Exercised	(4,840)	23.53
Expired	(440)	23.53
Options outstanding at December 31, 2022	26,106	$23.53	3.88	$31

Options exercisable at December 31, 2022	26,106	$23.53	3.88	$31
2020 Equity Plan
Under the terms of the 2020 Equity Plan, the Company has granted RSU, PSU, and DSU awards. Upon vesting/delivery, shares are expected (though not required) to be issued from treasury.
A description of RSU, PSU and DSU awards granted in 2022 under the terms of the 2020 Equity Plan is provided below. A description of RSU, PSU and DSU awards granted in 2021 and 2020 under the terms of the 2020 Equity Plan and 2010 Equity Plan can be found in the Company’s Annual Reports for the years ended December 31, 2021, and 2020, respectively.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company issued 175,225 treasury shares in conjunction with the vesting of RSUs and settlement of DSUs in 2022. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option. There were 657,570 shares available for issuance under the 2020 Equity Plan as of December 31, 2022.
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
A summary of changes in the Company’s RSU awards for the year ended December 31, 2022, is as follows:

	RSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	1,147,927	$23.97
Granted	156,483	25.79
Dividend equivalents earned	43,916	24.83
Vested	(203,230)	27.66
Forfeited	(48,165)	23.46
Nonvested at December 31, 2022	1,096,931	23.61
PSU Awards
The Company grants PSUs, which are restricted stock units that are subject to certain performance criteria, to members of management periodically throughout the year. Each PSU is equivalent to one share of the Company’s common stock. The number of units that ultimately vest will be determined based on the achievement of the market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.
On March 23, 2022, the Company granted a target of 78,233 market-based PSUs with a maximum award of 125,173 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total stockholder return performance goal. The grant date fair value of the award is $2.1 million and will be recognized in compensation expense over the performance period ending December 31, 2024.
On March 23, 2022, the Company granted a target of 78,233 performance-based PSUs with a maximum award of 125,173 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining an adjusted return on average tangible common equity performance goal. The grant date fair value of the award is $2.0 million and will be recognized in compensation expense over the performance period ending December 31, 2024. The actual amount of compensation expense recognized may vary, subject to achievement of the performance goal.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in the Company’s PSU awards for the year ended December 31, 2022, is as follows:

	PSU Awards
	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	113,915	$22.86
Granted	195,240	26.14
Dividend equivalents earned[2]	832	22.63
Vested[2]	(8,694)	16.86
Forfeited[2]	(8,080)	25.21
Adjustment for performance conditions[2,3]	(7,862)	16.25
Nonvested at December 31, 2022	285,351	25.40

Vested and outstanding at December 31, 2022	8,694	16.86
___________________________________________
1.Shares for PSU awards represent target shares at grant date.
2.PSUs granted in 2020 vested on December 31, 2022. In January 2023, it was determined that performance criteria had been met at 50% of target.
3.Adjustments for performance conditions represent the difference between the number of target shares at grant date and the number of actual shares earned for the performance period completed.
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
A summary of changes in the Company’s DSU awards for the year ended December 31, 2022, is as follows:

	DSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	34,135	$24.59
Granted	32,658	25.79
Dividend equivalents earned	5,473	24.47
Vested	(41,181)	24.67
Nonvested at December 31, 2022	31,085	25.75

Vested and outstanding at December 31, 2022	112,434	23.10

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2021 Employee Stock Purchase Plan
The First Busey Corporation 2021 ESPP was approved at the Company’s 2021 Annual Meeting of Stockholders. The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in the Company by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success. Under the terms of the 2021 ESPP, all participating employees have equal rights and privileges. Substantially all of our employees are eligible to participate in the 2021 ESPP. Further details can be found within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021.
The 2021 ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of the Company’s common stock. The first offering under the 2021 ESPP began on July 1, 2021. There were 512,225 shares available for issuance under the 2021 ESPP as of December 31, 2022.
Stock-Based Compensation Expense
The Company did not record any stock option compensation expense for the years ended December 31, 2022, 2021, or 2020. As of December 31, 2022, the Company did not have any unrecognized stock option compensation expense.
The Company recognized compensation expense related to non-vested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as presented in the table below (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation expense
RSU awards	$4,648	$5,809	$6,493
PSU awards[1]	3,240	979	77
DSU awards	876	962	565
2021 ESPP	204	114	—
Total stock-based compensation expense	$8,968	$7,864	$7,135
___________________________________________
1.Expense for market-based PSU awards represents amounts based on target shares at grant date. Expense for performance-based PSU awards represents amounts based on target shares at grant date, adjusted for performance expectations as of the date indicated.
Unamortized stock-based compensation expense is presented in the table below (dollars in thousands):

	As of December 31,
	2022	2021
Unamortized stock-based compensation
RSU awards	$8,570	$10,204
PSU awards[1]	4,279	1,547
DSU awards	175	209
Total unamortized stock-based compensation	$13,024	$11,960

Weighted average period over which expense is to be recognized	2.5 yrs	2.9 yrs
___________________________________________
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
The following is an analysis of the changes in loans to related parties, as a group (dollars in thousands):

As of and for the Year Ended December 31, 2022
Balance of loans to related parties, December 31, 2021	$42,557
Change in relationship	(11,254)
New loans/advances	39,545
Repayments	(15,507)
Balance of loans to related parties, December 31, 2022	$55,341

Unused commitments to directors and executive officers	$12,722
Loans to related parties did not include significant amounts that were past due, nonaccrual, or TDRs.
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
Credit Commitments and Contingencies
A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of December 31,
	2022	2021
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,991,769	$1,983,655
Standby letters of credit	33,008	32,552
Total commitments	$2,024,777	$2,016,207
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
To secure its obligations under derivative contracts, the Company pledged cash and held collateral as follows (dollars in thousands):

	As of December 31,
	2022	2021
Cash pledged to secure obligations under derivative contracts	$38,609	$27,300
Collateral held to secure obligations under derivative contracts	29,830	—
Derivative Instruments Designated as Hedges
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $350.0 million as of December 31, 2022, and $50.0 million as of December 31, 2021, were designated as cash flow hedges. The Company entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In 2022, the Company entered into one $300.0 million receive fixed pay floating interest rate swap to reduce the Company's asset sensitivity (Loan Swap). We added duration to our loan portfolio by fixing a portion of our floating prime based loans. Interest rates had risen above their historical lows allowing us to lock in a portion of our loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and the Company expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of December 31,
	Location	2022	2021
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month LIBOR receive rates		4.77%	0.20%
Weighted average maturity, in years		1.71 yrs	2.71 yrs

Loan Swap
Notional amount		$300,000	N/A
Weighted average fixed receive rates		4.81%	N/A
Weighted average variable Prime pay rates		7.32%	N/A
Weighted average maturity, in years		6.10 yrs	N/A

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$2,535	$—
Gross aggregate fair value of swap liabilities	Other liabilities	$32,367	$958

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(20,985)	$(685)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2022.

As of December 31, 2022
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized gains expected to be reclassified from OCI to interest income	$372
Unrealized losses expected to be reclassified from OCI to interest expense	(648)
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(276)
Interest income (expense) recorded on swap transactions was as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest income (expense) on swap transactions	$(583)	$(1,067)	$(758)
The following table reflects the net gains (losses) recorded in AOCI and the Consolidated Statements of Comprehensive Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(20,717)	$736	$(2,526)
(Gain) loss reclassified from OCI to interest income	395	—	—
(Gain) loss reclassified from OCI to interest expense	22	763	542
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(20,300)	$1,499	$(1,984)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps
The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $576.9 million and $491.4 million at December 31, 2022, and 2021, respectively. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps, included in other assets and other liabilities in the Consolidated Balance Sheets, are summarized as follows (dollars in thousands):

	As of December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$48,728	$370	$528,183	$39,685
Interest rate swaps – pay fixed, receive floating	528,183	39,685	48,728	370
Total derivatives not designated as hedging instruments	$576,911	$40,055	$576,911	$40,055

	As of December 31, 2021
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$404,572	$17,839	$86,784	$2,259
Interest rate swaps – pay fixed, receive floating	86,784	2,259	404,572	17,839
Total derivatives not designated as hedging instruments	$491,356	$20,098	$491,356	$20,098
Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Years Ended December 31,
	Location	2022	2021	2020
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$19,308	$(12,587)	$20,331
Pay fixed, receive floating	Noninterest expense	(19,308)	12,587	(20,331)
Net change in fair value of interest rate swaps		$—	$—	$—
Risk Participation Agreements
To manage credit risk exposure related to a customer-facing swap, the Company entered into two risk participation agreements in conjunction with loan participation arrangements with other financial institutions. The risk participation agreements mature in 2026 and 2028, and are summarized as follows (dollars in thousands):

	As of December 31,
	2022	2021
Risk participation agreements
Notional amount	$18,899	$3,990
Fair value	5	—
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
Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of December 31, 2022		As of December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$1,517	$16	$19,384	$206
Forward sales commitments	Other assets	83	1	1,884	10
Mortgage banking derivatives recorded in other assets		$1,600	$17	$21,268	$216

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$83	$1	$499	$6
Forward sales commitments	Other liabilities	2,757	39	41,002	439
Mortgage banking derivatives recorded in other liabilities		$2,840	$40	$41,501	$445
Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Years Ended December 31,
	Location	2022	2021	2020
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$15	$1,702	$9,667
Forward sales commitments	Mortgage revenue	(38)	(4,045)	(18,329)
Net gains (losses)		$(23)	$(2,343)	$(8,662)
In 2020 and 2021, the impact of the net gains or losses recognized in earnings on interest rate lock commitments and forward sales commitments was almost entirely offset by the recognition of a corresponding change in the fair value of loans held for sale. In 2022, the Company began carrying loans held for sale at LOCOM, so while the Company will continue to recognize gains or losses on these mortgage banking derivative instruments in earnings, any corresponding increase in the fair value of loans held for sale will not be recognized in earnings until the loans are sold, at which time the increase is factored into the calculated gain on sale. Decreases in the market value of loans held for sale will continue to be recognized in earnings at each measurement period.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Debt Securities Available for Sale
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities
Equity securities are reported at fair value utilizing Level 1 or Level 2 inputs. Fair value measurements of mutual funds, when held, are determined using unadjusted quoted prices in active markets for identical assets at the measurement date and are classified as Level 1. For stock, quoted prices for identical or similar assets in markets that are not active are utilized and classified as Level 2.
Loans Held for Sale
Effective January 1, 2022, the Company elected to account for all newly originated loans held for sale at LOCOM. Prior to this change, the Company accounted for loans held for sale at fair value. Loans held for sale that were reported at fair value as of December 31, 2021, utilized Level 2 inputs. The fair values of the mortgage loans held for sale were measured using observable quoted market prices, contract prices, or market price equivalents and were classified as Level 2.
Derivative Assets and Derivative Liabilities
The majority of our derivative assets and derivative liabilities are reported at fair value utilizing Level 2 or Level 3 inputs. Derivative balances are included in other assets or other liabilities on the Consolidated Balance Sheets, and consist of interest rate swaps and risk participation agreements where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap or risk participation agreement, as well as mortgage banking derivatives, including interest rate lock commitments and forward sales commitments.
Fair values of derivative assets and liabilities are determined based on prices that are obtained from a third-party which uses observable market inputs and, with the exception of our risk participation agreements, are classified as Level 2. For purposes of potential valuation adjustments to our derivative positions, the Company evaluates the credit risk of its counterparties as well as its own credit risk. Accordingly, the Company has considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. The Company reviews counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure. No changes in counterparty credit were identified.
Due to the significance of unobservable inputs, derivative assets related to our risk participation agreements are classified as Level 3.
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022, and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$114,061	$—	$114,061
Obligations of U.S. government corporations and agencies	—	19,779	—	19,779
Obligations of states and political subdivisions	—	257,512	—	257,512
Asset-backed securities	—	469,875	—	469,875
Commercial mortgage-backed securities	—	108,394	—	108,394
Residential mortgage-backed securities	—	1,243,256	—	1,243,256
Corporate debt securities	—	248,516	—	248,516
Equity securities	—	11,535	—	11,535
Derivative assets	—	42,607	5	42,612
Derivative liabilities	—	72,462	—	72,462

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$165,762	$—	$165,762
Obligations of U.S. government corporations and agencies	—	38,470	—	38,470
Obligations of states and political subdivisions	—	306,869	—	306,869
Asset-backed securities	—	492,186	—	492,186
Commercial mortgage-backed securities	—	614,998	—	614,998
Residential mortgage-backed securities	—	2,069,313	—	2,069,313
Corporate debt securities	—	293,653	—	293,653
Equity securities	—	13,571	—	13,571
Loans held for sale	—	23,875	—	23,875
Derivative assets	—	20,314	—	20,314
Derivative liabilities	—	21,501	—	21,501
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,345	$5,345
Bank property held for sale with impairment	—	—	7,923	7,923

	As of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,926	$2,926
OREO with subsequent impairment	—	—	51	51
Bank property held for sale with impairment	—	—	10,103	10,103
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,345	Appraisal of collateral	Appraisal adjustments	-22.7% to -100.0% (-45.7)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$2,926	Appraisal of collateral	Appraisal adjustments	-50.0% to -100.0% (-55.1)%
OREO with subsequent impairment	51	Appraisal of collateral	Appraisal adjustments	-33.0% to -100.0% (-67.9)%
Bank property held for sale with impairment	10,103	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-41.3)%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Estimated fair values of financial instruments that are not carried at fair value in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$227,164	$227,164	$836,095	$836,095
Level 2 inputs:
Debt securities held to maturity	918,312	785,295	—	—
Loans held for sale[1]	1,253	1,276	—	—
Accrued interest receivable	43,372	43,372	31,064	31,064
Level 3 inputs:
Portfolio loans, net	7,634,094	7,320,422	7,101,111	7,161,466
Mortgage servicing rights	5,861	18,284	8,608	12,133
Other servicing rights	1,914	2,331	1,830	2,268

Financial liabilities
Level 2 inputs:
Time deposits	$855,375	$830,596	$935,649	$935,778
Securities sold under agreements to repurchase	229,806	229,806	270,139	270,139
Short-term borrowings	351,054	351,085	17,678	17,673
Long-term debt	30,000	30,052	46,056	46,164
Junior subordinated debt owed to unconsolidated trusts	71,810	59,111	71,635	63,586
Accrued interest payable	3,978	3,978	2,728	2,728
Level 3 inputs:
Senior notes, net of unamortized issuance costs	—	—	39,944	40,400
Subordinated notes, net of unamortized issuance costs	222,038	208,562	182,773	195,600
___________________________________________
1.Effective January 1, 2022, recorded at LOCOM.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Net income	$128,311	$123,449	$100,344

Weighted average number of common shares outstanding, basic	55,387,073	55,369,476	54,567,429
Dilutive effect of common stock equivalents:
Options	1,632	1,639	900
Warrants	1,753	1,753	1,469
RSU awards	665,998	615,759	252,153
PSU awards	58,206	5,429	—
DSU awards	15,532	10,641	4,988
ESPP	6,970	4,108	—
Weighted average number of common shares outstanding, diluted	56,137,164	56,008,805	54,826,939

Basic earnings per common share	$2.32	$2.23	$1.84
Diluted earnings per common share	2.29	2.20	1.83
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Anti-dilutive common stock equivalents
Options	7,792	—	39,085
RSU awards	38,912	65,058	159,408
PSU awards	189,000	93,026	7,862
DSU awards	—	7,742	—
Total anti-dilutive common stock equivalents	235,704	165,826	206,355

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods below (dollars in thousands):

	Year Ended December 31, 2022
	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(32,272)	$9,199	$(23,073)
Unrealized holding gains (losses) on debt securities available for sale, net	(278,762)	79,460	(199,302)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	(48,456)	13,812	(34,644)
Amounts reclassified from AOCI, net	(26)	7	(19)
Amortization of unrecognized losses on securities transferred to held to maturity	6,638	(1,893)	4,745
Balance at end of period	(352,878)	100,585	(252,293)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(958)	273	(685)
Unrealized holding gains (losses) on cash flow hedges, net	(28,975)	8,258	(20,717)
Amounts reclassified from AOCI, net	583	(166)	417
Balance at end of period	(29,350)	8,365	(20,985)

Total AOCI	$(382,228)	$108,950	$(273,278)

	Year Ended December 31, 2021
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$49,644	$(14,151)	$35,493
Unrealized holding gains (losses) on debt securities available for sale, net	(81,977)	23,367	(58,610)
Amounts reclassified from AOCI, net	61	(17)	44
Balance at end of period	(32,272)	9,199	(23,073)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(3,055)	871	(2,184)
Unrealized holding gains (losses) on cash flow hedges, net	1,030	(294)	736
Amounts reclassified from AOCI, net	1,067	(304)	763
Balance at end of period	(958)	273	(685)

Total AOCI	$(33,230)	$9,472	$(23,758)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on debt securities available for sale
Balance at beginning of period	$21,192	$(6,032)	$15,160
Unrealized holding gains (losses) on debt securities available for sale, net	30,176	(8,615)	21,561
Amounts reclassified from AOCI, net	(1,724)	496	(1,228)
Balance at end of period	49,644	(14,151)	35,493

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(280)	80	(200)
Unrealized holding gains (losses) on cash flow hedges, net	(3,533)	1,007	(2,526)
Amounts reclassified from AOCI, net	758	(216)	542
Balance at end of period	(3,055)	871	(2,184)

Total AOCI	$46,589	$(13,280)	$33,309
NOTE 21. OPERATING SEGMENTS AND RELATED INFORMATION
The Company has three reportable operating segments: Banking, FirsTech, and Wealth Management. The Company’s operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.
The Banking Operating Segment
The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana. Banking services offered to individual customers include customary types of demand and savings deposits, money transfers, safe deposit services, individual retirement accounts and other fiduciary services, automated teller machines, and technology-based networks, as well as a variety of loan products including residential real estate, home equity lines of credit, and consumer loans. Banking services offered to corporate customers include commercial, commercial real estate, real estate construction, and agricultural loans, as well as commercial depository services such as cash management.
The FirsTech Operating Segment
The FirsTech operating segment provides comprehensive and innovative payment technology solutions including online, mobile, and voice-recognition bill payments; money management and credit card networks; direct debit services; lockbox remittance processing for payments made by mail; and walk-in payments. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.
FirsTech's client base represents a diverse set of industries, with a higher concentration in highly regulated industries, such as financial institutions, utility, insurance, and telecommunications industries.
The Wealth Management Operating Segment
The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.
Wealth management services tailored to individuals include trust and estate advisory services and financial planning. Business services include business succession planning and employee retirement plan services. Services for foundations include investment strategy consulting and fiduciary services.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company. The accounting policies of the three operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies.” The Company accounts for intersegment revenue and transfers at current market prices.
Following is a summary of selected financial information for the Company’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Operating segment
Banking	$294,773	$294,773	$12,199,960	$12,746,833
FirsTech	8,992	8,992	48,715	47,481
Wealth Management	14,108	14,108	84,082	65,587
Other	—	—	3,920	(212)
Consolidated total	$317,873	$317,873	$12,336,677	$12,859,689

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2022	2021	2020
Net interest income
Banking	$340,083	$285,678	$294,728
FirsTech	65	79	79
Wealth Management	—	—	—
Other	(16,710)	(15,059)	(11,872)
Total net interest income	$323,438	$270,698	$282,935

Noninterest income
Banking	$54,154	$59,393	$61,043
FirsTech	21,720	19,629	16,548
Wealth Management	55,394	53,082	43,429
Other	(4,465)	700	(2,755)
Total noninterest income	$126,803	$132,804	$118,265

Noninterest expense
Banking	$221,997	$205,905	$185,445
FirsTech	20,619	17,574	13,279
Wealth Management	31,545	29,198	26,086
Other	9,720	9,103	9,387
Total noninterest expense	$283,881	$261,780	$234,197

Income before income taxes
Banking	$167,617	$154,267	$131,529
FirsTech	1,166	2,134	3,348
Wealth Management	23,849	23,884	17,343
Other	(30,895)	(23,462)	(24,014)
Total income before income taxes	$161,737	$156,823	$128,206

Net income
Banking	$131,596	$117,844	$101,226
FirsTech	847	1,527	2,372
Wealth Management	18,543	18,570	13,181
Other	(22,675)	(14,492)	(16,435)
Total net income	$128,311	$123,449	$100,344

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. LEASES
Busey as The Lessee
The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease related information and balances the Company reported in its Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of December 31,
	2022	2021
Lease balances
Right of use assets	$12,829	$10,533
Lease liabilities	12,995	10,591

Supplemental information
Year through which lease terms extend	2037	2031
Weighted average remaining lease term (in years)	8.90	6.47
Weighted average discount rate	3.45%	2.16%
The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Lease costs
Operating lease costs	$2,495	$2,464	$2,524
Variable lease costs	365	540	416
Short-term lease costs	22	49	35
Total lease cost[1]	$2,882	$3,053	$2,975

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$3,080	$2,417	$2,526
Operating lease cash flows – Liability reduction	2,285	2,217	2,289
Right of use assets obtained during the period in exchange for operating lease liabilities[2]	6,206	5,818	743
___________________________________________
1.Lease costs are included in net occupancy and equipment expense in the Consolidated Statements of Income.
2.The year ended December 31, 2021, includes $0.4 million related to a lease obtained in the acquisition of CAC.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022, the Company was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, are as follows (dollars in thousands):

As of December 31, 2022
Rent commitments
2023	$2,254
2024	1,942
2025	1,719
2026	1,442
2027	1,277
Thereafter	6,699
Total undiscounted cash flows	15,333
Less: Amounts representing interest	2,338
Present value of net future minimum lease payments	$12,995
Busey as The Lessor
Busey occasionally leases parking lots and office space to outside parties. Further, in connection with the acquisition of CAC in the second quarter of 2021, the Company acquired office buildings in Glenview and Northbrook, Illinois, along with operating leases for space within these buildings that is rented to third parties. Revenues recorded in connection with these leases and reported in other income on our Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Rental income	$707	$566	$228

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed financial data for First Busey Corporation is presented below.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$91,812	$78,217
Equity securities	11,535	13,571
Investments in subsidiaries:
Bank	1,369,261	1,565,226
Non-bank	2,181	2,812
Premises and equipment, net	18	30
Other assets	22,316	22,444
Total assets	$1,497,123	$1,682,300

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$12,000	$12,000
Long-term debt	30,000	42,000
Senior notes, net of unamortized issuance costs	—	39,944
Subordinated notes, net of unamortized issuance costs	222,038	182,773
Junior subordinated debentures owed to unconsolidated trusts	71,810	71,635
Other liabilities	15,298	14,836
Total liabilities	351,146	363,188

Total stockholders' equity	1,145,977	1,319,112
Total liabilities and stockholders' equity	$1,497,123	$1,682,300

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF INCOME
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating income:
Dividends from subsidiaries:
Bank	$95,000	$60,000	$122,000
Non-bank	1,630	1,745	—
Interest income	1,094	79	154
Gains (losses) recognized on equity securities, net	(2,159)	3,041	(393)
Other income	15,195	12,109	10,083
Total operating income	110,760	76,974	131,844

Expense:
Salaries, wages, and employee benefits	20,964	17,914	16,205
Interest expense	17,854	15,163	12,056
Operating expense	7,294	7,429	7,685
Total expense	46,112	40,506	35,946

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	64,648	36,468	95,898
Income tax benefit	8,286	8,974	7,727
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	72,934	45,442	103,625

Equity in undistributed (in excess of) net income of subsidiaries:
Bank	55,986	77,941	(5,221)
Non-bank	(609)	66	1,940
Net income	$128,311	$123,449	$100,344

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows Provided by (Used in) Operating Activities
Net income	$128,311	$123,449	$100,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,423	882	648
Distributions more (less) than net income of subsidiaries	(55,377)	(78,007)	3,281
(Gains) losses recognized on equity securities, net	2,159	(3,041)	393
Stock-based compensation	8,968	7,864	7,135
Changes in assets and liabilities:
(Increase) decrease in other assets	(17,754)	(1,186)	405
Increase (decrease) in other liabilities	21,233	(3,302)	(5,772)
Net cash provided by (used in) operating activities	88,963	46,659	106,434

Cash Flows Provided by (Used in) Investing Activities
Sales (purchases) of equity securities, net	598	(5,000)	—
Net cash paid for acquisitions	—	(61,656)	—
Purchases of premises and equipment	(9)	(15)	(19)
Net cash provided by (used in) investing activities	589	(66,671)	(19)

Cash Flows Provided by (Used in) Financing Activities
Cash paid for withholding taxes on stock-based payments	(1,276)	(997)	(635)
Cash dividends paid	(50,863)	(50,764)	(48,012)
Repayments of borrowings	(112,000)	(18,500)	(74,000)
Proceeds from issuance of debt	98,094	72,500	142,634
Proceeds from stock options exercised	—	—	101
Purchase of treasury stock	(9,912)	(33,043)	(12,272)
Common stock issuance costs	—	(150)	—
Net cash provided (used in) by financing activities	(75,957)	(30,954)	7,816

Net increase (decrease) in cash and cash equivalents	13,595	(50,966)	114,231
Cash and cash equivalents, beginning of period	78,217	129,183	14,952

Cash and cash equivalents, ending of period	$91,812	$78,217	$129,183

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of December 31, 2022, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Stockholders and the Board of Directors of
First Busey Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited First Busey Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 23, 2023, expressed an unqualified opinion.
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
February 23, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board of Directors Matters.”
(b) Executive Officers of the Registrant. The information required by this Item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” “CEO Pay Ratio,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Incentive Plans
The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2022. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 14. Stock-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))[3]
Equity compensation plans
Approved by stockholders[4]	1,563,363	$23.53	1,169,795
Not approved by stockholders	—	—	—
Total as of December 31, 2022	1,563,363	$23.53	1,169,795
___________________________________________
1.Balance includes stock options assumed in connection with the acquisition of First Community.
2.The weighted average exercise price only relates to 26,106 stock options.
3.Shares are reserved under the First Busey Corporation 2020 Equity Incentive Plan and 2021 ESPP in the amounts of 657,570 and 512,225, respectively.
4.Includes outstanding awards under the First Busey Corporation 2020 Equity Incentive Plan, the First Busey Corporation 2010 Equity Incentive Plan, as amended, the First Community Amended and Restated 2008 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan.
Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Directors Matters.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
Exhibits
A list of exhibits to this Annual Report is set forth on the Exhibit Index beginning on page 154, and is incorporated into this Annual Report by reference.
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
Financial Statement Schedules
Our Consolidated Financial Statements are included as part of this Annual Report in “Part II, Item 8. Financial Statements and Supplementary Data,” as follows:
Reports on Internal Control Over Financial Reporting are included as part of this Annual Report in “Part II, Item 9A. Controls and Procedures,” as follows:

Management’s Report on Internal Control Over Financial Reporting	149
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (PCAOB ID 49)	150
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015	BUSE (0-15950)	10-Q	3.1	11/06/2015

3.2	Certificate of Amendment to Articles of Incorporation, dated May 22, 2020	BUSE (333-238782)	S-8	4.2	05/29/2020

3.3	First Busey Corporation Amended and Restated By-Laws	BUSE (0-15950)	8-K	3.1	11/24/2008

4.1	Certain instruments defining the rights of holders of long-term debt of First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits. First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Description of the Company’s securities	BUSE (0-15950)	10-K	4.2	02/25/2021

10.1†	Employment Agreement by and between Main Street Trust, Inc., and Van A. Dukeman, dated December 26, 2001	MSTI (000-30031)	10-K	10.2	03/29/2002

10.2†	Letter Agreement between Main Street Trust, Inc., and Van A. Dukeman, dated September 20, 2006	MSTI (000-30031)	8-K	99.2	09/21/2006

10.3†	Van A. Dukeman Addendum to Employment Agreement	BUSE (0-15950)	10-Q	10.1	05/13/2010

10.4†	Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008	BUSE (0-15950)	10-Q	10.1	05/08/2012

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith

10.5†	First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	DEF 14A	Appendix C	04/17/2015

10.6†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-K	10.27	02/28/2018

10.7†	First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.11	11/19/2012

10.8†	First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.12	11/19/2012

10.9†	Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (001-37505)	10-K	10.8	03/14/2016

10.10†	Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	BUSE (0-15950)	10-K	10.36	02/28/2018

10.11†	First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.4	06/03/2016

10.12†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.38	02/28/2018

10.13†	Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.7	06/03/2016

10.14†	Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.8	06/03/2016

10.15†	Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.41	02/28/2018

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.16†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-Q	10.1	08/07/2018

10.17†	Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.2	08/07/2018

10.18†	Jeffrey D. Jones Employment Agreement, dated July 26, 2019	BUSE (0-15950)	8-K	10.1	07/26/2019

10.19†	Robin N. Elliott Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.1	12/10/2019

10.20†	Amy L. Randolph Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.2	12/10/2019

10.21†	John J. Powers Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.3	12/10/2019

10.22†	Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.4	12/10/2019

10.23†	First Busey Corporation 2020 Equity Incentive Plan, as amended	BUSE (0-15950)	14A	Appendix A	04/09/2020

10.24†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	S-8	4.5	05/29/2020

10.25†	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	8-K	10.1	07/09/2020

10.26†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.1	08/06/2020

10.27†	First Busey Corporation 2021 Employee Stock Purchase Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/08/2021

10.28†	Gregory B. Lykins Letter of Understanding, dated April 1, 2021	BUSE (0-15950)	10-Q	10.33	05/06/2021

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.29	Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association	BUSE (0-15950)	8-K	10.34	06/02/2021

10.30†	First Busey Profit Sharing Plan and Trust (as amended and restated January 1, 2022)					X

21.1	List of Subsidiaries of First Busey Corporation					X

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity (1) (File No.)	Form	Exhibit	Filing Date	Filed Herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
(1)BUSE is First Busey Corporation.  MSTI is Main Street Trust, Inc.  FCFP is First Community Financial Partners, Inc.
†Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2023

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

Signature	Title	Date

/s/ VAN A. DUKEMAN	Chairman, President and Chief Executive Officer	February 23, 2023
Van A. Dukeman	(Principal Executive Officer)

/s/ JEFFREY D. JONES	Chief Financial Officer	February 23, 2023
Jeffrey D. Jones	(Principal Financial Officer)

/s/ LYNETTE M. STRODE	Principal Accounting Officer	February 23, 2023
Lynette M. Strode

/s/ GREGORY B. LYKINS	Vice-Chairman	February 23, 2023
Gregory B. Lykins

/s/ SAMUEL P. BANKS	Director	February 23, 2023
Samuel P. Banks

/s/ GEORGE BARR	Director	February 23, 2023
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 23, 2023
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 23, 2023
Michael D. Cassens

/s/ KAREN M. JENSEN	Director	February 23, 2023
Karen M. Jensen

/s/ FREDERIC L. KENNEY	Director	February 23, 2023
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 23, 2023
Stephen V. King

/s/ CASSANDRA R. SANFORD	Director	February 23, 2023
Cassandra R. Sanford