Form 10-Q
period 2023-03-31
FIRST BUSEY CORP /NV/
filed 2023-05-04
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2023
Common Stock, $.001 par value	55,300,614

FIRST BUSEY CORPORATION
FORM 10-Q
March 31, 2023

GLOSSARY
We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule	Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act
bps	basis points
CAC	Cummins-American Corp.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	ASU 2016-13, codified as ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
COVID-19	Coronavirus disease 2019
DSU	Deferred stock unit
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GSB	Glenview State Bank
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, issued on March 22, 2020, and revised on April 7, 2020
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which assets are carried at amortized historical cost less write-offs and downward fair value adjustments, as may be applicable
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful

Term	Definition
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PSU	Performance-based restricted stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$126,577	$117,513
Interest-bearing deposits	148,992	109,651
Total cash and cash equivalents	275,569	227,164

Debt securities available for sale	2,383,550	2,461,393
Debt securities held to maturity	907,559	918,312
Equity securities	10,915	11,535
Loans held for sale	2,714	1,253
Portfolio loans (net of ACL of $91,727 at March 31, 2023, and $91,608 at December 31, 2022)	7,692,081	7,634,094
Premises and equipment, net	126,515	126,524
Right of use assets	12,291	12,829
Goodwill	317,873	317,873
Other intangible assets, net	43,694	46,423
Cash surrender value of bank owned life insurance	180,187	180,485
Other assets	391,607	398,792
Total assets	$12,344,555	$12,336,677

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,173,783	$3,393,666
Interest-bearing	6,627,386	6,677,614
Total deposits	9,801,169	10,071,280

Securities sold under agreements to repurchase	210,977	229,806
Short-term borrowings	615,881	351,054
Long-term debt	27,000	30,000
Subordinated notes, net of unamortized issuance costs	222,245	222,038
Junior subordinated debt owed to unconsolidated trusts	71,855	71,810
Lease liabilities	12,515	12,995
Other liabilities	184,355	201,717
Total liabilities	11,145,997	11,190,700

Outstanding commitments and contingent liabilities (see Notes 4 and 9)

Stockholders’ equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,322,407	1,320,980
Retained earnings	191,924	168,769
AOCI	(245,784)	(273,278)
Total stockholders’ equity before treasury stock	1,268,605	1,216,529
Treasury stock at cost	(70,047)	(70,552)
Total stockholders’ equity	1,198,558	1,145,977
Total liabilities and stockholders’ equity	$12,344,555	$12,336,677

Shares
Common shares issued	58,116,970	58,116,970
Less: Treasury shares	(2,822,515)	(2,837,846)
Common shares outstanding	55,294,455	55,279,124
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Interest income
Interest and fees on loans	$89,775	$60,882
Interest and dividends on investment securities:
Taxable interest income	19,599	14,094
Non-taxable interest income	743	838
Other interest income	988	277
Total interest income	111,105	76,091

Interest expense
Deposits	14,740	2,124
Federal funds purchased and securities sold under agreements to repurchase	1,222	59
Short-term borrowings	4,822	89
Long-term debt	454	226
Senior notes	—	400
Subordinated notes	3,097	2,483
Junior subordinated debt owed to unconsolidated trusts	913	654
Total interest expense	25,248	6,035

Net interest income	85,857	70,056
Provision for credit losses	953	(253)
Net interest income after provision for credit losses	84,904	70,309

Noninterest income
Wealth management fees	14,797	15,779
Fees for customer services	6,819	8,907
Payment technology solutions	5,315	5,077
Mortgage revenue	288	975
Income on bank owned life insurance	1,652	884
Realized net gains (losses) on securities	4	106
Unrealized net gains (losses) recognized on equity securities	(620)	(720)
Other income	3,593	4,764
Total noninterest income	31,848	35,772

Noninterest expense
Salaries, wages, and employee benefits	40,331	39,354
Data processing	5,640	4,978
Net occupancy expense of premises	4,762	5,067
Furniture and equipment expenses	1,746	2,030
Professional fees	2,058	1,507
Amortization of intangible assets	2,729	3,011
Interchange expense	1,853	1,545
Other expense	11,284	12,884
Total noninterest expense	70,403	70,376

Income before income taxes	46,349	35,705
Income taxes	9,563	7,266
Net income	$36,786	$28,439

Basic earnings per common share	$0.66	$0.51
Diluted earnings per common share	0.65	0.51
Dividends declared per share of common stock	0.24	0.23
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$36,786	$28,439
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(8,749), and $29,726, respectively	21,944	(74,556)
Net unrealized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $0, and $13,812, respectively	—	(34,644)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $1, and $30, respectively	(3)	(76)
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(483), and $(252), respectively	1,210	631
Net change in unrealized/unrecognized gains (losses) on debt securities	23,151	(108,645)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $(1,214), and $1,931, respectively	3,050	(4,845)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(516), and $143, respectively	1,293	(357)
Net change in unrealized gains (losses) on cash flow hedges	4,343	(5,202)
Net change in AOCI	27,494	(113,847)
Total comprehensive income (loss)	$64,280	$(85,408)
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	36,786	—	—	36,786
OCI, net of tax	—	—	—	—	27,494	—	27,494
Repurchase of stock	(25,000)	—	—	—	—	(534)	(534)
Issuance of treasury stock for ESPP	30,360	—	(257)	—	—	782	525
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	8,977	—	(331)	—	—	231	(100)
Net issuance of treasury stock for warrants exercised	994		(17)			26	9
Cash dividends on common stock at $0.24 per share	—	—	—	(13,268)	—	—	(13,268)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	363	(363)	—	—	—
Stock-based compensation	—	—	1,669	—	—	—	1,669
Balance, March 31, 2023	55,294,455	$58	$1,322,407	$191,924	$(245,784)	$(70,047)	$1,198,558

	Three Months Ended March 31, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	28,439	—	—	28,439
OCI, net of tax	—	—	—	—	(113,847)	—	(113,847)
Repurchase of stock	(188,614)	—	—	—	—	(5,220)	(5,220)
Issuance of treasury stock for ESPP	25,140	—	(106)	—	—	647	541
Net issuance of treasury stock for RSU/DSU vesting and related tax	7,349	—	(359)	—	—	189	(170)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,739)	—	—	(12,739)
Stock dividend equivalents on RSUs/DSUs	—	—	273	(273)	—	—	—
Stock-based compensation	—	—	1,909	—	—	—	1,909
Balance, March 31, 2022	55,278,785	$58	$1,318,701	$107,890	$(137,605)	$(71,019)	$1,218,025
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities
Net income	$36,786	$28,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	953	(253)
Amortization of intangible assets	2,729	3,011
Amortization of mortgage servicing rights	749	980
Amortization of NMTC	2,221	1,341
Depreciation and amortization of premises and equipment	2,371	2,756
Net amortization (accretion) on portfolio loans	1,803	(36)
Net amortization (accretion) of premium (discount) on investment securities	4,231	5,930
Net amortization (accretion) of premium (discount) on time deposits	(80)	(124)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	252	212
Impairment of OREO and other repossessed assets	113	611
Impairment of mortgage servicing rights	1	(9)
Unrealized (gains) losses recognized on equity securities, net	620	720
(Gain) loss on sales of debt securities, net	(4)	(106)
(Gain) loss on sales of loans, net	(159)	(1,089)
(Gain) loss on sales of premises and equipment	(266)	(838)
(Gain) loss on life insurance proceeds	(707)	1
(Increase) decrease in cash surrender value of bank owned life insurance	(945)	(885)
Provision for deferred income taxes	(1,617)	(157)
Stock-based compensation	1,669	1,909
Mortgage loans originated for sale	(9,524)	(33,506)
Proceeds from sales of mortgage loans	8,219	51,350
(Increase) decrease in other assets	(2,119)	(16,429)
Increase (decrease) in other liabilities	(2,000)	(1,323)
Net cash provided by (used in) operating activities	45,296	42,505

Cash flows provided by (used in) investing activities
Purchases of equity securities	$(14)	$(5,948)
Purchases of debt securities available for sale	(2,449)	(274,964)
Proceeds from sales of equity securities	14	—
Proceeds from paydowns and maturities of debt securities held to maturity	11,708	9,585
Proceeds from paydowns and maturities of debt securities available for sale	107,492	166,709
Purchases of FHLB and other bank stock	(17,891)	—
Proceeds from the redemption of FHLB and other bank stock	6,086	—
Net (increase) decrease in loans	(60,807)	(83,392)
Cash paid for premiums on bank-owned life insurance	(76)	(96)
Proceeds from life insurance	2,026	217
Purchases of premises and equipment	(2,380)	(734)
Proceeds from disposition of premises and equipment	284	1,305
Proceeds from sales of OREO	42	331
Net cash provided by (used in) investing activities	44,035	(186,987)
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(270,031)	$(176,617)
Net change in federal funds purchased and securities sold under agreements to repurchase	(18,829)	(14,471)
Proceeds from FHLB advances	265,000	—
Repayment of FHLB advances	(173)	(168)
Repayment of other borrowings	(3,000)	(3,000)
Cash dividends paid	(13,268)	(12,739)
Purchase of treasury stock	(534)	(5,220)
Cash paid for withholding taxes on stock-based payments	(100)	(170)
Proceeds from stock warrants exercised	9	—
Net cash provided by (used in) financing activities	(40,926)	(212,385)

Net increase (decrease) in cash and cash equivalents	$48,405	$(356,867)
Cash and cash equivalents, beginning of period	227,164	836,095
Cash and cash equivalents, ending of period	$275,569	$479,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$19,961	$3,647

Non-cash investing and financing activities:
OREO acquired in settlement of loans	64	132
Transfer of debt securities available for sale to held to maturity	—	985,199
See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Significant Accounting Policies
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is a $12.3 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
The Company operates and reports its business in three segments: Banking, FirsTech, and Wealth Management.
•The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
•The FirsTech operating segment provides comprehensive and innovative payment technology solutions including online, mobile, and voice-recognition bill payments; money management and credit card networks; direct debit services; lockbox remittance processing for payments made by mail; and walk-in payments. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.
•The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations.
For additional information about the Company's operating segments, see “Note 14. Operating Segments and Related Information.”
Basis of Financial Statement Presentation
These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our 2022 Annual Report. These interim unaudited consolidated financial statements serve to update our 2022 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impact of Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the TDR accounting model for creditors that have already adopted CECL. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20-35-9 through 35-11 “Receivables—Nonrefundable Fees and Other Costs—Subsequent Measurement—Loan Refinancing or Restructuring” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. This standard applies prospectively. For the transition method related to the recognition and measurement of TDRs, there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This standard became effective for First Busey beginning January 1, 2023. Adoption of this standard did not have a material impact on our financial position or results of operations.
In March 2022, the FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method,” which replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. This update also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This standard became effective for First Busey beginning January 1, 2023. Adoption of this standard did not have a material impact on our financial position or results of operations.
ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination. This update became effective for First Busey beginning January 1, 2023. This standard applies prospectively to all business combinations that occur on or after the date it is adopted. Adoption of this standard did not have an impact on our financial position or results of operations.
Recently Issued Accounting Standards Not Yet Adopted
In March 2023, the FASB issued ASU 2023-02 “Investments—Equity Method and Joint Ventures (Topic 323),” permitting an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. This standard must be applied on a retrospective or modified retrospective basis, and is applicable for First Busey beginning on January 1, 2024. Early adoption is permitted. First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.
In March 2023, the FASB issued ASU 2023-01 “Leases (Topic 842): Common Control Arrangements,” which requires amortization over the useful life of leasehold improvements (not the lease term) when the lease is between entities under common control, and any value of such leasehold improvements remaining at the end of the lease term is to be accounted for as a transfer between entities under common control. This standard may be adopted either prospectively, or retrospectively, and is effective for First Busey beginning January 1, 2024. Early adoption is permitted. First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the FASB issued ASU 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual restrictions on the sale of equity securities are not considered in measuring the fair value of those equity securities, and further that contractual sale restrictions cannot be recognized and measured as a separate unit of account. This standard applies prospectively, and is effective for First Busey beginning January 1, 2024. Early adoption is permitted. First Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.
Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant subsequent events for the quarter ended March 31, 2023, through the filing date of these unaudited consolidated financial statements.
Note 2: Debt Securities
The Company's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$87,182	$—	$(2,550)	$84,632
Obligations of U.S. government corporations and agencies	11,855	3	(231)	11,627
Obligations of states and political subdivisions	274,858	193	(20,790)	254,261
Asset-backed securities	488,234	—	(19,087)	469,147
Commercial mortgage-backed securities	123,720	—	(14,893)	108,827
Residential mortgage-backed securities	1,426,529	4	(200,599)	1,225,934
Corporate debt securities	251,543	12	(22,433)	229,122
Total debt securities available for sale	$2,663,921	$212	$(280,583)	$2,383,550

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$470,138	$—	$(63,198)	$406,940
Residential mortgage-backed securities	437,421	—	(63,708)	373,713
Total debt securities held to maturity	$907,559	$—	$(126,906)	$780,653

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$117,805	$—	$(3,744)	$114,061
Obligations of U.S. government corporations and agencies	20,097	3	(321)	19,779
Obligations of states and political subdivisions	283,481	106	(26,075)	257,512
Asset-backed securities	489,558	—	(19,683)	469,875
Commercial mortgage-backed securities	124,423	—	(16,029)	108,394
Residential mortgage-backed securities	1,463,971	2	(220,717)	1,243,256
Corporate debt securities	273,118	33	(24,635)	248,516
Total debt securities available for sale	$2,772,453	$144	$(311,204)	$2,461,393

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$474,820	$—	$(63,738)	$411,082
Residential mortgage-backed securities	443,492	—	(69,279)	374,213
Total debt securities held to maturity	$918,312	$—	$(133,017)	$785,295
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

	As of March 31, 2023
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$105,794	$103,746
Due after one year through five years	363,407	340,503
Due after five years through ten years	369,029	337,071
Due after ten years	1,825,691	1,602,230
Debt securities available for sale	$2,663,921	$2,383,550

Debt securities held to maturity
Due after one year through five years	$43,594	$41,147
Due after five years through ten years	63,632	57,859
Due after ten years	800,333	681,647
Debt securities held to maturity	$907,559	$780,653

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Realized gains and losses on debt securities
Gross gains on debt securities	$10	$113
Gross (losses) on debt securities	(6)	(7)
Realized net gains (losses) on debt securities	$4	$106
Debt securities with carrying amounts of $764.9 million on March 31, 2023, and $746.7 million on December 31, 2022, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$964	$(32)	$83,668	$(2,518)	$84,632	$(2,550)
Obligations of U.S. government corporations and agencies	11,262	(223)	196	(8)	11,458	(231)
Obligations of states and political subdivisions	80,541	(755)	133,343	(20,035)	213,884	(20,790)
Asset-backed securities	16,954	(346)	452,193	(18,741)	469,147	(19,087)
Commercial mortgage-backed securities	7,634	(290)	101,193	(14,603)	108,827	(14,893)
Residential mortgage-backed securities	103,167	(5,778)	1,122,195	(194,821)	1,225,362	(200,599)
Corporate debt securities	17,362	(1,213)	209,280	(21,220)	226,642	(22,433)
Debt securities available for sale with gross unrealized losses	$237,884	$(8,637)	$2,102,068	$(271,946)	$2,339,952	$(280,583)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$406,940	$(63,198)	$406,940	$(63,198)
Residential mortgage-backed securities	373,713	(63,708)	373,713	(63,708)
Debt securities held to maturity with gross unrecognized losses	$780,653	$(126,906)	$780,653	$(126,906)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities[1]	$74	$—	$113,987	$(3,744)	$114,061	$(3,744)
Obligations of U.S. government corporations and agencies	19,603	(321)	—	—	19,603	(321)
Obligations of states and political subdivisions	166,147	(10,059)	75,217	(16,016)	241,364	(26,075)
Asset-backed securities	390,164	(15,648)	79,711	(4,035)	469,875	(19,683)
Commercial mortgage-backed securities	89,428	(12,623)	18,966	(3,406)	108,394	(16,029)
Residential mortgage-backed securities	366,221	(38,111)	876,668	(182,606)	1,242,889	(220,717)
Corporate debt securities	39,037	(5,079)	204,310	(19,556)	243,347	(24,635)
Debt securities available for sale with gross unrealized losses	$1,070,674	$(81,841)	$1,368,859	$(229,363)	$2,439,533	$(311,204)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$58,065	$(8,009)	$353,017	$(55,729)	$411,082	$(63,738)
Residential mortgage-backed securities	—	—	374,213	(69,279)	374,213	(69,279)
Debt securities held to maturity with gross unrecognized losses	$58,065	$(8,009)	$727,230	$(125,008)	$785,295	$(133,017)
___________________________________________
1.Unrealized losses for U.S. Treasury securities that have been in a continuous unrealized loss position for less than 12 months were insignificant, rounding to zero thousand.
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of March 31, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,339,952	$780,653	$3,120,605
Gross unrealized or unrecognized losses on debt securities	280,583	126,906	407,489
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.0%	16.3%	13.1%

Count of debt securities	1,058	55	1,113
Count of debt securities in an unrealized or unrecognized loss position	947	55	1,002

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,439,533	$785,295	$3,224,828
Gross unrealized or unrecognized losses on debt securities	311,204	133,017	444,221
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.8%	16.9%	13.8%

Count of debt securities	1,091	55	1,146
Count of debt securities in an unrealized or unrecognized loss position	1,032	55	1,087
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. The Company does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. As of March 31, 2023, the Company did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.
Note 3: Portfolio Loans
Loan Categories
The Company’s lending can be summarized in two primary categories: commercial and retail. Lending is further classified into five primary areas of loans: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. Distributions of the loan portfolio by loan category and class is presented in the following table (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Commercial loans
Commercial	$1,937,158	$1,974,154
Commercial real estate	3,324,536	3,261,873
Real estate construction	554,009	530,469
Total commercial loans	5,815,703	5,766,496
Retail loans
Retail real estate	1,667,537	1,657,082
Retail other	300,568	302,124
Total retail loans	1,968,105	1,959,206

Total portfolio loans	7,783,808	7,725,702
ACL	(91,727)	(91,608)
Portfolio loans, net	$7,692,081	$7,634,094
Net deferred loan origination costs included in the balances above were $13.7 million as of March 31, 2023, compared to $14.0 million as of December 31, 2022. Net accretable purchase accounting adjustments included in the balances above reduced loans by $5.5 million as of March 31, 2023, and $5.9 million as of December 31, 2022. Commercial balances include loans originated under the PPP with an amortized cost of $0.8 million as of both March 31, 2023, and December 31, 2022.
The Company did not purchase any retail real estate loans during the three months ended March 31, 2023, or 2022.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pledged Loans
The Company had loans pledged to the FHLB and Federal Reserve for liquidity as set forth in the table below (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Pledged loans
FHLB	$5,065,913	$5,095,448
Federal Reserve Bank	825,410	804,718
Total pledged loans	$5,891,323	$5,900,166
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a summary of risk grades segregated by category and class of portfolio loans (dollars in thousands):

	As of March 31, 2023
	Pass		Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,624,656		$208,613	$42,827	$55,652	$5,410	$1,937,158
Commercial real estate	2,888,970		362,187	43,195	24,623	5,561	3,324,536
Real estate construction	531,786		16,819	—	5,404	—	554,009
Total commercial loans	5,045,412		587,619	86,022	85,679	10,971	5,815,703
Retail loans
Retail real estate	1,649,407		11,722	503	2,206	3,699	1,667,537
Retail other	300,524		—	—	—	44	300,568
Total retail loans	1,949,931	1,949,931	11,722	503	2,206	3,743	1,968,105
Total portfolio loans	$6,995,343		$599,341	$86,525	$87,885	$14,714	$7,783,808

	As of December 31, 2022
	Pass		Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,668,495		$201,758	$46,540	$51,187	$6,174	$1,974,154
Commercial real estate	2,851,709		326,455	43,526	34,539	5,644	3,261,873
Real estate construction	502,904		25,164	1	2,400	—	530,469
Total commercial loans	5,023,108		553,377	90,067	88,126	11,818	5,766,496
Retail loans
Retail real estate	1,639,599		10,520	1,338	2,529	3,096	1,657,082
Retail other	301,971		—	—	—	153	302,124
Total retail loans	1,941,570	1,941,570	10,520	1,338	2,529	3,249	1,959,206
Total portfolio loans	$6,964,678		$563,897	$91,405	$90,655	$15,067	$7,725,702
Risk grades of portfolio loans and net charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Three Months Ended March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
Commercial
Pass	$193,301	$326,112	$237,528	$130,503	$45,737	$152,200	$539,275	$1,624,656
Watch	19,141	44,289	47,474	2,758	6,384	5,162	83,405	208,613
Special Mention	—	1,682	2,811	1,340	652	17,343	18,999	42,827
Substandard	19,386	1,360	1,143	526	6,229	2,030	24,978	55,652
Substandard non-accrual	94	—	2,976	205	133	2	2,000	5,410
Total commercial	231,922	373,443	291,932	135,332	59,135	176,737	668,657	1,937,158
Current period charge-offs	—	—	400	—	—	—	—	400

Commercial real estate
Pass	139,599	882,834	810,278	457,122	279,737	306,763	12,637	2,888,970
Watch	29,344	65,687	75,032	57,391	89,469	40,302	4,962	362,187
Special Mention	816	7,001	4,365	15,293	3,743	11,977	—	43,195
Substandard	11,604	5,975	1,095	3,394	1,888	667	—	24,623
Substandard non-accrual	—	604	3,847	30	—	1,080	—	5,561
Total commercial real estate	181,363	962,101	894,617	533,230	374,837	360,789	17,599	3,324,536
Current period charge-offs	—	—	—	—	—	539	—	539

Real estate construction
Pass	38,451	219,520	179,369	69,767	1,447	3,510	19,722	531,786
Watch	12	4,454	9,230	3,077	46	—	—	16,819
Substandard	—	5,404	—	—	—	—	—	5,404
Total real estate construction	38,463	229,378	188,599	72,844	1,493	3,510	19,722	554,009
Current period charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	62,890	394,383	439,515	171,450	75,296	307,826	198,047	1,649,407
Watch	546	2,989	2,952	1,332	1,423	974	1,506	11,722
Special Mention	55	58	—	—	—	390	—	503
Substandard	—	75	361	189	82	1,256	243	2,206
Substandard non-accrual	—	10	238	159	104	2,387	801	3,699
Total retail real estate	63,491	397,515	443,066	173,130	76,905	312,833	200,597	1,667,537
Current period charge-offs	—	—	—	—	—	5	—	5

Retail other
Pass	35,635	123,857	32,214	11,275	10,581	4,278	82,684	300,524
Substandard non-accrual	—	6	35	3	—	—	—	44
Total retail other	35,635	123,863	32,249	11,278	10,581	4,278	82,684	300,568
Current period charge-offs	$—	$36	$102	$1	$—	$98	$—	$237

Total portfolio loans	$550,874	$2,086,300	$1,850,463	$925,814	$522,951	$858,147	$989,259	$7,783,808
Total current period charge-offs	$—	$36	$502	$1	$—	$642	$—	$1,181

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior
Commercial
Pass	$479,893	$266,122	$136,445	$52,046	$50,764	$135,000	$548,225	$1,668,495
Watch	54,195	49,382	3,288	7,201	1,258	2,160	84,274	201,758
Special Mention	1,958	937	1,642	974	1,000	17,024	23,005	46,540
Substandard	8,926	1,165	570	6,671	2,382	5,191	26,282	51,187
Substandard non-accrual	21	3,292	226	135	—	100	2,400	6,174
Total commercial	544,993	320,898	142,171	67,027	55,404	159,475	684,186	1,974,154

Commercial real estate
Pass	883,688	819,133	478,452	297,525	161,409	198,419	13,083	2,851,709
Watch	77,346	56,113	64,282	96,664	21,592	5,758	4,700	326,455
Special Mention	11,943	5,389	12,386	1,420	6,917	5,471	—	43,526
Substandard	5,340	13,528	3,454	1,907	10,248	62	—	34,539
Substandard non-accrual	—	3,959	33	—	1,647	5	—	5,644
Total commercial real estate	978,317	898,122	558,607	397,516	201,813	209,715	17,783	3,261,873

Real estate construction
Pass	219,112	191,724	68,015	1,490	1,901	1,751	18,911	502,904
Watch	8,530	12,019	3,169	48	—	1,398	—	25,164
Special Mention	—	—	—	1	—	—	—	1
Substandard	2,400	—	—	—	—	—	—	2,400
Total real estate construction	230,042	203,743	71,184	1,539	1,901	3,149	18,911	530,469

Retail real estate
Pass	396,547	456,158	175,148	77,569	56,887	267,387	209,903	1,639,599
Watch	2,928	2,991	1,846	1,444	1,063	27	221	10,520
Special Mention	945	—	—	—	—	393	—	1,338
Substandard	77	732	198	81	141	1,293	7	2,529
Substandard non-accrual	10	191	107	32	390	1,708	658	3,096
Total retail real estate	400,507	460,072	177,299	79,126	58,481	270,808	210,789	1,657,082

Retail other
Pass	134,567	43,512	13,141	13,086	5,646	991	91,028	301,971
Substandard non-accrual	14	134	3	—	—	2	—	153
Total retail other	134,581	43,646	13,144	13,086	5,646	993	91,028	302,124

Total portfolio loans	$2,288,440	$1,926,481	$962,405	$558,294	$323,245	$644,140	$1,022,697	$7,725,702

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of March 31, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$78	$1	$—	$5,410
Commercial real estate	444	—	—	5,561
Past due and non-accrual commercial loans	522	1	—	10,971
Retail loans:
Retail real estate	3,120	1,169	472	3,699
Retail other	653	7	28	44
Past due and non-accrual retail loans	3,773	1,176	500	3,743
Total past due and non-accrual loans	$4,295	$1,177	$500	$14,714

	As of December 31, 2022
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$2	$—	$—	$6,174
Commercial real estate	124	—	—	5,644
Past due and non-accrual commercial loans	126	—	—	11,818
Retail loans:
Retail real estate	4,709	1,239	673	3,096
Retail other	414	60	—	153
Past due and non-accrual retail loans	5,123	1,299	673	3,249
Total past due and non-accrual loans	$5,249	$1,299	$673	$15,067
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.4 million and $0.2 million for the three months ended March 31, 2023, and 2022, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2023, and was $0.4 million for the three months ended March 31, 2022.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modification Disclosures Pursuant to ASU 2022-02
The following table shows the amortized cost basis of loans that were modified during the three months ended March 31, 2023, for borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

	As of March 31, 2023
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable
Loan class:
Commercial	$489	—%	$25,155	1.3%
Commercial real estate	—	—%	12,698	0.4%
Total of loans modified during the period[4]	$489	—%	$37,853	0.5%
___________________________________________
1.Loans with payment deferrals were modified to defer all principal payments until the end of the loan terms, which were shortened. Regular interest payments continue to be required during the deferral period.
2.Loans with payment deferrals represent an insignificant portion of of commercial loans and total loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in most cases, interest rate increases during the extension period.
4.All modifications were for loans classified as substandard.
The following table summarizes the financial effects of loan modifications made during the three months ended March 31, 2023, for borrowers experiencing financial difficulty:

Weighted Average Term Extension
Loan class:
Commercial	9.1 months
Commercial real estate	5.8 months
Total financial effect	8.0 months
First Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the payment performance of loans modified on or after January 1, 2023, the date we adopted ASU 2022-02 (dollars in thousands):

	As of March 31, 2023
	Current	30-89 Days	90+ Days
Loan class:
Commercial	$25,644	$—	$—
Commercial real estate	12,698	—	—
Amortized cost of modified loans	$38,342	$—	$—

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

TDR Disclosures Prior to the Adoption of ASU 2022-02
At December 31, 2022, performing TDR’s were $3.0 million and non-performing TDR’s were $0.5 million.
No loans were newly designated as TDRs during the three months ended March 31, 2022. There were no TDRs entered into during the 12 months ended March 31, 2022, that had subsequent defaults during the three months ended March 31, 2022. Gross interest income that would have been recorded in the three months ended March 31, 2022, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had $13.3 million and $14.0 million of collateral dependent loans secured by real estate or business assets as of March 31, 2023, and December 31, 2022, respectively.
Foreclosures
As of March 31, 2023, the Company had $1.1 million of residential real estate in the process of foreclosure. The Company follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
Loans Evaluated Individually
The Company evaluates loans with disparate risk characteristics on an individual basis. The following tables provide details of loans evaluated individually, segregated by loan category and class. The unpaid principal balance represents customer outstanding contractual principal balances excluding any partial charge-offs. Recorded investment represents the amortized cost of customer balances net of any partial charge-offs recognized on the loan. Average recorded investment is calculated using the most recent four quarters (dollars in thousands):

	As of March 31, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$8,761	$564	$5,181	$5,745	$1,825	$6,512
Commercial real estate	8,421	2,286	3,794	6,080	1,344	5,285
Real estate construction	—	—	—	—	—	206
Commercial loans evaluated individually	17,182	2,850	8,975	11,825	3,169	12,003
Retail loans:
Retail real estate	1,249	1,080	25	1,105	25	2,058
Retail loans evaluated individually	1,249	1,080	25	1,105	25	2,058
Total loans evaluated individually	$18,431	$3,930	$9,000	$12,930	$3,194	$14,061

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$9,589	$656	$5,918	$6,574	$2,476	$6,761
Commercial real estate	8,039	2,334	3,903	6,237	2,000	5,219
Real estate construction	247	247	—	247	—	260
Commercial loans evaluated individually	17,875	3,237	9,821	13,058	4,476	12,240
Retail loans:
Retail real estate	2,733	2,564	25	2,589	25	2,311
Retail loans evaluated individually	2,733	2,564	25	2,589	25	2,311
Total loans evaluated individually	$20,608	$5,801	$9,846	$15,647	$4,501	$14,551
Allowance for Credit Losses
Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience beginning in 2010. Due to the continued economic uncertainty in the markets in which the Company operates, the Company will continue to utilize a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period in its ACL estimate.
The following tables summarize activity in the ACL attributable to each class of loan. Allocation of a portion of the ACL to one class does not preclude its availability to absorb losses in other classes (dollars in thousands):

	Three Months Ended March 31, 2023
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for credit losses	695	(3,359)	(1,329)	5,948	(1,002)	953
Charged-off	(400)	(539)	—	(5)	(237)	(1,181)
Recoveries	121	20	31	119	56	347
ACL balance, March 31, 2023	$24,276	$34,421	$5,159	$24,255	$3,616	$91,727

	Three Months Ended March 31, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2021	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	251	(1,218)	510	(170)	374	(253)
Charged-off	—	—	—	(16)	(109)	(125)
Recoveries	67	308	93	152	84	704
ACL balance, March 31, 2022	$24,173	$37,339	$5,705	$17,555	$3,441	$88,213

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the ACL and amortized cost of portfolio loans by loan category and class (dollars in thousands):

	As of March 31, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,931,413	$5,745	$1,937,158	$22,451	$1,825	$24,276
Commercial real estate	3,318,456	6,080	3,324,536	33,077	1,344	34,421
Real estate construction	554,009	—	554,009	5,159	—	5,159
Commercial loans and related ACL	5,803,878	11,825	5,815,703	60,687	3,169	63,856
Retail loans:
Retail real estate	1,666,432	1,105	1,667,537	24,230	25	24,255
Retail other	300,568	—	300,568	3,616	—	3,616
Retail loans and related ACL	1,967,000	1,105	1,968,105	27,846	25	27,871
Portfolio loans and related ACL	$7,770,878	$12,930	$7,783,808	$88,533	$3,194	$91,727

	As of December 31, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,967,580	$6,574	$1,974,154	$21,384	$2,476	$23,860
Commercial real estate	3,255,636	6,237	3,261,873	36,299	2,000	38,299
Real estate construction	530,222	247	530,469	6,457	—	6,457
Commercial loans and related ACL	5,753,438	13,058	5,766,496	64,140	4,476	68,616
Retail loans:
Retail real estate	1,654,493	2,589	1,657,082	18,168	25	18,193
Retail other	302,124	—	302,124	4,799	—	4,799
Retail loans and related ACL	1,956,617	2,589	1,959,206	22,967	25	22,992
Portfolio loans and related ACL	$7,710,055	$15,647	$7,725,702	$87,107	$4,501	$91,608

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4: Leases
Busey as the Lessee
The Company has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances the Company reported in its unaudited Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Lease balances
Right of use assets	$12,291	$12,829
Lease liabilities	12,515	12,995

Supplemental information
Year through which lease terms extend	2037	2037
Weighted average remaining lease term, in years	8.82 years	8.90 years
Weighted average discount rate	3.49%	3.45%
The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Lease costs
Operating lease costs	$628	$617
Variable lease costs	5	128
Short-term lease costs	6	4
Total lease cost[1]	$639	$749

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$570	$631
Operating lease cash flows – Liability reduction	479	585
Right of use assets obtained during the period in exchange for operating lease liabilities	4	55
___________________________________________
1.Lease costs are included in net occupancy and equipment expense in the Consolidated Statements of Income.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company was obligated under noncancelable operating leases for office space and other commitments, as follows (dollars in thousands):

As of March 31, 2023
Rent commitments
Remainder of 2023	$1,650
2024	1,933
2025	1,716
2026	1,441
2027	1,276
2028	1,255
Thereafter	5,477
Total undiscounted cash flows	14,748
Less: Amounts representing interest	2,233
Present value of net future minimum lease payments	$12,515
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

	Three Months Ended March 31,
	2023	2022
Rental income	$191	$230
Note 5: Deposits
The composition of deposits is as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Deposits
Noninterest-bearing demand deposits	$3,173,783	$3,393,666
Interest-bearing transaction deposits	2,648,116	2,857,818
Saving deposits and money market deposits	2,830,599	2,964,421
Time deposits	1,148,671	855,375
Total deposits	$9,801,169	$10,071,280

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about our deposits is as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Brokered savings deposits and money market deposits	$6,005	$1,303
Brokered time deposits	278	275
Aggregate amount of time deposits with a minimum denomination of $100,000	630,529	416,445
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	200,898	120,377
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of March 31, 2023
Time deposits by schedule of maturities
Remainder of 2023	$474,277
2024	596,731
2025	42,344
2026	17,183
2027	13,746
2028	3,851
Thereafter	539
Time deposits	$1,148,671
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

	As of
	March 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$210,977	$229,806
Weighted average rate for securities sold under agreements to repurchase	2.44%	1.91%
Term Loan
On May 28, 2021, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Company has access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. On April 30, 2023, the agreement was further amended to extend the term for the revolving line of credit to April 30, 2024.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. As of March 31, 2023, there was no balance outstanding on the revolving credit facility and a total of $39.0 million outstanding on the term loan, of which $12.0 million was short-term and $27.0 million was long-term. The revolving credit facility incurs a non-usage fee based on any undrawn amounts. Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.
Short-term Borrowings
First Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$603,881	$339,054
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$615,881	$351,054
Funds borrowed from the FHLB, listed above, consisted of four notes with a weighted average interest rate of 4.81% and a weighted average maturity period of four days as of March 31, 2023, and four notes with a weighted average interest rate of 4.28% and a weighted average maturity period of five days as of December 31, 2022.
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2023, the Company purchased federal funds to test operational availability to access funds if needed. The Company had no federal funds purchased as of March 31, 2023, or December 31, 2022.
Long-term Debt
First Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Long-term debt
Term Loan	$27,000	$30,000
Senior and Subordinated Notes
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
Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Unamortized debt issuance costs
Subordinated notes issued in 2020	$1,101	$1,220
Subordinated notes issued in 2022	1,654	1,742
Total unamortized debt issuance costs	$2,755	$2,962
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of March 31, 2023, and December 31, 2022, all capital ratios of the Company and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2023, that would change this designation.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to the Company and its subsidiary bank (dollars in thousands):

	As of March 31, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,103,960	12.18%	$407,938	4.50%	$589,243	6.50%
Busey Bank	$1,325,556	14.66%	$406,788	4.50%	$587,582	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,177,960	12.99%	$543,917	6.00%	$725,222	8.00%
Busey Bank	$1,325,556	14.66%	$542,383	6.00%	$723,178	8.00%

Total capital to risk weighted assets
First Busey	$1,486,577	16.40%	$725,222	8.00%	$906,528	10.00%
Busey Bank	$1,409,173	15.59%	$723,178	8.00%	$903,972	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,177,960	9.71%	$485,472	4.00%	N/A	N/A
Busey Bank	$1,325,556	10.95%	$484,256	4.00%	$605,320	5.00%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,081,686	11.96%	$406,980	4.50%	$587,861	6.50%
Busey Bank	$1,306,716	14.49%	$405,736	4.50%	$586,063	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,155,686	12.78%	$542,640	6.00%	$723,521	8.00%
Busey Bank	$1,306,716	14.49%	$540,981	6.00%	$721,308	8.00%

Total capital to risk weighted assets
First Busey	$1,457,994	16.12%	$723,521	8.00%	$904,401	10.00%
Busey Bank	$1,384,024	15.35%	$721,308	8.00%	$901,635	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,081,686	9.45%	$489,124	4.00%	N/A	N/A
Busey Bank	$1,306,716	10.72%	$487,541	4.00%	$609,426	5.00%
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
Note 8: Stock-Based Compensation
Stock Options
The Company has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the three months ended March 31, 2023, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Options outstanding at December 31, 2022	26,106	$23.53	3.88
Forfeited	(3,300)	23.53
Options outstanding at March 31, 2023	22,806	23.53	3.63

Options exercisable at March 31, 2023	22,806	23.53	3.63

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2020 Equity Plan
Under the terms of the 2020 Equity Plan, the Company has granted RSU, PSU, and DSU awards. Upon vesting and delivery, shares are expected (though not required) to be issued from treasury. There were 200,774 shares available for issuance under the 2020 Equity Plan as of March 31, 2023.
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
On March 22, 2023, under the terms of the 2020 Equity Plan, the Company granted 224,316 RSUs to members of management. The grant date fair value of the award totaled $4.6 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in the Company’s RSU awards for the three months ended March 31, 2023, is as follows:

	RSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,096,931	$23.61
Granted	224,316	20.44
Dividend equivalents earned	11,509	22.85
Vested	(4,308)	25.79
Forfeited	(6,863)	20.88
Nonvested at March 31, 2023	1,321,585	23.07
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
On March 22, 2023, the Company granted a target of 104,643 PSUs with a maximum award of 167,429 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total stockholder return performance goal. The estimated grant date fair value of the award is $2.1 million and will be recognized in compensation expense over the performance period ending December 31, 2025. The Company expects to finalize the grant date fair value of these awards in the second quarter of 2023.
On March 22, 2023, the Company granted a target of 104,643 PSUs with a maximum award of 167,429 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining an adjusted return on average tangible common equity performance goal. The grant date fair value of the award is $2.1 million and will be recognized in compensation expense over the performance period ending December 31, 2025. The actual amount of compensation expense recognized may vary, subject to achievement of the performance goal.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Further, on March 22, 2023, the Company granted a target of 15,045 PSUs with a maximum award of 30,090 units. The actual number of units issued at the vesting date could range from 0% to 200% of the initial grant, depending on attaining a performance goal based upon the compounded annual revenue growth rate of the FirsTech operating segment. The grant date fair value of the award is $0.3 million and will be recognized in compensation expense over the performance period ending December 31, 2025, subject to achievement of the performance goal.
A summary of changes in the Company’s PSU awards for the three months ended March 31, 2023, is as follows:

	PSU Awards
	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	285,351	$25.40
Granted	224,331	20.44
Dividend equivalents earned	92	22.85
Vested	(92)	22.85
Forfeited	(36,345)	25.24
Nonvested at March 31, 2023	473,337	23.06
___________________________________________
1.Shares for PSU awards represent target shares at grant date.
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
On March 22, 2023, the Company granted 41,548 DSUs to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in the Company’s DSU awards for the three months ended March 31, 2023, is as follows:

	DSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	31,085	$25.75
Granted	41,548	20.44
Dividend equivalents earned	1,507	22.86
Vested	(32,592)	25.61
Nonvested at March 31, 2023	41,548	20.44

Vested and outstanding at March 31, 2023	145,026	23.66

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The 2021 ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of the Company’s common stock. The first offering under the 2021 ESPP began on July 1, 2021. There were 481,865 shares available for issuance under the 2021 ESPP as of March 31, 2023.
Stock-based Compensation Expense
The Company did not record any stock option compensation expense for the three months ended March 31, 2023, or 2022. As of March 31, 2023, the Company did not have any unrecognized stock option compensation expense.
The Company recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense
RSU awards	$1,020	$1,176
PSU awards[1]	360	412
DSU awards	196	226
2021 ESPP	93	95
Total stock-based compensation expense	$1,669	$1,909
___________________________________________
1.Expense for market-based PSU awards represents amounts based on target shares at grant date. Expense for performance-based PSU awards represents amounts based on target shares at grant date, adjusted for performance expectations as of the date indicated.
Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Unamortized stock-based compensation
RSU awards	$12,005	$8,570
PSU awards[1]	8,632	4,279
DSU awards	829	175
Total unamortized stock-based compensation	$21,466	$13,024

Weighted average period over which expense is to be recognized	2.8 years	2.5 years
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
Credit Commitments and Contingencies
A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,066,438	$1,991,769
Standby letters of credit	37,472	33,008
Total commitments	$2,103,910	$2,024,777
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
To secure its obligations under derivative contracts, the Company pledged cash and held collateral as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Cash pledged to secure obligations under derivative contracts	$37,827	$38,609
Collateral held to secure obligations under derivative contracts	22,650	29,830
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $350.0 million as of both March 31, 2023, and December 31, 2022, were designated as cash flow hedges. The Company entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Company’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In addition, the Company entered into one $300.0 million receive fixed pay floating interest rate swap to reduce the Company’s asset sensitivity (Loan Swap). Duration was added to our loan portfolio by fixing a portion of floating prime based loans. Interest rates had risen above their historical lows allowing the Company to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and the Company expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	March 31, 2023	December 31, 2022
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month LIBOR receive rates		4.87%	4.77%
Weighted average maturity, in years		1.46 years	1.71 years

Loan Swap
Notional amount		$300,000	$300,000
Weighted average fixed receive rates		4.81%	4.81%
Weighted average variable Prime pay rates		7.85%	7.32%
Weighted average maturity, in years		5.85 years	6.10 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$2,062	$2,535
Gross aggregate fair value of swap liabilities	Other liabilities	25,970	32,367

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(16,642)	$(20,985)
The Company expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2023.

As of March 31, 2023
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized gains expected to be reclassified from OCI to interest income	$393
Unrealized losses expected to be reclassified from OCI to interest expense	(783)
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(390)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Interest on swap transactions
Interest income on swap transactions	$383	$685
Interest expense on swap transactions	(2,192)	(185)
Net interest income (expense) on swap transactions	$(1,809)	$500
The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the unaudited Consolidated Statements of Income during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$3,050	$(4,845)
(Gain) loss reclassified from OCI to interest income, net of tax	(274)	(489)
(Gain) loss reclassified from OCI to interest expense, net of tax	1,567	132
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$4,343	$(5,202)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
The Company may offer derivative contracts to its customers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $648.3 million and as of March 31, 2023, and $576.9 million as of December 31, 2022. These derivatives generally worked together as an economic interest rate hedge, but the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of March 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$161,772	$2,256	$486,488	$30,226
Interest rate swaps – pay fixed, receive floating	486,488	30,226	161,772	2,256
Total derivatives not designated as hedging instruments	$648,260	$32,482	$648,260	$32,482

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$48,728	$370	$528,183	$39,685
Interest rate swaps – pay fixed, receive floating	528,183	39,685	48,728	370
Total derivatives not designated as hedging instruments	$576,911	$40,055	$576,911	$40,055
Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended March 31,
	Location	2023	2022
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$(7,667)	$(3,550)
Pay fixed, receive floating	Noninterest expense	7,667	3,550
Net change in fair value of interest rate swaps		$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to a customer-facing swap, the Company entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. The risk participation agreements mature between 2026 and 2029, and are summarized as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Risk participation agreements
Number of risk participation agreements	3	2
Notional amount	$34,320	$18,899
Fair value	24	5
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
Amounts and fair values of mortgage banking derivatives included in the unaudited Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of March 31, 2023		As of December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$2,955	$53	$1,517	$16
Forward sales commitments	Other assets	697	3	83	1
Mortgage banking derivatives recorded in other assets		$3,652	$56	$1,600	$17

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$36	$—	$83	$1
Forward sales commitments	Other liabilities	4,983	95	2,757	39
Mortgage banking derivatives recorded in other liabilities		$5,019	$95	$2,840	$40
Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended March 31,
	Location	2023	2022
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$37	$15
Forward sales commitments	Mortgage revenue	(54)	106
Net gains (losses)		$(17)	$121
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$84,632	$—	$84,632
Obligations of U.S. government corporations and agencies	—	11,627	—	11,627
Obligations of states and political subdivisions	—	254,261	—	254,261
Asset-backed securities	—	469,147	—	469,147
Commercial mortgage-backed securities	—	108,827	—	108,827
Residential mortgage-backed securities	—	1,225,934	—	1,225,934
Corporate debt securities	—	229,122	—	229,122
Equity securities	—	10,915	—	10,915
Derivative assets	—	34,600	24	34,624
Derivative liabilities	—	58,547	—	58,547

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$114,061	$—	$114,061
Obligations of U.S. government corporations and agencies	—	19,779	—	19,779
Obligations of states and political subdivisions	—	257,512	—	257,512
Asset-backed securities	—	469,875	—	469,875
Commercial mortgage-backed securities	—	108,394	—	108,394
Residential mortgage-backed securities	—	1,243,256	—	1,243,256
Corporate debt securities	—	248,516	—	248,516
Equity securities	—	11,535	—	11,535
Derivative assets	—	42,607	5	42,612
Derivative liabilities	—	72,462	—	72,462
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
OREO and Other Repossessed Assets
Non-financial assets measured at fair value include OREO and other repossessed assets (upon initial recognition or subsequent impairment). OREO properties and other repossessed assets are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of unobservable inputs, the fair values of all OREO and other repossessed assets have been classified as Level 3.
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
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,806	$5,806
OREO and other repossessed assets with subsequent impairment	—	—	639	639
Bank property held for sale with impairment	—	—	7,923	7,923

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,345	$5,345
Bank property held for sale with impairment	—	—	7,923	7,923
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,806	Appraisal of collateral	Appraisal adjustments	-20.8% to -100.0% (-35.5)%
OREO and other repossessed assets with subsequent impairment	639	Appraisal of collateral	Appraisal adjustments	-13.6% (-13.6)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,345	Appraisal of collateral	Appraisal adjustments	-22.7% to -100.0% (-45.7)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Estimated fair values of financial instruments that are not carried at fair value in the Company’s unaudited Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$275,569	$275,569	$227,164	$227,164
Level 2 inputs:
Debt securities held to maturity	907,559	780,653	918,312	785,295
Loans held for sale	2,714	2,756	1,253	1,276
Accrued interest receivable	42,854	42,854	43,372	43,372
Level 3 inputs:
Portfolio loans, net	7,692,081	7,431,580	7,634,094	7,320,422
Mortgage servicing rights	5,158	17,748	5,861	18,284
Other servicing rights	1,813	2,242	1,914	2,331

Financial liabilities
Level 2 inputs:
Time deposits	$1,148,671	$1,122,686	$855,375	$830,596
Securities sold under agreements to repurchase	210,977	210,977	229,806	229,806
Short-term borrowings	615,881	615,899	351,054	351,085
Long-term debt	27,000	27,025	30,000	30,052
Junior subordinated debt owed to unconsolidated trusts	71,855	56,640	71,810	59,111
Accrued interest payable	9,265	9,265	3,978	3,978
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	222,245	199,375	222,038	208,562

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
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$36,786	$28,439

Weighted average number of common shares outstanding, basic	55,397,989	55,427,696
Dilutive effect of common stock equivalents:
Options	—	4,568
Warrants	1,296	1,855
RSU awards	651,777	703,574
PSU awards	90,645	16,378
DSU awards	24,345	29,373
ESPP	13,554	11,502
Weighted average number of common shares outstanding, diluted	56,179,606	56,194,946

Basic earnings per common share	$0.66	$0.51
Diluted earnings per common share	0.65	0.51
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended March 31,
	2023	2022
Anti-dilutive common stock equivalents
Options	22,806	—
PSU awards	265,459	241,452
Total anti-dilutive common stock equivalents	288,265	241,452

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in AOCI by component, net of tax, for the period below (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(352,878)	$100,585	$(252,293)	$(32,272)	$9,199	$(23,073)
Unrealized holding gains (losses) on debt securities available for sale, net	30,693	(8,749)	21,944	(104,282)	29,726	(74,556)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	(48,456)	13,812	(34,644)
Amounts reclassified from AOCI, net	(4)	1	(3)	(106)	30	(76)
Amortization of unrecognized losses on securities transferred to held to maturity	1,693	(483)	1,210	883	(252)	631
Balance at end of period	(320,496)	91,354	(229,142)	(184,233)	52,515	(131,718)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(29,350)	8,365	(20,985)	(958)	273	(685)
Unrealized holding gains (losses) on cash flow hedges, net	4,264	(1,214)	3,050	(6,776)	1,931	(4,845)
Amounts reclassified from AOCI, net	1,809	(516)	1,293	(500)	143	(357)
Balance at end of period	(23,277)	6,635	(16,642)	(8,234)	2,347	(5,887)

Total AOCI	$(343,773)	$97,989	$(245,784)	$(192,467)	$54,862	$(137,605)
Note 14: Operating Segments and Related Information
The Company has three reportable operating segments: Banking, FirsTech, and Wealth Management. The Company’s three operating segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.
The Banking Operating Segment
The Banking operating segment provides a full range of banking services to individual and corporate customers through the Company’s wholly-owned bank subsidiary, Busey Bank, with 58 banking centers in Illinois; the St. Louis, Missouri, metropolitan area; southwest Florida; and Indianapolis, Indiana.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The FirsTech Operating Segment
The FirsTech operating segment provides comprehensive and innovative payment technology solutions. FirsTech's multi-channel payment platform allows businesses to collect payments from their customers in a variety of ways, to enable fast, frictionless payments. Payment method vehicles include, but are not limited to, text-based mobile bill pay; interactive voice response; electronic payment concentration delivered to Automated Clearing House networks, money management, and credit card networks; walk-in payment processing for customers at retail pay agents; customer service payments made over a telephone; direct debit services; and lockbox remittance processing for customers to make payments by mail. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.
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
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage the financial performance of the Company. The accounting policies of the three operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” in the Company’s 2022 Annual Report. The Company accounts for intersegment revenue and transfers at current market value.
Following is a summary of selected financial information for the Company’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Operating segment
Banking	$294,773	$294,773	$12,206,562	$12,199,960
FirsTech	8,992	8,992	47,750	48,715
Wealth Management	14,108	14,108	87,878	84,082
Other	—	—	2,365	3,920
Consolidated total	$317,873	$317,873	$12,344,555	$12,336,677

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net interest income
Banking	$89,890	$73,832
FirsTech	13	18
Other	(4,046)	(3,794)
Total net interest income	$85,857	$70,056

Noninterest income
Banking	$12,421	$15,286
FirsTech	5,674	5,419
Wealth Management	14,926	15,776
Other	(1,173)	(709)
Total noninterest income	$31,848	$35,772

Noninterest expense
Banking	$54,651	$55,567
FirsTech	5,739	4,683
Wealth Management	8,534	8,265
Other	1,479	1,861
Total noninterest expense	$70,403	$70,376

Income before income taxes
Banking	$46,707	$33,804
FirsTech	(52)	754
Wealth Management	6,392	7,511
Other	(6,698)	(6,364)
Total income before income taxes	$46,349	$35,705

Net income
Banking	$36,835	$26,451
FirsTech	(38)	550
Wealth Management	4,858	5,840
Other	(4,869)	(4,402)
Total net income	$36,786	$28,439

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
First Busey is a $12.3 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Our three operating segments provide a full range of banking, payment technology solutions, and wealth management services through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
The following discussion and analysis are intended to assist readers in understanding First Busey’s financial condition and results of operations during the three months ended March 31, 2023, and should be read in conjunction with our Consolidated Financial Statements (unaudited) and the related Notes to the Consolidated Financial Statements (unaudited) included in this Quarterly Report, as well as our 2022 Annual Report.
Busey’s Conservative Banking Strategy
The quality of our core deposit franchise is a critical value driver of our institution. Despite recent turmoil experienced in certain sectors of the banking industry, we have seen relative stability in our deposit franchise. We have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers.
Our operating mandate and focus have been on offering convenient products and services to customers while emphasizing credit quality over asset growth. First Busey’s financial strength is built on a sound business strategy of conservative banking, and that focus will not change now or in the future.
Efficiency Initiative
Late last year we implemented a targeted restructuring and efficiency optimization plan that is projected to generate approximately $4.0 million of annual savings. These initiatives are anticipated to help offset some of the inflationary pressures that exist today while allowing us to invest back into other parts of our organization.

EXECUTIVE SUMMARY
Operating Performance
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage the financial performance of the Company (dollars in thousands, except per share amounts):

		Three Months Ended March 31,
		2023	2022
Reported:	Net income	$36,786	$28,439
Adjusted:	Net income[1]	$36,786	$29,104

Reported:	Diluted earnings per common share	$0.65	$0.51
Adjusted:	Diluted earnings per common share[1]	$0.65	$0.52

Reported:	Return on average assets[2]	1.22%	0.91%
Adjusted:	Return on average assets[1,2]	1.22%	0.93%

Reported:	Return on average tangible common equity[1,2]	18.48%	12.72%
Adjusted:	Return on average tangible common equity[1,2]	18.48%	13.02%

Reported:	Pre-provision net revenue[1]	$47,918	$36,066
Adjusted:	Pre-provision net revenue[1]	$49,504	$39,354

Reported:	Pre-provision net revenue to average assets[1,2]	1.58%	1.16%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.64%	1.26%
___________________________________________
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
Non-Operating Expenses and Non-GAAP Measures
First Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Non-operating costs
Acquisition related expenses[1]	$—	$835
Restructuring charges[2]	—	—
Total non-operating costs	$—	$835
___________________________________________
1.Acquisition expenses related to completed acquisitions and exploratory due diligence.
2.Restructuring charges related to previously disclosed restructuring and efficiency plans.

A reconciliation of non-GAAP measures—including pre-provision net revenue, adjusted pre-provision net revenue, pre-provision net revenue to average assets, adjusted pre-provision net revenue to average assets, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, average tangible common equity, return on average tangible common equity, adjusted return on average tangible common equity, tax-equivalent net interest income, net interest margin, adjusted net interest income, adjusted net interest margin, tax-equivalent revenue, non-interest expense excluding amortization of intangible assets, adjusted noninterest expense, adjusted core expense, efficiency ratio, adjusted efficiency ratio, adjusted core efficiency ratio, noninterest expense excluding non-operating adjustments, tangible assets, tangible common equity, tangible common equity to tangible assets, tangible book value, tangible book value per common share, core loans, core loans to portfolio loans, core deposits, core deposits to total deposits, and core loans to core deposits—which First Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information.”
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
Busey Bank has one banking center in the Indianapolis, Indiana area, which is the most populous city of Indiana with a diverse economy, due in part to it serving as the headquarters of many large corporations.
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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$108,051	$988	3.71%	$560,824	$277	0.20%
Investment securities:
U.S. Government obligations	125,218	195	0.63%	197,590	288	0.59%
Obligations of states and political subdivisions[1]	254,403	1,765	2.81%	302,336	1,915	2.57%
Other securities	2,980,364	18,579	2.53%	3,470,430	12,951	1.51%
Loans held for sale	1,650	23	5.65%	11,930	83	2.82%
Portfolio loans[1,2]	7,710,876	90,113	4.74%	7,160,837	61,123	3.46%
Total interest-earning assets[1,3]	11,180,562	$111,663	4.05%	11,703,947	$76,637	2.66%

Cash and due from banks	115,145			126,631
Premises and equipment	127,094			135,377
ACL	(92,693)			(88,454)
Other assets	933,610			783,438
Total assets	$12,263,718			$12,660,939

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,767,507	$6,938	1.02%	$2,680,333	$364	0.06%
Savings and money market deposits	2,911,194	3,952	0.55%	3,429,909	560	0.07%
Time deposits	958,704	3,850	1.63%	917,244	1,200	0.53%
Federal funds purchased and repurchase agreements	230,351	1,222	2.15%	271,095	59	0.09%
Borrowings[4]	675,349	8,373	5.03%	284,430	3,198	4.56%
Junior subordinated debt issued to unconsolidated trusts	71,825	913	5.16%	71,650	654	3.70%
Total interest-bearing liabilities	7,614,930	$25,248	1.34%	7,654,661	$6,035	0.32%

Net interest spread[1]			2.71%			2.34%

Noninterest-bearing deposits	3,272,745			3,589,952
Other liabilities	205,224			134,791
Stockholders’ equity	1,170,819			1,281,535
Total liabilities and stockholders’ equity	$12,263,718			$12,660,939

Interest income / earning assets[1,3]	$11,180,562	$111,663	4.05%	$11,703,947	$76,637	2.66%
Interest expense / earning assets	11,180,562	25,248	0.92%	11,703,947	6,035	0.21%
Net interest margin[1]		$86,415	3.13%		$70,602	2.45%
___________________________________________
1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes a tax-equivalent adjustment of $0.6 million and $0.5 million for the three months ended March 31, 2023, and 2022, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
5.Annualized.

Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Average interest-earning assets	$11,180,562	$11,703,947	$(523,385)	(4.5)%
Average interest-bearing liabilities	7,614,930	7,654,661	(39,731)	(0.5)%
Average noninterest-bearing deposits	3,272,745	3,589,952	(317,207)	(8.8)%

Total average deposits	9,910,150	10,617,438	(707,288)	(6.7)%
Total average liabilities	11,092,899	11,379,404	(286,505)	(2.5)%

Average noninterest-bearing deposits as a percent of total average deposits	33.0%	33.8%	(80) bps
Total average deposits as a percent of total average liabilities	89.3%	93.3%	(400) bps
Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$111,663	$76,637	$35,026	45.7%
Interest expense	(25,248)	(6,035)	(19,213)	318.4%
Net interest income, on a tax-equivalent basis[1]	$86,415	$70,602	$15,813	22.4%

Net interest margin[1,2]	3.13%	2.45%	68 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
The FOMC raised rates by 50 basis points during the first quarter of 2023, and by a total of 475 basis points since the onset of the current FOMC tightening cycle that began in the first quarter of 2022. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, we will see pressure on net interest margin which will lead to periods of declining performance, which we experienced during the first quarter of 2023.
First Busey remains substantially core deposit funded, with robust liquidity and significant market share in the communities we serve. As of March 31, 2023, our loan to deposit ratio was 79.4% and core deposits represented 97.9% of total deposits.
Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.71% for the three months ended March 31, 2023, compared to 2.34% for the three months ended March 31, 2022, each on a tax-equivalent basis.

The net interest margin discussion above is based upon the results and average balances for the three months ended March 31, 2023, and 2022. Annualized net interest margins for the quarterly periods indicated were as follows:

	2023	2022
First Quarter	3.13%	2.45%
Second Quarter		2.68%
Third Quarter		3.00%
Fourth Quarter		3.24%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report.
Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$14,797	$15,779	$(982)	(6.2)%
Payment technology solutions	5,315	5,077	238	4.7%
Combined, wealth management fees and payment technology solutions	20,112	20,856	(744)	(3.6)%

Fees for customer services	6,819	8,907	(2,088)	(23.4)%
Mortgage revenue	288	975	(687)	(70.5)%
Income on bank owned life insurance	1,652	884	768	86.9%

Securities income:
Realized net gains (losses) on securities	4	106	(102)	(96.2)%
Unrealized net gains (losses) recognized on equity securities	(620)	(720)	100	13.9%
Net securities gains (losses)	(616)	(614)	(2)	(0.3)%

Other income	3,593	4,764	(1,171)	(24.6)%
Total noninterest income	$31,848	$35,772	$(3,924)	(11.0)%
Total noninterest income was $31.8 million for the three months ended March 31, 2023, a decrease of 11.0% from the comparable period in 2022. Combined, revenues from wealth management fees and payment technology solutions represented 63.1% of the Company’s noninterest income for the three months ended March 31, 2023, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $20.1 million for the three months ended March 31, 2023, a 3.6% decrease from the comparable period in 2022.
Wealth management fees were $14.8 million for the three months ended March 31, 2023, a 6.2% decrease from the comparable period in 2022. First Busey’s Wealth Management division ended the first quarter of 2023 with $11.2 billion in assets under care, compared to $11.1 billion as of December 31, 2022, and $12.3 billion at March 31, 2022. Our portfolio management team continues to produce solid results in the face of volatile markets.

Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue was $5.3 million for the three months ended March 31, 2023, a 4.7% increase from the comparable period in 2022. We continue to make strategic investments in FirsTech to enhance future growth, including further upgrades to the product and engineering teams to build an Application Programming Interface (API) cloud-based platform to provide for fully integrated payment capabilities as well as the continued development of our Banking as a Service (BaaS) platform.
Fees for customer services were $6.8 million for the three months ended March 31, 2023, a 23.4% decrease from the comparable period in 2022. Beginning on July 1, 2022, we became subject to the Durbin Amendment of the Dodd-Frank Act. The Durbin Amendment requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which resulted in a $2.3 million reduction in fee income during the three months ended March 31, 2023. Excluding the impact of the Durbin Amendment, fees for customer services would have shown an increase of 2.0% from the comparable period in 2022.
Mortgage revenue was $0.3 million for the three months ended March 31, 2023, a 70.5% decrease from the comparable period in 2022. Decreases primarily resulted from declines in mortgage origination and sold-loan mortgage volume, combined with a decrease in net gain on sale yields. General economic conditions and interest rate volatility may impact fees in future quarters.
Income on bank owned life insurance was $1.7 million for the three months ended March 31, 2023, an 86.9% increase from the comparable period in 2022. Increases resulted from earnings on death proceeds of $0.7 million.
Other income was $3.6 million for the three months ended March 31, 2023, a $1.2 million decrease from the comparable period in 2022. Other income fluctuations were primarily attributable to lower income recognized on venture capital investments during the three months ended March 31, 2023.

Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$40,331	$39,354	$977	2.5%
Data processing	5,640	4,978	662	13.3%

Premises expenses:
Net occupancy expense of premises	4,762	5,067	(305)	(6.0)%
Furniture and equipment expenses	1,746	2,030	(284)	(14.0)%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,508	7,097	(589)	(8.3)%

Professional fees	2,058	1,507	551	36.6%
Amortization of intangible assets	2,729	3,011	(282)	(9.4)%
Interchange expense	1,853	1,545	308	19.9%
Other expense	11,284	12,884	(1,600)	(12.4)%
Total noninterest expense	$70,403	$70,376	$27	—%

Income taxes	$9,563	$7,266	$2,297	31.6%
Effective income tax rate	20.6%	20.4%	20 bps

Efficiency ratio[1]	56.9%	63.0%	(610) bps
Adjusted efficiency ratio[1]	56.9%	62.2%	(530) bps

Full-time equivalent employees as of period-end	1,473	1,465	8	0.5%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $70.4 million for the three months ended March 31, 2023, and 2022. We remain focused on expense discipline, and have been purposeful in our efforts to rationalize our expense base given our economic outlook and our view on the future of banking. In particular, we have reduced the number of service centers from 87 to 58, representing a one-third reduction in the number of service centers we operate. Additionally, in late 2022, we implemented a targeted restructuring and efficiency optimization plan.
Salaries, wages, and employee benefits were $40.3 million for the three months ended March 31, 2023, a 2.5% increase from the comparable period in 2022. Full-time equivalents were 1,473 as of March 31, 2023, compared to 1,465 at March 31, 2022. Labor market trends over the past year reflected a tight labor supply, while job gains resulted in increased demands for a skilled workforce, maintaining upward pressure on salaries, wages, and employee benefits.
Data processing expense was $5.6 million for the three months ended March 31, 2023, a 13.3% increase from the comparable period in 2022. Increases were primarily attributable to Company-wide investments in technology enhancements as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.5 million for the three months ended March 31, 2023, an 8.3% decrease from the comparable period in 2022. Year-over-year decreases are primarily attributable to lower maintenance costs and declines in depreciation expense.

Professional fees were $2.1 million for the three months ended March 31, 2023, a 36.6% increase from the comparable period in 2022 due to increases in consulting and legal fees.
Amortization of intangible assets was $2.7 million for the three months ended March 31, 2023, a 9.4% decrease from the comparable period for 2022, due to the use of an accelerated amortization methodology.
Interchange expense was $1.9 million for the three months ended March 31, 2023, a 19.9% increase from the comparable period in 2022. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.
Other expense was $11.3 million for the three months ended March 31, 2023, an $1.6 million decrease from the comparable period in 2022. Decreases were across multiple expense categories including fluctuations in OREO and the provision for unfunded commitments, partially offset by increases in New Markets Tax Credits amortization and regulatory expenses resulting from the increase in the FDIC insurance assessment base rate that became effective January 1, 2023.
The efficiency ratio1, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 56.9% for the three months ended March 31, 2023, compared to 63.0% for the three months ended March 31, 2022. Our adjusted efficiency ratio1 was 56.9% for the three months ended March 31, 2023, compared to 62.2% for three months ended March 31, 2022.
Taxes
The effective income tax rate of 20.6% for the three months ended March 31, 2023, was lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various tax credits. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of March 31, 2023, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings. In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.
1 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022	Change	% Change
Assets
Debt securities available for sale	$2,383,550	$2,461,393	$(77,843)	(3.2)%
Debt securities held to maturity	907,559	918,312	(10,753)	(1.2)%
Portfolio loans, net of ACL	7,692,081	7,634,094	57,987	0.8%
Total assets	$12,344,555	$12,336,677	$7,878	0.1%

Liabilities
Deposits:
Noninterest-bearing	$3,173,783	$3,393,666	$(219,883)	(6.5)%
Interest-bearing	6,627,386	6,677,614	(50,228)	(0.8)%
Total deposits	$9,801,169	$10,071,280	$(270,111)	(2.7)%
Securities sold under agreements to repurchase	$210,977	$229,806	$(18,829)	(8.2)%
Short-term borrowings	615,881	351,054	264,827	75.4%
Subordinated notes, net of unamortized issuance costs	222,245	222,038	207	0.1%
Total liabilities	$11,145,997	$11,190,700	$(44,703)	(0.4)%

Stockholders’ equity	$1,198,558	$1,145,977	$52,581	4.6%
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
Busey Bank maintains a well-diversified loan portfolio and, as a matter of policy and practice, limits concentration exposure in any particular loan segment.

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
Busey Bank’s lending activities can be summarized into two primary categories: commercial and retail. Lending is further classified into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the five primary areas can be found in the Company’s 2022 Annual Report. A significant majority of our portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets.
Geographic distributions of portfolio loans, based on originations, by category and class were as follows (dollars in thousands):

	March 31, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,410,180	$423,124	$47,569	$56,285	$1,937,158
Commercial real estate	2,243,896	670,339	228,839	181,462	3,324,536
Real estate construction	327,899	138,588	38,160	49,362	554,009
Total commercial loans	3,981,975	1,232,051	314,568	287,109	5,815,703
Retail loans
Retail real estate	1,243,370	228,455	123,575	72,137	1,667,537
Retail other	294,843	2,798	1,639	1,288	300,568
Total retail loans	1,538,213	231,253	125,214	73,425	1,968,105
Total portfolio loans	$5,520,188	$1,463,304	$439,782	$360,534	$7,783,808
ACL					(91,727)
Portfolio loans, net of ACL					$7,692,081

	December 31, 2022
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,401,165	$466,904	$52,925	$53,160	$1,974,154
Commercial real estate	2,180,767	680,532	220,939	179,635	3,261,873
Real estate construction	326,154	131,782	31,212	41,321	530,469
Total commercial loans	3,908,086	1,279,218	305,076	274,116	5,766,496
Retail loans
Retail real estate	1,253,069	210,048	122,397	71,568	1,657,082
Retail other	296,719	2,565	1,788	1,052	302,124
Total retail loans	1,549,788	212,613	124,185	72,620	1,959,206
Total portfolio loans	$5,457,874	$1,491,831	$429,261	$346,736	$7,725,702
ACL					(91,608)
Portfolio loans, net of ACL					$7,634,094

The Company experienced its eighth consecutive quarter of core loan2 growth, generating $58.2 million, or 0.8%, in core loan growth during three months ended March 31, 2023. Like prior periods, most of the loan growth occurred within the Company’s existing client base. Changes in portfolio loan balances were as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022	Change	% Change
Commercial loans
Commercial	$1,937,158	$1,974,154	$(36,996)	(1.9)%
Commercial real estate	3,324,536	3,261,873	62,663	1.9%
Real estate construction	554,009	530,469	23,540	4.4%
Total commercial loans	5,815,703	5,766,496	49,207	0.9%
Retail loans
Retail real estate	1,667,537	1,657,082	10,455	0.6%
Retail other	300,568	302,124	(1,556)	(0.5)%
Total retail loans	1,968,105	1,959,206	8,899	0.5%
Total portfolio loans	7,783,808	7,725,702	58,106	0.8%
ACL	(91,727)	(91,608)	(119)	0.1%
Portfolio loans, net of ACL	$7,692,081	$7,634,094	$57,987	0.8%
Excluding the amortized cost of PPP loans, changes in commercial loan balances were as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022	Change	% Change
Total commercial loans	$5,815,703	$5,766,496	$49,207	0.9%
Less: PPP loans amortized cost	(750)	(845)	95	(11.2)%
Commercial loan balances, excluding PPP loans	$5,814,953	$5,765,651	$49,302	0.9%
As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters. Given this outlook, loan growth is likely to slow compared to the Company’s results of the last twelve months and our previous expectations.
Allowance and Provision for Credit Losses
The ACL is a significant estimate in our unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision expenses (releases) were recorded as follows for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Provision for credit losses	$953	$(253)
The provision release during the first quarter of 2022 reflected strong asset quality performance metrics as well as improved macro-economic outlooks at that time. Provision expense during the first quarter of 2023 reflects a stabilization of the provision expense.
2 Core loans is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

The relationship between our portfolio loan balances and our ACL is summarized as follows, as of each of the dates indicated (dollars in thousands):

		As of
		March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Portfolio loans	[a]	$7,783,808	$7,725,702	$7,670,114	$7,497,778	$7,272,873
Non-GAAP adjustments:
PPP loans amortized cost		(750)	(845)	(1,426)	(7,616)	(31,769)
Core loans[1]	[b]	$7,783,058	$7,724,857	$7,668,688	$7,490,162	$7,241,104

ACL	[c]	$91,727	$91,608	$90,722	$88,757	$88,213

Ratios
ACL to portfolio loans	[c÷a]	1.18%	1.19%	1.18%	1.18%	1.21%
ACL to core loans[1]	[c÷b]	1.18%	1.19%	1.18%	1.18%	1.22%
___________________________________________
1.Core loans is a non-GAAP financial measure.
As of March 31, 2023, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, prepayment speeds, credit performance trends, portfolio duration, and other factors.
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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

		As of
		March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Portfolio loans	[a]	$7,783,808	$7,725,702	$7,670,114	$7,497,778	$7,272,873
Non-GAAP adjustments:
PPP loans amortized cost		(750)	(845)	(1,426)	(7,616)	(31,769)
Core loans[1]	[b]	$7,783,058	$7,724,857	$7,668,688	$7,490,162	$7,241,104

Loans 30 – 89 days past due		$5,472	$6,548	$6,307	$5,157	$3,916
Total assets	[c]	12,344,555	12,336,677	12,497,388	12,356,433	12,567,509

Non-performing assets
Non-performing loans:
Non-accrual loans	[d]	14,714	15,067	15,425	15,840	12,488
Loans 90+ days past due and still accruing		500	673	1,229	1,654	197
Total non-performing loans	[e]	15,214	15,740	16,654	17,494	12,685
OREO and other repossessed assets	[f]	759	850	1,219	1,429	3,606
Total non-performing assets	[g]	15,973	16,590	17,873	18,923	16,291

Substandard (excludes 90+ days past due)		87,886	90,489	84,148	84,411	79,962
Classified assets	[h]	$103,859	$107,079	$102,021	$103,334	$96,253

ACL	[i]	91,727	91,608	90,722	88,757	88,213
Bank Tier 1 Capital	[j]	1,325,556	1,306,716	1,288,945	1,265,418	1,247,370

Ratios
ACL to non-accrual loans	[i÷d]	623.40%	608.00%	588.15%	560.33%	706.38%
ACL to non-performing loans	[i÷e]	602.91%	582.01%	544.75%	507.36%	695.41%
ACL to non-performing assets	[i÷g]	574.26%	552.19%	507.59%	469.04%	541.48%
Non-accrual loans to portfolio loans	[d÷a]	0.19%	0.20%	0.20%	0.21%	0.17%
Non-performing loans to portfolio loans	[e÷a]	0.20%	0.20%	0.22%	0.23%	0.17%
Non-performing loans to core loans[1]	[e÷b]	0.20%	0.20%	0.22%	0.23%	0.18%
Non-performing assets to total assets	[g÷c]	0.13%	0.13%	0.14%	0.15%	0.13%
Non-performing assets to portfolio loans and OREO and other repossessed assets	[g÷(a+f)]	0.21%	0.21%	0.23%	0.25%	0.22%
Classified assets to Bank Tier 1 Capital and ACL	[h÷(i+j)]	7.33%	7.66%	7.39%	7.63%	7.21%
___________________________________________
1.Core loans is a non-GAAP financial measure.

Asset quality remains strong by both historical and current industry trends. Non-performing loan balances decreased by 3.3% to $15.2 million as of March 31, 2023, compared with $15.7 million as of December 31, 2022. Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.20% as of both March 31, 2023, and December 31, 2022.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased to $86.8 million as of March 31, 2023, compared to $89.2 million as of December 31, 2022. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of March 31, 2023, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
COVID-19 Modifications
To alleviate some of the financial hardships faced as a result of COVID-19, the Company offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. As of March 31, 2023, the Company had no commercial loans remaining in the program, and one payment deferred retail loan representing $0.1 million in loans. In comparison, the Company had eight commercial loans on interest-only payment deferral representing $20.6 million in loans, and one payment deferred retail loans representing $0.1 million as of December 31, 2022. As these deferrals expire, the Company will continue to monitor credits for potential problem loans.
Deposits
Total deposits decreased by 2.7% to $9.8 billion as of March 31, 2023, compared to $10.1 billion as of December 31, 2022. Deposit trends were driven by a number of elements, including (i) anticipated seasonal factors, including ordinary course public fund outflows and fluctuations in the normal course of business operations of certain core commercial customers, (ii) the macroeconomic environment, including prevailing interest rates and anticipated future FOMC rate moves, as well as inflationary pressures, (iii) depositors moving some funds to accounts at competitors offering above-market rates, including state-sponsored investment programs for public sector deposits that provide rates in excess of where we can borrow in the wholesale marketplace, and (iv) deposits moving within the Busey ecosystem from the bank to our wealth management group in the first quarter of 2023.
We focus on deepening our relationships with customers to strengthen our core deposit3 franchise. Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less. Core deposits represented 97.9% of total deposits as of March 31, 2023, compared to 98.8% as of December 31, 2022. Estimated uninsured deposits—consisting of account balances in excess of the $250 thousand FDIC insurance limit, less intercompany accounts and collateralized accounts (including preferred deposits)—represented 27% of total deposits as of March 31, 2023.
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

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

	Three Months Ended March 31,
	2023	2022
Average liquid assets
Cash and due from banks	$115,145	$126,631
Interest-bearing bank deposits	108,051	$560,824
Federal funds sold	—	—
Total average liquid assets	223,196	687,455

Average liquid assets as a percent of average total assets	1.8%	5.4%
Cash and unencumbered securities on our Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Cash and unencumbered securities
Total cash and cash equivalents	$275,569	$227,164
Debt securities available for sale	2,383,550	2,461,393
Debt securities available for sale pledged as collateral	(568,244)	(746,675)
Cash and unencumbered securities	$2,090,875	$1,941,882
First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, and First Busey’s revolving credit facility, as summarized in the table below (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Additional borrowing capacity available from:
FHLB	$1,442,093	$1,765,388
Federal Reserve Bank	683,123	659,680
Federal funds purchased	482,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,647,716	$2,947,568
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.
As of March 31, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Outstanding loan commitments and standby letters of credit	$2,103,910	$2,024,777
Reserve for unfunded commitments	5,967	6,601
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Provision for unfunded commitments expense (release)	$(635)	$1,112
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
CAPITAL RESOURCES
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of March 31, 2023:

	Minimum Capital Requirements with Capital Buffer	As of March 31, 2023
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.18%	14.66%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.99%	14.66%
Total Capital to Risk Weighted Assets	10.50%	16.40%	15.59%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	9.71%	10.95%
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
(dollars in thousands)

		Three Months Ended March 31,
		2023	2022
PRE-PROVISION NET REVENUE
Net interest income		$85,857	$70,056
Total noninterest income		31,848	35,772
Net security (gains) losses		616	614
Total noninterest expense		(70,403)	(70,376)
Pre-provision net revenue		47,918	36,066
Non-GAAP adjustments:
Acquisition and other restructuring expenses		—	835
Provision for unfunded commitments		(635)	1,112
Amortization of New Markets Tax Credits		2,221	1,341
Adjusted pre-provision net revenue		$49,504	$39,354

Pre-provision net revenue, annualized	[a]	$194,334	$146,268
Adjusted pre-provision net revenue, annualized	[b]	200,766	159,602
Average total assets	[c]	12,263,718	12,660,939

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.58%	1.16%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.64%	1.26%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended March 31,
		2023	2022
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$36,786	$28,439
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		—	587
Data processing		—	214
Professional fees, occupancy, and other		—	34
Related tax benefit		—	(170)
Adjusted net income	[b]	$36,786	$29,104

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,179,606	56,194,946

Reported: Diluted earnings per share	[a÷c]	$0.65	$0.51
Adjusted: Diluted earnings per share	[b÷c]	$0.65	$0.52

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$149,188	$115,336
Adjusted net income, annualized	[e]	149,188	118,033
Average total assets	[f]	12,263,718	12,660,939

Reported: Return on average assets[1]	[d÷f]	1.22%	0.91%
Adjusted: Return on average assets[1]	[e÷f]	1.22%	0.93%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,170,819	$1,281,535
Average goodwill and other intangible assets, net		(363,354)	(374,811)
Average tangible common equity	[g]	$807,465	$906,724

Reported: Return on average tangible common equity[1]	[d÷g]	18.48%	12.72%
Adjusted: Return on average tangible common equity[1]	[e÷g]	18.48%	13.02%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended March 31,
		2023	2022
Net interest income		$85,857	$70,056
Non-GAAP adjustments:
Tax-equivalent adjustment		558	546
Tax-equivalent net interest income		86,415	70,602
Purchase accounting accretion related to business combinations		(403)	(1,159)
Adjusted net interest income		$86,012	$69,443

Tax-equivalent net interest income, annualized	[a]	$350,461	$286,330
Adjusted net interest income, annualized	[b]	348,826	281,630
Average interest-earning assets	[c]	11,180,562	11,703,947

Reported: Net interest margin[1]	[a÷c]	3.13%	2.45%
Adjusted: Net interest margin[1]	[b÷c]	3.12%	2.41%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended March 31,
		2023	2022
Net interest income		$85,857	$70,056
Non-GAAP adjustments:
Tax-equivalent adjustment		558	546
Tax-equivalent net interest income		86,415	70,602

Total noninterest income		31,848	35,772
Non-GAAP adjustments:
Net security (gains) losses		616	614
Noninterest income excluding net securities gains and losses		32,464	36,386

Tax-equivalent revenue	[a]	$118,879	$106,988

Total noninterest expense		$70,403	$70,376
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(2,729)	(3,011)
Non-interest expense excluding amortization of intangible assets	[c]	67,674	67,365
Non-operating adjustments:
Salaries, wages, and employee benefits		—	(587)
Data processing		—	(214)
Professional fees and other		—	(34)
Adjusted noninterest expense	[f]	67,674	66,530
Provision for unfunded commitments		635	(1,112)
Amortization of New Markets Tax Credits		(2,221)	(1,341)
Adjusted core expense	[g]	$66,088	$64,077

Noninterest expense, excluding non-operating adjustments	[f-b]	$70,403	$69,541

Reported: Efficiency ratio	[c÷a]	56.93%	62.97%
Adjusted: Efficiency ratio	[f÷a]	56.93%	62.18%
Adjusted: Core efficiency ratio	[g÷a]	55.59%	59.89%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		March 31, 2023	December 31, 2022
Total stockholders' equity		$1,198,558	$1,145,977
Goodwill and other intangible assets, net		(361,567)	(364,296)
Tangible book value	[a]	$836,991	$781,681

Ending number of common shares outstanding	[b]	55,294,455	55,279,124

Tangible book value per common share	[a÷b]	$15.14	$14.14

Tangible Common Equity and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		March 31, 2023	December 31, 2022
Total assets		$12,344,555	$12,336,677
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(361,567)	(364,296)
Tax effect of other intangible assets[1]		8,335	8,847
Tangible assets	[a]	$11,991,323	$11,981,228

Total stockholders' equity		$1,198,558	$1,145,977
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(361,567)	(364,296)
Tax effect of other intangible assets[1]		8,335	8,847
Tangible common equity	[b]	$845,326	$790,528

Tangible common equity to tangible assets[2]	[b÷a]	7.05%	6.60%
___________________________________________
1.Net of estimated deferred tax liability.
2.Tax-effected measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans, Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits
(dollars in thousands)

		As of
		March 31, 2023	December 31, 2022
Portfolio loans	[a]	$7,783,808	$7,725,702
Non-GAAP adjustments:
PPP loans amortized cost		(750)	(845)
Core loans	[b]	$7,783,058	$7,724,857

Total deposits	[c]	$9,801,169	$10,071,280
Non-GAAP adjustments:
Brokered transaction accounts		(6,005)	(1,303)
Time deposits of $250,000 or more		(200,898)	(120,377)
Core deposits	[d]	$9,594,266	$9,949,600

RATIOS
Core loans to portfolio loans	[b÷a]	99.99%	99.99%
Core deposits to total deposits	[d÷c]	97.89%	98.79%
Core loans to core deposits	[b÷d]	81.12%	77.64%

FORWARD-LOOKING STATEMENTS
Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to First Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of the Company’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the Coronavirus Disease 2019 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine); (iii) changes in state and federal laws, regulations, and governmental policies concerning First Busey’s general business (including changes in response to the recent failures of other banks); (iv) changes in accounting policies and practices (v) changes in interest rates and prepayment rates of First Busey’s assets (including the impact of the LIBOR phase-out); (vi) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving First Busey; (xii) fluctuations in the value of securities held in our securities portfolio; (xiii) concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients; (xiv) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (xv) the level of non-performing assets on our balance sheets; (xvi) interruptions involving our information technology and communications systems or third-party servicers; (xvii) breaches or failures of our information security controls or cybersecurity-related incidents; and (xviii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, and blizzards. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning First Busey and our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
CRITICAL ACCOUNTING ESTIMATES
First Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited consolidated financial statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” of the Company’s 2022 Annual Report.
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
Fair Value of Debt Securities Available for Sale
Fair values of debt securities available for sale are measurements from an independent pricing service and are based on observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. Different fair value estimates could result from the use of different judgments and estimates to determine the fair values of securities.
Realized securities gains or losses are reported in the unaudited Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, we must first determine if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, we will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded allowance related to the debt security, if applicable, and recognizing any incremental impairment through earnings. If we do not intend to sell the security, nor believe it more likely than not that we will be required to sell the security before the fair value recovers to the amortized cost basis, we must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.
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
Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. Impairment is recognized by establishing an allowance for the debt security through the provision for credit losses. Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes.
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
The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are in the scope of ASC Topic 326 “Financial Instruments—Credit Losses.” However, the offset to record the allowance on acquired loans at the date of acquisition depends on whether or not the loan is classified as PCD. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.
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
The interest rate risk of First Busey as a result of immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
March 31, 2023	(13.66)%	(10.08)%	(6.03)%	(2.92)%	2.14%	4.34%	6.54%	8.77%
December 31, 2022	(21.24)%	(14.74)%	(8.08)%	(3.95)%	3.05%	6.11%	9.18%	12.27%

	Year-Two: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
March 31, 2023	(18.87)%	(14.35)%	(8.54)%	(4.12)%	2.76%	5.59%	8.48%	11.43%
December 31, 2022	(27.82)%	(19.56)%	(10.76)%	(5.27)%	3.94%	7.91%	11.94%	16.02%
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of March 31, 2023, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A of First Busey’s 2022 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 3, 2015, First Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date. On May 22, 2019, First Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase program by 1,000,000 shares, and on February 5, 2020, First Busey’s board of directors approved another amendment to increase the authorized shares under the repurchase program by an additional 2,000,000 shares. During the first quarter of 2023, the Company purchased 25,000 shares under the plan. As of March 31, 2023, the Company had 122,210 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	—	$—	—	147,210
February 1-28, 2023	—	$—	—	147,210
March 1-31, 2023	25,000	$21.34	25,000	122,210
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

Date: May 4, 2023	FIRST BUSEY CORPORATION (Registrant)

	By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Principal Accounting Officer