Form 10-Q
period 2023-06-30
FIRST BUSEY CORP /NV/
filed 2023-08-03
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2023
Common Stock, $.001 par value	55,281,483

FIRST BUSEY CORPORATION
FORM 10-Q
June 30, 2023

GLOSSARY
We use acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey's 2020 Equity Incentive Plan
ACL	Allowance for credit losses
Amended 2020 Equity Plan	First Busey's Amended 2020 Equity Incentive Plan
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule	Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act
bps	basis points
CAC	Cummins-American Corp.
CECL	ASU 2016-13, codified as ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
COVID-19	Coronavirus disease 2019
DSU	Deferred stock unit
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
Nasdaq	National Association of Securities Dealers Automated Quotations
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program

Term	Definition
PSU	Performance-based restricted stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$141,984	$117,513
Interest-bearing deposits	90,719	109,651
Total cash and cash equivalents	232,703	227,164

Debt securities available for sale	2,283,848	2,461,393
Debt securities held to maturity	894,102	918,312
Equity securities	9,034	11,535
Loans held for sale	1,545	1,253
Portfolio loans (net of ACL of $91,639 at June 30, 2023, and $91,608 at December 31, 2022)	7,713,645	7,634,094
Premises and equipment, net	122,669	126,524
Right of use assets	11,806	12,829
Goodwill	317,873	317,873
Other intangible assets, net	41,025	46,423
Cash surrender value of bank owned life insurance	180,950	180,485
Other assets	399,829	398,792
Total assets	$12,209,029	$12,336,677

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,086,885	$3,393,666
Interest-bearing	6,975,870	6,677,614
Total deposits	10,062,755	10,071,280

Securities sold under agreements to repurchase	202,953	229,806
Short-term borrowings	212,000	351,054
Long-term debt	24,000	30,000
Subordinated notes, net of unamortized issuance costs	222,454	222,038
Junior subordinated debt owed to unconsolidated trusts	71,900	71,810
Lease liabilities	12,059	12,995
Other liabilities	198,960	201,717
Total liabilities	11,007,081	11,190,700

Outstanding commitments and contingent liabilities (see Notes 4 and 9)

Stockholders’ equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,325,173	1,320,980
Retained earnings	207,660	168,769
AOCI	(260,921)	(273,278)
Total stockholders’ equity before treasury stock	1,271,970	1,216,529
Treasury stock at cost	(70,022)	(70,552)
Total stockholders’ equity	1,201,948	1,145,977
Total liabilities and stockholders’ equity	$12,209,029	$12,336,677

Shares
Common shares issued	58,116,969	58,116,970
Less: Treasury shares	(2,826,122)	(2,837,846)
Common shares outstanding	55,290,847	55,279,124
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$94,804	$65,567	$184,579	$126,449
Interest and dividends on investment securities:
Taxable interest income	20,076	15,840	39,675	29,934
Non-taxable interest income	708	831	1,451	1,669
Other interest income	1,311	358	2,299	635
Total interest income	116,899	82,596	228,004	158,687

Interest expense
Deposits	26,768	2,146	41,508	4,270
Federal funds purchased and securities sold under agreements to repurchase	1,223	147	2,445	206
Short-term borrowings	5,741	147	10,563	236
Long-term debt	452	261	906	487
Senior notes	—	237	—	637
Subordinated notes	3,100	3,022	6,197	5,505
Junior subordinated debt owed to unconsolidated trusts	945	708	1,858	1,362
Total interest expense	38,229	6,668	63,477	12,703

Net interest income	78,670	75,928	164,527	145,984
Provision for credit losses	627	1,653	1,580	1,400
Net interest income after provision for credit losses	78,043	74,275	162,947	144,584

Noninterest income
Wealth management fees	14,562	14,135	29,359	29,914
Fees for customer services	7,239	9,588	14,058	18,495
Payment technology solutions	5,231	4,888	10,546	9,965
Mortgage revenue	272	284	560	1,259
Income on bank owned life insurance	1,029	874	2,681	1,758
Realized net gains (losses) on securities	(178)	20	(174)	126
Unrealized net gains (losses) recognized on equity securities	(1,881)	(1,734)	(2,501)	(2,454)
Other income	1,738	2,964	5,331	7,728
Total noninterest income	28,012	31,019	59,860	66,791

Noninterest expense
Salaries, wages, and employee benefits	39,859	38,110	80,190	77,464
Data processing	5,902	5,375	11,542	10,353
Net occupancy expense of premises	4,540	4,720	9,302	9,787
Furniture and equipment expenses	1,681	2,045	3,427	4,075
Professional fees	973	1,607	3,031	3,114
Amortization of intangible assets	2,669	2,951	5,398	5,962
Interchange expense	1,870	1,487	3,723	3,032
FDIC insurance	1,506	1,153	3,008	2,226
Other expense	10,205	11,644	19,987	23,455
Total noninterest expense	69,205	69,092	139,608	139,468

Income before income taxes	36,850	36,202	83,199	71,907
Income taxes	7,486	6,378	17,049	13,644
Net income	$29,364	$29,824	$66,150	$58,263

Basic earnings per common share	$0.53	$0.54	$1.19	$1.05
Diluted earnings per common share	$0.52	$0.53	$1.18	$1.04
Dividends declared per share of common stock	$0.24	$0.23	$0.48	$0.46
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$29,364	$29,824	$66,150	$58,263
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $4,731, $27,162, $(4,018), and $56,888, respectively	(11,866)	(68,126)	10,078	(142,682)
Net unrealized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $0, $0, $0, and $13,812, respectively	—	—	—	(34,644)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(51), $(1), $(50), and $29, respectively	127	3	124	(73)
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(443), $(629), $(926), and $(881), respectively	1,113	1,578	2,323	2,209
Net change in unrealized/unrecognized gains (losses) on debt securities	(10,626)	(66,545)	12,525	(175,190)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $2,406, $2,612, $1,192, and $4,543, respectively	(6,036)	(6,550)	(2,986)	(11,395)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(608), $160, $(1,124), and $303, respectively	1,525	(407)	2,818	(764)
Net change in unrealized gains (losses) on cash flow hedges	(4,511)	(6,957)	(168)	(12,159)
Net change in AOCI	(15,137)	(73,502)	12,357	(187,349)
Total comprehensive income (loss)	$14,227	$(43,678)	$78,507	$(129,086)
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2023	55,294,455	$58	$1,322,407	$191,924	$(245,784)	$(70,047)	$1,198,558
Net income	—	—	—	29,364	—	—	29,364
OCI, net of tax	—	—	—	—	(15,137)	—	(15,137)
Repurchase of stock	(20,000)	—	—	—	—	(397)	(397)
Issuance of treasury stock for ESPP	10,234	—	(88)	—	—	263	175
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	6,158	—	(159)	—	—	159	—
Cash dividends on common stock at $0.24 per share	—	—	—	(13,271)	—	—	(13,271)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	357	(357)	—	—	—
Stock-based compensation	—	—	2,656	—	—	—	2,656
Balance, June 30, 2023	55,290,847	$58	$1,325,173	$207,660	$(260,921)	$(70,022)	$1,201,948

	Six Months Ended June 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	66,150	—	—	66,150
OCI, net of tax	—	—	—	—	12,357	—	12,357
Repurchase of stock	(45,000)	—	—	—	—	(931)	(931)
Issuance of treasury stock for ESPP	40,594	—	(345)	—	—	1,045	700
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	15,135	—	(490)	—	—	390	(100)
Net issuance of treasury stock for warrants exercised	994		(17)			26	9
Cash dividends on common stock at $0.48 per share	—	—	—	(26,539)	—	—	(26,539)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	720	(720)	—	—	—
Stock-based compensation	—	—	4,325	—	—	—	4,325
Balance, June 30, 2023	55,290,847	$58	$1,325,173	$207,660	$(260,921)	$(70,022)	$1,201,948
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2022	55,278,785	$58	$1,318,701	$107,890	$(137,605)	$(71,019)	$1,218,025
Net income	—	—	—	29,824	—	—	29,824
OCI, net of tax	—	—	—	—	(73,502)	—	(73,502)
Repurchase of stock	(70,000)	—	—	—	—	(1,604)	(1,604)
Issuance of treasury stock for ESPP	13,900	—	(88)	—	—	358	270
Net issuance of treasury stock for RSU/DSU vesting and related tax	113,018		(3,590)	—	—	2,911	(679)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,713)	—	—	(12,713)
Stock dividend equivalents on RSUs/DSUs at $0.23 per share	—	—	316	(316)	—	—	—
Stock-based compensation	—	—	2,336	—	—	—	2,336
Balance, June 30, 2022	55,335,703	$58	$1,317,675	$124,685	$(211,107)	$(69,354)	$1,161,957

	Six Months Ended June 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	58,263	—	—	58,263
OCI, net of tax	—	—	—	—	(187,349)	—	(187,349)
Repurchase of stock	(258,614)	—	—	—	—	(6,824)	(6,824)
Issuance of treasury stock for ESPP	39,040	—	(194)	—	—	1,005	811
Net issuance of treasury stock for RSU/DSU vesting and related tax	120,367	—	(3,949)	—	—	3,100	(849)
Cash dividends on common stock at $0.46 per share	—	—	—	(25,452)	—	—	(25,452)
Stock dividend equivalents on RSUs/DSUs at $0.46 per share	—	—	589	(589)	—	—	—
Stock-based compensation	—	—	4,245	—	—	—	4,245
Balance, June 30, 2022	55,335,703	$58	$1,317,675	$124,685	$(211,107)	$(69,354)	$1,161,957
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities
Net income	$66,150	$58,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,580	1,400
Amortization of intangible assets	5,398	5,962
Amortization of mortgage servicing rights	1,472	1,901
Amortization of NMTC	4,480	3,003
Depreciation and amortization of premises and equipment	4,694	5,438
Net amortization (accretion) on portfolio loans	3,653	1,140
Net amortization (accretion) of premium (discount) on investment securities	8,011	11,069
Net amortization (accretion) of premium (discount) on time deposits	(156)	(227)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	506	577
Impairment of OREO and other repossessed assets	113	611
Impairment of fixed assets held for sale	—	100
Impairment of mortgage servicing rights	—	(9)
Impairment of leases	—	84
Unrealized (gains) losses recognized on equity securities, net	2,501	2,454
(Gain) loss on sales of equity securities, net	—	(24)
(Gain) loss on sales of debt securities, net	174	(102)
(Gain) loss on sales of loans, net	(394)	(1,451)
(Gain) loss on sales of OREO	4	39
(Gain) loss on sales of premises and equipment	(179)	(679)
(Gain) loss on life insurance proceeds	(759)	—
(Increase) decrease in cash surrender value of bank owned life insurance	(1,922)	(1,758)
Provision for deferred income taxes	(2,725)	(2)
Stock-based compensation	4,325	4,245
Mortgage loans originated for sale	(18,116)	(47,305)
Proceeds from sales of mortgage loans	18,208	67,586
(Increase) decrease in other assets	(6,326)	(30,313)
Increase (decrease) in other liabilities	(5,543)	(8,320)
Net cash provided by (used in) operating activities	85,149	73,682

Cash flows provided by (used in) investing activities
Purchases of equity securities	(14)	(5,948)
Purchases of debt securities available for sale	(7,796)	(279,831)
Proceeds from sales of equity securities	14	6,546
Proceeds from paydowns and maturities of debt securities held to maturity	25,898	33,894
Proceeds from paydowns and maturities of debt securities available for sale	192,987	273,524
Purchases of FHLB and other bank stock	(30,957)	—
Proceeds from the redemption of FHLB and other bank stock	30,659	—
Net (increase) decrease in loans	(84,900)	(310,582)
Cash paid for premiums on bank-owned life insurance	(76)	(96)
Proceeds from life insurance	2,292	219
Purchases of premises and equipment	(4,523)	(2,672)
Proceeds from disposition of premises and equipment	3,863	3,068
Proceeds from sales of OREO	780	2,469
Net cash provided by (used in) investing activities	128,227	(279,409)
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(8,369)	$(371,122)
Net change in federal funds purchased and securities sold under agreements to repurchase	(26,853)	(41,756)
Proceeds from FHLB advances	265,000	—
Repayment of FHLB advances	(404,054)	(5,336)
Proceeds from other borrowings, net of debt issuance costs	—	98,094
Repayment of other borrowings	(6,000)	(46,000)
Cash dividends paid	(26,539)	(25,452)
Purchase of treasury stock	(931)	(6,824)
Cash paid for withholding taxes on stock-based payments	(100)	(849)
Proceeds from stock warrants exercised	9	—
Issuance of treasury stock for ESPP	—	(271)
Net cash provided by (used in) financing activities	(207,837)	(399,516)

Net increase (decrease) in cash and cash equivalents	$5,539	$(605,243)
Cash and cash equivalents, beginning of period	227,164	836,095
Cash and cash equivalents, ending of period	$232,703	$230,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$55,665	$13,452
Income taxes	22,060	20,366

Non-cash investing and financing activities:
OREO acquired in settlement of loans	116	132
Transfer of debt securities available for sale to held to maturity	—	985,199
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Significant Accounting Policies
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is a $12.2 billion financial holding company headquartered in Champaign, Illinois. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
First Busey operates and reports its business in three segments: Banking, FirsTech, and Wealth Management.
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
For additional information about First Busey's operating segments, see “Note 14. Operating Segments and Related Information.”
Basis of Financial Statement Presentation
These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in Busey's 2022 Annual Report. These interim unaudited consolidated financial statements serve to update our 2022 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.
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
Use of Estimates
In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, Busey’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of debt securities available for sale, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impact of Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the TDR accounting model for creditors that have already adopted CECL. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20-35-9 through 35-11 “Receivables—Nonrefundable Fees and Other Costs—Subsequent Measurement—Loan Refinancing or Restructuring” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. This standard applies prospectively. For the transition method related to the recognition and measurement of TDRs, there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This standard became effective for Busey beginning January 1, 2023. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
In March 2022, the FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method,” which replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. This update also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This standard became effective for Busey beginning January 1, 2023. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination. This update became effective for Busey beginning January 1, 2023. This standard applies prospectively to all business combinations that occur on or after the date it is adopted. Adoption of this standard did not have an impact on Busey’s financial position or results of operations.
Recently Issued Accounting Standards Not Yet Adopted
In March 2023, the FASB issued ASU 2023-02 “Investments—Equity Method and Joint Ventures (Topic 323),” permitting an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. This standard must be applied on a retrospective or modified retrospective basis, and is applicable for Busey beginning on January 1, 2024. Early adoption is permitted. Busey is currently evaluating the potential effect on the Company’s financial position and results of operations, and upon adoption expects changes to be reflected in the Other Expense and Income Taxes line items in the Consolidated Statements of Income.
In March 2023, the FASB issued ASU 2023-01 “Leases (Topic 842): Common Control Arrangements,” which requires amortization over the useful life of leasehold improvements (not the lease term) when the lease is between entities under common control, and any value of such leasehold improvements remaining at the end of the lease term is to be accounted for as a transfer between entities under common control. This standard may be adopted either prospectively, or retrospectively, and is effective for Busey beginning January 1, 2024. Early adoption is permitted. Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the FASB issued ASU 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual restrictions on the sale of equity securities are not considered in measuring the fair value of those equity securities, and further that contractual sale restrictions cannot be recognized and measured as a separate unit of account. This standard applies prospectively, and is effective for Busey beginning January 1, 2024. Early adoption is permitted. Busey is currently evaluating the potential effect on the Company’s financial position and results of operations.
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant subsequent events for the quarter ended June 30, 2023, through the filing date of these unaudited consolidated financial statements.
Note 2: Debt Securities
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$61,995	$—	$(2,065)	$59,930
Obligations of U.S. government corporations and agencies	11,391	2	(281)	11,112
Obligations of states and political subdivisions[1]	262,306	71	(22,622)	239,755
Asset-backed securities[1]	487,190	—	(13,108)	474,082
Commercial mortgage-backed securities	120,596	—	(16,833)	103,763
Residential mortgage-backed securities	1,384,992	2	(218,301)	1,166,693
Corporate debt securities	252,168	104	(23,759)	228,513
Total debt securities available for sale	$2,580,638	$179	$(296,969)	$2,283,848
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$463,895	$—	$(75,806)	$388,089
Residential mortgage-backed securities	430,207	—	(71,794)	358,413
Total debt securities held to maturity	$894,102	$—	$(147,600)	$746,502

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$117,805	$—	$(3,744)	$114,061
Obligations of U.S. government corporations and agencies	20,097	3	(321)	19,779
Obligations of states and political subdivisions	283,481	106	(26,075)	257,512
Asset-backed securities	489,558	—	(19,683)	469,875
Commercial mortgage-backed securities	124,423	—	(16,029)	108,394
Residential mortgage-backed securities	1,463,971	2	(220,717)	1,243,256
Corporate debt securities	273,118	33	(24,635)	248,516
Total debt securities available for sale	$2,772,453	$144	$(311,204)	$2,461,393

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$474,820	$—	$(63,738)	$411,082
Residential mortgage-backed securities	443,492	—	(69,279)	374,213
Total debt securities held to maturity	$918,312	$—	$(133,017)	$785,295
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

	As of June 30, 2023
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$97,674	$95,155
Due after one year through five years	341,606	318,067
Due after five years through ten years	368,196	333,186
Due after ten years	1,773,162	1,537,440
Debt securities available for sale	$2,580,638	$2,283,848

Debt securities held to maturity
Due after one year through five years	$63,693	$58,693
Due after five years through ten years	40,943	36,482
Due after ten years	789,466	651,327
Debt securities held to maturity	$894,102	$746,502

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized gains and losses on debt securities
Gross gains on debt securities	$—	$1	$10	$114
Gross (losses) on debt securities	(178)	(5)	(184)	(12)
Realized net gains (losses) on debt securities[1]	$(178)	$(4)	$(174)	$102
___________________________________________
1.Net gains (losses) on sales of securities reported in the unaudited Consolidated Statements of Income include sales of equity securities, excluded in this table.
Debt securities with carrying amounts of $823.6 million on June 30, 2023, and $746.7 million on December 31, 2022, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$1,168	$(28)	$58,762	$(2,037)	$59,930	$(2,065)
Obligations of U.S. government corporations and agencies	4,146	(98)	6,821	(183)	10,967	(281)
Obligations of states and political subdivisions	84,821	(1,112)	142,226	(21,510)	227,047	(22,622)
Asset-backed securities	—	—	473,897	(13,108)	473,897	(13,108)
Commercial mortgage-backed securities	—	—	103,763	(16,833)	103,763	(16,833)
Residential mortgage-backed securities	30,250	(1,650)	1,136,283	(216,651)	1,166,533	(218,301)
Corporate debt securities	11,453	(962)	211,467	(22,797)	222,920	(23,759)
Debt securities available for sale with gross unrealized losses	$131,838	$(3,850)	$2,133,219	$(293,119)	$2,265,057	$(296,969)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$—	$—	$388,089	$(75,806)	$388,089	$(75,806)
Residential mortgage-backed securities	—	—	358,413	(71,794)	358,413	(71,794)
Debt securities held to maturity with gross unrecognized losses	$—	$—	$746,502	$(147,600)	$746,502	$(147,600)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities[1]	$74	$—	$113,987	$(3,744)	$114,061	$(3,744)
Obligations of U.S. government corporations and agencies	19,603	(321)	—	—	19,603	(321)
Obligations of states and political subdivisions	166,147	(10,059)	75,217	(16,016)	241,364	(26,075)
Asset-backed securities	390,164	(15,648)	79,711	(4,035)	469,875	(19,683)
Commercial mortgage-backed securities	89,428	(12,623)	18,966	(3,406)	108,394	(16,029)
Residential mortgage-backed securities	366,221	(38,111)	876,668	(182,606)	1,242,889	(220,717)
Corporate debt securities	39,037	(5,079)	204,310	(19,556)	243,347	(24,635)
Debt securities available for sale with gross unrealized losses	$1,070,674	$(81,841)	$1,368,859	$(229,363)	$2,439,533	$(311,204)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$58,065	$(8,009)	$353,017	$(55,729)	$411,082	$(63,738)
Residential mortgage-backed securities	—	—	374,213	(69,279)	374,213	(69,279)
Debt securities held to maturity with gross unrecognized losses	$58,065	$(8,009)	$727,230	$(125,008)	$785,295	$(133,017)
___________________________________________
1.Unrealized losses for U.S. Treasury securities that had been in a continuous unrealized loss position for less than 12 months were insignificant, rounding to zero thousand.
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of June 30, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,265,057	$746,502	$3,011,559
Gross unrealized or unrecognized losses on debt securities	296,969	147,600	444,569
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.1%	19.8%	14.8%

Count of debt securities	1,027	55	1,082
Count of debt securities in an unrealized or unrecognized loss position	986	55	1,041

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,439,533	$785,295	$3,224,828
Gross unrealized or unrecognized losses on debt securities	311,204	133,017	444,221
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.8%	16.9%	13.8%

Count of debt securities	1,091	55	1,146
Count of debt securities in an unrealized or unrecognized loss position	1,032	55	1,087
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. As of June 30, 2023, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.
Note 3: Portfolio Loans
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Lending is further classified into five primary areas of loans: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. Distributions of the loan portfolio by loan category and class is presented in the following table (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Commercial loans
Commercial	$1,899,718	$1,974,154
Commercial real estate	3,361,308	3,261,873
Real estate construction	532,400	530,469
Total commercial loans	5,793,426	5,766,496
Retail loans
Retail real estate	1,703,057	1,657,082
Retail other	308,801	302,124
Total retail loans	2,011,858	1,959,206

Total portfolio loans	7,805,284	7,725,702
ACL	(91,639)	(91,608)
Portfolio loans, net	$7,713,645	$7,634,094
Net deferred loan origination costs included in the balances above were $13.4 million as of June 30, 2023, compared to $14.0 million as of December 31, 2022. Net accretable purchase accounting adjustments included in the balances above reduced loans by $5.1 million as of June 30, 2023, and $5.9 million as of December 31, 2022. Commercial balances include loans originated under the PPP with an amortized cost of $0.7 million as of June 30, 2023, and $0.8 million as of December 31, 2022.
Busey did not purchase any retail real estate loans during the three or six months ended June 30, 2023, or 2022.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pledged Loans
Busey had loans pledged to the FHLB and Federal Reserve for liquidity as set forth in the table below (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Pledged loans
FHLB	$4,817,800	$5,095,448
Federal Reserve Bank	793,823	804,718
Total pledged loans	$5,611,623	$5,900,166
Risk Grading
Busey utilizes a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a summary of risk grades segregated by category and class of portfolio loans (dollars in thousands):

	As of June 30, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,552,632	$267,583	$30,528	$42,812	$6,163	$1,899,718
Commercial real estate	2,954,169	341,825	44,247	16,001	5,066	3,361,308
Real estate construction	515,598	11,423	—	5,379	—	532,400
Total commercial loans	5,022,399	620,831	74,775	64,192	11,229	5,793,426
Retail loans
Retail real estate	1,686,591	10,162	497	1,897	3,910	1,703,057
Retail other	308,731	—	—	—	70	308,801
Total retail loans	1,995,322	10,162	497	1,897	3,980	2,011,858
Total portfolio loans	$7,017,721	$630,993	$75,272	$66,089	$15,209	$7,805,284

	As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,668,495	$201,758	$46,540	$51,187	$6,174	$1,974,154
Commercial real estate	2,851,709	326,455	43,526	34,539	5,644	3,261,873
Real estate construction	502,904	25,164	1	2,400	—	530,469
Total commercial loans	5,023,108	553,377	90,067	88,126	11,818	5,766,496
Retail loans
Retail real estate	1,639,599	10,520	1,338	2,529	3,096	1,657,082
Retail other	301,971	—	—	—	153	302,124
Total retail loans	1,941,570	10,520	1,338	2,529	3,249	1,959,206
Total portfolio loans	$6,964,678	$563,897	$91,405	$90,655	$15,067	$7,725,702
Risk grades of portfolio loans and net charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Six Months Ended June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
Commercial
Pass	$238,885	$258,601	$210,737	$84,565	$52,048	$189,011	$518,785	$1,552,632
Watch	53,019	66,345	45,506	23,440	6,017	15,102	58,154	267,583
Special Mention	1,081	1,166	786	1,175	2,362	7,047	16,911	30,528
Substandard	5,664	1,056	1,182	490	4,168	5,053	25,199	42,812
Substandard non-accrual	1,050	—	2,797	184	132	—	2,000	6,163
Total commercial	299,699	327,168	261,008	109,854	64,727	216,213	621,049	1,899,718
Current period charge-offs	—	—	420	—	16	539	—	975

Commercial real estate
Pass	275,324	862,753	800,484	412,069	290,406	296,497	16,636	2,954,169
Watch	64,094	41,392	64,833	36,255	79,265	50,306	5,680	341,825
Special Mention	6,507	1,631	14,350	14,527	3,393	3,839	—	44,247
Substandard	4,363	198	1,969	3,036	1,827	4,558	50	16,001
Substandard non-accrual	225	1,174	3,074	28	—	565	—	5,066
Total commercial real estate	350,513	907,148	884,710	465,915	374,891	355,765	22,366	3,361,308
Current period charge-offs	—	—	—	—	137	936	—	1,073

Real estate construction
Pass	112,757	183,359	131,457	55,596	1,407	2,978	28,044	515,598
Watch	860	3,879	3,329	3,311	44	—	—	11,423
Substandard	5,379	—	—	—	—	—	—	5,379
Total real estate construction	118,996	187,238	134,786	58,907	1,451	2,978	28,044	532,400
Current period charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	143,072	391,593	429,040	166,221	73,904	289,770	192,991	1,686,591
Watch	529	2,764	2,915	990	597	865	1,502	10,162
Special Mention	54	56	—	—	—	387	—	497
Substandard	123	74	297	58	82	1,022	241	1,897
Substandard non-accrual	—	368	377	98	103	2,215	749	3,910
Total retail real estate	143,778	394,855	432,629	167,367	74,686	294,259	195,483	1,703,057
Current period charge-offs	—	5	—	29	—	74	—	108

Retail other
Pass	62,466	113,226	28,921	9,702	8,400	2,634	83,382	308,731
Substandard non-accrual	—	63	—	3	3	1	—	70
Total retail other	62,466	113,289	28,921	9,705	8,403	2,635	83,382	308,801
Current period charge-offs	2	64	137	1	—	168	—	372

Total portfolio loans	$975,452	$1,929,698	$1,742,054	$811,748	$524,158	$871,850	$950,324	$7,805,284
Total current period charge-offs	$2	$69	$557	$30	$153	$1,717	$—	$2,528

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior
Commercial
Pass	$479,893	$266,122	$136,445	$52,046	$50,764	$135,000	$548,225	$1,668,495
Watch	54,195	49,382	3,288	7,201	1,258	2,160	84,274	201,758
Special Mention	1,958	937	1,642	974	1,000	17,024	23,005	46,540
Substandard	8,926	1,165	570	6,671	2,382	5,191	26,282	51,187
Substandard non-accrual	21	3,292	226	135	—	100	2,400	6,174
Total commercial	544,993	320,898	142,171	67,027	55,404	159,475	684,186	1,974,154

Commercial real estate
Pass	883,688	819,133	478,452	297,525	161,409	198,419	13,083	2,851,709
Watch	77,346	56,113	64,282	96,664	21,592	5,758	4,700	326,455
Special Mention	11,943	5,389	12,386	1,420	6,917	5,471	—	43,526
Substandard	5,340	13,528	3,454	1,907	10,248	62	—	34,539
Substandard non-accrual	—	3,959	33	—	1,647	5	—	5,644
Total commercial real estate	978,317	898,122	558,607	397,516	201,813	209,715	17,783	3,261,873

Real estate construction
Pass	219,112	191,724	68,015	1,490	1,901	1,751	18,911	502,904
Watch	8,530	12,019	3,169	48	—	1,398	—	25,164
Special Mention	—	—	—	1	—	—	—	1
Substandard	2,400	—	—	—	—	—	—	2,400
Total real estate construction	230,042	203,743	71,184	1,539	1,901	3,149	18,911	530,469

Retail real estate
Pass	396,547	456,158	175,148	77,569	56,887	267,387	209,903	1,639,599
Watch	2,928	2,991	1,846	1,444	1,063	27	221	10,520
Special Mention	945	—	—	—	—	393	—	1,338
Substandard	77	732	198	81	141	1,293	7	2,529
Substandard non-accrual	10	191	107	32	390	1,708	658	3,096
Total retail real estate	400,507	460,072	177,299	79,126	58,481	270,808	210,789	1,657,082

Retail other
Pass	134,567	43,512	13,141	13,086	5,646	991	91,028	301,971
Substandard non-accrual	14	134	3	—	—	2	—	153
Total retail other	134,581	43,646	13,144	13,086	5,646	993	91,028	302,124

Total portfolio loans	$2,288,440	$1,926,481	$962,405	$558,294	$323,245	$644,140	$1,022,697	$7,725,702

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of June 30, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$53	$—	$—	$6,163
Commercial real estate	610	—	18	5,066
Past due and non-accrual commercial loans	663	—	18	11,229
Retail loans:
Retail real estate	2,736	1,424	551	3,910
Retail other	276	70	—	70
Past due and non-accrual retail loans	3,012	1,494	551	3,980
Total past due and non-accrual loans	$3,675	$1,494	$569	$15,209

	As of December 31, 2022
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$2	$—	$—	$6,174
Commercial real estate	124	—	—	5,644
Past due and non-accrual commercial loans	126	—	—	11,818
Retail loans:
Retail real estate	4,709	1,239	673	3,096
Retail other	414	60	—	153
Past due and non-accrual retail loans	5,123	1,299	673	3,249
Total past due and non-accrual loans	$5,249	$1,299	$673	$15,067
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2023. Interest collected on these loans and recognized on a cash basis was insignificant for the three months ended June 30, 2022, and was $0.4 million for the six months ended June 30, 2022.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modification Disclosures Pursuant to ASU 2022-02
The followings table show the amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

	Three Months Ended June 30, 2023
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable
Loan class:
Commercial	$—	—%	$2,717	0.1%
Commercial real estate	225	—%	3,031	0.1%
Real estate construction	—	—%	5,379	1.0%
Total of loans modified during the period[4]	$225	—%	$11,127	0.1%

	Six Months Ended June 30, 2023
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable
Loan class:
Commercial	$—	—%	$16,594	0.9%
Commercial real estate	225	—%	4,586	0.1%
Real estate construction	—	—%	5,379	1.0%
Total of loans modified during the period[4]	$225	—%	$26,559	0.3%
___________________________________________
1.A loan with payment deferral was modified to defer all principal payments until the end of the loan term, which was shortened.
2.Loans with payment deferrals represent an insignificant portion of commercial loans and total loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.Modifications include two loans on non-accrual status, one on special mention status, and the remaining loans were classified as substandard.
The following table summarizes the effects of loan modifications made during the periods indicated, for borrowers experiencing financial difficulty:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Weighted Average Term Extension	Weighted Average Term Extension
Loan class:
Commercial	11.5 months	11.4 months
Commercial real estate	6.0 months	8.2 months
Real estate construction	12.0 months	12.0 months
Total financial effect	10.3 months	11.0 months
The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default for borrowers experiencing financial difficulty (dollars in thousands). A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three and Six Months Ended June 30, 2023
	Payment Deferral	Term Extension
Loan class:
Commercial	$—	$958
Commercial real estate	225	—
Amortized cost of modified loans with subsequent defaults	$225	$958
Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the payment performance of loans modified on or after January 1, 2023, the date we adopted ASU 2022-02 (dollars in thousands):

	As of June 30, 2023
	Current	30-89 Days	90+ Days	Non-accrual
Loan class:
Commercial	$15,636	$—	$—	$958
Commercial real estate	4,586	—	—	225
Real estate construction	5,379	—	—	—
Amortized cost of modified loans	$25,601	$—	$—	$1,183
TDR Disclosures Prior to the Adoption of ASU 2022-02
At December 31, 2022, performing TDR’s were $3.0 million and non-performing TDR’s were $0.5 million.
One loan was newly designated as a TDR during the three and six months ended June 30, 2022. There were no TDRs entered into during the 12 months ended June 30, 2022, that had subsequent defaults during the three or six months ended June 30, 2022. Gross interest income that would have been recorded in the three and six months ended June 30, 2022, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had $13.6 million and $14.0 million of collateral dependent loans secured by real estate or business assets as of June 30, 2023, and December 31, 2022, respectively.
Foreclosures
As of June 30, 2023, Busey had $1.1 million of residential real estate in the process of foreclosure. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Evaluated Individually
Busey evaluates loans with disparate risk characteristics on an individual basis. The following tables provide details of loans evaluated individually, segregated by loan category and class. The unpaid principal balance represents customer outstanding contractual principal balances excluding any partial charge-offs. Recorded investment represents the amortized cost of customer balances net of any partial charge-offs recognized on the loan. Average recorded investment is calculated using the most recent four quarters (dollars in thousands):

	As of June 30, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$9,583	$90	$5,938	$6,028	$2,582	$6,362
Commercial real estate	7,536	4,909	—	4,909	—	5,789
Real estate construction	—	—	—	—	—	153
Commercial loans evaluated individually	17,119	4,999	5,938	10,937	2,582	12,304
Retail loans:
Retail real estate	213	60	25	85	25	1,608
Retail loans evaluated individually	213	60	25	85	25	1,608
Total loans evaluated individually	$17,332	$5,059	$5,963	$11,022	$2,607	$13,912

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$9,589	$656	$5,918	$6,574	$2,476	$6,761
Commercial real estate	8,039	2,334	3,903	6,237	2,000	5,219
Real estate construction	247	247	—	247	—	260
Commercial loans evaluated individually	17,875	3,237	9,821	13,058	4,476	12,240
Retail loans:
Retail real estate	2,733	2,564	25	2,589	25	2,311
Retail loans evaluated individually	2,733	2,564	25	2,589	25	2,311
Total loans evaluated individually	$20,608	$5,801	$9,846	$15,647	$4,501	$14,551
Allowance for Credit Losses
Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of Busey’s historical loss experience beginning in 2010. Due to the continued economic uncertainty in the markets in which the Company operates, Busey will continue to utilize a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period in its ACL estimate. PPP loans were excluded from the ACL calculation as they are 100% government guaranteed.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL attributable to each loan category. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended June 30, 2023
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2023	$24,276	$34,421	$5,159	$24,255	$3,616	$91,727
Provision for credit losses	690	(392)	(179)	353	155	627
Charged-off	(575)	(534)	—	(103)	(135)	(1,347)
Recoveries	119	161	91	170	91	632
ACL balance, June 30, 2023	$24,510	$33,656	$5,071	$24,675	$3,727	$91,639

	Six Months Ended June 30, 2023
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for credit losses	1,385	(3,751)	(1,508)	6,301	(847)	1,580
Charged-off	(975)	(1,073)	—	(108)	(372)	(2,528)
Recoveries	240	181	122	289	147	979
ACL balance, June 30, 2023	$24,510	$33,656	$5,071	$24,675	$3,727	$91,639

	Three Months Ended June 30, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2022	$24,173	$37,339	$5,705	$17,555	$3,441	$88,213
Provision for credit losses	(743)	1,028	(63)	312	1,119	1,653
Charged-off	(208)	(1,372)	—	(17)	(82)	(1,679)
Recoveries	137	187	27	134	85	570
ACL balance, June 30, 2022	$23,359	$37,182	$5,669	$17,984	$4,563	$88,757

	Six Months Ended June 30, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2021	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	(492)	(190)	447	142	1,493	1,400
Charged-off	(208)	(1,372)	—	(33)	(191)	(1,804)
Recoveries	204	495	120	286	169	1,274
ACL balance, June 30, 2022	$23,359	$37,182	$5,669	$17,984	$4,563	$88,757

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the ACL and amortized cost of portfolio loans by loan category and class (dollars in thousands):

	As of June 30, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,893,690	$6,028	$1,899,718	$21,928	$2,582	$24,510
Commercial real estate	3,356,399	4,909	3,361,308	33,656	—	33,656
Real estate construction	532,400	—	532,400	5,071	—	5,071
Commercial loans and related ACL	5,782,489	10,937	5,793,426	60,655	2,582	63,237
Retail loans:
Retail real estate	1,702,972	85	1,703,057	24,650	25	24,675
Retail other	308,801	—	308,801	3,727	—	3,727
Retail loans and related ACL	2,011,773	85	2,011,858	28,377	25	28,402
Portfolio loans and related ACL	$7,794,262	$11,022	$7,805,284	$89,032	$2,607	$91,639

	As of December 31, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,967,580	$6,574	$1,974,154	$21,384	$2,476	$23,860
Commercial real estate	3,255,636	6,237	3,261,873	36,299	2,000	38,299
Real estate construction	530,222	247	530,469	6,457	—	6,457
Commercial loans and related ACL	5,753,438	13,058	5,766,496	64,140	4,476	68,616
Retail loans:
Retail real estate	1,654,493	2,589	1,657,082	18,168	25	18,193
Retail other	302,124	—	302,124	4,799	—	4,799
Retail loans and related ACL	1,956,617	2,589	1,959,206	22,967	25	22,992
Portfolio loans and related ACL	$7,710,055	$15,647	$7,725,702	$87,107	$4,501	$91,608

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4: Leases
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances reported in our Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Lease balances
Right of use assets	$11,806	$12,829
Lease liabilities	12,059	12,995

Supplemental information
Year through which lease terms extend	2037	2037
Weighted average remaining lease term, in years	8.71	8.90
Weighted average discount rate	3.51%	3.45%
The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease costs
Operating lease costs	$593	$582	$1,221	$1,199
Variable lease costs	13	94	18	222
Short-term lease costs	16	6	22	10
Total lease cost[1]	$622	$682	$1,261	$1,431

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$564	$738	$1,134	$1,369
Operating lease cash flows – Liability reduction	461	692	940	1,277
Right of use assets obtained during the period in exchange for operating lease liabilities	5	—	9	55
___________________________________________
1.Lease costs are included in net occupancy and equipment expense in the Consolidated Statements of Income.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey was obligated under noncancelable operating leases for office space and other commitments, as follows (dollars in thousands):

As of June 30, 2023
Rent commitments
Remainder of 2023	$1,089
2024	1,935
2025	1,716
2026	1,442
2027	1,276
2028	1,255
Thereafter	5,476
Total undiscounted cash flows	14,189
Less: Amounts representing interest	2,130
Present value of net future minimum lease payments	$12,059
Busey as the Lessor
Busey occasionally leases parking lots and office space to outside parties. Revenues recorded in connection with these leases and reported in Other income on our unaudited Consolidated Statements of Income are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income	$183	$143	$374	$373
Note 5: Deposits
The composition of Busey’s deposits is as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Deposits
Noninterest-bearing demand deposits	$3,086,885	$3,393,666
Interest-bearing transaction deposits	2,725,297	2,857,818
Saving deposits and money market deposits	2,778,958	2,964,421
Time deposits	1,471,615	855,375
Total deposits	$10,062,755	$10,071,280

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about Busey’s deposits follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Brokered savings deposits and money market deposits	$6,055	$1,303
Brokered time deposits	280	275
Aggregate amount of time deposits with a minimum denomination of $100,000	857,309	416,445
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	297,967	120,377
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of June 30, 2023
Time deposits by schedule of maturities
Remainder of 2023	$405,424
2024	982,225
2025	45,768
2026	18,196
2027	13,130
2028	6,328
Thereafter	544
Time deposits	$1,471,615
Note 6: Borrowings
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by Busey’s safekeeping agent. Busey may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase were as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$202,953	$229,806
Weighted average rate for securities sold under agreements to repurchase	2.64%	1.91%
Term Loan
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to (i) a $40.0 million revolving line of credit with a termination date of April 30, 2022, and (ii) a $60.0 million term loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. On April 30, 2023, the agreement was further amended to extend the term for the revolving line of credit to April 30, 2024.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. As of June 30, 2023, there was no balance outstanding on the revolving credit facility and a total of $36.0 million outstanding on the term loan, of which $12.0 million was short-term and $24.0 million was long-term. The revolving credit facility incurs a non-usage fee based on any undrawn amounts. Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.
Short-term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$200,000	$339,054
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$212,000	$351,054
Funds borrowed from the FHLB, listed above, consisted of one note with an interest rate of 5.17% and a maturity period of four days as of June 30, 2023, and four notes with a weighted average interest rate of 4.28% and a weighted average maturity period of five days as of December 31, 2022.
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2023, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of June 30, 2023, or December 31, 2022.
Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Long-term debt
Term Loan	$24,000	$30,000
Senior and Subordinated Notes
On June 1, 2020, Busey issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for Busey, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. Interest on the subordinated notes is payable semi-annually on each June 1 and December 1 during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On June 2, 2022, Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes accrues at a rate equal to (i) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 basis points from and including, June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 15, 2027.
Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Unamortized debt issuance costs
Subordinated notes issued in 2020	$981	$1,220
Subordinated notes issued in 2022	1,565	1,742
Total unamortized debt issuance costs	$2,546	$2,962
Note 7: Regulatory Capital
First Busey Corporation and Busey Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on Busey's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of June 30, 2023, and December 31, 2022, all capital ratios of First Busey Corporation and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2023, that would change this designation.
Current Expected Credit Loss Model
On August 26, 2020, the FDIC and other federal banking agencies adopted a final rule which provided banking organizations that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. Under this final rule, because the Company has elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, arising from the adoption of CECL, was deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. On January 1, 2022, at the conclusion of the two-year period, the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey Corporation and Busey Bank (dollars in thousands):

	As of June 30, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,124,480	12.35%	$409,646	4.50%	$591,712	6.50%
Busey Bank	$1,338,375	14.76%	$408,157	4.50%	$589,560	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,198,480	13.17%	$546,195	6.00%	$728,260	8.00%
Busey Bank	$1,338,375	14.76%	$544,209	6.00%	$725,612	8.00%

Total capital to risk weighted assets
First Busey	$1,507,454	16.56%	$728,260	8.00%	$910,325	10.00%
Busey Bank	$1,422,349	15.68%	$725,612	8.00%	$907,015	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,198,480	9.93%	$482,935	4.00%	N/A	N/A
Busey Bank	$1,338,375	11.12%	$481,612	4.00%	$602,015	5.00%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,081,686	11.96%	$406,980	4.50%	$587,861	6.50%
Busey Bank	$1,306,716	14.49%	$405,736	4.50%	$586,063	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,155,686	12.78%	$542,640	6.00%	$723,521	8.00%
Busey Bank	$1,306,716	14.49%	$540,981	6.00%	$721,308	8.00%

Total capital to risk weighted assets
First Busey	$1,457,994	16.12%	$723,521	8.00%	$904,401	10.00%
Busey Bank	$1,384,024	15.35%	$721,308	8.00%	$901,635	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,155,686	9.45%	$489,124	4.00%	N/A	N/A
Busey Bank	$1,306,716	10.72%	$487,541	4.00%	$609,426	5.00%
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
Note 8: Stock-Based Compensation
Stock Options
Busey has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the six months ended June 30, 2023, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Options outstanding at December 31, 2022	26,106	$23.53	3.88
Forfeited	(4,180)	23.53
Options outstanding at June 30, 2023	21,926	23.53	3.38

Options exercisable at June 30, 2023	21,926	23.53	3.38

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amended 2020 Equity Plan
The 2020 Equity Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan can be found in Busey’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The Amended 2020 Equity Plan was approved by stockholders at the 2023 Annual Meeting of Stockholders. The terms of the Amended 2020 Equity Plan are substantially identical to those of the stockholder approved 2020 Equity Plan, other than an increase of 1,350,000 in the number of shares authorized for issuance under the plan. More information can be found in Busey’s Proxy Statement for the 2023 Annual Meeting of Stockholders filed on April 14, 2023.
Under the terms of the 2020 Equity Plan, Busey has granted RSU, PSU, and DSU awards. Upon vesting and delivery, shares are expected (though not required) to be issued from treasury. There were 1,536,783 shares available for issuance under the Amended 2020 Equity Plan as of June 30, 2023.
RSU Awards
Busey grants RSUs to members of management periodically throughout the year. Each RSU is equivalent to one share of Busey’s common stock. These units have requisite service periods ranging from one year to five years, subject to accelerated vesting upon eligible retirement from the Company. Recipients earn quarterly dividend equivalents on their respective units which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted 224,316 RSUs to members of management. The grant date fair value of the award totaled $4.6 million and will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from the Company, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s RSU awards for the six months ended June 30, 2023, is as follows:

	RSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,096,931	$23.61
Granted	224,316	20.44
Dividend equivalents earned	28,956	20.04
Vested	(4,308)	25.79
Forfeited	(10,452)	21.84
Nonvested at June 30, 2023	1,335,443	23.00
PSU Awards
Busey grants PSUs, which are restricted stock units that are subject to certain performance criteria, to members of management periodically throughout the year. Each PSU is equivalent to one share of Busey’s common stock. The number of units that ultimately vest will be determined based on the achievement of the market or other performance goals, subject to accelerated service-based vesting conditions upon eligible retirement from the Company.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted a target of 104,643 PSUs with a maximum award of 167,429 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total stockholder return performance goal. The grant date fair value of the award was $2.0 million and will be recognized in compensation expense over the performance period ending December 31, 2025.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted a target of 104,643 PSUs with a maximum award of 167,429 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining an adjusted return on average tangible common equity performance goal. The grant date fair value of the award was $2.1 million and will be recognized in compensation expense over the performance period ending December 31, 2025. The actual amount of compensation expense recognized may vary, subject to achievement of the performance goal.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted a target of 15,045 PSUs with a maximum award of 30,090 units. The actual number of units issued at the vesting date could range from 0% to 200% of the initial grant, depending on attaining a performance goal based upon the compounded annual revenue growth rate of the FirsTech operating segment. The grant date fair value of the award was $0.3 million and will be recognized in compensation expense over the performance period ending December 31, 2025, subject to achievement of the performance goal.
A summary of changes in Busey’s PSU awards for the six months ended June 30, 2023, is as follows:

	PSU Awards
	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	285,351	$25.40
Granted	224,331	20.04
Dividend equivalents earned	92	22.85
Vested	(92)	22.85
Forfeited	(37,722)	25.18
Nonvested at June 30, 2023	471,960	22.87
___________________________________________
1.Shares for PSU awards represent target shares at the grant date.
DSU Awards
Busey grants DSUs, which are restricted stock units with a deferred settlement date, to its directors and advisory directors. Each DSU is equivalent to one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under both the 2020 Equity Plan and the Amended 2020 Equity Plan, DSUs are generally are subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, these units will continue to earn dividend equivalents.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted 41,548 DSUs to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s DSU awards for the six months ended June 30, 2023, is as follows:

	DSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	31,085	$25.75
Granted	41,548	20.44
Dividend equivalents earned	3,969	19.96
Vested	(34,507)	25.20
Forfeited	(73)	20.44
Nonvested at June 30, 2023	42,022	20.41

Vested and outstanding at June 30, 2023	140,776	23.60
2021 Employee Stock Purchase Plan
The First Busey Corporation 2021 ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders and details can be found within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in the Company by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success.
The 2021 ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the 2021 ESPP began on July 1, 2021. There were 471,630 shares available for issuance under the 2021 ESPP as of June 30, 2023.
Stock-based Compensation Expense
Busey did not record any stock option compensation expense for the three or six months ended June 30, 2023, or 2022. As of June 30, 2023, the Company did not have any unrecognized stock option compensation expense.
Busey recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense
RSU awards	$1,231	$1,273	$2,251	$2,449
PSU awards[1]	1,184	758	1,544	1,170
DSU awards	211	257	407	483
2021 ESPP	30	48	123	143
Total stock-based compensation expense	$2,656	$2,336	$4,325	$4,245
___________________________________________
1.Expense for PSU awards with a market-based total stockholder return performance goal represents amounts based on target shares at the grant date. Expense for PSU awards with return on average tangible common equity and compounded annual revenue growth rate performance goals represents amounts based on target shares at the grant date, adjusted for performance expectations as of the date indicated.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Unamortized stock-based compensation
RSU awards	$10,697	$8,570
PSU awards[1]	7,179	4,279
DSU awards	616	175
Total unamortized stock-based compensation	$18,492	$13,024

Weighted average period over which expense is to be recognized	2.6 years	2.5 years
___________________________________________
1.Unamortized expense for PSU awards with a market-based total stockholder return performance goal represents amounts based on target shares at grant date. Unamortized expense for PSU awards with return on average tangible common equity and compounded annual revenue growth rate performance goals represents amounts based on target shares at grant date, adjusted for performance expectations as of the date indicated.
Note 9: Outstanding Commitments and Contingent Liabilities
Legal Matters
Busey is a party to legal actions which arise in the normal course of its business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,105,034	$1,991,769
Standby letters of credit	38,356	33,008
Total commitments	$2,143,390	$2,024,777
Note 10: Derivative Financial Instruments
Busey utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, Busey enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to investors, and interest rate swaps and foreign currency exchange contracts with customers and other third parties. See “Note 11: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Cash pledged to secure obligations under derivative contracts	$34,210	$38,609
Collateral held to secure obligations under derivative contracts	27,670	29,830
Derivative Instruments Designated as Hedges
Busey entered into derivative instruments designated as cash flow hedges. For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $350.0 million as of both June 30, 2023, and December 31, 2022, were designated as cash flow hedges. Busey entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Busey’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In addition, Busey entered into one $300.0 million receive fixed pay floating interest rate swap to reduce Busey’s asset sensitivity (Loan Swap). Duration was added to our loan portfolio by fixing a portion of floating prime based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	June 30, 2023	December 31, 2022
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month LIBOR receive rates		5.55%	4.77%
Weighted average maturity		1.21 years	1.71 years

Loan Swap
Notional amount		$300,000	$300,000
Weighted average fixed receive rates		4.81%	4.81%
Weighted average variable Prime pay rates		8.25%	7.32%
Weighted average maturity		5.61 years	6.10 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$2,230	$2,535
Gross aggregate fair value of swap liabilities	Other liabilities	32,505	32,367

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(21,153)	$(20,985)
Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2023.

As of June 30, 2023
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized losses expected to be reclassified from OCI to interest income	$(859)
Unrealized gains expected to be reclassified from OCI to interest expense	481
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(378)
Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,537)	$668	$(4,729)	$1,353
(Increase) decrease in interest expense on swap transactions	404	(101)	787	(286)
Net increase (decrease) in net interest income on swap transactions	$(2,133)	$567	$(3,942)	$1,067

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the unaudited Consolidated Statements of Income during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(6,036)	$(6,550)	$(2,986)	$(11,395)
(Gain) loss reclassified from OCI to interest income, net of tax	1,813	(479)	3,380	(968)
(Gain) loss reclassified from OCI to interest expense, net of tax	(288)	72	(562)	204
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(4,511)	$(6,957)	$(168)	$(12,159)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts support variable rate, commercial loan relationships totaling $623.2 million as of June 30, 2023, and $576.9 million as of December 31, 2022. These derivatives generally work together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of June 30, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$21,803	$185	$601,384	$35,750
Interest rate swaps – pay fixed, receive floating	601,384	35,750	21,803	185
Total derivatives not designated as hedging instruments	$623,187	$35,935	$623,187	$35,935

	As of December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$48,728	$370	$528,183	$39,685
Interest rate swaps – pay fixed, receive floating	528,183	39,685	48,728	370
Total derivatives not designated as hedging instruments	$576,911	$40,055	$576,911	$40,055

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the unaudited Consolidated Statements of Income and summarized as follows (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2022	2023	2022
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$3,306	$7,025	$(4,361)	$3,475
Pay fixed, receive floating	Noninterest expense	(3,306)	(7,025)	4,361	(3,475)
Net change in fair value of interest rate swaps		$—	$—	$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. The risk participation agreements mature between 2026 and 2029, and are summarized as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Risk participation agreements
Number of risk participation agreements	3	2
Notional amount	$34,297	$18,899
Fair value	15	5
Foreign Currency Forward Contracts
Busey entered into foreign currency exchange contracts to support the business requirements of its customers. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Busey's customers and are used by customers to manage fluctuations in foreign exchange rates. Busey minimizes its exposure by entering into similar offsetting positions with other financial institutions. Busey is subject to the credit risk that another party will fail to perform. Amounts and fair values of derivative assets and liabilities related to foreign currency contracts recorded in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of June 30, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Foreign currency exchange forward contract (Buy)	$354	$47	$—	$—
Foreign currency exchange forward contract (Sell)	—	—	344	(37)
Total foreign currency forward contracts	$354	$47	$344	$(37)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Forward Sales Commitments
Busey economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities in the Consolidated Balance Sheets. While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, Busey did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of June 30, 2023		As of December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$1,553	$10	$1,517	$16
Forward sales commitments	Other assets	1,274	16	83	1
Mortgage banking derivatives recorded in other assets		$2,827	$26	$1,600	$17

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$765	$6	$83	$1
Forward sales commitments	Other liabilities	2,557	23	2,757	39
Mortgage banking derivatives recorded in other liabilities		$3,322	$29	$2,840	$40
Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2022	2023	2022
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$(49)	$134	$(12)	$149
Forward sales commitments	Mortgage revenue	86	(319)	32	(213)
Net gains (losses)		$37	$(185)	$20	$(64)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11: Fair Value Measurements
The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820 “Fair Value Measurement” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
•Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to those Company assets and liabilities that are carried at fair value.
In general, fair value is based upon quoted market prices, when available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect, among other things, counterparty credit quality and the company's creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes Busey's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
Debt Securities Available for Sale
Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. Busey obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, focusing on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Securities
Equity securities are reported at fair value utilizing Level 1 or Level 2 inputs. Fair value measurements of mutual funds, when held, are determined using unadjusted quoted prices in active markets for identical assets at the measurement date and are classified as Level 1. Fair value measurements of stock utilize quoted prices for identical or similar assets in markets that are not active and are classified as Level 2.
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
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$59,930	$—	$59,930
Obligations of U.S. government corporations and agencies	—	11,112	—	11,112
Obligations of states and political subdivisions	—	239,755	—	239,755
Asset-backed securities	—	474,082	—	474,082
Commercial mortgage-backed securities	—	103,763	—	103,763
Residential mortgage-backed securities	—	1,166,693	—	1,166,693
Corporate debt securities	—	228,513	—	228,513
Equity securities	—	9,034	—	9,034
Derivative assets	—	38,238	15	38,253
Derivative liabilities	—	68,506	—	68,506

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$114,061	$—	$114,061
Obligations of U.S. government corporations and agencies	—	19,779	—	19,779
Obligations of states and political subdivisions	—	257,512	—	257,512
Asset-backed securities	—	469,875	—	469,875
Commercial mortgage-backed securities	—	108,394	—	108,394
Residential mortgage-backed securities	—	1,243,256	—	1,243,256
Corporate debt securities	—	248,516	—	248,516
Equity securities	—	11,535	—	11,535
Derivative assets	—	42,607	5	42,612
Derivative liabilities	—	72,462	—	72,462

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Loans Evaluated Individually
Busey does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3.
OREO and Other Repossessed Assets
Non-financial assets measured at fair value, upon initial recognition or subsequent impairment, include OREO and other repossessed assets. OREO properties and other repossessed assets are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of unobservable inputs, the fair values of all OREO and other repossessed assets have been classified as Level 3.
Bank Property Held for Sale
Bank property held for sale represents certain banking center office buildings which Busey has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or fair value less estimated costs to sell. Fair values were based upon discounted appraisals or real estate listing prices. Due to the significance of unobservable inputs, fair values of all bank property held for sale have been classified as Level 3.
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$3,356	$3,356
Bank property held for sale with impairment	—	—	4,286	4,286

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,345	$5,345
Bank property held for sale with impairment	—	—	7,923	7,923
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$3,356	Appraisal of collateral	Appraisal adjustments	-15.7% to -100.0% (-43.7)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,345	Appraisal of collateral	Appraisal adjustments	-22.7% to -100.0% (-45.7)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Estimated fair values of financial instruments that are not carried at fair value in Busey’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$232,703	$232,703	$227,164	$227,164
Level 2 inputs:
Debt securities held to maturity	894,102	746,502	918,312	785,295
Loans held for sale	1,545	1,558	1,253	1,276
Accrued interest receivable	42,689	42,689	43,372	43,372
Level 3 inputs:
Portfolio loans, net	7,713,645	7,389,784	7,634,094	7,320,422
Mortgage servicing rights	4,498	17,873	5,861	18,284
Other servicing rights	1,729	2,179	1,914	2,331

Financial liabilities
Level 2 inputs:
Time deposits	$1,471,615	$1,447,372	$855,375	$830,596
Securities sold under agreements to repurchase	202,953	202,953	229,806	229,806
Short-term borrowings	212,000	212,033	351,054	351,085
Long-term debt	24,000	24,031	30,000	30,052
Junior subordinated debt owed to unconsolidated trusts	71,900	55,475	71,810	59,111
Accrued interest payable	11,791	11,791	3,978	3,978
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	222,454	193,250	222,038	208,562

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12: Earnings Per Common Share
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered. Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if Busey’s outstanding stock options and warrants were exercised, stock units were vested, and ESPP shares were issued.
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$29,364	$29,824	$66,150	$58,263

Weighted average number of common shares outstanding, basic	55,440,277	55,421,887	55,419,250	55,424,776
Dilutive effect of common stock equivalents:
Options	—	—	—	2,284
Warrants	—	1,686	648	1,770
RSU awards	622,993	655,368	637,385	679,471
PSU awards	123,849	14,534	107,247	15,456
DSU awards	3,851	3,039	14,098	16,206
ESPP	4,831	7,503	9,192	9,503
Weighted average number of common shares outstanding, diluted	56,195,801	56,104,017	56,187,820	56,149,466

Basic earnings per common share	$0.53	$0.54	$1.19	$1.05
Diluted earnings per common share	$0.52	$0.53	$1.18	$1.04
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive common stock equivalents
Options	21,926	31,166	22,366	15,583
RSU awards	157,781	155,649	78,891	77,824
PSU awards	63,220	278,472	164,339	259,962
Total anti-dilutive common stock equivalents	242,927	465,287	265,596	353,369

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in AOCI by component, net of tax, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(320,496)	$91,354	$(229,142)	$(184,233)	$52,515	$(131,718)
Unrealized holding gains (losses) on debt securities available for sale, net	(16,597)	4,731	(11,866)	(95,288)	27,162	(68,126)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	—	—	—
Amounts reclassified from AOCI, net	178	(51)	127	4	(1)	3
Amortization of unrecognized losses on securities transferred to held to maturity	1,556	(443)	1,113	2,207	(629)	1,578
Balance at end of period	$(335,359)	$95,591	$(239,768)	$(277,310)	$79,047	$(198,263)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(23,277)	$6,635	$(16,642)	$(8,234)	$2,347	$(5,887)
Unrealized holding gains (losses) on cash flow hedges, net	(8,442)	2,406	(6,036)	(9,162)	2,612	(6,550)
Amounts reclassified from AOCI, net	2,133	(608)	1,525	(567)	160	(407)
Balance at end of period	$(29,586)	$8,433	$(21,153)	$(17,963)	$5,119	$(12,844)

Total AOCI	$(364,945)	$104,024	$(260,921)	$(295,273)	$84,166	$(211,107)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(352,878)	$100,585	$(252,293)	$(32,272)	$9,199	$(23,073)
Unrealized holding gains (losses) on debt securities available for sale, net	14,096	(4,018)	10,078	(199,570)	56,888	(142,682)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	(48,456)	13,812	(34,644)
Amounts reclassified from AOCI, net	174	(50)	124	(102)	29	(73)
Amortization of unrecognized losses on securities transferred to held to maturity	3,249	(926)	2,323	3,090	(881)	2,209
Balance at end of period	$(335,359)	$95,591	$(239,768)	$(277,310)	$79,047	$(198,263)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(29,350)	$8,365	$(20,985)	$(958)	$273	$(685)
Unrealized holding gains (losses) on cash flow hedges, net	(4,178)	1,192	(2,986)	(15,938)	4,543	(11,395)
Amounts reclassified from AOCI, net	3,942	(1,124)	2,818	(1,067)	303	(764)
Balance at end of period	$(29,586)	$8,433	$(21,153)	$(17,963)	$5,119	$(12,844)

Total AOCI	$(364,945)	$104,024	$(260,921)	$(295,273)	$84,166	$(211,107)
Note 14: Operating Segments and Related Information
Busey has three reportable operating segments: Banking, FirsTech, and Wealth Management. Busey’s three operating segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies.
The Banking Operating Segment
The Banking operating segment provides a full range of banking services to individual and corporate customers through First Busey Corporation’s wholly-owned bank subsidiary, Busey Bank, with 58 banking centers in Illinois; the St. Louis, Missouri, metropolitan area; southwest Florida; and Indianapolis, Indiana.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The FirsTech Operating Segment
The FirsTech operating segment provides comprehensive and innovative payment technology solutions through Busey Bank’s wholly-owned subsidiary, FirsTech. FirsTech's multi-channel payment platform allows businesses to collect payments from their customers in a variety of ways to enable fast, frictionless payments. Payment method vehicles include, but are not limited to, text-based mobile bill pay; interactive voice response; electronic payment concentration delivered to Automated Clearing House networks, money management, and credit card networks; walk-in payment processing for customers at retail pay agents; customer service payments made over a telephone; direct debit services; and lockbox remittance processing for customers to make payments by mail. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.
FirsTech's client base represents a diverse set of industries, with a higher concentration in highly regulated industries, such as financial institutions, utility, insurance, and telecommunications industries.
The Wealth Management Operating Segment
The Wealth Management operating segment provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations. Services are provided through Busey Capital Management, Inc., a wholly-owned subsidiary of Busey Bank, and Busey Wealth Management, a division of Busey Bank.
Wealth management services tailored to individuals include trust and estate advisory services and financial planning. Business services include business succession planning and employee retirement plan services. Services for foundations include investment strategy consulting and fiduciary services.
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage Busey’s financial performance. The accounting policies of the three operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” in Busey’s 2022 Annual Report. The Company accounts for intersegment revenue and transfers at current market value.
Following is a summary of selected financial information for the Company’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Operating segment
Banking	$294,773	$294,773	$12,057,131	$12,199,960
FirsTech	8,992	8,992	48,558	48,715
Wealth Management	14,108	14,108	93,408	84,082
Other	—	—	9,932	3,920
Consolidated total	$317,873	$317,873	$12,209,029	$12,336,677

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Banking	$82,710	$80,072	$172,600	$153,904
FirsTech	14	17	27	35
Other	(4,054)	(4,161)	(8,100)	(7,955)
Total net interest income	$78,670	$75,928	$164,527	$145,984

Noninterest income
Banking	$10,312	$13,982	$22,733	$29,268
FirsTech	5,615	5,336	11,289	10,755
Wealth Management	14,717	14,135	29,643	29,911
Other	(2,632)	(2,434)	(3,805)	(3,143)
Total noninterest income	$28,012	$31,019	$59,860	$66,791

Noninterest expense
Banking	$53,491	$54,380	$108,142	$109,947
FirsTech	5,319	4,809	11,058	9,492
Wealth Management	8,228	7,586	16,762	15,851
Other	2,167	2,317	3,646	4,178
Total noninterest expense	$69,205	$69,092	$139,608	$139,468

Income before income taxes
Banking	$38,904	$38,021	$85,611	$71,825
FirsTech	310	544	258	1,298
Wealth Management	6,489	6,549	12,881	14,060
Other	(8,853)	(8,912)	(15,551)	(15,276)
Total income before income taxes	$36,850	$36,202	$83,199	$71,907

Net income
Banking	$30,665	$30,499	$67,500	$56,950
FirsTech	226	397	188	947
Wealth Management	4,932	5,092	9,790	10,932
Other	(6,459)	(6,164)	(11,328)	(10,566)
Total net income	$29,364	$29,824	$66,150	$58,263

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
First Busey Corporation is a $12.2 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Our three operating segments provide a full range of banking, payment technology solutions, and wealth management services through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and six months ended June 30, 2023, and should be read in conjunction with our Consolidated Financial Statements (unaudited) and the related Notes to the Consolidated Financial Statements (unaudited) included in this Quarterly Report, as well as our 2022 Annual Report.
Busey’s Conservative Banking Strategy
Busey’s financial strength is built on a sound business strategy of conservative banking, and that focus will not change now or in the future.
The quality of our core deposit franchise is a critical value driver of our institution. Despite recent turmoil experienced in certain sectors of the banking industry, we have seen relative stability in our deposit franchise. We have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers. Our credit performance reflects our highly diversified, conservatively underwritten loan portfolio, which has been originated predominantly to established customers with tenured relationships with our Company. Asset quality remains strong by both historical and current industry trends.

EXECUTIVE SUMMARY
Operating Performance
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance (dollars in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Reported:	Net income	$29,364	$29,824	$66,150	$58,263
Adjusted:	Net income[1]	$29,373	$30,081	$66,159	$59,185

Reported:	Diluted earnings per common share	$0.52	$0.53	$1.18	$1.04
Adjusted:	Diluted earnings per common share[1]	$0.52	$0.54	$1.18	$1.05

Reported:	Return on average assets[2]	0.96%	0.96%	1.09%	0.94%
Adjusted:	Return on average assets[1,2]	0.96%	0.97%	1.09%	0.95%

Reported:	Return on average tangible common equity[1,2]	13.90%	14.50%	16.12%	13.57%
Adjusted:	Return on average tangible common equity[1,2]	13.90%	14.62%	16.12%	13.79%

Reported:	Pre-provision net revenue[1]	$39,536	$39,569	$87,454	$75,635
Adjusted:	Pre-provision net revenue[1]	$42,072	$41,267	$91,576	$80,621

Reported:	Pre-provision net revenue to average assets[1,2]	1.30%	1.27%	1.44%	1.21%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.38%	1.33%	1.51%	1.29%
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
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-operating costs
Acquisition related expenses[1]	$12	$204	$12	$1,039
Restructuring charges[2]	—	99	—	99
Total non-operating costs	$12	$303	$12	$1,138
___________________________________________
1.Acquisition expenses related to completed acquisitions and exploratory due diligence.
2.Restructuring charges related to previously disclosed restructuring and efficiency plans.
A reconciliation of non-GAAP measures, which Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information.”

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$116,998	$1,311	4.49%	$230,129	$358	0.62%
Investment securities:
U.S. Government obligations	84,944	148	0.70%	187,785	281	0.60%
Obligations of states and political subdivisions[1]	244,080	1,704	2.80%	293,276	1,947	2.66%
Other securities	2,926,717	19,121	2.62%	3,359,950	14,664	1.75%
Loans held for sale	1,941	26	5.37%	3,089	32	4.16%
Portfolio loans[1,2]	7,755,618	95,150	4.92%	7,378,969	65,860	3.58%
Total interest-earning assets[1,3]	11,130,298	$117,460	4.23%	11,453,198	$83,142	2.91%

Cash and due from banks	118,860			121,568
Premises and equipment	125,205			133,242
ACL	(92,970)			(88,753)
Other assets	928,472			832,815
Total assets	$12,209,865			$12,452,070

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,651,083	$9,549	1.44%	$2,662,976	$500	0.08%
Savings and money market deposits	2,802,675	7,717	1.10%	3,459,414	692	0.08%
Time deposits	1,343,830	9,502	2.84%	848,693	954	0.45%
Federal funds purchased and repurchase agreements	201,020	1,223	2.44%	235,733	147	0.25%
Borrowings[4]	692,150	9,293	5.39%	296,168	3,667	4.97%
Junior subordinated debt issued to unconsolidated trusts	71,870	945	5.27%	71,693	708	3.96%
Total interest-bearing liabilities	7,762,628	$38,229	1.98%	7,574,677	$6,668	0.35%

Net interest spread[1]			2.26%			2.56%

Noninterest-bearing deposits	3,054,483			3,535,110
Other liabilities	184,819			145,231
Stockholders’ equity	1,207,935			1,197,052
Total liabilities and stockholders’ equity	$12,209,865			$12,452,070

Interest income / earning assets[1,3]	$11,130,298	$117,460	4.23%	$11,453,198	$83,142	2.91%
Interest expense / earning assets	11,130,298	38,229	1.38%	11,453,198	6,668	0.23%
Net interest margin[1]		$79,231	2.86%		$76,474	2.68%
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
3.Interest income includes a tax-equivalent adjustment of $0.6 million and $0.5 million for the three months ended June 30, 2023, and 2022, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
5.Annualized.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$112,550	$2,299	4.12%	$394,562	$635	0.32%
Investment securities:
U.S. Government obligations	104,970	343	0.66%	192,660	569	0.60%
Obligations of states and political subdivisions[1]	249,213	3,469	2.81%	297,781	3,862	2.62%
Other securities	2,953,392	37,700	2.57%	3,414,885	27,615	1.63%
Loans held for sale	1,796	49	5.53%	7,485	115	3.10%
Portfolio loans[1,2]	7,733,370	185,263	4.83%	7,270,506	126,983	3.52%
Total interest-earning assets[1,3]	11,155,291	$229,123	4.14%	11,577,879	$159,779	2.78%

Cash and due from banks	117,013			124,085
Premises and equipment	126,145			134,304
ACL	(92,832)			(88,604)
Other assets	931,026			808,264
Total assets	$12,236,643			$12,555,928

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,708,973	$16,487	1.23%	$2,671,606	$864	0.07%
Savings and money market deposits	2,856,635	11,669	0.82%	3,444,744	1,252	0.07%
Time deposits	1,152,331	13,352	2.34%	882,779	2,154	0.49%
Federal funds purchased and repurchase agreements	215,604	2,445	2.29%	253,316	206	0.16%
Borrowings[4]	683,796	17,666	5.21%	290,331	6,865	4.77%
Junior subordinated debt issued to unconsolidated trusts	71,848	1,858	5.21%	71,672	1,362	3.83%
Total interest-bearing liabilities	7,689,187	$63,477	1.66%	7,614,448	$12,703	0.34%

Net interest spread[1]			2.48%			2.44%

Noninterest-bearing deposits	3,163,011			3,562,380
Other liabilities	194,966			140,040
Stockholders’ equity	1,189,479			1,239,060
Total liabilities and stockholders’ equity	$12,236,643			$12,555,928

Interest income / earning assets[1,3]	$11,155,291	$229,123	4.14%	$11,577,879	$159,779	2.78%
Interest expense / earning assets	11,155,291	63,477	1.15%	11,577,879	12,703	0.22%
Net interest margin[1]		$165,646	2.99%		$147,076	2.56%
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
3.Interest income includes a tax-equivalent adjustment of $1.1 million for the six months ended June 30, 2023, and 2022.
4.Includes short-term and long-term borrowings. Interest expense includes a non-usage fee on a revolving loan.
5.Annualized.

Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Average interest-earning assets	$11,130,298	$11,453,198	$(322,900)	(2.8)%
Average interest-bearing liabilities	7,762,628	7,574,677	187,951	2.5%
Average noninterest-bearing deposits	3,054,483	3,535,110	(480,627)	(13.6)%

Total average deposits	9,852,071	10,506,193	(654,122)	(6.2)%
Total average liabilities	11,001,930	11,255,018	(253,088)	(2.2)%

Average noninterest-bearing deposits as a percent of total average deposits	31.0%	33.6%	(260) bps
Total average deposits as a percent of total average liabilities	89.5%	93.3%	(380) bps

	Six Months Ended June 30,
	2023	2022	Change	% Change
Average interest-earning assets	$11,155,291	$11,577,879	$(422,588)	(3.6)%
Average interest-bearing liabilities	7,689,187	7,614,448	74,739	1.0%
Average noninterest-bearing deposits	3,163,011	3,562,380	(399,369)	(11.2)%

Total average deposits	9,880,950	10,561,509	(680,559)	(6.4)%
Total average liabilities	11,047,164	11,316,868	(269,704)	(2.4)%

Average noninterest-bearing deposits as a percent of total average deposits	32.0%	33.7%	(170) bps
Total average deposits as a percent of total average liabilities	89.4%	93.3%	(390) bps

Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$117,460	$83,142	$34,318	41.3%
Interest expense	(38,229)	(6,668)	(31,561)	(473.3)%
Net interest income, on a tax-equivalent basis[1]	$79,231	$76,474	$2,757	3.6%

Net interest margin[1,2]	2.86%	2.68%	18 bps

	Six Months Ended June 30,
	2023	2022	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$229,123	$159,779	$69,344	43.4%
Interest expense	(63,477)	(12,703)	(50,774)	(399.7)%
Net interest income, on a tax-equivalent basis[1]	$165,646	$147,076	$18,570	12.6%

Net interest margin[1,2]	2.99%	2.56%	43 bps
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
The FOMC raised rates by 25 basis points during the second quarter of 2023, and by a total of 500 basis points since the onset of the current FOMC tightening cycle that began in the first quarter of 2022. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, and we experience deposit migration into higher cost offerings along with an increase in wholesale borrowings, some of the net interest margin expansion is reversed.
Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of June 30, 2023, our loan to deposit ratio was 77.6% and core deposits represented 97.0% of total deposits.
Net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.26% and 2.48% for the three and six months ended June 30, 2023, respectively, compared to 2.56% and 2.44% for the three and six months ended June 30, 2022, each on a tax-equivalent basis.
The net interest margin discussion above is based upon the results and average balances for the three and six months ended June 30, 2023, and 2022. Annualized net interest margins for the quarterly periods indicated were as follows:

	2023	2022
First Quarter	3.13%	2.45%
Second Quarter	2.86%	2.68%
Third Quarter		3.00%
Fourth Quarter		3.24%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2022 Annual Report.
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$14,562	$14,135	$427	3.0%
Payment technology solutions	5,231	4,888	343	7.0%
Combined, wealth management fees and payment technology solutions	19,793	19,023	770	4.0%

Fees for customer services	7,239	9,588	(2,349)	(24.5)%
Mortgage revenue	272	284	(12)	(4.2)%
Income on bank owned life insurance	1,029	874	155	17.7%

Securities income:
Realized net gains (losses) on securities	(178)	20	(198)	(990.0)%
Unrealized net gains (losses) recognized on equity securities	(1,881)	(1,734)	(147)	(8.5)%
Net securities gains (losses)	(2,059)	(1,714)	(345)	(20.1)%

Other income	1,738	2,964	(1,226)	(41.4)%
Total noninterest income	$28,012	$31,019	$(3,007)	(9.7)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$29,359	$29,914	$(555)	(1.9)%
Payment technology solutions	10,546	9,965	581	5.8%
Combined, wealth management fees and payment technology solutions	39,905	39,879	26	0.1%

Fees for customer services	14,058	18,495	(4,437)	(24.0)%
Mortgage revenue	560	1,259	(699)	(55.5)%
Income on bank owned life insurance	2,681	1,758	923	52.5%

Securities income:
Realized net gains (losses) on securities	(174)	126	(300)	(238.1)%
Unrealized net gains (losses) recognized on equity securities	(2,501)	(2,454)	(47)	(1.9)%
Net securities gains (losses)	(2,675)	(2,328)	(347)	(14.9)%

Other income	5,331	7,728	(2,397)	(31.0)%
Total noninterest income	$59,860	$66,791	$(6,931)	(10.4)%

Assets under care as of period end	$11,477,985	$11,453,753	$24,232	0.2%
Total noninterest income was $28.0 million for the three months ended June 30, 2023, a decrease of 9.7% from the comparable period in 2022, and was $59.9 million for the six months ended June 30, 2023, a decrease of 10.4% from the comparable period in 2022. Combined, revenues from wealth management fees and payment technology solutions represented 70.7% and 66.7% of Busey’s noninterest income for the three and six months ended June 30, 2023, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $19.8 million for the three months ended June 30, 2023, a 4.0% increase from the comparable period in 2022, and was $39.9 million for the six months ended June 30, 2023, an 0.1% increase from the comparable period in 2022.
Wealth management fees were $14.6 million for the three months ended June 30, 2023, a 3.0% increase from the comparable period in 2022, and were $29.4 million for the six months ended June 30, 2023, a 1.9% decrease from the comparable period for 2022. Busey’s Wealth Management division ended the second quarter of 2023 with $11.5 billion in assets under care, which is comparable to June 30, 2022. Our portfolio management team continues to produce solid results in the face of volatile markets.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue was $5.2 million for the three months ended June 30, 2023, a 7.0% increase from the comparable period in 2022, and was $10.5 million for the six months ended June 30, 2023, a 5.8% increase from the comparable period in 2022. We have made strategic investments in FirsTech to enhance future growth, including upgrades to the product and engineering teams to build an Application Programming Interface (“API”) cloud-based platform to provide for fully integrated payment capabilities as well as the continued development of our Banking as a Service (“BaaS”) platform.

Fees for customer services were $7.2 million for the three months ended June 30, 2023, a 24.5% decrease from the comparable period in 2022, and were $14.1 million for the six months ended June 30, 2023, a 24.0% decrease from the comparable period in 2022. Beginning on July 1, 2022, we became subject to the Durbin Amendment of the Dodd-Frank Act. The Durbin Amendment required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which resulted in a reduction in fee income totaling $2.4 million and $4.7 million during the three and six months ended June 30, 2023, respectively. Excluding the impact of the Durbin Amendment, fees for customer services would have shown an increase of 0.8% and 1.3% from the comparable three and six month periods in 2022, respectively.
Mortgage revenue was $0.3 million for the three months ended June 30, 2023, a 4.2% decrease from the comparable period in 2022, and was $0.6 million for the six months ended June 30, 2023, a 55.5% decrease from the comparable period in 2022. Decreases primarily resulted from declines in mortgage origination and sold-loan mortgage volume. General economic conditions and interest rate volatility may impact fees in future quarters.
Income on bank owned life insurance was $1.0 million for the three months ended June 30, 2023, a 17.7% increase from the comparable period in 2022, and was $2.7 million for the six months ended June 30, 2023, a 52.5% increase from the comparable period in 2022. Year to date increases resulted primarily from earnings on death proceeds of $0.8 million.
Net securities losses were $2.1 million for the three months ended June 30, 2023, a 20.1% increase from the comparable period in 2022. Losses were comprised of $0.2 million of realized net losses and $1.9 million of unrealized net losses recognized on equity securities. For the six months ended June 30, 2023, net securities losses were $2.7 million, a 14.9% increase from the comparable period in 2022, and were comprised of $0.2 million of realized net losses and $2.5 million of unrealized net losses recognized on equity securities.
Other income was $1.7 million for the three months ended June 30, 2023, a $1.2 million decrease from the comparable period in 2022, and was $5.3 million for the six months ended June 30, 2023, a $2.4 million decrease from the comparable period in 2022. Other income fluctuations were primarily attributable to lower income recognized on venture capital investments during the three and six months ended June 30, 2023.

Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$39,859	$38,110	$1,749	4.6%
Data processing	5,902	5,375	527	9.8%

Premises expenses:
Net occupancy expense of premises	4,540	4,720	(180)	(3.8)%
Furniture and equipment expenses	1,681	2,045	(364)	(17.8)%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,221	6,765	(544)	(8.0)%

Professional fees	973	1,607	(634)	(39.5)%
Amortization of intangible assets	2,669	2,951	(282)	(9.6)%
Interchange expense	1,870	1,487	383	25.8%
FDIC insurance	1,506	1,153	353	30.6%
Other expense	10,205	11,644	(1,439)	(12.4)%
Total noninterest expense	$69,205	$69,092	$113	0.2%

Income taxes	$7,486	$6,378	$1,108	17.4%
Effective income tax rate	20.3%	17.6%	270 bps

Efficiency ratio[1]	60.9%	60.6%	30 bps
Adjusted efficiency ratio[1]	60.9%	60.3%	60 bps
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

	Six Months Ended June 30,
	2023	2022	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$80,190	$77,464	$2,726	3.5%
Data processing	11,542	10,353	1,189	11.5%

Premises expenses:
Net occupancy expense of premises	9,302	9,787	(485)	(5.0)%
Furniture and equipment expenses	3,427	4,075	(648)	(15.9)%
Combined, net occupancy expense of premises and furniture and equipment expenses	12,729	13,862	(1,133)	(8.2)%

Professional fees	3,031	3,114	(83)	(2.7)%
Amortization of intangible assets	5,398	5,962	(564)	(9.5)%
Interchange expense	3,723	3,032	691	22.8%
FDIC insurance	3,008	2,226	782	35.1%
Other expense	19,987	23,455	(3,468)	(14.8)%
Total noninterest expense	$139,608	$139,468	$140	0.1%

Income taxes	$17,049	$13,644	$3,405	25.0%
Effective income tax rate	20.5%	19.0%	150 bps

Efficiency ratio[1]	58.8%	61.8%	(300) bps
Adjusted efficiency ratio[1]	58.8%	61.2%	(240) bps

Full-time equivalent employees as of period-end	1,477	1,493	(16)	(1.1)%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $69.2 million for the three months ended June 30, 2023, a 0.2% increase from the comparable period in 2022, and was $139.6 million for the six months ended June 30, 2023, a 0.1% increase from the comparable period in 2022. We remain focused on expense discipline, and have been purposeful in our efforts to rationalize our expense base given our economic outlook and our view on the future of banking. During a time of decades-high inflation, we have effectively managed our noninterest expense base.
Salaries, wages, and employee benefits were $39.9 million for the three months ended June 30, 2023, a 4.6% increase from the comparable period in 2022, and were $80.2 million for the six months ended June 30, 2023, a 3.5% increase from the comparable period in 2022. Full-time equivalents were 1,477 as of June 30, 2023, compared to 1,493 at June 30, 2022. Labor market trends over the past year reflected a tight labor supply, while job gains resulted in increased demands for a skilled workforce, maintaining upward pressure on salaries, wages, and employee benefits.
Data processing expense was $5.9 million for the three months ended June 30, 2023, a 9.8% increase from the comparable period in 2022, and was $11.5 million for the six months ended June 30, 2023, a 11.5% increase from the comparable period in 2022. Increases were primarily attributable to expenses for FirsTech transaction volume and continued Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.2 million for the three months ended June 30, 2023, a 8.0% decrease from the comparable period in 2022, and $12.7 million for the six months ended June 30, 2023, a 8.2% decrease from the comparable period in 2022. Year-over-year decreases were primarily attributable to lower maintenance costs and declines in depreciation expense.

Professional fees were $1.0 million for the three months ended June 30, 2023, a 39.5% decrease from the comparable period in 2022. This decrease is primarily attributable to a recapture of legal expenses related to the payoff of a large classified asset in the quarter. Professional fees were $3.0 million for the six months ended June 30, 2023, a 2.7% decrease from the comparable period in 2022.
Amortization of intangible assets was $2.7 million for the three months ended June 30, 2023, an 9.6% decrease from the comparable period in 2022, and $5.4 million for the six months ended June 30, 2023, a 9.5% decrease from the comparable period for 2022, due to the use of an accelerated amortization methodology.
Interchange expense was $1.9 million for the three months ended June 30, 2023, a 25.8% increase from the comparable period in 2022, and was $3.7 million for the six months ended June 30, 2023, a 22.8% increase from the comparable period in 2022. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.
FDIC insurance expense was $1.5 million for the three months ended June 30, 2023, a 30.6% increase from the comparable period in 2022, and $3.0 million for the six months ended June 30, 2023, a 35.1% increase from the comparable period in 2022. Increases were the result of an FDIC final rule to increase the initial base deposit insurance assessment rate applicable to all depository institutions by two basis points beginning in 2023.
Other expense was $10.2 million for the three months ended June 30, 2023, a 12.4% decrease from the comparable period in 2022, and was $20.0 million for the six months ended June 30, 2023, a 14.8% decrease from the comparable period in 2022. Decreases were across multiple expense categories as a result of expense discipline in marketing and business development activities and lower check card fees, partially offset by increases in New Markets Tax Credits amortization. Year to date decreases were also influenced by fluctuations in OREO and the provision for unfunded commitments.
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratios were 60.9% and 58.8% for the three and six months ended June 30, 2023, respectively, compared to 60.6% and 61.8% for the three and six months ended June 30, 2022, respectively.
Our adjusted efficiency ratios2 were 60.9% and 58.8% for the three and six months ended June 30, 2023, respectively, compared to 60.3% and 61.2% for three and six months ended June 30, 2022, respectively.
Taxes
Effective income tax rates of 20.3% and 20.5% for the three and six months ended June 30, 2023, respectively, were lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various tax credits. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of June 30, 2023, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings. In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.
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

FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our unaudited Consolidated Balance Sheets are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022	Change	% Change
Assets
Debt securities available for sale	$2,283,848	$2,461,393	$(177,545)	(7.2)%
Debt securities held to maturity	894,102	918,312	(24,210)	(2.6)%
Portfolio loans, net of ACL	7,713,645	7,634,094	79,551	1.0%
Total assets	$12,209,029	$12,336,677	$(127,648)	(1.0)%

Liabilities
Deposits:
Noninterest-bearing	$3,086,885	$3,393,666	$(306,781)	(9.0)%
Interest-bearing	6,975,870	6,677,614	298,256	4.5%
Total deposits	10,062,755	10,071,280	(8,525)	(0.1)%
Securities sold under agreements to repurchase	202,953	229,806	(26,853)	(11.7)%
Short-term borrowings	212,000	351,054	(139,054)	(39.6)%
Subordinated notes, net of unamortized issuance costs	222,454	222,038	416	0.2%
Total liabilities	$11,007,081	$11,190,700	$(183,619)	(1.6)%

Stockholders’ equity	$1,201,948	$1,145,977	$55,971	4.9%
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

At no time is a borrower’s total borrowing relationship permitted to exceed Busey Bank’s regulatory lending limit. We generally limit such relationships to amounts substantially less than the regulatory limit. Loans to related parties, including executive officers and directors of First Busey Corporation and its subsidiaries, are reviewed for compliance with regulatory guidelines.
Busey maintains an independent loan review department that reviews loans for compliance with our loan policy on a periodic basis. In addition, the loan review department reviews risk assessments made by our credit department, lenders, and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.
Busey Bank’s lending activities can be summarized into two primary categories: commercial and retail. Lending is further classified into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the five primary areas can be found in Busey’s 2022 Annual Report. A significant majority of our portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets.
Geographic distributions of portfolio loans, based on originations, by category and class were as follows (dollars in thousands):

	June 30, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,400,687	$405,859	$43,271	$49,901	$1,899,718
Commercial real estate	2,253,168	712,853	228,396	166,891	3,361,308
Real estate construction	332,904	98,902	48,513	52,081	532,400
Total commercial loans	3,986,759	1,217,614	320,180	268,873	5,793,426
Retail loans
Retail real estate	1,270,584	228,378	128,616	75,479	1,703,057
Retail other	304,193	1,690	1,557	1,361	308,801
Total retail loans	1,574,777	230,068	130,173	76,840	2,011,858
Total portfolio loans	$5,561,536	$1,447,682	$450,353	$345,713	$7,805,284
ACL					(91,639)
Portfolio loans, net of ACL					$7,713,645

	December 31, 2022
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,401,165	$466,904	$52,925	$53,160	$1,974,154
Commercial real estate	2,180,767	680,532	220,939	179,635	3,261,873
Real estate construction	326,154	131,782	31,212	41,321	530,469
Total commercial loans	3,908,086	1,279,218	305,076	274,116	5,766,496
Retail loans
Retail real estate	1,253,069	210,048	122,397	71,568	1,657,082
Retail other	296,719	2,565	1,788	1,052	302,124
Total retail loans	1,549,788	212,613	124,185	72,620	1,959,206
Total portfolio loans	$5,457,874	$1,491,831	$429,261	$346,736	$7,725,702
ACL					(91,608)
Portfolio loans, net of ACL					$7,634,094

Busey generated $79.6 million, or 1.0%, in net loan growth during the six months ended June 30, 2023. Like prior periods, most of the loan growth occurred within the Company’s existing client base. Changes in portfolio loan balances were as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022	Change	% Change
Commercial loans
Commercial	$1,899,718	$1,974,154	$(74,436)	(3.8)%
Commercial real estate	3,361,308	3,261,873	99,435	3.0%
Real estate construction	532,400	530,469	1,931	0.4%
Total commercial loans	5,793,426	5,766,496	26,930	0.5%
Retail loans
Retail real estate	1,703,057	1,657,082	45,975	2.8%
Retail other	308,801	302,124	6,677	2.2%
Total retail loans	2,011,858	1,959,206	52,652	2.7%
Total portfolio loans	7,805,284	7,725,702	79,582	1.0%
ACL	(91,639)	(91,608)	(31)	—%
Portfolio loans, net of ACL	$7,713,645	$7,634,094	$79,551	1.0%
Excluding the amortized cost of PPP loans, changes in commercial loan balances were as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022	Change	% Change
Total commercial loans	$5,793,426	$5,766,496	$26,930	0.5%
Less: PPP loans amortized cost	(667)	(845)	178	21.1%
Commercial loan balances, excluding PPP loans	$5,792,759	$5,765,651	$27,108	0.5%
As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters. This posture will impact loan growth in subsequent quarters. Given this outlook, loan growth is likely to slow compared to Busey’s results of the last twelve months and our previous expectations.
Allowance and Provision for Credit Losses
The ACL is a significant estimate in our unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision expenses were recorded as follows for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for credit losses	$627	$1,653	$1,580	$1,400

The ACL and the ratio of ACL to portfolio loan balances is presented below by loan category and class, as of each of the dates indicated (dollars in thousands):

	As of June 30, 2023			As of December 31, 2022
	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
Commercial	$1,899,718	$24,510	1.29%	$1,974,154	$23,860	1.21%
Commercial real estate	3,361,308	33,656	1.00%	3,261,873	38,299	1.17%
Real estate construction	532,400	5,071	0.95%	530,469	6,457	1.22%
Total commercial	5,793,426	63,237	1.09%	5,766,496	68,616	1.19%
Retail
Retail real estate	1,703,057	24,675	1.45%	1,657,082	18,193	1.10%
Retail other	308,801	3,727	1.21%	302,124	4,799	1.59%
Total retail	2,011,858	28,402	1.41%	1,959,206	22,992	1.17%
Total	$7,805,284	$91,639	1.17%	$7,725,702	$91,608	1.19%
As of June 30, 2023, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, prepayment speeds, credit performance trends, portfolio duration, and other factors.
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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022	Change	% Change
Portfolio loans	$7,805,284	$7,725,702	$79,582	1.0%
Loans 30 – 89 days past due	5,169	6,548	(1,379)	(21.1)%
Total assets	12,209,029	12,336,677	(127,648)	(1.0)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$15,209	$15,067	$142	0.9%
Loans 90+ days past due and still accruing	569	673	(104)	(15.5)%
Total non-performing loans	15,778	15,740	38	0.2%
OREO and other repossessed assets	68	850	(782)	(92.0)%
Total non-performing assets	15,846	16,590	(744)	(4.5)%
Substandard (excludes 90+ days past due)	66,007	90,489	(24,482)	(27.1)%
Classified assets	$81,853	$107,079	$(25,226)	(23.6)%

ACL	$91,639	$91,608	$31	—%
Bank Tier 1 Capital	1,338,375	1,306,716	31,659	2.4%

Ratios
ACL to portfolio loans	1.17%	1.19%	(2) bps
ACL to non-accrual loans	602.53%	608.00%	(547) bps
ACL to non-performing loans	580.80%	582.01%	(121) bps
ACL to non-performing assets	578.31%	552.19%	2,612 bps
Non-accrual loans to portfolio loans	0.19%	0.20%	(1) bps
Non-performing loans to portfolio loans	0.20%	0.20%	— bps
Non-performing assets to total assets	0.13%	0.13%	— bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.20%	0.21%	(1) bps
Classified assets to Bank Tier 1 Capital and ACL	5.72%	7.66%	(194) bps
Asset quality remains strong by both historical and current industry trends, and our operating mandate and focus have been on emphasizing credit quality over asset growth. Non-performing loan balances increased by 0.2% to $15.8 million as of June 30, 2023, compared to $15.7 million as of December 31, 2022. We saw a decline in classified assets from $107.1 million as of December 31, 2022 to $81.9 million as of June 30, 2023. Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.20% as of both June 30, 2023, and December 31, 2022.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased to $66.0 million as of June 30, 2023, compared to $89.2 million as of December 31, 2022. Management continues to monitor these loans and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of June 30, 2023, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
COVID-19 Modifications
To alleviate some of the financial hardships faced as a result of COVID-19, Busey offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. We had no commercial loans remaining in the program, and one payment deferred retail loan representing $0.1 million in loans, as of June 30, 2023. In comparison, we had eight payment deferred commercial loans totaling $20.6 million that were on interest-only payment terms, and one payment deferred retail loans totaling $0.1 million as of December 31, 2022. As the remaining deferral expires, we will continue to monitor for indications of a potential problem loan.
Deposits
Total deposits of $10.1 billion as of June 30, 2023, remained steady with the prior year end balance. We focus on deepening our relationships with customers to strengthen our core deposit3 franchise. Core deposits include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less. Core deposits represented 97.0% of total deposits as of June 30, 2023, compared to 98.8% as of December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average liquid assets
Cash and due from banks	$118,860	$121,568	$117,013	$124,085
Interest-bearing bank deposits	116,998	230,129	112,550	394,562
Total average liquid assets	$235,858	$351,697	$229,563	$518,647

Average liquid assets as a percent of average total assets	1.9%	2.8%	1.9%	4.1%
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Cash and unencumbered securities on our Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Cash and unencumbered securities
Total cash and cash equivalents	$232,703	$227,164
Debt securities available for sale	2,283,848	2,461,393
Debt securities available for sale pledged as collateral	(636,687)	(746,675)
Cash and unencumbered securities	$1,879,864	$1,941,882
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, and our revolving credit facility, as summarized in the table below (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Additional borrowing capacity available from:
FHLB	$1,596,430	$1,765,388
Federal Reserve Bank	650,402	659,680
Federal funds purchased	482,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,769,332	$2,947,568
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.
As of June 30, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
OFF-BALANCE-SHEET ARRANGEMENTS
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Outstanding loan commitments and standby letters of credit	$2,143,390	$2,024,777
Reserve for unfunded commitments	6,232	6,601
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for unfunded commitments expense (release)	$265	$(267)	$(370)	$845

We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
CAPITAL RESOURCES
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of June 30, 2023:

	Minimum Capital Requirements with Capital Buffer	As of June 30, 2023
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.35%	14.76%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.17%	14.76%
Total Capital to Risk Weighted Assets	10.50%	16.56%	15.68%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	9.93%	11.12%
For further discussion of capital resources and requirements, see “Note 7: Regulatory Capital.”

NON-GAAP FINANCIAL INFORMATION
This Quarterly Report contains certain financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP financial measures and non-GAAP ratios, together with the related GAAP financial measures, in analysis of Busey’s performance and in making business decisions, as well as for comparison to Busey’s peers. We believe the adjusted measures are useful for investors and management to understand the effects of certain non-recurring noninterest items and provide additional perspective on our performance over time.
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
A listing of Busey's non-GAAP financial measures and ratios are shown in the table below, together with the related GAAP financial measures.

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
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
PRE-PROVISION NET REVENUE
Net interest income		$78,670	$75,928	$164,527	$145,984
Total noninterest income		28,012	31,019	59,860	66,791
Net security (gains) losses		2,059	1,714	2,675	2,328
Total noninterest expense		(69,205)	(69,092)	(139,608)	(139,468)
Pre-provision net revenue		39,536	39,569	87,454	75,635
Non-GAAP adjustments:
Acquisition and other restructuring expenses		12	303	12	1,138
Provision for unfunded commitments		265	(267)	(370)	845
Amortization of New Markets Tax Credits		2,259	1,662	4,480	3,003
Adjusted pre-provision net revenue		$42,072	$41,267	$91,576	$80,621

Pre-provision net revenue, annualized	[a]	$158,578	$158,711	$176,358	$152,524
Adjusted pre-provision net revenue, annualized	[b]	168,750	165,521	184,670	162,578
Average total assets	[c]	12,209,865	12,452,070	12,236,643	12,555,928

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.30%	1.27%	1.44%	1.21%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.38%	1.33%	1.51%	1.29%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$29,364	$29,824	$66,150	$58,263
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		—	—	—	587
Data processing		—	—	—	214
Professional fees, occupancy, and other		12	204	12	238
Other restructuring expenses:
Loss on leases or fixed asset impairment		—	99	—	99
Related tax benefit		(3)	(46)	(3)	(216)
Adjusted net income	[b]	$29,373	$30,081	$66,159	$59,185

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,195,801	56,104,017	56,187,820	56,149,466

Reported: Diluted earnings per share	[a÷c]	$0.52	$0.53	$1.18	$1.04
Adjusted: Diluted earnings per share	[b÷c]	$0.52	$0.54	$1.18	$1.05

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$117,779	$119,624	$133,396	$117,492
Adjusted net income, annualized	[e]	117,815	120,655	133,415	119,351
Average total assets	[f]	12,209,865	12,452,070	12,236,643	12,555,928

Reported: Return on average assets[1]	[d÷f]	0.96%	0.96%	1.09%	0.94%
Adjusted: Return on average assets[1]	[e÷f]	0.96%	0.97%	1.09%	0.95%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,207,935	$1,197,052	$1,189,479	$1,239,060
Average goodwill and other intangible assets, net		(360,641)	(371,890)	(361,990)	(373,342)
Average tangible common equity	[g]	$847,294	$825,162	$827,489	$865,718

Reported: Return on average tangible common equity[1]	[d÷g]	13.90%	14.50%	16.12%	13.57%
Adjusted: Return on average tangible common equity[1]	[e÷g]	13.90%	14.62%	16.12%	13.79%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Net interest income		$78,670	$75,928	$164,527	$145,984
Non-GAAP adjustments:
Tax-equivalent adjustment		561	546	1,119	1,092
Tax-equivalent net interest income		79,231	76,474	165,646	147,076
Purchase accounting accretion related to business combinations		(413)	(599)	(816)	(1,758)
Adjusted net interest income		$78,818	$75,875	$164,830	$145,318

Tax-equivalent net interest income, annualized	[a]	$317,795	$306,736	$334,038	$296,590
Adjusted net interest income, annualized	[b]	316,138	304,334	332,392	293,045
Average interest-earning assets	[c]	11,130,298	11,453,198	11,155,291	11,577,879

Reported: Net interest margin[1]	[a÷c]	2.86%	2.68%	2.99%	2.56%
Adjusted: Net interest margin[1]	[b÷c]	2.84%	2.66%	2.98%	2.53%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Net interest income		$78,670	$75,928	$164,527	$145,984
Non-GAAP adjustments:
Tax-equivalent adjustment		561	546	1,119	1,092
Tax-equivalent net interest income		79,231	76,474	165,646	147,076

Total noninterest income		28,012	31,019	59,860	66,791
Non-GAAP adjustments:
Net security (gains) losses		2,059	1,714	2,675	2,328
Noninterest income excluding net securities gains and losses		30,071	32,733	62,535	69,119

Tax-equivalent revenue	[a]	$109,302	$109,207	$228,181	$216,195

Total noninterest expense		$69,205	$69,092	$139,608	$139,468
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(2,669)	(2,951)	(5,398)	(5,962)
Non-interest expense excluding amortization of intangible assets	[c]	66,536	66,141	134,210	133,506
Non-operating adjustments:
Salaries, wages, and employee benefits		—	—	—	(587)
Data processing		—	—	—	(214)
Lease or fixed asset impairment		—	(99)	—	(99)
Professional fees and other		(12)	(204)	(12)	(238)
Adjusted noninterest expense	[f]	66,524	65,838	134,198	132,368
Provision for unfunded commitments		(265)	267	370	(845)
Amortization of New Markets Tax Credits		(2,259)	(1,662)	(4,480)	(3,003)
Adjusted core expense	[g]	$64,000	$64,443	$130,088	$128,520

Noninterest expense, excluding non-operating adjustments	[f-b]	$69,193	$68,789	$139,596	$138,330

Reported: Efficiency ratio	[c÷a]	60.87%	60.56%	58.82%	61.75%
Adjusted: Efficiency ratio	[f÷a]	60.86%	60.29%	58.81%	61.23%
Adjusted: Core efficiency ratio	[g÷a]	58.55%	59.01%	57.01%	59.45%

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		June 30, 2023	December 31, 2022
Total stockholders' equity		$1,201,948	$1,145,977
Goodwill and other intangible assets, net		(358,898)	(364,296)
Tangible book value	[a]	$843,050	$781,681

Ending number of common shares outstanding	[b]	55,290,847	55,279,124

Tangible book value per common share	[a÷b]	$15.25	$14.14

Tangible Common Equity and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		June 30, 2023	December 31, 2022
Total assets		$12,209,029	$12,336,677
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(358,898)	(364,296)
Tax effect of other intangible assets[1]		7,833	8,847
Tangible assets	[a]	$11,857,964	$11,981,228

Total stockholders' equity		$1,201,948	$1,145,977
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(358,898)	(364,296)
Tax effect of other intangible assets[1]		7,833	8,847
Tangible common equity	[b]	$850,883	$790,528

Tangible common equity to tangible assets[2]	[b÷a]	7.18%	6.60%
___________________________________________
1.Net of estimated deferred tax liability.
2.Tax-effected measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans, Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits
(dollars in thousands)

		As of
		June 30, 2023	December 31, 2022
Portfolio loans	[a]	$7,805,284	$7,725,702
Non-GAAP adjustments:
PPP loans amortized cost		(667)	(845)
Core loans	[b]	$7,804,617	$7,724,857

Total deposits	[c]	$10,062,755	$10,071,280
Non-GAAP adjustments:
Brokered transaction accounts		(6,055)	(1,303)
Time deposits of $250,000 or more		(297,967)	(120,377)
Core deposits	[d]	$9,758,733	$9,949,600

RATIOS
Core loans to portfolio loans	[b÷a]	99.99%	99.99%
Core deposits to total deposits	[d÷c]	96.98%	98.79%
Core loans to core deposits	[b÷d]	79.98%	77.64%

FORWARD-LOOKING STATEMENTS
Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of Busey’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the Coronavirus Disease 2019 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine); (iii) changes in state and federal laws, regulations, and governmental policies concerning Busey’s general business (including changes in response to the recent failures of other banks); (iv) changes in accounting policies and practices (v) changes in interest rates and prepayment rates of Busey’s assets (including the impact of the LIBOR phase-out); (vi) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving Busey; (xii) fluctuations in the value of securities held in our securities portfolio; (xiii) concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients; (xiv) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (xv) the level of non-performing assets on our balance sheets; (xvi) interruptions involving our information technology and communications systems or third-party servicers; (xvii) breaches or failures of our information security controls or cybersecurity-related incidents; and (xviii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Busey and our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
CRITICAL ACCOUNTING ESTIMATES
Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited consolidated financial statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” of Busey’s 2022 Annual Report.
Critical accounting estimates are those that are critical to the portrayal and understanding of Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective, or complex. These estimates involve judgments, assumptions, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact our critical accounting estimates. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee. The following accounting policies could be deemed critical:
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
Allowance for Credit Losses
Busey calculates the ACL at each reporting date. We recognize an allowance for the lifetime expected credit losses for the amount we do not expect to collect. Measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported book value. The calculation also contemplates that Busey may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.
In determining the ACL, management relies predominantly on a disciplined credit review and approval process that extends to the full range of Busey’s credit exposure. The ACL must be determined on a collective (pool) basis when similar risk characteristics exist. On a case-by-case basis, we may conclude a loan should be evaluated on an individual basis based on disparate risk characteristics.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of changes in asset values due to movements in underlying market rates and prices. Interest rate risk is a type of market risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, have minimal impact or do not arise in the normal course of Busey’s business activities.
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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
June 30, 2023	(11.34)%	(8.16)%	(5.12)%	(2.61)%	2.20%	4.45%	6.71%	8.99%
December 31, 2022	(21.24)%	(14.74)%	(8.08)%	(3.95)%	3.05%	6.11%	9.18%	12.27%

	Year-Two: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
June 30, 2023	(15.99)%	(11.32)%	(6.97)%	(3.51)%	2.53%	5.15%	7.82%	10.54%
December 31, 2022	(27.82)%	(19.56)%	(10.76)%	(5.27)%	3.94%	7.91%	11.94%	16.02%
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of June 30, 2023, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As part of the ordinary course of business, First Busey Corporation and its subsidiaries are parties to litigation that is incidental to their regular business activities.
There is no material pending litigation, other than ordinary routine litigation incidental to its business, in which First Busey Corporation or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to Busey in which any director, officer, or affiliate of Busey, or any associate of any such director or officer, is a party, or has a material interest.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A of Busey’s 2022 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 3, 2015, Busey’s board of directors authorized the Company to repurchase up to an aggregate of 666,667 shares of its common stock. The repurchase plan has no expiration date, and has been amended to increase the number of shares available for repurchase as follows:
•On May 22, 2019, Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase plan by 1,000,000 shares.
•On February 5, 2020, Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase plan by an additional 2,000,000 shares.
•On May 24, 2023, Busey’s board of directors approved an amendment to increase the authorized shares under the repurchase plan by an additional 2,000,000 shares.
During the second quarter of 2023, Busey purchased 20,000 shares under the repurchase plan. As of June 30, 2023, the Company had 2,102,210 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	—	$—	—	122,210
May 1-31, 2023	—	$—	—	2,122,210
June 1-30, 2023	20,000	$19.86	20,000	2,102,210
Three months ended June 30, 2023	20,000	$19.86	20,000

Six months ended June 30, 2023	45,000	$20.68	45,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.1	First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/14/2023

10.2	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (333-272268)	S-8	4.5	05/30/2023

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (333-272268)	S-8	4.6	05/30/2023

10.4	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (333-272268)	S-8	4.7	05/30/2023

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2023	FIRST BUSEY CORPORATION (Registrant)

	By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)