Form 10-Q
period 2023-09-30
FIRST BUSEY CORP /NV/
filed 2023-11-02
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2023
Common Stock, $.001 par value	55,258,904

FIRST BUSEY CORPORATION
FORM 10-Q
September 30, 2023

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$122,574	$117,513
Interest-bearing deposits	215,345	109,651
Total cash and cash equivalents	337,919	227,164

Debt securities available for sale	2,182,841	2,461,393
Debt securities held to maturity	882,614	918,312
Equity securities	8,782	11,535
Loans held for sale	3,051	1,253
Portfolio loans (net of ACL of $91,710 at September 30, 2023, and $91,608 at December 31, 2022)	7,764,450	7,634,094
Premises and equipment, net	122,538	126,524
Right of use assets	11,500	12,829
Goodwill	317,873	317,873
Other intangible assets, net	38,470	46,423
Cash surrender value of bank owned life insurance	181,955	180,485
Other assets	406,257	398,792
Total assets	$12,258,250	$12,336,677

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$2,918,574	$3,393,666
Interest-bearing	7,413,788	6,677,614
Total deposits	10,332,362	10,071,280

Securities sold under agreements to repurchase	183,702	229,806
Short-term borrowings	12,000	351,054
Long-term debt	21,000	30,000
Subordinated notes, net of unamortized issuance costs	222,666	222,038
Junior subordinated debt owed to unconsolidated trusts	71,946	71,810
Lease liabilities	11,783	12,995
Other liabilities	212,633	201,717
Total liabilities	11,068,092	11,190,700

Outstanding commitments and contingent liabilities (see Notes 4 and 9)

Stockholders’ equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,324,438	1,320,980
Retained earnings	224,698	168,769
AOCI	(290,730)	(273,278)
Total stockholders’ equity before treasury stock	1,258,464	1,216,529
Treasury stock at cost	(68,306)	(70,552)
Total stockholders’ equity	1,190,158	1,145,977
Total liabilities and stockholders’ equity	$12,258,250	$12,336,677

Shares
Common shares issued	58,116,969	58,116,970
Less: Treasury shares	(2,774,952)	(2,837,846)
Common shares outstanding	55,342,017	55,279,124
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$99,844	$76,081	$284,423	$202,530
Interest and dividends on investment securities:
Taxable interest income	20,549	17,436	60,224	47,370
Non-taxable interest income	685	813	2,136	2,482
Other interest income	1,591	1,085	3,890	1,720
Total interest income	122,669	95,415	350,673	254,102

Interest expense
Deposits	37,068	3,565	78,576	7,835
Federal funds purchased and securities sold under agreements to repurchase	1,327	459	3,772	665
Short-term borrowings	1,964	190	12,527	426
Long-term debt	425	372	1,331	859
Senior notes	—	—	—	637
Subordinated notes	3,103	3,738	9,300	9,243
Junior subordinated debt owed to unconsolidated trusts	991	786	2,849	2,148
Total interest expense	44,878	9,110	108,355	21,813

Net interest income	77,791	86,305	242,318	232,289
Provision for credit losses	364	2,364	1,944	3,764
Net interest income after provision for credit losses	77,427	83,941	240,374	228,525

Noninterest income
Wealth management fees	14,235	12,508	43,594	42,422
Fees for customer services	7,502	7,627	21,560	26,122
Payment technology solutions	5,226	5,080	15,772	15,045
Mortgage revenue	311	438	871	1,697
Income on bank owned life insurance	1,001	958	3,682	2,716
Realized net gains (losses) on securities	(33)	(74)	(207)	52
Unrealized net gains (losses) recognized on equity securities	(252)	78	(2,753)	(2,376)
Other income	3,018	4,318	8,349	12,046
Total noninterest income	31,008	30,933	90,868	97,724

Noninterest expense
Salaries, wages, and employee benefits	39,677	39,762	119,867	117,226
Data processing	5,930	5,447	17,472	15,800
Net occupancy expense of premises	4,594	4,705	13,896	14,492
Furniture and equipment expenses	1,638	1,799	5,065	5,874
Professional fees	1,542	1,579	4,573	4,693
Amortization of intangible assets	2,555	2,871	7,953	8,833
Interchange expense	1,786	1,574	5,509	4,606
FDIC insurance	1,475	882	4,483	3,108
Other expense	11,748	12,117	31,735	35,572
Total noninterest expense	70,945	70,736	210,553	210,204

Income before income taxes	37,490	44,138	120,689	116,045
Income taxes	6,824	8,477	23,873	22,121
Net income	$30,666	$35,661	$96,816	$93,924

Basic earnings per common share	$0.55	$0.64	$1.75	$1.70
Diluted earnings per common share	$0.54	$0.64	$1.72	$1.67
Dividends declared per share of common stock	$0.24	$0.23	$0.72	$0.69
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$30,666	$35,661	$96,816	$93,924
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $10,746, $27,631, $6,728, and $84,519, respectively	(26,950)	(69,306)	(16,872)	(211,988)
Net unrealized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $0, $0, $0, and $13,812, respectively	—	—	—	(34,644)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(9), $(21), $(59), and $8, respectively	24	53	148	(20)
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(420), $(515), $(1,346), and $(1,396), respectively	1,056	1,291	3,379	3,500
Net change in unrealized/unrecognized gains (losses) on debt securities	(25,870)	(67,962)	(13,345)	(243,152)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $2,220, $4,061, $3,412, and $8,604, respectively	(5,577)	(10,192)	(8,563)	(21,587)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(652), ($104), $(1,776), and $199, respectively	1,638	266	4,456	(498)
Net change in unrealized gains (losses) on cash flow hedges	(3,939)	(9,926)	(4,107)	(22,085)
Net change in AOCI	(29,809)	(77,888)	(17,452)	(265,237)
Total comprehensive income (loss)	$857	$(42,227)	$79,364	$(171,313)
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2023	55,290,847	$58	$1,325,173	$207,660	$(260,921)	$(70,022)	$1,201,948
Net income	—	—	—	30,666	—	—	30,666
OCI, net of tax	—	—	—	—	(29,809)	—	(29,809)
Repurchase of stock	(65,123)	—	—	—	—	(1,278)	(1,278)
Issuance of treasury stock for ESPP	11,291	—	(106)	—	—	290	184
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	105,002	—	(3,593)	—	—	2,704	(889)
Cash dividends on common stock at $0.24 per share	—	—	—	(13,267)	—	—	(13,267)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	361	(361)	—	—	—
Stock-based compensation	—	—	2,603	—	—	—	2,603
Balance, September 30, 2023	55,342,017	$58	$1,324,438	$224,698	$(290,730)	$(68,306)	$1,190,158

	Nine Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	96,816	—	—	96,816
OCI, net of tax	—	—	—	—	(17,452)	—	(17,452)
Repurchase of stock	(110,123)	—	—	—	—	(2,209)	(2,209)
Issuance of treasury stock for ESPP	51,885	—	(451)	—	—	1,335	884
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	120,137	—	(4,083)	—	—	3,094	(989)
Net issuance of treasury stock for warrants exercised	994		(17)			26	9
Cash dividends on common stock at $0.72 per share	—	—	—	(39,806)	—	—	(39,806)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,081	(1,081)	—	—	—
Stock-based compensation	—	—	6,928	—	—	—	6,928
Balance, September 30, 2023	55,342,017	$58	$1,324,438	$224,698	$(290,730)	$(68,306)	$1,190,158
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2022	55,335,703	$58	$1,317,675	$124,685	$(211,107)	$(69,354)	$1,161,957
Net income	—	—	—	35,661	—	—	35,661
OCI, net of tax	—	—	—	—	(77,888)	—	(77,888)
Repurchase of stock	(130,000)	—	—	—	—	(3,088)	(3,088)
Issuance of treasury stock for ESPP	10,993	—	(77)	—	—	283	206
Net issuance of treasury stock for RSU/DSU vesting and related tax	15,738		(434)	—	—	405	(29)
Cash dividends on common stock at $0.23 per share	—	—	—	(12,707)	—	—	(12,707)
Stock dividend equivalents on RSUs/DSUs at $0.23 per share	—	—	281	(281)	—	—	—
Stock-based compensation	—	—	2,476	—	—	—	2,476
Balance, September 30, 2022	55,232,434	$58	$1,319,921	$147,358	$(288,995)	$(71,754)	$1,106,588

	Nine Months Ended September 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	93,924	—	—	93,924
OCI, net of tax	—	—	—	—	(265,237)	—	(265,237)
Repurchase of stock	(388,614)	—	—	—	—	(9,912)	(9,912)
Issuance of treasury stock for ESPP	50,033	—	(271)	—	—	1,288	1,017
Net issuance of treasury stock for RSU/DSU vesting and related tax	136,105	—	(4,383)	—	—	3,505	(878)
Cash dividends on common stock at $0.69 per share	—	—	—	(38,159)	—	—	(38,159)
Stock dividend equivalents on RSUs/DSUs at $0.69 per share	—	—	870	(870)	—	—	—
Stock-based compensation	—	—	6,721	—	—	—	6,721
Balance, September 30, 2022	55,232,434	$58	$1,319,921	$147,358	$(288,995)	$(71,754)	$1,106,588
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities
Net income	$96,816	$93,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,944	3,764
Amortization of intangible assets	7,953	8,833
Amortization of mortgage servicing rights	2,155	2,757
Amortization of NMTC	6,740	4,668
Depreciation and amortization of premises and equipment	7,052	8,035
Net amortization (accretion) on portfolio loans	5,399	2,524
Net amortization (accretion) of premium (discount) on investment securities	11,351	15,820
Net amortization (accretion) of premium (discount) on time deposits	(223)	(318)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	764	1,152
Impairment of OREO and other repossessed assets	113	611
Impairment of fixed assets held for sale	—	427
Impairment of mortgage servicing rights	1	(9)
Impairment of leases	—	84
Unrealized (gains) losses recognized on equity securities, net	2,753	2,376
(Gain) loss on sales of equity securities, net	—	(24)
(Gain) loss on sales of debt securities, net	207	(28)
(Gain) loss on sales of loans, net	(603)	(1,777)
(Gain) loss on sales of OREO	4	56
(Gain) loss on sales of premises and equipment	(197)	(666)
(Gain) loss on life insurance proceeds	(759)	—
(Increase) decrease in cash surrender value of bank owned life insurance	(2,923)	(2,716)
Provision for deferred income taxes	(2,000)	(3)
Stock-based compensation	6,928	6,721
Mortgage loans originated for sale	(28,663)	(63,986)
Proceeds from sales of mortgage loans	27,418	84,732
(Increase) decrease in other assets	(15,072)	(45,575)
Increase (decrease) in other liabilities	171	(3,364)
Net cash provided by (used in) operating activities	127,329	118,018

Cash flows provided by (used in) investing activities
Purchases of equity securities	(6,169)	(14,820)
Purchases of debt securities available for sale	(7,796)	(279,831)
Proceeds from sales of equity securities	6,169	15,418
Proceeds from paydowns and maturities of debt securities held to maturity	38,172	51,552
Proceeds from paydowns and maturities of debt securities available for sale	253,648	370,274
Purchases of FHLB and other bank stock	(30,957)	—
Proceeds from the redemption of FHLB and other bank stock	43,926	225
Net (increase) decrease in loans	(137,843)	(484,701)
Cash paid for premiums on bank-owned life insurance	(80)	(101)
Proceeds from life insurance	2,292	219
Purchases of premises and equipment	(6,750)	(4,006)
Proceeds from disposition of premises and equipment	3,881	4,182
Proceeds from sales of OREO	781	2,662
Net cash provided by (used in) investing activities	159,274	(338,927)
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$261,305	$(166,862)
Net change in federal funds purchased and securities sold under agreements to repurchase	(46,104)	(35,542)
Proceeds from FHLB advances	265,000	—
Repayment of FHLB advances	(604,054)	(5,507)
Proceeds from other borrowings, net of debt issuance costs	—	98,094
Repayment of other borrowings	(9,000)	(109,000)
Cash dividends paid	(39,806)	(38,159)
Purchase of treasury stock	(2,209)	(9,912)
Cash paid for withholding taxes on stock-based payments	(989)	(878)
Proceeds from stock warrants exercised	9	—
Issuance of treasury stock for ESPP	—	(271)
Net cash provided by (used in) financing activities	(175,848)	(268,037)

Net increase (decrease) in cash and cash equivalents	$110,755	$(488,946)
Cash and cash equivalents, beginning of period	227,164	836,095
Cash and cash equivalents, ending of period	$337,919	$347,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$89,572	$19,465
Income taxes	23,594	30,506

Non-cash investing and financing activities:
OREO acquired in settlement of loans	144	132
Transfer of debt securities available for sale to held to maturity	—	985,199
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
First Busey operates and reports its business in three segments: Banking, Wealth Management, and FirsTech.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impact of Recently Adopted Accounting Standards
In July 2023, the FASB issued ASU 2023-03 “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to: (i) SEC Staff Accounting Bulletin No. 120, which provided interpretive guidance related to estimating the fair value of share-based payment transactions while in possession of material non-public information; (ii) an SEC Staff Announcement at the March 24, 2022, Emerging Issues Task Force Meeting, which provided interpretive guidance on accounting for share-based payments to employees and non-employees; and (iii) Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which provided interpretive guidance on the reporting of income or loss applicable to common stock. This update was reflected in the Accounting Standards Codification upon issuance. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
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
ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination. This update became effective for Busey beginning January 1, 2023. This standard applied prospectively to all business combinations that occurred on or after the date of adoption. Adoption of this standard did not have an impact on Busey’s financial position or results of operations.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Accounting Standards Not Yet Adopted
In March 2023, the FASB issued ASU 2023-02 “Investments—Equity Method and Joint Ventures (Topic 323),” permitting an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. This standard must be applied on a retrospective or modified retrospective basis, and is applicable for Busey beginning on January 1, 2024. Early adoption is permitted. Busey is currently evaluating the potential effect on the Company’s financial position and results of operations, and upon adoption expects changes to be reflected in the Other Expense and Income Taxes line items in the Consolidated Statements of Income (Unaudited).
In March 2023, the FASB issued ASU 2023-01 “Leases (Topic 842): Common Control Arrangements,” which requires amortization over the useful life of leasehold improvements (not the lease term) when the lease is between entities under common control, and any value of such leasehold improvements remaining at the end of the lease term is to be accounted for as a transfer between entities under common control. This standard may be adopted either prospectively, or retrospectively, and is effective for Busey beginning January 1, 2024. Early adoption is permitted. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position and results of operations.
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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. The Company issued a Form 8‑K on October 24, 2023, regarding the departure of a named executive officer, and during the fourth quarter of 2023 expects to record related severance expenses according to Schedule 1 of the Separation Letter that was filed as Exhibit 10.1 to the Form  8‑K. Other than this, there were no significant subsequent events for the quarter ended September 30, 2023, through the filing date of these unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2: Debt Securities
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$51,522	$—	$(1,392)	$50,130
Obligations of U.S. government corporations and agencies	10,071	2	(254)	9,819
Obligations of states and political subdivisions[1]	254,549	6	(27,758)	226,797
Asset-backed securities	486,517	—	(7,069)	479,448
Commercial mortgage-backed securities	120,117	—	(19,817)	100,300
Residential mortgage-backed securities[2]	1,343,324	—	(254,528)	1,088,796
Corporate debt securities	251,194	91	(23,734)	227,551
Total debt securities available for sale	$2,517,294	$99	$(334,552)	$2,182,841
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.
2.Gross gains on Residential mortgage-backed securities were insignificant, rounding to zero thousand.

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$459,866	$—	$(93,401)	$366,465
Residential mortgage-backed securities	422,748	—	(87,537)	335,211
Total debt securities held to maturity	$882,614	$—	$(180,938)	$701,676

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$117,805	$—	$(3,744)	$114,061
Obligations of U.S. government corporations and agencies	20,097	3	(321)	19,779
Obligations of states and political subdivisions	283,481	106	(26,075)	257,512
Asset-backed securities	489,558	—	(19,683)	469,875
Commercial mortgage-backed securities	124,423	—	(16,029)	108,394
Residential mortgage-backed securities	1,463,971	2	(220,717)	1,243,256
Corporate debt securities	273,118	33	(24,635)	248,516
Total debt securities available for sale	$2,772,453	$144	$(311,204)	$2,461,393

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$474,820	$—	$(63,738)	$411,082
Residential mortgage-backed securities	443,492	—	(69,279)	374,213
Total debt securities held to maturity	$918,312	$—	$(133,017)	$785,295
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

	As of September 30, 2023
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$109,189	$106,940
Due after one year through five years	312,419	289,027
Due after five years through ten years	431,297	389,702
Due after ten years	1,664,389	1,397,172
Debt securities available for sale	$2,517,294	$2,182,841

Debt securities held to maturity
Due after one year through five years	$63,474	$58,144
Due after five years through ten years	40,076	34,985
Due after ten years	779,064	608,547
Debt securities held to maturity	$882,614	$701,676

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized gains and losses on debt securities
Gross gains on debt securities	$10	$—	$20	$114
Gross (losses) on debt securities	(43)	(74)	(227)	(86)
Realized net gains (losses) on debt securities[1]	$(33)	$(74)	$(207)	$28
___________________________________________
1.Net gains (losses) on sales of securities reported in the Consolidated Statements of Income (Unaudited) include sales of equity securities, excluded in this table.
Debt securities with carrying amounts of $819.8 million on September 30, 2023, and $746.7 million on December 31, 2022, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$50,130	$(1,392)	$50,130	$(1,392)
Obligations of U.S. government corporations and agencies	1,983	(6)	7,699	(248)	9,682	(254)
Obligations of states and political subdivisions	45,778	(1,219)	177,195	(26,539)	222,973	(27,758)
Asset-backed securities	—	—	479,448	(7,069)	479,448	(7,069)
Commercial mortgage-backed securities	—	—	100,300	(19,817)	100,300	(19,817)
Residential mortgage-backed securities	431	(10)	1,088,344	(254,518)	1,088,775	(254,528)
Corporate debt securities	1,457	(2)	219,074	(23,732)	220,531	(23,734)
Debt securities available for sale with gross unrealized losses	$49,649	$(1,237)	$2,122,190	$(333,315)	$2,171,839	$(334,552)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$366,465	$(93,401)	$366,465	$(93,401)
Residential mortgage-backed securities	335,211	(87,537)	335,211	(87,537)
Debt securities held to maturity with gross unrecognized losses	$701,676	$(180,938)	$701,676	$(180,938)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities[1]	$74	$—	$113,987	$(3,744)	$114,061	$(3,744)
Obligations of U.S. government corporations and agencies	19,603	(321)	—	—	19,603	(321)
Obligations of states and political subdivisions	166,147	(10,059)	75,217	(16,016)	241,364	(26,075)
Asset-backed securities	390,164	(15,648)	79,711	(4,035)	469,875	(19,683)
Commercial mortgage-backed securities	89,428	(12,623)	18,966	(3,406)	108,394	(16,029)
Residential mortgage-backed securities	366,221	(38,111)	876,668	(182,606)	1,242,889	(220,717)
Corporate debt securities	39,037	(5,079)	204,310	(19,556)	243,347	(24,635)
Debt securities available for sale with gross unrealized losses	$1,070,674	$(81,841)	$1,368,859	$(229,363)	$2,439,533	$(311,204)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$58,065	$(8,009)	$353,017	$(55,729)	$411,082	$(63,738)
Residential mortgage-backed securities	—	—	374,213	(69,279)	374,213	(69,279)
Debt securities held to maturity with gross unrecognized losses	$58,065	$(8,009)	$727,230	$(125,008)	$785,295	$(133,017)
___________________________________________
1.Unrealized losses for U.S. Treasury securities that had been in a continuous unrealized loss position for less than 12 months were insignificant, rounding to zero thousand.
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of September 30, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,171,839	$701,676	$2,873,515
Gross unrealized or unrecognized losses on debt securities	334,552	180,938	515,490
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	15.4%	25.8%	17.9%

Count of debt securities	1,001	55	1,056
Count of debt securities in an unrealized or unrecognized loss position	982	55	1,037

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,439,533	$785,295	$3,224,828
Gross unrealized or unrecognized losses on debt securities	311,204	133,017	444,221
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.8%	16.9%	13.8%

Count of debt securities	1,091	55	1,146
Count of debt securities in an unrealized or unrecognized loss position	1,032	55	1,087
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of September 30, 2023, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.
Note 3: Portfolio Loans
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Lending is further classified into five primary areas of loans: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. Distributions of the loan portfolio by loan category and class is presented in the following table (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Commercial loans
Commercial	$1,943,449	$1,974,154
Commercial real estate	3,353,753	3,261,873
Real estate construction	527,598	530,469
Total commercial loans	5,824,800	5,766,496
Retail loans
Retail real estate	1,715,445	1,657,082
Retail other	315,915	302,124
Total retail loans	2,031,360	1,959,206

Total portfolio loans	7,856,160	7,725,702
ACL	(91,710)	(91,608)
Portfolio loans, net	$7,764,450	$7,634,094
Net deferred loan origination costs included in the balances above were $13.4 million as of September 30, 2023, compared to $14.0 million as of December 31, 2022. Net accretable purchase accounting adjustments included in the balances above reduced loans by $4.9 million as of September 30, 2023, and $5.9 million as of December 31, 2022. Commercial balances include loans originated under the PPP with an amortized cost of $0.6 million as of September 30, 2023, and $0.8 million as of December 31, 2022.
Busey did not purchase any retail real estate loans during the three or nine months ended September 30, 2023, or 2022.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pledged Loans
Busey had loans pledged to the FHLB and Federal Reserve for liquidity as set forth in the table below (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Pledged loans
FHLB	$4,852,634	$5,095,448
Federal Reserve Bank	858,312	804,718
Total pledged loans	$5,710,946	$5,900,166
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a summary of risk grades segregated by category and class of portfolio loans (dollars in thousands):

	As of September 30, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,533,562	$350,820	$24,705	$28,734	$5,628	$1,943,449
Commercial real estate	2,944,191	351,494	44,771	11,739	1,558	3,353,753
Real estate construction	513,218	9,027	—	5,353	—	527,598
Total commercial loans	4,990,971	711,341	69,476	45,826	7,186	5,824,800
Retail loans
Retail real estate	1,698,692	10,245	642	1,824	4,042	1,715,445
Retail other	315,845	—	—	—	70	315,915
Total retail loans	2,014,537	10,245	642	1,824	4,112	2,031,360
Total portfolio loans	$7,005,508	$721,586	$70,118	$47,650	$11,298	$7,856,160

	As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,668,495	$201,758	$46,540	$51,187	$6,174	$1,974,154
Commercial real estate	2,851,709	326,455	43,526	34,539	5,644	3,261,873
Real estate construction	502,904	25,164	1	2,400	—	530,469
Total commercial loans	5,023,108	553,377	90,067	88,126	11,818	5,766,496
Retail loans
Retail real estate	1,639,599	10,520	1,338	2,529	3,096	1,657,082
Retail other	301,971	—	—	—	153	302,124
Total retail loans	1,941,570	10,520	1,338	2,529	3,249	1,959,206
Total portfolio loans	$6,964,678	$563,897	$91,405	$90,655	$15,067	$7,725,702
Risk grades of portfolio loans and net charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Nine Months Ended September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
Commercial
Pass	$279,467	$255,619	$181,603	$74,600	$39,483	$152,523	$550,267	$1,533,562
Watch	112,285	59,685	44,244	25,119	7,526	24,532	77,429	350,820
Special Mention	616	541	651	1,104	499	6,937	14,357	24,705
Substandard	8,901	912	1,119	445	3,948	1,859	11,550	28,734
Substandard non-accrual	583	—	2,605	103	130	507	1,700	5,628
Total commercial	401,852	316,757	230,222	101,371	51,586	186,358	655,303	1,943,449
Current period charge-offs	—	—	420	—	316	997	—	1,733

Commercial real estate
Pass	352,661	850,371	778,662	404,109	281,889	258,207	18,292	2,944,191
Watch	82,748	45,945	69,450	33,694	79,906	34,700	5,051	351,494
Special Mention	18,753	1,597	13,762	3,908	3,330	3,421	—	44,771
Substandard	1,882	193	904	2,987	1,831	3,898	44	11,739
Substandard non-accrual	225	533	165	25	—	610	—	1,558
Total commercial real estate	456,269	898,639	862,943	444,723	366,956	300,836	23,387	3,353,753
Current period charge-offs	—	—	—	—	239	936	—	1,175

Real estate construction
Pass	152,897	171,900	104,963	54,943	1,365	3,899	23,251	513,218
Watch	1,065	4,453	253	3,214	42	—	—	9,027
Substandard	5,353	—	—	—	—	—	—	5,353
Total real estate construction	159,315	176,353	105,216	58,157	1,407	3,899	23,251	527,598

Retail real estate
Pass	201,140	379,512	420,164	162,295	71,102	274,617	189,862	1,698,692
Watch	767	2,704	2,877	973	579	596	1,749	10,245
Special Mention	204	55	—	—	—	383	—	642
Substandard	73	73	295	53	82	1,010	238	1,824
Substandard non-accrual	—	538	56	187	101	2,434	726	4,042
Total retail real estate	202,184	382,882	423,392	163,508	71,864	279,040	192,575	1,715,445
Current period charge-offs	—	5	—	29	62	156	—	252

Retail other
Pass	86,096	102,834	25,977	8,172	6,388	1,539	84,839	315,845
Substandard non-accrual	—	63	—	3	3	1	—	70
Total retail other	86,096	102,897	25,977	8,175	6,391	1,540	84,839	315,915
Current period charge-offs	4	71	157	1	—	250	—	483

Total portfolio loans	$1,305,716	$1,877,528	$1,647,750	$775,934	$498,204	$771,673	$979,355	$7,856,160
Total current period charge-offs	$4	$76	$577	$30	$617	$2,339	$—	$3,643

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior
Commercial
Pass	$479,893	$266,122	$136,445	$52,046	$50,764	$135,000	$548,225	$1,668,495
Watch	54,195	49,382	3,288	7,201	1,258	2,160	84,274	201,758
Special Mention	1,958	937	1,642	974	1,000	17,024	23,005	46,540
Substandard	8,926	1,165	570	6,671	2,382	5,191	26,282	51,187
Substandard non-accrual	21	3,292	226	135	—	100	2,400	6,174
Total commercial	544,993	320,898	142,171	67,027	55,404	159,475	684,186	1,974,154

Commercial real estate
Pass	883,688	819,133	478,452	297,525	161,409	198,419	13,083	2,851,709
Watch	77,346	56,113	64,282	96,664	21,592	5,758	4,700	326,455
Special Mention	11,943	5,389	12,386	1,420	6,917	5,471	—	43,526
Substandard	5,340	13,528	3,454	1,907	10,248	62	—	34,539
Substandard non-accrual	—	3,959	33	—	1,647	5	—	5,644
Total commercial real estate	978,317	898,122	558,607	397,516	201,813	209,715	17,783	3,261,873

Real estate construction
Pass	219,112	191,724	68,015	1,490	1,901	1,751	18,911	502,904
Watch	8,530	12,019	3,169	48	—	1,398	—	25,164
Special Mention	—	—	—	1	—	—	—	1
Substandard	2,400	—	—	—	—	—	—	2,400
Total real estate construction	230,042	203,743	71,184	1,539	1,901	3,149	18,911	530,469

Retail real estate
Pass	396,547	456,158	175,148	77,569	56,887	267,387	209,903	1,639,599
Watch	2,928	2,991	1,846	1,444	1,063	27	221	10,520
Special Mention	945	—	—	—	—	393	—	1,338
Substandard	77	732	198	81	141	1,293	7	2,529
Substandard non-accrual	10	191	107	32	390	1,708	658	3,096
Total retail real estate	400,507	460,072	177,299	79,126	58,481	270,808	210,789	1,657,082

Retail other
Pass	134,567	43,512	13,141	13,086	5,646	991	91,028	301,971
Substandard non-accrual	14	134	3	—	—	2	—	153
Total retail other	134,581	43,646	13,144	13,086	5,646	993	91,028	302,124

Total portfolio loans	$2,288,440	$1,926,481	$962,405	$558,294	$323,245	$644,140	$1,022,697	$7,725,702

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of September 30, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$—	$112	$51	$5,628
Commercial real estate	—	109	—	1,558
Real estate construction	—	244	—	—
Past due and non-accrual commercial loans	—	465	51	7,186
Retail loans:
Retail real estate	3,643	840	558	4,042
Retail other	914	72	100	70
Past due and non-accrual retail loans	4,557	912	658	4,112
Total past due and non-accrual loans	$4,557	$1,377	$709	$11,298

	As of December 31, 2022
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$2	$—	$—	$6,174
Commercial real estate	124	—	—	5,644
Past due and non-accrual commercial loans	126	—	—	11,818
Retail loans:
Retail real estate	4,709	1,239	673	3,096
Retail other	414	60	—	153
Past due and non-accrual retail loans	5,123	1,299	673	3,249
Total past due and non-accrual loans	$5,249	$1,299	$673	$15,067
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.2 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2023. Interest collected on these loans and recognized on a cash basis was insignificant for the three months ended September 30, 2022, and was $0.4 million for the nine months ended September 30, 2022.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modification Disclosures Pursuant to ASU 2022-02
The following tables show the amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

	Three Months Ended September 30, 2023
	Interest Rate Reduction[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable[2]
Loan class:
Commercial	$—	—%	$12,026	0.6%
Commercial real estate	880	—%	553	—%
Total of loans modified during the period[4]	$880	—%	$12,579	0.2%
___________________________________________
1.For one loan, the default rate was removed once forbearance was entered.
2.Modified loans represent an insignificant portion of commercial real estate loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.All modifications were for loans classified as substandard.

	Nine Months Ended September 30, 2023
	Interest Rate Reduction[1]	% of Total Class of Financing Receivable[2]	Payment Deferral[3]	% of Total Class of Financing Receivable[2]	Term Extension[4]	% of Total Class of Financing Receivable[2]
Loan class:
Commercial	$—	—%	$—	—%	$17,334	0.9%
Commercial real estate	880	—%	225	—%	1,003	—%
Real estate construction	—	—%	—	—%	5,353	1.0%
Total of loans modified during the period[5]	$880	—%	$225	—%	$23,690	0.3%
___________________________________________
1.For one loan, the default rate was removed once forbearance was entered.
2.Modified loans represent an insignificant portion of commercial real estate loans, rounding to zero percent.
3.A loan with payment deferral was modified to defer all principal payments until the end of the loan term, which was shortened.
4.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
5.Modifications include two loans on non-accrual status, and the remaining loans were classified as substandard.
The following table summarizes the effects of loan modifications made during the periods indicated, for borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Loan class:
Commercial		15.3 months		14.3 months
Commercial real estate	2.50%	9.0 months	2.50%	11.2 months
Real estate construction				12.0 months
Total financial effect	2.50%	15.0 months	2.50%	13.7 months

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

No financing receivables had payment defaults during the three months ended September 30, 2023, after having been modified during the 12 months before default for borrowers experiencing financial difficulty. The following table provides the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2023, after having been modified during the 12 months before default for borrowers experiencing financial difficulty (dollars in thousands). A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

	Nine Months Ended September 30, 2023
	Payment Deferral	Term Extension
Loan class:
Commercial	$—	$500
Commercial real estate	225	—
Amortized cost of modified loans with subsequent defaults	$225	$500
Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified on or after January 1, 2023, the date we adopted ASU 2022-02 (dollars in thousands):

	As of September 30, 2023
	Current	Non-accrual
Loan class:
Commercial	$16,834	$500
Commercial real estate	1,883	225
Real estate construction	5,353	—
Amortized cost of modified loans	$24,070	$725
TDR Disclosures Prior to the Adoption of ASU 2022-02
At December 31, 2022, performing TDR’s were $3.0 million and non-performing TDR’s were $0.5 million.
No loans were newly designated as a TDR during the three months ended September 30, 2022, and one loan was newly designated as a TDR during the nine months ended September 30, 2022. There were no TDRs entered into during the 12 months ended September 30, 2022, that had subsequent defaults during the three or nine months ended September 30, 2022. Gross interest income that would have been recorded in the three and nine months ended September 30, 2022, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had $10.0 million and $14.0 million of collateral dependent loans secured by real estate or business assets as of September 30, 2023, and December 31, 2022, respectively.
Foreclosures
As of September 30, 2023, Busey had $1.0 million of residential real estate in the process of foreclosure. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

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

	As of September 30, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$10,007	$597	$4,909	$5,506	$1,576	$6,058
Commercial real estate	3,946	1,289	116	1,405	116	4,866
Real estate construction	—	—	—	—	—	100
Commercial loans evaluated individually	13,953	1,886	5,025	6,911	1,692	11,024
Retail loans:
Retail real estate	213	61	25	86	25	1,196
Retail loans evaluated individually	213	61	25	86	25	1,196
Total loans evaluated individually	$14,166	$1,947	$5,050	$6,997	$1,717	$12,220

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$9,589	$656	$5,918	$6,574	$2,476	$6,761
Commercial real estate	8,039	2,334	3,903	6,237	2,000	5,219
Real estate construction	247	247	—	247	—	260
Commercial loans evaluated individually	17,875	3,237	9,821	13,058	4,476	12,240
Retail loans:
Retail real estate	2,733	2,564	25	2,589	25	2,311
Retail loans evaluated individually	2,733	2,564	25	2,589	25	2,311
Total loans evaluated individually	$20,608	$5,801	$9,846	$15,647	$4,501	$14,551
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL attributable to each loan category. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Three Months Ended September 30, 2023
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2023	$24,510	$33,656	$5,071	$24,675	$3,727	$91,639
Provision for credit losses	(1,306)	745	104	674	147	364
Charged-off	(758)	(102)	—	(144)	(111)	(1,115)
Recoveries	187	392	31	128	84	822
ACL balance, September 30, 2023	$22,633	$34,691	$5,206	$25,333	$3,847	$91,710

	Nine Months Ended September 30, 2023
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for credit losses	79	(3,006)	(1,404)	6,975	(700)	1,944
Charged-off	(1,733)	(1,175)	—	(252)	(483)	(3,643)
Recoveries	427	573	153	417	231	1,801
ACL balance, September 30, 2023	$22,633	$34,691	$5,206	$25,333	$3,847	$91,710

	Three Months Ended September 30, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2022	$23,359	$37,182	$5,669	$17,984	$4,563	$88,757
Provision for credit losses	615	598	216	684	251	2,364
Charged-off	(381)	—	—	(220)	(218)	(819)
Recoveries	102	19	86	172	41	420
ACL balance, September 30, 2022	$23,695	$37,799	$5,971	$18,620	$4,637	$90,722

	Nine Months Ended September 30, 2022
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2021	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	123	408	663	826	1,744	3,764
Charged-off	(589)	(1,372)	—	(253)	(409)	(2,623)
Recoveries	306	514	206	458	210	1,694
ACL balance, September 30, 2022	$23,695	$37,799	$5,971	$18,620	$4,637	$90,722

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the ACL and amortized cost of portfolio loans by loan category and class (dollars in thousands):

	As of September 30, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,937,943	$5,506	$1,943,449	$21,057	$1,576	$22,633
Commercial real estate	3,352,348	1,405	3,353,753	34,575	116	34,691
Real estate construction	527,598	—	527,598	5,206	—	5,206
Commercial loans and related ACL	5,817,889	6,911	5,824,800	60,838	1,692	62,530
Retail loans:
Retail real estate	1,715,359	86	1,715,445	25,308	25	25,333
Retail other	315,915	—	315,915	3,847	—	3,847
Retail loans and related ACL	2,031,274	86	2,031,360	29,155	25	29,180
Portfolio loans and related ACL	$7,849,163	$6,997	$7,856,160	$89,993	$1,717	$91,710

	As of December 31, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,967,580	$6,574	$1,974,154	$21,384	$2,476	$23,860
Commercial real estate	3,255,636	6,237	3,261,873	36,299	2,000	38,299
Real estate construction	530,222	247	530,469	6,457	—	6,457
Commercial loans and related ACL	5,753,438	13,058	5,766,496	64,140	4,476	68,616
Retail loans:
Retail real estate	1,654,493	2,589	1,657,082	18,168	25	18,193
Retail other	302,124	—	302,124	4,799	—	4,799
Retail loans and related ACL	1,956,617	2,589	1,959,206	22,967	25	22,992
Portfolio loans and related ACL	$7,710,055	$15,647	$7,725,702	$87,107	$4,501	$91,608

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4: Leases
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances reported in our Consolidated Balance Sheets (Unaudited) for the periods presented (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Lease balances
Right of use assets	$11,500	$12,829
Lease liabilities	11,783	12,995

Supplemental information
Year through which lease terms extend	2037	2037
Weighted average remaining lease term, in years	8.49	8.90
Weighted average discount rate	3.56%	3.45%
The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease costs
Operating lease costs	$615	$563	$1,836	$1,762
Variable lease costs	9	214	27	436
Short-term lease costs	15	5	37	15
Total lease cost[1]	$639	$782	$1,900	$2,213

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$586	$1,076	$1,720	$2,445
Operating lease cash flows – Liability reduction	483	464	1,423	1,741
Right of use assets obtained during the period in exchange for operating lease liabilities	199	1,127	208	1,182
___________________________________________
1.Lease costs are included in net occupancy and equipment expense in the Consolidated Statements of Income (Unaudited).

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey was obligated under noncancelable operating leases for office space and other commitments, as follows (dollars in thousands):

As of September 30, 2023
Rent commitments
Remainder of 2023	$566
2024	2,044
2025	1,764
2026	1,442
2027	1,276
2028	1,255
Thereafter	5,478
Total undiscounted cash flows	13,825
Less: Amounts representing interest	2,042
Present value of net future minimum lease payments	$11,783
Busey as the Lessor
Busey occasionally leases parking lots and office space to outside parties. Revenues recorded in connection with these leases, reported in Other income on our Consolidated Statements of Income (Unaudited), are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income	$152	$146	$526	$519
Note 5: Deposits
The composition of Busey’s deposits is as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Deposits
Noninterest-bearing demand deposits	$2,918,574	$3,393,666
Interest-bearing transaction deposits	2,856,192	2,857,818
Saving deposits and money market deposits	2,890,944	2,964,421
Time deposits	1,666,652	855,375
Total deposits	$10,332,362	$10,071,280

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about Busey’s deposits follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Brokered savings deposits and money market deposits	$6,055	$1,303
Brokered time deposits	283	275
Aggregate amount of time deposits with a minimum denomination of $100,000	976,513	416,445
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	350,276	120,377
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of September 30, 2023
Time deposits by schedule of maturities
Remainder of 2023	$251,302
2024	1,322,335
2025	52,337
2026	19,438
2027	12,888
2028	7,813
Thereafter	539
Time deposits	$1,666,652
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

	As of
	September 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$183,702	$229,806
Weighted average rate for securities sold under agreements to repurchase	3.07%	1.91%
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Proceeds of the term loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. The total outstanding balance on the term loan was $33.0 million as of September 30, 2023, of which $12.0 million was short-term and $21.0 million was long-term. Quarterly payments on the term loan reduce the outstanding principal balance by $3.0 million each quarter.
As of September 30, 2023, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$—	$339,054
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$12,000	$351,054
Funds borrowed from the FHLB, listed above, consisted of four notes with a weighted average interest rate of 4.28% and a weighted average maturity period of five days as of December 31, 2022.
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2023, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of September 30, 2023, or December 31, 2022.
Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Long-term debt
Term Loan	$21,000	$30,000
Total long-term debt	$21,000	$30,000
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On June 2, 2022, Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes accrues at a rate equal to (i) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 basis points from and including June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 15, 2027.
Unamortized debt issuance costs related to senior notes and subordinated notes are presented in the following table (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Unamortized debt issuance costs
Subordinated notes issued in 2020	$859	$1,220
Subordinated notes issued in 2022	1,475	1,742
Total unamortized debt issuance costs	$2,334	$2,962
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of September 30, 2023, and December 31, 2022, all capital ratios of First Busey Corporation and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2023, that would change this designation.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey Corporation and Busey Bank (dollars in thousands):

	As of September 30, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,144,403	12.52%	$411,165	4.50%	$593,905	6.50%
Busey Bank	$1,356,565	14.89%	$409,979	4.50%	$592,192	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,218,403	13.33%	$548,220	6.00%	$730,960	8.00%
Busey Bank	$1,356,565	14.89%	$546,639	6.00%	$728,852	8.00%

Total capital to risk weighted assets
First Busey	$1,527,627	16.72%	$730,960	8.00%	$913,700	10.00%
Busey Bank	$1,440,789	15.81%	$728,852	8.00%	$911,064	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,218,403	10.08%	$483,272	4.00%	N/A	N/A
Busey Bank	$1,356,565	11.26%	$481,856	4.00%	$602,321	5.00%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2022
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,081,686	11.96%	$406,980	4.50%	$587,861	6.50%
Busey Bank	$1,306,716	14.49%	$405,736	4.50%	$586,063	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,155,686	12.78%	$542,640	6.00%	$723,521	8.00%
Busey Bank	$1,306,716	14.49%	$540,981	6.00%	$721,308	8.00%

Total capital to risk weighted assets
First Busey	$1,457,994	16.12%	$723,521	8.00%	$904,401	10.00%
Busey Bank	$1,384,024	15.35%	$721,308	8.00%	$901,635	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,155,686	9.45%	$489,124	4.00%	N/A	N/A
Busey Bank	$1,306,716	10.72%	$487,541	4.00%	$609,426	5.00%
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
Note 8: Stock-Based Compensation
Stock Options
Busey has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the nine months ended September 30, 2023, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Options outstanding at December 31, 2022	26,106	$23.53	3.88
Forfeited	(4,180)	23.53
Options outstanding at September 30, 2023	21,926	23.53	3.13

Options exercisable at September 30, 2023	21,926	23.53	3.13

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amended 2020 Equity Plan
The 2020 Equity Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan can be found in Appendix A within Busey’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The Amended 2020 Equity Plan was approved by stockholders at the 2023 Annual Meeting of Stockholders. The terms of the Amended 2020 Equity Plan are substantially identical to those of the stockholder approved 2020 Equity Plan, other than a 1,350,000 increase in the number of shares authorized for issuance under the plan. More information can be found in Appendix A within Busey’s Proxy Statement for the 2023 Annual Meeting of Stockholders filed on April 14, 2023.
Under the terms of the 2020 Equity Plan, Busey has granted RSU, PSU, and DSU awards. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury. There were 1,525,987 shares available for issuance under the Amended 2020 Equity Plan as of September 30, 2023.
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
A summary of changes in Busey’s RSU awards for the nine months ended September 30, 2023, is as follows:

	RSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,096,931	$23.61
Granted	224,316	20.44
Dividend equivalents earned	43,841	20.53
Vested	(150,806)	29.91
Forfeited	(14,145)	22.00
Nonvested at September 30, 2023	1,200,137	22.13
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
A summary of changes in Busey’s PSU awards for the nine months ended September 30, 2023, is as follows:

	PSU Awards
	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	285,351	$25.40
Granted	224,331	20.04
Dividend equivalents earned	92	22.85
Vested	(13,155)	25.50
Forfeited	(40,159)	24.98
Nonvested at September 30, 2023	456,460	22.80

Vested and outstanding at September 30, 2023²	13,063	25.52
___________________________________________
1.Shares for PSU awards represent target shares at the grant date.
2.Reported at target, as performance determination and settlement activity will take place in the fourth quarter of 2023.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s DSU awards for the nine months ended September 30, 2023, is as follows:

	DSU Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	31,085	$25.75
Granted	41,548	20.44
Dividend equivalents earned	6,010	20.48
Vested	(36,078)	25.04
Forfeited	(73)	20.44
Nonvested at September 30, 2023	42,492	20.42

Vested and outstanding at September 30, 2023	142,347	23.58
2021 Employee Stock Purchase Plan
The First Busey Corporation 2021 ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders and details can be found in Appendix A within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in the Company by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success.
The 2021 ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the 2021 ESPP began on July 1, 2021. There were 460,340 shares available for issuance under the 2021 ESPP as of September 30, 2023.
Stock-based Compensation Expense
Busey did not record any stock option compensation expense for the three or nine months ended September 30, 2023, or 2022. As of September 30, 2023, the Company did not have any unrecognized stock option compensation expense.
Busey recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense
RSU awards	$1,177	$1,072	$3,428	$3,521
PSU awards[1]	1,180	1,172	2,724	2,342
DSU awards	213	196	620	679
2021 ESPP	33	36	156	179
Total stock-based compensation expense	$2,603	$2,476	$6,928	$6,721
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Unamortized stock-based compensation
RSU awards	$9,437	$8,570
PSU awards[1]	5,942	4,279
DSU awards	403	175
Total unamortized stock-based compensation	$15,782	$13,024

Weighted average period over which expense is to be recognized	2.5 years	2.5 years
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
Note 9: Outstanding Commitments and Contingent Liabilities
Legal Matters
Busey is a party to legal actions which arise in the normal course of its business activities. Legal and administrative proceedings are subject to inherent uncertainties, and while unfavorable outcomes could occur, Busey does not believe at this time that any potential liabilities relating to pending or potential legal matters are likely to have a material impact on Busey's results of operations or financial position.
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,130,938	$1,991,769
Standby letters of credit	36,847	33,008
Total commitments	$2,167,785	$2,024,777
Note 10: Derivative Financial Instruments
Busey utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, Busey enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale; forward sales commitments to sell residential mortgage loans to investors; and interest rate swaps, risk participation agreements, and foreign currency exchange contracts with customers and other third parties. See “Note 11: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Cash pledged to secure obligations under derivative contracts	$34,210	$38,609
Collateral held to secure obligations under derivative contracts	34,620	29,830
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $350.0 million as of both September 30, 2023, and December 31, 2022, were designated as cash flow hedges. Busey entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on the Busey’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In addition, Busey entered into one $300.0 million receive fixed pay floating interest rate swap to reduce Busey’s asset sensitivity (Loan Swap). Duration was added to our loan portfolio by fixing a portion of floating prime based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	September 30, 2023	December 31, 2022
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month LIBOR receive rates		5.55%	4.77%
Weighted average maturity		0.96 years	1.71 years

Loan Swap
Notional amount		$300,000	$300,000
Weighted average fixed receive rates		4.81%	4.81%
Weighted average variable Prime pay rates		8.50%	7.32%
Weighted average maturity		5.35 years	6.10 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$1,886	$2,535
Gross aggregate fair value of swap liabilities	Other liabilities	37,725	32,367

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(25,092)	$(20,985)
Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2023.

As of September 30, 2023
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized losses expected to be reclassified from OCI to interest income	$(922)
Unrealized gains expected to be reclassified from OCI to interest expense	481
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(441)
Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,771)	$(405)	$(7,500)	$947
(Increase) decrease in interest expense on swap transactions	481	35	1,268	(250)
Net increase (decrease) in net interest income on swap transactions	$(2,290)	$(370)	$(6,232)	$697

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the Consolidated Statements of Income (Unaudited) during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(5,577)	$(10,192)	$(8,563)	$(21,587)
(Gain) loss reclassified from OCI to interest income, net of tax	1,982	(24)	5,362	(992)
(Gain) loss reclassified from OCI to interest expense, net of tax	(344)	290	(906)	494
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(3,939)	$(9,926)	$(4,107)	$(22,085)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts support variable rate, commercial loan relationships totaling $628.3 million as of September 30, 2023, and $576.9 million as of December 31, 2022. These derivatives generally work together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of September 30, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$9,320	$99	$618,971	$44,914
Interest rate swaps – pay fixed, receive floating	618,971	44,914	9,320	99
Total derivatives not designated as hedging instruments	$628,291	$45,013	$628,291	$45,013

	As of December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$48,728	$370	$528,183	$39,685
Interest rate swaps – pay fixed, receive floating	528,183	39,685	48,728	370
Total derivatives not designated as hedging instruments	$576,911	$40,055	$576,911	$40,055

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are recorded in noninterest expense in the Consolidated Statements of Income (Unaudited) and summarized as follows (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$9,007	$18,317	$4,646	$21,792
Pay fixed, receive floating	Noninterest expense	(9,007)	(18,317)	(4,646)	(21,792)
Net change in fair value of interest rate swaps		$—	$—	$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. Under these risk participation agreements, Busey purchased a portion of the credit exposure, paying an up-front fee, and will receive a payment from the counterparty if the loan customer defaults on its obligations.
Busey also entered into a risk participation agreement under which Busey sold a portion of its credit exposure, receiving an up-front fee, and will be required to make a payment to the counterparty if the loan customer defaults on its obligations.
The notional amount of the risk participation agreements reflect Busey's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The risk participation agreements mature between 2024 and 2029, and are summarized as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Risk participation agreements purchased
Number of risk participation agreements	3	2
Notional amount	$34,274	$18,899
Fair value	7	5

Risk participation agreements sold
Number of risk participation agreements	1	—
Notional amount	$20,001	—
Fair value	—	—

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency Forward Contracts
Busey entered into foreign currency exchange contracts to support the business requirements of its customers. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of Busey's customers and are used by customers to manage fluctuations in foreign exchange rates. Busey minimizes its exposure by entering into similar offsetting positions with other financial institutions. Busey is subject to the credit risk that another party will fail to perform. Amounts and fair values of derivative assets and liabilities related to foreign currency contracts recorded in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of September 30, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency forward contracts
Foreign currency exchange forward contract (Buy)	$354	$58	$—	$—
Foreign currency exchange forward contract (Sell)	—	—	344	(48)
Total foreign currency forward contracts	$354	$58	$344	$(48)
Mortgage Banking Derivatives
Interest Rate Lock Commitments
Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities in the Consolidated Balance Sheets (Unaudited), with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Forward Sales Commitments
Busey economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities in the Consolidated Balance Sheets (Unaudited). While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, Busey did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

		As of September 30, 2023		As of December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives with positive fair value
Interest rate lock commitments	Other assets	$715	$4	$1,517	$16
Forward sales commitments	Other assets	3,249	66	83	1
Mortgage banking derivatives recorded in other assets		$3,964	$70	$1,600	$17

Derivatives with negative fair value
Interest rate lock commitments	Other liabilities	$1,366	$16	$83	$1
Forward sales commitments	Other liabilities	1,795	12	2,757	39
Mortgage banking derivatives recorded in other liabilities		$3,161	$28	$2,840	$40
Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$(16)	$(111)	$(28)	$38
Forward sales commitments	Mortgage revenue	60	295	92	82
Net gains (losses)		$44	$184	$64	$120
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$50,130	$—	$50,130
Obligations of U.S. government corporations and agencies	—	9,819	—	9,819
Obligations of states and political subdivisions	—	226,797	—	226,797
Asset-backed securities	—	479,448	—	479,448
Commercial mortgage-backed securities	—	100,300	—	100,300
Residential mortgage-backed securities	—	1,088,796	—	1,088,796
Corporate debt securities	—	227,551	—	227,551
Equity securities	—	8,782	—	8,782
Derivative assets	—	47,027	7	47,034
Derivative liabilities	—	82,814	—	82,814

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$114,061	$—	$114,061
Obligations of U.S. government corporations and agencies	—	19,779	—	19,779
Obligations of states and political subdivisions	—	257,512	—	257,512
Asset-backed securities	—	469,875	—	469,875
Commercial mortgage-backed securities	—	108,394	—	108,394
Residential mortgage-backed securities	—	1,243,256	—	1,243,256
Corporate debt securities	—	248,516	—	248,516
Equity securities	—	11,535	—	11,535
Derivative assets	—	42,607	5	42,612
Derivative liabilities	—	72,462	—	72,462
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
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$3,333	$3,333
Bank property held for sale with impairment	—	—	4,286	4,286

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,345	$5,345
Bank property held for sale with impairment	—	—	7,923	7,923
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$3,333	Appraisal of collateral	Appraisal adjustments	-10.5% to -100.0% (-34.0)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,345	Appraisal of collateral	Appraisal adjustments	-22.7% to -100.0% (-45.7)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Estimated fair values of financial instruments that are not carried at fair value in Busey’s Consolidated Balance Sheets (Unaudited), segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (dollars in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$337,919	$337,919	$227,164	$227,164
Level 2 inputs:
Debt securities held to maturity	882,614	701,676	918,312	785,295
Loans held for sale	3,051	3,059	1,253	1,276
Accrued interest receivable	47,889	47,889	43,372	43,372
Level 3 inputs:
Portfolio loans, net	7,764,450	7,241,479	7,634,094	7,320,422
Mortgage servicing rights	3,870	18,758	5,861	18,284
Other servicing rights	1,675	2,144	1,914	2,331

Financial liabilities
Level 2 inputs:
Time deposits	$1,666,652	$1,643,625	$855,375	$830,596
Securities sold under agreements to repurchase	183,702	183,702	229,806	229,806
Short-term borrowings	12,000	12,027	351,054	351,085
Long-term debt	21,000	21,020	30,000	30,052
Junior subordinated debt owed to unconsolidated trusts	71,946	55,662	71,810	59,111
Accrued interest payable	22,761	22,761	3,978	3,978
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	222,666	198,812	222,038	208,562

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
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$30,666	$35,661	$96,816	$93,924

Weighted average number of common shares outstanding, basic	55,486,700	55,349,547	55,441,980	55,399,424
Dilutive effect of common stock equivalents:
Options	—	249	—	1,606
Warrants	—	1,708	432	1,749
RSU awards	640,714	624,576	638,495	661,173
PSU awards	165,868	81,268	126,787	37,393
DSU awards	16,792	10,414	14,996	14,275
ESPP	5,418	5,402	7,934	8,136
Weighted average number of common shares outstanding, diluted	56,315,492	56,073,164	56,230,624	56,123,756

Basic earnings per common share	$0.55	$0.64	$1.75	$1.70
Diluted earnings per common share	$0.54	$0.64	$1.72	$1.67
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive common stock equivalents
Options	21,926	—	22,219	10,389
RSU awards	—	—	52,594	51,883
PSU awards	85,074	160,391	137,918	226,771
Total anti-dilutive common stock equivalents	107,000	160,391	212,731	289,043

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in AOCI by component, net of tax, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(335,359)	$95,591	$(239,768)	$(277,310)	$79,047	$(198,263)
Unrealized holding gains (losses) on debt securities available for sale, net	(37,696)	10,746	(26,950)	(96,937)	27,631	(69,306)
Amounts reclassified from AOCI, net	33	(9)	24	74	(21)	53
Amortization of unrecognized losses on securities transferred to held to maturity	1,476	(420)	1,056	1,806	(515)	1,291
Balance at end of period	$(371,546)	$105,908	$(265,638)	$(372,367)	$106,142	$(266,225)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(29,586)	$8,433	$(21,153)	$(17,963)	$5,119	$(12,844)
Unrealized holding gains (losses) on cash flow hedges, net	(7,797)	2,220	(5,577)	(14,253)	4,061	(10,192)
Amounts reclassified from AOCI, net	2,290	(652)	1,638	370	(104)	266
Balance at end of period	$(35,093)	$10,001	$(25,092)	$(31,846)	$9,076	$(22,770)

Total AOCI	$(406,639)	$115,909	$(290,730)	$(404,213)	$115,218	$(288,995)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(352,878)	$100,585	$(252,293)	$(32,272)	$9,199	$(23,073)
Unrealized holding gains (losses) on debt securities available for sale, net	(23,600)	6,728	(16,872)	(296,507)	84,519	(211,988)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	(48,456)	13,812	(34,644)
Amounts reclassified from AOCI, net	207	(59)	148	(28)	8	(20)
Amortization of unrecognized losses on securities transferred to held to maturity	4,725	(1,346)	3,379	4,896	(1,396)	3,500
Balance at end of period	$(371,546)	$105,908	$(265,638)	$(372,367)	$106,142	$(266,225)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(29,350)	$8,365	$(20,985)	$(958)	$273	$(685)
Unrealized holding gains (losses) on cash flow hedges, net	(11,975)	3,412	(8,563)	(30,191)	8,604	(21,587)
Amounts reclassified from AOCI, net	6,232	(1,776)	4,456	(697)	199	(498)
Balance at end of period	$(35,093)	$10,001	$(25,092)	$(31,846)	$9,076	$(22,770)

Total AOCI	$(406,639)	$115,909	$(290,730)	$(404,213)	$115,218	$(288,995)
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
Following is a summary of selected financial information for the Company’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Operating segment
Banking	$294,773	$294,773	$12,104,706	$12,199,960
Wealth Management	14,108	14,108	98,755	84,082
FirsTech	8,992	8,992	50,689	48,715
Other	—	—	4,100	3,920
Consolidated total	$317,873	$317,873	$12,258,250	$12,336,677

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Banking	$81,794	$90,916	$254,394	$244,820
FirsTech	14	15	41	50
Other	(4,017)	(4,626)	(12,117)	(12,581)
Total net interest income	$77,791	$86,305	$242,318	$232,289

Noninterest income
Banking	$11,983	$13,559	$34,716	$42,827
Wealth Management	14,350	12,514	43,993	42,425
FirsTech	5,665	5,578	16,954	16,333
Other	(990)	(718)	(4,795)	(3,861)
Total noninterest income	$31,008	$30,933	$90,868	$97,724

Noninterest expense
Banking	$55,172	$55,273	$163,314	$165,220
Wealth Management	8,059	7,682	24,821	23,533
FirsTech	5,245	5,109	16,303	14,601
Other	2,469	2,672	6,115	6,850
Total noninterest expense	$70,945	$70,736	$210,553	$210,204

Income before income taxes
Banking	$38,241	$46,838	$123,852	$118,663
Wealth Management	6,291	4,832	19,172	18,892
FirsTech	434	484	692	1,782
Other	(7,476)	(8,016)	(23,027)	(23,292)
Total income before income taxes	$37,490	$44,138	$120,689	$116,045

Net income
Banking	$31,189	$37,082	$98,689	$94,032
Wealth Management	4,781	3,756	14,571	14,688
FirsTech	317	353	505	1,300
Other	(5,621)	(5,530)	(16,949)	(16,096)
Total net income	$30,666	$35,661	$96,816	$93,924

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
First Busey Corporation is a $12.3 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Our three operating segments provide a full range of banking, wealth management, and payment technology solutions through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and nine months ended September 30, 2023, and should be read in conjunction with our Consolidated Financial Statements (unaudited) and the related Notes to the Consolidated Financial Statements (unaudited) included in this Quarterly Report, as well as our 2022 Annual Report.
Busey’s Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. That focus will not change now or in the future.
The quality of our core deposit franchise is a critical value driver of our institution, and we have seen relative stability in our deposit franchise. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of September 30, 2023, our loan to deposit ratio was 76.0% and core deposits represented 96.6% of total deposits. Furthermore, we have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers.
Our credit performance reflects our highly diversified, conservatively underwritten loan portfolio, which has been originated predominantly to established customers with tenured relationships with our Company. Our approach to lending and our underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, we limit concentration exposures in any particular loan segment. As a result, asset quality remains strong by both Busey’s historical and current industry trends.
Busey’s conservative banking strategy is reflected in the strength of our capital base. We strive to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At September 30, 2023, our leverage ratio of Tier 1 capital to average assets was 10.1%, our common equity Tier 1 capital to risk weighted assets ratio was 12.5%, and our total capital to risk weighted assets ratio was 16.7%.
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

OPERATING PERFORMANCE
Key Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance (dollars in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Reported:	Net income	$30,666	$35,661	$96,816	$93,924
Adjusted:	Net income[1]	$30,730	$36,435	$96,889	$95,620

Reported:	Diluted earnings per common share	$0.54	$0.64	$1.72	$1.67
Adjusted:	Diluted earnings per common share[1]	$0.55	$0.65	$1.72	$1.70

Reported:	Return on average assets[2]	1.00%	1.13%	1.06%	1.00%
Adjusted:	Return on average assets[1,2]	1.00%	1.15%	1.06%	1.02%

Reported:	Return on average tangible common equity[1,2]	14.31%	17.41%	15.50%	14.81%
Adjusted:	Return on average tangible common equity[1,2]	14.34%	17.79%	15.51%	15.08%

Reported:	Pre-provision net revenue[1]	$38,139	$46,498	$125,593	$122,133
Adjusted:	Pre-provision net revenue[1]	$40,491	$48,800	$132,067	$129,421

Reported:	Pre-provision net revenue to average assets[1,2]	1.24%	1.47%	1.37%	1.30%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.32%	1.54%	1.44%	1.38%
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
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-operating costs
Acquisition related expenses[1]	$79	$4	$91	$1,043
Restructuring charges[2]	—	953	—	1,052
Total non-operating costs	$79	$957	$91	$2,095
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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$132,856	$1,591	4.75%	$207,917	$1,085	2.07%
Investment securities:
U.S. Government obligations	64,904	135	0.83%	174,357	267	0.61%
Obligations of states and political subdivisions[1]	234,158	1,654	2.80%	284,069	1,900	2.65%
Other securities	2,849,697	19,627	2.73%	3,209,327	16,298	2.01%
Loans held for sale	2,267	37	6.48%	4,195	53	5.01%
Portfolio loans[1,2]	7,834,285	100,178	5.07%	7,617,918	76,355	3.98%
Total interest-earning assets[1,3]	11,118,167	$123,222	4.40%	11,497,783	$95,958	3.31%

Cash and due from banks	119,874			123,480
Premises and equipment	122,955			130,367
ACL	(93,070)			(89,019)
Other assets	934,857			869,245
Total assets	$12,202,783			$12,531,856

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,818,124	$12,443	1.75%	$2,880,802	$1,582	0.22%
Savings and money market deposits	2,828,673	11,108	1.56%	3,311,327	1,058	0.13%
Time deposits	1,570,666	13,517	3.41%	800,996	925	0.46%
Federal funds purchased and repurchase agreements	190,112	1,327	2.77%	233,032	459	0.78%
Borrowings[4]	384,864	5,492	5.66%	307,255	4,300	5.55%
Junior subordinated debt issued to unconsolidated trusts	71,916	991	5.47%	71,736	786	4.35%
Total interest-bearing liabilities	7,864,355	$44,878	2.26%	7,605,148	$9,110	0.48%

Net interest spread[1]			2.13%			2.83%

Noninterest-bearing deposits	2,925,244			3,583,693
Other liabilities	204,777			161,567
Stockholders’ equity	1,208,407			1,181,448
Total liabilities and stockholders’ equity	$12,202,783			$12,531,856

Interest income / earning assets[1,3]	$11,118,167	$123,222	4.40%	$11,497,783	$95,958	3.31%
Interest expense / earning assets	11,118,167	44,878	1.60%	11,497,783	9,110	0.31%
Net interest margin[1]		$78,344	2.80%		$86,848	3.00%
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
3.Interest income includes tax-equivalent adjustments of $0.6 million and $0.5 million for the three months ended September 30, 2023, and 2022, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$119,393	$3,890	4.36%	$331,664	$1,720	0.69%
Investment securities:
U.S. Government obligations	91,468	478	0.70%	186,493	836	0.60%
Obligations of states and political subdivisions[1]	244,139	5,123	2.81%	293,161	5,762	2.63%
Other securities	2,918,447	57,327	2.63%	3,345,611	43,913	1.75%
Loans held for sale	1,955	86	5.87%	6,376	168	3.52%
Portfolio loans[1,2]	7,767,378	285,441	4.91%	7,387,582	203,338	3.68%
Total interest-earning assets[1,3]	11,142,780	$352,345	4.23%	11,550,887	$255,737	2.96%

Cash and due from banks	117,977			123,881
Premises and equipment	125,069			132,977
ACL	(92,912)			(88,744)
Other assets	932,318			828,815
Total assets	$12,225,232			$12,547,816

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,745,757	$28,930	1.41%	$2,742,105	$2,446	0.12%
Savings and money market deposits	2,847,211	22,777	1.07%	3,399,782	2,310	0.09%
Time deposits	1,293,309	26,869	2.78%	855,219	3,079	0.48%
Federal funds purchased and repurchase agreements	207,014	3,772	2.44%	246,481	665	0.36%
Borrowings[4]	583,056	23,158	5.31%	296,034	11,165	5.04%
Junior subordinated debt issued to unconsolidated trusts	71,871	2,849	5.30%	71,693	2,148	4.01%
Total interest-bearing liabilities	7,748,218	$108,355	1.87%	7,611,314	$21,813	0.38%

Net interest spread[1]			2.36%			2.58%

Noninterest-bearing deposits	3,082,884			3,569,562
Other liabilities	198,272			147,295
Stockholders’ equity	1,195,858			1,219,645
Total liabilities and stockholders’ equity	$12,225,232			$12,547,816

Interest income / earning assets[1,3]	$11,142,780	$352,345	4.23%	$11,550,887	$255,737	2.96%
Interest expense / earning assets	11,142,780	108,355	1.30%	11,550,887	21,813	0.25%
Net interest margin[1]		$243,990	2.93%		$233,924	2.71%
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
3.Interest income includes tax-equivalent adjustments of $1.7 million and $1.6 million for the nine months ended September 30, 2023, and 2022, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.

Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Average interest-earning assets	$11,118,167	$11,497,783	$(379,616)	(3.3)%
Average interest-bearing liabilities	7,864,355	7,605,148	259,207	3.4%
Average noninterest-bearing deposits	2,925,244	3,583,693	(658,449)	(18.4)%

Total average deposits	10,142,707	10,576,818	(434,111)	(4.1)%
Total average liabilities	10,994,376	11,350,408	(356,032)	(3.1)%

Average noninterest-bearing deposits as a percent of total average deposits	28.8%	33.9%	(510) bps
Total average deposits as a percent of total average liabilities	92.3%	93.2%	(90) bps

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Average interest-earning assets	$11,142,780	$11,550,887	$(408,107)	(3.5)%
Average interest-bearing liabilities	7,748,218	7,611,314	136,904	1.8%
Average noninterest-bearing deposits	3,082,884	3,569,562	(486,678)	(13.6)%

Total average deposits	9,969,161	10,566,668	(597,507)	(5.7)%
Total average liabilities	11,029,374	11,328,171	(298,797)	(2.6)%

Average noninterest-bearing deposits as a percent of total average deposits	30.9%	33.8%	(290) bps
Total average deposits as a percent of total average liabilities	90.4%	93.3%	(290) bps

Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$123,222	$95,958	$27,264	28.4%
Interest expense	(44,878)	(9,110)	(35,768)	(392.6)%
Net interest income, on a tax-equivalent basis[1]	$78,344	$86,848	$(8,504)	(9.8)%

Net interest margin[1,2]	2.80%	3.00%	(20) bps

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$352,345	$255,737	$96,608	37.8%
Interest expense	(108,355)	(21,813)	(86,542)	(396.7)%
Net interest income, on a tax-equivalent basis[1]	$243,990	$233,924	$10,066	4.3%

Net interest margin[1,2]	2.93%	2.71%	22 bps
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
The FOMC raised rates by 25 basis points during the third quarter of 2023, and by a total of 525 basis points since the onset of the current FOMC tightening cycle that began in the first quarter of 2022. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, and we experience deposit migration into higher cost offerings and funding alternatives, some of the net interest margin expansion is reversed.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest spread[1]	2.13%	2.83%	2.36%	2.58%
___________________________________________
1.Calculated on a tax-equivalent basis
The net interest margin discussion above is based upon the results and average balances for the three and nine months ended September 30, 2023, and 2022. Annualized net interest margins for the quarterly periods indicated were as follows:

	2023	2022
First Quarter	3.13%	2.45%
Second Quarter	2.86%	2.68%
Third Quarter	2.80%	3.00%
Fourth Quarter		3.24%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2022 Annual Report.

Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$14,235	$12,508	$1,727	13.8%
Payment technology solutions	5,226	5,080	146	2.9%
Combined, wealth management fees and payment technology solutions	19,461	17,588	1,873	10.6%

Fees for customer services	7,502	7,627	(125)	(1.6)%
Mortgage revenue	311	438	(127)	(29.0)%
Income on bank owned life insurance	1,001	958	43	4.5%

Securities income:
Realized net gains (losses) on securities	(33)	(74)	41	55.4%
Unrealized net gains (losses) recognized on equity securities	(252)	78	(330)	(423.1)%
Net securities gains (losses)	(285)	4	(289)	(7225.0)%

Other income	3,018	4,318	(1,300)	(30.1)%
Total noninterest income	$31,008	$30,933	$75	0.2%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$43,594	$42,422	$1,172	2.8%
Payment technology solutions	15,772	15,045	727	4.8%
Combined, wealth management fees and payment technology solutions	59,366	57,467	1,899	3.3%

Fees for customer services	21,560	26,122	(4,562)	(17.5)%
Mortgage revenue	871	1,697	(826)	(48.7)%
Income on bank owned life insurance	3,682	2,716	966	35.6%

Securities income:
Realized net gains (losses) on securities	(207)	52	(259)	(498.1)%
Unrealized net gains (losses) recognized on equity securities	(2,753)	(2,376)	(377)	(15.9)%
Net securities gains (losses)	(2,960)	(2,324)	(636)	(27.4)%

Other income	8,349	12,046	(3,697)	(30.7)%
Total noninterest income	$90,868	$97,724	$(6,856)	(7.0)%

Assets under care as of period end	$11,547,697	$10,748,756	$798,941	7.4%
Total noninterest income was $31.0 million for the three months ended September 30, 2023, an increase of 0.2% from the comparable period in 2022, and was $90.9 million for the nine months ended September 30, 2023, a decrease of 7.0% from the comparable period in 2022. Combined, revenues from wealth management fees and payment technology solutions represented 62.8% and 65.3% of Busey’s noninterest income for the three and nine months ended September 30, 2023, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $19.5 million for the three months ended September 30, 2023, a 10.6% increase from the comparable period in 2022, and was $59.4 million for the nine months ended September 30, 2023, a 3.3% increase from the comparable period in 2022.
Wealth management fees were $14.2 million for the three months ended September 30, 2023, a 13.8% increase from the comparable period in 2022, and were $43.6 million for the nine months ended September 30, 2023, a 2.8% increase from the comparable period for 2022. Busey’s Wealth Management division ended the third quarter of 2023 with $11.5 billion in assets under care, an increase of 7.4% compared to the balance on September 30, 2022. Our portfolio management team continues to produce solid results in the face of volatile markets.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue was $5.2 million for the three months ended September 30, 2023, a 2.9% increase from the comparable period in 2022, and was $15.8 million for the nine months ended September 30, 2023, a 4.8% increase from the comparable period in 2022. Increased merchant processing, lockbox processing, and online bill payment income drove the increases, which were partially offset by reductions in agent and programming income.
Fees for customer services were $7.5 million for the three months ended September 30, 2023, a 1.6% decrease from the comparable period in 2022, and were $21.6 million for the nine months ended September 30, 2023, a 17.5% decrease from the comparable period in 2022. Beginning on July 1, 2022, we became subject to the Durbin Amendment of the Dodd-Frank Act. The Durbin Amendment required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which resulted in a reduction in fee income. Year-over-year declines are attributable primarily to the impact of the Durbin Amendment and modifications implemented to overdraft and non-sufficient funds fee structures.

Mortgage revenue was $0.3 million for the three months ended September 30, 2023, a 29.0% decrease from the comparable period in 2022, and was $0.9 million for the nine months ended September 30, 2023, a 48.7% decrease from the comparable period in 2022. Decreases primarily resulted from declines in mortgage origination and sold-loan mortgage volume. General economic conditions and interest rate volatility may impact fees in future quarters.
Income on bank owned life insurance was $1.0 million for the three months ended September 30, 2023, a 4.5% increase from the comparable period in 2022, and was $3.7 million for the nine months ended September 30, 2023, a 35.6% increase from the comparable period in 2022. Year to date increases resulted from $0.8 million earnings on death proceeds and a $0.2 million increase in the cash surrender value of the insurance policies.
Net securities losses were $0.3 million for the three months ended September 30, 2023, compared to an insignificant amount of net securities gains during the three months ended September 30, 2022. Losses for the three months ended September 30, 2023, were comprised primarily of unrealized net losses recognized on equity securities. Net securities losses were $3.0 million for the nine months ended September 30, 2023, a 27.4% increase from the comparable period in 2022, and were comprised of $0.2 million of realized net losses on securities and $2.8 million of unrealized net losses recognized on equity securities.
Other income was $3.0 million for the three months ended September 30, 2023, a 30.1% decrease from the comparable period in 2022, and was $8.3 million for the nine months ended September 30, 2023, a 30.7% decrease from the comparable period in 2022. Primary drivers of the fluctuation in other income during the three and nine months ended September 30, 2023, included lower income recognized on venture capital investments, reduced gains on commercial loan sales, and declines in swap origination fees, partially offset by increased dividend income on FHLB stock. In addition, gains on fixed asset disposals were lower for the nine months ended September 30, 2023.

Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$39,677	$39,762	$(85)	(0.2)%
Data processing	5,930	5,447	483	8.9%

Premises expenses:
Net occupancy expense of premises	4,594	4,705	(111)	(2.4)%
Furniture and equipment expenses	1,638	1,799	(161)	(8.9)%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,232	6,504	(272)	(4.2)%

Professional fees	1,542	1,579	(37)	(2.3)%
Amortization of intangible assets	2,555	2,871	(316)	(11.0)%
Interchange expense	1,786	1,574	212	13.5%
FDIC insurance	1,475	882	593	67.2%
Other expense	11,748	12,117	(369)	(3.0)%
Total noninterest expense	$70,945	$70,736	$209	0.3%

Income taxes	$6,824	$8,477	$(1,653)	(19.5)%
Effective income tax rate	18.2%	19.2%	(100) bps

Efficiency ratio[1]	62.4%	57.6%	480 bps
Adjusted efficiency ratio[1]	62.3%	56.8%	550 bps
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$119,867	$117,226	$2,641	2.3%
Data processing	17,472	15,800	1,672	10.6%

Premises expenses:
Net occupancy expense of premises	13,896	14,492	(596)	(4.1)%
Furniture and equipment expenses	5,065	5,874	(809)	(13.8)%
Combined, net occupancy expense of premises and furniture and equipment expenses	18,961	20,366	(1,405)	(6.9)%

Professional fees	4,573	4,693	(120)	(2.6)%
Amortization of intangible assets	7,953	8,833	(880)	(10.0)%
Interchange expense	5,509	4,606	903	19.6%
FDIC insurance	4,483	3,108	1,375	44.2%
Other expense	31,735	35,572	(3,837)	(10.8)%
Total noninterest expense	$210,553	$210,204	$349	0.2%

Income taxes	$23,873	$22,121	$1,752	7.9%
Effective income tax rate	19.8%	19.1%	70 bps

Efficiency ratio[1]	60.0%	60.3%	(30) bps
Adjusted efficiency ratio[1]	60.0%	59.7%	30 bps

Full-time equivalent associates as of period-end	1,484	1,513	(29)	(1.9)%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $70.9 million for the three months ended September 30, 2023, a 0.3% increase from the comparable period in 2022, and was $210.6 million for the nine months ended September 30, 2023, a 0.2% increase from the comparable period in 2022. During a time of decades-high inflation, we have effectively managed our noninterest expense, and have been purposeful in our efforts to rationalize our expense base given our economic outlook and our view on the future of banking.
Salaries, wages, and employee benefits were $39.7 million for the three months ended September 30, 2023, a 0.2% decrease from the comparable period in 2022, and were $119.9 million for the nine months ended September 30, 2023, a 2.3% increase from the comparable period in 2022. Our total associate base consisted of 1,484 full-time equivalents as of September 30, 2023, compared to 1,513 at September 30, 2022. Current trends continue to reflect a competitive labor market, maintaining pressure on costs related to attracting and maintaining our skilled workforce.
Data processing expense was $5.9 million for the three months ended September 30, 2023, a 8.9% increase from the comparable period in 2022, and was $17.5 million for the nine months ended September 30, 2023, a 10.6% increase from the comparable period in 2022. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.2 million for the three months ended September 30, 2023, a 4.2% decrease from the comparable period in 2022, and $19.0 million for the nine months ended September 30, 2023, a 6.9% decrease from the comparable period in 2022. Decreases were primarily attributable to declines in depreciation expense, lease costs, and taxes.

Professional fees were $1.5 million for the three months ended September 30, 2023, a 2.3% decrease from the comparable period in 2022. The decrease was primarily attributable to reduced consulting fees during the quarter, partially offset by increased legal and payroll service fees. Professional fees were $4.6 million for the nine months ended September 30, 2023, a 2.6% decrease from the comparable period in 2022. The decrease was primarily attributable to a recapture of legal expenses related to the payoff of a large classified asset in the second quarter of 2023, partially offset by increases in payroll service and audit fees.
Amortization of intangible assets was $2.6 million for the three months ended September 30, 2023, an 11.0% decrease from the comparable period in 2022, and $8.0 million for the nine months ended September 30, 2023, a 10.0% decrease from the comparable period for 2022, due to the use of an accelerated amortization methodology.
Interchange expense was $1.8 million for the three months ended September 30, 2023, a 13.5% increase from the comparable period in 2022, and was $5.5 million for the nine months ended September 30, 2023, a 19.6% increase from the comparable period in 2022. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.
FDIC insurance expense was $1.5 million for the three months ended September 30, 2023, a 67.2% increase from the comparable period in 2022, and $4.5 million for the nine months ended September 30, 2023, a 44.2% increase from the comparable period in 2022. Increases were the result of an FDIC final rule to increase the initial base deposit insurance assessment rate applicable to all depository institutions by two basis points beginning in 2023.
Other expense was $11.7 million for the three months ended September 30, 2023, a 3.0% decrease from the comparable period in 2022, and was $31.7 million for the nine months ended September 30, 2023, a 10.8% decrease from the comparable period in 2022. Decreases were across multiple expense categories as a result of expense discipline.
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 62.4% for the three months ended September 30, 2023, compared to 57.6% for the same period in 2022, and was 60.0% for the nine months ended September 30, 2023, compared to 60.3% for the same period in 2022.
Our adjusted efficiency ratio2 was 62.3% for the three months ended September 30, 2023, compared to 56.8% for the same period in 2022, and was 60.0% for the nine months ended September 30, 2023, compared to 59.7% for the same period in 2022.
Taxes
Effective income tax rates of 18.2% and 19.8% for the three and nine months ended September 30, 2023, respectively, were lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various tax credits. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of September 30, 2023, we were not under examination by any tax authority; however, we have received an inquiry from the State of Illinois regarding our prior franchise tax filings. In the event the Company is required to amend our prior franchise tax filings, we could incur additional expenses.
2 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our Consolidated Balance Sheets (Unaudited) are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022	Change	% Change
Assets
Debt securities available for sale	$2,182,841	$2,461,393	$(278,552)	(11.3)%
Debt securities held to maturity	882,614	918,312	(35,698)	(3.9)%
Portfolio loans, net of ACL	7,764,450	7,634,094	130,356	1.7%
Total assets	$12,258,250	$12,336,677	$(78,427)	(0.6)%

Liabilities
Deposits:
Noninterest-bearing	$2,918,574	$3,393,666	$(475,092)	(14.0)%
Interest-bearing	7,413,788	6,677,614	736,174	11.0%
Total deposits	10,332,362	10,071,280	261,082	2.6%
Securities sold under agreements to repurchase	183,702	229,806	(46,104)	(20.1)%
Short-term borrowings	12,000	351,054	(339,054)	(96.6)%
Subordinated notes, net of unamortized issuance costs	222,666	222,038	628	0.3%
Total liabilities	$11,068,092	$11,190,700	$(122,608)	(1.1)%

Stockholders’ equity	$1,190,158	$1,145,977	$44,181	3.9%
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
Geographic distributions of portfolio loans, based on originations, by category and class were as follows (dollars in thousands):

	September 30, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,486,278	$384,978	$26,368	$45,825	$1,943,449
Commercial real estate	2,269,230	692,680	222,827	169,016	3,353,753
Real estate construction	318,865	90,541	59,477	58,715	527,598
Total commercial loans	4,074,373	1,168,199	308,672	273,556	5,824,800
Retail loans
Retail real estate	1,278,795	228,397	128,646	79,607	1,715,445
Retail other	311,326	1,877	1,367	1,345	315,915
Total retail loans	1,590,121	230,274	130,013	80,952	2,031,360
Total portfolio loans	$5,664,494	$1,398,473	$438,685	$354,508	$7,856,160
ACL					(91,710)
Portfolio loans, net of ACL					$7,764,450

	December 31, 2022
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,401,165	$466,904	$52,925	$53,160	$1,974,154
Commercial real estate	2,180,767	680,532	220,939	179,635	3,261,873
Real estate construction	326,154	131,782	31,212	41,321	530,469
Total commercial loans	3,908,086	1,279,218	305,076	274,116	5,766,496
Retail loans
Retail real estate	1,253,069	210,048	122,397	71,568	1,657,082
Retail other	296,719	2,565	1,788	1,052	302,124
Total retail loans	1,549,788	212,613	124,185	72,620	1,959,206
Total portfolio loans	$5,457,874	$1,491,831	$429,261	$346,736	$7,725,702
ACL					(91,608)
Portfolio loans, net of ACL					$7,634,094

Busey generated $130.5 million, or 1.7%, in net loan growth during the nine months ended September 30, 2023. Reported loan growth figures over that period have been dampened by a $146.6 million decline in line utilization, consistent with trends seen across the industry, as well as a $47.5 million reduction in classified assets achieved by Busey over the same period. Changes in portfolio loan balances were as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022	Change	% Change
Commercial loans
Commercial	$1,943,449	$1,974,154	$(30,705)	(1.6)%
Commercial real estate	3,353,753	3,261,873	91,880	2.8%
Real estate construction	527,598	530,469	(2,871)	(0.5)%
Total commercial loans	5,824,800	5,766,496	58,304	1.0%
Retail loans
Retail real estate	1,715,445	1,657,082	58,363	3.5%
Retail other	315,915	302,124	13,791	4.6%
Total retail loans	2,031,360	1,959,206	72,154	3.7%
Total portfolio loans	7,856,160	7,725,702	130,458	1.7%
ACL	(91,710)	(91,608)	(102)	(0.1)%
Portfolio loans, net of ACL	$7,764,450	$7,634,094	$130,356	1.7%
Excluding the amortized cost of PPP loans, changes in commercial loan balances were as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022	Change	% Change
Total commercial loans	$5,824,800	$5,766,496	$58,304	1.0%
Less: PPP loans amortized cost	(598)	(845)	247	29.2%
Commercial loan balances, excluding PPP loans	$5,824,202	$5,765,651	$58,551	1.0%
As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters. This posture will continue to impact loan growth, which we expect to remain modest over the next several quarters.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for credit losses	$364	$2,364	$1,944	$3,764

The ACL and the ratio of ACL to portfolio loan balances is presented below by loan category and class, as of each of the dates indicated (dollars in thousands):

	As of September 30, 2023			As of December 31, 2022
	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
Commercial	$1,943,449	$22,633	1.16%	$1,974,154	$23,860	1.21%
Commercial real estate	3,353,753	34,691	1.03%	3,261,873	38,299	1.17%
Real estate construction	527,598	5,206	0.99%	530,469	6,457	1.22%
Total commercial	5,824,800	62,530	1.07%	5,766,496	68,616	1.19%
Retail
Retail real estate	1,715,445	25,333	1.48%	1,657,082	18,193	1.10%
Retail other	315,915	3,847	1.22%	302,124	4,799	1.59%
Total retail	2,031,360	29,180	1.44%	1,959,206	22,992	1.17%
Total	$7,856,160	$91,710	1.17%	$7,725,702	$91,608	1.19%
As of September 30, 2023, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, prepayment speeds, credit performance trends, portfolio duration, and other factors.
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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022	Change	% Change
Portfolio loans	$7,856,160	$7,725,702	$130,458	1.7%
Loans 30 – 89 days past due	5,934	6,548	(614)	(9.4)%
Total assets	12,258,250	12,336,677	(78,427)	(0.6)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$11,298	$15,067	$(3,769)	(25.0)%
Loans 90+ days past due and still accruing	709	673	36	5.3%
Total non-performing loans	12,007	15,740	(3,733)	(23.7)%
OREO and other repossessed assets	96	850	(754)	(88.7)%
Total non-performing assets	12,103	16,590	(4,487)	(27.0)%
Substandard (excludes 90+ days past due)	47,518	90,489	(42,971)	(47.5)%
Classified assets	$59,621	$107,079	$(47,458)	(44.3)%

ACL	$91,710	$91,608	$102	0.1%
Bank Tier 1 Capital	1,356,565	1,306,716	49,849	3.8%

Ratios
ACL to portfolio loans	1.17%	1.19%	(2) bps
ACL to non-accrual loans	811.74%	608.00%	20,374 bps
ACL to non-performing loans	763.80%	582.01%	18,179 bps
ACL to non-performing assets	757.75%	552.19%	20,556 bps
Non-accrual loans to portfolio loans	0.14%	0.20%	(6) bps
Non-performing loans to portfolio loans	0.15%	0.20%	(5) bps
Non-performing assets to total assets	0.10%	0.13%	(3) bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.15%	0.21%	(6) bps
Classified assets to Bank Tier 1 Capital and ACL	4.12%	7.66%	(354) bps
Asset quality remains strong by both historical and current industry trends, and our operating mandate and focus have been on emphasizing credit quality over asset growth. Non-performing loan balances decreased by 23.7% to $12.0 million as of September 30, 2023, compared to $15.7 million as of December 31, 2022. We saw a 44.3% decline in classified assets from $107.1 million as of December 31, 2022 to $59.6 million as of September 30, 2023. Classified assets represented 4.1% of the Busey Bank’s Tier 1 Capital and reserves at September 30, 2023, down from 7.7% at December 31, 2022. Continued disciplined credit management resulted in non-performing loans as a percentage of portfolio loans of 0.15% as of September 30, 2023, compared to 0.20% as of December 31, 2022. Meanwhile, non-performing assets declined to 0.10% of total assets at September 30, 2023, from 0.13% at December 31, 2022. Our allowance for credit losses provided 757.7% coverage of our non-performing assets at September 30, 2023, up from 552.2% at December 31, 2022.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.

Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased to $47.5 million as of September 30, 2023, compared to $89.2 million as of December 31, 2022. Management continues to monitor these loans and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of September 30, 2023, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
COVID-19 Modifications
To alleviate some of the financial hardships faced as a result of COVID-19, Busey offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. We had no commercial or retail loans remaining in the program as of September 30, 2023. In comparison, we had eight payment deferred commercial loans totaling $20.6 million that were on interest-only payment terms, and one payment deferred retail loans totaling $0.1 million as of December 31, 2022.
Deposits
Total deposits increased by 2.6% to $10.3 billion as of September 30, 2023, compared to $10.1 billion as of December 31, 2022. Growth in our deposit base coupled with cash flows from our securities portfolio allows us to fund loan growth while limiting our reliance on higher cost wholesale funding alternatives. We focus on deepening our relationships with customers to maintain and protect our strong core deposit3 franchise. As of September 30, 2023, our average customer tenure was 16.4 years for retail customers and 12.3 years for commercial customers. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 96.6% of total deposits as of September 30, 2023, compared to 98.8% as of December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average liquid assets
Cash and due from banks	$119,874	$123,480	$117,977	$123,881
Interest-bearing bank deposits	132,856	207,917	119,393	331,664
Total average liquid assets	$252,730	$331,397	$237,370	$455,545

Average liquid assets as a percent of average total assets	2.1%	2.6%	1.9%	3.6%
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Cash and unencumbered securities on our Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Cash and unencumbered securities
Total cash and cash equivalents	$337,919	$227,164
Debt securities available for sale	2,182,841	2,461,393
Debt securities available for sale pledged as collateral	(621,740)	(746,675)
Cash and unencumbered securities	$1,899,020	$1,941,882
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, and our revolving credit facility, as summarized in the table below (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Additional borrowing capacity available from:
FHLB	$1,785,012	$1,765,388
Federal Reserve Bank	710,198	659,680
Federal funds purchased	482,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,017,710	$2,947,568
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.
As of September 30, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Outstanding loan commitments and standby letters of credit	$2,167,785	$2,024,777
Reserve for unfunded commitments	6,244	6,601

The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for unfunded commitments expense (release)	$13	$(320)	$(357)	$525
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of September 30, 2023:

	Minimum Capital Requirements with Capital Buffer	As of September 30, 2023
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.52%	14.89%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.33%	14.89%
Total Capital to Risk Weighted Assets	10.50%	16.72%	15.81%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	10.08%	11.26%
For further discussion of capital resources and requirements, see “Note 7: Regulatory Capital.”

NON-GAAP FINANCIAL INFORMATION
This Quarterly Report contains certain financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP financial measures and non-GAAP ratios, together with the related GAAP financial measures, in analysis of Busey’s performance and in making business decisions, as well as for comparison to Busey’s peers. We believe the adjusted measures are useful for investors and management to understand the effects of certain non-core and non-recurring noninterest items and provide additional perspective on our performance over time.
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
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
PRE-PROVISION NET REVENUE
Net interest income		$77,791	$86,305	$242,318	$232,289
Total noninterest income		31,008	30,933	90,868	97,724
Net security (gains) losses		285	(4)	2,960	2,324
Total noninterest expense		(70,945)	(70,736)	(210,553)	(210,204)
Pre-provision net revenue		38,139	46,498	125,593	122,133
Non-GAAP adjustments:
Acquisition and other restructuring expenses		79	957	91	2,095
Provision for unfunded commitments		13	(320)	(357)	525
Amortization of New Markets Tax Credits		2,260	1,665	6,740	4,668
Adjusted pre-provision net revenue		$40,491	$48,800	$132,067	$129,421

Pre-provision net revenue, annualized	[a]	$151,312	$184,476	$167,917	$163,291
Adjusted pre-provision net revenue, annualized	[b]	160,644	193,609	176,573	173,035
Average total assets	[c]	12,202,783	12,531,856	12,225,232	12,547,816

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.24%	1.47%	1.37%	1.30%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.32%	1.54%	1.44%	1.38%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$30,666	$35,661	$96,816	$93,924
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		—	—	—	587
Data processing		—	—	—	214
Professional fees, occupancy, and other		79	4	91	242
Other restructuring expenses:
Loss on leases or fixed asset impairment		—	877	—	976
Professional fees, occupancy, and other		—	76	—	76
Related tax benefit[1]		(15)	(183)	(18)	(399)
Adjusted net income	[b]	$30,730	$36,435	$96,889	$95,620

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,315,492	56,073,164	56,230,624	56,123,756

Reported: Diluted earnings per share	[a÷c]	$0.54	$0.64	$1.72	$1.67
Adjusted: Diluted earnings per share	[b÷c]	$0.55	$0.65	$1.72	$1.70

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$121,664	$141,481	$129,443	$125,576
Adjusted net income, annualized	[e]	121,918	144,552	129,540	127,844
Average total assets	[f]	12,202,783	12,531,856	12,225,232	12,547,816

Reported: Return on average assets[2]	[d÷f]	1.00%	1.13%	1.06%	1.00%
Adjusted: Return on average assets[2]	[e÷f]	1.00%	1.15%	1.06%	1.02%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,208,407	$1,181,448	$1,195,858	$1,219,645
Average goodwill and other intangible assets, net		(358,025)	(368,981)	(360,654)	(371,873)
Average tangible common equity	[g]	$850,382	$812,467	$835,204	$847,772

Reported: Return on average tangible common equity[2]	[d÷g]	14.31%	17.41%	15.50%	14.81%
Adjusted: Return on average tangible common equity[2]	[e÷g]	14.34%	17.79%	15.51%	15.08%
___________________________________________
1.The year-to-date tax benefits were calculated by multiplying year-to-date acquisition expenses and other restructuring expenses by the effective tax rates for the year-to-date periods. The annual effective tax rates used in this calculation were 19.8% for the nine months ended September 30, 2023, and 19.1% for the nine months ended September 30, 2022. Quarterly tax benefits were calculated as the year-to-date amounts less the sum of amounts applied to previous quarters.
2.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Net interest income		$77,791	$86,305	$242,318	$232,289
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		553	543	1,672	1,635
Tax-equivalent net interest income		78,344	86,848	243,990	233,924
Purchase accounting accretion related to business combinations		(277)	(830)	(1,093)	(2,588)
Adjusted net interest income		$78,067	$86,018	$242,897	$231,336

Tax-equivalent net interest income, annualized	[a]	$310,821	$344,560	$326,214	$312,756
Adjusted net interest income, annualized	[b]	309,722	341,267	324,752	309,295
Average interest-earning assets	[c]	11,118,167	11,497,783	11,142,780	11,550,887

Reported: Net interest margin[2]	[a÷c]	2.80%	3.00%	2.93%	2.71%
Adjusted: Net interest margin[2]	[b÷c]	2.79%	2.97%	2.91%	2.68%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Net interest income		$77,791	$86,305	$242,318	$232,289
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		553	543	1,672	1,635
Tax-equivalent net interest income		78,344	86,848	243,990	233,924

Total noninterest income		31,008	30,933	90,868	97,724
Non-GAAP adjustments:
Net security (gains) losses		285	(4)	2,960	2,324
Noninterest income excluding net securities gains and losses		31,293	30,929	93,828	100,048

Tax-equivalent revenue	[a]	$109,637	$117,777	$337,818	$333,972

Total noninterest expense		$70,945	$70,736	$210,553	$210,204
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(2,555)	(2,871)	(7,953)	(8,833)
Non-interest expense excluding amortization of intangible assets	[c]	68,390	67,865	202,600	201,371
Non-operating adjustments:
Salaries, wages, and employee benefits		—	—	—	(587)
Data processing		—	—	—	(214)
Lease or fixed asset impairment		—	(877)	—	(976)
Professional fees and other		(79)	(80)	(91)	(318)
Adjusted noninterest expense	[f]	68,311	66,908	202,509	199,276
Provision for unfunded commitments		(13)	320	357	(525)
Amortization of New Markets Tax Credits		(2,260)	(1,665)	(6,740)	(4,668)
Adjusted core expense	[g]	$66,038	$65,563	$196,126	$194,083

Noninterest expense, excluding non-operating adjustments	[f-b]	$70,866	$69,779	$210,462	$208,109

Reported: Efficiency ratio	[c÷a]	62.38%	57.62%	59.97%	60.30%
Adjusted: Efficiency ratio	[f÷a]	62.31%	56.81%	59.95%	59.67%
Adjusted: Core efficiency ratio	[g÷a]	60.23%	55.67%	58.06%	58.11%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		September 30, 2023	December 31, 2022
Total stockholders' equity		$1,190,158	$1,145,977
Goodwill and other intangible assets, net		(356,343)	(364,296)
Tangible book value	[a]	$833,815	$781,681

Ending number of common shares outstanding	[b]	55,342,017	55,279,124

Tangible book value per common share	[a÷b]	$15.07	$14.14

Tangible Assets, Tangible Common Equity, and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		September 30, 2023	December 31, 2022
Total assets		$12,258,250	$12,336,677
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(356,343)	(364,296)
Tax effect of other intangible assets[1]		7,354	8,847
Tangible assets[2]	[a]	$11,909,261	$11,981,228

Total stockholders' equity		$1,190,158	$1,145,977
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(356,343)	(364,296)
Tax effect of other intangible assets[1]		7,354	8,847
Tangible common equity[2]	[b]	$841,169	$790,528

Tangible common equity to tangible assets[2]	[b÷a]	7.06%	6.60%
___________________________________________
1.Net of estimated deferred tax liability, calculated using the estimated statutory tax rate of 28%.
2.Tax-effected measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans, Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits
(dollars in thousands)

		As of
		September 30, 2023	December 31, 2022
Portfolio loans	[a]	$7,856,160	$7,725,702
Non-GAAP adjustments:
PPP loans amortized cost		(598)	(845)
Core loans	[b]	$7,855,562	$7,724,857

Total deposits	[c]	$10,332,362	$10,071,280
Non-GAAP adjustments:
Brokered transaction accounts		(6,055)	(1,303)
Time deposits of $250,000 or more		(350,276)	(120,377)
Core deposits	[d]	$9,976,031	$9,949,600

RATIOS
Core loans to portfolio loans	[b÷a]	99.99%	99.99%
Core deposits to total deposits	[d÷c]	96.55%	98.79%
Core loans to core deposits	[b÷d]	78.74%	77.64%

FORWARD-LOOKING STATEMENTS
Statements made in this document, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of Busey’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements. These factors include, among others, the following: (i) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (ii) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the Coronavirus Disease 2019 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the Israeli-Palestinian conflict); (iii) changes in state and federal laws, regulations, and governmental policies concerning Busey's general business (including changes in response to the recent failures of other banks); (iv) changes in accounting policies and practices (v) changes in interest rates and prepayment rates of Busey’s assets (including the impact of the LIBOR phase-out and the recent and potential additional rate increases by the Federal Reserve); (vi) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (vii) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (viii) the loss of key executives or associates; (ix) changes in consumer spending; (x) unexpected results of current and/or future acquisitions, which may include failure to realize the anticipated benefits of any acquisition and the possibility that transaction costs may be greater than anticipated; (xi) unexpected outcomes of existing or new litigation involving Busey; (xii) fluctuations in the value of securities held in our securities portfolio; (xiii) concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients; (xiv) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (xv) the level of non-performing assets on our balance sheets; (xvi) interruptions involving our information technology and communications systems or third-party servicers; (xvii) breaches or failures of our information security controls or cybersecurity-related incidents; and (xviii) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Busey and our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
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
Realized securities gains or losses are reported in the Consolidated Statements of Income (Unaudited). The cost of securities sold is based on the specific identification method.

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

Income Taxes
Busey estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the Consolidated Statements of Income (Unaudited). Accrued and deferred taxes, as reported in other assets or other liabilities in the Consolidated Balance Sheets (Unaudited), represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations, and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.
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
Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions and to structure the Consolidated Balance Sheets (Unaudited) to optimize stability in net interest income in consideration of projected future changes in interest rates.
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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
September 30, 2023	(7.11)%	(5.45)%	(3.66)%	(1.87)%	1.59%	3.21%	4.86%	6.55%
December 31, 2022	(21.24)%	(14.74)%	(8.08)%	(3.95)%	3.05%	6.11%	9.18%	12.27%

	Year-Two: Basis Point Changes
	-400	-300	-200	- 100	+100	+200	+300	+400
September 30, 2023	(10.93)%	(8.11)%	(5.33)%	(2.67)%	1.90%	3.85%	5.86%	7.94%
December 31, 2022	(27.82)%	(19.56)%	(10.76)%	(5.27)%	3.94%	7.91%	11.94%	16.02%
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of September 30, 2023, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
During the third quarter of 2023, Busey purchased 65,123 shares under the repurchase plan. As of September 30, 2023, the Company had 2,037,087 shares that may still be purchased under the plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	9,365	$19.82	9,365	2,092,845
August 1-31, 2023	4,194	$20.01	4,194	2,088,651
September 1-30, 2023	51,564	$19.56	51,564	2,037,087
Three months ended September 30, 2023	65,123	$19.63	65,123

Nine months ended September 30, 2023	110,123	$20.06	110,123
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date: November 2, 2023	FIRST BUSEY CORPORATION (Registrant)

	By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)