Form 10-K
period 2023-12-31
FIRST BUSEY CORP /NV/
filed 2024-02-23
CIK 314489

Table of Content

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Yes ☑  No ☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $1.0 billion, determined using a per share closing price for the registrant’s common stock on that date of $20.10, as quoted on The Nasdaq Global Select Market.
As of February 22, 2024, there were 55,247,094 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of First Busey Corporation to be held May 22, 2024, are incorporated by reference in this Form 10-K in response to Part III.

Table of Content
(This page intentionally left blank)
First Busey Corporation | 2023 — 2

Table of Content
FIRST BUSEY CORPORATION
FORM 10-K ANNUAL REPORT
First Busey Corporation | 2023 — 3

Table of Content
GLOSSARY
We use acronyms, abbreviations, and other terms throughout this Annual Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey Corporation Amended 2020 Equity Incentive Plan
2021 ESPP	First Busey Corporation 2021 Employee Stock Purchase Plan
401(k) Plan	First Busey Corporation Profit Sharing Plan and Trust
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule	Regulations promulgated by U.S. federal banking agencies – the OCC, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act
BHCA	Bank Holding Company Act of 1956, as amended
bps	basis points
CAC	Cummins-American Corp.
CECL	ASU 2016-13, codified as ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance issued jointly by the OCC, the Federal Reserve, and the FDIC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DFPR	Illinois Department of Financial and Professional Regulation
DIF	Deposit Insurance Fund of the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSU	Deferred stock unit
Durbin Amendment	The Durbin Amendment to the Dodd-Frank Act, requiring the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
First Busey Corporation | 2023 — 4

Table of Content

Term	Definition
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
First Busey Risk Management	First Busey Risk Management, Inc.
First Community	First Community Financial Partners, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GAI	Generative Artificial Intelligence
Illinois CRA	Illinois Community Reinvestment Act
ISOS	Illinois Secretary of State
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which assets are carried at amortized historical cost less write-offs and downward fair value adjustments, as may be applicable
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
Nasdaq	National Association of Securities Dealers Automated Quotations
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PCI	Purchased credit impaired
PPP	Paycheck Protection Program
PSU	Performance stock unit
Pulaski	Pulaski Financial Corp.
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
Stock Repurchase Plan	Stock repurchase program approved by First Busey Corporation's board of directors on February 3, 2015
TDR	Troubled debt restructuring
Term Loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
First Busey Corporation | 2023 — 5

PART I
ITEM 1. BUSINESS
Contents of Item 1. Business
ORGANIZATION
First Busey Corporation is a $12.3 billion financial holding company. Organized in Nevada in 1980, First Busey Corporation is headquartered in Champaign, Illinois. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Subsidiaries of First Busey Corporation
Busey conducts the business of banking and provides related banking services, asset management, brokerage, and fiduciary services through Busey Bank, and provides payment technology solutions through FirsTech. Busey also has various other subsidiaries that are not significant to the consolidated entity.
Busey Bank
Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois. Busey Bank has 46 banking centers in Illinois, eight in Missouri, three in southwest Florida, and one in Indianapolis, Indiana.
Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve our customers’ needs. Commercial services include commercial, commercial real estate, real estate construction, and agricultural loans, as well as commercial depository services such as cash management. Retail banking services include residential real estate, home equity lines of credit, consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and individual retirement accounts and other fiduciary services through our banking center, automated teller machines, and technology-based networks.
Busey Bank’s principal sources of income are interest and fees on loans and investments, wealth management fees, service fees, and payment technology solutions revenue. Principal expenses are interest paid on deposits and borrowings and general operating expenses. Busey Bank’s primary markets are central Illinois; northern Illinois, including the Chicago metropolitan area; the St. Louis, Missouri, metropolitan area; southwest Florida; and central Indiana.
First Busey Corporation | 2023 — 6

Table of Contents    Contents of Item 1. Business
Busey Bank provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations through its Wealth Management business. As of December 31, 2023, $12.1 billion of assets were under care. For individuals, Busey Bank provides investment management, trust and estate advisory services, and financial planning. For businesses, it provides investment management, business succession planning, and employee retirement plan services. For foundations, Busey Bank provides investment management, investment strategy consulting, and fiduciary services. Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement. In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.
FirsTech
FirsTech, a wholly-owned subsidiary of Busey Bank, provides comprehensive and innovative payment technology solutions. FirsTech's multi-channel payment platform allows businesses to collect payments from their customers in a variety of ways to enable fast, frictionless payments. Payment method vehicles include text-based mobile bill pay; interactive voice response; electronic payment concentration delivered to Automated Clearing House networks, money management, and credit card networks; walk-in payment processing for customers at retail pay agents; customer service payments made over a telephone; direct debit services; and lockbox remittance processing for customers to make payments by mail. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services. FirsTech's client base represents a diverse set of industries, with a higher concentration in highly regulated industries, such as financial institutions, utility, insurance, and telecommunications industries.
First Busey Risk Management
First Busey Risk Management, previously a wholly-owned subsidiary of First Busey Corporation, incorporated in Nevada, was dissolved on December 18, 2023. It was a captive insurance company that insured against certain risks unique to the operations of First Busey Corporation and its subsidiaries for which insurance may not have been available or economically feasible in the insurance marketplace. First Busey Risk Management pooled resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.
ACQUISITIONS
Over the last several years, Busey completed the following acquisitions as part of our strategy to expand into new service areas and to provide broader coverage in areas where we already maintain a presence:

Acquisition Date	Companies Acquired
January 8, 2015	Herget Financial Corp. and its wholly-owned bank subsidiary, Herget Bank, National Association
April 30, 2016	Pulaski Financial Corp. and its wholly-owned subsidiary, Pulaski Bank, National Association
July 2, 2017	First Community Financial Partners, Inc. and its wholly-owned subsidiary, First Community Financial Bank
October 1, 2017	Mid Illinois Bancorp, Inc. and its wholly-owned subsidiary, South Side Trust & Savings Bank of Peoria
January 31, 2019	The Bank Ed Corp. and its wholly-owned subsidiary, TheBANK of Edwardsville
August 31, 2019	Investors' Security Trust Company
May 31, 2021	Cummins-American Corp. and its wholly-owned subsidiary, Glenview State Bank
Planned for 2024	Merchants and Manufacturers Bank Corporation, and its wholly-owned subsidiary, Merchants and Manufacturers Bank
First Busey Corporation | 2023 — 7

Table of Contents    Contents of Item 1. Business
Further information related to completed acquisitions has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition.
Acquisition of Merchants and Manufacturers Bank Corporation Planned for The Second Quarter of 2024
On November 27, 2023, First Busey Corporation announced the signing of a definitive agreement with M&M, pursuant to which Busey will acquire M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership will add M&M’s Life Equity Loan® products to Busey’s existing suite of services, and expand Busey’s presence in the Chicago Metropolitan Statistical Area.
Under the terms of the merger agreement, M&M’s stockholders will have the right to receive for each share of M&M common stock, at the election of each stockholder and subject to proration and adjustment, either (1) $117.74 in cash, (2) 5.7294 shares of Busey common stock, or (3) mixed consideration of $34.55 in cash and 4.0481 shares of Busey common stock, with total consideration to consist of approximately 71% stock and 29% cash. Based upon Busey’s 20‑day volume-weighted average closing price as of November 24, 2023, the aggregate implied transaction value is approximately $41.6 million.
The merger is expected to be finalized in the second quarter of 2024, subject to customary closing conditions and required approvals, including regulatory approvals and the approval of M&M’s stockholders. It is anticipated that M&M Bank will be merged with and into Busey Bank at a date following the completion of the merger. At the time of the bank merger, M&M Bank’s banking centers will become banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which is expected to be closed in connection with the bank merger.
See “Note 23. Acquisitions” in the Notes to the Consolidated Financial Statements for further information relating to this acquisition.
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
First Busey Corporation | 2023 — 8

Table of Contents    Contents of Item 1. Business
Market Competition
Busey Bank competes actively with national and state banks, savings and loan associations, and credit unions for deposits and loans mainly in Illinois; the St. Louis, Missouri, metropolitan area; southwest Florida; and central Indiana. Busey Bank competes for real estate and other loans primarily on the basis of type of loan, interest rates and loan fees, and the quality of services provided. Busey Bank and FirsTech compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, payment technology solution companies, financial technology companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, wealth management, and other products and services.
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
Based on information obtained from the FDIC Summary of Deposits dated June 30, 2023, the most recent report available, out of 366 financial institutions headquartered in the State of Illinois, Busey Bank ranked fourth in total deposits within the Illinois market. Further, Busey Bank ranked in the top 10 in total deposits in nine Illinois counties:

As of June 30, 2023
County	Busey Bank Market Share Ranking
Champaign	1
Macon	1
Madison	1
Grundy	3
St. Clair	3
Tazewell	3
McLean	4
Peoria	4
Will	8
First Busey Corporation | 2023 — 9

Table of Contents    Contents of Item 1. Business
HUMAN CAPITAL
Busey is built upon a strong commitment to associate, customer, stockholder, and community experiences with our associates as the cornerstone of this unwavering commitment. Busey’s vision, Service Excellence in Everything We Do, starts with dedication to our associates. We are deeply humbled to be consistently recognized nationally and locally throughout our footprint, including being named among America’s Best Banks by Forbes and the Best Banks to Work For by American Banker since 2016; the Best Places to Work in Money Management by Pension and Investments since 2018; and a Leading Disability Employer by the National Organization on Disability. Locally, Busey has been voted as a Best Places to Work in Illinois since 2016 and a Best Company to Work For in Florida since 2017. From exceeding the needs of customers and colleagues to serving our communities selflessly, our associates show unmatched dedication to Busey. Their shared experiences are what make these and other awards possible. Since we opened our doors over 155 years ago, we have maintained our core values, creating a strong foundation and shaping our inclusive culture.
Busey remains committed to bringing diversity and inclusion to our organization, the banking profession, and the communities where we live and work. Busey is dedicated to attracting and retaining talent across a variety of backgrounds and experiences. A diverse team—one with varying beliefs and opinions—promotes productivity, creativity, and innovation, while better meeting and exceeding the needs of a diverse customer base. Recruiting, supporting, and retaining a diversified workforce with varying perspectives and ideas, while having an inclusive culture, is the foundation of our core values—One Busey. Our endeavors in this regard are reported to the Employee Benefit and Compensation Committee, as well as the Board's Enterprise Risk Committee, which hold the organization accountable to this core value at the highest levels of management. We maintain an Affirmative Action Plan, the results of which are reviewed by these same groups. Busey supports and empowers women in the workplace as reflected in our gender-diverse workforce. In 2023, women comprised 59% of Busey's total number of associates, and made up 37% of our senior leadership, providing meaningful contributions not only within the organization but throughout the communities we serve.
Associate engagement is an important barometer of our cultural health. We regularly solicit feedback to understand the views of our associates about their work environment and Busey’s culture. The results from engagement surveys are used to implement programs and processes designed to enhance engagement and improve the associate experience. With a strong 91% participation rate and an approach focused on continuous improvement, 2022 results increased to the highest scores in Busey’s history. One such way to keep associates informed and engaged is through our quarterly update calls, which are conducted by Busey leadership. These calls provide important information about the financial health of the Company, but more importantly they provide a cultural touchpoint to solidify Busey’s commitment to our number one asset – our associates. A tenet of our engaged culture is a commitment to investing in associates through unique, award-winning training and development programs. In 2023, 55% of our associate base engaged in talent and leadership development programs. Since 2017, Busey has been a proud recipient of the Association for Talent Development’s BEST Award, which is presented to organizations that demonstrate enterprise-wide success as a result of employee talent development.
Additionally, we care about the health and well-being of our associates and their families, as evidenced by a strong investment and a 96% participation rate in our innovative, holistic health and wellness program, B Well. Investments in B Well include a stress management and mental wellness component, lifesaving biometric screenings, a corporate health and wellness coach, onsite wellness center, health club reimbursements, on-demand wellness streaming service and Health Savings Account investments funded by the Company. In 2023, Busey was honored to be recognized among the 2022 Illinois' Healthiest Employers by global health insurer Cigna and Crain’s Content Studio, marking the fifth year the Company was named among this elite group.
First Busey Corporation | 2023 — 10

Table of Contents    Contents of Item 1. Business
As of December 31, 2023, Busey and our subsidiaries had a total of 1,479 full-time equivalents. Geographic distribution of our associates is as follows:

	As of December 31, 2023
	Full-time	Part-time	Total
Busey associates by state
Illinois	1,094	80	1,174
Missouri	179	5	184
Florida	93	—	93
Indiana	28	—	28
Remote	42	1	43
Total number of associates	1,436	86	1,522

Full-time equivalents	1,436	43	1,479
CORPORATE GOVERNANCE
Information about Busey’s Board of Directors and Executive Officers is presented under “Officers & Directors” on Busey’s Investor Relations website at ir.busey.com. Additionally, a listing of Busey’s executive officers is presented in Part III, Item 10 of this Form 10‑K under the caption “Executive Officers.”
Busey has adopted a code of ethics applicable for all of our associates, officers, and directors. The text of this code of ethics is presented under “Governance Documents” on Busey’s Investor Relations website at ir.busey.com.
Reference to Busey’s Investor Relations website does not constitute incorporation by reference of the information contained on the website and it should not be considered part of this document.
SUPERVISION, REGULATION, AND OTHER FACTORS
General
FDIC-insured institutions, like Busey Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law. As a result, Busey’s growth and earnings performance may be affected not only by management decisions, competitive dynamics, and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPR, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Treasury have an impact on Busey’s business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to Busey’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of Busey’s business; the kinds and amounts of investments First Busey and Busey Bank may make; required capital levels relative to assets; the nature and amount of collateral for loans; the establishment of branches; the ability to merge, consolidate and acquire; dealings with First Busey’s and Busey Bank’s insiders and affiliates; and Busey’s payment of dividends.
First Busey Corporation | 2023 — 11

Table of Contents    Contents of Item 1. Business
In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act in 2010, Busey experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers (at the time, those with assets of $50 billion and greater), certain provisions of the law triggered at $10 billion in assets and the influence of other provisions filtered down in varying degrees to community banks over time, causing Busey’s compliance and risk management processes, and the costs thereof, to increase. The Regulatory Relief Act provided meaningful relief for banks and their holding companies that were not considered systemically important (amended to be those with assets under $250 billion). However, the $10 billion threshold remained in place for certain Dodd-Frank Act reforms that are applicable to Busey, as discussed below.
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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Busey and Busey Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to particular statutory and regulatory provisions.
The $10 billion Threshold
As indicated in the introduction above, the Dodd-Frank Act included a number of requirements that triggered when a banking entity crossed over $10 billion in assets. Those included requirements for stress testing capital, maintenance of a risk committee, adherence to the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds, limitations on interchange fees for certain debit transactions, clearing of swap agreements, and examination and enforcement related to consumer financial services by the CFPB, in addition to a number of heightened reporting requirements. The Regulatory Relief Act eliminated the stress test and risk committee requirements for banking entities between $10 billion and $50 billion, but the other Dodd-Frank regulations and reporting requirements were not changed.
Busey crossed the $10 billion threshold in 2020. The material consequences to Busey of crossing the $10 billion threshold are as follows:
Interchange Fees
The Durbin Amendment to the Dodd-Frank Act required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions. Interchange fees, also known as “swipe” fees, are charges that merchants pay to card-issuing banks, such as Busey Bank, for processing electronic payment transactions. The Federal Reserve set the maximum interchange fee at 21 cents, plus five basis points of the transaction value. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. Fee limits imposed by the Durbin Amendment are applicable to any banking entity with over $10 billion in assets and became applicable to Busey Bank on July 1, 2022, following a six-month transition period. Compliance with the Durbin Amendment has reduced Busey Bank’s earnings on the covered debit transactions.
First Busey Corporation | 2023 — 12

Table of Contents    Contents of Item 1. Business
Volcker Rule
The Volcker Rule (also a part of the Dodd-Frank Act) restricts the ability of banking entities (holding companies and their affiliates) with over $10 billion in assets to sponsor or invest in private funds, or to engage in certain types of proprietary trading. In October 2019, the Federal Reserve, OCC, FDIC, Commodity Futures Trading Commission, and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements, and exemptions. Banking entities have two years (with a possibility of extensions) to comply with the Volcker requirements after crossing the $10 billion threshold. Busey does not materially engage in the activities prohibited by the Volcker Rule; therefore, the application of the rule will not have a material effect on Busey’s operations.
CFPB Examination and Enforcement
Although most of the CFPB’s rules issued under federal consumer financial protection laws are applicable to all providers of consumer financial services, the CFPB only has examination and enforcement authority over banks with more than $10 billion in assets (measured over four consecutive quarters). Busey Bank is under CFPB oversight for consumer banking transactions, and continues to be examined for compliance with consumer laws by its primary federal regulatory agency, the FDIC.
Clearing Swaps Agreements
Banks with over $10 billion in assets are required to clear swaps agreements on exchanges. Busey Bank began to comply with the exchange requirement beginning in 2021.
Risk Committee
The Dodd Frank Act required publicly traded bank holding companies with more than $10 billion in total consolidated assets to establish and maintain a risk committee. Pursuant to the Federal Reserve’s final rules issued under the Regulatory Relief Act, that threshold was increased to $50 billion. Although it is not yet required to have a risk committee in place, Busey established a committee comprised of holding company directors in 2018 to oversee risk matters in preparation for future growth.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses. These requirements directly affects Busey’s earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.
First Busey Corporation | 2023 — 13

Table of Contents    Contents of Item 1. Business
Capital Levels
Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” Beginning in 1989, capital guidelines for U.S. banks have been based upon international capital accords, known as “Basel” rules, adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule
U.S. federal banking agencies adopted the Basel III Rule in regulations that were effective (with a number of phase-ins) in 2015. The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. First Busey and Busey Bank are each subject to the Basel III Rule as described below.
Risk-Weighting Assets
Three of the required Basel III capital ratios, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of so-called “risk weights,” which was introduced in the first Basel accord, bank assets were divided into four basic risk-weighted categories of zero, 20, 50, and 100%. Basel III required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by Basel I in assigning assets to risk-weight categories, it significantly increases the categories and adds conditions. Risk weights were established as high as 250% for certain commercial real estate exposures, and higher for certain derivatives. The assignment of risk weights continues to be under review by the banking agencies and has culminated in an initiative called “Basel III: Endgame,” which, as proposed, would only apply to banks with $100 billion in assets or more and would not impact Busey.
Minimum Capital Ratio Requirements
Basel III also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but in requiring that forms of capital be of higher quality to absorb loss, it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule requires minimum capital ratios as follows:
•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
First Busey Corporation | 2023 — 14

Table of Contents    Contents of Item 1. Business
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
Capital Conservation Buffer
In addition, institutions that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well-Capitalized Requirements
The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (1) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (2) qualify for expedited processing of other required notices or applications; and (3) accept, roll-over or renew brokered deposits. Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
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
As of December 31, 2023: (1) Busey Bank was not subject to a directive from the FDIC to increase its capital, and (2) Busey Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2023, First Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized. First Busey also is in compliance with the capital conservation buffer.
First Busey Corporation | 2023 — 15

Table of Contents    Contents of Item 1. Business
Prompt Corrective Action
The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (1) requiring the institution to submit a capital restoration plan; (2) limiting the institution’s asset growth and restricting its activities; (3) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (4) restricting transactions between the institution and its affiliates; (5) restricting the interest rate that the institution may pay on deposits; (6) ordering a new election of directors of the institution; (7) requiring that senior executive officers or directors be dismissed; (8) prohibiting the institution from accepting deposits from correspondent banks; (9) requiring the institution to divest certain subsidiaries; (10) prohibiting the payment of principal or interest on subordinated debt; and (11) ultimately, appointing a receiver for the institution.
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
First Busey Corporation | 2023 — 16

Table of Contents    Contents of Item 1. Business
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity, or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. First Busey Corporation has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, First Busey and Busey Bank must be well-capitalized, well-managed, and Busey Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Dividend Payments
First Busey Corporation's ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey Corporation is subject to the limitations of Nevada law, which allows First Busey Corporation to pay dividends unless, after such dividend, (1) First Busey Corporation would not be able to pay its debts as they become due in the usual course of business or (2) First Busey Corporation’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey Corporation were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.
First Busey Corporation | 2023 — 17

Table of Contents    Contents of Item 1. Business
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (1) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
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
The interagency guidance recognized three core principles. Effective incentive plans should: (1) provide employees incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk-management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations, like First Busey, that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.
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
First Busey Corporation | 2023 — 18

Table of Contents    Contents of Item 1. Business
Corporate Governance
The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments and by authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
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
Deposit Insurance
As an FDIC-insured institution, Busey Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like Busey Bank that are not considered large and highly complex banking organizations, the risk classification is based on examination ratings and financial ratios. A bank’s assessment is then calculated by multiplying its assessment rate by its assessment base (average consolidated total assets minus its average tangible equity). The total base assessment rates currently range from 1.5 basis points to 30 basis points on an annualized basis. However, the maximum rate is 18 basis points for financial institutions in the top two categories of examination composite ratings.
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rule making. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semi-annual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of 2023 (January 1 through March 31, 2023).
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022, reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Busey Bank was not subject to this assessment due to uninsured deposits being below the $5 billion exclusion threshold.
First Busey Corporation | 2023 — 19

Table of Contents    Contents of Item 1. Business
Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets. During the year ended December 31, 2023, Busey Bank paid supervisory assessments to the DFPR totaling approximately $0.7 million.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
Liquidity Requirements
Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality, liquid assets to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain on the financial industry. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like Busey Bank.
The primary role of liquidity risk management is to: (1) prospectively assess the need for funds to meet obligations; and (2) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not, and will not, apply to Busey Bank, management continues to review its liquidity risk management framework in light of regulatory and industry developments.
Dividend Payments
The primary source of funds for First Busey Corporation is dividends from Busey Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, the FDIC and the DFPR may prohibit the payment of dividends by Busey Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.
First Busey Corporation | 2023 — 20

Table of Contents    Contents of Item 1. Business
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
Insider Transactions
Busey Bank is subject to certain restrictions imposed by federal law on “covered transactions” between Busey Bank and its “affiliates.” First Busey Corporation is an affiliate of Busey Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to First Busey Corporation, investments in the stock or other securities of First Busey Corporation, and the acceptance of the stock or other securities of First Busey Corporation as collateral for loans made by Busey Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
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
First Busey Corporation | 2023 — 21

Table of Contents    Contents of Item 1. Business
During the past decade, bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities, and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified by the Company for 2024 are discussed under “Item 1A. Risk Factors” below. Busey Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Branching Authority
Illinois banks, such as Busey Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. Federal law permits state and national banks to merge with banks in other states subject to: (1) regulatory approval; (2) federal and state deposit concentration limits; and (3) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.
Community Reinvestment Act Requirements
The CRA requires Busey Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess Busey Bank’s record of meeting the credit needs of its communities in dedicated examinations. Applications for acquisitions are affected by the evaluation of Busey Bank’s effectiveness in meeting its CRA requirements.
First Busey Corporation | 2023 — 22

Table of Contents    Contents of Item 1. Business
On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize CRA regulations (the "CRA Rule"), some of which is effective beginning April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (1) to expand access to credit, investment, and basic banking services in low and moderate-income communities; (2) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (3) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluations and clarifying eligible CRA activities focused on low- and moderate-income communities and under-served rural communities; (4) to tailor CRA rules and data collection to bank size and business model; and (5) to maintain a unified approach among the regulators. Management of Busey Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.
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
Anti-Money Laundering/Countering the Financing of Terrorism
The Bank Secrecy Act is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. These laws and regulations are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism regime under the Bank Secrecy Act provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (1) customer identification programs; (2) money laundering; (3) terrorist financing; (4) identifying and reporting suspicious activities and currency transactions; (5) currency crimes; and (6) cooperation between FDIC-insured institutions and law enforcement authorities.
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern. The interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (1) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (2) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. Federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2023, Busey Bank did not exceed these guidelines.
First Busey Corporation | 2023 — 23

Table of Contents    Contents of Item 1. Business
Consumer Financial Services
The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Busey Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Busey Bank is under CFPB oversight for consumer banking transactions.
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
Over the last several years, the CFPB has taken a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees. This includes proposed rules, interpretive opinions and enforcement actions. In January 2024, this included a proposed rule that would prohibit non-sufficient funds fees on transactions declined in real time (debit card purchases, ATM withdrawals, and peer-to-peer payments) and a proposal to subject overdrafts on bank accounts to disclosure rules applicable to other kinds of credit. The actions proposed or taken thus far by the CFPB affects financial institutions, like Busey Bank, with more than $10 billion in assets. Busey Bank’s management expects continued developments in this area that will impact its overdraft practices and may result in a decrease in fee income.
The CFPB’s rules have an impact on Busey Bank’s operations, including by increasing compliance costs and potentially negatively affecting revenue.
SECURITIES AND EXCHANGE COMMISSION REPORTING AND OTHER INFORMATION
Busey makes its Annual Reports, Quarterly Reports, Current Reports, and any amendments thereto available, free of charge, on its website at busey.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Reference to Busey’s website does not constitute incorporation by reference of the information contained on the website and it should not be considered part of this document.
The SEC maintains an internet site at sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and from which Busey’s SEC filings may be accessed.
NON-GAAP FINANCIAL INFORMATION
This Annual Report contains certain financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP financial measures and non-GAAP ratios, together with the related GAAP financial measures, in analysis of Busey’s performance and in making business decisions, as well as for comparison to Busey’s peers. Busey believes the adjusted measures are useful for investors and management to understand the effects of certain non-core and non-recurring noninterest items and provide additional perspective on Busey’s performance over time.
First Busey Corporation | 2023 — 24

Table of Contents    Contents of Item 1. Business
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
A listing of Busey's non-GAAP financial measures and ratios are shown in the table below, together with the related GAAP financial measures, followed by a reconciliation of non-GAAP financial measures to what management believes to be the most directly comparable GAAP financial measures.
First Busey Corporation | 2023 — 25

Table of Contents    Contents of Item 1. Business

GAAP Financial Measures	Related Non-GAAP Financial Measures	Related Non-GAAP Ratios
Net interest income Total noninterest income Net security gains and losses Total noninterest expense	Pre-provision net revenue	Pre-provision net revenue to average assets
	Adjusted pre-provision net revenue	Adjusted pre-provision net revenue to average assets

Net income	Adjusted net income	Adjusted diluted earnings per share
Adjusted return on average assets
Adjusted return on average tangible common equity

Average common equity	Average tangible common equity	Return on average tangible common equity
Adjusted return on average tangible common equity

Net interest income	Tax-equivalent net interest income	Net interest margin
	Adjusted net interest income	Adjusted net interest margin

Net interest income Total noninterest income Net security gains and losses	Tax-equivalent revenue	Efficiency ratio
Adjusted efficiency ratio
Adjusted core efficiency ratio

Total noninterest expense Amortization of intangible assets	Noninterest expense excluding amortization of intangible assets	Efficiency ratio
	Adjusted noninterest expense	Adjusted efficiency ratio
	Adjusted core expense	Adjusted core efficiency ratio

Total noninterest expense	Noninterest expense, excluding non-operating adjustments

Total assets Goodwill and other intangible assets, net	Tangible assets	Tangible common equity to tangible assets

Total stockholders’ equity Goodwill and other intangible assets, net	Tangible common equity	Tangible common equity to tangible assets
	Tangible book value	Tangible book value per common share

Portfolio loans	Core loans	Core loans to portfolio loans
Core loans to core deposits

Total deposits	Core deposits	Core deposits to total deposits
Core loans to core deposits
First Busey Corporation | 2023 — 26

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue, Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets
(dollars in thousands)

		Years Ended December 31,
		2023	2022	2021
PRE-PROVISION NET REVENUE
Net interest income		$319,451	$323,438	$270,698
Total noninterest income		122,384	126,803	132,804
Net security (gains) losses		2,199	2,133	(3,070)
Total noninterest expense		(285,532)	(283,881)	(261,780)
Pre-provision net revenue	[a]	158,502	168,493	138,652
Non-GAAP adjustments:
Acquisition and other restructuring expenses		4,328	4,537	17,351
Provision for unfunded commitments		461	61	(774)
Amortization of New Markets Tax Credits		8,999	6,333	5,563
Adjusted pre-provision net revenue	[b]	$172,290	$179,424	$160,792

Average total assets	[c]	$12,246,218	$12,492,948	$11,904,935

Reported: Pre-provision net revenue to average assets	[a÷c]	1.29%	1.35%	1.16%
Adjusted: Pre-provision net revenue to average assets	[b÷c]	1.41%	1.44%	1.35%

First Busey Corporation | 2023 — 27

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Years Ended December 31,
		2023	2022	2021
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$122,565	$128,311	$123,449
Non-GAAP adjustments:
Acquisition expenses:
Salaries, wages, and employee benefits		—	587	7,347
Data processing		—	214	3,700
Professional fees, occupancy, and other		357	258	2,599
Other restructuring expenses:
Salaries, wages, and employee benefits		3,760	2,409	472
Loss on leases or fixed asset impairment		—	986	3,227
Professional fees, occupancy, and other		211	83	6
Related tax benefit[1]		(881)	(938)	(3,692)
Adjusted net income	[b]	$126,012	$131,910	$137,108

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,256,148	56,137,164	56,008,805
Reported: Diluted earnings per share	[a÷c]	$2.18	$2.29	$2.20
Adjusted: Diluted earnings per share	[b÷c]	2.24	2.35	2.45

RETURN ON AVERAGE ASSETS
Average total assets	[d]	$12,246,218	$12,492,948	$11,904,935
Reported: Return on average assets	[a÷d]	1.00%	1.03%	1.04%
Adjusted: Return on average assets	[b÷d]	1.03%	1.06%	1.15%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,197,511	$1,195,171	$1,324,862
Average goodwill and other intangible assets, net		(359,347)	(370,424)	(372,593)
Average tangible common equity	[e]	$838,164	$824,747	$952,269

Reported: Return on average tangible common equity	[a÷e]	14.62%	15.56%	12.96%
Adjusted: Return on average tangible common equity	[b÷e]	15.03%	15.99%	14.40%
___________________________________________
1.Tax benefits were calculated by multiplying acquisition expenses and other restructuring expenses by the effective tax rates for each period. Effective tax rates used in this calculation were 20.4%, 20.7%, and 21.3% for the years ended December 31, 2023, 2022, and 2021, respectively.
First Busey Corporation | 2023 — 28

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Years Ended December 31,
		2023	2022	2021
Net interest income		$319,451	$323,438	$270,698
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		2,173	2,199	2,355
Tax-equivalent net interest income	[a]	321,624	325,637	273,053
Purchase accounting accretion related to business combinations		(1,477)	(3,134)	(7,151)
Adjusted net interest income	[b]	$320,147	$322,503	$265,902

Average interest-earning assets	[c]	$11,164,594	$11,473,063	$10,978,116

Reported: Net interest margin	[a÷c]	2.88%	2.84%	2.49%
Adjusted: Net interest margin	[b÷c]	2.87%	2.81%	2.42%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
First Busey Corporation | 2023 — 29

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Years Ended December 31,
		2023	2022	2021
Net interest income		$319,451	$323,438	$270,698
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		2,173	2,199	2,355
Tax-equivalent net interest income		321,624	325,637	273,053

Total noninterest income		122,384	126,803	132,804
Non-GAAP adjustments:
Net security (gains) losses		2,199	2,133	(3,070)
Noninterest income excluding net securities gains and losses		124,583	128,936	129,734

Tax-equivalent revenue	[a]	$446,207	$454,573	$402,787

Total noninterest expense		$285,532	$283,881	$261,780
Non-GAAP adjustments:
Amortization of intangible assets	[b]	(10,432)	(11,628)	(11,274)
Noninterest expense excluding amortization of intangible assets	[c]	275,100	272,253	250,506
Non-operating adjustments:
Salaries, wages, and employee benefits		(3,760)	(2,996)	(7,819)
Data processing		—	(214)	(3,700)
Lease or fixed asset impairment		—	(986)	(3,227)
Professional fees and other		(568)	(341)	(2,605)
Adjusted noninterest expense	[f]	270,772	267,716	233,155
Provision for unfunded commitments		(461)	(61)	774
Amortization of New Markets Tax Credits		(8,999)	(6,333)	(5,563)
Adjusted core expense	[g]	$261,312	$261,322	$228,366

Noninterest expense, excluding non-operating adjustments	[f-b]	$281,204	$279,344	$244,429

Reported: Efficiency ratio	[c÷a]	61.65%	59.89%	62.19%
Adjusted: Efficiency ratio	[f÷a]	60.68%	58.89%	57.89%
Adjusted: Core efficiency ratio	[g÷a]	58.56%	57.49%	56.70%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
First Busey Corporation | 2023 — 30

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of December 31,
		2023	2022
Total stockholders' equity		$1,271,981	$1,145,977
Goodwill and other intangible assets, net		(353,864)	(364,296)
Tangible book value	[a]	$918,117	$781,681

Ending number of common shares outstanding	[b]	55,244,119	55,279,124

Tangible book value per common share	[a÷b]	$16.62	$14.14

Tangible Assets, Tangible Common Equity, and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of December 31,
		2023	2022
Total assets		$12,283,415	$12,336,677
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(353,864)	(364,296)
Tax effect of other intangible assets[1]		6,888	8,847
Tangible assets[2]	[a]	$11,936,439	$11,981,228

Total stockholders' equity		$1,271,981	$1,145,977
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(353,864)	(364,296)
Tax effect of other intangible assets[1]		6,888	8,847
Tangible common equity[2]	[b]	$925,005	$790,528

Tangible common equity to tangible assets[2]	[b÷a]	7.75%	6.60%
___________________________________________
1.Net of estimated deferred tax liability, calculated using the estimated statutory tax rate of 28%.
2.Tax-effected measure.
First Busey Corporation | 2023 — 31

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

Core Loans, Core Loans to Portfolio Loans, Core Deposits, Core Deposits to Total Deposits, and Core Loans to Core Deposits
(dollars in thousands)

		As of December 31,
		2023	2022
Portfolio loans	[a]	$7,651,034	$7,725,702
Non-GAAP adjustments:
PPP loans amortized cost		(313)	(845)
Core loans	[b]	$7,650,721	$7,724,857

Total deposits	[c]	$10,291,156	$10,071,280
Non-GAAP adjustments:
Brokered transaction accounts		(6,001)	(1,303)
Time deposits of $250,000 or more		(386,286)	(120,377)
Core deposits	[d]	$9,898,869	$9,949,600

RATIOS
Core loans to portfolio loans	[b÷a]	100.00%	99.99%
Core deposits to total deposits	[d÷c]	96.19%	98.79%
Core loans to core deposits	[b÷d]	77.29%	77.64%

First Busey Corporation | 2023 — 32

Table of Contents    Item 1. Business Contents
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
1.the possibility that any of the anticipated benefits of the proposed transaction between Busey and M&M will not be realized or will not be realized within the expected time period;
2.the risk that integration of operations of M&M with those of Busey will be materially delayed or will be more costly or difficult than expected;
3.the inability to complete the proposed transaction due to the failure of the required approval of M&M’s stockholders;
4.the failure to satisfy other conditions to completion of the proposed transaction, including receipt of required regulatory and other approvals;
5.the failure of the proposed transaction to close for any other reason;
6.the effect of the announcement of the transaction on customer relationships and operating results;
7.the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
8.the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints);
9.the economic impact of any future terrorist threats or attacks, widespread disease or pandemics (including the Coronavirus Disease 2019 pandemic), or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the Israeli-Palestinian conflict);
10.changes in state and federal laws, regulations, and governmental policies concerning Busey's or M&M's general business (including changes in response to the recent failures of other banks);
11.changes in accounting policies and practices;
12.changes in interest rates and prepayment rates of Busey’s or M&M's assets (including the impact of the LIBOR phase-out and the recent and potential additional rate increases by the Federal Reserve);
First Busey Corporation | 2023 — 33

Table of Contents    Item 1. Business Contents
13.increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers;
14.changes in technology and the ability to develop and maintain secure and reliable electronic systems;
15.the loss of key executives or associates;
16.changes in consumer spending;
17.unexpected results of acquisitions, including the acquisition of M&M and the performance of M&M’s life equity loan business;
18.unexpected outcomes of existing or new litigation involving Busey or M&M;
19.fluctuations in the value of securities held in Busey’s or M&M’s securities portfolio;
20.concentrations within Busey’s or M&M’s loan portfolio, large loans to certain borrowers, and large deposits from certain clients;
21.the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
22.the level of non-performing assets on Busey’s or M&M’s balance sheets;
23.interruptions involving information technology and communications systems or third-party servicers;
24.breaches or failures of information security controls or cybersecurity-related incidents;
25.the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; and
26.other factors and risks described under “Item 1A. Risk Factors” herein.
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
First Busey Corporation | 2023 — 34

ITEM 1A. RISK FACTORS
This section highlights the risks management believes could adversely affect our financial performance. Additional possible risks that could affect Busey adversely and cannot be predicted may arise at any time. Other risks that are immaterial at this time may also have an adverse impact on our future financial condition.
Contents of Item 1A. Risk Factors

ECONOMIC AND MARKET RISKS	35
REGULATORY AND LEGAL RISKS	37
CREDIT AND LENDING RISKS	39
CAPITAL AND LIQUIDITY RISKS	41
COMPETITIVE AND STRATEGIC RISKS	42
ACCOUNTING AND TAX RISKS	44
OPERATIONAL RISKS	45
ECONOMIC AND MARKET RISKS
Conditions in the financial market and economic conditions, including conditions in the states in which it operates, generally may adversely affect Busey’s business.
Busey’s general financial performance is highly dependent upon the business environment in the markets where it operates and, in particular, the ability of borrowers to pay interest on, and repay principal of, outstanding loans, and value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
Uncertainty regarding economic conditions may result in changes in consumer and business spending, borrowing, and savings habits. Downturns in the markets where our banking operations occur could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures, and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect the credit quality of our loans, financial condition, and results of operations.
Busey currently conducts its banking operations in central and suburban Chicago, Illinois; the St. Louis, Missouri metropolitan area; central Indiana; and southwest Florida. Busey operates in markets with a significant university and healthcare presence. These industries rely heavily on state and federal funding and contracts. Timely payments by the State of Illinois to its vendors and government-sponsored entities, as well as potential federal changes to healthcare laws, could affect Busey’s primary market areas, which could in turn affect its financial condition and results of operations. A small part of Busey’s business resides in Florida, which can be affected by inclement weather.
While high market volatility is not expected, managing “higher for longer” interest rates can put pressure on Busey’s deposit rates and liquidity.
Prolonged periods of high-interest rates pose several risks to Busey. Offering higher interest rates to attract deposits elevates the cost of funding. Concurrently, Busey may experience increased interest expenses on its borrowings and debt. Moreover, high-interest rates can deter borrowing and spending, potentially reducing demand for loans and impacting liquidity. In such an environment, heightened competition for deposits may necessitate maintaining competitive interest rates to retain and attract customers. Interest rates are sensitive to many factors beyond
First Busey Corporation | 2023 — 35

Table of Contents    Contents of Item 1A. Risk Factors
Busey’s control, including general economic conditions and policies of various governmental and regulatory agencies, such as the FOMC.
In March 2022, the Federal Reserve initiated a series of interest rate hikes to combat inflation. After 11 successive increases, as of December 2023, the fed funds target range stood at 5.25% - 5.5%, reaching its highest level since 2001. Throughout 2023, the health of the U.S. economy improved, surpassing expectations and reducing likelihood of a recession. Despite recent positive economic indicators, certain risks persist, including record-high U.S. credit card debt and increasing delinquencies in mortgages, auto loans, and credit cards. In December 2023, the FOMC projected U.S. GDP growth to slow to 1.4% in 2024. The Federal Reserve aims for a soft landing by maintaining its 2023 plan into 2024, hoping that sustained elevated interest rates will cool the economy and alleviate inflationary pressures. These effects, combined with other considerations, could have a material impact on our business, financial condition, liquidity, and results of operations.
In the context of the multifaceted factors influencing the U.S. economy, uncertainties loom over the persistence of inflation, exacerbated by geopolitical tensions such as the Russia-Ukraine and Israel-Hamas conflicts. Additionally, unforeseen disruptions in the global energy market and challenges in the tight labor market and supply chain add to the complexity. Earlier in the year, there was a substantial risk that central banks, including the Federal Reserve, might raise interest rates excessively, potentially constraining economic growth and triggering a recession. However, as inflation decelerated throughout the year and market data hinted at easing housing price pressures, there is potential for a positive impact on loan demand.
Ongoing monetary policy, including the persistence of elevated interest rates, significantly impacts not only the interest earned from loans and investment securities, as well as the interest paid on deposits and borrowings, but also influences Busey's ability to originate loans and attract deposits, and the fair value of its financial assets and liabilities. As interest rates remain elevated, intensified competition for deposits may persist, potentially altering Busey’s funding mix and cost of funding. In addition to the aforementioned risks, Busey acknowledges the potential challenges arising from falling interest rates. For example, a decrease in interest rates may adversely affect Busey’s floating rate loan portfolios, leading to a reduction in interest income. Any substantial, unexpected, and prolonged changes in market interest rates, even if they are maintained at a high level, could still have a material adverse effect on Busey’s business, financial condition, and results of operations.
The combination of factors such as changes in interest rates, an adverse credit quality outlook, economic uncertainties, and geopolitical events can contribute to increased fluctuations in market values.
The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate, and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in OCI that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.
First Busey Corporation | 2023 — 36

Table of Contents    Contents of Item 1A. Risk Factors
Ongoing inflation trends pose potential risks to our business and operational performance.
Elevated inflation poses potential risks to our business and operational performance, impacting consumer purchasing power and necessitating careful consideration of potential effects on various facets of our operations. Successful measures by the Federal Reserve in stabilizing inflation through interest rate hikes could mitigate some of these risks and positively influence loan demand and mitigate challenges to our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period cannot be estimated with precision.
REGULATORY AND LEGAL RISKS
Election-year variables bring additional levels of uncertainty.
The evolving landscape of legislative and regulatory actions, influenced by election cycles, introduces an additional layer of uncertainty for our operations. Elections can precipitate changes in government policies and regulations across various industries, potentially impacting our business. Uncertainty regarding potential changes in regulations or policies related to our industry may lead to increased costs of doing business and operational challenges. Economic conditions, including interest rates, inflation, and consumer spending, may be influenced by shifts in government leadership and policies, affecting our ability to maintain historical growth rates.
Furthermore, the election process often introduces market volatility, impacting financial markets, currency exchange rates, and commodity prices. This volatility may pose risks to our financial performance, cost of capital, and access to funding.
The outcomes of elections may directly affect our industry, influencing regulatory frameworks and industry dynamics. Shifts in political power may shape the competitive landscape, impacting market share and pricing strategies. Unfavorable changes in industry-specific regulations could result in increased compliance costs and operational challenges. Political events, including elections, can influence consumer and investor sentiment, affecting demand for our products and services and impacting investor confidence, which may influence our stock price and access to capital.
In addition to these challenges, and the added uncertainty related to potentially increased regulation, the financial services industry in recent years has faced more intense scrutiny from regulatory agencies in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices; fee-based products and other consumer compliance matters; and compliance with the Bank Secrecy Act, anti-money laundering laws, and the USA PATRIOT Act, which focuses on money laundering in the form of terrorist financing. Federal law grants substantial enforcement powers to financial services’ regulators including, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist orders; and to initiate injunctive actions against banking organizations. These enforcement actions may be initiated for violations of laws or regulations and for unsafe or unsound practices. If Busey were the subject of an enforcement action, it could have an adverse impact on the Company.
As Busey continues to grow in asset size and complexity, regulatory expectations and scrutiny will increase and could have a potential impact on Busey’s operations and business.
Busey has grown steadily over the past several years, increasing in size through both organic growth and strategic acquisitions. As financial institutions grow, so do the expectations of regulatory agencies regarding the financial institution’s ability to control for increasingly complex and sophisticated business operations. Certain regulations and laws have embedded asset thresholds that change regulatory expectations, have different financial statement impacts, require different committee and management compositions, or enhance certain reporting
First Busey Corporation | 2023 — 37

Table of Contents    Contents of Item 1A. Risk Factors
requirements. For example, as further discussed in the Supervision and Regulation section, the Dodd-Frank Act included a number of requirements that trigger when a banking entity crosses over $10 billion in assets.
Beginning on July 1, 2022, Busey became subject to the Durbin Amendment. The Durbin Amendment requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions, which reduced Busey’s fee income during the second half of 2022 and throughout 2023. Further in August 2022, Busey became subject to oversight of the CFPB for consumer transactions. As regulatory expectations, scrutiny, and reporting requirements continue to increase, Busey’s operations and strategies may be affected.
Regulatory change in the areas of cybersecurity and privacy are expected to continue to evolve. Multiple regulators have released updated cyber notification requirements across Busey’s regulatory footprint that may lead to increased regulatory scrutiny and potentially increased costs. Additionally, Busey’s expansion into regions with heightened privacy requirements or passage of privacy legislation within the regions in which Busey operates may impose additional compliance burdens. These changes could necessitate adapting Busey’s practices to meet heightened privacy standards. Failure to comply with these regulations may result in financial penalties, reputational harm, and legal consequences.
Laws impacting cannabis-related businesses in Illinois and other states may have an impact on Busey’s operations and risk profile.
The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries. Further, in November 2022 voters in Missouri approved a ballot initiative to legalize recreational use of cannabis. It is Busey Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (1) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (2) derive a material amount of revenue from providing products or services to, or other involvement with, such entities. Busey Bank is taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities. Nonetheless, shifts in Illinois and Missouri law legalizing cannabis use, along with shifts in Florida law allowing medicinal use and decriminalizing possession, have increased the number of direct and indirect cannabis-related businesses in some of the states in which Busey operates, and therefore increases the likelihood that Busey Bank could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to Busey Bank and First Busey Corporation.
Busey is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
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
First Busey Corporation | 2023 — 38

Table of Contents    Contents of Item 1A. Risk Factors
be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.
See “Note 16. Outstanding Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements for information regarding an inquiry from the ISOS, pursuant to which the ISOS asked for additional information regarding certain of our franchise tax filings and the calculation of amounts due thereunder.
CREDIT AND LENDING RISKS
Heightened credit risk associated with lending activities may result in insufficient credit loss provisions, which could have material adverse effect on Busey’s results of operations and financial condition.
There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from economic and market conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. Busey attempts to reduce its credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic locations, and periodic independent reviews of outstanding loans by its loan review and audit departments as well as external parties. Credit risk related to the increasing interest rates are monitored through loan stress testing performed internally at the borrower level and by external parties for the portfolio-level analyses. However, while such procedures help reduce risks, they cannot be expected to completely eliminate Busey’s credit risks. Borrowers may experience difficulties in repaying their loans for any of a variety of reasons resulting in a rise in the level of nonperforming loans, charge-offs, delinquencies, and/or a need for increases in the provision for credit losses.
Busey estimates and establishes the ACL and maintains it at a level considered adequate by management to absorb probable credit losses based on a continual analysis of Busey’s portfolio and market environment. The ACL represent Busey’s estimate of probable losses in the portfolio at each balance sheet date and is based upon management judgments as well as forward-looking information and forecasts. Any failure of these judgments or forecasts could negatively affect our results of operations and financial condition. Although management believes the ACL is adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for credit losses will not be required in the future.
Non-performing assets take significant time to resolve and adversely affect Busey’s results of operations and financial condition and could result in further losses in the future.
Busey's net income is impacted by non-performing assets in several ways, presenting challenges amid both rising and stable higher interest rate environments. While Busey incurs interest expense to finance non-performing assets, it does not record interest income on non-accrual loans or other real estate owned. This lack of interest income negatively impacts Busey's overall income and returns on assets and equity. Additionally, loan administration costs rise, contributing to an adverse impact on Busey's efficiency ratio. When Busey acquires collateral in foreclosures and similar proceedings, it must mark the collateral to its current fair market value, potentially resulting in losses when compared to the outstanding loan balance. Non-performing loans and other real estate owned elevate Busey’s risk profile and influence the regulatory capital deemed appropriate. The resolution of non-performing assets demands significant time commitments from management, potentially affecting their ability to fulfill other responsibilities. Credit leaders monitor signs of stress in borrowers, particularly those susceptible to the effects of both gradual and rapid increases in interest rates. However, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. Therefore, we cannot assure you that such monitoring procedures will reduce these credit risks.
First Busey Corporation | 2023 — 39

Table of Contents    Contents of Item 1A. Risk Factors
Concentrations of credit and market risk could increase the potential for significant losses.
Busey may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or geographic location of the borrower or collateral. A significant portion of Busey’s loan portfolio is made up of commercial, commercial real estate, and retail real estate loans. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, labor availability shortages, and supply chain constraints which began as a result of the COVID-19 pandemic, but have continued due to inflationary concerns and significant increases in the interest rate, have adversely affected commercial loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors, particularly if general economic conditions worsen.
Busey’s commercial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which Busey requires whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession. Collateral securing other loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. As a result of the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on Busey’s financial condition and results of operations.
Our loan portfolio has a significant concentration of real estate loans, which involve risks specific to real estate values.
A significant portion of Busey’s loans are collateralized by real estate. Specifically, commercial real estate loans were $3.3 billion, or approximately 43.6% of our total loan portfolio, as of December 31, 2023. Of this amount, $914.5 million, or approximately 27.4%, was owner-occupied. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.
Real estate construction, land acquisition, and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and Busey may be exposed to significant losses on loans for these projects.
Construction, land acquisition, and development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the
First Busey Corporation | 2023 — 40

Table of Contents    Contents of Item 1A. Risk Factors
borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If Busey’s appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, there may be inadequate security for the repayment of the loan upon completion of construction of the project. If Busey is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, Busey may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while it attempts to dispose of it.
Credit risk associated with concentration of securities in Busey’s investment portfolio may increase the potential for loss.
Busey’s investment portfolio consists, in part, of securities issued by government or government sponsored agencies and non-government entities. A downturn in the financial condition of the issuers, the performance of the underlying collateral, or the financial condition of the individual mortgagors with respect to the underlying securities could create results such as rating agency downgrades of the securities and default by issuers or individual mortgagors. Any of the foregoing factors could result in realized losses, which could adversely affect Busey’s financial condition and results of operations.
CAPITAL AND LIQUIDITY RISKS
Busey is required to maintain capital to meet regulatory requirements, and if it fails to maintain sufficient capital, whether as a result of losses, inability to raise additional capital, or otherwise, its financial condition, liquidity, and results of operations, as well as its ability to maintain regulatory compliance would be adversely affected.
Busey and Busey Bank must meet regulatory capital requirements and maintain sufficient liquidity. Busey’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside Busey’s control, and on its financial condition and performance. Accordingly, Busey cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. In particular, if Busey is required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us.
Busey’s failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well-capitalized” for bank regulatory purposes could affect customer confidence, its ability to grow, its costs of funds and FDIC insurance costs, its ability to pay dividends to its stockholders on outstanding stock, its ability to make acquisitions, and its business, results of operations, and financial condition. Furthermore, under FDIC rules, if Busey ceases to meet the requirements to be considered a “well-capitalized” institution for bank regulatory purposes, the interest rates it pays on deposits and its ability to accept, renew, or rollover deposits, particularly brokered deposits, may be restricted.
Liquidity risks could affect operations and jeopardize Busey’s business, financial condition, and results of operations.
Liquidity is essential to Busey’s business. An inability to raise funds through deposits, borrowings, sales of securities, sales of loans, and other sources could have a substantial negative effect on liquidity. Busey’s primary sources of funds consist of deposits and funds from sales of investment securities, investment maturities and sales, and cash from operations. Additional liquidity is available through repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the FHLB. Access to funding sources in amounts adequate to finance or capitalize Busey’s activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks and
First Busey Corporation | 2023 — 41

Table of Contents    Contents of Item 1A. Risk Factors
Fintechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. Any decline in available funding and/or capital could adversely impact Busey’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or meet deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition, and results of operations.
External financial institution failures could impact the soundness of the Company.
Liquidity is a cornerstone of the Company, vital for sustaining day-to-day operations and strategic initiatives. Recent events, such as the bank failures in early 2023, underscore the critical nature of our ongoing efforts to manage liquidity risk effectively. As a core deposit-funded institution, our ability to raise funds through deposits is integral to our liquidity strategy. An inability to raise funds through deposits, borrowings, or other channels poses a substantial risk to our liquidity. Our primary funding sources, supplemented by channels like repurchase agreements and borrowing facilities, are crucial for sustaining day-to-day operations. External factors, such as disruptions in financial markets and increased competition for retail deposits, may challenge our access to funding sources. The bank failures serve as a stark reminder of potential challenges faced by financial institutions. As we navigate these complexities, any decline in funding and/or capital could adversely impact our ability to meet obligations, pay dividends, or address deposit withdrawals, with significant consequences for our liquidity, business, financial condition, and results of operations. Furthermore, the actions and commercial soundness of other financial institutions are pivotal for our routine funding and transactions. Market-wide liquidity problems triggered by defaults or rumors in the financial services industry could erode confidence and lead to losses or defaults.
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
Busey faces strong competition from financial service companies and other companies that offer banking and wealth management services, which could harm its business.
Busey currently conducts its banking operations in central and suburban Chicago, Illinois; the St. Louis, Missouri, metropolitan area; central Indiana; and southwest Florida. In addition, the Company currently offers fiduciary and wealth management services, which account for a significant portion of its non-interest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within Busey’s market areas. These competitors include national banks, regional banks, and other community banks. Busey also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, digital banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in Busey’s market areas. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks or financial technology companies, as well as other large technology corporations, to offer products and services traditionally provided by banks. For example, customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds, can apply for and receive credit, and can also complete
First Busey Corporation | 2023 — 42

Table of Contents    Contents of Item 1A. Risk Factors
transactions such as paying bills and/or transferring funds without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in Busey’s markets may result in reduced loans, deposits, and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, Busey may not be able to compete successfully against current and future competitors. If Busey is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations, and financial condition.
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
Rapid speed of disruptive innovations enabled by new and emerging technologies and/or other market forces may outpace Busey’s ability to compete.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to both reduce costs and service customers beyond the bank’s traditional branch footprint. The widespread adoption of new technologies, including mobile banking services, cryptocurrencies, and payment systems could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations. Ultimately, there is no end for digital transformation and if we fall behind in our ability to be adaptive and innovative, attracting new customers and sustaining customer loyalty and retention may be increasingly difficult as a result of evolving customer preferences and/or demographic shifts in our existing customer base.
Our strategy of pursuing acquisitions exposes us to financial, execution, and operational risks that could negatively affect us.
To help us fulfill our strategic objectives and enhance our earnings, part of our strategy is to supplement organic growth by acquiring other financial institutions in our market areas and in nearby markets. The recently announced planned acquisition of M&M exemplifies this strategy. As our capital position and asset quality allow, we may continue to supplement organic growth through acquisitions, as we have in the past. There are risks associated with acquisition strategies, including the following:
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
•The acquisition of other entities generally requires integration of systems, procedures, and
First Busey Corporation | 2023 — 43

Table of Contents    Contents of Item 1A. Risk Factors
personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. Furthermore, the integration of personnel can be challenging and the likelihood of turnover of personnel from acquired institutions presents potential risks to both operational efficiency as well as customer retention. Busey may also experience greater than anticipated customer losses even if the integration process is successful.
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
Busey’s financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Certain accounting policies are critical and require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and materially different amounts could be reported under different conditions or using different assumptions. If such estimates or assumptions underlying Busey’s Consolidated Financial Statements are incorrect, the Company may experience material losses.
One such assumption and estimate is the valuation analysis of its goodwill and other intangible assets. Although Busey’s analysis does not indicate impairments exist, the Company is required to perform additional impairment assessments on at least an annual basis, which could result in future impairment charges. Any future goodwill or other intangible assets impairment charges, based on the current balances or future balances arising out of acquisitions, could have a material adverse effect on the results of operations by reducing net income or increasing net losses.
Busey is subject to changes in accounting principles, policies, or guidelines.
Periodically, agencies such as the FASB or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of Busey’s Financial Statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially impact how Busey reports its financial condition and results of operations. In addition, trends in financial and business reporting, including environmental,
First Busey Corporation | 2023 — 44

Table of Contents    Contents of Item 1A. Risk Factors
social, and governance related disclosures, could require us to incur additional reporting expense. Changes in these standards are continuously occurring and the implementation of such changes could have a material adverse effect on Busey’s financial condition and results of operations.
Busey is subject to changes in tax law and may not realize tax benefits which could adversely affect our results of operations.
Changes in tax laws at national or state levels could have an effect on Busey’s short-term and long-term earnings. Tax law changes are both difficult to predict and are beyond the Company’s control. Changes in tax laws could affect Busey’s earnings as well as its customers’ financial positions, or both.
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
In evaluating the need for a valuation allowance, Busey estimates future taxable income based on management forecasts and tax planning strategies that may be available to us. While Busey has determined that no valuation allowance is currently required for any deferred tax assets, if future events differ significantly from current forecasts, the Company may need to establish a valuation allowance against its net deferred tax assets, which would have a material adverse effect on its results of operations and financial condition. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and may be limited by Section 382 of the Internal Revenue Code.
Further, Busey’s investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on Busey’s financial results. Busey invests in certain tax-advantaged projects promoting affordable housing, community development, and other community revitalization projects. Busey’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Busey is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be realized. The possible inability to realize these tax credit and other tax benefits could have a negative impact on Busey’s financial results. The ultimate realization of the tax credits and other tax benefits depends upon having sufficient taxable income and on many factors outside of the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed.
OPERATIONAL RISKS
Busey’s framework for managing risks may not be effective in mitigating risk and loss.
Busey’s risk management framework seeks to mitigate risk and loss. It has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, compliance risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations. Risks may exist, or emerge in the future, that have not been appropriately identified or anticipated. As it continues to grow, Busey’s ability to successfully identify and manage the risks it faces is an important factor that can significantly impact results. If its risk management framework is not commensurate with its risk profile, Busey could suffer unexpected losses and could be materially adversely affected.
First Busey Corporation | 2023 — 45

Table of Contents    Contents of Item 1A. Risk Factors
Busey relies on the integrity of its operating systems and employees, and those of third-parties, and certain failures of such systems or error by employees or customers could materially and adversely affect Busey’s operations.
Communications and information systems are essential to conduct Busey’s business, as it uses such systems to manage customer transactions and relationships; the general ledger; and deposits, loans, and investments. However, the computer systems and network infrastructure Busey uses could be vulnerable to unforeseen problems as operations are dependent upon the protection of computer equipment against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security events.
In addition, Busey outsources certain processing functions to third-party providers introducing additional layers of risk when these providers, in turn, outsource to fourth or fifth parties. This cascading outsourcing structure can heighten the complexity and potential challenges in communication, coordination, and risk management. If downstream providers encounter difficulties, or if Busey faces challenges in communicating with them, it may impact the ability to adequately process and account for customer transactions, adversely affecting business operations. Moreover, downstream providers could introduce specific risks related to compliance. Involvement of downstream parties in regions subject to sanctions or dealing with entities on prohibited lists poses an additional layer of regulatory risk.
Risks associated with multi-layered outsourcing arrangements include compliance concerns, potential disruptions, system or processing failures, and increased difficulty in overseeing and controlling actions of distant parties. While Busey implements due diligence procedures in reviewing and vetting its third-parties, the indirect risks arising from subsequent outsourcing levels are inherently more challenging to control or cannot be controlled.
Although Busey has established procedures to prevent or mitigate the effects of potential problems, technology-related disruptions, failures, and cybersecurity risks remain constant threats. Involvement of downstream parties further amplifies these risks, as Busey cannot guarantee the success of measures to prevent security breaches and disruptions. Any failure, interruption, or breach in the security of computer systems and network infrastructure, including those of downstream parties, could have a material adverse effect on Busey’s financial condition and results of operations.
Similarly, Busey is reliant upon its employees. Such dependencies create risks for potential losses resulting from employee errors, breakdowns in process or control, failures to properly execute change management, negligence, or a number of other factors outside Busey’s control. Busey maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, customer or employee fraud, and other disruptions which might impact its business. Further, Busey’s Internal Audit department routinely reviews operations and high-risk areas for error, deficient controls, and failure to adhere to policy.
Potential legal actions, fines, and civil money penalties could arise as results of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.
A breach in the security of Busey’s systems could disrupt its businesses, result in the disclosure of confidential information, damage its reputation, and create significant financial and legal exposure for Busey.
Although Busey devotes significant resources to maintain and regularly upgrade systems and processes designed to protect the security of its computer systems, software, networks, and other technology assets, these measures do not provide absolute security for the Company’s websites or other systems, some of which have been targeted with sophisticated intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks, and other means. In addition, cyber attackers have persistently employed sophisticated campaigns to leverage individuals' fears and uncertainties. They capitalize on the increased
First Busey Corporation | 2023 — 46

Table of Contents    Contents of Item 1A. Risk Factors
volume of transactions occurring on digital channels, employing social engineering techniques to manipulate human psychology and perpetuate security breaches. Implementation of remote working arrangements that use virtual private networks, virtual conferencing services, and telecommunication technologies can increase insider risk, cybersecurity vulnerabilities, and other operational exposures. Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk.
Threats to security also exist in the processing of customer information through various other third-parties, their personnel, and their use of subcontractors. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms Busey and its third-party service providers use to encrypt and protect customer transaction data. Such cyber incidents may go undetected for a period of time. An inability by our third-party providers, and their third-party providers, to anticipate, detect, or adequately mitigate, breaches of security, known as “supply chain risk,” could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, additional regulatory scrutiny or penalties, or exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
Busey also faces risks related to cyber-attacks and other security breaches in connection with credit card, debit card, and other payment-related transactions that typically involve the transmission of sensitive information regarding Busey’s customers through various third-parties, including merchant acquiring banks, payment processors, payment card networks, and processors. Cyber-attacks or other breaches, whether affecting Busey or others, could intensify consumer concern and regulatory focus and result in breach and fraud-related losses as well as increased costs, all of which could have a material adverse effect on Busey’s business.
Penetration or circumvention of Busey’s security systems could result in serious negative consequences for the Company, including significant disruption of Busey’s operations, misappropriation of Busey’s confidential information or that of its customers or employees, or damage to Busey’s computers or systems and those of its customers and counterparties. Such events could result in violations of applicable privacy and other laws, financial loss to Busey or its customers, loss of confidence in Busey’s security measures, customer dissatisfaction, significant litigation exposure, and harm to Busey’s reputation, all of which would adversely affect the Company.
These risks have increased for all financial institutions globally as new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions, and the sophistication and activities of malicious individuals and organizations have increased substantially. Despite Busey’s significant investment in security resources and its continued efforts to prevent or limit the effects of potential threats, it is possible that Busey may not be able to anticipate or implement effective preventative measures against all security incidents.
Customer or employee misconduct or fraud may affect operations, result in significant financial loss, and have an adverse impact on Busey’s reputation.
Misconduct by employees and customers could include hiding unauthorized activities, conducting improper or unauthorized activities, or improper use of confidential information. Customer or other outsiders may also attempt to perpetuate fraud or scams in the form of identity theft, money laundering, fraudulent or altered deposits, or use of counterfeit instruments, as a few examples. Busey also faces fraud risk associated with the origination of loans, including the intentional misstatement of information in property appraisals or other underwriting documentation provided to it by customers or by third-parties. Customers may expose Busey to certain fraud risks associated with the compromise of their computing systems or accounts, as well.
First Busey Corporation | 2023 — 47

Table of Contents    Contents of Item 1A. Risk Factors
Both the number and sophistication level of attempted fraudulent transactions are increasing. Should our internal controls fail to prevent or detect an occurrence of fraud, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on Busey’s business, results of operations, and financial condition.
Busey’s ability to attract and retain key personnel may affect future growth and earnings.
Busey's leadership landscape recently underwent changes as Busey and Robin N. Elliott, the President and Chief Executive Officer of Busey Bank, who also served as Chairman of the Board and Chief Executive Officer of FirsTech, mutually agreed upon the decision to part ways. In connection with this transition, Van A. Dukeman, the Chairman, President, and Chief Executive Officer of First Busey Corporation has taken on the additional role of President and Chief Executive Officer of Busey Bank. Busey’s ability to attract and retain management experienced in banking and financial services, including its current executive officers, management teams, lending and retail banking officers, and administrative staff of its subsidiaries, is crucial for the successful implementation of its strategy. Additionally, Busey's ability to retain key personnel at acquired financial institutions is vital for its growth strategy through mergers and acquisitions. Equally critical is Busey’s commitment to attracting and retaining diverse and qualified staff with the appropriate level of experience and knowledge about its market areas, essential for implementing its community-based operating strategy. The unexpected loss of services of key personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on Busey’s business, financial condition, and results of operation.
Damage resulting from negative publicity could harm Busey’s reputation and adversely impact its business and financial condition.
Busey’s ability to attract and retain customers, investors, and employees is contingent upon maintaining trust. Negative public opinion could result from the Company’s actual or alleged conduct in a number of activities, including, but not limited to, employee misconduct, a failure or perceived failure to deliver appropriate standards of service and quality or to treat customers fairly, faulty lending practices, compliance failures, security breaches, corporate governance, sharing or inadequate protection of customer information, failure to comply with laws or regulations, and actions taken by government regulators and community organizations in response to that conduct. The results of such actual or alleged misconduct could include customer dissatisfaction, inability to attract potential acquisition prospects, litigation, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs, and harm to Busey’s reputation. No assurance can be made, despite the cost or efforts made by the Company to address the issues arising from reputational harm, that results could not adversely affect Busey’s business, financial condition, and results of operations.
Emerging risks associated with Generative Artificial Intelligence and other Large Language Models are dynamic and evolving rapidly as the technology advances and regulatory frameworks develop.
While our current operational framework excludes the use of GAI in our internal processes, the usage of such technologies introduces a spectrum of risks across various dimensions:
•Fraud and Security – Advanced social engineering capabilities for phishing and vishing attacks, as well as the ability to generate impersonation attacks using so called “deep fakes” leading to impacts including, but not limited to, unauthorized access, fraudulent transactions, and data breach.
•Intellectual Property and Copyright Concerns – Risks stemming from unclear legal disputes and potential financial liabilities due to the unauthorized use of copyrighted materials leading to legal challenges.
•Potential Opacity and Bias in Models – Challenges related to the interpretability of models and potential biases, presenting risks of model misinterpretation and unintended consequences.
First Busey Corporation | 2023 — 48

Table of Contents    Contents of Item 1A. Risk Factors
•Data Privacy – Unauthorized use of company or customer data in the training of GAI models.
•Compliance Challenges – The potential inability to quickly adapt to, or the high costs associated with adapting to, regulatory changes, leading to compliance gaps and associated penalties.
Moreover, an additional concern with GAI pertains to the utilization of voice-enabled AI for communicating promotional messages to our customer base. As we proactively assess and address these emerging risks, our commitment to robust risk management remains integral to sustaining operational resilience.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Busey relies extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking, and accounting systems, use their own information systems and electronic resources. Any of these systems can be compromised, including through the employees, customers, and other individuals who are authorized to use them, and bad actors who use a sophisticated and constantly evolving set of software, tools, and strategies to do so. Moreover, the nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. For additional information see “Item 1A. Risk Factors—Operational Risks.”
Accordingly, we have long devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:
•an internal cybersecurity team that is responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;
•continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;
•performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
•third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and
•periodic cybersecurity training for our workforce.
This information security program is a key part of our overall risk management system, which is administered by our Chief Risk Officer. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.
We face a number of cybersecurity risks in connection with our business. From time-to-time, we have identified cybersecurity threats and cybersecurity incidents that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations, and financial condition.
First Busey Corporation | 2023 — 49

Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Security Officer (“CISO”). Our CISO has been in the role since September 2020, and has 15 years of experience across external and internal audit, technology risk management, and cybersecurity spanning various industries primarily within the financial services sector, but also including healthcare, technology, consumer products, and manufacturing for both regional and multinational corporations.
In addition, our board of directors, as a whole and through its Enterprise Risk Committee (the “Risk Committee”), is responsible for the oversight of risk management. In that role, our board of directors and Risk Committee, with support from Busey’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, both our board of directors and the Risk Committee receive quarterly reports from our management team regarding cybersecurity risks, and Busey’s efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.
ITEM 2. PROPERTIES
First Busey Corporation’s and Busey Bank’s headquarters are located at 100 West University Avenue, Champaign, Illinois. FirsTech’s headquarters is located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. First Busey Corporation and its subsidiaries also own or lease other facilities, such as banking centers of Busey Bank, for business operations.
Busey considers its properties to be suitable and adequate for its present needs. None of the properties are subject to any material encumbrance.
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
Busey’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements, and the financial condition of First Busey Corporation and its subsidiaries. See “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of the Company—Dividend Payments” and “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of Busey Bank—Dividend Payments” for further discussion of these matters.
First Busey Corporation | 2023 — 50

As of February 22, 2024, First Busey Corporation had 55,247,094 shares of common stock outstanding held by 1,804 holders of record. Additionally, there were an estimated 10,830 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.
STOCK REPURCHASE PLAN
On February 3, 2015, First Busey Corporation's board of directors approved the Stock Repurchase Plan to enable Busey to purchase shares of its common stock through various means including purchases executed on the open market, through block trades or otherwise, and in privately negotiated transactions. The Stock Repurchase Plan provides Busey with treasury shares from which stock-based compensation can be issued, and limits the number of outstanding shares that may be actively traded. The Stock Repurchase Plan does not obligate Busey to purchase any shares of its common stock, and has no expiration date. The Stock Repurchase Plan may be terminated, or the number of shares authorized for repurchase may be increased or decreased by Busey's board of directors at its discretion at any time.
Under the Stock Repurchase Plan, Busey's board of directors has authorized shares for repurchase as shown in the table below:

Number of Shares Authorized
February 3, 2015	666,667
May 22, 2019	1,000,000
February 5, 2020	2,000,000
May 24, 2023	2,000,000
Total shares that have been authorized for repurchase under the plan	5,666,667
During the fourth quarter of 2023, Busey purchased 117,812 shares of its common stock pursuant to the Stock Repurchase Plan, as reflected in the table below. As of December 31, 2023, Busey had 1,919,275 shares that may still be purchased under the Stock Repurchase Plan.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	95,001	$19.17	95,001	1,942,086
November 1-30, 2023	22,811	19.82	22,811	1,919,275
December 1-31, 2023	—	—	—	1,919,275
Three months ended December 31, 2023	117,812	$19.30	117,812

Year ended December 31, 2023	227,935	$19.67	227,935
First Busey Corporation | 2023 — 51

STOCK PERFORMANCE GRAPH
The following graph compares Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the S&P U.S. BMI Banks – Midwest Region for the five years ended December 31, 2023. Banks in the S&P U.S. BMI Banks – Midwest Region Index represent all Major Exchange Traded Banks in S&P Capital IQ’s coverage universe that are headquartered in Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, South Dakota, and Wisconsin.

	As of December 31,
Index	2018	2019	2020	2021	2022	2023
First Busey Corporation	$100.00	$115.78	$94.98	$124.19	$117.47	$123.44
S&P U.S. BMI Banks – Midwest Region	100.00	130.10	111.85	147.78	127.53	130.20
Nasdaq Composite	100.00	136.69	198.09	242.03	163.27	236.16
ITEM 6. [RESERVED]
First Busey Corporation | 2023 — 52

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contents of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

First Busey Corporation | 2023 — 53

Table of Contents    Contents of Item 7. MD&A
SCOPE OF DISCUSSION
The following is management’s discussion and analysis of the financial condition as of December 31, 2023, and 2022, and the results of operations for the years ended December 31, 2023, 2022, and 2021, of First Busey Corporation and its subsidiaries. It should be read in conjunction with “Item 1. Business,” the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements included in this Annual Report.
Detailed discussion and analysis of the financial condition and results of operation for 2023 as compared to 2022 can be found below. Comparison of 2022 to 2021 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.
BUSEY’S CONSERVATIVE BANKING STRATEGY
Busey’s financial strength is built on a long-term conservative operating approach. The quality of our core deposit franchise is a critical value driver of our institution. Since March 31, 2023, our deposit base has grown by $490.0 million, allowing us to reduce our higher cost FHLB borrowings to zero. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of December 31, 2023, our loan to deposit ratio was 74.4% and core deposits1 represented 96.2% of total deposits. Furthermore, we have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers.
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
Busey’s conservative banking strategy is reflected in the strength of our capital base. We strive to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At December 31, 2023, our leverage ratio of Tier 1 capital to average assets was 10.1%, our common equity Tier 1 capital to risk weighted assets ratio was 13.1%, and our total capital to risk weighted assets ratio was 17.4%.
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
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation | 2023 — 54

Table of Contents    Contents of Item 7. MD&A
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
First Busey Corporation | 2023 — 55

Table of Contents    Contents of Item 7. MD&A
The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are in the scope of ASC Topic 326 “Financial Instruments-Credit Losses.” However, the offset to record the allowance on acquired loans at the date of acquisition depends on whether or not the loan is classified as PCD. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.
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
First Busey Corporation | 2023 — 56

Table of Contents    Contents of Item 7. MD&A
RESULTS OF OPERATIONS — THREE YEARS ENDED DECEMBER 31, 2023
Net Income
Results of our operations are presented below, segregated by operating segment (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income by operating segment
Banking	$123,853	$131,596	$117,844
Wealth Management	18,804	18,543	18,570
FirsTech	830	847	1,527
Other	(20,922)	(22,675)	(14,492)
Net income	$122,565	$128,311	$123,449
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage our financial performance (dollars in thousands, except per share amounts):

		Years Ended December 31,
		2023	2022	2021
Reported:	Net income	$122,565	$128,311	$123,449
Adjusted:	Net income[1]	126,012	131,910	137,108

Reported:	Diluted earnings per common share	$2.18	$2.29	$2.20
Adjusted:	Diluted earnings per common share[1]	2.24	2.35	2.45

Reported:	Return on average assets	1.00%	1.03%	1.04%
Adjusted:	Return on average assets[1]	1.03%	1.06%	1.15%

Reported:	Return on average tangible common equity[1]	14.62%	15.56%	12.96%
Adjusted:	Return on average tangible common equity[1]	15.03%	15.99%	14.40%

Reported:	Pre-provision net revenue[1]	$158,502	$168,493	$138,652
Adjusted:	Pre-provision net revenue[1]	172,290	179,424	160,792

Reported:	Pre-provision net revenue to average assets[1]	1.29%	1.35%	1.16%
Adjusted:	Pre-provision net revenue to average assets[1]	1.41%	1.44%	1.35%
___________________________________________
1.See “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation | 2023 — 57

Table of Contents    Contents of Item 7. MD&A
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Non-operating costs
Acquisition related expenses[1]	$357	$1,059	$13,646
Restructuring charges[2]	3,971	3,478	3,705
Total non-operating costs	$4,328	$4,537	$17,351
___________________________________________
1.Acquisition expenses related to completed acquisitions, exploratory due diligence, and for 2023 the planned merger with M&M.
2.Restructuring charges related to previously disclosed restructuring and efficiency plans.
A reconciliation of non-GAAP measures, which we believe facilitate the assessment of our financial results and peer comparability, is included in tabular form in this Annual Report. See “Item 1. Business—Non-GAAP Financial Information.”
Net Interest Income
Net interest income is the difference between interest income and fees earned on loans and investments (“interest-earning assets”) and interest expense incurred on deposits and borrowings (“interest-bearing liabilities”). Interest rate levels and volume fluctuations within interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is tax-equivalent net interest income as a percent of average interest-earning assets.
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
Consolidated Average Balance Sheets and Interest Rates
The table below presents our Consolidated Average Balance Sheets, detailing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis (dollars in thousands):
First Busey Corporation | 2023 — 58

Table of Contents    Contents of Item 7. MD&A

	Years Ended December 31,
	2023			2022			2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$214,422	$10,531	4.91%	$290,875	$3,097	1.06%	$630,687	$1,151	0.18%
Investment securities:
U.S. Government obligations	79,669	578	0.73%	179,557	1,079	0.60%	180,041	1,692	0.94%
Obligations of states and political subdivisions[1]	233,377	6,560	2.81%	286,220	7,611	2.66%	299,064	7,694	2.57%
Other securities	2,875,769	76,568	2.66%	3,265,271	61,591	1.89%	2,876,714	37,166	1.29%
Loans held for sale	1,885	116	6.13%	5,178	192	3.71%	21,803	506	2.32%
Portfolio loans[1,2]	7,759,472	387,193	4.99%	7,445,962	288,615	3.88%	6,969,807	252,946	3.63%
Total interest-earning assets[1,3]	11,164,594	$481,546	4.31%	11,473,063	$362,185	3.16%	10,978,116	$301,155	2.74%

Cash and due from banks	116,530			120,910			133,711
Premises and equipment	124,565			131,657			138,731
ACL	(92,991)			(89,387)			(97,397)
Other assets	933,520			856,705			751,774
Total assets	$12,246,218			$12,492,948			$11,904,935

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,775,045	$43,268	1.56%	$2,785,439	$7,150	0.26%	$2,619,942	$1,922	0.07%
Savings and money market deposits	2,870,397	37,038	1.29%	3,326,259	4,237	0.13%	3,092,992	2,817	0.09%
Time deposits	1,406,928	43,679	3.10%	846,738	4,725	0.56%	1,040,709	7,844	0.75%
Federal funds purchased and repurchase agreements	200,894	5,203	2.59%	244,004	1,475	0.60%	218,454	227	0.10%
Borrowings[4]	500,301	26,881	5.37%	309,175	15,932	5.15%	268,767	12,452	4.63%
Junior subordinated debt issued to unconsolidated trusts	71,894	3,853	5.36%	71,716	3,029	4.22%	71,545	2,840	3.97%
Total interest-bearing liabilities	7,825,459	$159,922	2.04%	7,583,331	$36,548	0.48%	7,312,409	$28,102	0.38%

Net interest spread[1]			2.27%			2.68%			2.36%

Noninterest-bearing deposits	3,018,563			3,550,517			3,142,155
Other liabilities	204,685			163,929			125,509
Stockholders’ equity	1,197,511			1,195,171			1,324,862
Total liabilities and stockholders’ equity	$12,246,218			$12,492,948			$11,904,935

Interest income / earning assets[1,3]	$11,164,594	$481,546	4.31%	$11,473,063	$362,185	3.16%	$10,978,116	$301,155	2.74%
Interest expense / earning assets	11,164,594	159,922	1.43%	11,473,063	36,548	0.32%	10,978,116	28,102	0.25%
Net interest margin[1]		$321,624	2.88%		$325,637	2.84%		$273,053	2.49%
___________________________________________
1.On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $2.2 million for 2023, $2.2 million for 2022, and $2.4 million for 2021. Interest income includes an immaterial amount of fees, net of deferred costs, related to PPP loans for 2023, $1.9 million for 2022, and $14.0 million for 2021.
4.Borrowings include short-term borrowings, long-term debt, senior notes, and subordinated notes. Interest expense includes a non-usage fee on our revolving credit facility.
First Busey Corporation | 2023 — 59

Table of Contents    Contents of Item 7. MD&A
The following table presents, for the major components of interest-earning assets and interest-bearing liabilities, a breakout of changes in interest income and interest expense attributable to (1) changes in average volume and (2) changes in average yield. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and changes due to volume (dollars in thousands):

	Years Ended December 31,
	2023 vs. 2022 Change Due To			2022 vs. 2021 Change Due To
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
Increase (decrease) in interest income
Interest-bearing bank deposits and federal funds sold	$(1,013)	$8,447	$7,434	$(921)	$2,867	$1,946
Investment securities:
U.S. Government obligations	(691)	190	(501)	(5)	(608)	(613)
Obligations of state and political subdivisions	(1,466)	415	(1,051)	(337)	254	(83)
Other securities	(8,026)	23,003	14,977	5,544	18,881	24,425
Loans held for sale	(161)	85	(76)	(515)	201	(314)
Portfolio loans	12,598	85,980	98,578	17,870	17,799	35,669
Change in interest income	1,241	118,120	119,361	21,636	39,394	61,030

Increase (decrease) in interest expense
Interest-bearing transaction deposits	(27)	36,145	36,118	129	5,099	5,228
Savings and money market deposits	(752)	33,553	32,801	151	1,269	1,420
Time deposits	4,932	34,022	38,954	(1,303)	(1,816)	(3,119)
Federal funds purchased and repurchase agreements	(304)	4,032	3,728	30	1,218	1,248
Borrowings	9,485	1,464	10,949	1,611	1,869	3,480
Junior subordinated debt owed to unconsolidated trusts	8	816	824	7	182	189
Change in interest expense	13,342	110,032	123,374	625	7,821	8,446
Increase (decrease) in net interest income	$(12,101)	$8,088	$(4,013)	$21,011	$31,573	$52,584

Percentage increase (decrease) in net interest income over prior period			(1.2)%			19.3%
First Busey Corporation | 2023 — 60

Table of Contents    Contents of Item 7. MD&A
Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	% Change
Average interest-earning assets	$11,164,594	$11,473,063	$(308,469)	(2.7)%
Average interest-bearing liabilities	7,825,459	7,583,331	242,128	3.2%
Average noninterest-bearing deposits	3,018,563	3,550,517	(531,954)	(15.0)%

Total average deposits	10,070,933	10,508,953	(438,020)	(4.2)%
Total average liabilities	11,048,707	11,297,777	(249,070)	(2.2)%

Average noninterest-bearing deposits as a percent of total average deposits	30.0%	33.8%	(380) bps
Total average deposits as a percent of total average liabilities	91.2%	93.0%	(180) bps
Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$481,546	$362,185	$119,361	33.0%
Interest expense	(159,922)	(36,548)	(123,374)	(337.6)%
Net interest income, on a tax-equivalent basis[1]	$321,624	$325,637	$(4,013)	(1.2)%

Net interest margin[1,2]	2.88%	2.84%	4 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
The FOMC raised rates by a total of 100 basis points during 2023, and by a total of 525 basis points since the onset of the current FOMC tightening cycle that began in the first quarter of 2022. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, and we experience deposit migration into higher cost offerings and funding alternatives, some of the net interest margin expansion is reversed.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Net interest spread[1]	2.27%	2.68%	2.36%
___________________________________________
1.Calculated on a tax-equivalent basis.
First Busey Corporation | 2023 — 61

Table of Contents    Contents of Item 7. MD&A
The net interest margin discussion above is based upon the results and average balances for the years ended December 31, 2023, 2022, and 2021. Annualized net interest margins for the quarterly periods indicated were as follows:

	2023	2022	2021
First Quarter	3.13%	2.45%	2.72%
Second Quarter	2.86%	2.68%	2.50%
Third Quarter	2.80%	3.00%	2.41%
Fourth Quarter	2.74%	3.24%	2.36%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies.
Noninterest Income
Changes in noninterest income are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$57,309	$55,378	$1,931	3.5%
Payment technology solutions	21,192	20,067	1,125	5.6%
Combined, wealth management fees and payment technology solutions	78,501	75,445	3,056	4.1%

Fees for customer services	29,044	33,111	(4,067)	(12.3)%
Mortgage revenue	1,089	1,895	(806)	(42.5)%
Income on bank owned life insurance	4,701	3,663	1,038	28.3%

Securities income:
Realized net gains (losses) on securities	(28)	50	(78)	(156.0)%
Unrealized net gains (losses) recognized on equity securities	(2,171)	(2,183)	12	0.5%
Net securities gains (losses)	(2,199)	(2,133)	(66)	(3.1)%

Other income	11,248	14,822	(3,574)	(24.1)%
Total noninterest income	$122,384	$126,803	$(4,419)	(3.5)%

Assets under care as of period end	$12,136,869	$11,061,831	$1,075,038	9.7%
First Busey Corporation | 2023 — 62

Table of Contents    Contents of Item 7. MD&A

	Years Ended December 31,
	2022	2021	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$55,378	$53,086	$2,292	4.3%
Payment technology solutions	20,067	18,347	1,720	9.4%
Combined, wealth management fees and payment technology solutions	75,445	71,433	4,012	5.6%

Fees for customer services	33,111	35,604	(2,493)	(7.0)%
Mortgage revenue	1,895	7,239	(5,344)	(73.8)%
Income on bank owned life insurance	3,663	5,166	(1,503)	(29.1)%

Securities income:
Realized net gains (losses) on securities	50	29	21	72.4%
Unrealized net gains (losses) recognized on equity securities	(2,183)	3,041	(5,224)	(171.8)%
Net securities gains (losses)	(2,133)	3,070	(5,203)	(169.5)%

Other income	14,822	10,292	4,530	44.0%
Total noninterest income	$126,803	$132,804	$(6,001)	(4.5)%

Assets under care	$11,061,831	$12,731,319	$(1,669,488)	(13.1)%
Total noninterest income was $122.4 million for the year ended December 31, 2023, a decrease of 3.5% when compared with $126.8 million for the year ended December 31, 2022. The year-over-year decrease in non-interest income is substantially attributable to Durbin Amendment impacts as described in further detail below. Total noninterest income represented 27.7% of total revenue2 in 2023, compared to 28.2% in 2022.
Combined, revenues from wealth management fees and payment technology solutions represented 64.1% and 59.5% of Busey’s noninterest income for the years ended December 31, 2023, and December 31, 2022, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $78.5 million for the year ended December 31, 2023, a 4.1% increase from $75.4 million for the year ended December 31, 2022.
Wealth management fees increased by 3.5% to $57.3 million in 2023, compared to $55.4 million in 2022. Busey’s Wealth Management division had $12.1 billion in assets under care as of December 31, 2023, compared to $11.1 billion as of December 31, 2022. Our portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue increased by 5.6% to $21.2 million in 2023, compared to $20.1 million in 2022. Results for 2023 marked a new record high reported annual revenue for FirsTech.
2 Total revenue consists of net interest income plus noninterest income.
First Busey Corporation | 2023 — 63

Table of Contents    Contents of Item 7. MD&A
Fees for customer services decreased by 12.3% to $29.0 million in 2023, compared to $33.1 million in 2022. Beginning on July 1, 2022, we became subject to the Durbin Amendment, which requires the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions. Reduced fee income is primarily attributable to the impact of the Durbin Amendment for all of 2023 versus only half of 2022, as well to modifications implemented to overdraft and non-sufficient funds fee structures.
Mortgage revenue was $1.1 million in 2023, compared to $1.9 million in 2022. Decreases primarily resulted from declines in mortgage origination and sold-loan mortgage volume. General economic conditions and interest rate volatility may impact future fee income.
Income on bank owned life insurance increased by 28.3% to $4.7 million in 2023, compared to $3.7 million in 2022, resulting from a $0.8 million increase in earnings on death proceeds and a $0.2 million increase in the cash surrender value of the insurance policies.
Other income decreased by 24.1% to $11.2 million in 2023, compared to $14.8 million in 2022. Primary contributors to other income include swap origination fees, gains on commercial loans sales, and changes in venture capital investment valuations.
First Busey Corporation | 2023 — 64

Table of Contents    Contents of Item 7. MD&A
Noninterest Expense
Changes in noninterest expense are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$162,597	$159,016	$3,581	2.3%
Data processing	23,708	21,648	2,060	9.5%

Premises expenses:
Net occupancy expense of premises	18,214	19,130	(916)	(4.8)%
Furniture and equipment expenses	6,759	7,645	(886)	(11.6)%
Combined, net occupancy expense of premises and furniture and equipment expenses	24,973	26,775	(1,802)	(6.7)%

Professional fees	7,147	6,125	1,022	16.7%
Amortization of intangible assets	10,432	11,628	(1,196)	(10.3)%
Interchange expense	6,864	6,298	566	9.0%
FDIC insurance	5,650	4,058	1,592	39.2%
Other expense	44,161	48,333	(4,172)	(8.6)%
Total noninterest expense	$285,532	$283,881	$1,651	0.6%

Income taxes	$31,339	$33,426	$(2,087)	(6.2)%
Effective income tax rate	20.4%	20.7%	(30) bps

Efficiency ratio[1]	61.7%	59.9%	180 bps
Adjusted efficiency ratio[1]	60.7%	58.9%	180 bps

Full-time equivalent associates as of period-end	1,479	1,497	(18)	(1.2)%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measure to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation | 2023 — 65

Table of Contents    Contents of Item 7. MD&A

	Years Ended December 31,
	2022	2021	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$159,016	$145,312	$13,704	9.4%
Data processing	21,648	21,862	(214)	(1.0)%

Premises expenses:
Net occupancy expense of premises	19,130	18,346	784	4.3%
Furniture and equipment expenses	7,645	8,301	(656)	(7.9)%
Combined, net occupancy expense of premises and furniture and equipment expenses	26,775	26,647	128	0.5%

Professional fees	6,125	7,549	(1,424)	(18.9)%
Amortization of intangible assets	11,628	11,274	354	3.1%
Interchange expense	6,298	5,792	506	8.7%
FDIC insurance	4,058	3,083	975	31.6%
Other expense	48,333	40,261	8,072	20.0%
Total noninterest expense	$283,881	$261,780	$22,101	8.4%

Income taxes	$33,426	$33,374	$52	0.2%
Effective income tax rate	20.7%	21.3%	(60) bps

Efficiency ratio[1]	59.9%	62.2%	(230) bps
Adjusted efficiency ratio[1]	58.9%	57.9%	100 bps

Full-time equivalent associates as of period-end	1,497	1,463	34	2.3%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measure to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
Total noninterest expense increased to $285.5 million for the year ended December 31, 2023, compared to $283.9 million for the year ended December 31, 2022, representing a modest year-over-year increase of 0.6%. Non-operating acquisition and other restructuring expenses decreased to $4.3 million in 2023, compared to $4.5 million in 2022. We have effectively managed our noninterest expense during a time of decades-high inflation, and have been purposeful in our efforts to rationalize our expense base given our economic outlook and our view on the future of banking.
Salaries, wages, and employee benefits increased to $162.6 million in 2023, compared to $159.0 million in 2022. Our total associate base consisted of 1,479 full-time equivalents as of December 31, 2023, compared to 1,497 at December 31, 2022. Non-operating costs contributed $0.8 million of the increase in salaries, wages, and employee benefits. Current trends continue to reflect a competitive labor market, maintaining pressure on costs related to attracting and maintaining our skilled workforce.
Data processing expense increased to $23.7 million in 2023, compared to $21.6 million in 2022. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
First Busey Corporation | 2023 — 66

Table of Contents    Contents of Item 7. MD&A
Combined, net occupancy expense of premises and furniture and equipment expenses decreased to $25.0 million in 2023, compared to $26.8 million in 2022. Decreases were primarily attributable to declines in depreciation expense and real estate taxes.
Professional fees increased to $7.1 million in 2023, compared to $6.1 million in 2022. The increase was primarily attributable to higher expenses for audit and accounting fees and payroll services.
Amortization of intangible assets decreased to $10.4 million in 2023, compared to $11.6 million in 2022, due to the continued use of an accelerated amortization methodology.
Interchange expense increased to $6.9 million in 2023, compared to $6.3 million in 2022. Fluctuations in interchange expense were primarily the result of increased payment and volume activity at FirsTech.
FDIC insurance expense increased to $5.7 million in 2023, compared to $4.1 million in 2022. Increases were the result of an FDIC final rule to increase the initial base deposit insurance assessment rate applicable to all depository institutions by two basis points beginning in 2023.
Other expense decreased to $44.2 million in 2023, compared to $48.3 million in 2022. Primary contributors to other expense include business development, collection and preservation, OREO, fixed asset impairments, provision for unfunded commitments, and NMTC impairments. Decreases were across multiple expense categories as a result of expense discipline.
Efficiency Ratio3
The efficiency ratio is calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses. The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 61.7% for the year ended December 31, 2023, compared to 59.9% for the year ended December 31, 2022. Operating costs have been influenced by acquisition expenses and other restructuring costs, and the adjusted efficiency ratio3 was 60.7% for the year ended December 31, 2023, compared to 58.9% for the year ended December 31, 2022.
Income Taxes
Effective income tax rates, calculated by dividing income taxes by income before taxes, were 20.4%, 20.7%, and 21.3% for the years ended December 31, 2023, 2022, and 2021, respectively. Busey's effective tax rates were lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income, and investments in various tax credits. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of December 31, 2023, we were not under income tax examination by any income tax authority.
3 The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation | 2023 — 67

Table of Contents    Contents of Item 7. MD&A
FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our Consolidated Balance Sheets are summarized in the table below (dollars in thousands):

	As of December 31,
	2023	2022	Change	% Change
Assets
Debt securities available for sale	$2,087,571	$2,461,393	$(373,822)	(15.2)%
Debt securities held to maturity	872,628	918,312	(45,684)	(5.0)%
Portfolio loans, net of ACL	7,559,294	7,634,094	(74,800)	(1.0)%
Total assets	12,283,415	12,336,677	(53,262)	(0.4)%

Liabilities
Deposits:
Noninterest-bearing	2,834,655	3,393,666	(559,011)	(16.5)%
Interest-bearing	7,456,501	6,677,614	778,887	11.7%
Total deposits	10,291,156	10,071,280	219,876	2.2%
Securities sold under agreements to repurchase	187,396	229,806	(42,410)	(18.5)%
Short-term borrowings	12,000	351,054	(339,054)	(96.6)%
Subordinated notes, net of unamortized issuance costs	222,882	222,038	844	0.4%
Total liabilities	11,011,434	11,190,700	(179,266)	(1.6)%

Stockholders’ equity	1,271,981	1,145,977	126,004	11.0%
Busey executed a two-part balance sheet repositioning strategy
During the fourth quarter of 2023, Busey sold all 16,878 shares of Visa Class B common stock it previously held (the “Visa Sale”) resulting in a pre-tax gain of approximately $5.5 million, and also executed a balance sheet repositioning of its available-for-sale securities portfolio (the “Repositioning”). Busey sold securities with a carrying value of approximately $110 million yielding 1.56%, resulting in a pre-tax loss of $5.3 million. Proceeds were deposited into an interest-bearing account at the Federal Reserve yielding 5.40%, a higher-yielding lower risk-weighted asset.
The increased net interest spread as a result of the Visa Sale and Repositioning is expected to increase net interest income by approximately $4.3 million on an annualized basis and improve Busey’s net interest margin run rate by 4 basis points. In addition, execution of these transactions further bolsters Busey’s liquidity position and balance sheet flexibility, while also strengthening its capital position. Busey anticipates reinvesting the proceeds into higher yielding organic growth opportunities over time.
The combined impact of the gain generated from the Visa Sale and the loss generated from the Repositioning will have an immediate positive impact on consolidated stockholders’ equity and book value per share. Risk-based regulatory capital ratios will increase modestly as a result of the Repositioning proceeds rotating into lower risk-weighted assets. Busey expects the above transactions to be accretive to capital and earnings per share in future periods.
First Busey Corporation | 2023 — 68

Table of Contents    Contents of Item 7. MD&A
Investment Securities
The primary purposes of our investment securities portfolio are to provide a source of earnings by deploying funds that are not needed to fulfill loan demand, deposit redemptions, or other liquidity purposes; to serve as a tool for interest rate risk positioning; and to provide collateral for pledging purposes against public deposits and repurchase agreements, all while providing a source of liquidity.
We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory considerations, and overall portfolio allocation. As of December 31, 2023, we did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.
Pledged securities totaled $837.4 million, or 28.3% of total debt securities, as of December 31, 2023, and $746.7 million, or 22.1% of total debt securities, as of December 31, 2022.
Debt Securities Available for Sale
Debt securities available for sale are carried at fair value. Net unrealized gains or losses, net of tax, are recorded in stockholders’ equity, through AOCI. As of December 31, 2023, the fair value of debt securities available for sale was $2.1 billion, and the amortized cost was $2.3 billion. There were $0.2 million of gross unrealized gains and $247.2 million of gross unrealized losses, resulting in a net unrealized loss of $247.1 million.
The composition of debt securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2023	2022
Debt securities available for sale
U.S. Treasury securities	$15,946	$114,061
Obligations of U.S. government corporations and agencies	5,832	19,779
Obligations of states and political subdivisions	172,845	257,512
Asset-backed securities	468,223	469,875
Commercial mortgage-backed securities	103,509	108,394
Residential mortgage-backed securities	1,111,312	1,243,256
Corporate debt securities	209,904	248,516
Debt securities available for sale, fair value	$2,087,571	$2,461,393

Debt securities available for sale, amortized cost	$2,334,630	$2,772,453
Fair value as a percentage of amortized cost	89.42%	88.78%
First Busey Corporation | 2023 — 69

Table of Contents    Contents of Item 7. MD&A
By maturity date, fair values and weighted average yields of debt securities available for sale as of December 31, 2023, are presented in the following table (dollars in thousands):

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities available for sale[1]
U.S. Treasury securities	$15,946	0.25%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	3,757	2.69%	1,951	5.16%	124	7.00%	—	—%
Obligations of states and political subdivisions[2]	20,680	2.82%	48,028	2.46%	76,167	2.28%	27,970	2.65%
Asset-backed securities	—	—%	—	—%	158,964	7.06%	309,259	6.88%
Commercial mortgage-backed securities	4,507	2.62%	16,982	2.56%	32,316	2.07%	49,704	2.32%
Residential mortgage-backed securities	486	2.63%	13,619	2.66%	87,161	1.75%	1,010,046	1.70%
Corporate debt securities	26,053	1.87%	149,719	1.37%	34,132	3.87%	—	—%
Debt securities available for sale	$71,429	1.88%	$230,299	1.79%	$388,864	4.24%	$1,396,979	2.89%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
2.Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
First Busey Corporation | 2023 — 70

Table of Contents    Contents of Item 7. MD&A
Debt Securities Held to Maturity
Debt securities held to maturity are carried at amortized cost. Unrecognized losses are included in OCI, and amortized into income over the contractual lives of the securities. An ACL balance will be established for debt securities held to maturity when applicable. No ACL was recorded for our portfolio of debt securities held to maturity as of December 31, 2023 or 2022.
As of December 31, 2023, the amortized cost of debt securities held to maturity was $872.6 million, and the fair value was $730.4 million. There were no gross unrecognized gains and $142.2 million of gross unrecognized losses.
The composition of debt securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2023	2022
Debt securities held to maturity
Commercial mortgage-backed securities	$428,526	$474,820
Residential mortgage-backed securities	444,102	443,492
Debt securities held to maturity, amortized cost	$872,628	$918,312

Debt securities held to maturity, fair value	$730,397	$785,295
Fair value as a percentage of amortized cost	83.70%	85.52%
By maturity date, fair values and weighted average yields of debt securities held to maturity as of December 31, 2023, are presented in the following table (dollars in thousands):

	Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities held to maturity[1]
Commercial mortgage-backed securities	$69,373	2.23%	$25,824	2.20%	$262,329	2.43%
Residential mortgage-backed securities	—	—%	—	—%	372,871	2.21%
Debt securities held to maturity	$69,373	2.23%	$25,824	2.20%	$635,200	2.30%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
Equity Securities
Equity securities are carried at fair value. The fair value of equity securities was $9.8 million as of December 31, 2023, compared to $11.5 million as of December 31, 2022.
First Busey Corporation | 2023 — 71

Table of Contents    Contents of Item 7. MD&A
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
Busey Bank’s lending activities can be summarized into two primary categories: commercial and retail. Within these primary categories, loans are further classified into five primary lending areas. The commercial category includes commercial loans, commercial real estate loans, and real estate construction loans. The retail category includes retail real estate loans and retail other loans.
Commercial Loans
Commercial loans typically comprise working capital loans or business expansion loans, including loans for asset purchases and other business loans. Commercial loans will generally be guaranteed, in full or a material percentage, by the primary owners of the business. Commercial loans are made based primarily on the borrower’s historical and projected cash flows and secondarily on the underlying assets pledged as collateral by the borrower. Cash flows of the borrower, however, may not perform consistently with historical or projected information. Further, collateral securing loans may fluctuate in value due to individual economic or other factors. Busey Bank has established minimum standards and underwriting guidelines for all commercial loan types.
First Busey Corporation | 2023 — 72

Table of Contents    Contents of Item 7. MD&A
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
Retail Real Estate Loans
Retail real estate loans are comprised of direct consumer loans that include residential real estate, home equity lines of credit, and home equity loans. In 2023, Busey retained a larger percentage of originated retail real estate loans in our portfolio, electing to sell a smaller percentage to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, we typically underwrite our retail real estate loans to conform to widely accepted standards. Several factors are considered in underwriting including the debt-to-income ratio and credit history of the borrower, as well as the value of the underlying real estate.
Retail Other Loans
Retail other loans consist of installment loans to individuals, including automotive loans and indirect lending. These loans are centrally underwritten utilizing the borrower’s financial history, including credit scores, as well as information about the underlying collateral. Retail other loans also include whole-life loans which are secured by the cash value of underlying life insurance policies. Repayment of retail other loans is expected from the borrower’s cash flows.
First Busey Corporation | 2023 — 73

Table of Contents    Contents of Item 7. MD&A
Portfolio Composition
The composition of our loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows (dollars in thousands):

	As of December 31,
	2023	2022	Change	% Change
Commercial loans
Commercial	$1,835,994	$1,974,154	$(138,160)	(7.0)%
Commercial real estate	3,337,337	3,261,873	75,464	2.3%
Real estate construction	461,717	530,469	(68,752)	(13.0)%
Total commercial loans	5,635,048	5,766,496	(131,448)	(2.3)%
Retail loans
Retail real estate	1,720,455	1,657,082	63,373	3.8%
Retail other	295,531	302,124	(6,593)	(2.2)%
Total retail loans	2,015,986	1,959,206	56,780	2.9%
Total portfolio loans	7,651,034	7,725,702	(74,668)	(1.0)%
ACL	(91,740)	(91,608)	(132)	(0.1)%
Portfolio loans, net of ACL	$7,559,294	$7,634,094	$(74,800)	(1.0)%
Commercial balances decreased by $131.4 million, or 2.3%, during the year ended December 31, 2023. Retail balances increased by $56.8 million, or 2.9%, during the year ended December 31, 2023. As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters, and this approach has impacted loan growth for 2023 as predicted.
Geographic distributions of portfolio loans, based on origination, by category were as follows (dollars in thousands):

	December 31, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,395,020	$369,767	$25,267	$45,940	$1,835,994
Commercial real estate	2,278,348	671,762	219,511	167,716	3,337,337
Real estate construction	255,879	74,805	72,121	58,912	461,717
Total commercial loans	3,929,247	1,116,334	316,899	272,568	5,635,048
Retail loans
Retail real estate	1,284,362	225,610	129,454	81,029	1,720,455
Retail other	290,937	2,344	1,111	1,139	295,531
Total retail loans	1,575,299	227,954	130,565	82,168	2,015,986
Total portfolio loans	$5,504,546	$1,344,288	$447,464	$354,736	$7,651,034
ACL					(91,740)
Portfolio loans, net of ACL					$7,559,294
First Busey Corporation | 2023 — 74

Table of Contents    Contents of Item 7. MD&A

	December 31, 2022
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
Commercial	$1,401,165	$466,904	$52,925	$53,160	$1,974,154
Commercial real estate	2,180,767	680,532	220,939	179,635	3,261,873
Real estate construction	326,154	131,782	31,212	41,321	530,469
Total commercial loans	3,908,086	1,279,218	305,076	274,116	5,766,496
Retail loans
Retail real estate	1,253,069	210,048	122,397	71,568	1,657,082
Retail other	296,719	2,565	1,788	1,052	302,124
Total retail loans	1,549,788	212,613	124,185	72,620	1,959,206
Total portfolio loans	$5,457,874	$1,491,831	$429,261	$346,736	$7,725,702
ACL					(91,608)
Portfolio loans, net of ACL					$7,634,094
Commercial real estate loans are made across a variety of industries, as depicted in the table below (dollars in thousands). Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of December 31, 2023
	Investor Owned	Owner Occupied	Total	% Owner Occupied
Commercial Real Estate by Industry
Industrial/Warehouse	$301,464	$365,527	$666,991	54.8%
Retail	479,521	61,879	541,400	11.4%
Apartments	534,627	—	534,627	—%
Traditional Office	257,149	111,612	368,761	30.3%
Specialty	80,047	233,022	313,069	74.4%
Medical Office	153,205	93,930	247,135	38.0%
Student Housing	208,763	—	208,763	—%
Hotel	189,184	601	189,785	0.3%
Senior Housing	151,964	—	151,964	—%
Restaurant	23,093	46,178	69,271	66.7%
Nursing Homes	24,101	1,498	25,599	5.9%
Health Care	20,000	737	20,737	3.6%
Other	544	200	744	26.8%
Total	$2,423,662	$915,184	$3,338,846	27.4%
Paycheck Protection Program Loans
Throughout the COVID-19 pandemic, Busey operated as an essential community resource, providing approximately $1.1 billion in payroll assistance for small businesses and select nonprofits through low-interest, 100% government-guaranteed loans as part of the PPP. We had $0.3 million in PPP loans outstanding as of December 31, 2023, compared to $0.9 million in PPP loans outstanding as of December 31, 2022.
First Busey Corporation | 2023 — 75

Table of Contents    Contents of Item 7. MD&A
Loan Commitments
Commitments to extend credit and standby letters of credit increased by $151.7 million, or 7.5%, to a total of $2.2 billion as of December 31, 2023, compared to $2.0 billion as of December 31, 2022.
Loan Maturities
The determination of loan maturities is based on contractual loan terms. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are considered to mature within one year.
The following table sets forth remaining maturities of portfolio loans at December 31, 2023, (dollars in thousands):

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
Portfolio loans
Commercial	$522,304	$942,390	$337,483	$33,817	$1,835,994
Commercial real estate	488,151	1,968,765	867,973	12,448	3,337,337
Real estate construction	173,939	212,219	51,941	23,618	461,717
Retail real estate	41,180	139,749	549,397	990,129	1,720,455
Retail other	40,721	191,588	44,581	18,641	295,531
Total portfolio loans	$1,266,295	$3,454,711	$1,851,375	$1,078,653	$7,651,034
Interest Rate Structure
Portfolio loans maturing after one year are summarized below by interest rate structure and loan category, as of December 31, 2023, (dollars in thousands):

	Fixed Rate	Adjustable Rate	Total
Portfolio loans maturing after 1 year
Commercial	$745,328	$568,362	$1,313,690
Commercial real estate	2,130,224	718,962	2,849,186
Real estate construction	116,875	170,903	287,778
Retail real estate	788,759	890,516	1,679,275
Retail other	208,765	46,045	254,810
Total portfolio loans maturing after 1 year	$3,989,951	$2,394,788	$6,384,739
First Busey Corporation | 2023 — 76

Table of Contents    Contents of Item 7. MD&A
Allowance and Provision for Credit Losses
The ACL is a significant estimate in our Consolidated Balance Sheets, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses are based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision expenses (releases) were recorded as follows for each of the years indicated (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Provision for credit losses	$2,399	$4,623	$(15,101)
The provision release in 2021 reflected improvements in macroeconomic conditions and asset quality, following a build-up of the ACL in the prior year attributable to the adoption of CECL in combination with the economic impacts of the COVID-19 pandemic.
First Busey Corporation | 2023 — 77

Table of Contents    Contents of Item 7. MD&A
The following table summarizes, by loan category, activity affecting the ACL and average portfolio loans outstanding for the years indicated, as well as the related ratios of net charge-offs (recoveries) to average portfolio loans (dollars in thousands):

	ACL	Average Portfolio Loans Outstanding	Ratio of Net Charge-offs (Recoveries) To Average Portfolio Loans
ACL balance, December 31, 2020	$101,048
Day 1 PCD[1]	4,178
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(1,397)	$1,985,511	0.07%
Commercial real estate	(666)	2,953,944	0.02%
Real estate construction	89	450,713	(0.02)%
Retail real estate	(76)	1,446,673	0.01%
Retail other	(188)	132,966	0.14%
Net (charge-offs) recoveries and average portfolio loans	(2,238)	$6,969,807	0.03%
Provision for credit losses	(15,101)
ACL balance, December 31, 2021	87,887
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(492)	$1,919,227	0.03%
Commercial real estate	(842)	3,200,166	0.03%
Real estate construction	213	466,045	(0.05)%
Retail real estate	385	1,584,859	(0.02)%
Retail other	(166)	275,665	0.06%
Net (charge-offs) recoveries and average portfolio loans	(902)	$7,445,962	0.01%
Provision for credit losses	4,623
ACL balance, December 31, 2022	91,608
Net (charge-offs) recoveries and average portfolio loans by loan category:
Commercial	(1,877)	$1,910,008	0.10%
Commercial real estate	(379)	3,316,633	0.01%
Real estate construction	171	536,280	(0.03)%
Retail real estate	183	1,689,868	(0.01)%
Retail other	(365)	306,683	0.12%
Net (charge-offs) recoveries and average portfolio loans	(2,267)	$7,759,472	0.03%
Provision for credit losses	2,399
ACL balance, December 31, 2023	$91,740
___________________________________________
1.The Day 1 PCD is attributable to the CAC acquisition.
First Busey Corporation | 2023 — 78

Table of Contents    Contents of Item 7. MD&A
The following table sets forth the ACL by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated (dollars in thousands):

	As of December 31,
	2023		2022
	ACL	% of Loans to Total Loans	ACL	% of Loans to Total Loans
Loan Category
Commercial	$21,256	24.0%	$23,860	25.6%
Commercial real estate	35,465	43.6%	38,299	42.2%
Real estate construction	5,163	6.0%	6,457	6.9%
Retail real estate	26,298	22.5%	18,193	21.4%
Retail other	3,558	3.9%	4,799	3.9%
Total	$91,740	100.0%	$91,608	100.0%
The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors. As of December 31, 2023, Busey management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained.
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
First Busey Corporation | 2023 — 79

Table of Contents    Contents of Item 7. MD&A
The following table sets forth information concerning non-performing loans and performing restructured loans (dollars in thousands):

	As of December 31,
	2023	2022
Portfolio loans	$7,651,034	$7,725,702
Loans 30 – 89 days past due	5,779	6,548
Total assets	12,283,415	12,336,677

Non-performing assets
Non-performing loans:
Non-accrual loans	$7,441	$15,067
Loans 90+ days past due and still accruing	375	673
Total non-performing loans	7,816	15,740
OREO and other repossessed assets	125	850
Total non-performing assets	7,941	16,590
Substandard (excludes 90+ days past due)	64,347	90,489
Classified assets	$72,288	$107,079

ACL	$91,740	$91,608
Bank Tier 1 Capital	1,362,962	1,306,716

Ratios
ACL to portfolio loans	1.20%	1.19%
ACL to non-accrual loans	1,232.90%	608.00%
ACL to non-performing loans	1,173.75%	582.01%
ACL to non-performing assets	1,155.27%	552.19%
Non-accrual loans to portfolio loans	0.10%	0.20%
Non-performing loans to portfolio loans	0.10%	0.20%
Non-performing assets to total assets	0.06%	0.13%
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.10%	0.21%
Classified assets to Bank Tier 1 Capital and ACL	4.97%	7.66%
Asset quality remains strong by both Busey’s historical and current industry trends, and our operating mandate and focus have been on emphasizing credit quality over asset growth.
As a result of continued disciplined credit management, non-performing loan balances declined by 50.34% to $7.8 million as of December 31, 2023, compared to $15.7 million as of December 31, 2022. Non-performing loans represented 0.10% of portfolio loans as of December 31, 2023, compared to 0.20% as of December 31, 2022. Our allowance coverage of non-performing loans increased to 1,173.75% at December 31, 2023, compared to 582.01% at December 31, 2022.
Non-performing assets declined by 52.13% to $7.9 million as of December 31, 2023, compared to $16.6 million as of December 31, 2022. Non-performing assets represented 0.06% of total assets as of December 31, 2023, compared to 0.13% as of December 31, 2022. Our allowance for credit losses provided 1,155.27% coverage of our non-performing assets at December 31, 2023, up from 552.19% at December 31, 2022.
First Busey Corporation | 2023 — 80

Table of Contents    Contents of Item 7. MD&A
Classified assets, which includes non-performing assets and substandard loans, decreased to $72.3 million as of December 31, 2023, compared to $107.1 million as of December 31, 2022. Classified assets represented 4.97% of Busey Bank’s Tier 1 capital and ACL at December 31, 2023, down from 7.66% at December 31, 2022.
Net charge-offs totaled $2.3 million in 2023, representing 0.03% of average loans, compared with net charge-offs of $0.9 million in 2022, representing 0.01% of average loans.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, restructured, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased to $64.3 million at December 31, 2023, compared to $89.2 million at December 31, 2022. Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of December 31, 2023, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
COVID-19 Modifications
To alleviate some of the financial hardships faced as a result of COVID-19, Busey offered a Financial Relief Program to qualifying customers. The program included options for short-term loan payment deferrals and certain fee waivers. We had no commercial or retail loans remaining in the program as of December 31, 2023. In comparison, we had eight payment deferred commercial loans totaling $20.6 million that were on interest-only payment terms, and one payment deferred retail loan totaling $0.1 million as of December 31, 2022.
First Busey Corporation | 2023 — 81

Table of Contents    Contents of Item 7. MD&A
Deposits
The following table shows the deposit mix for each of the periods presented (dollars in thousands):

	As of December 31,
	2023		2022
	Balance	% Total	Balance	% Total	Change	% Change
Deposits
Non-maturity deposits:
Noninterest-bearing demand deposits	$2,834,655	27.5%	$3,393,666	33.7%	$(559,011)	(16.5)%
Interest-bearing transaction deposits	2,717,139	26.4%	2,857,818	28.4%	(140,679)	(4.9)%
Saving deposits and money market deposits	2,920,088	28.4%	2,964,421	29.4%	(44,333)	(1.5)%
Total non-maturity deposits	8,471,882	82.3%	9,215,905	91.5%	(744,023)	(8.1)%
Time deposits	1,819,274	17.7%	855,375	8.5%	963,899	112.7%
Total deposits	$10,291,156	100.0%	$10,071,280	100.0%	$219,876	2.2%
Total deposits increased by 2.2% to $10.3 billion as of December 31, 2023, compared to $10.1 billion as of December 31, 2022. Growth in our deposit base coupled with cash flows from our securities portfolio allows us to fund loan growth while limiting our reliance on higher cost wholesale funding alternatives. We focus on deepening our relationship with customers to maintain and protect our strong core deposit4 franchise, allowing us to reduce our reliance on wholesale funding. As of December 31, 2023, our average customer tenure was 16.5 years for retail customers and 12.4 years for commercial customers. Core deposits4 include non-brokered transaction accounts, money market deposit accounts, and time deposits of $250,000 or less. Core deposits4 represented 96.2% of total deposits as of December 31, 2023, compared to 98.8% as of December 31, 2022.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $3.8 billion at December 31, 2023. The portion of our deposit base that was uninsured and not otherwise collateralized was estimated to be $2.8 billion at December 31, 2023, which represented 27% of total deposits. Of that amount, $350.1 million represented time deposits. The following table presents estimates of the uninsured portion of time deposits by maturity date (dollars in thousands):

As of December 31, 2023
Estimated uninsured time deposits by schedule of maturities
3 months or less	$115,498
Over 3 months through 6 months	123,186
Over 6 months through 12 months	88,335
Thereafter	23,059
Uninsured time deposits	$350,078
4 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information” included in this Annual Report.
First Busey Corporation | 2023 — 82

Table of Contents    Contents of Item 7. MD&A
Borrowings
Term Loan
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which we have access to (1) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (2) a $60.0 million Term Loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. On April 30, 2023, the agreement was further amended to extend the term for the revolving line of credit to April 30, 2024.
Proceeds of the Term Loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. The total outstanding balance on the Term Loan was $30.0 million as of December 31, 2023, of which $12.0 million was short-term and $18.0 million was long-term. Quarterly payments on the Term Loan reduce the outstanding principal balance by $3.0 million each quarter.
As of December 31, 2023, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
Securities Sold Under Agreements to Repurchase and Short-term Borrowings
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Short-term borrowings include FHLB advances that mature in less than one year from the date of origination, and the current portion of long-term debt due within 12 months.
First Busey Corporation | 2023 — 83

Table of Contents    Contents of Item 7. MD&A
The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings, as well as the weighted average interest rates thereon (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Securities sold under agreements to repurchase
Balance at end of period	$187,396	$229,806	$270,139
Weighted average interest rate at end of period	3.26%	1.91%	0.08%
Maximum outstanding at any month end in year-to-date period	$248,850	$283,664	$270,139
Average daily balance for the year-to-date period	200,702	243,690	218,454
Weighted average interest rate during period[1]	2.58%	0.60%	0.10%

FHLB advances, current portion due within 12 months
Balance at end of period	$—	$339,054	$5,678
Weighted average interest rate at end of period	—%	4.28%	0.36%
Maximum outstanding at any month end in year-to-date period	$603,881	$339,054	$5,678
Average daily balance for the year-to-date period	241,382	25,845	4,934
Weighted average interest rate during period[1]	4.90%	4.28%	0.41%

Term Loan, current portion due within 12 months
Balance at end of period	$12,000	$12,000	$12,000
Weighted average interest rate at end of period	7.14%	5.92%	1.88%
Maximum outstanding at any month end in year-to-date period	$12,000	$12,000	$12,000
Average daily balance for the year-to-date period	12,000	12,000	7,167
Weighted average interest rate during period[1]	6.88%	3.55%	1.79%
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
On June 1, 2020, Busey issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. Interest on the subordinated notes is payable semi-annually on each June 1 and December 1 during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company.
First Busey Corporation | 2023 — 84

Table of Contents    Contents of Item 7. MD&A
On June 2, 2022, Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 Capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes will accrue at a rate equal to (1) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (2) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 basis points from and including, June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 15, 2027.
Unamortized debt issuance costs related to subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2023	2022
Unamortized debt issuance costs
Subordinated notes issued in 2020	$735	$1,220
Subordinated notes issued in 2022	1,383	1,742
Total unamortized debt issuance costs	$2,118	$2,962
Junior Subordinated Debt Owed to Unconsolidated Trusts
Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of Busey, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, we issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated, as Tier 1 regulatory capital. Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, we acquired similar statutory trusts previously maintained by Pulaski and the fair value adjustment is being accreted over their weighted average remaining life, with a balance remaining to be accreted of $2.6 million at December 31, 2023. We had $72.0 million and $71.8 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2023, and 2022, respectively.
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
First Busey Corporation | 2023 — 85

Table of Contents    Contents of Item 7. MD&A
Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Average liquid assets
Cash and due from banks	$116,530	$120,910	$133,711
Interest-bearing bank deposits	214,422	290,875	630,687
Total average liquid assets	$330,952	$411,785	$764,398

Average liquid assets as a percent of average total assets	2.7%	3.3%	6.4%
Cash and unencumbered securities on our Consolidated Balance Sheets are summarized as follows for the periods presented (dollars in thousands):

	As of December 31,
	2023	2022
Cash and unencumbered securities
Total cash and cash equivalents	$719,581	$227,164
Debt securities available for sale	2,087,571	2,461,393
Debt securities available for sale pledged as collateral	(649,769)	(746,675)
Cash and unencumbered securities	$2,157,383	$1,941,882
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and our revolving credit facility, as summarized in the table below (dollars in thousands):

	As of December 31,
	2023	2022
Additional available borrowing capacity
FHLB	$1,898,737	$1,765,388
Federal Reserve Bank	598,878	659,680
Federal funds purchased	482,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,020,115	$2,947,568
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.
As of December 31, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Our ability to pay cash dividends to our stockholders and to service our debt is dependent on the receipt of cash dividends from our subsidiaries. Busey Bank paid dividends to First Busey Corporation totaling $90.0 million and $95.0 million for the years ended December 31, 2023, and 2022, respectively.
First Busey Corporation | 2023 — 86

Table of Contents    Contents of Item 7. MD&A
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of December 31,
	2023	2022
Outstanding loan commitments and standby letters of credit	$2,176,496	$2,024,777
Reserve for unfunded commitments	7,062	6,601
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Provision for unfunded commitments expense (release)	$461	$61	$(774)
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Contractual Obligations
We have entered into certain contractual obligations and other commitments that generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.
The following table summarizes significant contractual obligations and other commitments, excluding short-term borrowings and the current portion of long-term debt, as of December 31, 2023, (dollars in thousands):

	Certificates of Deposit	Operating Leases	Junior Subordinated Debt Owed to Unconsolidated Trusts	Long-term Debt	Subordinated Notes, Net of Unamortized Issuance Costs	Total
Contractual obligations by schedule of maturities
2024	$1,705,846	$2,023	$—	$—	$—	$1,707,869
2025	68,738	1,768	—	12,000	—	82,506
2026	21,222	1,443	—	6,000	—	28,665
2027	12,470	1,277	—	—	—	13,747
2028	10,451	1,255	—	—	—	11,706
Thereafter	547	5,478	71,993	—	222,882	300,900
Contractual obligations	$1,819,274	$13,244	$71,993	$18,000	$222,882	$2,145,393

Commitments to extend credit and standby letters of credit						$2,176,496
First Busey Corporation | 2023 — 87

Table of Contents    Contents of Item 7. MD&A
Cash Flows
Busey’s cash flows consist of operating activities, investing activities, and financing activities.
Net cash flows provided by operating activities totaled $173.4 million in 2023, compared to $165.9 million provided by operating activities in 2022. Significant operating activities affecting cash flows include net income, depreciation and amortization, and mortgage loan sale activity. Fluctuations in sales of loans held for sale are a function of changes in market rates for mortgage loans, which influence refinance activity.
Net cash provided by investing activities totaled $551.0 million in 2023, compared to $291.0 million used in investing activities in 2022. Significant investing activities are those associated with managing Busey’s investment and loan portfolios.
Net cash used in financing activities totaled $232.0 million in 2023, compared to $483.9 million used in financing activities in 2022. Significant financing activities affecting cash flows include deposit and other borrowings, as well as cash dividends paid.
For additional detail, see the Consolidated Statements of Cash Flows.
Capital Resources
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of December 31, 2023.

	Minimum Capital Requirements with Capital Buffer	As of December 31, 2023
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	13.09%	15.48%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.93%	15.48%
Total Capital to Risk Weighted Assets	10.50%	17.44%	16.45%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	10.08%	11.19%
Management believes that no conditions or events have occurred since December 31, 2023, that would materially adversely change First Busey’s or Busey Bank’s capital classifications.
NEW ACCOUNTING PRONOUNCEMENTS
We review new accounting standards as issued. Information relating to accounting pronouncements applicable to Busey appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
First Busey Corporation | 2023 — 88

Table of Contents    Contents of Item 7. MD&A
EFFECTS OF INFLATION
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salaries, wages, and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation — Three Years Ended December 31, 2023—Consolidated Average Balance Sheets and Interest Rates” and “Item  7A. Quantitative and Qualitative Disclosures About Market Risk.”
First Busey Corporation | 2023 — 89

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
+400	7.38%	12.27%	8.55%	16.02%
+300	5.49%	9.18%	6.34%	11.94%
+200	3.64%	6.11%	4.20%	7.91%
+100	1.81%	3.05%	2.10%	3.94%
- 100	(1.91)%	(3.95)%	(2.98)%	(5.27)%
-200	(3.86)%	(8.08)%	(6.12)%	(10.76)%
-300	(5.60)%	(14.74)%	(9.17)%	(19.56)%
-400	(6.91)%	(21.24)%	(11.36)%	(27.82)%
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
First Busey Corporation | 2023 — 90

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Contents of Item 8. Financial Statements & Supplementary Data
First Busey Corporation | 2023 — 91

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Busey Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 22, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
First Busey Corporation | 2023 — 92

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data
Allowance for Credit Losses on Loans—Adjustments to Historical Loss Factors
As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses totaled $91.7 million, which consists of a reserve on loans collectively evaluated for impairment (a/k/a general reserve) of $90.8 million and a reserve on loans individually evaluated (a/k/a specific reserve) of $.9 million at December 31, 2023. The allowance for credit losses is measured on a collective loan pool basis when similar risk characteristics exist. On a case‑by‑case basis, a loan may be evaluated on an individual basis based on disparate risk characteristics. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan‑specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

We identified the adjustments to historical loss factors component of the allowance for credit losses as a critical audit matter, as auditing the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the adjustments to historical factors within the allowance for credit losses include the following, among others:

•We obtained an understanding of the relevant controls related to the adjustments to historical factors in the calculation of the allowance for credit losses and tested such controls for design and operating effectiveness.

•We tested the completeness and accuracy of data used by management in determining adjustments to historical loss factors including testing the supporting data for agreement to internal or external source data.

•We tested management’s conclusions regarding the appropriateness of the adjustments, including magnitude and directional consistency, to historical loss factors included in the allowance for credit losses calculation.

/s/ RSM US LLP

We or our predecessor firms have served as the Company’s auditor since at least 1980; however, an earlier year could not be established.

Champaign, Illinois
February 23, 2023
First Busey Corporation | 2023 — 93

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents:
Cash and due from banks	$134,680	$117,513
Interest-bearing deposits	584,901	109,651
Total cash and cash equivalents	719,581	227,164

Debt securities available for sale	2,087,571	2,461,393
Debt securities held to maturity	872,628	918,312
Equity securities	9,812	11,535
Loans held for sale	2,379	1,253
Portfolio loans (net of ACL of $91,740 at December 31, 2023; $91,608 at December 31, 2022)	7,559,294	7,634,094
Premises and equipment, net	122,594	126,524
Right of use assets	11,027	12,829
Goodwill	317,873	317,873
Other intangible assets, net	35,991	46,423
Cash surrender value of bank owned life insurance	182,975	180,485
Other assets	361,690	398,792
Total assets	$12,283,415	$12,336,677

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$2,834,655	$3,393,666
Interest-bearing	7,456,501	6,677,614
Total deposits	10,291,156	10,071,280

Securities sold under agreements to repurchase	187,396	229,806
Short-term borrowings	12,000	351,054
Long-term debt	18,000	30,000
Subordinated notes, net of unamortized issuance costs	222,882	222,038
Junior subordinated debt owed to unconsolidated trusts	71,993	71,810
Lease liabilities	11,308	12,995
Other liabilities	196,699	201,717
Total liabilities	11,011,434	11,190,700

Outstanding commitments and contingent liabilities (see Notes 6 and 16)

Stockholders’ equity
Common stock, ($0.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,323,595	1,320,980
Retained earnings	237,197	168,769
AOCI	(218,803)	(273,278)
Total stockholders’ equity before treasury stock	1,342,047	1,216,529
Treasury stock at cost	(70,066)	(70,552)
Total stockholders’ equity	1,271,981	1,145,977
Total liabilities and stockholders’ equity	$12,283,415	$12,336,677

Shares
Common shares issued	58,116,969	58,116,970
Less: Treasury shares	(2,872,850)	(2,837,846)
Common shares outstanding	55,244,119	55,279,124
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation | 2023 — 94

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Interest income
Interest and fees on loans	$385,848	$287,477	$252,097
Interest and dividends on investment securities:
Taxable interest income	80,316	66,140	41,787
Non-taxable interest income	2,678	3,272	3,765
Other interest income	10,531	3,097	1,151
Total interest income	479,373	359,986	298,800

Interest expense
Deposits	123,985	16,112	12,583
Federal funds purchased and securities sold under agreements to repurchase	5,203	1,475	227
Short-term borrowings	12,775	1,647	279
Long-term debt	1,700	1,310	657
Senior notes	—	637	1,598
Subordinated notes	12,406	12,338	9,918
Junior subordinated debt owed to unconsolidated trusts	3,853	3,029	2,840
Total interest expense	159,922	36,548	28,102

Net interest income	319,451	323,438	270,698
Provision for credit losses	2,399	4,623	(15,101)
Net interest income after provision for credit losses	317,052	318,815	285,799

Noninterest income
Wealth management fees	57,309	55,378	53,086
Fees for customer services	29,044	33,111	35,604
Payment technology solutions	21,192	20,067	18,347
Mortgage revenue	1,089	1,895	7,239
Income on bank owned life insurance	4,701	3,663	5,166
Realized net gains (losses) on securities	(28)	50	29
Unrealized net gains (losses) recognized on equity securities	(2,171)	(2,183)	3,041
Other income	11,248	14,822	10,292
Total noninterest income	122,384	126,803	132,804

Noninterest expense
Salaries, wages, and employee benefits	162,597	159,016	145,312
Data processing	23,708	21,648	21,862
Net occupancy expense of premises	18,214	19,130	18,346
Furniture and equipment expenses	6,759	7,645	8,301
Professional fees	7,147	6,125	7,549
Amortization of intangible assets	10,432	11,628	11,274
Interchange expense	6,864	6,298	5,792
FDIC insurance	5,650	4,058	3,083
Other expense	44,161	48,333	40,261
Total noninterest expense	285,532	283,881	261,780

Income before income taxes	153,904	161,737	156,823
Income taxes	31,339	33,426	33,374
Net income	$122,565	$128,311	$123,449

Basic earnings per common share	$2.21	$2.32	$2.23
Diluted earnings per common share	2.18	2.29	2.20
Dividends declared per share of common stock	0.96	0.92	0.92
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation | 2023 — 95

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$122,565	$128,311	$123,449
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(16,674), $79,460, and $23,367	41,824	(199,302)	(58,610)
Net unrecognized gains (losses) on debt securities transferred to held to maturity from available for sale, net of taxes of $—, $13,812, and $—, respectively	—	(34,644)	—
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(1,569), $7, and $(17), respectively	3,934	(19)	44
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(1,763), $(1,893), and $—, respectively	4,426	4,745	—
Net change in unrealized/unrecognized gains (losses) on debt securities	50,184	(229,220)	(58,566)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $732, $8,258, and $(294), respectively	(1,835)	(20,717)	736
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(2,443), $(166), and $(304), respectively	6,126	417	763
Net change in unrealized gains (losses) on cash flow hedges	4,291	(20,300)	1,499
Net change in AOCI	54,475	(249,520)	(57,067)
Total comprehensive income (loss)	$177,040	$(121,209)	$66,382
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation | 2023 — 96

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	54,404,379	$56	$1,253,360	$20,830	$33,309	$(37,486)	$1,270,069
Net income	—	—	—	123,449	—	—	123,449
OCI, net of tax	—	—	—	—	(57,067)	—	(57,067)
Stock issued in acquisition, net of stock issuance costs	2,206,237	2	58,953	—	—	—	58,955
Repurchase of stock	(1,323,000)	—	—	—	—	(33,043)	(33,043)
Issuance of treasury stock for the 2021 ESPP	30,390	—	(136)	—	—	782	646
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	116,904	—	(4,109)	—	—	3,112	(997)
Cash dividends common stock at $0.92 per share	—	—	—	(50,764)	—	—	(50,764)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,052	(1,052)	—	—	—
Stock-based compensation	—	—	7,864	—	—	—	7,864
Balance, December 31, 2021	55,434,910	58	1,316,984	92,463	(23,758)	(66,635)	1,319,112
Net income	—	—	—	128,311	—	—	128,311
OCI, net of tax	—	—	—	—	(249,520)	—	(249,520)
Repurchase of stock	(388,614)	—	—	—	—	(9,912)	(9,912)
Issuance of treasury stock for the 2021 ESPP	57,385	—	(320)	—	—	1,477	1,157
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	175,225	—	(5,789)	—	—	4,513	(1,276)
Issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	218	—	(5)	—	—	5	—
Cash dividends common stock at $0.92 per share	—	—	—	(50,863)	—	—	(50,863)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,142	(1,142)	—	—	—
Stock-based compensation	—	—	8,968	—	—	—	8,968
Balance, December 31, 2022	55,279,124	58	1,320,980	168,769	(273,278)	(70,552)	1,145,977
Net income	—	—	—	122,565	—	—	122,565
OCI, net of tax	—	—	—	—	54,475	—	54,475
Repurchase of stock	(227,935)	—	—	—	—	(4,482)	(4,482)
Issuance of treasury stock for the 2021 ESPP	59,845	—	(530)	—	—	1,541	1,011
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	132,091	—	(4,494)	—	—	3,401	(1,093)
Net issuance of treasury stock for warrants exercised	994	—	(17)	—	—	26	9
Cash dividends common stock at $0.96 per share	—	—	—	(53,076)	—	—	(53,076)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,061	(1,061)	—	—	—
Stock-based compensation	—	—	6,595	—	—	—	6,595
Balance, December 31, 2023	55,244,119	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation | 2023 — 97

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities
Net income	$122,565	$128,311	$123,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,399	4,623	(15,101)
Amortization of intangible assets	10,432	11,628	11,274
Amortization of mortgage servicing rights	2,785	3,540	5,292
Amortization of NMTC	8,999	6,333	5,563
Depreciation and amortization of premises and equipment	9,488	10,482	11,610
Net amortization (accretion) on portfolio loans	6,971	3,932	(11,545)
Net amortization (accretion) of premium (discount) on investment securities	14,406	20,799	24,251
Net amortization (accretion) of premium (discount) on time deposits	(270)	(403)	(1,142)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,027	1,400	826
Impairment of OREO and other repossessed assets	100	611	1
Impairment of fixed assets held for sale	—	427	3,227
Impairment of mortgage servicing rights	1	(8)	(639)
Impairment of leases	—	84	—
Unrealized (gains) losses recognized on equity securities, net	2,171	2,183	(3,041)
(Gain) loss on sales of equity securities, net	(5,475)	(24)	—
(Gain) loss on sales of debt securities, net	5,503	(26)	(29)
(Gain) loss on sales of loans, net	(733)	(1,944)	(9,323)
(Gain) loss on sales of OREO and other repossessed assets	(46)	54	174
(Gain) loss on sales of premises and equipment	(450)	(825)	(1,023)
(Gain) loss on life insurance proceeds	(759)	—	(1,257)
(Increase) decrease in cash surrender value of bank owned life insurance	(3,942)	(3,663)	(3,909)
Provision for deferred income taxes	(2,920)	(1,272)	4,665
Stock-based compensation	6,595	8,968	7,864
Mortgage loans originated for sale	(35,413)	(70,953)	(274,356)
Proceeds from sales of mortgage loans	35,018	95,289	306,074
(Increase) decrease in other assets	(17,888)	(56,284)	7,203
Increase (decrease) in other liabilities	12,826	2,633	(28,096)
Net cash provided by (used in) operating activities	$173,390	$165,895	$162,012

Cash flows provided by (used in) investing activities
Purchases of equity securities	$(6,617)	$(14,820)	$(11,017)
Purchases of debt securities available for sale	(10,436)	(280,083)	(2,298,055)
Proceeds from sales of equity securities	11,644	15,418	7,254
Proceeds from sales of debt securities available for sale	105,044	—	290,955
Proceeds from paydowns and maturities of debt securities held to maturity	48,927	70,116	—
Proceeds from paydowns and maturities of debt securities available for sale	326,252	470,134	868,083
Purchases of FHLB and other bank stock	(30,957)	(12,969)	—
Proceeds from the redemption of FHLB and other bank stock	43,926	225	—
Net cash received in (paid for) acquisitions	—	—	228,279
Net (increase) decrease in loans	65,240	(541,713)	76,826
Cash paid for premiums on bank-owned life insurance	(80)	(106)	(124)
Proceeds from life insurance	2,292	219	4,755
Purchases of premises and equipment	(9,533)	(4,989)	(5,042)
Proceeds from disposition of premises and equipment	4,425	4,528	7,306
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	860	3,076	1,590
Net cash provided by (used in) investing activities	$550,987	$(290,964)	$(829,190)

(continued)
First Busey Corporation | 2023 — 98

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$220,146	$(696,894)	$767,474
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(42,410)	(40,333)	77,874
Net increase (decrease) in short-term borrowings	(335,000)	330,000	1,000
Proceeds from other borrowings, net of debt issuance costs	—	98,094	72,500
Repayment of other borrowings	(16,054)	(112,678)	(19,158)
Cash dividends paid	(53,076)	(50,863)	(50,764)
Purchase of treasury stock	(4,482)	(9,912)	(33,043)
Cash paid for withholding taxes on stock-based payments	(1,093)	(1,276)	(997)
Proceeds from stock warrants exercised	9	—	—
Common stock issuance costs	—	—	(150)
Net cash provided by (used in) financing activities	$(231,960)	$(483,862)	$814,736

Net increase (decrease) in cash and cash equivalents	$492,417	$(608,931)	$147,558
Cash and cash equivalents, beginning of period	227,164	836,095	688,537
Cash and cash equivalents, ending of period	$719,581	$227,164	$836,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$135,482	$35,297	$25,374
Income taxes	25,408	30,676	22,487

Non-cash investing and financing activities:
OREO acquired in settlement of loans	$189	$175	$1,610
Transfer of loans held for sale to portfolio loans	—	—	(4,808)
Transfer of debt securities available for sale to held to maturity	—	985,199	—
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation | 2023 — 99

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation is a financial holding company organized under the laws of Nevada. First Busey Corporation’s subsidiaries provide retail and commercial banking services and payment technology solutions, and offer a full range of financial products and services including depository, lending, security brokerage, investment management, and fiduciary services, to individual, corporate, institutional, and governmental customers through their locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana. First Busey Corporation and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
Significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:
Principles of Consolidation
Busey’s Consolidated Financial Statements include the accounts of First Busey Corporation and its subsidiaries, which include First Busey Risk Management (dissolved December 18, 2023), Deed of Trust Services Corporation, and Busey Bank, including Busey Bank’s wholly-owned subsidiaries FirsTech, Pulaski Service Corporation, and Busey Capital Management, Inc. Operating results generated from acquired businesses are included with Busey’s results of operations starting from each date of acquisition. First Busey Corporation and its subsidiaries maintain various limited liability companies that hold specific assets for risk mitigation purposes and are consolidated into Busey’s Consolidated Financial Statements. Intercompany balances and transactions have been eliminated in consolidation.
Because Busey is not the primary beneficiary, the Consolidated Financial Statements exclude the following wholly-owned variable interest entities: First Busey Statutory Trust II, First Busey Statutory Trust III, First Busey Statutory Trust IV, Pulaski Financial Statutory Trust I, and Pulaski Financial Statutory Trust II.
Use of Estimates
In preparing the accompanying Consolidated Financial Statements in conformity with GAAP, Busey’s management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of debt securities available for sale, fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities and unrealized gains and losses on cash flow hedges, are reported net of taxes as a separate component within the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).
First Busey Corporation | 2023 — 100

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not Busey’s assets and, accordingly, are not included in the accompanying Consolidated Financial Statements. Busey had assets under care of $12.1 billion at December 31, 2023, and $11.1 billion at December 31, 2022.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, interest-bearing deposits held with other financial institutions, and federal funds sold. The carrying amount of these instruments is considered a reasonable estimate of fair value.
Busey maintains its cash in deposit accounts, the balance of which, at times, may exceed federally insured limits. Busey has not experienced any losses in such accounts. Management believes Busey is not exposed to any significant credit risk on cash and cash equivalents.
Securities
Debt Securities Available for Sale
Debt securities classified as available for sale are those debt securities that Busey intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of Busey's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Debt securities available for sale are carried at fair value, with unrealized gains and losses reported in OCI, net of taxes.
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
Debt securities available for sale are not within the scope of the current expected credit losses methodology, however, the accounting for credit losses on these securities is affected by ASC Subtopic 326-30 “Financial Instruments-Credit Losses—Available-for-Sale Debt Securities.” A debt security available for sale is impaired if the fair value of the security declines below its amortized cost basis. To determine the appropriate accounting, Busey must first determine if it intends to sell the security or if it is more likely than not that it will be required to sell the security before the fair value increases to at least the amortized cost basis. If either of those selling events is expected, Busey will write down the amortized cost basis of the security to its fair value. This is achieved by writing off any previously recorded allowance, if applicable, and recognizing any incremental impairment through earnings. If Busey neither intends to sell the security nor believes it is more likely than not that the Company will be required to sell the security before the fair value recovers to the amortized cost basis, Busey must determine whether any of the decline in fair value has resulted from a credit loss, or if it is entirely the result of noncredit factors.
Busey considers the following factors in assessing whether the decline is due to a credit loss:
•Extent to which the fair value is less than the amortized cost basis;
•Adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors);
First Busey Corporation | 2023 — 101

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•Failure of the issuer of the security to make scheduled interest or principal payments; and
•Any changes to the rating of the security by a rating agency.
Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. Impairment is recognized by establishing an allowance for the debt security through the provision for credit losses. Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. Busey did not recognize any credit impairment in 2023, 2022, or 2021.
Debt Securities Held to Maturity
Debt securities classified as held to maturity are those debt securities that Busey has the intent and ability to hold to maturity and are carried at amortized cost. In 2022, Busey elected to transfer a portion of the agency mortgage-backed securities portfolio from available for sale to held to maturity. While held to maturity securities are within the scope of CECL, the standard allows for an assumption of zero credit losses when the expectation of non-payment is zero. The risk related to mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises is considered low, therefore requiring no allowance to be recorded.
Accrued interest receivable for debt securities totaled $13.6 million at December 31, 2023, and is excluded from the estimate of credit losses. Accrued interest receivable is reported in other assets on the Consolidated Balance Sheets.
Equity Securities
Equity securities are carried at fair value with changes in fair value recognized in earnings.
Loans Held for Sale
Loans held for sale include mortgage loans which Busey intends to sell to investors and/or the secondary mortgage market.
Busey accounts for loans held for sale at LOCOM. Loans held for sale are carried at amortized historical cost less loan write-offs and downward fair value adjustments, as may be applicable. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying amount, net of the value of any servicing assets for loans that were sold with servicing rights retained.
Loan Servicing
Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans. The unpaid principal balances of loans serviced by Busey for the benefit of others totaled $1.5 billion as of December 31, 2023, and $1.7 billion as of December 31, 2022, and are not included in the accompanying Consolidated Balance Sheets. Servicing rights are initially recorded at fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The amortization of mortgage servicing rights is included in mortgage revenue. The amortization of government-guaranteed commercial loans is included in other income.
First Busey Corporation | 2023 — 102

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value. Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs. For purposes of measuring impairment, servicing rights are stratified by one or more predominant characteristics of the underlying loans. A valuation allowance is recognized in the amount by which the amortized cost of the rights for each stratum exceeds its fair value, if any. If Busey later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings. Busey had an immaterial amount of impairment recorded at December 31, 2023 and 2022.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.
Portfolio Loans
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred origination fees and costs, charge-offs, and the ACL.
Loan origination fees, net of certain direct loan origination costs, are deferred and the net amount is amortized as an adjustment of the related loan’s yield. Busey amortizes the net amount over the contractual life of the related loan.
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
Interest accrued but not collected for loans that are charged-off or placed on non-accrual status is reversed against interest income. The interest on non-accrual loans is accounted for on the cost-recovery method, until returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
PPP Loans
Busey had $0.3 million in PPP loans outstanding as of December 31, 2023. In comparison, Busey had $0.9 million in PPP loans outstanding as of December 31, 2022, with an amortized cost of $0.8 million. Busey received an immaterial amount of fees related to these loans for the year ended December 31, 2023, and received fees totaling $2.5 million and $20.1 million for the years ended December 31, 2022, and 2021, respectively. Incremental direct origination costs Busey incurred were immaterial for the year ended December 31, 2023, and were $0.6 million and $4.2 million for the years ended December 31, 2022, and 2021, respectively.
Both the fees received and the origination costs were deferred and are amortized over the contractual life of these loans, subject to prepayment. Busey recognized an immaterial amount in net interest income for fees, net of deferred cost, during the year ended December 31, 2023, and recognized $1.9 million and $14.0 million during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2023, the remaining amount of fees to be recognized, net of deferred costs, was immaterial. PPP loans contain a forgiveness feature for funds spent on covered expenses, including both principal and accrued interest. Any remaining balance after loan forgiveness maintains a 100% government guarantee for the remaining term of the loan.
First Busey Corporation | 2023 — 103

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications
On January 1, 2023, Busey adopted ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminated the TDR accounting model for creditors that have already adopted CECL. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20-35-9 through 35-11 “Receivables—Nonrefundable Fees and Other Costs—Subsequent Measurement—Loan Refinancing or Restructuring” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications.
Assets Purchased with Credit Deterioration
On January 1, 2020, Busey adopted ASC Topic 326 “Financial Instruments-Credit Losses” using the prospective transition approach for financial assets PCD that were previously classified as PCI and accounted for under ASC Subtopic 310-30 “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.” In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. In accordance with ASC Topic 326, the amortized cost basis of PCD assets were adjusted to reflect an ACL for any remaining credit discount. Subsequent changes in expected cash flows will be adjusted through the ACL. The noncredit discount will be accreted into interest income using the January 1, 2020, effective interest rate.
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
Allowance for Credit Losses
The ACL is a significant estimate in Busey’s Consolidated Financial Statements, affecting both earnings and capital. The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. Portfolio loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Recoveries will be recognized up to the aggregate amount of previously charged-off balances. The ACL is established through the provision for credit loss charged to income.
A loan’s amortized cost basis is comprised of the unpaid principal balance of the loan, accrued interest receivable, purchase premiums or discounts, and net deferred origination fees or costs. Busey has estimated its allowance on the amortized cost basis, exclusive of government guaranteed loans and accrued interest receivable. Busey writes-off uncollectible accrued interest receivable in a timely manner and has elected to not measure an allowance for accrued interest receivable. Busey presents the aggregate amount of accrued interest receivable for all financial instruments in other assets on the Consolidated Balance Sheets and the balance of accrued interest receivable is disclosed in “Note 18. Fair Value Measurements.”
First Busey Corporation | 2023 — 104

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our methodology influences, and is influenced by, Busey’s overall credit risk management processes. The ACL is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. The ACL must be determined on a collective (pool) basis when similar risk characteristics exist. On a case-by-case basis, we may conclude a loan should be evaluated on an individual basis based on disparate risk characteristics.
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
Leases
A determination is made at inception if an arrangement contains a lease. For arrangements containing leases, Busey recognizes leases on the Consolidated Balance Sheets as right of use assets and corresponding lease liabilities. Lease-related assets, or right of use assets, are recognized on the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate.
Busey’s lease agreements often include one or more options to renew at Busey’s discretion. When Busey considers the exercise of a renewal option to be reasonably certain, that renewal term is included in the calculation of the right of use asset and lease liability.
Operating lease expense is recognized on a straight-line basis over the lease term, including any renewal terms available through options to renew that Busey is reasonably certain to exercise. Variable lease payments are expensed as incurred.
First Busey Corporation | 2023 — 105

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC Topic 842 “Leases” requires the use of the rate implicit in the lease whenever this rate is readily determinable. If not readily determinable, Busey uses its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to Busey’s adoption of ASC Topic 842 on January 1, 2019, Busey used a borrowing rate that corresponded to the lease term remaining as of the date of adoption of ASC Topic 842.
Long-Lived Assets
Long-lived assets, including premises and equipment, right of use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations of the asset are less than the carrying value of the asset. Cash flows used for this analysis are those directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset. Any impairment loss is measured as the amount by which the carrying value of the asset exceeds its fair value.
Other Real Estate Owned and Other Repossessed Assets
OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans. OREO and other repossessed assets are recorded at the fair value of the property or asset, less estimated costs of disposal, which establishes a new cost basis. Any adjustment to fair value at the time of transfer to OREO or other repossessed assets is charged to the ACL. OREO property and other repossessed assets are evaluated regularly to ensure the recorded amount is supported by its current fair value; write downs or valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded, as necessary. OREO and other repossessed assets are included in other assets on the Consolidated Balance Sheets. Revenue, expense, gains, and losses from the operations of foreclosed assets are included in earnings.
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred in a business combination over the fair value of the net assets acquired. Goodwill is not amortized but is subject to at least annual impairment assessments. Busey has established December 31 as the annual impairment assessment date. As part of this analysis, each reporting unit's carrying value is compared to its fair value.
Busey estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including comparable company analysis and precedent transaction analysis. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment as of December 31, 2023, or 2022. See “Note 7. Goodwill and Other Intangible Assets” for further discussion.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from acquisitions. Other intangible assets are amortized over their estimated useful lives.
Cash Surrender Value of Bank Owned Life Insurance
Busey has purchased, or acquired through acquisitions, life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value, which approximates its fair value.
First Busey Corporation | 2023 — 106

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey maintains a liability for post-employment benefits related to split-dollar life insurance arrangements. In an endorsement split-dollar life insurance arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy is accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit is accrued over the employee’s active service period. Busey accrued liabilities for these arrangements totaling $5.6 million as of both December 31, 2023, and 2022. Liabilities for post-employment benefits are included in other liabilities on the Consolidated Balance Sheets.
FHLB Stock
Busey Bank is a member of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost in other assets in our Consolidated Balance Sheet. Dividends are reported as income.
Busey Bank's investment in FHLB stock was $6.0 million as of December 31, 2023, and $19.0 million as of December 31, 2022.
Other Asset Investments
Busey has invested in certain tax-advantaged projects promoting affordable housing, new markets, and historic rehabilitation. These investments are designed to generate returns primarily though the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are considered to be variable interest entities, and are accounted for under the equity, deferral, or proportional amortization practical expedient methods, as appropriate. Busey is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest, and is not the primary beneficiary. Busey’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. Busey believes potential losses from these investments are remote. In addition, Busey has private equity investments, which are primarily in funds that invest in small businesses across diverse sectors including, but not limited to, financial technology, business services, manufacturing, agribusiness, healthcare, software as a service, and environmental, or supporting the preservation of affordable housing.
The following table summarizes the impact of Busey’s other asset investments on the Company’s Consolidated Balance Sheets for the periods indicated (dollars in thousands):

		As of December 31,
	Location	2023	2022
Other asset investments
Funded investments	Other assets	$68,516	$58,912
Unfunded investments	Other assets	58,552	67,437
Other asset investments		$127,068	$126,349

Unfunded investment obligations	Other liabilities	$58,552	$67,437
During 2023, Busey sold all 16,878 shares of Visa Class B common shares it previously held for a pre-tax gain of approximately $5.5 million.
First Busey Corporation | 2023 — 107

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from Busey’s assets, (2) the transferee obtains the right to pledge or exchange the assets it receives, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor, and (3) Busey does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Income Taxes
Busey is subject to income taxes in U.S. federal and various state jurisdictions. First Busey Corporation and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Busey is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2020.
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
Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. Busey determined that no valuation allowance was required as of December 31, 2023, or 2022.
Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized in the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. When applicable, Busey recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. Busey had no accruals for payments of interest and penalties at December 31, 2023, or 2022.
At December 31, 2023, Busey was not under any income tax examination by any income tax authority.
Treasury Stock
Treasury stock acquired is recorded at cost. Treasury stock issued is valued based on the “first-in, first-out” method. Gains and losses on issuance are recorded as increases or decreases to additional paid-in capital.
Stock-Based Employee Compensation
Busey’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of Busey’s business, and to attract and retain talented personnel. All of Busey’s employees and directors and those of its subsidiaries are eligible to receive awards under the plans.
First Busey Corporation | 2023 — 108

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020 Equity Plan
The 2020 Equity Plan was originally approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan, as originally approved, can be found in Appendix A within Busey’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. Upon the 2020 Equity Plan’s original approval, it replaced the 2010 Equity Incentive Plan and the First Community 2016 Equity Incentive Plan, which, from time to time, Busey used to grant equity awards to legacy employees of First Community. Under the terms of the 2020 Equity Plan, Busey has granted RSU, DSU, and PSU awards.
An amendment to and restatement of the 2020 Equity Plan was approved by stockholders at the 2023 Annual Meeting of Stockholders. The terms of the amended and restated 2020 Equity Plan are substantially identical to those of the originally approved 2020 Equity Plan, other than a 1,350,000 increase in the number of shares authorized for issuance under the plan. More information can be found in Appendix A within Busey’s Proxy Statement for the 2023 Annual Meeting of Stockholders filed on April 14, 2023.
RSU Awards
Busey grants RSU awards to members of management periodically throughout the year. RSU awards are stock-based awards for which vesting is conditional upon meeting established service criteria. Each RSU is equivalent to one share of Busey’s common stock. Busey’s RSUs have requisite service periods ranging from one year to five years, and are subject to accelerated vesting upon eligible retirement from Busey. Recipients earn quarterly dividend equivalents on their respective RSUs, which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.
PSU Awards
Busey grants PSU awards to members of management periodically throughout the year. PSU awards are stock-based awards for which vesting is conditional upon meeting established performance criteria. Each PSU is equivalent to one share of Busey’s common stock. The number of PSUs that ultimately vest will be determined based on the extent to which market or other performance goals are achieved. Busey’s PSUs are subject to accelerated service-based vesting conditions upon eligible retirement from Busey. After performance determination, dividend equivalents are compounded based upon the updated PSU balances at each dividend date during the performance period.
DSU Awards
Busey grants DSU awards to its directors and advisory directors. DSU awards are stock-based awards with a deferred settlement date. Each DSU is equivalent to one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under the 2020 Equity Plan, DSUs are generally subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, DSUs will continue to earn dividend equivalents.
Stock Options
Busey has outstanding stock options assumed from acquisitions. All stock options that remained outstanding as of December 31, 2023, were fully vested.
First Busey Corporation | 2023 — 109

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2021 Employee Stock Purchase Plan
The 2021 ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders and details can be found in Appendix A within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. One of the primary purposes of the 2021 ESPP is to provide a means through which our associates may acquire a proprietary interest in Busey by purchasing shares of our common stock at a discounted price through voluntary payroll deductions, further incentivizing Busey associates to exert maximum effort toward Busey’s success.
Because the 2021 ESPP provides opportunity for Busey associates to purchase Busey’s common stock at a 15% discount from the market price, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognized in salaries, wages, and employee benefits on the Consolidated Statements of Income.
See “Note 14. Stock-based Compensation” for further discussion.
Segment Disclosure
Operating segments are components of a business that (1) engage in business activities from which the component may earn revenues and incur expenses; (2) have operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (3) for which discrete financial information is available. Busey’s operations are managed along three operating segments consisting of Banking, Wealth Management, and FirsTech. See “Note 21. Operating Segments and Related Information” for further discussion.
Business Combinations
Business combinations are accounted for under ASC Topic 805 “Business Combinations” using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and the liabilities assumed are recognized, measured at their estimated fair values, as of the date Busey obtains control of the acquiree (the acquisition date). To estimate fair values of assets acquired and liabilities assumed, Busey may utilize third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.
Operating results generated from acquired businesses are included with Busey’s results of operations starting from each acquisition date. Acquisition related costs are costs that Busey incurs to effect a business combination, and may include legal, accounting, valuation, other professional or consulting fees, system conversions, and marketing costs. Busey accounts for acquisition related costs by recording them as expenses in the periods in which the costs are incurred and the services are received. Costs that Busey expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of an acquiree’s employees are not liabilities at the acquisition date. Instead, Busey recognizes these costs in its post-combination Consolidated Financial Statements in accordance with other applicable accounting guidance.
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
First Busey Corporation | 2023 — 110

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swaps Designated as Cash Flow Hedges
Busey entered into derivative instruments designated as cash flow hedges. For a derivative instrument that qualifies and is designated as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivatives with third-party dealers. Generally, these derivatives have worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
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
Risk Participation Agreements
Busey has entered into risk participation agreements to manage the credit risk of its derivative position. These agreements transfer credit risk related to an interest rate swap to another financial institution. Risk participation agreements that Busey has entered into are structured as follows:
•Busey has a swap agreement with a customer. Busey (purchaser) entered into a risk participation agreement with a counterparty (seller), under which the counterparty receives a fee to accept a portion of the credit risk. If Busey’s customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse Busey for the counterparty's percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. If Busey’s customer defaults on the swap contract and the counterparty (seller) fulfills its payment obligations under the risk participation agreement, the counterparty (seller) is entitled to a pro rata share of Busey’s claim against the customer under the terms of the swap agreement.
First Busey Corporation | 2023 — 111

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•A counterparty has a swap agreement with a customer. Busey (seller) entered into a risk participation with a counterparty (purchaser), under which Busey receives a fee to accept a portion of the credit risk. If the counterparty’s customer defaults on the swap contract, Busey must reimburse the counterparty (purchaser) for Busey's percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, Busey has no reimbursement requirements. If the counterparty’s customer defaults on the swap contract and Busey (seller) fulfills its payment obligations under the risk participation agreement, Busey (seller) is entitled to a pro rata share of the counterparty’s claim against the customer under the terms of the swap agreement.
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
Off-Balance Sheet Arrangements
In the normal course of business, to meet the financing needs of its customers, Busey is a party to credit-related financial instruments with off-balance-sheet risk, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Busey’s exposure to credit loss is represented by the contractual amount of the commitments. Busey uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated. These commitments are generally at variable interest rates, they generally have fixed expiration dates or other termination clauses, and they may require the customer to pay a fee. Commitments for equity lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. These commitments may be secured based on management’s credit evaluation of the borrower.
Standby letters of credit are conditional commitments Busey has issued to guarantee the performance of a customer’s obligation to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Busey holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, Busey would be required to fund the commitment. If the commitment is funded, Busey would be entitled to seek recovery from the customer.
First Busey Corporation | 2023 — 112

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey estimates expected credit losses for off-balance sheet arrangements over the contractual period during which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancellable for accounting purposes, Busey must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans. Busey incorporates a probability of funding and utilizes the ACL loss rates to calculate a reserve for off-balance-sheet credit exposure, which is carried on the Consolidated Balance Sheets in other liabilities rather than as a component of the ACL. The reserve for off-balance-sheet credit exposure is adjusted as a provision for off-balance-sheet credit exposure and is reported as a component of noninterest expense in the accompanying Consolidated Statements of Income. Liabilities recorded as reserves for Busey’s off-balance sheet credit exposure under these commitments totaled $7.1 million as of December 31, 2023, and $6.6 million as of December 31, 2022.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 18. Fair Value Measurements.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Revenue
ASC Topic 606 “Revenue from Contracts with Customers” outlines a single model for companies to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. ASC Topic 606 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract and establishes additional disclosures. Busey’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASC Topic 606, and noninterest income. Busey has evaluated its noninterest income and the nature of its contracts with customers and determined that further disaggregation of revenue beyond what is presented in the accompanying Consolidated Financial Statements is not necessary. Busey satisfies its performance obligations on its contracts with customers as services are rendered, so there is limited judgment involved in applying ASC Topic 606 that affects the determination of the timing and amount of revenue from contracts with customers.
Descriptions of Busey’s primary revenue generating activities that are within the scope of ASC Topic 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, include wealth management fees, payment technology solutions, and fees for customer services.
Wealth Management Fees
Wealth management fees represent fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services, and other fiduciary activities. Also included are fees received from a third-party broker-dealer as part of a revenue sharing agreement for fees earned from customers that Busey refers to the third party. Revenue is recognized when the performance obligation is completed, which is generally monthly.
Payment Technology Solutions
Payment technology solutions revenue represents transaction-based fees for technology-driven payment solutions primarily for walk-in, lockbox, interactive voice recognition, and online bill payments through Busey Bank’s subsidiary, FirsTech. Revenue is recognized when the performance obligation is completed, which is generally monthly.
First Busey Corporation | 2023 — 113

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fees for Customer Services
Fees for customer services consist of time-based revenue from service fees for account maintenance, item-based revenue from fee-based activity, and transaction-based fee revenue. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services, or when a transaction has been completed. Payments for such performance obligations are generally received at the time the performance obligations are satisfied.
Reclassifications
Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2023.
Impact of Recently Adopted Accounting Standards
In July 2023, the FASB issued ASU 2023‑03 “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to: (1) SEC Staff Accounting Bulletin No. 120, which provided interpretive guidance related to estimating the fair value of share-based payment transactions while in possession of material non-public information; (2) an SEC Staff Announcement at the March 24, 2022, Emerging Issues Task Force Meeting, which provided interpretive guidance on accounting for share-based payments to employees and non-employees; and (3) Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which provided interpretive guidance on the reporting of income or loss applicable to common stock. This update was reflected in the Accounting Standards Codification upon issuance. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
In March 2022, the FASB issued ASU 2022‑02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the TDR accounting model for creditors that have already adopted CECL. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20-35-9 through 35-11 “Receivables—Nonrefundable Fees and Other Costs—Subsequent Measurement—Loan Refinancing or Restructuring” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. This standard applies prospectively. For the transition method related to the recognition and measurement of TDRs, there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This standard became effective for Busey beginning January 1, 2023. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
First Busey Corporation | 2023 — 114

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2022, the FASB issued ASU 2022‑01 “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method,” which replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. This update also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This standard became effective for Busey beginning January 1, 2023. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
ASU 2021‑08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” requires measurement and recognition in accordance with ASC Topic 606 “Revenue from Contracts with Customers” for contract assets and contract liabilities acquired in a business combination. This update became effective for Busey beginning January 1, 2023. This standard applied prospectively to all business combinations that occurred on or after the date of adoption. Adoption of this standard did not have an impact on Busey’s financial position or results of operations.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023‑09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for Busey for annual periods beginning on January 1, 2025. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
In November 2023, the FASB issued ASU 2023‑07 “Segment Reporting Topic 820): Improvements to Reportable Segment Disclosures” requiring enhanced disclosures related to significant segment expenses. This standard is to be applied on a retrospective basis, and is effective for Busey beginning with its fiscal year starting on January 1, 2024, and for interim reporting periods within fiscal years starting January 1, 2025. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
In October 2023, the FASB issued ASU 2023‑06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” which aligns certain GAAP disclosure requirements with the SEC’s disclosure requirements, in order to better facilitate comparisons between entities that are subject to the SEC’s existing disclosures with entities that were not previously subject to the SEC’s requirements. Amendments in this update should be applied prospectively, and the effective date for Busey for each amendment in this accounting standards update will be the date on which the SEC removes the related disclosure from Regulation S‑X or Regulation S‑K. Early adoption is prohibited. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
First Busey Corporation | 2023 — 115

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2023, the FASB issued ASU 2023‑02 “Investments—Equity Method and Joint Ventures (Topic 323),” permitting an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. This standard must be applied on a retrospective or modified retrospective basis, and became effective for Busey beginning on January 1, 2024. Busey recorded an after-tax decrease to retained earnings of $1.4 million as of January 1, 2024, for the cumulative effect of adopting ASU 2023‑02. This transition adjustment included a $2.4 million decrease in other assets, a $0.5 million decrease in other liabilities, and a $0.5 million increase in deferred tax assets.
In March 2023, the FASB issued ASU 2023‑01 “Leases (Topic 842): Common Control Arrangements,” which requires amortization over the useful life of leasehold improvements (not the lease term) when the lease is between entities under common control, and any value of such leasehold improvements remaining at the end of the lease term is to be accounted for as a transfer between entities under common control. This standard may be adopted either prospectively, or retrospectively, and became effective for Busey beginning January 1, 2024. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
In June 2022, the FASB issued ASU 2022‑03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual restrictions on the sale of equity securities are not considered in measuring the fair value of those equity securities, and further that contractual sale restrictions cannot be recognized and measured as a separate unit of account. This standard applies prospectively, and became effective for Busey beginning January 1, 2024. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued. There were no significant subsequent events for the year ended December 31, 2023, through the filing date of these Consolidated Financial Statements.
First Busey Corporation | 2023 — 116

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities.
The tables below provides the amortized cost, unrealized and unrecognized gains and losses, and fair values of debt securities, summarized by major category (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$16,031	$—	$(85)	$15,946
Obligations of U.S. government corporations and agencies	5,889	1	(58)	5,832
Obligations of states and political subdivisions[1]	190,819	52	(18,026)	172,845
Asset-backed securities	470,046	—	(1,823)	468,223
Commercial mortgage-backed securities	119,044	—	(15,535)	103,509
Residential mortgage-backed securities	1,306,854	5	(195,547)	1,111,312
Corporate debt securities	225,947	128	(16,171)	209,904
Total debt securities available for sale	$2,334,630	$186	$(247,245)	$2,087,571

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$428,526	$—	$(71,000)	$357,526
Residential mortgage-backed securities	444,102	—	(71,231)	372,871
Total debt securities held to maturity	$872,628	$—	$(142,231)	$730,397
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.
First Busey Corporation | 2023 — 117

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31, 2023
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$71,960	$71,429
Due after one year through five years	244,231	230,299
Due after five years through ten years	418,655	388,864
Due after ten years	1,599,784	1,396,979
Debt securities available for sale	$2,334,630	$2,087,571

Debt securities held to maturity
Due after one year through five years	$73,943	$69,373
Due after five years through ten years	28,489	25,824
Due after ten years	770,196	635,200
Debt securities held to maturity	$872,628	$730,397
First Busey Corporation | 2023 — 118

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Realized gains and losses on debt securities
Gross gains on debt securities	$20	$115	$543
Gross (losses) on debt securities	(5,523)	(89)	(514)
Realized net gains (losses) on debt securities[1]	$(5,503)	$26	$29
___________________________________________
1.Net gains (losses) on sales of securities reported on the Consolidated Statements of Income include the sale of equity securities, excluded in this table.
Debt securities with carrying amounts of $837.4 million on December 31, 2023, and $746.7 million on December 31, 2022, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
First Busey Corporation | 2023 — 119

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$15,946	$(85)	$15,946	$(85)
Obligations of U.S. government corporations and agencies	—	—	5,709	(58)	5,709	(58)
Obligations of states and political subdivisions	11,442	(54)	146,797	(17,972)	158,239	(18,026)
Asset-backed securities	—	—	468,223	(1,823)	468,223	(1,823)
Commercial mortgage-backed securities	—	—	103,509	(15,535)	103,509	(15,535)
Residential mortgage-backed securities	141	(1)	1,110,906	(195,546)	1,111,047	(195,547)
Corporate debt securities	1,450	(10)	198,694	(16,161)	200,144	(16,171)
Debt securities available for sale with gross unrealized losses	$13,033	$(65)	$2,049,784	$(247,180)	$2,062,817	$(247,245)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$357,526	$(71,000)	$357,526	$(71,000)
Residential mortgage-backed securities	372,871	(71,231)	372,871	(71,231)
Debt securities held to maturity with gross unrecognized losses	$730,397	$(142,231)	$730,397	$(142,231)
First Busey Corporation | 2023 — 120

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
First Busey Corporation | 2023 — 121

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of December 31, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,062,817	$730,397	$2,793,214
Gross unrealized or unrecognized losses on debt securities	247,245	142,231	389,476
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.0%	19.5%	13.9%

Count of debt securities	835	55	890
Count of debt securities in an unrealized or unrecognized loss position	779	55	834

	As of December 31, 2022
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,439,533	$785,295	$3,224,828
Gross unrealized or unrecognized losses on debt securities	311,204	133,017	444,221
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.8%	16.9	13.8%

Count of debt securities	1,091	55	1,146
Count of debt securities in an unrealized or unrecognized loss position	1,032	55	1,087
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of December 31, 2023, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of the Company’s stockholders’ equity.
First Busey Corporation | 2023 — 122

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized into two primary categories: commercial and retail. Lending is further disaggregated into five primary classes of loans: commercial loans, commercial real estate loans, real estate construction loans in the commercial category, and retail real estate loans and retail other loans in the retail category. Distributions of the loan portfolio by loan category and class is presented in the following table (dollars in thousands):

	As of December 31,
	2023	2022
Commercial loans
Commercial	$1,835,994	$1,974,154
Commercial real estate	3,337,337	3,261,873
Real estate construction	461,717	530,469
Total commercial loans	5,635,048	5,766,496
Retail loans
Retail real estate	1,720,455	1,657,082
Retail other	295,531	302,124
Total retail loans	2,015,986	1,959,206

Total portfolio loans	7,651,034	7,725,702
ACL	(91,740)	(91,608)
Portfolio loans, net	$7,559,294	$7,634,094
Net deferred loan origination costs included in the balances above were $13.5 million as of December 31, 2023, compared to $14.0 million as of December 31, 2022. Net accretable purchase accounting adjustments included in the balances above reduced loans by $4.5 million as of December 31, 2023, and by $5.9 million as of December 31, 2022. Commercial balances include loans originated under the PPP with an amortized cost of $0.3 million as of December 31, 2023, compared to $0.8 million as of December 31, 2022.
Busey did not purchase any retail real estate loans during the years ended December 31, 2023, or 2022, and purchased $32.2 million of retail real estate loans during the year ended December 31, 2021.
Pledged Loans
The principal balance of loans Busey has pledged as collateral to the FHLB and Federal Reserve Bank for liquidity as set forth in the table below (dollars in thousands):

	As of December 31,
	2023	2022
Pledged loans
FHLB	$4,865,481	$5,095,448
Federal Reserve Bank	722,914	804,718
Total pledged loans	$5,588,395	$5,900,166
First Busey Corporation | 2023 — 123

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Special mention – This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset, or inadequately protect Busey’s credit position at some future date.
•Substandard – This category includes “Substandard” loans, determined in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Busey will sustain some loss if the deficiencies are not corrected.
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
First Busey Corporation | 2023 — 124

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,462,755	$296,416	$46,488	$27,733	$2,602	$1,835,994
Commercial real estate	2,827,030	431,427	48,545	29,492	843	3,337,337
Real estate construction	448,011	8,135	—	5,327	244	461,717
Total commercial loans	4,737,796	735,978	95,033	62,552	3,689	5,635,048
Retail loans
Retail real estate	1,702,897	11,144	1,024	1,795	3,595	1,720,455
Retail other	295,374	—	—	—	157	295,531
Total retail loans	1,998,271	11,144	1,024	1,795	3,752	2,015,986
Total portfolio loans	$6,736,067	$747,122	$96,057	$64,347	$7,441	$7,651,034

	As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
Commercial	$1,668,495	$201,758	$46,540	$51,187	$6,174	$1,974,154
Commercial real estate	2,851,709	326,455	43,526	34,539	5,644	3,261,873
Real estate construction	502,904	25,164	1	2,400	—	530,469
Total commercial loans	5,023,108	553,377	90,067	88,126	11,818	5,766,496
Retail loans
Retail real estate	1,639,599	10,520	1,338	2,529	3,096	1,657,082
Retail other	301,971	—	—	—	153	302,124
Total retail loans	1,941,570	10,520	1,338	2,529	3,249	1,959,206
Total portfolio loans	$6,964,678	$563,897	$91,405	$90,655	$15,067	$7,725,702
Risk grades of portfolio loans and net charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):
First Busey Corporation | 2023 — 125

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and For The Year Ended December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
Commercial
Pass	$306,578	$220,847	$159,130	$71,025	$35,927	$143,078	$526,170	$1,462,755
Watch	78,603	65,703	21,421	23,919	7,035	21,293	78,442	296,416
Special Mention	792	8,224	2,917	1,076	686	3,274	29,519	46,488
Substandard	8,715	765	942	426	3,734	1,859	11,292	27,733
Substandard non-accrual	166	—	117	84	128	407	1,700	2,602
Total commercial	394,854	295,539	184,527	96,530	47,510	169,911	647,123	1,835,994
Current period charge-offs	$284	$—	$420	$—	$316	$1,409	$—	$2,429

Commercial real estate
Pass	395,644	824,506	720,052	399,195	271,078	199,662	16,893	2,827,030
Watch	166,795	47,070	92,848	34,010	68,196	19,396	3,112	431,427
Special Mention	14,313	10,507	12,446	4,968	3,297	3,014	—	48,545
Substandard	1,796	188	18,862	2,938	1,802	3,856	50	29,492
Substandard non-accrual	47	79	85	23	—	609	—	843
Total commercial real estate	578,595	882,350	844,293	441,134	344,373	226,537	20,055	3,337,337
Current period charge-offs	—	—	—	—	—	953	—	953

Real estate construction
Pass	204,952	128,462	85,086	2,616	1,323	2,934	22,638	448,011
Watch	2,859	4,406	507	322	41	—	—	8,135
Substandard	5,327	—	—	—	—	—	—	5,327
Substandard non-accrual	—	—	—	—	—	244	—	244
Total real estate construction	213,138	132,868	85,593	2,938	1,364	3,178	22,638	461,717
Current period charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	243,400	376,922	411,723	156,762	70,099	256,571	187,420	1,702,897
Watch	1,096	4,137	2,442	954	536	234	1,745	11,144
Special Mention	286	358	—	—	—	380	—	1,024
Substandard	69	72	292	49	80	997	236	1,795
Substandard non-accrual	—	528	121	267	100	1,960	619	3,595
Total retail real estate	244,851	382,017	414,578	158,032	70,815	260,142	190,020	1,720,455
Current period charge-offs	—	5	—	29	72	301	—	407

Retail other
Pass	88,885	92,931	23,019	6,701	4,597	854	78,387	295,374
Substandard non-accrual	—	93	62	—	—	2	—	157
Total retail other	88,885	93,024	23,081	6,701	4,597	856	78,387	295,531
Current period charge-offs	5	71	172	5	3	373	—	629

Total portfolio loans	$1,520,323	$1,785,798	$1,552,072	$705,335	$468,659	$660,624	$958,223	$7,651,034
Total current period charge-offs	$289	$76	$592	$34	$391	$3,036	$—	$4,418

First Busey Corporation | 2023 — 126

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
First Busey Corporation | 2023 — 127

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due and Non-Accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on non-accrual status, is as follows (dollars in thousands):

	As of December 31, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$—	$214	$—	$2,602
Commercial real estate	752	—	—	843
Real estate construction	24	—	—	244
Past due and non-accrual commercial loans	776	214	—	3,689
Retail loans:
Retail real estate	2,781	927	366	3,595
Retail other	886	195	9	157
Past due and non-accrual retail loans	3,667	1,122	375	3,752
Total past due and non-accrual loans	$4,443	$1,336	$375	$7,441

	As of December 31, 2022
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
Commercial	$2	$—	$—	$6,174
Commercial real estate	124	—	—	5,644
Past due and non-accrual commercial loans	126	—	—	11,818
Retail loans:
Retail real estate	4,709	1,239	673	3,096
Retail other	414	60	—	153
Past due and non-accrual retail loans	5,123	1,299	673	3,249
Total past due and non-accrual loans	$5,249	$1,299	$673	$15,067
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $1.1 million, $1.2 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest collected on those loans and recognized on a cash basis that was included in interest income was $0.4 million for each of the years ended December 31, 2023, 2022, and 2021.
First Busey Corporation | 2023 — 128

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modification Disclosures Pursuant to ASU 2022-02
The following table presents the amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

	Year Ended December 31, 2023
	Interest Rate Reduction[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable[2]
Modified Loans
Commercial	$—	—%	$16,586	0.9%
Commercial real estate	872	—%	923	—%
Real estate construction	—	—%	5,327	1.2%
Total of loans modified during the period[4]	$872	—%	$22,836	0.3%
___________________________________________
1.For one loan, the default rate was removed once forbearance was entered.
2.Modified loans represent an insignificant portion of commercial real estate loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.Modifications include one loan on non-accrual status, and the remaining loans were classified as substandard.
The following table summarizes the effects of loan modifications made during the periods indicated, for borrowers experiencing financial difficulty:

	Year Ended December 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Effects of Loan Modifications
Commercial	—	18.1 months
Commercial real estate	2.50%	21.0 months
Real estate construction	—	12.0 months
Total financial effect	2.50%	16.8 months
The following table provides the amortized cost basis of financing receivables that had a payment default during the year ended December 31, 2023, after having been modified during the 12 months before default for borrowers experiencing financial difficulty (dollars in thousands). A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

Years Ended December 31, 2023
Term Extension
Loans with Subsequent Defaults
Commercial	$88
First Busey Corporation | 2023 — 129

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified on or after January 1, 2023, the date we adopted ASU 2022-02 (dollars in thousands):

	As of December 31, 2023
	Current	Non-accrual
Modified Loans
Commercial	$16,498	$88
Commercial real estate	1,795	—
Real estate construction	5,327	—
Amortized cost of modified loans	$23,620	$88
Troubled Debt Restructurings Disclosures Prior to the Adoption of ASU 2022-02
TDR loan balances are summarized as follows (dollars in thousands):

As of December 31, 2022
TDRs
In compliance with modified terms	$3,032
Non-performing TDRs	537
Total TDRs	$3,569
Loans that were designated as TDRs during the years ended as of the dates indicated are summarized as follows (dollars in thousands):

	Newly Designated TDRs
		Recorded Investment[1]
	Number of Contracts	Rate Modification[2]	Payment Modification[2]
December 31, 2022
Commercial	3	$136	$996
Retail real estate	1	—	517
Total	4	$136	$1,513

December 31, 2021
Commercial	1	$364	$—
Total	1	$364	$—
___________________________________________
1.Recorded investment for newly designated TDR’s that were still outstanding as of the dates indicated.
2.TDRs may have included multiple concessions; those that included an interest rate concession and payment concession are shown in the rate modification column.
There were no TDRs entered into during the 12 months ended December 31, 2022, or 2021, that had subsequent defaults. Gross interest income that would have been recorded during the years ended December 31, 2022, and 2021, if TDRs had performed in accordance with their original terms compared with their modified terms, was insignificant.
First Busey Corporation | 2023 — 130

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. Busey had $6.1 million and $14.0 million of collateral dependent loans secured by real estate or business assets as of December 31, 2023, and December 31, 2022, respectively.
First Busey Corporation | 2023 — 131

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$7,283	$585	$1,785	$2,370	$785	$5,244
Commercial real estate	2,600	610	85	695	85	3,865
Real estate construction	—	—	—	—	—	49
Commercial loans evaluated individually	9,883	1,195	1,870	3,065	870	9,158
Retail loans:
Retail real estate	213	61	25	86	25	790
Retail loans evaluated individually	213	61	25	86	25	790
Total loans evaluated individually	$10,096	$1,256	$1,895	$3,151	$895	$9,948

	As of December 31, 2022
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
Commercial	$9,589	$656	$5,918	$6,574	$2,476	$6,761
Commercial real estate	8,039	2,334	3,903	6,237	2,000	5,219
Real estate construction	247	247	—	247	—	260
Commercial loans evaluated individually	17,875	3,237	9,821	13,058	4,476	12,240
Retail loans:
Retail real estate	2,733	2,564	25	2,589	25	2,311
Retail loans evaluated individually	2,733	2,564	25	2,589	25	2,311
Total loans evaluated individually	$20,608	$5,801	$9,846	$15,647	$4,501	$14,551
First Busey Corporation | 2023 — 132

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

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
The following table summarizes activity in the ACL attributable to each loan class. Allocation of a portion of the ACL to one loan class does not preclude its availability to absorb losses in other loan classes (dollars in thousands):

	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL Balance, December 31, 2020	$23,866	$46,230	$8,193	$21,992	$767	$101,048
Day 1 PCD[1]	3,546	336	—	129	167	4,178
Provision for credit losses	(2,160)	(7,651)	(3,180)	(4,456)	2,346	(15,101)
Charged-off	(2,026)	(925)	(209)	(1,145)	(478)	(4,783)
Recoveries	629	259	298	1,069	290	2,545
ACL balance, December 31, 2021	23,855	38,249	5,102	17,589	3,092	87,887
Provision for credit losses	497	892	1,142	219	1,873	4,623
Charged-off	(1,069)	(1,375)	(23)	(251)	(461)	(3,179)
Recoveries	577	533	236	636	295	2,277
ACL balance, December 31, 2022	23,860	38,299	6,457	18,193	4,799	91,608
Provision for credit losses	(727)	(2,455)	(1,465)	7,922	(876)	2,399
Charged-off	(2,429)	(953)	—	(407)	(629)	(4,418)
Recoveries	552	574	171	590	264	2,151
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
__________________________________________
1.The Day 1 PCD is attributable to the CAC acquisition, finalized May 31, 2021.
First Busey Corporation | 2023 — 133

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the ACL and amortized cost of portfolio loans by loan category and class (dollars in thousands):

	As of December 31, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,833,624	$2,370	$1,835,994	$20,471	$785	$21,256
Commercial real estate	3,336,642	695	3,337,337	35,380	85	35,465
Real estate construction	461,717	—	461,717	5,163	—	5,163
Commercial loans and related ACL	5,631,983	3,065	5,635,048	61,014	870	61,884
Retail loans:
Retail real estate	1,720,369	86	1,720,455	26,273	25	26,298
Retail other	295,531	—	295,531	3,558	—	3,558
Retail loans and related ACL	2,015,900	86	2,015,986	29,831	25	29,856
Portfolio loans and related ACL	$7,647,883	$3,151	$7,651,034	$90,845	$895	$91,740

	As of December 31, 2022
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
Commercial	$1,967,580	$6,574	$1,974,154	$21,384	$2,476	$23,860
Commercial real estate	3,255,636	6,237	3,261,873	36,299	2,000	38,299
Real estate construction	530,222	247	530,469	6,457	—	6,457
Commercial loans and related ACL	5,753,438	13,058	5,766,496	64,140	4,476	68,616
Retail loans:
Retail real estate	1,654,493	2,589	1,657,082	18,168	25	18,193
Retail other	302,124	—	302,124	4,799	—	4,799
Retail loans and related ACL	1,956,617	2,589	1,959,206	22,967	25	22,992
Portfolio loans and related ACL	$7,710,055	$15,647	$7,725,702	$87,107	$4,501	$91,608
First Busey Corporation | 2023 — 134

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets. The following table summarizes the composition of Busey’s OREO and other repossessed asset balances as of the periods presented (dollars in thousands):

	As of December 31,
	2023	2022
OREO
Residential	$125	$70
Total OREO	125	70
Other repossessed assets	—	780
OREO and other repossessed assets	$125	$850
The following table summarizes changes in the balance OREO and other repossessed assets (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
OREO and other repossessed assets at January 1	$850	$4,416	$4,571
Additions, transfers from loans	189	175	1,610
Sales	(770)	(2,565)	(1,721)
Cash payments collected	(44)	(565)	(43)
Impairment of OREO and other repossessed assets	(100)	(611)	(1)
OREO and other repossessed assets at December 31	$125	$850	$4,416
Busey had residential real estate in the process of foreclosure totaling $0.3 million as of December 31, 2023, and $1.1 million as of December 31, 2022. Busey has elected to follow Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
Busey incurs operating expenses for, and may have income from, OREO and other repossessed assets. Upon sale, Busey may recognize a gain or loss on the sale of OREO and other repossessed assets. The table below summarizes the effect of these activities, included in Other expense on Busey’s Consolidated Statements of Income (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Activity for OREO and other repossessed assets
Net loss (gain) on sales	$54	$665	$173
Operating expenses, net of income	67	248	468
Activity for OREO and other repossessed assets	$121	$913	$641
First Busey Corporation | 2023 — 135

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows (dollars in thousands):

	As of December 31,
	2023	2022
Premises and equipment
Land and improvements	$43,076	$44,193
Buildings and improvements	128,322	128,669
Furniture and equipment	51,077	52,991
Premises and equipment, gross	222,475	225,853
Accumulated depreciation	99,881	99,329
Premises and equipment, net	$122,594	$126,524
Depreciation expense is presented in the table below for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Depreciation expense	$9,488	$10,482	$11,610
NOTE 6. LEASES
Busey as The Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease related information and balances Busey reported in its Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of December 31,
	2023	2022
Lease balances
Right of use assets	$11,027	$12,829
Lease liabilities	11,308	12,995

Supplemental information
Year through which lease terms extend	2037	2037
Weighted average remaining lease term	8.39 years	8.90 years
Weighted average discount rate	3.59%	3.45%
First Busey Corporation | 2023 — 136

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Lease costs
Operating lease costs	$2,395	$2,495	$2,464
Variable lease costs	38	365	540
Short-term lease costs	50	22	49
Total lease cost[1]	$2,483	$2,882	$3,053

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$2,290	$3,080	$2,417
Operating lease cash flows – Liability reduction	1,883	2,285	2,217
Right of use assets obtained during the period in exchange for operating lease liabilities[2]	231	6,206	5,818
___________________________________________
1.Lease costs are included in net occupancy and equipment expense in the Consolidated Statements of Income.
2.The year ended December 31, 2021, includes $0.4 million related to a lease obtained in the acquisition of CAC.
Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, are as follows (dollars in thousands):

As of December 31, 2023
Rent commitments
2024	$2,023
2025	1,768
2026	1,443
2027	1,277
2028	1,255
Thereafter	5,478
Total undiscounted cash flows	13,244
Less: Amounts representing interest	1,936
Present value of net future minimum lease payments	$11,308
Busey as The Lessor
Busey occasionally leases parking lots and office space to outside parties. Revenues recorded in connection with these leases, reported in other income on our Consolidated Statements of Income, are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Rental income	$724	$707	$566
First Busey Corporation | 2023 — 137

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Busey’s goodwill is associated with its three operating segments, Banking, Wealth Management, and FirsTech. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its estimated fair value. Based on the impairment testing performed at December 31, 2023, there were no indicators of potential impairment.
Busey did not record any new goodwill during the years ended December 31, 2023, or 2022.
The carrying amount of goodwill by operating segment is as follows (dollars in thousands):

	As of December 31,
	2023	2022
Goodwill
Banking	$294,773	$294,773
Wealth Management	14,108	14,108
FirsTech	8,992	8,992
Total goodwill	$317,873	$317,873
Indefinite-lived intangible assets, such as goodwill, are not amortized. Goodwill is Busey's only indefinite-lived intangible asset.
Intangible Assets
Core deposit and customer relationship intangible assets are amortized over the estimated period during which Busey expects to benefit from the assets. Intangible asset disclosures are as follows (dollars in thousands):

	As of December 31, 2023
	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$99,065	$33,138	$132,203
Accumulated amortization	71,092	25,120	96,212
Intangible assets, net	$27,973	$8,018	$35,991

	As of December 31, 2022
	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$99,065	$33,138	$132,203
Accumulated amortization	63,476	22,304	85,780
Intangible assets, net	$35,589	$10,834	$46,423
First Busey Corporation | 2023 — 138

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense related to intangible assets, as reflected in Busey's Consolidated Statements of Income, is presented in the table below (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Amortization Expense
Core deposit intangible	$7,616	$8,315	$8,253
Customer relationship intangible	2,816	3,313	3,021
Amortization of intangible assets	$10,432	$11,628	$11,274
Future expense for the amortization of intangible assets, as estimated, is summarized in the table below (dollars in thousands):

	As of December 31, 2023
	Core deposit intangible	Customer relationship intangible	Total
Estimated amortization expense
2024	$6,902	$2,318	$9,220
2025	5,956	1,887	7,843
2026	5,227	1,479	6,706
2027	4,490	1,091	5,581
2028	3,740	703	4,443
Thereafter	1,658	540	2,198
Total estimated amortization expense	$27,973	$8,018	$35,991
NOTE 8. DEPOSITS
The composition of Busey’s deposits is as follows (dollars in thousands):

	As of December 31,
	2023	2022
Deposits
Noninterest-bearing demand deposits	$2,834,655	$3,393,666
Interest-bearing transaction deposits	2,717,139	2,857,818
Saving deposits and money market deposits	2,920,088	2,964,421
Time deposits	1,819,274	855,375
Total deposits	$10,291,156	$10,071,280
Additional information about Busey’s deposits follows (dollars in thousands):

	As of December 31,
	2023	2022
Brokered savings deposits and money market deposits	$6,001	$1,303
Brokered time deposits	285	275
Total time deposits with a minimum denomination of $100,000	1,072,189	416,445
Total time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	386,286	120,377
First Busey Corporation | 2023 — 139

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of December 31, 2023
Time deposits by schedule of maturities
2024	$1,705,846
2025	68,738
2026	21,222
2027	12,470
2028	10,451
Thereafter	547
Time deposits	$1,819,274
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

	As of December 31,
	2023	2022
Securities sold under agreements to repurchase	$187,396	$229,806
Weighted average rate for securities sold under agreements to repurchase	3.26%	1.91%
Term Loan
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to (1) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (2) a $60.0 million Term Loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. On April 30, 2023, the agreement was further amended to extend the term for the revolving line of credit to April 30, 2024.
Proceeds of the Term Loan were used to fund a part of the cash portion of the merger consideration related to the acquisition of CAC in the second quarter of 2021, and for general corporate purposes. The total outstanding balance on the Term Loan was $30.0 million as of December 31, 2023, of which $12.0 million was short-term and $18.0 million was long-term. Quarterly payments on the Term Loan reduce the outstanding principal balance by $3.0 million each quarter.
As of December 31, 2023, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
First Busey Corporation | 2023 — 140

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short-Term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of December 31,
	2023	2022
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$—	$339,054
Term Loan, current portion due within 12 months	12,000	12,000
Total short-term debt	$12,000	$351,054
Funds borrowed from the FHLB, listed above, consisted of four notes with a weighted average interest rate of 4.28% and a weighted average maturity period of five days as of December 31, 2022.
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2023, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of December 31, 2023, or 2022.
Long-Term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2023	2022
Long-term debt
Term Loan	$18,000	$30,000
Total long-term debt	$18,000	$30,000
Subordinated Notes
On June 1, 2020, Busey issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes are payable semi-annually on each June 1 and December 1 during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company.
First Busey Corporation | 2023 — 141

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 2, 2022, Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 Capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes accrues at a rate equal to (1) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (2) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 basis points from and including, June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after June 15, 2027.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2023	2022
Unamortized debt issuance costs
Subordinated notes issued in 2020	$735	$1,220
Subordinated notes issued in 2022	1,383	1,742
Total unamortized debt issuance costs	$2,118	$2,962
NOTE 10. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS
Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes issued by Busey, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, Busey issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify and are treated as Tier 1 regulatory capital. Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. In connection with the Pulaski acquisition in 2016, Busey acquired similar statutory trusts previously maintained by Pulaski and the fair value adjustment is being accreted over their weighted average remaining life, with a balance of $2.6 million remaining to be accreted. Busey had $72.0 million and $71.8 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2023, and 2022, respectively, maturing in 2034 through 2036.
Busey’s trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Busey making payments on the related junior subordinated notes. Busey’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Busey of each trust’s obligations under the trust preferred securities issued by each trust. Busey has the right to defer payment of interest on the notes, in which case the distributions on the trust preferred securities will also be deferred, for up to five years, but not beyond the stated maturity date.
For regulatory capital purposes, current banking regulations allow for the inclusion in Tier 1 Capital of qualifying trust preferred securities issued prior to May 19, 2010, by bank holding companies with less than $15.0 billion of assets, but do not allow for additional Tier 1 Capital to be raised through the future issuance of trust preferred securities. As of December 31, 2023, 100% of the trust preferred securities qualified as Tier 1 Capital; however, once Busey reaches $15.0 billion in assets, its trust preferred securities will no longer quality as Tier 1 Capital.
First Busey Corporation | 2023 — 142

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. REGULATORY CAPITAL
Busey and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on Busey's Consolidated Financial Statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of December 31, 2023, and December 31, 2022, all capital ratios of Busey and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2023, that would change this designation.
Current Expected Credit Loss Model
On August 26, 2020, the FDIC and other federal banking agencies adopted a final rule which provided banking organizations that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. Under this final rule, because Busey elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, arising from the adoption of CECL was deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. On January 1, 2022, at the conclusion of the two-year period, the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.
First Busey Corporation | 2023 — 143

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to Busey and its subsidiary bank (dollars in thousands):

	As of December 31, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,155,973	13.09%	$397,331	4.50%	$573,923	6.50%
Busey Bank	$1,362,962	15.48%	$396,128	4.50%	$572,185	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,229,973	13.93%	$529,775	6.00%	$706,367	8.00%
Busey Bank	$1,362,962	15.48%	$528,171	6.00%	$704,228	8.00%

Total capital to risk weighted assets
First Busey	$1,540,318	17.44%	$706,367	8.00%	$882,958	10.00%
Busey Bank	$1,448,307	16.45%	$704,228	8.00%	$880,285	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,229,973	10.08%	$488,315	4.00%	N/A	N/A
Busey Bank	$1,362,962	11.19%	$487,103	4.00%	$608,879	5.00%
First Busey Corporation | 2023 — 144

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Capital Conservation Buffer
In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) total capital to risk-weighted assets of at least 10.5%.
Subsidiary Dividend Payments
First Busey Corporation’s ability to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank, such as Busey Bank, may not pay dividends in excess of its net profits. Busey Bank paid $90.0 million, $95.0 million, and $60.0 million in dividends to First Busey Corporation during the years ended December 31, 2023, 2022, and 2021, respectively.
First Busey Corporation | 2023 — 145

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. INCOME TAXES
Components of Busey’s income tax expense consist of the following (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax expense
Current expense:
Federal	$20,139	$20,815	$20,261
State	14,120	13,883	8,448
Deferred expense:
Federal	(1,557)	(700)	3,644
State	(1,363)	(572)	1,021
Total income tax expense	$31,339	$33,426	$33,374
A reconciliation of federal and state income taxes at statutory rates to Busey’s income taxes included in the accompanying Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2023	2022	2021
Percent of pretax income
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax-exempt interest, net	(1.0)%	(1.1)%	(1.1)%
Stock incentive	0.2%	0.1%	—%
State income taxes, net	6.5%	6.5%	4.5%
Income on bank owned life insurance	(0.6)%	(0.5)%	(0.7)%
Tax credit investments	(6.0)%	(5.6)%	(3.6)%
Other, net	0.3%	0.3%	1.2%
Effective income tax rate	20.4%	20.7%	21.3%
First Busey Corporation | 2023 — 146

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred taxes, reported in other assets or other liabilities in Busey’s Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands):

	As of December 31,
	2023	2022
Deferred taxes
Deferred tax assets:
ACL	$27,068	$26,979
Unrealized loss on cash flow hedge	6,654	8,365
Unrealized losses on securities available for sale, net	70,423	88,666
Unrealized losses on securities held to maturity	10,156	11,919
Stock-based compensation	5,767	5,504
Deferred compensation	—	53
Purchase accounting adjustments	764	656
Accrued vacation	456	411
Lease liabilities	3,092	3,564
Employee costs	4,789	3,298
Unrealized loss on equity securities	75	—
Other	67	376
Total deferred tax assets	129,311	149,791

Deferred tax liabilities:
Basis in premises and equipment	(2,830)	(1,541)
Affordable housing partnerships and other investments	(8,341)	(6,669)
Purchase accounting adjustments	(1,133)	(1,207)
Mortgage servicing assets	(1,336)	(2,132)
Basis in core deposit, customer intangible assets, and asset purchase goodwill	(4,709)	(6,956)
Deferred loan origination costs	(3,691)	(3,845)
Right of use assets	(3,015)	(3,518)
Unrealized gain on equity securities	—	(512)
Other	(251)	(586)
Total deferred tax liabilities	(25,306)	(26,966)

Net deferred tax asset	$104,005	$122,825
Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. Busey has determined that no valuation allowance is required for any deferred tax assets as of December 31, 2023, or 2022.
First Busey Corporation | 2023 — 147

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. EMPLOYEE BENEFIT PLANS
401(k) Plan
Busey provides retirement benefits under its 401(k) Plan. All Busey associates who meet certain age requirements are eligible to participate in the 401(k) Plan. There is no waiting period for participation in the 401(k) Plan. The 401(k) Plan is funded primarily through participant contributions via payroll deductions. The 401(k) Plan offers two contribution options: (1) the traditional option allows plan participants to elect pre-tax contributions, and (2) the Roth option allows plan participants to elect after tax contributions. Plan participants may elect to make traditional and/or Roth 401(k) contributions, up to the annual deferral and catch-up limits established by the Internal Revenue Service.
Busey supplements participant contributions by making Safe Harbor matching and discretionary profit sharing contributions to the 401(k) Plan.
Safe Harbor Match
Busey makes Safe Harbor matching contributions to the 401(k) Plan equal to 100% of the first 3% of eligible participant contributions and 50% of the next 2% of eligible participant contributions. The rights of participants in Safe Harbor matching contributions vest immediately.
Profit Sharing
All associates who meet certain age and service requirements are eligible to participate in Busey's profit-sharing contributions. Discretionary profit-sharing contributions and related expenses, if any, are approved solely by the First Busey Corporation board of directors, and in no case may annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of participants in profit-sharing contributions vest ratably over a five-year period.
401(k) Plan Expenses
Expenses related to Busey’s employee benefit plans, reported in salaries, wages, and employee benefits in the accompanying Consolidated Statements of Income, are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
401(k) Plan expenses
Safe Harbor match expenses	$3,745	$4,094	$3,708
Profit-sharing expenses	3,031	2,960	2,823
Total 401(k) Plan expenses	$6,776	$7,054	$6,531
First Busey Corporation | 2023 — 148

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. STOCK-BASED COMPENSATION
Stock Options
Busey has outstanding stock options that were issued under the First Community 2016 Equity Incentive Plan and assumed from acquisitions. A summary of the status of, and changes in, Busey's stock option awards follows (dollars in thousands, except weighted-average exercise price):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Intrinsic Value
Outstanding at December 31, 2022	26,106	$23.53	3.88	$31
Forfeited	(4,840)	23.53
Outstanding at December 31, 2023	21,266	23.53	2.88	27

Exercisable at December 31, 2023	21,266	23.53	2.88	27
2020 Equity Plan
The 2020 Equity Plan was originally approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan, as originally approved, can be found in Appendix A within Busey’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. An amendment and restatement of the 2020 Equity Plan was approved by stockholders at the 2023 Annual Meeting of Stockholders. Terms of the amended and restated 2020 Equity Plan are substantially identical to those of the originally approved 2020 Equity Plan, other than a 1,350,000 increase in the number of shares authorized for issuance under the plan. More information can be found in Appendix A within Busey’s Proxy Statement for the 2023 Annual Meeting of Stockholders filed on April 14, 2023.
Under the terms of the 2020 Equity Plan, Busey has granted RSU, PSU, and DSU awards. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury.
A description of RSU, PSU, and DSU awards granted in 2023 under the terms of the 2020 Equity Plan is provided below. A description of RSU, PSU, and DSU awards granted in 2022 and 2021 under the terms of the 2020 Equity Plan can be found in Busey’s Annual Reports for the years ended December 31, 2022, and 2021, respectively.
Busey issued 132,091 treasury shares in conjunction with the vesting of RSUs and PSUs, and settlement of DSUs in 2023. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option. There were 1,723,343 shares available for issuance under the 2020 Equity Plan as of December 31, 2023.
RSU Awards
Busey grants RSU awards to members of management periodically throughout the year. RSU awards are stock-based awards for which vesting is conditional upon meeting established service criteria. Each RSU is equivalent to one share of Busey’s common stock. Busey’s RSUs have requisite service periods ranging from one year to five years, and are subject to accelerated vesting upon eligible retirement from Busey. Recipients earn quarterly dividend equivalents on their respective RSUs, which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.
First Busey Corporation | 2023 — 149

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted 224,316 RSUs to members of management. The grant date fair value of the award was $4.6 million, which will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from Busey, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s RSU awards for the year ended December 31, 2023, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,096,931	$23.61
Granted	224,316	20.44
Dividend equivalents earned	58,930	20.16
Vested	(154,995)	29.71
Forfeited	(183,738)	22.33
Nonvested at December 31, 2023	1,041,444	$22.05
PSU Awards
Busey grants PSU awards to members of management periodically throughout the year. PSU awards are stock-based awards for which vesting is conditional upon meeting established performance criteria. Each PSU is equivalent to one share of Busey’s common stock. The number of PSUs that ultimately vest will be determined based on the extent to which market or other performance goals are achieved. Busey’s PSUs are subject to accelerated service-based vesting conditions upon eligible retirement from Busey. After performance determination, dividend equivalents are compounded based upon the updated PSU balances at each dividend date during the performance period.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted a target of 104,643 PSUs with a maximum award of 167,429 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total stockholder return performance goal. The grant date fair value of the award was $2.0 million, which will be recognized in compensation expense over the performance period ending December 31, 2025.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted a target of 104,643 PSUs with a maximum award of 167,429 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining an adjusted return on average tangible common equity performance goal. The grant date fair value of the award was $2.1 million, which will be recognized in compensation expense over the performance period ending December 31, 2025. The actual amount of compensation expense recognized is subject to adjustment based on the extent to which performance goals are expected to be achieved.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted a target of 15,045 PSUs with a maximum award of 30,090 units. The actual number of units issued at the vesting date could range from 0% to 200% of the initial grant, depending on attaining a performance goal based upon the compounded annual revenue growth rate of the FirsTech operating segment. The grant date fair value of the award was $0.3 million, which will be recognized in compensation expense over the performance period ending December 31, 2025. The actual amount of compensation expense recognized is subject to adjustment based on the extent to which performance goals are expected to be achieved.
First Busey Corporation | 2023 — 150

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in Busey’s PSU awards for the year ended December 31, 2023, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	285,351	$25.40
Granted	224,331	20.04
Dividend equivalents earned	1,728	23.28
Vested	(83,399)	23.86
Forfeited	(88,923)	23.80
Adjustment for performance conditions[2]	2,612	25.52
Nonvested at December 31, 2023	341,700	$22.67

Vested and outstanding at December 31, 2023³	65,996	$23.48
___________________________________________
1.Shares for PSU awards represent target shares at grant date.
2.Adjustments for performance conditions represent the difference between the number of target shares at grant date and the number of actual shares earned for the performance period completed.
3.PSUs granted in 2021 vested on December 31, 2023. Shares are reported at target amounts. Performance determination and settlement activity will take place in the first quarter of 2024.
DSU Awards
Busey grants DSU awards to its directors and advisory directors. DSU awards are stock-based awards with a deferred settlement date. Each DSU is equivalent to one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under the 2020 Equity Plan, DSUs are generally subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, DSUs will continue to earn dividend equivalents.
On March 22, 2023, under the terms of the 2020 Equity Plan, Busey granted 41,548 DSUs to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s DSU awards for the year ended December 31, 2023, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	31,085	$25.75
Granted	41,548	20.44
Dividend equivalents earned	8,334	20.09
Vested	(37,868)	24.76
Forfeited	(73)	20.44
Nonvested at December 31, 2023	43,026	$20.41

Vested and outstanding at December 31, 2023	144,137	$23.52
First Busey Corporation | 2023 — 151

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2021 Employee Stock Purchase Plan
The 2021 ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders. The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in Busey by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success. Under the terms of the 2021 ESPP, all participating employees have equal rights and privileges. Substantially all of our employees are eligible to participate in the 2021 ESPP. Further details can be found in Appendix A within Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021.
The 2021 ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the 2021 ESPP began on July 1, 2021. There were 452,379 shares available for issuance under the 2021 ESPP as of December 31, 2023.
Stock-Based Compensation Expense
Busey did not record any stock option compensation expense for the years ended December 31, 2023, 2022, or 2021. Busey did not have any unrecognized stock option compensation expense as of December 31, 2023.
Busey recognized compensation expense related to non-vested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation expense
RSU awards	$2,622	$4,648	$5,809
PSU awards[1]	2,962	3,240	979
DSU awards	833	876	962
2021 ESPP	178	204	114
Total stock-based compensation expense	$6,595	$8,968	$7,864
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
Unamortized stock-based compensation expense is presented in the table below (dollars in thousands):

	As of December 31,
	2023	2022
Unamortized stock-based compensation
RSU awards	$6,842	$8,570
PSU awards[1]	3,607	4,279
DSU awards	190	175
Total unamortized stock-based compensation	$10,639	$13,024

Weighted average period over which expense is to be recognized	2.4 years	2.5 years
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
First Busey Corporation | 2023 — 152

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. TRANSACTIONS WITH RELATED PARTIES
Busey has had, and may be expected to have in the future, banking transactions in the ordinary course of business with related parties which include directors, executive officers, chief credit officers, their immediate families, and affiliated companies in which they have 10% or more beneficial ownership, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.
The following table presents changes in loans to related parties, as a group (dollars in thousands):

As of and for the Year Ended December 31, 2023
Balance of loans to related parties, December 31, 2022	$55,341
Change in relationship	9,247
New loans/advances	34,116
Repayments	(21,055)
Balance of loans to related parties, December 31, 2023	$77,649

Unused commitments to directors and executive officers	$4,692
Loans to related parties did not include significant amounts that were past due, non-accrual, or modified.
NOTE 16. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
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
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of December 31,
	2023	2022
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,132,500	$1,991,769
Standby letters of credit	43,996	33,008
Total commitments	$2,176,496	$2,024,777
First Busey Corporation | 2023 — 153

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Franchise Tax Matter
In 2021, Busey received an inquiry from the ISOS, pursuant to which the ISOS asked for additional information regarding certain of our franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. Busey has been cooperating with the inquiry and has agreed to prepare additional BCA forms requested by the ISOS, with a full reservation of rights by Busey, including seeking judicial relief, if necessary, with respect to any potential dispute regarding Busey’s preparation of the BCA forms and the calculation of the franchise taxes due. Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, as is the case with this matter, no accrual is required. It is reasonably possible that this matter could require us to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2023. If the likelihood of potential liabilities elevates, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of December 31,
	2023	2022
Cash pledged to secure obligations under derivative contracts	$34,210	$38,609
Collateral held to secure obligations under derivative contracts	19,280	29,830
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
First Busey Corporation | 2023 — 154

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $350.0 million as of both December 31, 2023, and December 31, 2022, were designated as cash flow hedges. Busey entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the contractually specified 3-month LIBOR benchmark interest rate on Busey’s junior subordinated debt owed to unconsolidated trusts (“Debt Swap”). In addition, Busey entered into one $300.0 million receive fixed pay floating interest rate swap to reduce Busey's asset sensitivity (“Loan Swap”). Duration was added to our loan portfolio by fixing a portion of our floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of December 31,
	Location	2023	2022
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month LIBOR receive rates		5.61%	4.77%
Weighted average maturity		0.71 years	1.71 years

Loan Swap
Notional amount		$300,000	$300,000
Weighted average fixed receive rates		4.81%	4.81%
Weighted average variable Prime pay rates		8.50%	7.32%
Weighted average maturity		5.10 years	6.10 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$1,293	$2,535
Gross aggregate fair value of swap liabilities	Other liabilities	$25,411	$32,367

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(16,694)	$(20,985)
First Busey Corporation | 2023 — 155

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2023.

As of December 31, 2023
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized losses expected to be reclassified from OCI to interest income	$(952)
Unrealized gains expected to be reclassified from OCI to interest expense	483
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(469)
Interest income (expense) recorded on swap transactions was as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(10,326)	$(553)	$—
(Increase) decrease in interest expense on swap transactions	1,757	(30)	(1,067)
Net increase (decrease) in net interest income on swap transactions	$(8,569)	$(583)	$(1,067)
The following table reflects the net gains (losses) recorded in AOCI and the Consolidated Statements of Comprehensive Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(1,835)	$(20,717)	$736
(Gain) loss reclassified from OCI to interest income, net of tax	7,382	395	—
(Gain) loss reclassified from OCI to interest expense, net of tax	(1,256)	22	763
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$4,291	$(20,300)	$1,499
First Busey Corporation | 2023 — 156

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts supported variable rate, commercial loan relationships totaling $663.1 million and $576.9 million as of December 31, 2023, and 2022, respectively. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps, included in other assets and other liabilities in the Consolidated Balance Sheets, are summarized as follows (dollars in thousands):

	As of December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$177,883	$2,375	$485,253	$26,289
Interest rate swaps – pay fixed, receive floating	485,253	26,289	177,883	2,375
Total derivatives not designated as hedging instruments	$663,136	$28,664	$663,136	$28,664

	As of December 31, 2022
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$48,728	$370	$528,183	$39,685
Interest rate swaps – pay fixed, receive floating	528,183	39,685	48,728	370
Total derivatives not designated as hedging instruments	$576,911	$40,055	$576,911	$40,055
First Busey Corporation | 2023 — 157

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in fair value of these derivative assets and liabilities were recorded in noninterest expense in the Consolidated Statements of Income and are summarized as follows (dollars in thousands):

		Years Ended December 31,
	Location	2023	2022	2021
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$(11,525)	$19,308	$(12,587)
Pay fixed, receive floating	Noninterest expense	11,525	(19,308)	12,587
Net change in fair value of interest rate swaps		$—	$—	$—
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
The notional amount of the risk participation agreements reflect Busey's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The risk participation agreements mature between 2024 and 2029, and are summarized as follows (dollars in thousands):

	As of December 31,
	2023	2022
Risk participation agreements purchased
Number of risk participation agreements	3	2
Notional amount	$34,251	$18,899
Fair value	15	5

Risk participation agreements sold
Number of risk participation agreements	1	—
Notional amount	$20,001	—
Fair value	—	—
First Busey Corporation | 2023 — 158

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Forward Contracts
In 2023, Busey entered into foreign currency exchange contracts to support the business requirements of its customers. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts were executed on behalf of Busey's customers and were used by customers to manage fluctuations in foreign exchange rates. Busey minimized its exposure by entering into similar offsetting positions with other financial institutions. Busey was subject to the credit risk that another party would fail to perform. As of December 31, 2023, Busey had no derivative assets or derivative liabilities related to foreign currency contracts recorded in its Consolidated Balance Sheets.
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
First Busey Corporation | 2023 — 159

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of December 31, 2023		As of December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$3,477	$25	$1,517	$16
Forward sales commitments	Other assets	1,761	11	83	1
Mortgage banking derivative assets		$5,238	$36	$1,600	$17

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$1,615	$10	$83	$1
Forward sales commitments	Other liabilities	5,216	47	2,757	39
Mortgage banking derivative liabilities		$6,831	$57	$2,840	$40
Net gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Years Ended December 31,
	Location	2023	2022	2021
Net gains (losses)
Interest rate lock commitments	Mortgage revenue	$—	$15	$1,702
Forward sales commitments	Mortgage revenue	2	(38)	(4,045)
Net gains (losses)		$2	$(23)	$(2,343)
In 2021, the impact of the net gains or losses recognized in earnings on interest rate lock commitments and forward sales commitments was almost entirely offset by the recognition of a corresponding change in the fair value of loans held for sale. In 2022, Busey began carrying loans held for sale at LOCOM, so while Busey will continue to recognize gains or losses on these mortgage banking derivative instruments in earnings, any corresponding increase in the fair value of loans held for sale will not be recognized in earnings until the loans are sold, at which time the increase is factored into the calculated gain on sale. Decreases in the market value of loans held for sale will continue to be recognized in earnings at each measurement period.
First Busey Corporation | 2023 — 160

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to Busey’s assets and liabilities that are carried at fair value.
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
First Busey Corporation | 2023 — 161

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair values of derivative assets and liabilities are determined based on prices that are obtained from a third-party which uses observable market inputs and, with the exception of our risk participation agreements, are classified as Level 2. For purposes of potential valuation adjustments to our derivative positions, Busey evaluates the credit risk of its counterparties as well as its own credit risk. Accordingly, Busey has considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. Busey reviews counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure. No changes in counterparty credit were identified.
Due to the significance of unobservable inputs, derivative assets related to our risk participation agreements are classified as Level 3.
First Busey Corporation | 2023 — 162

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023, and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$15,946	$—	$15,946
Obligations of U.S. government corporations and agencies	—	5,832	—	5,832
Obligations of states and political subdivisions	—	172,845	—	172,845
Asset-backed securities	—	468,223	—	468,223
Commercial mortgage-backed securities	—	103,509	—	103,509
Residential mortgage-backed securities	—	1,111,312	—	1,111,312
Corporate debt securities	—	209,904	—	209,904
Equity securities	448	9,364	—	9,812
Derivative assets	—	29,993	15	30,008
Derivative liabilities	—	54,132	—	54,132

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$114,061	$—	$114,061
Obligations of U.S. government corporations and agencies	—	19,779	—	19,779
Obligations of states and political subdivisions	—	257,512	—	257,512
Asset-backed securities	—	469,875	—	469,875
Commercial mortgage-backed securities	—	108,394	—	108,394
Residential mortgage-backed securities	—	1,243,256	—	1,243,256
Corporate debt securities	—	248,516	—	248,516
Equity securities	—	11,535	—	11,535
Derivative assets	—	42,607	5	42,612
Derivative liabilities	—	72,462	—	72,462
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
First Busey Corporation | 2023 — 163

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$1,000	$1,000
Bank property held for sale with impairment	—	—	4,286	4,286

	As of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$5,345	$5,345
Bank property held for sale with impairment	—	—	7,923	7,923
First Busey Corporation | 2023 — 164

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$1,000	Appraisal of collateral	Appraisal adjustments	-41.2% to -100.0% (-47.2)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$5,345	Appraisal of collateral	Appraisal adjustments	-22.7% to -100.0% (-45.7)%
Bank property held for sale with impairment	7,923	Appraisal of collateral or real estate listing price	Appraisal adjustments	-0.7% to -70.1% (-35.1)%
First Busey Corporation | 2023 — 165

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

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

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$719,581	$719,581	$227,164	$227,164
Level 2 inputs:
Debt securities held to maturity	872,628	730,397	918,312	785,295
Loans held for sale	2,379	2,401	1,253	1,276
Accrued interest receivable	45,288	45,288	43,372	43,372
Level 3 inputs:
Portfolio loans, net	7,559,294	7,276,905	7,634,094	7,320,422
Mortgage servicing rights	3,289	18,079	5,861	18,284
Other servicing rights	1,597	2,062	1,914	2,331

Financial liabilities
Level 2 inputs:
Time deposits	$1,819,274	$1,804,905	$855,375	$830,596
Securities sold under agreements to repurchase	187,396	187,396	229,806	229,806
Short-term borrowings	12,000	12,034	351,054	351,085
Long-term debt	18,000	18,020	30,000	30,052
Junior subordinated debt owed to unconsolidated trusts	71,993	57,153	71,810	59,111
Accrued interest payable	28,418	28,418	3,978	3,978
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	222,882	200,000	222,038	208,562
First Busey Corporation | 2023 — 166

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered. Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if Busey’s outstanding stock options and warrants were exercised, stock units were vested, and shares were issued under the 2021 ESPP.
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Net income	$122,565	$128,311	$123,449

Weighted average number of common shares outstanding, basic	55,432,322	55,387,073	55,369,476
Dilutive effect of common stock equivalents:
Options	—	1,632	1,639
Warrants	324	1,753	1,753
RSU awards	647,217	665,998	615,759
PSU awards	151,190	58,206	5,429
DSU awards	18,154	15,532	10,641
2021 ESPP	6,941	6,970	4,108
Weighted average number of common shares outstanding, diluted	56,256,148	56,137,164	56,008,805

Basic earnings per common share	$2.21	$2.32	$2.23
Diluted earnings per common share	2.18	2.29	2.20
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Anti-dilutive common stock equivalents
Options	21,981	7,792	—
RSU awards	39,445	38,912	65,058
PSU awards	106,955	189,000	93,026
DSU awards	—	—	7,742
Total anti-dilutive common stock equivalents	168,381	235,704	165,826
First Busey Corporation | 2023 — 167

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods below (dollars in thousands):

	Year Ended December 31, 2023
	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(352,878)	$100,585	$(252,293)
Unrealized holding gains (losses) on debt securities available for sale, net	58,498	(16,674)	41,824
Amounts reclassified from AOCI, net	5,503	(1,569)	3,934
Amortization of unrecognized losses on securities transferred to held to maturity	6,189	(1,763)	4,426
Balance at end of period	$(282,688)	$80,579	$(202,109)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(29,350)	$8,365	$(20,985)
Unrealized holding gains (losses) on cash flow hedges, net	(2,567)	732	(1,835)
Amounts reclassified from AOCI, net	8,569	(2,443)	6,126
Balance at end of period	$(23,348)	$6,654	$(16,694)

Total AOCI	$(306,036)	$87,233	$(218,803)

	Year Ended December 31, 2022
	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(32,272)	$9,199	$(23,073)
Unrealized holding gains (losses) on debt securities available for sale, net	(278,762)	79,460	(199,302)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	(48,456)	13,812	(34,644)
Amounts reclassified from AOCI, net	(26)	7	(19)
Amortization of unrecognized losses on securities transferred to held to maturity	6,638	(1,893)	4,745
Balance at end of period	$(352,878)	$100,585	$(252,293)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(958)	$273	$(685)
Unrealized holding gains (losses) on cash flow hedges, net	(28,975)	8,258	(20,717)
Amounts reclassified from AOCI, net	583	(166)	417
Balance at end of period	$(29,350)	$8,365	$(20,985)

Total AOCI	$(382,228)	$108,950	$(273,278)
First Busey Corporation | 2023 — 168

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$49,644	$(14,151)	$35,493
Unrealized holding gains (losses) on debt securities available for sale, net	(81,977)	23,367	(58,610)
Amounts reclassified from AOCI, net	61	(17)	44
Balance at end of period	$(32,272)	$9,199	$(23,073)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(3,055)	$871	$(2,184)
Unrealized holding gains (losses) on cash flow hedges, net	1,030	(294)	736
Amounts reclassified from AOCI, net	1,067	(304)	763
Balance at end of period	$(958)	$273	$(685)

Total AOCI	$(33,230)	$9,472	$(23,758)
First Busey Corporation | 2023 — 169

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. OPERATING SEGMENTS AND RELATED INFORMATION
Busey has three reportable operating segments: Banking, Wealth Management, and FirsTech. Busey’s three operating segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies.
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
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage Busey’s financial performance. The accounting policies of the three operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies.” Busey accounts for intersegment revenue and transfers at current market prices.
First Busey Corporation | 2023 — 170

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of selected financial information for Busey’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management until its dissolution on December 18, 2023, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Operating segment
Banking	$294,773	$294,773	$12,125,298	$12,199,960
Wealth Management	14,108	14,108	103,147	84,082
FirsTech	8,992	8,992	51,600	48,715
Other	—	—	3,370	3,920
Consolidated total	$317,873	$317,873	$12,283,415	$12,336,677
First Busey Corporation | 2023 — 171

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2023	2022	2021
Net interest income
Banking	$335,345	$340,083	$285,678
FirsTech	54	65	79
Other	(15,948)	(16,710)	(15,059)
Total net interest income	$319,451	$323,438	$270,698

Noninterest income
Banking	$46,701	$54,154	$59,393
Wealth Management	57,823	55,394	53,082
FirsTech	22,746	21,720	19,629
Other	(4,886)	(4,465)	700
Total noninterest income	$122,384	$126,803	$132,804

Noninterest expense
Banking	$223,451	$221,997	$205,905
Wealth Management	33,081	31,545	29,198
FirsTech	21,653	20,619	17,574
Other	7,347	9,720	9,103
Total noninterest expense	$285,532	$283,881	$261,780

Income before income taxes
Banking	$156,196	$167,617	$154,267
Wealth Management	24,742	23,849	23,884
FirsTech	1,147	1,166	2,134
Other	(28,181)	(30,895)	(23,462)
Total income before income taxes	$153,904	$161,737	$156,823

Net income
Banking	$123,853	$131,596	$117,844
Wealth Management	18,804	18,543	18,570
FirsTech	830	847	1,527
Other	(20,922)	(22,675)	(14,492)
Total net income	$122,565	$128,311	$123,449
First Busey Corporation | 2023 — 172

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed financial data for First Busey Corporation is presented below.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$100,098	$91,812
Debt securities	987	—
Equity securities	9,364	11,535
Investments in subsidiaries:
Bank	1,478,118	1,369,261
Non-bank	—	2,181
Premises and equipment, net	7	18
Other assets	20,100	22,316
Total assets	$1,608,674	$1,497,123

Liabilities and stockholders' equity
Liabilities:
Short-term borrowings	$12,000	$12,000
Long-term debt	18,000	30,000
Subordinated notes, net of unamortized issuance costs	222,882	222,038
Junior subordinated debentures owed to unconsolidated trusts	71,993	71,810
Other liabilities	11,818	15,298
Total liabilities	336,693	351,146

Total stockholders' equity	1,271,981	1,145,977
Total liabilities and stockholders' equity	$1,608,674	$1,497,123
First Busey Corporation | 2023 — 173

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF INCOME
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating income
Dividends from subsidiaries:
Bank	$90,000	$95,000	$60,000
Non-bank	900	1,630	1,745
Income from dissolution of non-bank subsidiary	733	—	—
Interest income	2,956	1,094	79
Gains (losses) recognized on equity securities, net	(2,171)	(2,159)	3,041
Other income	14,130	15,195	12,109
Total operating income	106,548	110,760	76,974

Expense
Salaries, wages, and employee benefits	17,766	20,964	17,914
Interest expense	19,005	17,854	15,163
Operating expense	8,009	7,294	7,429
Total expense	44,780	46,112	40,506

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	61,768	64,648	36,468
Income tax benefit	7,310	8,286	8,974
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	69,078	72,934	45,442

Equity in undistributed (in excess of) net income of subsidiaries
Bank	53,487	55,986	77,941
Non-bank	—	(609)	66
Net income	$122,565	$128,311	$123,449
First Busey Corporation | 2023 — 174

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities
Net income	$122,565	$128,311	$123,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,038	1,423	882
Distributions more (less) than net income of subsidiaries	(53,487)	(55,377)	(78,007)
(Gains) losses recognized on equity securities, net	2,171	2,159	(3,041)
Stock-based compensation	6,595	8,968	7,864
(Increase) decrease in other assets	6,253	(17,754)	(1,186)
Increase (decrease) in other liabilities	(7,687)	21,233	(3,302)
Net cash provided by (used in) operating activities	77,448	88,963	46,659

Cash flows provided by (used in) investing activities
Sales (purchases) of equity securities, net	—	598	(5,000)
Net cash paid for acquisitions	—	—	(61,656)
Purchases of premises and equipment	—	(9)	(15)
Repayments of investments in subsidiaries	1,480	—	—
Net cash provided by (used in) investing activities	1,480	589	(66,671)

Cash flows provided by (used in) financing activities
Cash paid for withholding taxes on stock-based payments	(1,093)	(1,276)	(997)
Cash dividends paid	(53,076)	(50,863)	(50,764)
Repayments of borrowings	(12,000)	(112,000)	(18,500)
Proceeds from issuance of debt	—	98,094	72,500
Proceeds from the exercise of stock options and warrants	9	—	—
Purchase of treasury stock	(4,482)	(9,912)	(33,043)
Common stock issuance costs	—	—	(150)
Net cash provided (used in) by financing activities	(70,642)	(75,957)	(30,954)

Net increase (decrease) in cash and cash equivalents	8,286	13,595	(50,966)
Cash and cash equivalents, beginning of period	91,812	78,217	129,183

Cash and cash equivalents, ending of period	$100,098	$91,812	$78,217
First Busey Corporation | 2023 — 175

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23. ACQUISITIONS
Merchants and Manufacturers Bank Corporation
On November 27, 2023, First Busey Corporation announced the signing of a definitive agreement with M&M, pursuant to which Busey will acquire M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership will add M&M’s Life Equity Loan® products to Busey’s existing suite of services, and expand Busey’s presence in the Chicago Metropolitan Statistical Area.
Under the terms of the merger agreement, M&M’s stockholders will have the right to receive for each share of M&M common stock, at the election of each stockholder and subject to proration and adjustment, either (1) $117.74 in cash, (2) 5.7294 shares of Busey common stock, or (3) mixed consideration of $34.55 in cash and 4.0481 shares of Busey common stock, with total consideration to consist of approximately 71% stock and 29% cash. Based upon Busey’s 20‑day volume-weighted average closing price as of November 24, 2023, the aggregate implied transaction value is approximately $41.6 million.
The merger is expected to be finalized in the second quarter of 2024, subject to customary closing conditions and required approvals, including regulatory approvals and the approval of M&M’s stockholders. It is anticipated that M&M Bank will be merged with and into Busey Bank at a date following the completion of the merger. At the time of the bank merger, M&M Bank’s banking centers will become banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which is expected to be closed in connection with the bank merger.
This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition. Fair values will be subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available. During 2023, Busey incurred $0.3 million in pre-tax acquisition expenses, comprised primarily of legal expenses, related to the planned acquisition of M&M.
First Busey Corporation | 2023 — 176

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of December 31, 2023, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Busey’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Busey’s internal control over financial reporting is a process designed under the supervision of Busey’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Busey’s Consolidated Financial Statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2023, management assessed the effectiveness of Busey’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the COSO in 2013. Based on this assessment, management determined that Busey maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
RSM US LLP, an independent registered public accounting firm that audited Busey’s Consolidated Financial Statements included in this Annual Report, has issued an audit opinion on the effectiveness of Busey’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of Busey’s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
First Busey Corporation | 2023 — 177

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited First Busey Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and our report dated February 22, 2024 expressed an unqualified opinion.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
First Busey Corporation | 2023 — 178

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

/s/ RSM US LLP

Champaign, Illinois
February 23, 2023
First Busey Corporation | 2023 — 179

ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any non-Rule 10b5‑1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS
The business experience of each of our executive officers for at least the past five years is set forth below.
Van A. Dukeman. Mr. Dukeman, age 65, has been serving as a Director, Chief Executive Officer, and President of First Busey Corporation since August 2007, as Chairman the Board of Directors of First Busey Corporation since July 2020, and as President and Chief Executive Officer of Busey Bank since October 2023. Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer, and President of Main Street Trust, Inc. from May 1998 until its merger with Busey.
Jeffrey D. Jones. Mr. Jones, age 50, has been serving as Chief Financial Officer of First Busey Corporation since July 2019. Prior to that, he was Co-Head of the US Depository Group and Head of Depository Investment Banking with Stephens, Inc., since 2015.
Monica L. Bowe. Ms. Bowe, age 50, has been serving as Chief Risk Officer of First Busey Corporation since January 2020. Prior to that, she served as Senior Director of Operational Risk Program Management at KeyBank, a subsidiary of KeyCorp headquartered in Cleveland, Ohio, since 2015.
John J. Powers. Mr. Powers, age 68, has been serving as General Counsel of First Busey Corporation since December 2011. Prior to that, he was a stockholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.
Amy L. Randolph. Mrs. Randolph, age 49, was appointed Chief Operating Officer of First Busey Corporation in October 2023. Prior to that appointment, she served as Chief of Staff from April 2017 to October 2023, Executive Vice President and Chief Brand Officer from March 2014 to April 2017, and Senior Vice President of Growth Strategies from 2008 to March 2014.
DIRECTORS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year end under the captions “Proposal 1: Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Delinquent Section 16(a) Reports.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” “CEO Pay Ratio,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”
First Busey Corporation | 2023 — 180

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK INCENTIVE PLANS
The following table discloses the number of outstanding options, warrants, and rights granted by Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2023. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 14. Stock-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))[3]
Equity compensation plans
Approved by stockholders[4]	1,657,569	$23.53	2,175,722
Not approved by stockholders	—	—	—
Total as of December 31, 2023	1,657,569	$23.53	2,175,722
___________________________________________
1.Balance includes stock options assumed in connection with the acquisition of First Community.
2.The weighted average exercise price only relates to 21,266 stock options.
3.Shares were reserved under the 2020 Equity Plan and 2021 ESPP in the amounts of 1,723,343 and 452,379, respectively.
4.Includes outstanding awards under the 2020 Equity Plan, the First Busey Corporation 2010 Equity Incentive Plan, as amended, and the First Community 2016 Equity Incentive Plan.
Other information required by Item 12 is incorporated herein by reference to Busey’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the captions “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related-Person Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the caption “Audit and Related Fees.”
First Busey Corporation | 2023 — 181

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS
A list of exhibits to this Annual Report is set forth on the Exhibit Index beginning on page 183, and is incorporated into this Annual Report by reference.
Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 100 W. University, Champaign, IL 61820, or by visiting the SEC’s EDGAR database at sec.gov. Busey’s SEC file number is 0-15950.
FINANCIAL STATEMENT SCHEDULES
Busey’s Consolidated Financial Statements are included as part of this Annual Report in “Part II, Item 8. Financial Statements and Supplementary Data,” as follows:
Reports on Internal Control Over Financial Reporting are included as part of this Annual Report in “Part II, Item 9A. Controls and Procedures,” as follows:

Management’s Report on Internal Control Over Financial Reporting	177
Report of Independent Registered Public Accounting Firm (PCAOB ID 49)	178
ITEM 16. FORM 10-K SUMMARY
None.
First Busey Corporation | 2023 — 182

EXHIBIT INDEX

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (1) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (2) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (3) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (4) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015	BUSE (0-15950)	10-Q	3.1	11/06/2015

3.2	Certificate of Amendment to Articles of Incorporation, dated May 22, 2020	BUSE (333-238782)	S-8	4.2	05/29/2020

3.3	Second Amended and Restated By-Laws of First Busey Corporation	BUSE (0-15950)	8-K	3.1	12/07/2023

4.1	Certain instruments defining the rights of holders of long-term debt of First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits. First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Description of the Company’s securities					X

10.1†	Employment Agreement by and between Main Street Trust, Inc., and Van A. Dukeman, dated December 26, 2001	MSTI (000-30031)	10-K	10.2	03/29/2002

10.2†	Letter Agreement between Main Street Trust, Inc., and Van A. Dukeman, dated September 20, 2006	MSTI (000-30031)	8-K	99.2	09/21/2006

10.3†	Van A. Dukeman Addendum to Employment Agreement	BUSE (0-15950)	10-Q	10.1	05/13/2010
First Busey Corporation | 2023 — 183

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith

10.4†	Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008	BUSE (0-15950)	10-Q	10.1	05/08/2012

10.5†	First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	DEF 14A	Appendix C	04/17/2015

10.6†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-K	10.27	02/28/2018

10.7†	First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.11	11/19/2012

10.8†	First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.12	11/19/2012

10.9†	Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (001-37505)	10-K	10.8	03/14/2016

10.10†	Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	BUSE (0-15950)	10-K	10.36	02/28/2018

10.11†	First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.4	06/03/2016

10.12†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.38	02/28/2018

10.13†	Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.7	06/03/2016

First Busey Corporation | 2023 — 184

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.14†	Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.8	06/03/2016

10.15†	Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.41	02/28/2018

10.16†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-Q	10.1	08/07/2018

10.17†	Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.2	08/07/2018

10.18†	Jeffrey D. Jones Employment Agreement, dated July 26, 2019	BUSE (0-15950)	8-K	10.1	07/26/2019

10.19†	Robin N. Elliott Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.1	12/10/2019

10.20†	Amy L. Randolph Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.2	12/10/2019

10.21†	John J. Powers Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.3	12/10/2019

10.22†	Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.4	12/10/2019

10.23†	First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/14/2023

First Busey Corporation | 2023 — 185

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.24†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	S-8	4.5	05/29/2020

10.25†	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	8-K	10.1	07/09/2020

10.26†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.1	08/06/2020

10.27†	First Busey Corporation 2021 Employee Stock Purchase Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/08/2021

10.28†	Gregory B. Lykins Letter of Understanding, dated April 1, 2021	BUSE (0-15950)	10-Q	10.33	05/06/2021

10.29	Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association	BUSE (0-15950)	8-K	10.34	06/02/2021

10.30†	First Busey Profit Sharing Plan and Trust (as amended and restated January 1, 2022)	BUSE (0-15950)	10-K	10.30	02/23/2023

10.31†	Separation Letter, dated as of October 20, 2023 between First Busey Corporation, Busey Bank, and Robin N. Elliott	BUSE (0-15950)	8-K	10.1	10/24/2023

21.1	List of Subsidiaries of First Busey Corporation					X

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X
First Busey Corporation | 2023 — 186

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

97.1	First Busey Corporation Clawback Policy					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
1.BUSE is First Busey Corporation. MSTI is Main Street Trust, Inc. FCFP is First Community Financial Partners, Inc.
†Management contract or compensatory plan.
First Busey Corporation | 2023 — 187

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2024	FIRST BUSEY CORPORATION
(Registrant)

	BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	BY	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer
(Principal Financial Officer)

	BY	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)
First Busey Corporation | 2023 — 188

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN A. DUKEMAN	Chairman, President and Chief Executive Officer	February 22, 2024
Van A. Dukeman	(Principal Executive Officer)

/s/ JEFFREY D. JONES	Chief Financial Officer	February 22, 2024
Jeffrey D. Jones	(Principal Financial Officer)

/s/ SCOTT A. PHILLIPS	Corporate Controller and Principal Accounting Officer	February 22, 2024
Scott A. Phillips	(Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Vice-Chairman	February 22, 2024
Gregory B. Lykins

/s/ SAMUEL P. BANKS	Director	February 22, 2024
Samuel P. Banks

/s/ GEORGE BARR	Director	February 22, 2024
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 22, 2024
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 22, 2024
Michael D. Cassens

/s/ KAREN M. JENSEN	Director	February 22, 2024
Karen M. Jensen

/s/ FREDERIC L. KENNEY	Director	February 22, 2024
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 22, 2024
Stephen V. King

/s/ CASSANDRA R. SANFORD	Director	February 22, 2024
Cassandra R. Sanford
First Busey Corporation | 2023 — 189