Form 10-K/A
period 2023-12-31
FIRST BUSEY CORP /NV/
filed 2024-02-23
CIK 314489

Table of Content

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
EXPLANATORY NOTE
First Busey Corporation (“Busey”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”) with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2024. Busey is filing this Amendment No. 1 to the Original Filing (this “Amendment No. 1”) solely to correct an administrative error on the dates of the Report of Independent Registered Public Accounting Firm provided with respect to Busey’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm with respect to Busey’s internal controls over financial reporting (the “Reports”). Specifically, the dates on the Reports in the Original Filing reflected the dates of the Reports from the prior year, and should have reflected a date of February 22, 2024.
In addition, Exhibit 23 in the Original Filing has been amended to contain a currently-dated consent of RSM US LLP. As required by Rule 12b-15, this Amendment No. 1 includes updated certifications from Busey’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment No. 1 does not amend or modify any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date. Busey has included a complete copy of the Original Filing, as amended per above, with this Amendment No. 1.

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
February 22, 2024
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
February 22, 2024
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
ITEM 16. FORM 10-K SUMMARY
None.
First Busey Corporation | 2023 — 182

EXHIBIT INDEX

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (1) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (2) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (3) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (4) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015	BUSE (0-15950)	10-Q	3.1	11/06/2015

3.2	Certificate of Amendment to Articles of Incorporation, dated May 22, 2020	BUSE (333-238782)	S-8	4.2	05/29/2020

3.3	Second Amended and Restated By-Laws of First Busey Corporation	BUSE (0-15950)	8-K	3.1	12/07/2023

4.1	Certain instruments defining the rights of holders of long-term debt of First Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the First Busey and its subsidiaries on a consolidated basis, have not been filed as exhibits. First Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Description of the Company’s securities	BUSE (0-15950)	10-K	4.2	02/23/2024

10.1†	Employment Agreement by and between Main Street Trust, Inc., and Van A. Dukeman, dated December 26, 2001	MSTI (000-30031)	10-K	10.2	03/29/2002

10.2†	Letter Agreement between Main Street Trust, Inc., and Van A. Dukeman, dated September 20, 2006	MSTI (000-30031)	8-K	99.2	09/21/2006

First Busey Corporation | 2023 — 183

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.3†	Van A. Dukeman Addendum to Employment Agreement	BUSE (0-15950)	10-Q	10.1	05/13/2010

10.4†	Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008	BUSE (0-15950)	10-Q	10.1	05/08/2012

10.5†	First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	DEF 14A	Appendix C	04/17/2015

10.6†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-K	10.27	02/28/2018

10.7†	First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.11	11/19/2012

10.8†	First Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (333-185041)	S-4	10.12	11/19/2012

10.9†	Second Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	FCFP (001-37505)	10-K	10.8	03/14/2016

10.10†	Third Amendment of the First Community Financial Partners, Inc. Amended and Restated 2008 Equity Incentive Plan	BUSE (0-15950)	10-K	10.36	02/28/2018

10.11†	First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.4	06/03/2016

10.12†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.38	02/28/2018

First Busey Corporation | 2023 — 184

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.13†	Form of Nonqualified Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.7	06/03/2016

10.14†	Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.8	06/03/2016

10.15†	Form of Restricted Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-K	10.41	02/28/2018

10.16†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (0-15950)	10-Q	10.1	08/07/2018

10.17†	Form of Director Deferred Stock Unit Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.2	08/07/2018

10.18†	Jeffrey D. Jones Employment Agreement, dated July 26, 2019	BUSE (0-15950)	8-K	10.1	07/26/2019

10.19†	Robin N. Elliott Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.1	12/10/2019

10.20†	Amy L. Randolph Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.2	12/10/2019

10.21†	John J. Powers Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.3	12/10/2019

10.22†	Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019	BUSE (0-15950)	8-K	10.4	12/10/2019

First Busey Corporation | 2023 — 185

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.23†	First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/14/2023

10.24†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	S-8	4.5	05/29/2020

10.25†	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	8-K	10.1	07/09/2020

10.26†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (0-15950)	10-Q	10.1	08/06/2020

10.27†	First Busey Corporation 2021 Employee Stock Purchase Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/08/2021

10.28†	Gregory B. Lykins Letter of Understanding, dated April 1, 2021	BUSE (0-15950)	10-Q	10.33	05/06/2021

10.29	Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association	BUSE (0-15950)	8-K	10.34	06/02/2021

10.30†	First Busey Profit Sharing Plan and Trust (as amended and restated January 1, 2022)	BUSE (0-15950)	10-K	10.30	02/23/2023

10.31†	Separation Letter, dated as of October 20, 2023 between First Busey Corporation, Busey Bank, and Robin N. Elliott	BUSE (0-15950)	8-K	10.1	10/24/2023

21.1	List of Subsidiaries of First Busey Corporation	BUSE (0-15950)	10-K	21.1	02/23/2024

First Busey Corporation | 2023 — 186

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

97.1	First Busey Corporation Clawback Policy	BUSE (0-15950)	10-K	97.1	02/23/2024

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

First Busey Corporation | 2023 — 187

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
1.BUSE is First Busey Corporation. MSTI is Main Street Trust, Inc. FCFP is First Community Financial Partners, Inc.
†Management contract or compensatory plan.
First Busey Corporation | 2023 — 188

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2024	FIRST BUSEY CORPORATION
(Registrant)

	BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	BY	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer
(Principal Financial Officer)

	BY	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)
First Busey Corporation | 2023 — 189

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN A. DUKEMAN	Chairman, President and Chief Executive Officer	February 23, 2024
Van A. Dukeman	(Principal Executive Officer)

/s/ JEFFREY D. JONES	Chief Financial Officer	February 23, 2024
Jeffrey D. Jones	(Principal Financial Officer)

/s/ SCOTT A. PHILLIPS	Corporate Controller and Principal Accounting Officer	February 23, 2024
Scott A. Phillips	(Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Vice-Chairman	February 23, 2024
Gregory B. Lykins

/s/ SAMUEL P. BANKS	Director	February 23, 2024
Samuel P. Banks

/s/ GEORGE BARR	Director	February 23, 2024
George Barr

/s/ STANLEY J. BRADSHAW	Director	February 23, 2024
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director	February 23, 2024
Michael D. Cassens

/s/ KAREN M. JENSEN	Director	February 23, 2024
Karen M. Jensen

/s/ FREDERIC L. KENNEY	Director	February 23, 2024
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 23, 2024
Stephen V. King

/s/ CASSANDRA R. SANFORD	Director	February 23, 2024
Cassandra R. Sanford
First Busey Corporation | 2023 — 190