Form 10-Q
period 2024-03-31
FIRST BUSEY CORP /NV/
filed 2024-05-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2024
Common Stock, $.001 par value	56,729,312

FIRST BUSEY CORPORATION
FORM 10-Q
March 31, 2024

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
Basel III Rule
Regulations promulgated by U.S. federal banking agencies – the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC – to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

BHCA	Bank Holding Company Act of 1956, as amended
bps	basis points
C&I	Commercial and industrial loans
CAC	Cummins-American Corp.
CECL	ASU 2016-13, codified as ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CFPB	Consumer Financial Protection Bureau
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DSU	Deferred stock unit
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
Nasdaq	National Association of Securities Dealers Automated Quotations

Term	Definition
NM	Not meaningful
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
Stock Repurchase Plan	Stock repurchase program approved by First Busey Corporation's board of directors on February 3, 2015
Term Loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$93,091	$134,680
Interest-bearing deposits	497,980	584,901
Total cash and cash equivalents	591,071	719,581

Debt securities available for sale	1,898,072	2,087,571
Debt securities held to maturity	862,218	872,628
Equity securities	9,790	9,812
Loans held for sale	6,827	2,379
Portfolio loans (net of ACL of $91,562 at March 31, 2024, and $91,740 at December 31, 2023)	7,496,515	7,559,294
Premises and equipment, net	121,506	122,594
Right of use assets	10,590	11,027
Goodwill	317,873	317,873
Other intangible assets, net	33,582	35,991
Cash surrender value of bank owned life insurance	182,105	182,975
Other assets	357,309	361,690
Total assets	$11,887,458	$12,283,415

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$2,784,338	$2,834,655
Interest-bearing	7,175,853	7,456,501
Total deposits	9,960,191	10,291,156

Securities sold under agreements to repurchase	147,175	187,396
Short-term borrowings	—	12,000
Long-term debt	—	18,000
Subordinated notes, net of unamortized issuance costs	223,100	222,882
Junior subordinated debt owed to unconsolidated trusts	72,040	71,993
Lease liabilities	10,896	11,308
Other liabilities	191,405	196,699
Total liabilities	10,604,807	11,011,434

Outstanding commitments and contingent liabilities (see Notes 4 and 10)

Stockholders’ equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	58	58
Additional paid-in capital	1,324,999	1,323,595
Retained earnings	248,412	237,197
AOCI	(222,190)	(218,803)
Total stockholders’ equity before treasury stock	1,351,279	1,342,047
Treasury stock at cost	(68,628)	(70,066)
Total stockholders’ equity	1,282,651	1,271,981
Total liabilities and stockholders’ equity	$11,887,458	$12,283,415

Shares
Common shares issued	58,116,969	58,116,969
Less: Treasury shares	(2,816,961)	(2,872,850)
Common shares outstanding	55,300,008	55,244,119
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Interest income
Interest and fees on loans	$99,325	$89,775
Interest and dividends on investment securities:
Taxable interest income	19,597	19,599
Non-taxable interest income	340	743
Other interest income	6,471	988
Total interest income	125,733	111,105

Interest expense
Deposits	43,968	14,740
Federal funds purchased and securities sold under agreements to repurchase	1,372	1,222
Short-term borrowings	232	4,822
Long-term debt	296	454
Subordinated notes	3,109	3,097
Junior subordinated debt owed to unconsolidated trusts	989	913
Total interest expense	49,966	25,248

Net interest income	75,767	85,857
Provision for credit losses	5,038	953
Net interest income after provision for credit losses	70,729	84,904

Noninterest income
Wealth management fees	15,549	14,797
Fees for customer services	7,056	6,819
Payment technology solutions	5,709	5,315
Mortgage revenue	746	288
Income on bank owned life insurance	1,419	1,652
Realized gain on the sale of mortgage servicing rights	7,465	—
Realized net gains (losses) on securities	(6,802)	4
Unrealized net gains (losses) recognized on equity securities	427	(620)
Other income	3,431	3,593
Total noninterest income	35,000	31,848

Noninterest expense
Salaries, wages, and employee benefits	42,090	40,331
Data processing	6,550	5,640
Net occupancy expense of premises	4,720	4,762
Furniture and equipment expenses	1,813	1,746
Professional fees	2,253	2,058
Amortization of intangible assets	2,409	2,729
Interchange expense	1,611	1,853
FDIC insurance	1,400	1,502
Other expense	7,923	9,782
Total noninterest expense	70,769	70,403

Income before income taxes	34,960	46,349
Income taxes	8,735	9,563
Net income	$26,225	$36,786

Basic earnings per common share	$0.47	$0.66
Diluted earnings per common share	$0.46	$0.65
Dividends declared per share of common stock	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$26,225	$36,786
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $2,266, and $(8,749), respectively	(5,681)	21,944
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(1,939), and $1, respectively	4,863	(3)
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(402), and $(483), respectively	1,009	1,210
Net change in unrealized/unrecognized gains (losses) on debt securities	191	23,151
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $2,086, and $(1,214), respectively	(5,232)	3,050
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(659), and ($516), respectively	1,654	1,293
Net change in unrealized gains (losses) on cash flow hedges	(3,578)	4,343
Net change in AOCI	(3,387)	27,494
Total comprehensive income (loss)	$22,838	$64,280
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2023	55,244,119	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	26,225	—	—	26,225
OCI, net of tax	—	—	—	—	(3,387)	—	(3,387)
Issuance of treasury stock for ESPP	23,305	—	(124)	—	—	599	475
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	32,584	—	(1,235)	—	—	839	(396)
Cash dividends on common stock at $0.24 per share	—	—	—	(13,259)	—	—	(13,259)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	360	(360)	—	—	—
Stock-based compensation	—	—	2,403	—	—	—	2,403
Balance, March 31, 2024	55,300,008	$58	$1,324,999	$248,412	$(222,190)	$(68,628)	$1,282,651

	Three Months Ended March 31, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	36,786	—	—	36,786
OCI, net of tax	—	—	—	—	27,494	—	27,494
Repurchase of stock	(25,000)	—	—	—	—	(534)	(534)
Issuance of treasury stock for ESPP	30,360	—	(257)	—	—	782	525
Net issuance of treasury stock for RSU/DSU vesting and related tax	8,977	—	(331)	—	—	231	(100)
Net issuance of treasury stock for warrants exercised	994	—	(17)	—	—	26	9
Cash dividends on common stock at $0.24 per share	—	—	—	(13,268)	—	—	(13,268)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	363	(363)	—	—	—
Stock-based compensation	—	—	1,669	—	—	—	1,669
Balance, March 31, 2023	55,294,455	$58	$1,322,407	$191,924	$(245,784)	$(70,047)	$1,198,558
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities
Net income	$26,225	$36,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,038	953
Amortization of intangible assets	2,409	2,729
Amortization of mortgage servicing rights	468	749
Amortization of NMTC	—	2,221
Depreciation and amortization of premises and equipment	2,378	2,371
Net amortization (accretion) on portfolio loans	1,629	1,803
Net amortization (accretion) of premium (discount) on investment securities	2,535	4,231
Net amortization (accretion) of premium (discount) on time deposits	(20)	(80)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	265	252
Impairment of OREO and other repossessed assets	—	113
Impairment of fixed assets held for sale	48	—
Impairment of mortgage servicing rights	1	1
Unrealized (gains) losses recognized on equity securities, net	(427)	620
(Gain) loss on sales of debt securities, net	6,802	(4)
(Gain) loss on sales of mortgage servicing rights	(7,465)	—
(Gain) loss on sales of loans, net	(269)	(159)
(Gain) loss on sales of OREO and other repossessed assets	(540)	—
(Gain) loss on sales of premises and equipment	(10)	(266)
(Gain) loss on life insurance proceeds	(394)	(707)
(Increase) decrease in cash surrender value of bank owned life insurance	(1,025)	(945)
Provision for deferred income taxes	—	(1,617)
Stock-based compensation	2,403	1,669
Proceeds from the sale of mortgage servicing rights	9,796	—
Mortgage loans originated for sale	(19,296)	(9,524)
Proceeds from sales of mortgage loans	15,241	8,219
(Increase) decrease in other assets	1,613	(2,119)
Increase (decrease) in other liabilities	(10,055)	(2,000)
Net cash provided by (used in) operating activities	37,350	45,296

Cash flows provided by (used in) investing activities
Purchases of equity securities	(177)	(14)
Purchases of debt securities available for sale	(780)	(2,449)
Proceeds from sales of equity securities	626	14
Proceeds from sales of debt securities available for sale	101,360	—
Proceeds from paydowns and maturities of debt securities held to maturity	11,154	11,708
Proceeds from paydowns and maturities of debt securities available for sale	79,104	107,492
Purchases of FHLB and other bank stock	—	(17,891)
Proceeds from the redemption of FHLB and other bank stock	—	6,086
Net (increase) decrease in loans	56,113	(60,807)
Cash paid for premiums on bank-owned life insurance	(70)	(76)
Proceeds from life insurance	2,359	2,026
Purchases of premises and equipment	(1,365)	(2,380)
Proceeds from disposition of premises and equipment	37	284
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	600	42
Net cash provided by (used in) investing activities	248,961	44,035
(continued)

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(330,945)	$(270,031)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(40,221)	(18,829)
Net increase (decrease) in short-term borrowings	—	265,000
Repayment of other borrowings	(30,000)	(3,173)
Cash dividends paid	(13,259)	(13,268)
Purchase of treasury stock	—	(534)
Cash paid for withholding taxes on stock-based payments	(396)	(100)
Proceeds from stock warrants exercised	—	9
Net cash provided by (used in) financing activities	(414,821)	(40,926)

Net increase (decrease) in cash and cash equivalents	$(128,510)	$48,405
Cash and cash equivalents, beginning of period	719,581	227,164
Cash and cash equivalents, ending of period	$591,071	$275,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$51,676	$19,961

Non-cash investing and financing activities:
OREO acquired in settlement of loans	—	64
See accompanying Notes to Consolidated Financial Statements (Unaudited).

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is a $11.9 billion financial holding company headquartered in Champaign, Illinois. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
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
For additional information about First Busey's operating segments, see “Note 15. Operating Segments and Related Information.”
Basis of Financial Statement Presentation
These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in Busey's 2023 Annual Report. These interim unaudited consolidated financial statements serve to update our 2023 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impact of Recently Adopted Accounting Standards
In March 2023, the FASB issued ASU 2023‑02 “Investments—Equity Method and Joint Ventures (Topic 323),” permitting an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. Busey adopted this standard on a modified retrospective basis on January 1, 2024. Upon adoption, Busey recorded an after-tax decrease to retained earnings of $1.4 million for the cumulative effect of adopting ASU 2023‑02. This transition adjustment included a $2.4 million decrease in other assets, a $0.5 million decrease in other liabilities, and a $0.5 million increase in deferred tax assets.
In March 2023, the FASB issued ASU 2023‑01 “Leases (Topic 842): Common Control Arrangements,” which requires amortization over the useful life of leasehold improvements (not the lease term) when the lease is between entities under common control, and any value of such leasehold improvements remaining at the end of the lease term is to be accounted for as a transfer between entities under common control. Busey adopted this standard on a prospective basis on January 1, 2024. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
In June 2022, the FASB issued ASU 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual restrictions on the sale of equity securities are not considered in measuring the fair value of those equity securities, and further that contractual sale restrictions cannot be recognized and measured as a separate unit of account. Busey adopted this standard on a prospective basis on January 1, 2024. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
Recently Issued Accounting Standards Not Yet Adopted
In March 2024, the FASB issued ASU 2024-01 “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” to clarify that certain “profits interests” are within the scope of Topic 718 by amending the language and providing illustrative examples on how the scope guidance in paragraph 718-10-15-3 should be applied. This update is intended to improve clarity of the accounting standards codification, not to change the guidance. This update may be applied on a retrospective or prospective basis and will be effective for Busey for annual and interim periods beginning January 1, 2025. Early adoption is permitted. Busey is currently evaluating the potential effects of adoption of this ASU on its financial position and results of operations.
In December 2023, the FASB issued ASU 2023‑09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for Busey for annual reporting periods beginning with the fiscal year ending December 31, 2025. Busey does not expect adoption of this standard to have a material impact on its financial position or results of operations.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In November 2023, the FASB issued ASU 2023‑07 “Segment Reporting Topic 820): Improvements to Reportable Segment Disclosures” requiring enhanced disclosures related to significant segment expenses. This standard is to be applied on a retrospective basis and is effective for Busey for annual reporting periods beginning with the fiscal year ending December 31, 2024, and for interim reporting periods within fiscal years starting January 1, 2025. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
In October 2023, the FASB issued ASU 2023‑06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” which aligns certain GAAP disclosure requirements with the SEC’s disclosure requirements, in order to better facilitate comparisons between entities that are subject to the SEC’s existing disclosures with entities that were not previously subject to the SEC’s requirements. Amendments in this update should be applied prospectively, and the effective date for Busey for each amendment in this ASU will be the date on which the SEC removes the related disclosure from Regulation S‑X or Regulation S‑K. Early adoption is prohibited. Busey does not expect adoption of this standard to have a material impact on its financial position or results of operations.
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. Busey issued a Form 8‑K on April 1, 2024, announcing completion of its acquisition of M&M on that date. Merger consideration paid to M&M common stockholders was comprised of an aggregate of 1,429,304 shares of Busey common stock and an aggregate of $12.2 million in cash. For additional information about Busey’s acquisition of M&M, see “Note. 16 Acquisition.” There were no other significant events subsequent to the quarter ended March 31, 2024, through the filing date of these unaudited consolidated financial statements.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$749	$—	$(7)	$742
Obligations of U.S. government corporations and agencies	5,777	1	(35)	5,743
Obligations of states and political subdivisions[1]	168,997	20	(18,091)	150,926
Asset-backed securities[1,2]	462,082	—	(384)	461,698
Commercial mortgage-backed securities	108,006	—	(15,443)	92,563
Residential mortgage-backed securities	1,223,453	2	(201,722)	1,021,733
Corporate debt securities	177,212	85	(12,630)	164,667
Total debt securities available for sale	$2,146,276	$108	$(248,312)	$1,898,072

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$424,946	$—	$(74,590)	$350,356
Residential mortgage-backed securities	437,272	—	(74,597)	362,675
Total debt securities held to maturity	$862,218	$—	$(149,187)	$713,031
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.
2.Gross gains were insignificant, rounding to zero thousand.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$16,031	$—	$(85)	$15,946
Obligations of U.S. government corporations and agencies	5,889	1	(58)	5,832
Obligations of states and political subdivisions[1]	190,819	52	(18,026)	172,845
Asset-backed securities	470,046	—	(1,823)	468,223
Commercial mortgage-backed securities	119,044	—	(15,535)	103,509
Residential mortgage-backed securities[1]	1,306,854	5	(195,547)	1,111,312
Corporate debt securities	225,947	128	(16,171)	209,904
Total debt securities available for sale	$2,334,630	$186	$(247,245)	$2,087,571

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$428,526	$—	$(71,000)	$357,526
Residential mortgage-backed securities	444,102	—	(71,231)	372,871
Total debt securities held to maturity	$872,628	$—	$(142,231)	$730,397
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

	As of March 31, 2024
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$262,012	$222,566
Due after one year through five years	752,610	666,718
Due after five years through ten years	529,926	469,029
Due after ten years	601,728	539,759
Debt securities available for sale	$2,146,276	$1,898,072

Debt securities held to maturity
Due in one year or less	$104,797	$88,589
Due after one year through five years	263,376	216,744
Due after five years through ten years	241,243	198,562
Due after ten years	252,802	209,136
Debt securities held to maturity	$862,218	$713,031

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Realized gains and losses on debt securities
Gross gains on debt securities	$1	$10
Gross (losses) on debt securities[1]	(6,803)	(6)
Realized net gains (losses) on debt securities	$(6,802)	$4
___________________________________________
1.During the first quarter of 2024, Busey sold available-for-sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million, as part of a balance sheet repositioning strategy. The loss on the sale of securities was offset by a pre-tax gain of $7.5 million realized on the sale of mortgage servicing rights on approximately $923.5 million of one- to four-family mortgage loans.
Debt securities with carrying amounts of $787.5 million on March 31, 2024, and $837.4 million on December 31, 2023, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$742	$(7)	$742	$(7)
Obligations of U.S. government corporations and agencies	—	—	5,629	(35)	5,629	(35)
Obligations of states and political subdivisions	8,524	(68)	134,945	(18,023)	143,469	(18,091)
Asset-backed securities	—	—	253,231	(384)	253,231	(384)
Commercial mortgage-backed securities	—	—	92,563	(15,443)	92,563	(15,443)
Residential mortgage-backed securities	165	(1)	1,021,383	(201,721)	1,021,548	(201,722)
Corporate debt securities	4,313	(102)	152,739	(12,528)	157,052	(12,630)
Debt securities available for sale with gross unrealized losses	$13,002	$(171)	$1,661,232	$(248,141)	$1,674,234	$(248,312)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$350,356	$(74,590)	$350,356	$(74,590)
Residential mortgage-backed securities	362,675	(74,597)	362,675	(74,597)
Debt securities held to maturity with gross unrecognized losses	$713,031	$(149,187)	$713,031	$(149,187)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$15,946	$(85)	$15,946	$(85)
Obligations of U.S. government corporations and agencies	—	—	5,709	(58)	5,709	(58)
Obligations of states and political subdivisions	11,442	(54)	146,797	(17,972)	158,239	(18,026)
Asset-backed securities	—	—	468,223	(1,823)	468,223	(1,823)
Commercial mortgage-backed securities	—	—	103,509	(15,535)	103,509	(15,535)
Residential mortgage-backed securities	141	(1)	1,110,906	(195,546)	1,111,047	(195,547)
Corporate debt securities	1,450	(10)	198,694	(16,161)	200,144	(16,171)
Debt securities available for sale with gross unrealized losses	$13,033	$(65)	$2,049,784	$(247,180)	$2,062,817	$(247,245)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$357,526	$(71,000)	$357,526	$(71,000)
Residential mortgage-backed securities	372,871	(71,231)	372,871	(71,231)
Debt securities held to maturity with gross unrecognized losses	$730,397	$(142,231)	$730,397	$(142,231)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of March 31, 2024
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,674,234	$713,031	$2,387,265
Gross unrealized or unrecognized losses on debt securities	248,312	149,187	397,499
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	14.8%	20.9%	16.7%

Count of debt securities	708	55	763
Count of debt securities in an unrealized or unrecognized loss position	654	55	709

	As of December 31, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,062,817	$730,397	$2,793,214
Gross unrealized or unrecognized losses on debt securities	247,245	142,231	389,476
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.0%	19.5%	13.9%

Count of debt securities	835	55	890
Count of debt securities in an unrealized or unrecognized loss position	779	55	834
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of March 31, 2024, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Lending is further classified into five primary areas of loans: C&I and other commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. Distributions of the loan portfolio by loan category and class is presented in the following table (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Commercial loans
C&I and other commercial	$1,828,711	$1,835,994
Commercial real estate	3,331,670	3,337,337
Real estate construction	445,860	461,717
Total commercial loans	5,606,241	5,635,048
Retail loans
Retail real estate	1,708,663	1,720,455
Retail other	273,173	295,531
Total retail loans	1,981,836	2,015,986

Total portfolio loans	7,588,077	7,651,034
ACL	(91,562)	(91,740)
Portfolio loans, net	$7,496,515	$7,559,294
Net deferred loan origination costs included in the balances above were $13.4 million as of March 31, 2024, compared to $13.5 million as of December 31, 2023. Net accretable purchase accounting adjustments included in the balances above reduced loans by $4.3 million as of March 31, 2024, and $4.5 million as of December 31, 2023.
Busey did not purchase any retail real estate loans during the three months ended March 31, 2024 or 2023.
Pledged Loans
The principal balance of loans Busey has pledged as collateral to the FHLB and Federal Reserve Bank for liquidity as set forth in the table below (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Pledged loans
FHLB	$4,821,485	$4,865,481
Federal Reserve Bank	724,971	722,914
Total pledged loans	$5,546,456	$5,588,395

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
•Special mention – This category is for “Other Assets Specially Mentioned” loans that have potential weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect Busey’s credit position at some future date.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a summary of risk grades segregated by category and class of portfolio loans (dollars in thousands):

	As of March 31, 2024
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,491,166	$243,635	$37,711	$42,853	$13,346	$1,828,711
Commercial real estate	2,797,374	447,313	49,932	36,987	64	3,331,670
Real estate construction	410,089	22,483	7,743	5,301	244	445,860
Total commercial loans	4,698,629	713,431	95,386	85,141	13,654	5,606,241
Retail loans
Retail real estate	1,692,013	9,371	922	2,689	3,668	1,708,663
Retail other	273,030	—	—	—	143	273,173
Total retail loans	1,965,043	9,371	922	2,689	3,811	1,981,836
Total portfolio loans	$6,663,672	$722,802	$96,308	$87,830	$17,465	$7,588,077

	As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,462,755	$296,416	$46,488	$27,733	$2,602	$1,835,994
Commercial real estate	2,827,030	431,427	48,545	29,492	843	3,337,337
Real estate construction	448,011	8,135	—	5,327	244	461,717
Total commercial loans	4,737,796	735,978	95,033	62,552	3,689	5,635,048
Retail loans
Retail real estate	1,702,897	11,144	1,024	1,795	3,595	1,720,455
Retail other	295,374	—	—	—	157	295,531
Total retail loans	1,998,271	11,144	1,024	1,795	3,752	2,015,986
Total portfolio loans	$6,736,067	$747,122	$96,057	$64,347	$7,441	$7,651,034

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans and gross charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):

	As of and For The Three Months Ended March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior
C&I and other commercial
Pass	$92,898	$261,771	$214,944	$156,831	$66,161	$154,099	$544,462	$1,491,166
Watch	4,869	58,913	49,671	14,389	23,226	27,759	64,808	243,635
Special Mention	665	239	7,964	2,654	677	3,264	22,248	37,711
Substandard	8,371	5,700	1,386	819	525	2,348	23,704	42,853
Substandard non-accrual	—	75	—	117	66	1,388	11,700	13,346
Total commercial	106,803	326,698	273,965	174,810	90,655	188,858	666,922	1,828,711
Gross charge-offs	—	5,130	—	—	—	88	—	5,218

Commercial real estate
Pass	77,146	362,541	845,621	676,837	384,545	433,216	17,468	2,797,374
Watch	58,049	131,059	35,873	111,998	32,964	73,846	3,524	447,313
Special Mention	1,405	8,646	13,126	12,578	5,015	9,162	—	49,932
Substandard	1,362	5,626	2,677	18,821	3,337	5,114	50	36,987
Substandard non-accrual	—	44	—	—	20	—	—	64
Total commercial real estate	137,962	507,916	897,297	820,234	425,881	521,338	21,042	3,331,670
Gross charge-offs	—	—	—	—	—	96	—	96

Real estate construction
Pass	58,333	177,437	72,325	75,282	2,458	3,332	20,922	410,089
Watch	—	3,678	18,030	455	320	—	—	22,483
Special Mention	—	7,743	—	—	—	—	—	7,743
Substandard	—	5,301	—	—	—	—	—	5,301
Substandard non-accrual	—	—	—	—	—	244	—	244
Total real estate construction	58,333	194,159	90,355	75,737	2,778	3,576	20,922	445,860
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	19,533	240,662	376,623	378,955	153,995	313,080	209,165	1,692,013
Watch	805	832	2,873	2,242	937	401	1,281	9,371
Special Mention	—	191	354	—	—	377	—	922
Substandard	—	136	1,049	519	45	935	5	2,689
Substandard non-accrual	—	—	527	65	253	1,982	841	3,668
Total retail real estate	20,338	241,821	381,426	381,781	155,230	316,775	211,292	1,708,663
Gross charge-offs	—	—	—	—	—	52	—	52

Retail other
Pass	1,458	78,006	83,891	20,205	5,438	3,546	80,486	273,030
Substandard non-accrual	—	—	93	49	—	1	—	143
Total retail other	1,458	78,006	83,984	20,254	5,438	3,547	80,486	273,173
Gross charge-offs	—	3	—	23	—	68	—	94

Total portfolio loans	$324,894	$1,348,600	$1,727,027	$1,472,816	$679,982	$1,034,094	$1,000,664	$7,588,077
Total gross charge-offs	$—	$5,133	$—	$23	$—	$304	$—	$5,460

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
C&I and other commercial
Pass	$306,578	$220,847	$159,130	$71,025	$35,927	$143,078	$526,170	$1,462,755
Watch	78,603	65,703	21,421	23,919	7,035	21,293	78,442	296,416
Special Mention	792	8,224	2,917	1,076	686	3,274	29,519	46,488
Substandard	8,715	765	942	426	3,734	1,859	11,292	27,733
Substandard non-accrual	166	—	117	84	128	407	1,700	2,602
Total commercial	394,854	295,539	184,527	96,530	47,510	169,911	647,123	1,835,994
Gross charge-offs	284	—	420	—	316	1,409	—	2,429

Commercial real estate
Pass	395,644	824,506	720,052	399,195	271,078	199,662	16,893	2,827,030
Watch	166,795	47,070	92,848	34,010	68,196	19,396	3,112	431,427
Special Mention	14,313	10,507	12,446	4,968	3,297	3,014	—	48,545
Substandard	1,796	188	18,862	2,938	1,802	3,856	50	29,492
Substandard non-accrual	47	79	85	23	—	609	—	843
Total commercial real estate	578,595	882,350	844,293	441,134	344,373	226,537	20,055	3,337,337
Gross charge-offs	—	—	—	—	—	953	—	953

Real estate construction
Pass	204,952	128,462	85,086	2,616	1,323	2,934	22,638	448,011
Watch	2,859	4,406	507	322	41	—	—	8,135
Substandard	5,327	—	—	—	—	—	—	5,327
Substandard non-accrual	—	—	—	—	—	244	—	244
Total real estate construction	213,138	132,868	85,593	2,938	1,364	3,178	22,638	461,717
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	243,400	376,922	411,723	156,762	70,099	256,571	187,420	1,702,897
Watch	1,096	4,137	2,442	954	536	234	1,745	11,144
Special Mention	286	358	—	—	—	380	—	1,024
Substandard	69	72	292	49	80	997	236	1,795
Substandard non-accrual	—	528	121	267	100	1,960	619	3,595
Total retail real estate	244,851	382,017	414,578	158,032	70,815	260,142	190,020	1,720,455
Gross charge-offs	—	5	—	29	72	301	—	407

Retail other
Pass	88,885	92,931	23,019	6,701	4,597	854	78,387	295,374
Substandard non-accrual	—	93	62	—	—	2	—	157
Total retail other	88,885	93,024	23,081	6,701	4,597	856	78,387	295,531
Gross charge-offs	5	71	172	5	3	373	—	629

Total portfolio loans	$1,520,323	$1,785,798	$1,552,072	$705,335	$468,659	$660,624	$958,223	$7,651,034
Total gross charge-offs	$289	$76	$592	$34	$391	$3,036	$—	$4,418

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on a non-accrual status, is as follows (dollars in thousands):

	As of March 31, 2024
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
C&I and other commercial	$43	$—	$—	$13,346
Commercial real estate	3,174	338	—	64
Real estate construction	—	—	—	244
Past due and non-accrual commercial loans	3,217	338	—	13,654
Retail loans:
Retail real estate	2,869	385	77	3,668
Retail other	530	102	11	143
Past due and non-accrual retail loans	3,399	487	88	3,811
Total past due and non-accrual loans	$6,616	$825	$88	$17,465

	As of December 31, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Past due and non-accrual loans
Commercial loans:
C&I and other commercial	$—	$214	$—	$2,602
Commercial real estate	752	—	—	843
Real estate construction	24	—	—	244
Past due and non-accrual commercial loans	776	214	—	3,689
Retail loans:
Retail real estate	2,781	927	366	3,595
Retail other	886	195	9	157
Past due and non-accrual retail loans	3,667	1,122	375	3,752
Total past due and non-accrual loans	$4,443	$1,336	$375	$7,441
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.3 million for the three months ended March 31, 2024, and was $0.4 million for the three months ended March 31, 2023. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the three months ended March 31, 2024 and 2023.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

	Three Months Ended March 31, 2024
	Payment Deferral[1]	% of Total Class of Financing Receivable	Term Extension[2]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$10,000	0.5%	$17,155	0.9%
Commercial real estate	—	—%	1,705	0.1%
Total of loans modified during the period	$10,000	0.1%	$18,860	0.2%
___________________________________________
1.One loan was modified and classified as non-accrual during the three months ended March 31, 2024.
2.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period. All modifications were for loans classified as substandard.

	Three Months Ended March 31, 2023
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$489	—%	$25,155	1.3%
Commercial real estate	—	—%	12,698	0.4%
Total of loans modified during the period[4]	$489	—%	$37,853	0.5%
___________________________________________
1.Loans with payment deferrals were modified to defer all principal payments until the end of the loan terms, which were shortened. Regular interest payments continue to be required during the deferral period.
2.Loans with payment deferrals represent an insignificant portion of commercial loans and total loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in most cases, interest rate increases during the extension period.
4.All modifications were for loans classified as substandard.

Three Months Ended March 31,
	2024	2023
	Weighted Average Term Extension	Weighted Average Term Extension
Effects of Loan Modifications
C&I and other commercial	19.1 months	9.1 months
Commercial real estate	2.0 months	5.8 months
Total effect	17.6 months	8.0 months
No loans to borrowers experiencing financial difficulty had a payment default during the three months ended March 31, 2024 or 2023, after having been modified during the 12 months before that default. A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months (dollars in thousands):

	As of March 31, 2024
	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$21,641	$—	$—	$10,000
Commercial real estate	3,009	—	—	—
Real estate construction	5,301	—	—	—
Amortized cost of modified loans	$29,951	$—	$—	$10,000
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $14.2 million and $6.1 million of collateral dependent loans secured by real estate or business assets as of March 31, 2024, and December 31, 2023, respectively.
Foreclosures
As of March 31, 2024, Busey had $0.9 million of residential real estate loans in the process of foreclosure. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.

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

	As of March 31, 2024
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
C&I and other commercial	$20,372	$2,197	$10,920	$13,117	$7,498	$6,553
Commercial real estate	—	—	—	—	—	2,618
Commercial loans evaluated individually	20,372	2,197	10,920	13,117	7,498	9,171
Retail loans:
Retail real estate	213	61	25	86	25	289
Retail loans evaluated individually	213	61	25	86	25	289
Total loans evaluated individually	$20,585	$2,258	$10,945	$13,203	$7,523	$9,460

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
C&I and other commercial	$7,283	$585	$1,785	$2,370	$785	$5,244
Commercial real estate	2,600	610	85	695	85	3,865
Real estate construction	—	—	—	—	—	49
Commercial loans evaluated individually	9,883	1,195	1,870	3,065	870	9,158
Retail loans:
Retail real estate	213	61	25	86	25	790
Retail loans evaluated individually	213	61	25	86	25	790
Total loans evaluated individually	$10,096	$1,256	$1,895	$3,151	$895	$9,948
Allowance for Credit Losses
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL attributable to each loan class. Allocation of a portion of the ACL to one loan class does not preclude its availability to absorb losses in other loan classes (dollars in thousands):

	Three Months Ended March 31, 2024
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
Provision for credit losses	10,125	(1,864)	(491)	(2,093)	(639)	5,038
Charged-off	(5,218)	(96)	—	(52)	(94)	(5,460)
Recoveries	44	—	41	128	31	244
ACL balance, March 31, 2024	$26,207	$33,505	$4,713	$24,281	$2,856	$91,562

	Three Months Ended March 31, 2023
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for credit losses	695	(3,359)	(1,329)	5,948	(1,002)	953
Charged-off	(400)	(539)	—	(5)	(237)	(1,181)
Recoveries	121	20	31	119	56	347
ACL balance, March 31, 2023	$24,276	$34,421	$5,159	$24,255	$3,616	$91,727

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the ACL and amortized cost of portfolio loans by loan category and class (dollars in thousands):

	As of March 31, 2024
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
C&I and other commercial	$1,815,594	$13,117	$1,828,711	$18,709	$7,498	$26,207
Commercial real estate	3,331,670	—	3,331,670	33,505	—	33,505
Real estate construction	445,860	—	445,860	4,713	—	4,713
Commercial loans and related ACL	5,593,124	13,117	5,606,241	56,927	7,498	64,425
Retail loans:
Retail real estate	1,708,577	86	1,708,663	24,256	25	24,281
Retail other	273,173	—	273,173	2,856	—	2,856
Retail loans and related ACL	1,981,750	86	1,981,836	27,112	25	27,137
Portfolio loans and related ACL	$7,574,874	$13,203	$7,588,077	$84,039	$7,523	$91,562

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
C&I and other commercial	$1,833,624	$2,370	$1,835,994	$20,471	$785	$21,256
Commercial real estate	3,336,642	695	3,337,337	35,380	85	35,465
Real estate construction	461,717	—	461,717	5,163	—	5,163
Commercial loans and related ACL	5,631,983	3,065	5,635,048	61,014	870	61,884
Retail loans:
Retail real estate	1,720,369	86	1,720,455	26,273	25	26,298
Retail other	295,531	—	295,531	3,558	—	3,558
Retail loans and related ACL	2,015,900	86	2,015,986	29,831	25	29,856
Portfolio loans and related ACL	$7,647,883	$3,151	$7,651,034	$90,845	$895	$91,740
NOTE 4. LEASES
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related information and balances Busey reported in its Consolidated Balance Sheets (Unaudited) for the periods presented (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Lease balances
Right of use assets	$10,590	$11,027
Lease liabilities	10,896	11,308

Supplemental information
Year through which lease terms extend	2037	2037
Weighted average remaining lease term	8.26 years	8.39 years
Weighted average discount rate	3.61%	3.59%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents lease costs and cash flows related to leases for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Lease costs
Operating lease costs	$535	$628
Variable lease costs	14	5
Short-term lease costs	13	6
Total lease cost[1]	$562	$639

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$507	$570
Operating lease cash flows – Liability reduction	411	479
Right of use assets obtained during the period in exchange for operating lease liabilities	—	4
___________________________________________
1.Lease costs are included in net occupancy and equipment expense in the Consolidated Statements of Income (Unaudited).
Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, are as follows (dollars in thousands):

As of March 31, 2024
Rent commitments
Remainder of 2024	$1,515
2025	1,768
2026	1,443
2027	1,277
2028	1,255
2029	1,278
Thereafter	4,200
Total undiscounted cash flows	12,736
Less: Amounts representing interest	1,840
Present value of net future minimum lease payments	$10,896
Busey as the Lessor
Busey occasionally leases parking lots and office space to outside parties. Revenues recorded in connection with these leases, reported in Other income on our Consolidated Statements of Income (Unaudited), are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Rental income	$202	$191

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. DEPOSITS
The composition of Busey’s deposits is as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Deposits
Noninterest-bearing demand deposits	$2,784,338	$2,834,655
Interest-bearing transaction deposits	2,397,937	2,717,139
Saving deposits and money market deposits	3,200,738	2,920,088
Time deposits	1,577,178	1,819,274
Total deposits	$9,960,191	$10,291,156
Additional information about Busey’s deposits follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Brokered savings deposits and money market deposits	$6,001	$6,001
Brokered time deposits	—	285
Aggregate amount of time deposits with a minimum denomination of $100,000	898,433	1,072,189
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	326,794	386,286
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of March 31, 2024
Time deposits by schedule of maturities
Remainder of 2024	$1,371,431
2025	156,304
2026	22,905
2027	13,209
2028	10,150
2029	2,743
Thereafter	436
Time deposits	$1,577,178

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. BORROWINGS
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

	As of
	March 31, 2024	December 31, 2023
Securities sold under agreements to repurchase	$147,175	$187,396
Weighted average rate for securities sold under agreements to repurchase	2.96%	3.26%
Term Loan
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to (1) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (2) a $60.0 million Term Loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the loans now have an annual interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. The agreement has subsequently been amended twice to extend the termination date for the revolving line of credit, which is currently April 30, 2025. During the first quarter of 2024, Busey paid the full $30.0 million balance remaining on the Term Loan, at which time the Term Loan carried interest at a rate of 7.13%.
As of March 31, 2024, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date and, when applicable, the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Short-term borrowings
Term Loan, current portion due within 12 months	$—	$12,000
Total short-term debt	$—	$12,000
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2024, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of March 31, 2024, or December 31, 2023.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Long-term debt
Term Loan	$—	$18,000
Total long-term debt	$—	$18,000
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
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Unamortized debt issuance costs
Subordinated notes issued in 2020	$610	$735
Subordinated notes issued in 2022	1,290	1,383
Total unamortized debt issuance costs	$1,900	$2,118
NOTE 7. REGULATORY CAPITAL
Busey and Busey Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on Busey's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of March 31, 2024, and December 31, 2023, all capital ratios of Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2024, that would change this designation.
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
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to Busey and Busey Bank (dollars in thousands):

	As of March 31, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,166,919	13.45%	$390,433	4.50%	$563,958	6.50%
Busey Bank	$1,365,033	15.79%	$389,113	4.50%	$562,052	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,240,919	14.30%	$520,577	6.00%	$694,103	8.00%
Busey Bank	$1,365,033	15.79%	$518,817	6.00%	$691,756	8.00%

Total capital to risk weighted assets
First Busey	$1,557,137	17.95%	$694,103	8.00%	$867,628	10.00%
Busey Bank	$1,456,250	16.84%	$691,756	8.00%	$864,695	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,240,919	10.46%	$474,678	4.00%	N/A	N/A
Busey Bank	$1,365,033	11.53%	$473,422	4.00%	$591,777	5.00%

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,155,973	13.09%	$397,331	4.50%	$573,923	6.50%
Busey Bank	$1,362,962	15.48%	$396,128	4.50%	$572,185	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,229,973	13.93%	$529,775	6.00%	$706,367	8.00%
Busey Bank	$1,362,962	15.48%	$528,171	6.00%	$704,228	8.00%

Total capital to risk weighted assets
First Busey	$1,540,318	17.44%	$706,367	8.00%	$882,958	10.00%
Busey Bank	$1,448,307	16.45%	$704,228	8.00%	$880,285	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,229,973	10.08%	$488,315	4.00%	N/A	N/A
Busey Bank	$1,362,962	11.19%	$487,103	4.00%	$608,879	5.00%
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. TAX CREDIT AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
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
Busey’s investments in these unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated (dollars in thousands):

		As of
	Location	March 31, 2024	December 31, 2023
Investments in unconsolidated entities
Funded investments	Other assets	$64,516	$68,516
Unfunded investments	Other assets	56,362	58,552
Investments in unconsolidated entities		$120,878	$127,068

Unfunded investment obligations	Other liabilities	$56,362	$58,552
Upon adoption of ASU 2023-02 on January 1, 2024, Busey elected to apply the proportional amortization method in accounting for investments in tax-advantaged projects. Income tax credits and other tax benefits, net of investment amortization, were included as a component of our estimated annual effective tax rate used for the calculation of income taxes presented in the Consolidated Statements of Income (Unaudited). These income tax credits and other benefits, along with the investment amortization, are presented in the table below (dollars in thousands):

Three Months Ended March 31, 2024
Tax effects of investments in tax-advantaged projects
Income tax credits and other tax benefits	$4,101
Amortization of investments in tax-advantaged projects	3,647

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. STOCK-BASED COMPENSATION
Stock Options
Busey has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the three months ended March 31, 2024, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2023	21,266	$23.53	2.88 years
Forfeited	(880)	23.53
Outstanding at March 31, 2024	20,386	23.53	2.63 years

Exercisable at March 31, 2024	20,386	23.53	2.63 years
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
Busey has granted RSU, PSU, and DSU awards under the terms of the 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. There were 1,333,769 shares available for issuance under the 2020 Equity Plan as of March 31, 2024.
A description of RSU, PSU, and DSU awards granted in 2024 under the terms of the 2020 Equity Plan is provided below. Further information related to awards granted in prior years has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each award grant.
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
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted 189,179 RSUs to members of management. The grant date fair value of the award was $4.4 million, which will be recognized as compensation expense over the requisite service period ranging from one year to five years. The terms of these awards included an accelerated vesting provision upon eligible retirement from Busey, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s RSU awards for the three months ended March 31, 2024, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	1,041,444	$22.05
Granted	189,179	23.35
Dividend equivalents earned	10,219	24.46
Vested	(7,681)	23.23
Forfeited	(5,347)	23.38
Nonvested at March 31, 2024	1,227,814	22.25
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
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted a target of 94,604 PSUs with a maximum award of 151,366 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a market-based total stockholder return performance goal. The estimated grant date fair value of the award was $2.2 million, which will be recognized in compensation expense over the performance period ending December 31, 2026. Busey expects to finalize the grant date fair value of these awards in the second quarter of 2024.
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted a target of 94,604 PSUs with a maximum award of 151,366 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining an adjusted return on average tangible common equity performance goal. The grant date fair value of the award was $2.2 million, which will be recognized in compensation expense over the performance period ending December 31, 2026. The actual amount of compensation expense recognized for these awards may vary, subject to achievement of the performance goal.
A summary of changes in Busey’s PSU awards for the three months ended March 31, 2024, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	341,700	$22.67
Granted	189,208	23.35
Dividend equivalents earned[2]	4,264	22.95
Vested[2]	(4,264)	22.95
Forfeited	(1,754)	22.76
Nonvested at March 31, 2024	529,154	$22.91
___________________________________________
1.Shares for PSU awards represent target shares at the grant date.
2.PSUs granted in 2021 vested on December 31, 2023, with performance determination and settlement activity in the first quarter of 2024. Final performance was determined to be at 50% of target.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted 35,847 DSUs to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s DSU awards for the three months ended March 31, 2024, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	43,026	$20.41
Granted	35,847	23.35
Dividend equivalents earned	1,836	24.46
Vested	(44,862)	20.57
Nonvested at March 31, 2024	35,847	23.35

Vested and outstanding at March 31, 2024	189,000	22.82
2021 Employee Stock Purchase Plan
The First Busey Corporation 2021 ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders and details can be found in Appendix A within Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. The purpose of the 2021 ESPP is to provide a means through which our employees may acquire a proprietary interest in Busey by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success.
The 2021 ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the 2021 ESPP began on July 1, 2021. There were 429,074 shares available for issuance under the 2021 ESPP as of March 31, 2024.
Stock-based Compensation Expense
Busey did not record any stock option compensation expense for the three months ended March 31, 2024, or 2023. Busey did not have any unrecognized stock option compensation expense as of March 31, 2024.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey recognized compensation expense related to nonvested RSU, PSU, and DSU awards, as well as the 2021 ESPP, as summarized in the table below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense
RSU awards	$894	$1,020
PSU awards[1]	1,210	360
DSU awards	215	196
2021 ESPP	84	93
Total stock-based compensation expense	$2,403	$1,669
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
Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Unamortized stock-based compensation
RSU awards	$10,259	$6,842
PSU awards[1]	8,743	3,607
DSU awards	812	190
Total unamortized stock-based compensation	$19,814	$10,639

Weighted average period over which expense is to be recognized	2.7 years	2.4 years
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
NOTE 10. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,118,621	$2,132,500
Standby letters of credit	46,967	43,996
Total commitments	$2,165,588	$2,176,496
Franchise Tax Matter
In 2021, Busey received an inquiry from the Illinois Secretary of State (“ISOS”), pursuant to which the ISOS asked for additional information regarding certain of our franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. Busey has been cooperating with the inquiry and has agreed to prepare additional BCA forms requested by the ISOS, with a full reservation of rights by Busey, including seeking judicial relief, if necessary, with respect to any potential dispute regarding Busey’s preparation of the BCA forms and the calculation of the franchise taxes due. Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, as is the case with this matter, no accrual is required. It is reasonably possible that this matter could require us to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2024. If the likelihood of potential liabilities elevates, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Cash pledged to secure obligations under derivative contracts	$34,210	$34,210
Collateral held to secure obligations under derivative contracts	24,860	19,280

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $450.0 million as of March 31, 2024, and $350.0 million as of December 31, 2023, were designated as cash flow hedges. Busey entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the 3-month CME Term SOFR benchmark interest rate on Busey’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In addition, Busey entered into one $300.0 million receive fixed pay floating interest rate swap to reduce Busey’s asset sensitivity (Prime Loan Swap). Duration was added to our loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, in 2024 Busey entered into one $100.0 million one year forward-starting SOFR-based receive-fixed pay-floating interest rate swap, with an effective date of March 5, 2025, to reduce Busey’s asset sensitivity (SOFR Loan Swap). Changes in fair value were recorded net of tax in OCI.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	March 31, 2024	December 31, 2023
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month Fallback Rate (SOFR) receive rates		5.62%	5.61%
Weighted average maturity		0.46 years	0.71 years

Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average fixed receive rates		4.81%	4.81%
Weighted average variable Prime pay rates		8.50%	8.50%
Weighted average maturity		4.85 years	5.10 years

SOFR Loan Swap
Notional amount		$100,000	$—
Weighted average fixed receive rates		3.72%	—
Weighted average maturity		4.93 years	—

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$1,178	$1,293
Gross aggregate fair value of swap liabilities	Other liabilities	30,303	25,411

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(20,272)	$(16,694)
Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2024.

As of March 31, 2024
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized losses expected to be reclassified from OCI to interest income	$(952)
Unrealized gains expected to be reclassified from OCI to interest expense	483
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(469)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest expense recorded on these swap transactions was as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,796)	$(2,192)
(Increase) decrease in interest expense on swap transactions	483	383
Net increase (decrease) in net interest income on swap transactions	$(2,313)	$(1,809)
The following table reflects the net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the Consolidated Statements of Income (Unaudited) during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(5,232)	$3,050
(Gain) loss reclassified from OCI to interest income, net of tax	1,999	1,567
(Gain) loss reclassified from OCI to interest expense, net of tax	(345)	(274)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(3,578)	$4,343
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $678.3 million as of March 31, 2024, and $663.1 million as of December 31, 2023. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of March 31, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$71,472	$868	$606,862	$33,552
Interest rate swaps – pay fixed, receive floating	606,862	33,552	71,472	868
Total derivatives not designated as hedging instruments	$678,334	$34,420	$678,334	$34,420

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$177,883	$2,375	$485,253	$26,289
Interest rate swaps – pay fixed, receive floating	485,253	26,289	177,883	2,375
Total derivatives not designated as hedging instruments	$663,136	$28,664	$663,136	$28,664
Changes in fair value of these derivative assets and liabilities were recorded in noninterest expense in the Consolidated Statements of Income (Unaudited) and are summarized as follows (dollars in thousands):

		Three Months Ended March 31,
	Location	2024	2023
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$5,480	$(7,667)
Pay fixed, receive floating	Noninterest expense	(5,480)	7,667
Net change in fair value of interest rate swaps		$—	$—
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The notional amount of the risk participation agreements reflect Busey's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The risk participation agreements mature between June 2024 and January 2029, and are summarized as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Risk participation agreements purchased
Number of risk participation agreements	4	3
Notional amount	$35,097	$34,251
Fair value	9	15

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$20,001	20,001
Fair value	—	—
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

		As of March 31, 2024		As of December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$9,123	$133	$3,477	$25
Forward sales commitments	Other assets	2,772	9	1,761	11
Mortgage banking derivative assets		$11,895	$142	$5,238	$36

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$268	$3	$1,615	$10
Forward sales commitments	Other liabilities	6,619	51	5,216	47
Mortgage banking derivative liabilities		$6,887	$54	$6,831	$57
Gains (losses) relating to these derivative instruments are summarized as follows for the periods presented (dollars in thousands):

		Three Months Ended March 31,
	Location	2024	2023
Gains (losses)
Interest rate lock commitments	Mortgage revenue	$267	$37
Forward sales commitments	Mortgage revenue	9	(54)
Interest rate lock commitments	Other expense	5	—
Forward sales commitments	Other expense	51	—
NOTE 12. FAIR VALUE MEASUREMENTS
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
Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. Busey obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information to prepare evaluations, with a focus on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.
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
Derivative Assets and Derivative Liabilities
Busey’s derivative assets and derivative liabilities are reported at fair value utilizing Level 2 or Level 3 inputs. Fair values of derivative assets and liabilities are determined based on prices that are obtained from a third-party which uses observable market inputs and, with the exception of our risk participation agreements, are classified as Level 2. Due to the significance of unobservable inputs, derivative assets related to our risk participation agreements are classified as Level 3.
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$742	$—	$742
Obligations of U.S. government corporations and agencies	—	5,743	—	5,743
Obligations of states and political subdivisions	—	150,926	—	150,926
Asset-backed securities	—	461,698	—	461,698
Commercial mortgage-backed securities	—	92,563	—	92,563
Residential mortgage-backed securities	—	1,021,733	—	1,021,733
Corporate debt securities	—	164,667	—	164,667
Equity securities	—	9,790	—	9,790
Derivative assets	—	35,740	9	35,749
Derivative liabilities	—	64,777	—	64,777

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$15,946	$—	$15,946
Obligations of U.S. government corporations and agencies	—	5,832	—	5,832
Obligations of states and political subdivisions	—	172,845	—	172,845
Asset-backed securities	—	468,223	—	468,223
Commercial mortgage-backed securities	—	103,509	—	103,509
Residential mortgage-backed securities	—	1,111,312	—	1,111,312
Corporate debt securities	—	209,904	—	209,904
Equity securities	448	9,364	—	9,812
Derivative assets	—	29,993	15	30,008
Derivative liabilities	—	54,132	—	54,132
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
The following tables summarize assets and liabilities measured at fair value on a non-recurring basis for the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$3,422	$3,422
Bank property held for sale with impairment	—	—	4,238	4,238

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$1,000	$1,000
Bank property held for sale with impairment	—	—	4,286	4,286
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	As of March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$3,422	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-68.7)%
Bank property held for sale with impairment	4,238	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -64.9% (-39.1)%

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$1,000	Appraisal of collateral	Appraisal adjustments	-41.2% to -100.0% (-47.2)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%

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

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$591,071	$591,071	$719,581	$719,581
Level 2 inputs:
Debt securities held to maturity	862,218	713,031	872,628	730,397
Loans held for sale	6,827	6,834	2,379	2,401
Accrued interest receivable	46,530	46,530	45,288	45,288
Level 3 inputs:
Portfolio loans, net	7,496,515	7,293,871	7,559,294	7,276,905
Mortgage servicing rights	989	5,468	3,289	18,079
Other servicing rights	1,573	2,008	1,597	2,062

Financial liabilities
Level 2 inputs:
Time deposits	$1,577,178	$1,559,643	$1,819,274	$1,804,905
Securities sold under agreements to repurchase	147,175	147,175	187,396	187,396
Short-term borrowings	—	—	12,000	12,034
Long-term debt	—	—	18,000	18,020
Junior subordinated debt owed to unconsolidated trusts	72,040	58,776	71,993	57,153
Accrued interest payable	26,707	26,707	28,418	28,418
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	223,100	204,750	222,882	200,000

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13. EARNINGS PER COMMON SHARE
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
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$26,225	$36,786

Weighted average number of common shares outstanding, basic	55,416,589	55,397,989
Dilutive effect of common stock equivalents:
Warrants	—	1,296
RSU awards	653,437	651,777
PSU awards	293,389	90,645
DSU awards	33,481	24,345
2021 ESPP	9,604	13,554
Weighted average number of common shares outstanding, diluted	56,406,500	56,179,606

Basic earnings per common share	$0.47	$0.66
Diluted earnings per common share	$0.46	$0.65
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended March 31,
	2024	2023
Anti-dilutive common stock equivalents
Options	20,386	22,806
PSU awards	108,671	265,459
Total anti-dilutive common stock equivalents	129,057	288,265

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(282,688)	$80,579	$(202,109)	$(352,878)	$100,585	$(252,293)
Unrealized holding gains (losses) on debt securities available for sale, net	(7,947)	2,266	(5,681)	30,693	(8,749)	21,944
Amounts reclassified from AOCI, net	6,802	(1,939)	4,863	(4)	1	(3)
Amortization of unrecognized losses on securities transferred to held to maturity	1,411	(402)	1,009	1,693	(483)	1,210
Balance at end of period	(282,422)	80,504	(201,918)	(320,496)	91,354	(229,142)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(23,348)	6,654	(16,694)	(29,350)	8,365	(20,985)
Unrealized holding gains (losses) on cash flow hedges, net	(7,318)	2,086	(5,232)	4,264	(1,214)	3,050
Amounts reclassified from AOCI, net	2,313	(659)	1,654	1,809	(516)	1,293
Balance at end of period	(28,353)	8,081	(20,272)	(23,277)	6,635	(16,642)

Total AOCI	$(310,775)	$88,585	$(222,190)	$(343,773)	$97,989	$(245,784)

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. OPERATING SEGMENTS AND RELATED INFORMATION
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
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage Busey’s financial performance. The accounting policies of the three operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” of Busey’s 2023 Annual Report. Busey accounts for intersegment revenue and transfers at current market value.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for Busey’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, Inc. until its dissolution on December 18, 2023, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Operating segment
Banking	$294,773	$294,773	$11,722,919	$12,125,298
Wealth Management	14,108	14,108	107,251	103,147
FirsTech	8,992	8,992	50,643	51,600
Other	—	—	6,645	3,370
Consolidated total	$317,873	$317,873	$11,887,458	$12,283,415

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net interest income
Banking	$79,533	$89,890
FirsTech	13	13
Other	(3,779)	(4,046)
Total net interest income	$75,767	$85,857

Noninterest income
Banking	$13,472	$12,421
Wealth Management	15,712	14,926
FirsTech	5,971	5,674
Other	(155)	(1,173)
Total noninterest income	$35,000	$31,848

Noninterest expense
Banking	$52,387	$54,651
Wealth Management	9,136	8,534
FirsTech	5,866	5,739
Other	3,380	1,479
Total noninterest expense	$70,769	$70,403

Income before income taxes
Banking	$35,580	$46,707
Wealth Management	6,576	6,392
FirsTech	118	(52)
Other	(7,314)	(6,698)
Total income before income taxes	$34,960	$46,349

Net income
Banking	$26,492	$36,835
Wealth Management	4,998	4,858
FirsTech	86	(38)
Other	(5,351)	(4,869)
Total net income	$26,225	$36,786
NOTE 16. ACQUISITION
Merchants and Manufacturers Bank Corporation
Effective April 1, 2024, Busey completed its previously announced acquisition of M&M, pursuant to which Busey acquired M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership adds M&M’s Life Equity Loan® products to Busey’s existing suite of services and expands Busey’s presence in the suburban Chicago market.

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey will operate M&M Bank as a separate banking subsidiary of Busey until it is merged with Busey Bank, which is expected to occur in June 2024. At the time of the bank merger, M&M Bank’s banking centers will become banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which is expected to be closed in connection with the bank merger.
At the effective time of the Merger, each share of M&M common stock converted to the right to receive, at the election of each stockholder and subject to proration and adjustment as provided in the Merger Agreement, either (1) $117.74 in cash (“Cash Election”), (2) 5.7294 shares of Busey common stock (“Share Election”), or (3) mixed consideration of $34.55 in cash and 4.0481 shares of Busey common stock (“Mixed Election”).
Most of the M&M common stockholders who submitted an election form by the election deadline made the Share Election to receive their Merger consideration solely in the form of shares of Busey common stock. As a result of the elections of M&M common stockholders, and in accordance with the proration and adjustment provisions of the Merger Agreement, the Merger consideration paid to M&M common stockholders was comprised of an aggregate of approximately 1,429,304 shares of Busey common stock and an aggregate of approximately $12.2 million in cash, allocated as follows for each share of M&M stock: (1) $117.74 in cash for the Cash Election, (2) $5.3966 in cash and 5.4668 shares of Busey common stock for the Share Election, and (3) $34.55 in cash and 4.0481 shares of Busey common stock for the Mixed Election. Pursuant to the terms of the Merger Agreement, M&M common stockholders that did not make an election or submit a properly completed election form by the election deadline of March 29, 2024, received cash consideration of $117.74 for each share of M&M common stock held. No fractional shares of Busey common stock were issued in the Merger. Fractional shares were paid in cash at the rate of $23.32 per share.
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on April 1, 2024, the date of acquisition. Fair values will be subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available. During the three months ended March 31, 2024, Busey incurred $0.3 million in pre-tax acquisition expenses, comprised primarily of legal expenses, related to the acquisition of M&M.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contents of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three months ended March 31, 2024, and should be read in conjunction with our Consolidated Financial Statements (unaudited) and the related Notes to the Consolidated Financial Statements (unaudited) included in this Quarterly Report, as well as our 2023 Annual Report.
BUSINESS
First Busey Corporation is a $11.9 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Our three operating segments provide a full range of banking, wealth management, and payment technology solutions through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
Banking Center Markets
Busey Bank serves the Illinois banking market with 46 banking centers, including 21 located within central Illinois, 13 located within the suburban Chicago market, and 12 located within the St. Louis Metropolitan Statistical Area. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
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
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of our core deposit franchise is a critical value driver of our institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of March 31, 2024, our loan to deposit ratio was 76.2% and core deposits represented 96.7% of total deposits. Furthermore, we have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers.
Our credit performance reflects our highly diversified, conservatively underwritten loan portfolio, which has been originated predominantly to established customers with tenured relationships with Busey. Our approach to lending and our underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, we limit concentration exposures in any particular loan segment. As a result, asset quality remains strong by both Busey’s historical and current industry trends.
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

Busey’s conservative banking strategy is reflected in the strength of our capital base. We strive to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At March 31, 2024, our leverage ratio of Tier 1 capital to average assets was 10.5%, our common equity Tier 1 capital to risk weighted assets ratio was 13.4%, and our total capital to risk weighted assets ratio was 17.9%.
Acquisition
Effective April 1, 2024, Busey completed its previously announced acquisition of M&M, pursuant to which Busey acquired M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership adds M&M’s Life Equity Loan® products to Busey’s existing suite of services and expands Busey’s presence in the suburban Chicago market.
Busey will operate M&M Bank as a separate banking subsidiary of Busey until it is merged with Busey Bank, which is expected to occur in June 2024. At the time of the bank merger, M&M Bank’s banking centers will become banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which is expected to be closed in connection with the bank merger.
For additional information, see “Note 16. Acquisition.”
Busey executed a two-part balance sheet repositioning strategy
During the first quarter of 2024, Busey sold the mortgage servicing rights on approximately $923.5 million of one- to four-family mortgage loans for an estimated pre-tax gain of $7.5 million, which enabled us to sell available-for-sale investment securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million with no resulting impact to tangible capital.
At the time of the sale, the securities sold yielded a weighted average rate of 1.98% and had a weighted-average life of 2.3 years. Proceeds from the repositioning were deposited into an interest-bearing account at the Federal Reserve yielding 5.40%. Busey anticipates reinvesting the proceeds into higher yielding organic growth opportunities over time.
The increased net interest spread as a result of the two-part repositioning is expected to increase net interest income by approximately $3.3 million on an annualized basis and improve the net interest margin run rate by 3 basis points. In addition, execution of these transactions further bolsters Busey’s liquidity position and balance sheet flexibility, while also strengthening its capital position.
In combination, the gain generated from the sale of mortgage servicing rights and the loss generated from the sale of securities had an immediate positive impact on consolidated stockholders’ equity and book value per share. Risk-based regulatory capital ratios increased modestly as a result of the repositioning proceeds rotating into lower risk-weighted assets. Busey expects the above transactions to be accretive to capital and earnings per share in future periods.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2024
Net Income
Results of our operations are presented below, segregated by operating segment (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income by operating segment
Banking	$26,492	$36,835
Wealth Management	4,998	4,858
FirsTech	86	(38)
Other	(5,351)	(4,869)
Net income	$26,225	$36,786
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance (dollars in thousands, except per share amounts):

		Three Months Ended March 31,
		2024	2023
Reported:	Net income	$26,225	$36,786
Adjusted:	Net income[1]	$26,531	$36,786

Reported:	Diluted earnings per common share	$0.46	$0.65
Adjusted:	Diluted earnings per common share[1]	$0.47	$0.65

Reported:	Return on average assets[2]	0.88%	1.22%
Adjusted:	Return on average assets[1,2]	0.89%	1.22%

Reported:	Return on average tangible common equity[1,2]	11.43%	18.48%
Adjusted:	Return on average tangible common equity[1,2]	11.56%	18.48%

Reported:	Pre-provision net revenue[1]	$46,373	$47,918
Adjusted:	Pre-provision net revenue[1]	$38,638	$49,504

Reported:	Pre-provision net revenue to average assets[1,2]	1.55%	1.58%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.29%	1.64%
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

Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Non-operating costs
Acquisition related expenses[1]	$285	$—
Restructuring charges[2]	123	—
Total non-operating costs	$408	$—
___________________________________________
1.Acquisition expenses related to the acquisition of M&M, which was completed on April 1, 2024.
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

Consolidated Average Balance Sheets and Interest Rates (Unaudited)
The following tables show our unaudited consolidated average balance sheets (dollars in thousands), detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods shown. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$488,610	$6,471	5.33%	$108,051	$988	3.71%
Investment securities:
U.S. Government obligations	12,405	62	2.01%	125,218	195	0.63%
Obligations of states and political subdivisions[1]	165,446	1,147	2.79%	254,403	1,765	2.81%
Other securities	2,729,293	18,819	2.77%	2,980,364	18,579	2.53%
Loans held for sale	4,833	72	5.98%	1,650	23	5.65%
Portfolio loans[1,2]	7,599,316	99,611	5.27%	7,710,876	90,113	4.74%
Total interest-earning assets[1,3]	10,999,903	$126,182	4.61%	11,180,562	$111,663	4.05%

Cash and due from banks	105,583			115,145
Premises and equipment	122,291			127,094
ACL	(92,137)			(92,693)
Other assets	888,568			933,610
Total assets	$12,024,208			$12,263,718

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,524,757	$10,811	1.72%	$2,767,507	$6,938	1.02%
Savings and money market deposits	3,076,203	16,388	2.14%	2,911,194	3,952	0.55%
Time deposits	1,729,145	16,769	3.90%	958,704	3,850	1.63%
Federal funds purchased and repurchase agreements	178,659	1,372	3.09%	230,351	1,222	2.15%
Borrowings[4]	250,882	3,637	5.83%	675,349	8,373	5.03%
Junior subordinated debt issued to unconsolidated trusts	72,009	989	5.52%	71,825	913	5.16%
Total interest-bearing liabilities	7,831,655	$49,966	2.57%	7,614,930	$25,248	1.34%

Net interest spread[1]			2.04%			2.71%

Noninterest-bearing deposits	2,708,586			3,272,745
Other liabilities	208,243			205,224
Stockholders’ equity	1,275,724			1,170,819
Total liabilities and stockholders’ equity	$12,024,208			$12,263,718

Interest income / earning assets[1,3]	$10,999,903	$126,182	4.61%	$11,180,562	$111,663	4.05%
Interest expense / earning assets	10,999,903	49,966	1.82%	11,180,562	25,248	0.92%
Net interest margin[1]		$76,216	2.79%		$86,415	3.13%
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
3.Interest income includes tax-equivalent adjustments of $0.4 million and $0.6 million for the three months ended March 31, 2024, and 2023, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.

Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Average interest-earning assets	$10,999,903	$11,180,562	$(180,659)	(1.6)%
Average interest-bearing liabilities	7,831,655	7,614,930	216,725	2.8%
Average noninterest-bearing deposits	2,708,586	3,272,745	(564,159)	(17.2)%

Total average deposits	10,038,691	9,910,150	128,541	1.3%
Total average liabilities	10,748,484	11,092,899	(344,415)	(3.1)%

Average noninterest-bearing deposits as a percent of total average deposits	27.0%	33.0%	(600) bps
Total average deposits as a percent of total average liabilities	93.4%	89.3%	410 bps
Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$126,182	$111,663	$14,519	13.0%
Interest expense	(49,966)	(25,248)	(24,718)	(97.9)%
Net interest income, on a tax-equivalent basis[1]	$76,216	$86,415	$(10,199)	(11.8)%

Net interest margin[1,2]	2.79%	3.13%	(34) bps
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
The FOMC raised rates by a total of 525 basis points since the onset of the current FOMC tightening cycle that began in the first quarter of 2022, with no further increases during the first quarter of 2024. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, some of the net interest margin expansion is reversed. As lower yielding securities and loans have continued to mature or renew at higher current market rates, expansion in asset yields has outpaced any remaining lagged pressure on funding costs. Our deposit cost of funds peaked in the beginning of the first quarter of 2024, and we have been able to reduce interest expense by offering lower CD specials as well as applying rate management on higher priced non-maturity deposit products. We have also begun to benefit from recent actions taken to proactively bolster our net interest margin, including completion of targeted balance sheet repositionings in both the fourth quarter of 2023 and the first quarter of 2024, the reversal of the wealth management sweep accounts, and the pay off of the remaining balance on our Term Loan.

Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net interest spread[1]	2.04%	2.71%
___________________________________________
1.Calculated on a tax-equivalent basis.
The net interest margin discussion above is based upon the results and average balances for the three months ended March 31, 2024, and 2023. Annualized net interest margins for the quarterly periods indicated were as follows:

	2024	2023
First Quarter	2.79%	3.13%
Second Quarter		2.86%
Third Quarter		2.80%
Fourth Quarter		2.74%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2023 Annual Report.

Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$15,549	$14,797	$752	5.1%
Payment technology solutions	5,709	5,315	394	7.4%
Combined, wealth management fees and payment technology solutions	21,258	20,112	1,146	5.7%

Fees for customer services	7,056	6,819	237	3.5%
Mortgage revenue	746	288	458	159.0%
Income on bank owned life insurance	1,419	1,652	(233)	(14.1)%
Realized gain on the sale of mortgage servicing rights	7,465	—	7,465	NM

Securities income:
Realized net gains (losses) on securities	(6,802)	4	(6,806)	NM
Unrealized net gains (losses) recognized on equity securities	427	(620)	1,047	168.9%
Net securities gains (losses)	(6,375)	(616)	(5,759)	NM

Other income	3,431	3,593	(162)	(4.5)%
Total noninterest income	$35,000	$31,848	$3,152	9.9%

Assets under care as of period end	$12,762,786	$11,208,308	$1,554,478	13.9%
Total noninterest income was $35.0 million for the three months ended March 31, 2024, an increase of 9.9% from the comparable period in 2023. Total noninterest income represented 31.6% of total revenue2 for the three months ended March 31, 2024, compared to 27.1% for the comparable period in 2023.
Combined, revenues from wealth management fees and payment technology solutions represented 60.7% of Busey’s noninterest income for the three months ended March 31, 2024, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $21.3 million for the three months ended March 31, 2024, a 5.7% increase from the comparable period in 2023.
Wealth management fees were $15.5 million for the three months ended March 31, 2024, a 5.1% increase from the comparable period in 2023. Busey’s Wealth Management division ended the first quarter of 2024 with $12.8 billion in assets under care, an increase of 13.9% from the comparable period in 2023. Our portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue was $5.7 million for the three months ended March 31, 2024, a 7.4% increase from the comparable period in 2023.
2 Total revenue consists of net interest income plus noninterest income.

Fees for customer services were $7.1 million for the three months ended March 31, 2024, a 3.5% increase from the comparable period in 2023.
Mortgage revenue was $0.7 million for the three months ended March 31, 2024, a 159.0% increase from the comparable period in 2023, primarily based on sold-loan mortgage volume. General economic conditions and interest rate volatility may impact future fee income. The sale of the mortgage servicing rights completed during the first quarter of 2024 is expected to reduce mortgage revenue by an average of $0.2 million per quarter for the remainder of the year.
Income on bank owned life insurance was $1.4 million for the three months ended March 31, 2024, a 14.1% decrease from the comparable period in 2023, as a result of a $0.3 million decrease in earnings on death proceeds and a $0.1 million increase in the cash surrender value of the insurance policies.
A realized gain on the sale of mortgage servicing rights was recognized in connection with our strategic two-part balance sheet repositioning completed during the first quarter of 2024. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Busey executed a two-part balance sheet repositioning strategy.”
Other income was $3.4 million for the three months ended March 31, 2024, a 4.5% decrease from the comparable period in 2023. Fluctuations were primarily attributable to increased income recognized on venture capital investments and higher gains on commercial loan sales, offset by lower income on swap origination fees and reductions in gains on fixed asset disposals.

Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$42,090	$40,331	$1,759	4.4%
Data processing	6,550	5,640	910	16.1%

Premises expenses:
Net occupancy expense of premises	4,720	4,762	(42)	(0.9)%
Furniture and equipment expenses	1,813	1,746	67	3.8%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,533	6,508	25	0.4%

Professional fees	2,253	2,058	195	9.5%
Amortization of intangible assets	2,409	2,729	(320)	(11.7)%
Interchange expense	1,611	1,853	(242)	(13.1)%
FDIC insurance	1,400	1,502	(102)	(6.8)%
Other expense	7,923	9,782	(1,859)	(19.0)%
Total noninterest expense	$70,769	$70,403	$366	0.5%

Income taxes	$8,735	$9,563	$(828)	(8.7)%
Effective income tax rate	25.0%	20.6%	440 bps

Efficiency ratio[1]	58.1%	56.9%	120 bps
Adjusted efficiency ratio[1]	61.7%	56.9%	480 bps

Full-time equivalent associates as of period-end	1,464	1,473	(9)	(0.6)%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $70.8 million for the three months ended March 31, 2024, representing a modest 0.5% increase from the comparable period in 2023. We have effectively managed our noninterest expense during a time of decades-high inflation, and have been purposeful in our efforts to rationalize our expense base given our economic outlook and our view on the future of banking.
Salaries, wages, and employee benefits were $42.1 million for the three months ended March 31, 2024, a 4.4% increase from the comparable period in 2023. Our total associate base consisted of 1,464 full-time equivalents as of March 31, 2024, compared to 1,473 full-time equivalents at March 31, 2023. Current trends continue to reflect a competitive labor market, maintaining pressure on costs related to attracting and maintaining our skilled workforce.
Data processing expense was $6.6 million for the three months ended March 31, 2024, a 16.1% increase from the comparable period in 2023. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.

Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.5 million for the three months ended March 31, 2024, an 0.4% increase from the comparable period in 2023. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees were $2.3 million for the three months ended March 31, 2024, a 9.5% increase from the comparable period in 2023. The three months ended March 31, 2024, includes $0.1 of non-operating costs related to the M&M acquisition.
Amortization of intangible assets was $2.4 million for the three months ended March 31, 2024, an 11.7% decrease from the comparable period for 2023, due to the use of an accelerated amortization methodology.
Interchange expense was $1.6 million for the three months ended March 31, 2024, a 13.1% decrease from the comparable period in 2023. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense was $1.4 million for the three months ended March 31, 2024, a 6.8% decrease from the comparable period in 2023.
Other expense was $7.9 million for the three months ended March 31, 2024, a 19.0% decrease from the comparable period in 2023. In connection with Busey’s adoption of ASU 2023-02 on January 1, 2024, Busey began recording amortization of New Markets Tax Credits as income tax expense instead of other expense, which resulted in a $2.2 million decrease in other expense during the first quarter of 2024, compared to the first quarter of 2023. Further changes in other expense are attributable to multiple items, including the provision for unfunded commitments, sales of other real estate owned, marketing, and business development expenses.
Efficiency Ratio
The efficiency ratio3, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 58.1% for the three months ended March 31, 2024, compared to 56.9% for the three months ended March 31, 2023. Our adjusted efficiency ratio3 was 61.7% for the three months ended March 31, 2024, compared to 56.9% for three months ended March 31, 2023.
Taxes
The effective income tax rate of 25.0% for the three months ended March 31, 2024, was lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income. The effective tax rate was higher in the first quarter of 2024 compared to previous quarters due to the adoption of ASU 2023-02 in January 2024. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of March 31, 2024, we were not under income tax examination by any income tax authority.
3 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.

FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our Consolidated Balance Sheets (Unaudited) are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023	Change	% Change
Assets
Debt securities available for sale	$1,898,072	$2,087,571	$(189,499)	(9.1)%
Debt securities held to maturity	862,218	872,628	(10,410)	(1.2)%
Portfolio loans, net of ACL	7,496,515	7,559,294	(62,779)	(0.8)%
Total assets	11,887,458	12,283,415	(395,957)	(3.2)%

Liabilities
Deposits:
Noninterest-bearing	2,784,338	2,834,655	(50,317)	(1.8)%
Interest-bearing	7,175,853	7,456,501	(280,648)	(3.8)%
Total deposits	9,960,191	10,291,156	(330,965)	(3.2)%
Securities sold under agreements to repurchase	147,175	187,396	(40,221)	(21.5)%
Subordinated notes, net of unamortized issuance costs	223,100	222,882	218	0.1%
Junior subordinated debt owed to unconsolidated trusts	72,040	71,993	47	0.1%
Total liabilities	10,604,807	11,011,434	(406,627)	(3.7)%

Stockholders’ equity	1,282,651	1,271,981	10,670	0.8%
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
Busey Bank’s lending activities can be summarized into two primary categories: commercial and retail. Lending is further classified into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the five primary areas can be found in“Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Loans” of Busey’s 2023 Annual Report.
The composition of our loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023	Change	% Change
Commercial loans
C&I and other commercial	$1,828,711	$1,835,994	$(7,283)	(0.4)%
Commercial real estate	3,331,670	3,337,337	(5,667)	(0.2)%
Real estate construction	445,860	461,717	(15,857)	(3.4)%
Total commercial loans	5,606,241	5,635,048	(28,807)	(0.5)%
Retail loans
Retail real estate	1,708,663	1,720,455	(11,792)	(0.7)%
Retail other	273,173	295,531	(22,358)	(7.6)%
Total retail loans	1,981,836	2,015,986	(34,150)	(1.7)%
Total portfolio loans	7,588,077	7,651,034	(62,957)	(0.8)%
ACL	(91,562)	(91,740)	178	0.2%
Portfolio loans, net of ACL	$7,496,515	$7,559,294	$(62,779)	(0.8)%
As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters. This posture will continue to impact loan growth, which we expect to remain modest over the next several quarters.

Concentration of credit risk
As a matter of policy and practice, we limit the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans in each loan category and class.

	As of
	March 31 2024	December 31 2023
Commercial loans
C&I and other commercial	24.1%	24.0%
Commercial real estate	43.9%	43.6%
Real estate construction	5.9%	6.0%
Total commercial loans	73.9%	73.6%
Retail loans
Retail real estate	22.5%	22.5%
Retail other	3.6%	3.9%
Total retail loans	26.1%	26.4%
Total portfolio loans	100.0%	100.0%
A significant majority of our portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets. Geographic distributions of portfolio loans, based on originations, by loan category and class were as follows (dollars in thousands):

	March 31, 2024
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,410,135	$346,024	$26,169	$46,383	$1,828,711
Commercial real estate	2,302,867	647,938	213,239	167,626	3,331,670
Real estate construction	236,594	77,408	65,615	66,243	445,860
Total commercial loans	3,949,596	1,071,370	305,023	280,252	5,606,241
Retail loans
Retail real estate	1,271,298	223,903	133,334	80,128	1,708,663
Retail other	269,978	1,050	1,128	1,017	273,173
Total retail loans	1,541,276	224,953	134,462	81,145	1,981,836
Total portfolio loans	$5,490,872	$1,296,323	$439,485	$361,397	$7,588,077
ACL					(91,562)
Portfolio loans, net of ACL					$7,496,515

	December 31, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,395,020	$369,767	$25,267	$45,940	$1,835,994
Commercial real estate	2,278,348	671,762	219,511	167,716	3,337,337
Real estate construction	255,879	74,805	72,121	58,912	461,717
Total commercial loans	3,929,247	1,116,334	316,899	272,568	5,635,048
Retail loans
Retail real estate	1,284,362	225,610	129,454	81,029	1,720,455
Retail other	290,937	2,344	1,111	1,139	295,531
Total retail loans	1,575,299	227,954	130,565	82,168	2,015,986
Total portfolio loans	$5,504,546	$1,344,288	$447,464	$354,736	$7,651,034
ACL					(91,740)
Portfolio loans, net of ACL					$7,559,294
Commercial real estate loans made up 43.9% of our total loan portfolio as of March 31, 2024, and were 27.6% owner occupied. Commercial real estate loans are made across a variety of industries, as depicted in the table below (dollars in thousands). Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of March 31, 2024
	Investor Owned	Owner Occupied	Total	% Owner Occupied
Commercial Real Estate by Industry
Industrial/Warehouse	$312,640	$351,980	$664,620	53.0%
Retail	487,213	77,200	564,413	13.7%
Apartments	530,780	—	530,780	—%
Traditional Office	251,699	113,708	365,407	31.1%
Specialty	71,812	238,538	310,350	76.9%
Medical Office	151,362	88,682	240,044	36.9%
Student Housing	208,767	—	208,767	—%
Hotel	186,106	598	186,704	0.3%
Senior Housing	143,290	—	143,290	—%
Restaurant	26,623	45,681	72,304	63.2%
Nursing Homes	23,711	1,388	25,099	5.5%
Health Care	20,000	683	20,683	3.3%
Other	533	199	732	27.2%
Total	$2,414,536	$918,657	$3,333,193	27.6%

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

	Three Months Ended March 31,
	2024	2023
Provision for credit losses	$5,038	$953
The ACL and the ratio of ACL to portfolio loan balances is presented below by loan category and class, as of each of the dates indicated (dollars in thousands):

	As of March 31, 2024			As of December 31, 2023
	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$1,828,711	$26,207	1.43%	$1,835,994	$21,256	1.16%
Commercial real estate	3,331,670	33,505	1.01%	3,337,337	35,465	1.06%
Real estate construction	445,860	4,713	1.06%	461,717	5,163	1.12%
Total commercial	5,606,241	64,425	1.15%	5,635,048	61,884	1.10%
Retail
Retail real estate	1,708,663	24,281	1.42%	1,720,455	26,298	1.53%
Retail other	273,173	2,856	1.05%	295,531	3,558	1.20%
Total retail	1,981,836	27,137	1.37%	2,015,986	29,856	1.48%
Total	$7,588,077	$91,562	1.21%	$7,651,034	$91,740	1.20%
As of March 31, 2024, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, prepayment speeds, credit performance trends, portfolio duration, and other factors.
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

The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023	Change	% Change
Portfolio loans	$7,588,077	$7,651,034	$(62,957)	(0.8)%
Loans 30 – 89 days past due	7,441	5,779	1,662	28.8%
Total assets	11,887,458	12,283,415	(395,957)	(3.2)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$17,465	$7,441	$10,024	134.7%
Loans 90+ days past due and still accruing	88	375	(287)	(76.5)%
Total non-performing loans	17,553	7,816	9,737	124.6%
OREO and other repossessed assets	65	125	(60)	(48.0)%
Total non-performing assets	17,618	7,941	9,677	121.9%
Substandard (excludes 90+ days past due)	87,830	64,347	23,483	36.5%
Classified assets	$105,448	$72,288	$33,160	45.9%

ACL	$91,562	$91,740	$(178)	(0.2)%
Bank Tier 1 Capital	1,365,033	1,362,962	2,071	0.2%

Ratios
ACL to portfolio loans	1.21%	1.20%	1 bps
ACL to non-accrual loans	524.26%	1,232.90%	NM
ACL to non-performing loans	521.63%	1,173.75%	NM
ACL to non-performing assets	519.71%	1,155.27%	NM
Non-accrual loans to portfolio loans	0.23%	0.10%	13 bps
Non-performing loans to portfolio loans	0.23%	0.10%	13 bps
Non-performing assets to total assets	0.15%	0.06%	9 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.23%	0.10%	13 bps
Classified assets to Bank Tier 1 Capital and ACL	7.24%	4.97%	227 bps
Asset quality remains strong by both Busey’s historical and current industry trends, and our operating mandate and focus have been on emphasizing credit quality over asset growth.
Non-performing loan balances increased to $17.6 million as of March 31, 2024, compared to $7.8 million as of December 31, 2023. Non-performing loans represented 0.23% of portfolio loans as of March 31, 2024, compared to 0.10% as of December 31, 2023. Our allowance for credit losses provided 521.63% coverage of non-performing loans at March 31, 2024, compared to 1,173.75% at December 31, 2023. The increase in non-performing loans during the first quarter of 2024 can be substantially attributed to a single commercial credit relationship.

Non-performing assets, which includes non-performing loans, OREO, and other repossessed assets, increased to $17.6 million as of March 31, 2024, compared to $7.9 million as of December 31, 2023. Non-performing assets represented 0.15% of total assets as of March 31, 2024, compared to 0.06% as of December 31, 2023. Our allowance for credit losses provided 519.71% coverage of our non-performing assets at March 31, 2024, compared to 1,155.27% at December 31, 2023.
Classified assets, which includes non-performing assets and substandard loans, increased to $105.4 million as of March 31, 2024, compared to $72.3 million as of December 31, 2023. Classified assets represented 7.24% of Busey Bank’s Tier 1 capital and ACL at March 31, 2024, compared to 4.97% at December 31, 2023.
Net charge-offs totaled $5.2 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023. The increase in net charge-offs during the first quarter of 2024 was attributable to the single commercial credit relationship mentioned above.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $87.8 million as of March 31, 2024, compared to $64.3 million as of December 31, 2023. Management continues to monitor these loans and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of March 31, 2024, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits decreased by 3.2% to $9.96 billion as of March 31, 2024, compared to $10.29 billion as of December 31, 2023. During the first quarter of 2024, we moved $129.7 million of wealth management client funds that had previously been swept into interest-bearing money market accounts at Busey Bank back to money market investments managed by the Wealth Management division. Remaining decreases in total deposits were attributable to normal seasonal flows in our public fund accounts. The quality of our core deposit4 franchise coupled with cash flows from our securities portfolio allows us to fund loan growth while limiting our reliance on higher cost wholesale funding alternatives. We focus on deepening our relationships with customers to maintain and protect our strong core deposit franchise. As of March 31, 2024, our average customer tenure was 16.6 years for retail customers and 12.4 years for commercial customers. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 96.7% of total deposits as of March 31, 2024, compared to 96.2% as of December 31, 2023. Our estimated amount of uninsured deposits was $3.63 billion as of March 31, 2024, compared to $3.81 billion as of December 31, 2023.
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
Average liquid assets are summarized in the table below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Average liquid assets
Cash and due from banks	$105,583	$115,145
Interest-bearing bank deposits	488,610	108,051
Total average liquid assets	$594,193	$223,196

Average liquid assets as a percent of average total assets	4.9%	1.8%
Cash and unencumbered securities on our Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Cash and unencumbered securities
Total cash and cash equivalents	$591,071	$719,581
Debt securities available for sale	1,898,072	2,087,571
Debt securities available for sale pledged as collateral	(596,692)	(649,769)
Cash and unencumbered securities	$1,892,451	$2,157,383
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, and our revolving credit facility, as summarized in the table below (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Additional available borrowing capacity
FHLB	$2,034,762	$1,898,737
Federal Reserve Bank	608,694	598,878
Federal funds purchased	477,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,160,956	$3,020,115
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.

As of March 31, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Outstanding loan commitments and standby letters of credit	$2,165,588	$2,176,496
Reserve for unfunded commitments	6,384	7,062
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Provision for unfunded commitments expense (release)	$(678)	$(635)
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of March 31, 2024:

	Minimum Capital Requirements with Capital Buffer	As of March 31, 2024
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	13.45%	15.79%
Tier 1 Capital to Risk Weighted Assets	8.50%	14.30%	15.79%
Total Capital to Risk Weighted Assets	10.50%	17.95%	16.84%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	10.46%	11.53%
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
A listing of Busey's non-GAAP financial measures and ratios are shown in the table below, together with the related GAAP financial measures.

GAAP Financial Measures	Related Non-GAAP Financial Measures	Related Non-GAAP Ratios
Net interest income Total noninterest income Net security gains and losses Total noninterest expense	Pre-provision net revenue	Pre-provision net revenue to average assets
	Adjusted pre-provision net revenue	Adjusted pre-provision net revenue to average assets

Net income	Adjusted net income	Adjusted diluted earnings per share
Adjusted return on average assets
Adjusted return on average tangible common equity

Average common equity	Average tangible common equity	Return on average tangible common equity
Adjusted return on average tangible common equity

Net interest income	Tax-equivalent net interest income	Net interest margin
	Adjusted net interest income	Adjusted net interest margin

Net interest income Total noninterest income Net security gains and losses	Tax-equivalent revenue	Efficiency ratio
	Adjusted tax-equivalent revenue	Adjusted efficiency ratio
Adjusted core efficiency ratio
Adjusted noninterest income

Total noninterest expense Amortization of intangible assets	Noninterest expense excluding amortization of intangible assets	Efficiency ratio
	Adjusted noninterest expense	Adjusted efficiency ratio
	Adjusted core expense	Adjusted core efficiency ratio

Total noninterest expense	Noninterest expense, excluding non-operating adjustments

Total assets Goodwill and other intangible assets, net	Tangible assets	Tangible common equity to tangible assets

Total stockholders’ equity Goodwill and other intangible assets, net	Tangible common equity	Tangible common equity to tangible assets
	Tangible book value	Tangible book value per common share

Total deposits	Core deposits	Core deposits to total deposits
Portfolio loans to core deposits
A reconciliation of non-GAAP financial measures to what management believes to be the most directly comparable GAAP financial measures appears below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue, Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets
(dollars in thousands)

		Three Months Ended March 31,
		2024	2023
PRE-PROVISION NET REVENUE
Net interest income		$75,767	$85,857
Total noninterest income		35,000	31,848
Net security (gains) losses		6,375	616
Total noninterest expense		(70,769)	(70,403)
Pre-provision net revenue		46,373	47,918
Non-GAAP adjustments:
Acquisition and other restructuring expenses		408	—
Provision for unfunded commitments		(678)	(635)
Amortization of NMTC		—	2,221
Gain on sale of mortgage service rights		(7,465)	—
Adjusted pre-provision net revenue		$38,638	$49,504

Pre-provision net revenue, annualized	[a]	$186,511	$194,334
Adjusted pre-provision net revenue, annualized	[b]	155,401	200,766
Average total assets	[c]	12,024,208	12,263,718

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.55%	1.58%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.29%	1.64%
___________________________________________
1.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended March 31,
		2024	2023
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$26,225	$36,786
Non-GAAP adjustments:
Acquisition expenses:
Data processing		100	—
Professional fees, occupancy, furniture and fixtures, and other		185	—
Other restructuring expenses:
Salaries, wages, and employee benefits		123	—
Related tax benefit[1]		(102)	—
Adjusted net income	[b]	$26,531	$36,786

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	56,406,500	56,179,606

Reported: Diluted earnings per share	[a÷c]	0.46	0.65
Adjusted: Diluted earnings per share	[b÷c]	0.47	0.65

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$105,476	$149,188
Adjusted net income, annualized	[e]	106,707	149,188
Average total assets	[f]	12,024,208	12,263,718

Reported: Return on average assets[2]	[d÷f]	0.88%	1.22%
Adjusted: Return on average assets[2]	[e÷f]	0.89%	1.22%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,275,724	$1,170,819
Average goodwill and other intangible assets, net		(353,014)	(363,354)
Average tangible common equity	[g]	$922,710	$807,465

Reported: Return on average tangible common equity[2]	[d÷g]	11.43%	18.48%
Adjusted: Return on average tangible common equity[2]	[e÷g]	11.56%	18.48%
___________________________________________
1.Tax benefits were calculated by multiplying acquisition expenses and other restructuring expenses by the effective tax rate for each period. The effective tax rate used in this calculation was 25.0% for the three months ended March 31, 2024.
2.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended March 31,
		2024	2023
Net interest income		$75,767	$85,857
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		449	558
Tax-equivalent net interest income		76,216	86,415
Purchase accounting accretion related to business combinations		(204)	(403)
Adjusted net interest income		$76,012	$86,012

Tax-equivalent net interest income, annualized	[a]	$306,539	$350,461
Adjusted net interest income, annualized	[b]	305,719	348,826
Average interest-earning assets	[c]	10,999,903	11,180,562

Reported: Net interest margin[2]	[a÷c]	2.79%	3.13%
Adjusted: Net interest margin[2]	[b÷c]	2.78%	3.12%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended March 31,
		2024	2023
Net interest income		$75,767	$85,857
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		449	558
Tax-equivalent net interest income	[a]	76,216	86,415

Total noninterest income		35,000	31,848
Non-GAAP adjustments:
Net security (gains) losses		6,375	616
Noninterest income excluding net securities gains and losses	[b]	41,375	32,464
Further adjustments:
Gain on sale of mortgage servicing rights		(7,465)	—
Adjusted noninterest income	[c]	33,910	32,464

Tax-equivalent revenue	[d = a+b]	$117,591	$118,879
Adjusted tax-equivalent revenue	[e = a+c]	$110,126	$118,879

Total noninterest expense		$70,769	$70,403
Non-GAAP adjustments:
Amortization of intangible assets	[f]	(2,409)	(2,729)
Noninterest expense excluding amortization of intangible assets	[g]	68,360	67,674
Non-operating adjustments:
Salaries, wages, and employee benefits		(123)	—
Data processing		(100)	—
Professional fees, occupancy, furniture and fixtures, and other		(185)	—
Adjusted noninterest expense	[h]	67,952	67,674
Provision for unfunded commitments		678	635
Amortization of NMTC		—	(2,221)
Adjusted core expense	[i]	$68,630	$66,088

Noninterest expense, excluding non-operating adjustments	[h-f]	$70,361	$70,403

Reported: Efficiency ratio	[g÷d]	58.13%	56.93%
Adjusted: Efficiency ratio	[h÷e]	61.70%	56.93%
Adjusted: Core efficiency ratio	[i÷e]	62.32%	55.59%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		March 31 2024	December 31 2023
Total stockholders' equity		$1,282,651	$1,271,981
Goodwill and other intangible assets, net		(351,455)	(353,864)
Tangible book value	[a]	$931,196	$918,117

Ending number of common shares outstanding	[b]	55,300,008	55,244,119

Tangible book value per common share	[a÷b]	$16.84	$16.62

Tangible Assets, Tangible Common Equity, and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		March 31, 2024	December 31, 2023
Total assets		$11,887,458	$12,283,415
Non-GAAP adjustments:
Goodwill and other intangible assets, net		$(351,455)	$(353,864)
Tax effect of other intangible assets[1]		$6,434	$6,888
Tangible assets[2]	[a]	$11,542,437	$11,936,439

Total stockholders' equity		$1,282,651	$1,271,981
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(351,455)	(353,864)
Tax effect of other intangible assets[1]		6,434	6,888
Tangible common equity[2]	[b]	$937,630	$925,005

Tangible common equity to tangible assets[2]	[b÷a]	8.12%	7.75%
___________________________________________
1.Net of estimated deferred tax liability, calculated using the estimated statutory tax rate of 28%.
2.Tax-effected measure.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Core Deposits, Core Deposits to Total Deposits, and Portfolio Loans to Core Deposits
(dollars in thousands)

		As of
		March 31, 2024	December 31, 2023
Portfolio loans	[a]	$7,588,077	$7,651,034

Total deposits	[b]	$9,960,191	$10,291,156
Non-GAAP adjustments:
Brokered transaction accounts		(6,001)	(6,001)
Time deposits of $250,000 or more		(326,795)	(386,286)
Core deposits	[c]	$9,627,395	$9,898,869

RATIOS
Core deposits to total deposits	[c÷b]	96.66%	96.19%
Portfolio loans to core deposits	[a÷c]	78.82%	77.29%

FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of Busey’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this Quarterly Report, including forward-looking statements, speak only as of the date they are made, and Busey undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the ability of Busey to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (2) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the Israeli-Palestinian conflict); (3) changes in state and federal laws, regulations, and governmental policies concerning Busey's general business (including changes in response to the failures of other banks or as a result of the upcoming 2024 presidential election); (4) changes in accounting policies and practices; (5) changes in interest rates and prepayment rates of Busey’s assets (including the impact of the significant rate increases by the Federal Reserve since 2022) (6) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (7) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (8) the loss of key executives or associates; (9) changes in consumer spending; (10) unexpected results of acquisitions (including the acquisition of M&M); (11) unexpected outcomes of existing or new litigation, investigations, or inquiries involving Busey (including with respect to Busey’s Illinois franchise taxes); (12) fluctuations in the value of securities held in Busey’s securities portfolio; (13) concentrations within Busey’s loan portfolio, large loans to certain borrowers, and large deposits from certain clients; (14) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (15) the level of non-performing assets on Busey’s balance sheets; (16) interruptions involving information technology and communications systems or third-party servicers; (17) breaches or failures of information security controls or cybersecurity-related incidents; and (18) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Additional information concerning Busey and its business, including additional factors that could materially affect Busey’s financial results, is included in Busey’s filings with the Securities and Exchange Commission.
CRITICAL ACCOUNTING ESTIMATES
Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited consolidated financial statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” of Busey’s 2023 Annual Report.
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

The fair value of a loan portfolio acquired in a business combination generally requires greater levels of management estimates and judgment than other assets acquired or liabilities assumed. Acquired loans are within the scope of ASC Topic 326 “Financial Instruments-Credit Losses.” However, the offset to record the allowance on acquired loans at the date of acquisition depends on whether or not the loan is classified as PCD. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant effect on the accounting for these loans.
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
Income Taxes
Busey estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the Consolidated Statements of Income (Unaudited). Accrued and deferred taxes, as reported in other assets or other liabilities in the Consolidated Balance Sheets (Unaudited), represent the net estimated amount due to, or to be received from, taxing jurisdictions, either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations, and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.
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
In determining the ACL, management relies predominantly on a disciplined credit review and approval process that extends to the full range of Busey’s credit exposure. The ACL must be determined on a collective (pool) basis when similar risk characteristics exist. On a case-by-case basis, we may conclude that a loan should be evaluated on an individual basis based on disparate risk characteristics.
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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
+400	8.57%	7.38%	9.20%	8.55%
+300	6.38%	5.49%	6.81%	6.34%
+200	4.22%	3.64%	4.49%	4.20%
+100	2.10%	1.81%	2.24%	2.10%
- 100	(1.90)%	(1.91)%	(2.89)%	(2.98)%
-200	(3.85)%	(3.86)%	(5.94)%	(6.12)%
-300	(5.69)%	(5.60)%	(9.06)%	(9.17)%
-400	(7.21)%	(6.91)%	(12.06)%	(11.36)%
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of March 31, 2024, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A of Busey’s 2023 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK REPURCHASE PLAN
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
During the first quarter of 2024, Busey purchased no shares under the repurchase plan. As of March 31, 2024, the Company had 1,919,275 shares that may still be purchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith
10.1	Employment Agreement, by and among First Busey Corporation, Busey Bank, and Monica L. Bowe, effective as of January 1, 2020	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as of May 7, 2024, thereunto duly authorized.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)