Form 10-Q
period 2024-06-30
FIRST BUSEY CORP /NV/
filed 2024-08-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2024
Common Stock, $.001 par value	56,854,732

FIRST BUSEY CORPORATION
FORM 10-Q
June 30, 2024
First Busey Corporation (BUSE) | 2

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

bps	basis points
C&I	Commercial and industrial loans
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSU	Performance stock unit
First Busey Corporation (BUSE) | 3

Term	Definition
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
Stock Repurchase Plan	Stock repurchase program approved by First Busey Corporation's board of directors on February 3, 2015
Term Loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 4

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
First Busey Corporation (BUSE) | 5

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$131,381	$134,680
Interest-bearing deposits	153,888	584,901
Total cash and cash equivalents	285,269	719,581

Debt securities available for sale	1,829,896	2,087,571
Debt securities held to maturity	851,261	872,628
Equity securities	9,618	9,812
Loans held for sale	11,286	2,379
Portfolio loans (net of ACL of $85,226 at June 30, 2024, and $91,740 at December 31, 2023)	7,913,686	7,559,294
Premises and equipment, net	121,647	122,594
Right of use assets	11,137	11,027
Goodwill	333,281	317,873
Other intangible assets, net	37,299	35,991
Cash surrender value of bank owned life insurance	184,107	182,975
Other assets	382,929	361,690
Total assets	$11,971,416	$12,283,415

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$2,832,776	$2,834,655
Interest-bearing	7,143,359	7,456,501
Total deposits	9,976,135	10,291,156

Securities sold under agreements to repurchase	140,283	187,396
Short-term borrowings	—	12,000
Long-term debt	—	18,000
Subordinated notes, net of unamortized issuance costs	227,245	222,882
Junior subordinated debt owed to unconsolidated trusts	74,693	71,993
Lease liabilities	11,469	11,308
Other liabilities	207,781	196,699
Total liabilities	10,637,606	11,011,434

Outstanding commitments and contingent liabilities (see Notes 4 and 10)

Stockholders’ equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	60	58
Additional paid-in capital	1,360,430	1,323,595
Retained earnings	261,820	237,197
AOCI	(220,326)	(218,803)
Total stockholders’ equity before treasury stock	1,401,984	1,342,047
Treasury stock at cost	(68,174)	(70,066)
Total stockholders’ equity	1,333,810	1,271,981
Total liabilities and stockholders’ equity	$11,971,416	$12,283,415

Shares
Common shares issued	59,546,273	58,116,969
Less: Treasury shares	(2,799,336)	(2,872,850)
Common shares outstanding	56,746,937	55,244,119
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 6

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$109,641	$94,804	$208,966	$184,579
Interest and dividends on investment securities:
Taxable interest income	18,878	20,076	38,475	39,675
Non-taxable interest income	295	708	635	1,451
Other interest income	3,027	1,311	9,498	2,299
Total interest income	131,841	116,899	257,574	228,004

Interest expense
Deposits	43,709	26,768	87,677	41,508
Federal funds purchased and securities sold under agreements to repurchase	1,040	1,223	2,412	2,445
Short-term borrowings	418	5,741	650	10,563
Long-term debt	4	452	300	906
Subordinated notes	3,177	3,100	6,286	6,197
Junior subordinated debt owed to unconsolidated trusts	1,059	945	2,048	1,858
Total interest expense	49,407	38,229	99,373	63,477

Net interest income	82,434	78,670	158,201	164,527
Provision for credit losses	2,277	627	7,315	1,580
Net interest income after provision for credit losses	80,157	78,043	150,886	162,947

Noninterest income
Wealth management fees	15,917	14,562	31,466	29,359
Fees for customer services	7,798	7,239	14,854	14,058
Payment technology solutions	5,915	5,231	11,624	10,546
Mortgage revenue	478	272	1,224	560
Income on bank owned life insurance	1,442	1,029	2,861	2,681
Realized gain on the sale of mortgage servicing rights	277	—	7,742	—
Realized net gains (losses) on securities	(4)	(178)	(6,806)	(174)
Unrealized net gains (losses) recognized on equity securities	(349)	(1,881)	78	(2,501)
Other noninterest income	2,327	1,738	5,758	5,331
Total noninterest income	33,801	28,012	68,801	59,860

Noninterest expense
Salaries, wages, and employee benefits	43,478	39,859	85,568	80,190
Data processing	7,100	5,902	13,650	11,542
Net occupancy expense of premises	4,590	4,540	9,310	9,302
Furniture and equipment expenses	1,695	1,681	3,508	3,427
Professional fees	2,495	973	4,748	3,031
Amortization of intangible assets	2,629	2,669	5,038	5,398
Interchange expense	1,733	1,870	3,344	3,723
FDIC insurance	1,460	1,506	2,860	3,008
Other noninterest expense	10,357	10,205	18,280	19,987
Total noninterest expense	75,537	69,205	146,306	139,608

Income before income taxes	38,421	36,850	73,381	83,199
Income taxes	11,064	7,486	19,799	17,049
Net income	$27,357	$29,364	$53,582	$66,150

Basic earnings per common share	$0.48	$0.53	$0.95	$1.19
Diluted earnings per common share	$0.47	$0.52	$0.94	$1.18
Dividends declared per share of common stock	$0.24	$0.24	$0.48	$0.48
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$27,357	$29,364	$53,582	$66,150
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(480), $4,731, $1,786, and $(4,018), respectively	1,205	(11,866)	(4,476)	10,078
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(1), $(51), $(1,940), and $(50), respectively	3	127	4,866	124
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(399), $(443), $(801), and $(926), respectively	1,000	1,113	2,009	2,323
Net change in unrealized/unrecognized gains (losses) on debt securities	2,208	(10,626)	2,399	12,525
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $795, $2,406, $2,881, and $1,192, respectively	(1,996)	(6,036)	(7,228)	(2,986)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(659), ($608), $(1,318), and ($1,124), respectively	1,652	1,525	3,306	2,818
Net change in unrealized gains (losses) on cash flow hedges	(344)	(4,511)	(3,922)	(168)
OCI	1,864	(15,137)	(1,523)	12,357
Total comprehensive income	$29,221	$14,227	$52,059	$78,507
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 8

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2024	55,300,008	$58	$1,324,999	$248,412	$(222,190)	$(68,628)	$1,282,651
Net income	—	—	—	27,357	—	—	27,357
OCI, net of tax	—	—	—	—	1,864	—	1,864
Stock issued in acquisition, net of stock issuance costs	1,429,304	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	9,265	—	(53)	—	—	239	186
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	8,360	—	(215)	—	—	215	—
Cash dividends on common stock at $0.24 per share	—	—	—	(13,616)	—	—	(13,616)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	333	(333)	—	—	—
Stock-based compensation	—	—	1,134	—	—	—	1,134
Balance, June 30, 2024	56,746,937	$60	$1,360,430	$261,820	$(220,326)	$(68,174)	$1,333,810

	Six Months Ended June 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2023	55,244,119	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	53,582	—	—	53,582
OCI, net of tax	—	—	—	—	(1,523)	—	(1,523)
Stock issued in acquisition, net of stock issuance costs	1,429,304	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	32,570	—	(177)	—	—	838	661
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	40,944	—	(1,450)	—	—	1,054	(396)
Cash dividends on common stock at $0.48 per share	—	—	—	(26,875)	—	—	(26,875)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	693	(693)	—	—	—
Stock-based compensation	—	—	3,537	—	—	—	3,537
Balance, June 30, 2024	56,746,937	$60	$1,360,430	$261,820	$(220,326)	$(68,174)	$1,333,810
(continued)
First Busey Corporation (BUSE) | 9

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2023	55,294,455	$58	$1,322,407	$191,924	$(245,784)	$(70,047)	$1,198,558
Net income	—	—	—	29,364	—	—	29,364
OCI, net of tax	—	—	—	—	(15,137)	—	(15,137)
Repurchase of stock	(20,000)	—	—	—	—	(397)	(397)
Issuance of treasury stock for ESPP	10,234	—	(88)	—	—	263	175
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	6,158		(159)	—	—	159	—
Cash dividends on common stock at $0.24 per share	—	—	—	(13,271)	—	—	(13,271)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	357	(357)	—	—	—
Stock-based compensation	—	—	2,656	—	—	—	2,656
Balance, June 30, 2023	55,290,847	$58	$1,325,173	$207,660	$(260,921)	$(70,022)	$1,201,948

	Six Months Ended June 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	66,150	—	—	66,150
OCI, net of tax	—	—	—	—	12,357	—	12,357
Repurchase of stock	(45,000)	—	—	—	—	(931)	(931)
Issuance of treasury stock for ESPP	40,594	—	(345)	—	—	1,045	700
Net issuance of treasury stock for RSU/DSU vesting and related tax	15,135	—	(490)	—	—	390	(100)
Net issuance of treasury stock for warrants exercised	994	—	(17)	—	—	26	9
Cash dividends on common stock at $0.48 per share	—	—	—	(26,539)	—	—	(26,539)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	720	(720)	—	—	—
Stock-based compensation	—	—	4,325	—	—	—	4,325
Balance, June 30, 2023	55,290,847	$58	$1,325,173	$207,660	$(260,921)	$(70,022)	$1,201,948
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 10

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities
Net income	$53,582	$66,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,315	1,580
Amortization of intangible assets	5,038	5,398
Amortization of mortgage servicing rights	648	1,472
Amortization of NMTC	—	4,480
Depreciation and amortization of premises and equipment	4,852	4,694
Net amortization (accretion) on portfolio loans	2,605	3,653
Net amortization (accretion) of premium (discount) on investment securities	4,682	8,011
Net amortization (accretion) of premium (discount) on time deposits	50	(156)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	558	506
Impairment of OREO and other repossessed assets	—	113
Impairment of fixed assets held for sale	369	—
Impairment of mortgage servicing rights	1	—
Unrealized (gains) losses recognized on equity securities, net	(78)	2,501
(Gain) loss on sales of debt securities, net	6,806	174
(Gain) loss on sales of mortgage servicing rights	(7,742)	—
(Gain) loss on sales of loans, net	(723)	(394)
(Gain) loss on sales of OREO and other repossessed assets	(540)	4
(Gain) loss on sales of premises and equipment	(54)	(179)
(Gain) loss on life insurance proceeds	(781)	(759)
(Increase) decrease in cash surrender value of bank owned life insurance	(2,080)	(1,922)
Provision for deferred income taxes	1,480	(2,725)
Stock-based compensation	3,537	4,325
Proceeds from the sale of mortgage servicing rights	9,796	—
Mortgage loans originated for sale	(51,722)	(18,116)
Proceeds from sales of mortgage loans	43,629	18,208
(Increase) decrease in other assets	3,851	(6,326)
Increase (decrease) in other liabilities	(19,254)	(5,543)
Net cash provided by (used in) operating activities	65,825	85,149

Cash flows provided by (used in) investing activities
Purchases of equity securities	(622)	(14)
Purchases of debt securities available for sale	(28,149)	(7,796)
Proceeds from sales of equity securities	894	14
Proceeds from sales of debt securities available for sale	101,360	—
Proceeds from paydowns and maturities of debt securities held to maturity	22,835	25,898
Proceeds from paydowns and maturities of debt securities available for sale	182,948	192,987
Purchases of FHLB and other bank stock	(24)	(30,957)
Proceeds from the redemption of FHLB and other bank stock	—	30,659
Net (increase) decrease in loans	53,156	(84,900)
Net cash received in (paid for) acquisitions (see Note 16)	18,377	—
Cash paid for premiums on bank-owned life insurance	(70)	(76)
Proceeds from life insurance	1,799	2,292
Purchases of premises and equipment	(3,516)	(4,523)
Proceeds from disposition of premises and equipment	1,341	3,863
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	601	780
Net cash provided by (used in) investing activities	350,930	128,227
(continued)
First Busey Corporation (BUSE) | 11

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(707,909)	$(8,369)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(48,296)	(26,853)
Net increase (decrease) in short-term borrowings	(36,000)	(135,000)
Repayment of other borrowings	(31,450)	(10,054)
Cash dividends paid	(26,875)	(26,539)
Purchase of treasury stock	—	(931)
Cash paid for withholding taxes on stock-based payments	(396)	(100)
Proceeds from stock warrants exercised	—	9
Common stock issuance costs	(141)	—
Net cash provided by (used in) financing activities	(851,067)	(207,837)

Net increase (decrease) in cash and cash equivalents	$(434,312)	$5,539
Cash and cash equivalents, beginning of period	719,581	227,164
Cash and cash equivalents, ending of period	$285,269	$232,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$108,581	$55,665
Income taxes	12,388	22,060

Non-cash investing and financing activities:
OREO acquired in settlement of loans	26	116
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 12

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is a $12.0 billion financial holding company headquartered in Champaign, Illinois. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
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
First Busey Corporation (BUSE) | 13

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Income Taxes
During the three and six months ended June 30, 2024, Busey recorded a one-time deferred tax valuation adjustment of $1.4 million resulting from a change to our Illinois apportionment rate due to recently enacted regulations. These new regulations are expected to lower our ongoing tax obligation in future periods, but create a negative adjustment to the carrying value of our deferred tax asset in the current period.
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
First Busey Corporation (BUSE) | 14

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
In November 2023, the FASB issued ASU 2023‑07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” requiring enhanced disclosures related to significant segment expenses. This standard is to be applied on a retrospective basis and is effective for Busey for annual reporting periods beginning with the fiscal year ending December 31, 2024, and for interim reporting periods within fiscal years starting January 1, 2025. Busey does not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant events subsequent to the quarter ended June 30, 2024, through the filing date of these unaudited consolidated financial statements.
First Busey Corporation (BUSE) | 15

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities	$500	$—	$(3)	$497
Obligations of U.S. government corporations and agencies	3,796	1	(11)	3,786
Obligations of states and political subdivisions	167,814	23	(18,264)	149,573
Asset-backed securities[1]	427,722	151	(469)	427,404
Commercial mortgage-backed securities	109,386	45	(15,741)	93,690
Residential mortgage-backed securities	1,196,802	14	(201,248)	995,568
Corporate debt securities	170,391	48	(11,061)	159,378
Total debt securities available for sale	$2,076,411	$282	$(246,797)	$1,829,896

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$422,091	$—	$(77,024)	$345,067
Residential mortgage-backed securities	429,170	—	(76,782)	352,388
Total debt securities held to maturity	$851,261	$—	$(153,806)	$697,455
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.

First Busey Corporation (BUSE) | 16

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

	As of June 30, 2024
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$80,143	$78,203
Due after one year through five years	140,060	132,010
Due after five years through ten years	508,143	481,333
Due after ten years	1,348,065	1,138,350
Debt securities available for sale	$2,076,411	$1,829,896

Debt securities held to maturity
Due after one year through five years	$72,525	$67,892
Due after five years through ten years	26,751	23,992
Due after ten years	751,985	605,571
Debt securities held to maturity	$851,261	$697,455
First Busey Corporation (BUSE) | 17

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gains and losses on debt securities
Gross gains on debt securities	$—	$—	$1	$10
Gross (losses) on debt securities[1]	(4)	(178)	(6,807)	(184)
Realized net gains (losses) on debt securities	$(4)	$(178)	$(6,806)	$(174)
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
Debt securities with carrying amounts of $779.9 million on June 30, 2024, and $837.4 million on December 31, 2023, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

First Busey Corporation (BUSE) | 18

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities	$—	$—	$497	$(3)	$497	$(3)
Obligations of U.S. government corporations and agencies	—	—	3,686	(11)	3,686	(11)
Obligations of states and political subdivisions	5,465	(64)	135,744	(18,200)	141,209	(18,264)
Asset-backed securities	159,674	(86)	184,078	(383)	343,752	(469)
Commercial mortgage-backed securities	—	—	88,867	(15,741)	88,867	(15,741)
Residential mortgage-backed securities	5,905	(37)	987,618	(201,211)	993,523	(201,248)
Corporate debt securities	4,415	(19)	147,326	(11,042)	151,741	(11,061)
Debt securities available for sale with gross unrealized losses	$175,459	$(206)	$1,547,816	$(246,591)	$1,723,275	$(246,797)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$345,067	$(77,024)	$345,067	$(77,024)
Residential mortgage-backed securities	352,388	(76,782)	352,388	(76,782)
Debt securities held to maturity with gross unrecognized losses	$697,455	$(153,806)	$697,455	$(153,806)
First Busey Corporation (BUSE) | 19

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

First Busey Corporation (BUSE) | 20

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of June 30, 2024
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,723,275	$697,455	$2,420,730
Gross unrealized or unrecognized losses on debt securities	246,797	153,806	400,603
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	14.3%	22.1%	16.5%

Count of debt securities	717	55	772
Count of debt securities in an unrealized or unrecognized loss position	667	55	722

	As of December 31, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,062,817	$730,397	$2,793,214
Gross unrealized or unrecognized losses on debt securities	247,245	142,231	389,476
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.0%	19.5%	13.9%

Count of debt securities	835	55	890
Count of debt securities in an unrealized or unrecognized loss position	779	55	834
Unrealized and unrecognized losses are related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of June 30, 2024, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.
First Busey Corporation (BUSE) | 21

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

	As of
	June 30, 2024	December 31, 2023
Commercial loans
C&I and other commercial	$1,942,974	$1,835,994
Commercial real estate	3,445,514	3,337,337
Real estate construction	410,726	461,717
Total commercial loans	5,799,214	5,635,048
Retail loans
Retail real estate	1,727,281	1,720,455
Retail other	472,417	295,531
Total retail loans	2,199,698	2,015,986

Total portfolio loans	7,998,912	7,651,034
ACL	(85,226)	(91,740)
Portfolio loans, net	$7,913,686	$7,559,294
Net deferred loan origination costs included in the balances above were $12.7 million as of June 30, 2024, compared to $13.5 million as of December 31, 2023. Net accretable purchase accounting adjustments included in the balances above reduced loans by $10.9 million as of June 30, 2024, and $4.5 million as of December 31, 2023.
Busey elected to purchase $6.9 million of retail real estate loans during the three and six months ended June 30, 2024, and did not purchase any retail real estate loans during the same periods in 2023.
Pledged Loans
The principal balance of loans Busey has pledged as collateral to the FHLB and Federal Reserve Bank for liquidity as set forth in the table below (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Pledged loans
FHLB	$4,820,332	$4,865,481
Federal Reserve Bank	750,474	722,914
Total pledged loans	$5,570,806	$5,588,395
First Busey Corporation (BUSE) | 22

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
First Busey Corporation (BUSE) | 23

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a summary of risk grades segregated by category and class of portfolio loans (dollars in thousands):

	As of June 30, 2024
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,601,884	$246,652	$46,758	$45,809	$1,871	$1,942,974
Commercial real estate	2,879,762	463,765	65,702	33,000	3,285	3,445,514
Real estate construction	374,851	22,393	8,206	5,276	—	410,726
Total commercial loans	4,856,497	732,810	120,666	84,085	5,156	5,799,214
Retail loans
Retail real estate	1,710,016	10,769	910	2,494	3,092	1,727,281
Retail other	472,272	—	—	—	145	472,417
Total retail loans	2,182,288	10,769	910	2,494	3,237	2,199,698
Total portfolio loans	$7,038,785	$743,579	$121,576	$86,579	$8,393	$7,998,912

	As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,462,755	$296,416	$46,488	$27,733	$2,602	$1,835,994
Commercial real estate	2,827,030	431,427	48,545	29,492	843	3,337,337
Real estate construction	448,011	8,135	—	5,327	244	461,717
Total commercial loans	4,737,796	735,978	95,033	62,552	3,689	5,635,048
Retail loans
Retail real estate	1,702,897	11,144	1,024	1,795	3,595	1,720,455
Retail other	295,374	—	—	—	157	295,531
Total retail loans	1,998,271	11,144	1,024	1,795	3,752	2,015,986
Total portfolio loans	$6,736,067	$747,122	$96,057	$64,347	$7,441	$7,651,034
First Busey Corporation (BUSE) | 24

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans and gross charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):

	As of and For The Six Months Ended June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior
C&I and other commercial
Pass	$158,137	$237,806	$205,421	$142,433	$82,415	$138,626	$637,046	$1,601,884
Watch	20,444	47,563	49,890	19,704	2,340	32,548	74,163	246,652
Special Mention	1,711	228	6,400	2,755	598	2,662	32,404	46,758
Substandard	7,996	7,638	1,121	764	545	2,771	24,974	45,809
Substandard non-accrual	—	72	—	95	48	956	700	1,871
Total commercial	188,288	293,307	262,832	165,751	85,946	177,563	769,287	1,942,974
Gross charge-offs	$—	$14,980	$—	$22	$—	$229	$—	$15,231

Commercial real estate
Pass	154,209	399,685	860,454	667,533	379,415	402,137	16,329	2,879,762
Watch	96,212	140,529	36,174	99,854	32,268	57,858	870	463,765
Special Mention	7,998	2,896	7,877	12,041	9,061	25,829	—	65,702
Substandard	1,779	2,422	4,704	18,548	458	5,039	50	33,000
Substandard non-accrual	—	3,265	—	—	20	—	—	3,285
Total commercial real estate	260,198	548,797	909,209	797,976	421,222	490,863	17,249	3,445,514
Gross charge-offs	—	—	—	—	—	100	—	100

Real estate construction
Pass	115,573	117,742	46,075	75,441	2,398	1,753	15,869	374,851
Watch	17,933	2,637	1,121	384	318	—	—	22,393
Special Mention	—	8,145	—	61	—	—	—	8,206
Substandard	—	5,276	—	—	—	—	—	5,276
Total real estate construction	133,506	133,800	47,196	75,886	2,716	1,753	15,869	410,726
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	47,828	245,613	379,433	373,384	154,426	299,617	209,715	1,710,016
Watch	1,156	657	2,827	4,148	911	348	722	10,769
Special Mention	—	186	350	—	—	374	—	910
Substandard	—	128	1,038	514	—	810	4	2,494
Substandard non-accrual	—	—	153	66	246	1,652	975	3,092
Total retail real estate	48,984	246,584	383,801	378,112	155,583	302,801	211,416	1,727,281
Gross charge-offs	—	—	—	—	—	127	—	127

Retail other
Pass	2,326	73,090	74,979	17,631	4,684	2,196	297,366	472,272
Substandard non-accrual	—	—	84	49	—	12	—	145
Total retail other	2,326	73,090	75,063	17,680	4,684	2,208	297,366	472,417
Gross charge-offs	—	30	37	23	—	188	—	278

Total portfolio loans	$633,302	$1,295,578	$1,678,101	$1,435,405	$670,151	$975,188	$1,311,187	$7,998,912
Total gross charge-offs	$—	$15,010	$37	$45	$—	$644	$—	$15,736
First Busey Corporation (BUSE) | 25

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
C&I and other commercial
Pass	$306,578	$220,847	$159,130	$71,025	$35,927	$143,078	$526,170	$1,462,755
Watch	78,603	65,703	21,421	23,919	7,035	21,293	78,442	296,416
Special Mention	792	8,224	2,917	1,076	686	3,274	29,519	46,488
Substandard	8,715	765	942	426	3,734	1,859	11,292	27,733
Substandard non-accrual	166	—	117	84	128	407	1,700	2,602
Total commercial	394,854	295,539	184,527	96,530	47,510	169,911	647,123	1,835,994
Gross charge-offs	$284	$—	$420	$—	$316	$1,409	$—	$2,429

Commercial real estate
Pass	395,644	824,506	720,052	399,195	271,078	199,662	16,893	2,827,030
Watch	166,795	47,070	92,848	34,010	68,196	19,396	3,112	431,427
Special Mention	14,313	10,507	12,446	4,968	3,297	3,014	—	48,545
Substandard	1,796	188	18,862	2,938	1,802	3,856	50	29,492
Substandard non-accrual	47	79	85	23	—	609	—	843
Total commercial real estate	578,595	882,350	844,293	441,134	344,373	226,537	20,055	3,337,337
Gross charge-offs	—	—	—	—	—	953	—	953

Real estate construction
Pass	204,952	128,462	85,086	2,616	1,323	2,934	22,638	448,011
Watch	2,859	4,406	507	322	41	—	—	8,135
Substandard	5,327	—	—	—	—	—	—	5,327
Substandard non-accrual	—	—	—	—	—	244	—	244
Total real estate construction	213,138	132,868	85,593	2,938	1,364	3,178	22,638	461,717
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	243,400	376,922	411,723	156,762	70,099	256,571	187,420	1,702,897
Watch	1,096	4,137	2,442	954	536	234	1,745	11,144
Special Mention	286	358	—	—	—	380	—	1,024
Substandard	69	72	292	49	80	997	236	1,795
Substandard non-accrual	—	528	121	267	100	1,960	619	3,595
Total retail real estate	244,851	382,017	414,578	158,032	70,815	260,142	190,020	1,720,455
Gross charge-offs	—	5	—	29	72	301	—	407

Retail other
Pass	88,885	92,931	23,019	6,701	4,597	854	78,387	295,374
Substandard non-accrual	—	93	62	—	—	2	—	157
Total retail other	88,885	93,024	23,081	6,701	4,597	856	78,387	295,531
Gross charge-offs	5	71	172	5	3	373	—	629

Total portfolio loans	$1,520,323	$1,785,798	$1,552,072	$705,335	$468,659	$660,624	$958,223	$7,651,034
Total gross charge-offs	$289	$76	$592	$34	$391	$3,036	$—	$4,418
First Busey Corporation (BUSE) | 26

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below (dollars in thousands):

	As of June 30, 2024
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$299	$238	$330	$1,871
Commercial real estate	18,782	508	—	3,285
Past due and non-accrual commercial loans	19,081	746	330	5,156
Retail loans
Retail real estate	2,364	504	382	3,092
Retail other	751	17	—	145
Past due and non-accrual retail loans	3,115	521	382	3,237
Total past due and non-accrual loans	$22,196	$1,267	$712	$8,393

	As of December 31, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$—	$214	$—	$2,602
Commercial real estate	752	—	—	843
Real estate construction	24	—	—	244
Past due and non-accrual commercial loans	776	214	—	3,689
Retail loans
Retail real estate	2,781	927	366	3,595
Retail other	886	195	9	157
Past due and non-accrual retail loans	3,667	1,122	375	3,752
Total past due and non-accrual loans	$4,443	$1,336	$375	$7,441
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and was $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the three and six months ended June 30, 2024 and 2023.
First Busey Corporation (BUSE) | 27

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

	Three Months Ended June 30, 2024
	Term Extension[1]	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$8,545	0.4%
Commercial real estate	466	—%
Total of loans modified during the period[3]	$9,011	0.1%
___________________________________________
1.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
2.Modified loans represent an insignificant portion of commercial real estate loans, rounding to zero percent.
3.All modifications were for loans classified as substandard.

	Three Months Ended June 30, 2023
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$—	—%	$2,717	0.1%
Commercial real estate	225	—%	3,031	0.1%
Real estate construction	—	—%	5,379	1.0%
Total of loans modified during the period[4]	$225	—%	$11,127	0.1%
___________________________________________
1.A loan with payment deferral was modified to defer all principal payments until the end of the loan term, which was shortened.
2.Loans with payment deferrals represent an insignificant portion of commercial real estate loans and total loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.Modifications include two loans on non-accrual status, one on special mention status, and the remaining loans were classified as substandard.
First Busey Corporation (BUSE) | 28

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2024
	Term Extension[1]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$24,067	1.2%
Commercial real estate	1,814	0.1%
Total of loans modified during the period[2]	$25,881	0.3%
___________________________________________
1.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
2.All modifications were for loans classified as substandard.

	Six Months Ended June 30, 2023
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$—	—%	$16,594	0.9%
Commercial real estate	225	—%	4,586	0.1%
Real estate construction	—	—%	5,379	1.0%
Total of loans modified during the period[4]	$225	—%	$26,559	0.3%
___________________________________________
1.A loan with payment deferral was modified to defer all principal payments until the end of the loan term, which was shortened.
2.Loans with payment deferrals represent an insignificant portion of of commercial real estate loans and total loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.Modifications include two loans on non-accrual status, one on special mention status, and the remaining loans were classified as substandard.
The following table summarizes loan modifications made during the periods indicated for borrowers experiencing financial difficulty:

Three Months Ended June 30,
	2024	2023
	Weighted Average Term Extension	Weighted Average Term Extension
Loan Modifications
C&I and other commercial	4.3 months	11.5 months
Commercial real estate	4.0 months	6.0 months
Real estate construction	—	12.0 months
Weighted average modifications	4.3 months	10.3 months

Six Months Ended June 30,
	2024	2023
	Weighted Average Term Extension	Weighted Average Term Extension
Loan Modifications
C&I and other commercial	14.7 months	11.4 months
Commercial real estate	1.8 months	8.2 months
Real estate construction	—	12.0 months
Weighted average modifications	13.8 months	11.0 months
First Busey Corporation (BUSE) | 29

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months (dollars in thousands):

	As of June 30, 2024
	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$25,818	$—	$—	$—
Commercial real estate	2,124	—	—	—
Amortized cost of modified loans	$27,942	$—	$—	$—
No loans had a payment default during the three or six months ended June 30, 2024, after having been modified during the 12 months before that default for borrowers experiencing financial difficulty. The following tables provide the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2023, after having been modified during the 12 months before default for borrowers experiencing financial difficulty (dollars in thousands). A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

	Three and Six Months Ended June 30, 2023
	Payment Deferral	Term Extension
Loans with Subsequent Defaults
C&I and other commercial	$—	$958
Commercial real estate	225	—
Amortized cost of modified loans with subsequent defaults	$225	$958
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $6.1 million of collateral dependent loans secured by real estate or business assets as of both June 30, 2024, and December 31, 2023.
Foreclosures
As of June 30, 2024, Busey had $0.5 million of residential real estate loans in the process of foreclosure. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
First Busey Corporation (BUSE) | 30

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

	As of June 30, 2024
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Commercial loans
C&I and other commercial	$5,314	$1,621	$48	$1,669	$48	$5,738
Commercial real estate	3,222	—	3,222	3,222	422	2,046
Commercial loans evaluated individually	8,536	1,621	3,270	4,891	470	7,784
Retail loans
Retail real estate	207	61	19	80	19	84
Retail loans evaluated individually	207	61	19	80	19	84
Total loans evaluated individually	$8,743	$1,682	$3,289	$4,971	$489	$7,868
First Busey Corporation (BUSE) | 31

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Commercial loans
C&I and other commercial	$7,283	$585	$1,785	$2,370	$785	$5,244
Commercial real estate	2,600	610	85	695	85	3,865
Real estate construction	—	—	—	—	—	49
Commercial loans evaluated individually	9,883	1,195	1,870	3,065	870	9,158
Retail loans
Retail real estate	213	61	25	86	25	790
Retail loans evaluated individually	213	61	25	86	25	790
Total loans evaluated individually	$10,096	$1,256	$1,895	$3,151	$895	$9,948
Allowance for Credit Losses
The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. The ACL is established through the provision for credit loss charged to income. Portfolio loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Recoveries are recognized up to the aggregate amount of previously charged-off balances.
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
First Busey Corporation (BUSE) | 32

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL attributable to each loan class. Allocation of a portion of the ACL to one loan class does not preclude its availability to absorb losses in other loan classes (dollars in thousands):

	Three Months Ended June 30, 2024
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2024	$26,207	$33,505	$4,713	$24,281	$2,856	$91,562
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for credit losses	3,118	1,140	(997)	(651)	(333)	2,277
Charged-off	(10,013)	(4)	—	(75)	(184)	(10,276)
Recoveries	150	141	6	78	45	420
ACL balance, June 30, 2024	$20,286	$35,104	$3,722	$23,729	$2,385	$85,226
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition (see “Note 16. Acquisition.”)

	Six Months Ended June 30, 2024
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for credit losses	13,243	(724)	(1,488)	(2,744)	(972)	7,315
Charged-off	(15,231)	(100)	—	(127)	(278)	(15,736)
Recoveries	194	141	47	206	76	664
ACL balance, June 30, 2024	$20,286	$35,104	$3,722	$23,729	$2,385	$85,226
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition (see “Note 16. Acquisition.”)

	Three Months Ended June 30, 2023
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2023	$24,276	$34,421	$5,159	$24,255	$3,616	$91,727
Provision for credit losses	690	(392)	(179)	353	155	627
Charged-off	(575)	(534)	—	(103)	(135)	(1,347)
Recoveries	119	161	91	170	91	632
ACL balance, June 30, 2023	$24,510	$33,656	$5,071	$24,675	$3,727	$91,639
First Busey Corporation (BUSE) | 33

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2023
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for credit losses	1,385	(3,751)	(1,508)	6,301	(847)	1,580
Charged-off	(975)	(1,073)	—	(108)	(372)	(2,528)
Recoveries	240	181	122	289	147	979
ACL balance, June 30, 2023	$24,510	$33,656	$5,071	$24,675	$3,727	$91,639
The following tables present the ACL and amortized cost of portfolio loans by loan category and class (dollars in thousands):

	As of June 30, 2024
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Commercial loans
C&I and other commercial	$1,941,305	$1,669	$1,942,974	$20,238	$48	$20,286
Commercial real estate	3,442,292	3,222	3,445,514	34,682	422	35,104
Real estate construction	410,726	—	410,726	3,722	—	3,722
Commercial loans and related ACL	5,794,323	4,891	5,799,214	58,642	470	59,112
Retail loans
Retail real estate	1,727,201	80	1,727,281	23,710	19	23,729
Retail other	472,417	—	472,417	2,385	—	2,385
Retail loans and related ACL	2,199,618	80	2,199,698	26,095	19	26,114
Portfolio loans and related ACL	$7,993,941	$4,971	$7,998,912	$84,737	$489	$85,226
First Busey Corporation (BUSE) | 34

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Commercial loans
C&I and other commercial	$1,833,624	$2,370	$1,835,994	$20,471	$785	$21,256
Commercial real estate	3,336,642	695	3,337,337	35,380	85	35,465
Real estate construction	461,717	—	461,717	5,163	—	5,163
Commercial loans and related ACL	5,631,983	3,065	5,635,048	61,014	870	61,884
Retail loans
Retail real estate	1,720,369	86	1,720,455	26,273	25	26,298
Retail other	295,531	—	295,531	3,558	—	3,558
Retail loans and related ACL	2,015,900	86	2,015,986	29,831	25	29,856
Portfolio loans and related ACL	$7,647,883	$3,151	$7,651,034	$90,845	$895	$91,740
NOTE 4. LEASES
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related balances Busey reported in its Consolidated Balance Sheets (Unaudited) (dollars in thousands) and lease terms:

	As of
	June 30, 2024	December 31, 2023
Lease balances
Right of use assets	$11,137	$11,027
Lease liabilities	11,469	11,308

Lease terms
Year through which lease terms extend	2037	2037
Weighted average remaining lease term	7.87 years	8.39 years
Weighted average discount rate	3.71%	3.59%
First Busey Corporation (BUSE) | 35

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents lease costs, which are included in net occupancy and equipment expense in the Consolidated Statements of Income (Unaudited), and lease-related cash flows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease costs
Operating lease costs	$559	$593	$1,094	$1,221
Variable lease costs	14	13	28	18
Short-term lease costs	45	16	58	22
Total lease cost	$618	$622	$1,180	$1,261

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$530	$564	$1,037	$1,134
Operating lease cash flows – Liability reduction	433	461	844	940
Right of use assets obtained during the period in exchange for operating lease liabilities[1]	1,009	5	1,009	9
___________________________________________
1.The three and six months ended June 30, 2024, include $0.3 million right of use assets recognized in connection with the acquisition of M&M (see “Note 16. Acquisition”), and an additional $0.7 million recognized in connection with a lease amendment that was executed subsequent to the acquisition for a lease that was obtained in the acquisition.
Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, are as follows (dollars in thousands):

As of June 30, 2024
Rent commitments
Remainder of 2024	$1,134
2025	1,938
2026	1,678
2027	1,465
2028	1,410
2029	1,436
Thereafter	4,281
Total undiscounted cash flows	13,342
Less: Amounts representing interest	1,873
Present value of net future minimum lease payments	$11,469
First Busey Corporation (BUSE) | 36

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey as the Lessor
Busey leases parking lots and office space to outside parties. Revenues recorded in connection with these leases, reported in other income on our Consolidated Statements of Income (Unaudited), are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental income	$204	$183	$406	$374
Noncancellable terms for these leases, all of which are operating leases, extend through 2028. Under the terms of these lease agreements, Busey is entitled to receive aggregate future minimum lease payments as shown in the table below (dollars in thousands):

As of June 30, 2024
Rents to be received
Remainder of 2024	$413
2025	623
2026	463
2027	301
2028	185
Total lease payments from operating leases	$1,985
NOTE 5. DEPOSITS
The composition of Busey’s deposits is presented in the table below (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Deposits
Noninterest-bearing demand deposits	$2,832,776	$2,834,655
Interest-bearing transaction deposits	2,388,748	2,717,139
Saving deposits and money market deposits	3,230,722	2,920,088
Time deposits	1,523,889	1,819,274
Total deposits	$9,976,135	$10,291,156
Additional information about Busey’s deposits follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Brokered savings deposits and money market deposits	$6,001	$6,001
Brokered time deposits	37,539	285
Aggregate amount of time deposits with a minimum denomination of $100,000	845,570	1,072,189
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	314,461	386,286
First Busey Corporation (BUSE) | 37

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled maturities of time deposits are as follows (dollars in thousands):

As of June 30, 2024
Time deposits by schedule of maturities
Remainder of 2024	$1,024,010
2025	447,064
2026	25,134
2027	13,836
2028	9,117
2029	4,280
Thereafter	448
Time deposits	$1,523,889
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

	As of
	June 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$140,283	$187,396
Weighted average rate for securities sold under agreements to repurchase	2.88%	3.26%
Term Loan and Revolving Line of Credit
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to (1) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (2) a $60.0 million Term Loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the annual interest rate for the loans was established at 1.80% plus the one-month forward-looking term rate based on SOFR. The agreement has subsequently been amended twice to extend the termination date for the revolving line of credit, which is currently April 30, 2025. During the first quarter of 2024, Busey paid the full $30.0 million balance remaining on the Term Loan, at which time the Term Loan carried interest at a rate of 7.13%.
As of June 30, 2024, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
First Busey Corporation (BUSE) | 38

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date and, when applicable, the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Short-term borrowings
Term Loan, current portion due within 12 months	$—	$12,000
Total short-term debt	$—	$12,000
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2024, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of June 30, 2024, or December 31, 2023.
Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Long-term debt
Term Loan	$—	$18,000
Total long-term debt	$—	$18,000
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
First Busey Corporation (BUSE) | 39

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Associated with the M&M acquisition completed on April 1, 2024 (see “Note 16. Acquisition”), Busey acquired $4.0 million of 5.25% fixed-to-floating rate subordinated notes maturing December 4, 2030, which qualify as Tier 2 capital for regulatory purposes. Interest on the subordinated notes accrues at a rate equal to (i) 5.25% per annum from the original issue date to December 4, 2025, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 basis points from December 4, 2025. The subordinated notes have an optional redemption, in whole or in part, on or after December 4, 2025. At June 30, 2024, there was $0.1 million of fair value discount outstanding, to be accreted through the earliest optional redemption date.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Unamortized debt issuance costs
Subordinated notes issued in 2020	$483	$735
Subordinated notes issued in 2022	1,196	1,383
Total unamortized debt issuance costs	$1,679	$2,118
NOTE 7. REGULATORY CAPITAL
First Busey and Busey Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on First Busey's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of June 30, 2024, and December 31, 2023, all capital ratios of First Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2024, that would change this designation.
Current Expected Credit Loss Model
On August 26, 2020, the FDIC and other federal banking agencies adopted a final rule which provided banking organizations that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. Under this final rule, because First Busey elected to use the deferral option, the regulatory capital impact of our transition adjustments recorded on January 1, 2020, arising from the adoption of CECL, was deferred for two years. In addition, 25 percent of the ongoing impact of CECL on our ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, was added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. On January 1, 2022, at the conclusion of the two-year period, the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.
First Busey Corporation (BUSE) | 40

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and Busey Bank (dollars in thousands):

	As of June 30, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,198,039	13.20%	$408,526	4.50%	$590,093	6.50%
Busey Bank	$1,410,287	15.59%	$406,982	4.50%	$587,863	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,275,039	14.04%	$544,702	6.00%	$726,269	8.00%
Busey Bank	$1,410,287	15.59%	$542,642	6.00%	$723,523	8.00%

Total capital to risk weighted assets
First Busey	$1,588,551	17.50%	$726,269	8.00%	$907,836	10.00%
Busey Bank	$1,496,048	16.54%	$723,523	8.00%	$904,404	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,275,039	10.69%	$476,875	4.00%	N/A	N/A
Busey Bank	$1,410,287	11.83%	$477,039	4.00%	$596,299	5.00%
First Busey Corporation (BUSE) | 41

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
Capital Conservation Buffer
In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, which First Busey exceeded by 620 basis points, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, which First Busey exceeded by 554 basis points, and (3) total capital to risk-weighted assets of at least 10.5%, which First Busey exceeded by 700 basis points.
First Busey Corporation (BUSE) | 42

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. TAX CREDIT AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey has invested in certain tax-advantaged projects promoting affordable housing, new markets, and historic rehabilitation. These investments are designed to generate returns primarily though the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are considered to be variable interest entities, and are accounted for under the equity, deferral, or proportional amortization practical expedient methods, as appropriate. Busey is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest and is not the primary beneficiary. Busey’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. Busey believes potential losses from these investments are remote.
In addition, Busey has private equity investments, which are primarily in funds that invest in small businesses across diverse sectors including, but not limited to, financial technology, business services, manufacturing, agribusiness, healthcare, software as a service, environmental, and those that support the preservation of affordable housing.
Busey’s investments in these unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated (dollars in thousands):

		As of
	Location	June 30, 2024	December 31, 2023
Investments in unconsolidated entities
Funded investments	Other assets	$65,595	$68,516
Unfunded investments	Other assets	71,785	58,552
Investments in unconsolidated entities		$137,380	$127,068

Unfunded investment obligations	Other liabilities	$71,785	$58,552
Upon adoption of ASU 2023-02 on January 1, 2024, Busey elected to apply the proportional amortization method in accounting for investments in tax-advantaged projects. Estimated income tax credits and other tax benefits related to these investments, net of investment amortization, are included as a component of our estimated annual effective tax rate used for the calculation of income taxes presented in the Consolidated Statements of Income (Unaudited). Actual amounts of income tax credits and other benefits, along with the investment amortization, are presented in the table below (dollars in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Income tax credits and other tax benefits	$3,765	$7,866
Amortization of investments in tax-advantaged projects	3,339	6,986
First Busey Corporation (BUSE) | 43

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. STOCK-BASED COMPENSATION
Stock Options
Busey has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the six months ended June 30, 2024, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2023	21,266	$23.53	2.88 years
Exercised	—	—
Forfeited	(3,300)	23.53
Expired	—	—
Outstanding at June 30, 2024	17,966	23.53	2.38 years

Exercisable at June 30, 2024	17,966	23.53	2.38 years
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
Busey has granted RSU, PSU, and DSU awards under the terms of the 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. There were 1,320,468 shares available for issuance under the 2020 Equity Plan as of June 30, 2024.
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
First Busey Corporation (BUSE) | 44

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 22, 2024, under the terms of the 2020 Equity Plan, Busey granted 12,864 RSUs to members of management. The grant date fair value of the award was $0.3 million, which will be recognized as compensation expense over the requisite service period of three years. The terms of these awards included an accelerated vesting provision upon eligible retirement from Busey, after a one-year minimum requisite service period. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s RSU awards for the six months ended June 30, 2024, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	1,041,444	$22.05
Granted	202,043	23.35
Dividend equivalents earned	23,064	23.54
Vested	(7,681)	23.23
Forfeited	(12,893)	23.14
Nonvested at June 30, 2024	1,245,977	22.27
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
First Busey Corporation (BUSE) | 45

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s PSU awards for the six months ended June 30, 2024, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	341,700	$22.67
Granted	189,208	22.32
Dividend equivalents earned[2]	4,264	22.95
Vested[2]	(4,264)	22.95
Forfeited	(5,526)	22.54
Nonvested at June 30, 2024	525,382	22.54
___________________________________________
1.Shares for PSU awards represent target shares at the grant date.
2.PSUs granted in 2021 vested on December 31, 2023, with performance determination and settlement activity in the first quarter of 2024. Final performance was determined to be at 50% of target.
DSU Awards
Busey grants DSU awards to its directors and advisory directors. DSU awards are stock-based awards with a deferred settlement date. Each DSU is equivalent to one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under the 2020 Equity Plan, DSUs are generally subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. Recipients earn quarterly dividend equivalents on their respective DSUs, which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances. After vesting and prior to delivery, DSUs will continue to earn dividend equivalents.
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted 35,847 DSUs to directors and advisory directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s DSU awards for the six months ended June 30, 2024, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	43,026	$20.41
Granted	35,847	23.35
Dividend equivalents earned	4,192	23.53
Vested	(45,817)	20.67
Forfeited	(1,025)	20.44
Nonvested at June 30, 2024	36,223	23.35

Vested and outstanding at June 30, 2024	181,590	22.79
First Busey Corporation (BUSE) | 46

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Employee Stock Purchase Plan
The First Busey Corporation ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders and details can be found in Appendix A within Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. The purpose of the ESPP is to provide a means through which our employees may acquire a proprietary interest in Busey by purchasing shares of our common stock at a 15% discount through voluntary payroll deductions, to assist us in retaining the services of our employees and securing and retaining the services of new employees, and to provide incentives for our employees to exert maximum efforts toward our success.
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 419,809 shares available for issuance under the ESPP as of June 30, 2024.
Stock-based Compensation Expense
Busey did not record any stock option compensation expense for the three or six months ended June 30, 2024, or 2023. Busey did not have any unrecognized stock option compensation expense as of June 30, 2024.
Busey recognized compensation expense related to non-vested RSU, PSU, and DSU awards, as well as the ESPP, as summarized in the table below (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Stock-based compensation expense
RSU awards	Salaries, wages, and employee benefits	$1,061	$1,231	$1,955	$2,251
PSU awards[1]	Salaries, wages, and employee benefits	(149)	1,184	1,061	1,544
DSU awards	Other expense	189	211	404	407
ESPP	Salaries, wages, and employee benefits	33	30	117	123
Total stock-based compensation expense		$1,134	$2,656	$3,537	$4,325
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
First Busey Corporation (BUSE) | 47

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Unamortized stock-based compensation
RSU awards	$9,341	$6,842
PSU awards[1]	4,664	3,607
DSU awards	603	190
Total unamortized stock-based compensation	$14,608	$10,639

Weighted average period over which expense is to be recognized	2.6 years	2.4 years
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
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,472,198	$2,132,500
Standby letters of credit	37,226	43,996
Total commitments	$2,509,424	$2,176,496
First Busey Corporation (BUSE) | 48

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Franchise Tax Matter
In 2021, Busey received an inquiry from the Illinois Secretary of State (“ISOS”), pursuant to which the ISOS asked for additional information regarding certain of our franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. Busey has been cooperating with the inquiry and has agreed to prepare additional BCA forms requested by the ISOS, with a full reservation of rights by Busey, including seeking judicial relief, if necessary, with respect to any potential dispute regarding Busey’s preparation of the BCA forms and the calculation of the franchise taxes due. Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, as is the case with this matter, no accrual is required. It is reasonably possible that this matter could require us to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2024. If the likelihood of potential liabilities elevates, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Cash pledged to secure obligations under derivative contracts	$34,210	$34,210
Collateral held to secure obligations under derivative contracts	24,020	19,280
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
First Busey Corporation (BUSE) | 49

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $450.0 million as of June 30, 2024, and $350.0 million as of December 31, 2023, were designated as cash flow hedges. Busey entered into one $50.0 million interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the 3-month CME Term SOFR benchmark interest rate on Busey’s junior subordinated debt owed to unconsolidated trusts (Debt Swap). In addition, Busey entered into one $300.0 million receive fixed pay floating interest rate swap to reduce Busey’s asset sensitivity (Prime Loan Swap). Duration was added to our loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, in 2024 Busey entered into one $100.0 million one year forward-starting SOFR-based receive-fixed pay-floating interest rate swap, with an effective date of March 5, 2025, to reduce Busey’s asset sensitivity (SOFR Loan Swap). Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	June 30, 2024	December 31, 2023
Debt Swap
Notional amount		$50,000	$50,000
Weighted average fixed pay rates		1.79%	1.79%
Weighted average variable 3-month Fallback Rate (SOFR) receive rates		5.61%	5.61%
Weighted average maturity		0.21 years	0.71 years

Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average fixed receive rates		4.81%	4.81%
Weighted average variable Prime pay rates		8.50%	8.50%
Weighted average maturity		4.60 years	5.10 years

SOFR Loan Swap
Notional amount		$100,000	$—
Weighted average fixed receive rates		3.72%	—
Weighted average maturity		4.68 years	—

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$477	$1,293
Gross aggregate fair value of swap liabilities	Other liabilities	30,065	25,411

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(20,616)	$(16,694)
First Busey Corporation (BUSE) | 50

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2024.

As of June 30, 2024
Unrealized gains (losses) in OCI expected to be recognized in income
Unrealized losses expected to be reclassified from OCI to interest income	$(922)
Unrealized gains expected to be reclassified from OCI to interest expense	499
Net unrealized gains (losses) in OCI expected to be recognized in net interest income	$(423)
Interest income and interest expense recorded on these swap transactions is presented in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,795)	$(2,537)	$(5,591)	$(4,729)
(Increase) decrease in interest expense on swap transactions	484	404	967	787
Net increase (decrease) in net interest income on swap transactions	$(2,311)	$(2,133)	$(4,624)	$(3,942)
Net gains (losses) relating to cash flow derivative instruments that were recorded in AOCI and the Consolidated Statements of Income (Unaudited) are presented in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(1,996)	$(6,036)	$(7,228)	$(2,986)
(Gain) loss reclassified from OCI to interest income, net of tax	1,998	1,813	3,997	3,380
(Gain) loss reclassified from OCI to interest expense, net of tax	(346)	(288)	(691)	(562)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(344)	$(4,511)	$(3,922)	$(168)
First Busey Corporation (BUSE) | 51

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $675.0 million as of June 30, 2024, and $663.1 million as of December 31, 2023. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of June 30, 2024
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$96,481	$1,332	$578,525	$33,594
Interest rate swaps – pay fixed, receive floating	578,525	33,594	96,481	1,332
Total derivatives not designated as hedging instruments	$675,006	$34,926	$675,006	$34,926

	As of December 31, 2023
	Derivative Asset		Derivative Liability
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps – pay floating, receive fixed	$177,883	$2,375	$485,253	$26,289
Interest rate swaps – pay fixed, receive floating	485,253	26,289	177,883	2,375
Total derivatives not designated as hedging instruments	$663,136	$28,664	$663,136	$28,664
First Busey Corporation (BUSE) | 52

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities were recorded in noninterest expense in the Consolidated Statements of Income (Unaudited) and are summarized as follows (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Interest rate swaps
Pay floating, receive fixed	Noninterest expense	$694	$3,306	$6,174	$(4,361)
Pay fixed, receive floating	Noninterest expense	(694)	(3,306)	(6,174)	4,361
Net change in fair value of interest rate swaps		$—	$—	$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. Under these risk participation agreements, Busey purchased credit risk participation, paying an up-front fee to a counterparty to accept a portion of its credit exposure, and will receive a payment from the counterparty if the swap customer defaults on its obligations.
Busey also entered into a risk participation agreement under which Busey sold credit risk participation, receiving an up-front fee from a counterparty in exchange for accepting a portion of the counterparty’s credit exposure. This agreement matured on June 30, 2024. The swap customer did not default on its obligations, and Busey was not required to make a payment to the counterparty of the risk participation agreement.
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between August 2026 and January 2029, and are summarized as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Risk participation agreements purchased
Number of risk participation agreements	4	3
Notional amount	$35,048	$34,251
Fair value	8	15

Risk participation agreements sold
Number of risk participation agreements	—	1
Notional amount	—	$20,001
Fair value	—	—
First Busey Corporation (BUSE) | 53

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
Amounts and fair values of mortgage banking derivatives included in the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

		As of June 30, 2024		As of December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$9,026	$155	$3,477	$25
Forward sales commitments	Other assets	4,148	17	1,761	11
Mortgage banking derivative assets		$13,174	$172	$5,238	$36

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$344	$10	$1,615	$10
Forward sales commitments	Other liabilities	10,409	44	5,216	47
Mortgage banking derivative liabilities		$10,753	$54	$6,831	$57
First Busey Corporation (BUSE) | 54

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and losses relating to these derivative instruments are reported in noninterest income/expense, and are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gains on interest rate lock commitments	$195	$—	$462	$—
Gains on forward sales commitments	15	86	24	32
Losses on interest rate lock commitments	(9)	(49)	(14)	(12)
Losses on forward sales commitments	(47)	—	(98)	—
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
•Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatility, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
•Level 3 Inputs—Unobservable inputs for estimating the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to Busey’s assets and liabilities that are carried at fair value.
In general, fair value estimates are based upon quoted market prices, when available. If such quoted market prices are not available, fair values are estimated utilizing independent valuation techniques that consider identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at their estimated fair values. These adjustments may include amounts to reflect, among other things, counterparty credit quality and the company's creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes Busey's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
First Busey Corporation (BUSE) | 55

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis
Debt Securities Available for Sale
Debt securities classified as available for sale are reported at fair value, which is estimated using Level 2 inputs. Busey obtains fair value measurements from an independent pricing service. The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the independent pricing service applies available information to prepare evaluations, with a focus on observable market data such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.
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
Equity Securities
Equity securities are reported at fair value, which is estimated using Level 1 or Level 2 inputs. Fair value measurements of mutual funds, when held, are estimated using unadjusted quoted prices in active markets for identical assets at the measurement date and are classified as Level 1. Fair value measurements of stock use quoted prices for identical or similar assets in markets that are not active and are classified as Level 2.
Derivative Assets and Derivative Liabilities
Busey’s derivative assets and derivative liabilities are reported at fair value, which is measured using Level 2 or Level 3 inputs. Fair values of derivative assets and liabilities are estimated based on prices that are obtained from a third-party which uses observable market inputs and, with the exception of our risk participation agreements, are classified as Level 2. Due to the significance of unobservable inputs, derivative assets related to our risk participation agreements are classified as Level 3.
First Busey Corporation (BUSE) | 56

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis (dollars in thousands):

	As of June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$497	$—	$497
Obligations of U.S. government corporations and agencies	—	3,786	—	3,786
Obligations of states and political subdivisions	—	149,573	—	149,573
Asset-backed securities	—	427,404	—	427,404
Commercial mortgage-backed securities	—	93,690	—	93,690
Residential mortgage-backed securities	—	995,568	—	995,568
Corporate debt securities	—	159,378	—	159,378
Equity securities	177	9,441	—	9,618
Derivative assets	—	35,575	8	35,583
Derivative liabilities	—	65,045	—	65,045

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$15,946	$—	$15,946
Obligations of U.S. government corporations and agencies	—	5,832	—	5,832
Obligations of states and political subdivisions	—	172,845	—	172,845
Asset-backed securities	—	468,223	—	468,223
Commercial mortgage-backed securities	—	103,509	—	103,509
Residential mortgage-backed securities	—	1,111,312	—	1,111,312
Corporate debt securities	—	209,904	—	209,904
Equity securities	448	9,364	—	9,812
Derivative assets	—	29,993	15	30,008
Derivative liabilities	—	54,132	—	54,132
Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the tables below (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Beginning Balance		$9	$24	$15	$5
Changes in fair value	Other expense	(1)	(9)	(10)	(60)
Purchases		—	—	3	70
Ending Balance		$8	$15	$8	$15
First Busey Corporation (BUSE) | 57

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at estimated fair value on a non-recurring basis; that is, the instruments are not measured at estimated fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Loans Evaluated Individually
Busey does not record portfolio loans at estimated fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the estimated fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the estimated collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3.
Bank Property Held for Sale
Bank property held for sale represents certain banking center office buildings which Busey has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or estimated fair value less estimated costs to sell. Fair value estimates were based upon discounted appraisals or real estate listing prices. Due to the significance of unobservable inputs, estimated fair values of all bank property held for sale have been classified as Level 3. Bank property held for sale is included in premises and equipment, net on Busey’s Consolidated Balance Sheets (Unaudited).
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis (dollars in thousands):

	As of June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$2,800	$2,800
Bank property held for sale with impairment	—	—	3,205	3,205

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$1,000	$1,000
Bank property held for sale with impairment	—	—	4,286	4,286
First Busey Corporation (BUSE) | 58

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs (dollars in thousands):

	As of June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$2,800	Appraisal of collateral	Appraisal adjustments	-13.1% to -100.0% (-14.9)%
Bank property held for sale with impairment	3,205	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-50.6)%

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$1,000	Appraisal of collateral	Appraisal adjustments	-41.2% to -100.0% (-47.2)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%
First Busey Corporation (BUSE) | 59

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value in Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$285,269	$285,269	$719,581	$719,581
Level 2 inputs:
Debt securities held to maturity	851,261	697,455	872,628	730,397
Loans held for sale	11,286	11,411	2,379	2,401
Accrued interest receivable	50,109	50,109	45,288	45,288
Level 3 inputs:
Portfolio loans, net	7,913,686	7,637,422	7,559,294	7,276,905
Mortgage servicing rights	1,074	5,556	3,289	18,079
Other servicing rights	1,533	1,491	1,597	2,062

Financial liabilities
Level 2 inputs:
Time deposits	$1,523,889	$1,506,797	$1,819,274	$1,804,905
Securities sold under agreements to repurchase	140,283	140,283	187,396	187,396
Short-term borrowings	—	—	12,000	12,034
Long-term debt	—	—	18,000	18,020
Junior subordinated debt owed to unconsolidated trusts	74,693	61,226	71,993	57,153
Accrued interest payable	19,209	19,209	28,418	28,418
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	227,245	210,915	222,882	200,000
First Busey Corporation (BUSE) | 60

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
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$27,357	$29,364	$53,582	$66,150

Weighted average number of common shares outstanding, basic	56,919,025	55,440,277	56,167,807	55,419,250
Dilutive effect of common stock equivalents:
Warrants	—	—	—	648
RSU awards	679,167	622,993	666,302	637,385
PSU awards	245,599	123,849	269,494	107,247
DSU awards	4,923	3,851	19,202	14,098
ESPP	4,517	4,831	7,060	9,192
Weighted average number of common shares outstanding, diluted	57,853,231	56,195,801	57,129,865	56,187,820

Basic earnings per common share	$0.48	$0.53	$0.95	$1.19
Diluted earnings per common share	$0.47	$0.52	$0.94	$1.18
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive common stock equivalents
Options	17,966	21,926	19,176	22,366
RSU awards	12,864	157,781	6,432	78,891
PSU awards	93,266	63,220	100,969	164,339
Total anti-dilutive common stock equivalents	124,096	242,927	126,577	265,596
First Busey Corporation (BUSE) | 61

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(282,422)	$80,504	$(201,918)	$(320,496)	$91,354	$(229,142)
Unrealized holding gains (losses) on debt securities available for sale, net	1,685	(480)	1,205	(16,597)	4,731	(11,866)
Amounts reclassified from AOCI, net	4	(1)	3	178	(51)	127
Amortization of unrecognized losses on securities transferred to held to maturity	1,399	(399)	1,000	1,556	(443)	1,113
Balance at end of period	$(279,334)	$79,624	$(199,710)	$(335,359)	$95,591	$(239,768)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(28,353)	$8,081	$(20,272)	$(23,277)	$6,635	$(16,642)
Unrealized holding gains (losses) on cash flow hedges, net	(2,791)	795	(1,996)	(8,442)	2,406	(6,036)
Amounts reclassified from AOCI, net	2,311	(659)	1,652	2,133	(608)	1,525
Balance at end of period	$(28,833)	$8,217	$(20,616)	$(29,586)	$8,433	$(21,153)

Total AOCI	$(308,167)	$87,841	$(220,326)	$(364,945)	$104,024	$(260,921)
First Busey Corporation (BUSE) | 62

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(282,688)	$80,579	$(202,109)	$(352,878)	$100,585	$(252,293)
Unrealized holding gains (losses) on debt securities available for sale, net	(6,262)	1,786	(4,476)	14,096	(4,018)	10,078
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	—	—	—
Amounts reclassified from AOCI, net	6,806	(1,940)	4,866	174	(50)	124
Amortization of unrecognized losses on securities transferred to held to maturity	2,810	(801)	2,009	3,249	(926)	2,323
Balance at end of period	$(279,334)	$79,624	$(199,710)	$(335,359)	$95,591	$(239,768)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(23,348)	$6,654	$(16,694)	$(29,350)	$8,365	$(20,985)
Unrealized holding gains (losses) on cash flow hedges, net	(10,109)	2,881	(7,228)	(4,178)	1,192	(2,986)
Amounts reclassified from AOCI, net	4,624	(1,318)	3,306	3,942	(1,124)	2,818
Balance at end of period	$(28,833)	$8,217	$(20,616)	$(29,586)	$8,433	$(21,153)

Total AOCI	$(308,167)	$87,841	$(220,326)	$(364,945)	$104,024	$(260,921)
First Busey Corporation (BUSE) | 63

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. OPERATING SEGMENTS AND RELATED INFORMATION
Busey has three reportable operating segments: Banking, Wealth Management, and FirsTech. Busey’s three operating segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies.
The Banking Operating Segment
The Banking operating segment provides a full range of banking services to individual and corporate customers through First Busey Corporation’s wholly-owned bank subsidiary, Busey Bank, with 62 banking centers in Illinois; the St. Louis, Missouri, metropolitan area; southwest Florida; and Indianapolis, Indiana.
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
The FirsTech Operating Segment
The FirsTech operating segment provides comprehensive and innovative payment technology solutions through Busey Bank’s wholly-owned subsidiary, FirsTech. FirsTech's multi-channel payment platform allows businesses to collect payments from their customers in a variety of ways to enable fast, frictionless payments. Payment method vehicles include, but are not limited to, text-based mobile bill pay; interactive voice response; electronic payment concentration delivered to Automated Clearing House networks, money management, and credit card networks; walk-in payment processing for customers at retail pay agents; customer service payments made over a telephone; direct debit services; merchant services referral solutions serving partner Financial Institutions and their business customers; and lockbox remittance processing for customers to make payments by mail. FirsTech also provides additional tools to help clients with billing, reconciliation, bill reminders, and treasury services.
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
First Busey Corporation (BUSE) | 64

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for Busey’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, Inc. until its dissolution on December 18, 2023, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Operating segment
Banking	$310,181	$294,773	$11,796,353	$12,125,298
Wealth Management	14,108	14,108	113,516	103,147
FirsTech	8,992	8,992	50,172	51,600
Other	—	—	11,375	3,370
Consolidated total	$333,281	$317,873	$11,971,416	$12,283,415
First Busey Corporation (BUSE) | 65

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Banking	$86,242	$82,710	$165,775	$172,600
FirsTech	12	14	25	27
Other	(3,820)	(4,054)	(7,599)	(8,100)
Total net interest income	$82,434	$78,670	$158,201	$164,527

Noninterest income
Banking	$12,434	$10,312	$25,906	$22,733
Wealth Management	16,108	14,717	31,820	29,643
FirsTech	6,178	5,615	12,149	11,289
Other	(919)	(2,632)	(1,074)	(3,805)
Total noninterest income	$33,801	$28,012	$68,801	$59,860

Noninterest expense
Banking	$58,597	$53,491	$110,984	$108,142
Wealth Management	8,791	8,228	17,927	16,762
FirsTech	6,152	5,319	12,018	11,058
Other	1,997	2,167	5,377	3,646
Total noninterest expense	$75,537	$69,205	$146,306	$139,608

Income before income taxes
Banking	$37,802	$38,904	$73,382	$85,611
Wealth Management	7,317	6,489	13,893	12,881
FirsTech	38	310	156	258
Other	(6,736)	(8,853)	(14,050)	(15,551)
Total income before income taxes	$38,421	$36,850	$73,381	$83,199

Net income
Banking	$26,697	$30,665	$53,189	$67,500
Wealth Management	5,561	4,932	10,559	9,790
FirsTech	28	226	114	188
Other	(4,929)	(6,459)	(10,280)	(11,328)
Total net income	$27,357	$29,364	$53,582	$66,150
NOTE 16. ACQUISITION
Merchants and Manufacturers Bank Corporation
Effective April 1, 2024, Busey completed its previously announced acquisition of M&M, pursuant to which Busey acquired M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership adds M&M’s Life Equity Loan® products to Busey’s existing suite of services and expands Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
First Busey Corporation (BUSE) | 66

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Merger of M&M Bank into Busey Bank
Busey operated M&M Bank as a separate banking subsidiary of Busey until it was merged with Busey Bank on June 21, 2024. At the time of the bank merger, M&M Bank’s banking centers became banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which was closed in connection with the bank merger.
Merger Consideration
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
Most of the M&M common stockholders who submitted an election form by the election deadline made the Share Election to receive their Merger consideration solely in the form of shares of Busey common stock. As a result of the elections of M&M common stockholders, and in accordance with the proration and adjustment provisions of the Merger Agreement, the Merger consideration paid to M&M common stockholders was comprised of an aggregate of 1,429,304 shares of Busey common stock and an aggregate of $12.2 million in cash, allocated as follows for each share of M&M stock: (1) $117.74 in cash for the Cash Election, (2) $5.3966 in cash and 5.4668 shares of Busey common stock for the Share Election, and (3) $34.55 in cash and 4.0481 shares of Busey common stock for the Mixed Election. Pursuant to the terms of the Merger Agreement, M&M common stockholders that did not make an election or submit a properly completed election form by the election deadline of March 29, 2024, received cash consideration of $117.74 for each share of M&M common stock held. No fractional shares of Busey common stock were issued in the Merger. Fractional shares were paid in cash at the rate of $23.32 per share.
Additional Merger consideration of $3.0 million was paid to redeem 300 shares of M&M preferred stock.
Acquisition Accounting
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on April 1, 2024, the date of acquisition. Fair values, including initial accounting for deferred taxes, are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available.
As the total consideration paid for M&M exceeded the estimated fair value of net assets acquired, goodwill of $15.4 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago metropolitan market, and was assigned to the Banking operating segment. None of the goodwill recognized in the M&M acquisition is expected to be tax deductible.
First Busey Corporation (BUSE) | 67

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition Date Fair Values
Estimated acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were as follows (dollars in thousands):

April 1, 2024
Assets acquired
Cash and cash equivalents	$33,577
Securities	8,086
Portfolio loans, net of ACL	417,493
Right of use assets	253
Premises and equipment	2,045
Other intangible assets	6,346
Accrued interest receivable	4,992
Prepaid assets	185
Deferred tax assets	535
Accounts receivable	42
Mortgage servicing rights	55
Other assets	4,632
Total assets acquired	478,241

Liabilities assumed
Deposits	392,838
Borrowings	43,887
Lease liabilities	253
Other liabilities	7,096
Total liabilities assumed	444,074

Net assets acquired	$34,167

Consideration paid
Cash	$15,200
Common stock	34,375
Total consideration paid	$49,575

Goodwill	$15,408
First Busey Corporation (BUSE) | 68

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Purchased with Credit Deterioration
A small portion of the acquired loans were PCD. The following table provides a reconciliation between the purchase price and the fair value of these loans (dollars in thousands):

As of April 1, 2024
PCD Financial Assets
Gross contractual receivable for PCD financial assets	$29,290
ACL recorded for estimated uncollectible contractual cash flows specific to PCD financial assets	(1,243)
Interest premium (discount) specific to PCD financial assets	(1,773)
Fair value of PCD financial assets	$26,274
Other Acquisition Costs
In connection with the M&M acquisition, Busey incurred $2.1 million and $2.4 million in pre-tax acquisition expenses during the three and six months ended June 30, 2024, respectively, comprised primarily of salaries, wages and employee benefits; data processing; and professional fees, which are reported as components of noninterest expense in the accompanying Consolidated Statements of Income (Unaudited).
First Busey Corporation (BUSE) | 69

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contents of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
First Busey Corporation (BUSE) | 70

SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and six months ended June 30, 2024, and should be read in conjunction with our Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as our 2023 Annual Report.
BUSINESS
First Busey Corporation is a $12.0 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Our three operating segments provide a full range of banking, wealth management, and payment technology solutions through our subsidiaries, Busey Bank and FirsTech, in Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
Banking Center Markets
Busey Bank serves the Illinois banking market with 50 banking centers, including 21 located within central Illinois, 17 located within the suburban Chicago market, and 12 located within the St. Louis Metropolitan Statistical Area. Our Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
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
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of our core deposit franchise is a critical value driver of our institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of June 30, 2024, our loan to deposit ratio was 80.2% and core deposits represented 96.4% of total deposits. Furthermore, we have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers.
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
First Busey Corporation (BUSE) | 71

Busey’s conservative banking strategy is reflected in the strength of our capital base. We strive to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At June 30, 2024, our leverage ratio of Tier 1 capital to average assets was 10.7%, our common equity Tier 1 capital to risk weighted assets ratio was 13.2%, and our total capital to risk weighted assets ratio was 17.5%.
Acquisition
Effective April 1, 2024, Busey completed its previously announced acquisition of M&M, pursuant to which Busey acquired M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership adds M&M’s Life Equity Loan® products to Busey’s existing suite of services and expands Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
Busey operated M&M Bank as a separate banking subsidiary of Busey until it was merged with Busey Bank on June 21, 2024. At the time of the bank merger, M&M Bank’s banking centers became banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which was closed in connection with the bank merger.
For additional information, see “Note 16. Acquisition.”
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2024
Net Income
Results of our operations, by operating segment, are presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income by operating segment
Banking	$26,697	$30,665	$53,189	$67,500
Wealth Management	5,561	4,932	10,559	9,790
FirsTech	28	226	114	188
Other	(4,929)	(6,459)	(10,280)	(11,328)
Net income	$27,357	$29,364	$53,582	$66,150
First Busey Corporation (BUSE) | 72

Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance (dollars in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Reported:	Net income	$27,357	$29,364	$53,582	$66,150
Adjusted:	Net income[1]	$29,016	$29,373	$55,547	$66,159

Reported:	Diluted earnings per common share	$0.47	$0.52	$0.94	$1.18
Adjusted:	Diluted earnings per common share[1]	$0.50	$0.52	$0.97	$1.18

Reported:	Return on average assets[2]	0.91%	0.96%	0.89%	1.09%
Adjusted:	Return on average assets[1,2]	0.97%	0.96%	0.93%	1.09%

Reported:	Return on average tangible common equity[1,2]	11.51%	13.90%	11.47%	16.12%
Adjusted:	Return on average tangible common equity[1,2]	12.21%	13.90%	11.89%	16.12%

Reported:	Pre-provision net revenue[1]	$41,051	$39,536	$87,424	$87,454
Adjusted:	Pre-provision net revenue[1]	$42,617	$42,072	$81,255	$91,576

Reported:	Pre-provision net revenue to average assets[1,2]	1.37%	1.30%	1.46%	1.44%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.42%	1.38%	1.36%	1.51%
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
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-operating costs
Acquisition related expenses[1]	$2,212	$12	$2,497	$12
Restructuring charges[2]	—	—	123	—
Total non-operating costs	$2,212	$12	$2,620	$12
___________________________________________
1.Acquisition expenses related to the acquisition of M&M, which was completed on April 1, 2024, and other exploratory costs.
2.Restructuring charges related to previously disclosed restructuring and efficiency plans.
A reconciliation of non-GAAP measures, which Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 73

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
First Busey Corporation (BUSE) | 74

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$236,605	$3,027	5.15%	$116,998	$1,311	4.49%
Investment securities:
U.S. Government obligations	6,008	53	3.55%	84,944	148	0.70%
Obligations of states and political subdivisions[1]	148,647	1,068	2.89%	244,080	1,704	2.80%
Other securities	2,582,658	18,130	2.82%	2,926,717	19,121	2.62%
Loans held for sale	9,353	158	6.79%	1,941	26	5.37%
Portfolio loans[1,2]	8,010,636	109,807	5.51%	7,755,618	95,150	4.92%
Total interest-earning assets[1,3]	10,993,907	$132,243	4.84%	11,130,298	$117,460	4.23%

Cash and due from banks	109,776			118,860
Premises and equipment	122,958			125,205
ACL	(93,187)			(92,970)
Other assets	956,238			928,472
Total assets	$12,089,692			$12,209,865

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,393,016	$10,005	1.68%	$2,651,083	$9,549	1.44%
Savings and money market deposits	3,269,075	18,746	2.31%	2,802,675	7,717	1.10%
Time deposits	1,589,491	14,958	3.78%	1,343,830	9,502	2.84%
Federal funds purchased and repurchase agreements	144,370	1,040	2.90%	201,020	1,223	2.44%
Borrowings[4]	255,248	3,599	5.67%	692,150	9,293	5.39%
Junior subordinated debt issued to unconsolidated trusts	74,632	1,059	5.71%	71,870	945	5.27%
Total interest-bearing liabilities	7,725,832	$49,407	2.57%	7,762,628	$38,229	1.98%

Net interest spread[1]			2.27%			2.26%

Noninterest-bearing deposits	2,816,293			3,054,483
Other liabilities	215,752			184,819
Stockholders’ equity	1,331,815			1,207,935
Total liabilities and stockholders’ equity	$12,089,692			$12,209,865

Interest income / earning assets[1,3]	$10,993,907	$132,243	4.84%	$11,130,298	$117,460	4.23%
Interest expense / earning assets	10,993,907	49,407	1.81%	11,130,298	38,229	1.38%
Net interest margin[1]		$82,836	3.03%		$79,231	2.86%
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
3.Interest income includes tax-equivalent adjustments of $0.4 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 75

	Six Months Ended June 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$362,608	$9,498	5.27%	$112,550	$2,299	4.12%
Investment securities:
U.S. Government obligations	9,206	115	2.51%	104,970	343	0.66%
Obligations of states and political subdivisions[1]	157,047	2,215	2.84%	249,213	3,469	2.81%
Other securities	2,655,975	36,949	2.80%	2,953,392	37,700	2.57%
Loans held for sale	7,093	230	6.52%	1,796	49	5.53%
Portfolio loans[1,2]	7,804,976	209,418	5.40%	7,733,370	185,263	4.83%
Total interest-earning assets[1,3]	10,996,905	$258,425	4.73%	11,155,291	$229,123	4.14%

Cash and due from banks	107,679			117,013
Premises and equipment	122,625			126,145
ACL	(92,662)			(92,832)
Other assets	922,403			931,026
Total assets	$12,056,950			$12,236,643

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,458,886	$20,816	1.70%	$2,708,973	$16,487	1.23%
Savings and money market deposits	3,172,640	35,134	2.23%	2,856,635	11,669	0.82%
Time deposits	1,659,318	31,727	3.85%	1,152,331	13,352	2.34%
Federal funds purchased and repurchase agreements	161,514	2,412	3.00%	215,604	2,445	2.29%
Borrowings[4]	253,065	7,236	5.75%	683,796	17,666	5.21%
Junior subordinated debt issued to unconsolidated trusts	73,321	2,048	5.62%	71,848	1,858	5.21%
Total interest-bearing liabilities	7,778,744	$99,373	2.57%	7,689,187	$63,477	1.66%

Net interest spread[1]			2.16%			2.48%

Noninterest-bearing deposits	2,762,439			3,163,011
Other liabilities	211,997			194,966
Stockholders’ equity	1,303,770			1,189,479
Total liabilities and stockholders’ equity	$12,056,950			$12,236,643

Interest income / earning assets[1,3]	$10,996,905	$258,425	4.73%	$11,155,291	$229,123	4.14%
Interest expense / earning assets	10,996,905	99,373	1.82%	11,155,291	63,477	1.15%
Net interest margin[1]		$159,052	2.91%		$165,646	2.99%
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
3.Interest income includes tax-equivalent adjustments of $0.9 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 76

Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Average interest-earning assets	$10,993,907	$11,130,298	$(136,391)	(1.2)%
Average interest-bearing liabilities	7,725,832	7,762,628	(36,796)	(0.5)%
Average noninterest-bearing deposits	2,816,293	3,054,483	(238,190)	(7.8)%

Total average deposits	10,067,875	9,852,071	215,804	2.2%
Total average liabilities	10,757,877	11,001,930	(244,053)	(2.2)%

Average noninterest-bearing deposits as a percent of total average deposits	28.0%	31.0%	(300) bps
Total average deposits as a percent of total average liabilities	93.6%	89.5%	410 bps

	Six Months Ended June 30,
	2024	2023	Change	% Change
Average interest-earning assets	$10,996,905	$11,155,291	$(158,386)	(1.4)%
Average interest-bearing liabilities	7,778,744	7,689,187	89,557	1.2%
Average noninterest-bearing deposits	2,762,439	3,163,011	(400,572)	(12.7)%

Total average deposits	10,053,283	9,880,950	172,333	1.7%
Total average liabilities	10,753,180	11,047,164	(293,984)	(2.7)%

Average noninterest-bearing deposits as a percent of total average deposits	27.5%	32.0%	(450) bps
Total average deposits as a percent of total average liabilities	93.5%	89.4%	410 bps
First Busey Corporation (BUSE) | 77

Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$132,243	$117,460	$14,783	12.6%
Interest expense	(49,407)	(38,229)	(11,178)	(29.2)%
Net interest income, on a tax-equivalent basis[1]	$82,836	$79,231	$3,605	4.5%

Net interest margin[1,2]	3.03%	2.86%	17 bps

	Six Months Ended June 30,
	2024	2023	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$258,425	$229,123	$29,302	12.8%
Interest expense	(99,373)	(63,477)	(35,896)	(56.5)%
Net interest income, on a tax-equivalent basis[1]	$159,052	$165,646	$(6,594)	(4.0)%

Net interest margin[1,2]	2.91%	2.99%	(8) bps
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
The FOMC raised rates by a total of 525 basis points between March 2022 and July 2023. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, and we experience deposit migration into higher cost offerings and funding alternatives, some of the net interest margin expansion is reversed, which we began to experience in the first quarter of 2023. As lower yielding securities and loans continue to mature or renew at higher current market rates, expansion in asset yields has outpaced any remaining lagged pressure on funding costs. Our deposit cost of funds peaked in the beginning of the first quarter of 2024, and we have been able to remain below that peak funding cost each month during the second quarter. We continue to offer CD specials with shorter term structures as well as offering attractive premium savings rates to encourage rotation of maturing CD deposits into nimble pricing products as the expected easing cycle begins. During the second quarter of 2024 we also saw the full benefit of the March 2024 targeted balance sheet repositioning in our net interest margin.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest spread[1]	2.27%	2.26%	2.16%	2.48%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
First Busey Corporation (BUSE) | 78

The net interest margin discussion above is based upon the results and average balances for the three and six months ended June 30, 2024 and 2023. Annualized net interest margins for the quarterly periods indicated were as follows:

	2024	2023
First Quarter	2.79%	3.13%
Second Quarter	3.03%	2.86%
Third Quarter		2.80%
Fourth Quarter		2.74%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2023 Annual Report.
Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$15,917	$14,562	$1,355	9.3%
Payment technology solutions	5,915	5,231	684	13.1%
Combined, wealth management fees and payment technology solutions	21,832	19,793	2,039	10.3%

Fees for customer services	7,798	7,239	559	7.7%
Mortgage revenue	478	272	206	75.7%
Income on bank owned life insurance	1,442	1,029	413	40.1%
Realized gain on the sale of mortgage servicing rights	277	—	277	100.0%

Securities income:
Realized net gains (losses) on securities	(4)	(178)	174	97.8%
Unrealized net gains (losses) recognized on equity securities	(349)	(1,881)	1,532	81.4%
Net securities gains (losses)	(353)	(2,059)	1,706	82.9%

Other noninterest income	2,327	1,738	589	33.9%
Total noninterest income	$33,801	$28,012	$5,789	20.7%
First Busey Corporation (BUSE) | 79

	Six Months Ended June 30,
	2024	2023	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$31,466	$29,359	$2,107	7.2%
Payment technology solutions	11,624	10,546	1,078	10.2%
Combined, wealth management fees and payment technology solutions	43,090	39,905	3,185	8.0%

Fees for customer services	14,854	14,058	796	5.7%
Mortgage revenue	1,224	560	664	118.6%
Income on bank owned life insurance	2,861	2,681	180	6.7%
Realized gain on the sale of mortgage servicing rights	7,742	—	7,742	100.0%

Securities income:
Realized net gains (losses) on securities	(6,806)	(174)	(6,632)	(3,811.5)%
Unrealized net gains (losses) recognized on equity securities	78	(2,501)	2,579	103.1%
Net securities gains (losses)	(6,728)	(2,675)	(4,053)	(151.5)%

Other noninterest income	5,758	5,331	427	8.0%
Total noninterest income	$68,801	$59,860	$8,941	14.9%

Assets under care as of period end	$13,019,583	$11,477,985	$1,541,598	13.4%
Total noninterest income was $33.8 million for the three months ended June 30, 2024, an increase of 20.7% from the comparable period in 2023, and was $68.8 million for the six months ended June 30, 2024, an increase of 14.9% from the comparable period in 2023.
Combined, revenues from wealth management fees and payment technology solutions represented 64.6% and 62.6% of Busey’s noninterest income for the three and six months ended June 30, 2024, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $21.8 million for the three months ended June 30, 2024, a 10.3% increase from the comparable period in 2023, and was $43.1 million for the six months ended June 30, 2024, an 8.0% increase from the comparable period in 2023.
Wealth management fees were $15.9 million for the three months ended June 30, 2024, a 9.3% increase from the comparable period in 2023, and were $31.5 million for the six months ended June 30, 2024, a 7.2% increase from the comparable period for 2023. Busey’s Wealth Management division ended the second quarter of 2024 with $13.0 billion in assets under care, an increase of 13.4% compared to the balance on June 30, 2023. Our portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions revenue relates to our payment processing company, FirsTech. Payment technology solutions revenue was $5.9 million for the three months ended June 30, 2024, a 13.1% increase from the comparable period in 2023, and was $11.6 million for the six months ended June 30, 2024, a 10.2% increase from the comparable period in 2023. Increased merchant processing, lockbox processing, online bill payment income, and programming income drove the increases.
First Busey Corporation (BUSE) | 80

Fees for customer services were $7.8 million for the three months ended June 30, 2024, a 7.7% increase from the comparable period in 2023, and were $14.9 million for the six months ended June 30, 2024, a 5.7% increase from the comparable period in 2023.
Mortgage revenue was $0.5 million for the three months ended June 30, 2024, a 75.7% increase from the comparable period in 2023, and was $1.2 million for the six months ended June 30, 2024, a 118.6% increase from the comparable period in 2023. Increases were primarily based on sold-loan mortgage volume. General economic conditions and interest rate volatility may impact future fee income.
Income on bank owned life insurance was $1.4 million for the three months ended June 30, 2024, a 40.1% increase from the comparable period in 2023, and was $2.9 million for the six months ended June 30, 2024, a 6.7% increase from the comparable period in 2023. Quarter to date increases is primarily attributable to a $0.3 million increase in earnings on death proceeds.
A realized gain on the sale of mortgage servicing rights was recognized in connection with our strategic two-part balance sheet repositioning. For more information, see “Busey executed a two-part balance sheet repositioning strategy” in the Management Discussion and Analysis included in our Quarterly Report for the first quarter of 2024.
Net securities losses were $0.4 million for the three months ended June 30, 2024, an 82.9% decrease from the comparable period in 2023. Losses for the three months ended June 30, 2024, were comprised primarily of unrealized net losses recognized on equity securities. Net securities losses were $6.7 million for the six months ended June 30, 2024, a 151.5% increase from the comparable period in 2023, comprised of $6.8 million of realized net losses on securities associated with the above mentioned two-part balance sheet repositioning and $0.1 million of unrealized net losses recognized on equity securities.
Other noninterest income was $2.3 million for the three months ended June 30, 2024, a 33.9% increase from the comparable period in 2023, and was $5.8 million for the six months ended June 30, 2024, an 8.0% increase from the comparable period in 2023. Fluctuations are primary attributable to income recognized on venture capital investments, gains on commercial loan sales, swap origination fees, fixed asset disposals, and dividend income on FHLB stock.
First Busey Corporation (BUSE) | 81

Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$43,478	$39,859	$3,619	9.1%
Data processing	7,100	5,902	1,198	20.3%

Premises expenses:
Net occupancy expense of premises	4,590	4,540	50	1.1%
Furniture and equipment expenses	1,695	1,681	14	0.8%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,285	6,221	64	1.0%

Professional fees	2,495	973	1,522	156.4%
Amortization of intangible assets	2,629	2,669	(40)	(1.5)%
Interchange expense	1,733	1,870	(137)	(7.3)%
FDIC insurance	1,460	1,506	(46)	(3.1)%
Other noninterest expense	10,357	10,205	152	1.5%
Total noninterest expense	$75,537	$69,205	$6,332	9.1%

Income taxes	$11,064	$7,486	$3,578	47.8%
Effective income tax rate	28.8%	20.3%	850 bps

Efficiency ratio[1]	62.3%	60.9%	140 bps
Adjusted efficiency ratio[1]	60.6%	60.9%	(30) bps
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 82

	Six Months Ended June 30,
	2024	2023	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$85,568	$80,190	$5,378	6.7%
Data processing	13,650	11,542	2,108	18.3%

Premises expenses:
Net occupancy expense of premises	9,310	9,302	8	0.1%
Furniture and equipment expenses	3,508	3,427	81	2.4%
Combined, net occupancy expense of premises and furniture and equipment expenses	12,818	12,729	89	0.7%

Professional fees	4,748	3,031	1,717	56.6%
Amortization of intangible assets	5,038	5,398	(360)	(6.7)%
Interchange expense	3,344	3,723	(379)	(10.2)%
FDIC insurance	2,860	3,008	(148)	(4.9)%
Other noninterest expense	18,280	19,987	(1,707)	(8.5)%
Total noninterest expense	$146,306	$139,608	$6,698	4.8%

Income taxes	$19,799	$17,049	$2,750	16.1%
Effective income tax rate	27.0%	20.5%	650 bps

Efficiency ratio[1]	60.2%	58.8%	140 bps
Adjusted efficiency ratio[1]	61.1%	58.8%	230 bps

Full-time equivalent associates as of period-end	1,520	1,477	43	2.9%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $75.5 million for the three months ended June 30, 2024, a 9.1% increase from the comparable period in 2023, and was $146.3 million for the six months ended June 30, 2024, a 4.8% increase from the comparable period in 2023. Non-operating acquisition and other restructuring expenses contributed $2.2 million to total noninterest expense for the three months ended June 30, 2024, compared to an immaterial amount for the comparable period in 2023, and contributed $2.6 million to total noninterest expense for the six months ended June 30, 2024, compared to an immaterial amount for the comparable period in 2023. Second quarter expenses include the costs of operating M&M Bank as a stand-alone bank from April 1, 2024, through June 21, 2024. Busey remains focused on expense discipline and has been purposeful in our efforts to rationalize our expense base given our economic outlook and our view on the future of banking. Busey expects to accelerate the realization of M&M acquisition synergies in the second half of 2024.
First Busey Corporation (BUSE) | 83

Salaries, wages, and employee benefits were $43.5 million for the three months ended June 30, 2024, a 9.1% increase from the comparable period in 2023, and were $85.6 million for the six months ended June 30, 2024, a 6.7% increase from the comparable period in 2023. Busey recorded $1.1 million and $1.3 million of non-operating expenses for salaries, wages, and employee benefits for the three and six months ended June 30, 2024, respectively; in comparison we did not record any non-operating expense in this category during the three and six months ended June 30, 2023. Our total associate base consisted of 1,520 full-time equivalents as of June 30, 2024, compared to 1,477 at June 30, 2023. The increase in our associate-base at June 30, 2024, was largely due to the M&M acquisition. Current trends continue to reflect a competitive labor market, maintaining pressure on costs related to attracting and maintaining our skilled workforce.
Data processing expense was $7.1 million for the three months ended June 30, 2024, a 20.3% increase from the comparable period in 2023. Excluding non-operating expenses, data processing expense was $6.8 million for the three months ended June 30, 2024, a 14.5% increase from the comparable period in 2023. Data processing expense was $13.7 million for the six months ended June 30, 2024, an 18.3% increase from the comparable period in 2023. Excluding non-operating expenses, data processing expense was $13.2 million for the six months ended June 30, 2024, a 14.4% increase from the comparable period in 2023. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.3 million for the three months ended June 30, 2024, a 1.0% increase from the comparable period in 2023, and $12.8 million for the six months ended June 30, 2024, a 0.7% increase from the comparable period in 2023. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees were $2.5 million for the three months ended June 30, 2024, a 156.4% increase from the comparable period in 2023, and were $4.7 million for the six months ended June 30, 2024, a 56.6% increase from the comparable period in 2023. Busey recorded $0.4 million and $0.5 million of non-operating expenses for professional fees for the three and six months ended June 30, 2024, respectively; in comparison we did not record any non-operating expense in this category during the three and six months ended June 30, 2023. Further increases were primarily attributable to legal, payroll services, and consulting fees.
Amortization of intangible assets was $2.6 million for the three months ended June 30, 2024, a 1.5% decrease from the comparable period in 2023, and $5.0 million for the six months ended June 30, 2024, a 6.7% decrease from the comparable period for 2023. Decreases in 2024 were due to the use of an accelerated amortization methodology, and were partially offset by the addition of $6.3 million of intangible assets related to the M&M acquisition.
Interchange expense was $1.7 million for the three months ended June 30, 2024, a 7.3% decrease from the comparable period in 2023, and was $3.3 million for the six months ended June 30, 2024, a 10.2% decrease from the comparable period in 2023. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense was $1.5 million for the three months ended June 30, 2024, a 3.1% decrease from the comparable period in 2023, and $2.9 million for the six months ended June 30, 2024, a 4.9% decrease from the comparable period in 2023.
First Busey Corporation (BUSE) | 84

Other noninterest expense was $10.4 million for the three months ended June 30, 2024, a 1.5% increase from the comparable period in 2023, and was $18.3 million for the six months ended June 30, 2024, an 8.5% decrease from the comparable period in 2023. In connection with Busey’s adoption of ASU 2023-02 on January 1, 2024, Busey began recording amortization of New Markets Tax Credits as income tax expense instead of other noninterest expense, resulting in decreases in other noninterest expense of $2.3 million and $4.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Further changes in other noninterest expense are attributable to multiple items, including the provision for unfunded commitments, sales of other real estate owned, marketing, and business development expenses.
Efficiency Ratio
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 62.3% for the three months ended June 30, 2024, compared to 60.9% for the same period in 2023, and was 60.2% for the six months ended June 30, 2024, compared to 58.8% for the same period in 2023.
Our adjusted efficiency ratio2 was 60.6% for the three months ended June 30, 2024, compared to 60.9% for the same period in 2023, and was 61.1% for the six months ended June 30, 2024, compared to 58.8% for the same period in 2023.
Taxes
Effective income tax rates of 28.8% and 27.0% for the three and six months ended June 30, 2024, respectively, include a one-time deferred tax valuation adjustment of $1.4 million resulting from a change to our Illinois apportionment rate due to recently enacted regulations. These new regulations are expected to lower our ongoing tax obligation in future periods, but create a negative adjustment to the carrying value of our deferred tax assets in the current period. Without this one-time adjustment, the effective tax rates would have been 25.0% for the three and six months ended June 30, 2024, which are lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income.
The table below presents our effective income tax rates and effective income tax rate excluding the one-time deferred tax valuation adjustment (dollars in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Income before income taxes	$38,421	$73,381

Income taxes	$11,064	$19,799
One-time deferred tax valuation adjustment resulting from a change to our Illinois apportionment rate due to recently enacted regulations	1,446	1,446
Income taxes, excluding one-time deferred tax valuation adjustment	$9,618	$18,353

Effective income tax rate	28.8%	27.0%
Effective income tax rate, excluding one-time deferred tax valuation adjustment	25.0%	25.0%
2 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 85

Our effective tax rates increased in 2024 due to the adoption of ASU 2023-02 in January 2024. We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of June 30, 2024, we were not under income tax examination by any income tax authority.
FINANCIAL CONDITION
Balance Sheet
Changes in significant items included in our Consolidated Balance Sheets (Unaudited) are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023	Change	% Change
Assets
Debt securities available for sale	$1,829,896	$2,087,571	$(257,675)	(12.3)%
Debt securities held to maturity	851,261	872,628	(21,367)	(2.4)%
Portfolio loans, net of ACL	7,913,686	7,559,294	354,392	4.7%
Total assets	11,971,416	12,283,415	(311,999)	(2.5)%

Liabilities
Deposits:
Noninterest-bearing	2,832,776	2,834,655	(1,879)	(0.1)%
Interest-bearing	7,143,359	7,456,501	(313,142)	(4.2)%
Total deposits	9,976,135	10,291,156	(315,021)	(3.1)%
Securities sold under agreements to repurchase	140,283	187,396	(47,113)	(25.1)%
Subordinated notes, net of unamortized issuance costs	227,245	222,882	4,363	2.0%
Junior subordinated debt owed to unconsolidated trusts	74,693	71,993	2,700	3.8%
Total liabilities	10,637,606	11,011,434	(373,828)	(3.4)%

Stockholders’ equity	1,333,810	1,271,981	61,829	4.9%
Portfolio Loans
We believe that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. M&M’s policies were similar in nature to Busey Bank’s policies, and we are migrating the legacy M&M portfolio toward Busey Bank’s policies. While not specifically limited, we attempt to focus our lending on short to intermediate-term (0-10 years) loans in geographic areas within 125 miles of our lending offices. Loans originated outside of these areas are generally to existing customers of Busey Bank. We attempt to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
First Busey Corporation (BUSE) | 86

Management reviews and approves Busey Bank’s lending policies and procedures on a regular basis. Management routinely—at least once per quarter—reviews the ACL in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors, in addition to location, duration, a sound and profitable cash flow basis, and the borrower’s character, include the quality of the borrower’s financial history, the liquidity of the underlying collateral, and the reliability of the valuation of the underlying collateral.
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
Busey Bank’s lending activities can be summarized into two primary categories: commercial and retail. Lending is further classified into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and retail other loans. A description of each of the five primary areas can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Loans” of Busey’s 2023 Annual Report.
The composition of our loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023	Change	% Change
Commercial loans
C&I and other commercial	$1,942,974	$1,835,994	$106,980	5.8%
Commercial real estate	3,445,514	3,337,337	108,177	3.2%
Real estate construction	410,726	461,717	(50,991)	(11.0)%
Total commercial loans	5,799,214	5,635,048	164,166	2.9%
Retail loans
Retail real estate	1,727,281	1,720,455	6,826	0.4%
Retail other	472,417	295,531	176,886	59.9%
Total retail loans	2,199,698	2,015,986	183,712	9.1%
Total portfolio loans	7,998,912	7,651,034	347,878	4.5%
ACL	(85,226)	(91,740)	6,514	7.1%
Portfolio loans, net of ACL	$7,913,686	$7,559,294	$354,392	4.7%
Portfolio loan growth in 2024 was due to the M&M acquisition. As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters. This posture will continue to impact loan growth, which we expect to remain modest over the next several quarters.
First Busey Corporation (BUSE) | 87

Concentration of Credit Risk
As a matter of policy and practice, we limit the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans in each loan category and class.

	As of
	June 30 2024	December 31 2023
Commercial loans
C&I and other commercial	24.3%	24.0%
Commercial real estate	43.1%	43.6%
Real estate construction	5.1%	6.0%
Total commercial loans	72.5%	73.6%
Retail loans
Retail real estate	21.6%	22.5%
Retail other	5.9%	3.9%
Total retail loans	27.5%	26.4%
Total portfolio loans	100.0%	100.0%
A significant majority of our portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets. The geographic distribution of loans originated in each of these markets is presented in the tables below (dollars in thousands):

	June 30, 2024
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,545,384	$330,847	$23,380	$43,363	$1,942,974
Commercial real estate	2,375,280	642,969	251,342	175,923	3,445,514
Real estate construction	230,573	71,270	49,916	58,967	410,726
Total commercial loans	4,151,237	1,045,086	324,638	278,253	5,799,214
Retail loans
Retail real estate	1,290,690	225,450	130,743	80,398	1,727,281
Retail other	468,870	1,572	884	1,091	472,417
Total retail loans	1,759,560	227,022	131,627	81,489	2,199,698
Total portfolio loans	$5,910,797	$1,272,108	$456,265	$359,742	7,998,912
ACL					(85,226)
Portfolio loans, net of ACL					$7,913,686
First Busey Corporation (BUSE) | 88

	December 31, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,395,020	$369,767	$25,267	$45,940	$1,835,994
Commercial real estate	2,278,348	671,762	219,511	167,716	3,337,337
Real estate construction	255,879	74,805	72,121	58,912	461,717
Total commercial loans	3,929,247	1,116,334	316,899	272,568	5,635,048
Retail loans
Retail real estate	1,284,362	225,610	129,454	81,029	1,720,455
Retail other	290,937	2,344	1,111	1,139	295,531
Total retail loans	1,575,299	227,954	130,565	82,168	2,015,986
Total portfolio loans	$5,504,546	$1,344,288	$447,464	$354,736	7,651,034
ACL					(91,740)
Portfolio loans, net of ACL					$7,559,294
Commercial real estate loans made up 43.1% of our total loan portfolio as of June 30, 2024, and were 28.2% owner occupied. Commercial real estate loans are made across a variety of industries, as depicted in the table below (dollars in thousands). Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of June 30, 2024
	Commercial Real Estate Loans	% of Total Commercial Real Estate Loans		Owned By		% Owner Occupied
				Investor	Occupant
Industry
Industrial/Warehouse	$684,985	19.8%		$306,197	$378,788	55.3%
Retail	577,415	16.7%		490,572	86,843	15.0%
Apartments	555,421	16.1%		555,421	—	—%
Traditional Office	369,861	10.7%		258,872	110,989	30.0%
Specialty	330,447	9.6%		69,268	261,179	79.0%
Medical Office	244,591	7.1%		157,471	87,120	35.6%
Student Housing	244,071	7.1%		244,071	—	—%
Hotel	184,529	5.4%		183,933	596	0.3%
Senior Housing	141,860	4.1%		141,860	—	—%
Restaurant	72,806	2.1%		25,921	46,885	64.4%
Nursing Homes	24,799	0.7%		23,419	1,380	5.6%
Health Care	20,629	0.6%		20,000	629	3.0%
Other	721	—%		522	199	27.6%
Total	$3,452,135	100.0%	—	$2,477,527	$974,608	28.2%
First Busey Corporation (BUSE) | 89

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for credit losses	$2,277	$627	$7,315	$1,580
The ACL and the ratio of ACL to portfolio loan balances is presented below by loan category and class, as of each of the dates indicated (dollars in thousands):

	As of June 30, 2024			As of December 31, 2023
	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$1,942,974	$20,286	1.04%	$1,835,994	$21,256	1.16%
Commercial real estate	3,445,514	35,104	1.02%	3,337,337	35,465	1.06%
Real estate construction	410,726	3,722	0.91%	461,717	5,163	1.12%
Total commercial	5,799,214	59,112	1.02%	5,635,048	61,884	1.10%
Retail
Retail real estate	1,727,281	23,729	1.37%	1,720,455	26,298	1.53%
Retail other	472,417	2,385	0.50%	295,531	3,558	1.20%
Total retail	2,199,698	26,114	1.19%	2,015,986	29,856	1.48%
Total	$7,998,912	$85,226	1.07%	$7,651,034	$91,740	1.20%
As of June 30, 2024, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, prepayment speeds, credit performance trends, portfolio duration, and other factors. The June 30, 2024, ratio of ACL to portfolio loans was impacted by the acquisition of M&M’s Life Equity Loan® portfolio, as Busey did not record an allowance for credit loss for these loans due to the probability of loss at default as permitted under the practical expedient provided within ASC 326-20-35-6. The Life Equity Loan® portfolio balance was $293.2 million as of June 30, 2024, and is included in the retail other loan classification.
First Busey Corporation (BUSE) | 90

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
The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023	Change	% Change
Portfolio loans	$7,998,912	$7,651,034	$347,878	4.5%
Loans 30 – 89 days past due	23,463	5,779	17,684	306.0%
Total assets	11,971,416	12,283,415	(311,999)	(2.5)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$8,393	$7,441	$952	12.8%
Loans 90+ days past due and still accruing	712	375	337	89.9%
Total non-performing loans	9,105	7,816	1,289	16.5%
OREO and other repossessed assets	90	125	(35)	(28.0)%
Total non-performing assets	9,195	7,941	1,254	15.8%
Substandard (excludes 90+ days past due)	86,579	64,347	22,232	34.6%
Classified assets	$95,774	$72,288	$23,486	32.5%

ACL	$85,226	$91,740	$(6,514)	(7.1)%
Bank Tier 1 Capital	1,410,287	1,362,962	47,325	3.5%

Ratios
ACL to portfolio loans	1.07%	1.20%	(13) bps
ACL to non-accrual loans	1,015.44%	1,232.90%	NM
ACL to non-performing loans	936.04%	1,173.75%	NM
ACL to non-performing assets	926.87%	1,155.27%	NM
Non-accrual loans to portfolio loans	0.10%	0.10%	— bps
Non-performing loans to portfolio loans	0.11%	0.10%	1 bps
Non-performing assets to total assets	0.08%	0.06%	2 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.11%	0.10%	1 bps
Classified assets to Bank Tier 1 Capital and ACL	6.40%	4.97%	143 bps
First Busey Corporation (BUSE) | 91

Asset quality remains strong by both Busey’s historical and current industry trends, and our operating mandate and focus have been on emphasizing credit quality over asset growth.
Non-performing loan balances increased to $9.1 million as of June 30, 2024, compared to $7.8 million as of December 31, 2023. Non-performing loans represented 0.11% of portfolio loans as of June 30, 2024, compared to 0.10% as of December 31, 2023. Our allowance for credit losses provided 936.04% coverage of non-performing loans at June 30, 2024, compared to 1,173.75% at December 31, 2023.
Non-performing assets, which includes non-performing loans, OREO, and other repossessed assets, increased to $9.2 million as of June 30, 2024, compared to $7.9 million as of December 31, 2023. Non-performing assets represented 0.08% of total assets as of June 30, 2024, compared to 0.06% as of December 31, 2023. Our allowance for credit losses provided 926.87% coverage of our non-performing assets at June 30, 2024, compared to 1,155.27% at December 31, 2023.
Classified assets, which includes non-performing assets and substandard loans, increased to $95.8 million as of June 30, 2024, compared to $72.3 million as of December 31, 2023. Classified assets represented 6.40% of Busey Bank’s Tier 1 capital and ACL at June 30, 2024, compared to 4.97% at December 31, 2023.
Net charge-offs totaled $9.9 million and $15.1 million for the three and six months ended June 30, 2024, respectively, compared to $0.7 million and $1.5 million for the comparable periods in 2023. Increases in net charge-offs during both the first and second quarters of 2024 were attributable to a single C&I credit relationship.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $86.6 million as of June 30, 2024, compared to $64.3 million as of December 31, 2023. Management continues to monitor these loans and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of June 30, 2024, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits decreased by 3.1% to $10.0 billion as of June 30, 2024, compared to $10.3 billion as of December 31, 2023. The quality of our core deposit3 franchise coupled with cash flows from our securities portfolio allows us to fund loan growth while limiting our reliance on higher cost wholesale funding alternatives. We focus on deepening our relationships with customers to maintain and protect our strong core deposit franchise. As of June 30, 2024, our average customer tenure was 16.8 years for retail customers and 12.5 years for commercial customers. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 96.4% of total deposits as of June 30, 2024, compared to 96.2% as of December 31, 2023. Our estimated amount of uninsured deposits was $3.7 billion as of June 30, 2024, compared to $3.8 billion as of December 31, 2023.
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 92

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
Average liquid assets are summarized in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average liquid assets
Cash and due from banks	$109,776	$118,860	$107,679	$117,013
Interest-bearing bank deposits	236,605	116,998	362,608	112,550
Total average liquid assets	$346,381	$235,858	$470,287	$229,563

Average liquid assets as a percent of average total assets	2.9%	1.9%	3.9%	1.9%
Cash and unencumbered securities on our Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Cash and unencumbered securities
Total cash and cash equivalents	$285,269	$719,581
Debt securities available for sale	1,829,896	2,087,571
Debt securities available for sale pledged as collateral	(591,658)	(649,769)
Cash and unencumbered securities	$1,523,507	$2,157,383
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, and our revolving credit facility, as summarized in the table below (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Additional available borrowing capacity
FHLB	$1,978,784	$1,898,737
Federal Reserve Bank	645,645	598,878
Federal funds purchased	477,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,141,929	$3,020,115
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.
First Busey Corporation (BUSE) | 93

As of June 30, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Outstanding loan commitments and standby letters of credit	$2,509,424	$2,176,496
Reserve for unfunded commitments	6,015	7,062
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for unfunded commitments expense (release)	$(369)	$265	$(1,047)	$(370)
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of June 30, 2024:

	Minimum Capital Requirements with Capital Buffer	As of June 30, 2024
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	13.20%	15.59%
Tier 1 Capital to Risk Weighted Assets	8.50%	14.04%	15.59%
Total Capital to Risk Weighted Assets	10.50%	17.50%	16.54%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	10.69%	11.83%
For further discussion of capital resources and requirements, see “Note 7: Regulatory Capital.”
First Busey Corporation (BUSE) | 94

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
First Busey Corporation (BUSE) | 95

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
First Busey Corporation (BUSE) | 96

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue, Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
PRE-PROVISION NET REVENUE
Net interest income		$82,434	$78,670	$158,201	$164,527
Total noninterest income		33,801	28,012	68,801	59,860
Net security (gains) losses		353	2,059	6,728	2,675
Total noninterest expense		(75,537)	(69,205)	(146,306)	(139,608)
Pre-provision net revenue		41,051	39,536	87,424	87,454
Non-GAAP adjustments:
Acquisition and other restructuring expenses		2,212	12	2,620	12
Provision for unfunded commitments		(369)	265	(1,047)	(370)
Amortization of NMTC		—	2,259	—	4,480
Gain on sale of mortgage service rights		(277)	—	(7,742)	—
Adjusted pre-provision net revenue		$42,617	$42,072	$81,255	$91,576

Pre-provision net revenue, annualized	[a]	$165,106	$158,578	$175,809	$176,358
Adjusted pre-provision net revenue, annualized	[b]	171,405	168,750	163,403	184,670
Average total assets	[c]	12,089,692	12,209,865	12,056,950	12,236,643

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.37%	1.30%	1.46%	1.44%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.42%	1.38%	1.36%	1.51%
___________________________________________
1.Annualized measure.
First Busey Corporation (BUSE) | 97

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$27,357	$29,364	$53,582	$66,150
Non-GAAP adjustments for non-operating items:
Acquisition expenses:
Salaries, wages, and employee benefits		1,137	—	1,137	—
Data processing		344	—	444	—
Professional fees, occupancy, furniture and fixtures, and other		731	12	916	12
Other restructuring expenses:
Salaries, wages, and employee benefits		—	—	123	—
Related tax benefit[1]		(553)	(3)	(655)	(3)
Adjusted net income	[b]	$29,016	$29,373	$55,547	$66,159

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	57,853,231	56,195,801	57,129,865	56,187,820

Reported: Diluted earnings per share	[a÷c]	0.47	0.52	0.94	1.18
Adjusted: Diluted earnings per share	[b÷c]	0.50	0.52	0.97	1.18

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$110,029	$117,779	$107,753	$133,396
Adjusted net income, annualized	[e]	116,702	117,815	111,704	133,415
Average total assets	[f]	12,089,692	12,209,865	12,056,950	12,236,643

Reported: Return on average assets[2]	[d÷f]	0.91%	0.96%	0.89%	1.09%
Adjusted: Return on average assets[2]	[e÷f]	0.97%	0.96%	0.93%	1.09%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,331,815	$1,207,935	$1,303,770	$1,189,479
Average goodwill and other intangible assets, net		(376,224)	(360,641)	(364,620)	(361,990)
Average tangible common equity	[g]	$955,591	$847,294	$939,150	$827,489

Reported: Return on average tangible common equity[2]	[d÷g]	11.51%	13.90%	11.47%	16.12%
Adjusted: Return on average tangible common equity[2]	[e÷g]	12.21%	13.90%	11.89%	16.12%
___________________________________________
1.Tax benefits were calculated by multiplying acquisition expenses and other restructuring expenses by the effective tax rate for each period. Effective tax rates used in this calculation were 25.0% and 20.5% for the three months ended June 30, 2024 and 2023, respectively, and were 25.0% and 20.5% for the six months ended June 30, 2024 and 2023.
2.Annualized measure.
First Busey Corporation (BUSE) | 98

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Net interest income		$82,434	$78,670	$158,201	$164,527
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		402	561	851	1,119
Tax-equivalent net interest income		82,836	79,231	159,052	165,646
Purchase accounting accretion related to business combinations		(812)	(413)	(1,016)	(816)
Adjusted net interest income		$82,024	$78,818	$158,036	$164,830

Tax-equivalent net interest income, annualized	[a]	$333,165	$317,795	$319,852	$334,038
Adjusted net interest income, annualized	[b]	329,899	316,138	317,809	332,392
Average interest-earning assets	[c]	10,993,907	11,130,298	10,996,905	11,155,291

Reported: Net interest margin[2]	[a÷c]	3.03%	2.86%	2.91%	2.99%
Adjusted: Net interest margin[2]	[b÷c]	3.00%	2.84%	2.89%	2.98%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

First Busey Corporation (BUSE) | 99

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Operating Revenue, Adjusted Noninterest Income to Operating Revenue, Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-Operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Net interest income	[a]	$82,434	$78,670	$158,201	$164,527
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		402	561	851	1,119
Tax-equivalent net interest income	[b]	$82,836	$79,231	$159,052	$165,646

Total noninterest income		$33,801	$28,012	$68,801	$59,860
Non-GAAP adjustments:
Net security (gains) losses		353	2,059	6,728	2,675
Noninterest income excluding net securities gains and losses	[c]	34,154	30,071	75,529	62,535
Further adjustments:
Gain on sale of mortgage servicing rights		(277)	—	(7,742)	—
Adjusted noninterest income	[d]	$33,877	$30,071	$67,787	$62,535

Tax-equivalent revenue	[e = b+c]	$116,990	$109,302	$234,581	$228,181
Adjusted tax-equivalent revenue	[f = b+d]	116,713	109,302	226,839	228,181
Operating revenue	[g = a+d]	116,311	108,741	225,988	227,062

Adjusted noninterest income to operating revenue	[d÷g]	29.13%	27.65%	30.00%	27.54%
(continued)
First Busey Corporation (BUSE) | 100

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Operating Revenue, Adjusted Noninterest Income to Operating Revenue, Noninterest Expense Excluding Amortization of Intangible Assets, Adjusted Noninterest Expense,
Adjusted Core Expense, Noninterest Expense Excluding Non-Operating Adjustments,
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio (Continued)
(dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Total noninterest expense		$75,537	$69,205	$146,306	$139,608
Non-GAAP adjustments:
Amortization of intangible assets	[h]	(2,629)	(2,669)	(5,038)	(5,398)
Noninterest expense excluding amortization of intangible assets	[i]	72,908	66,536	141,268	134,210
Non-operating adjustments:
Salaries, wages, and employee benefits		(1,137)	—	(1,260)	—
Data processing		(344)	—	(444)	—
Professional fees, occupancy, furniture and fixtures, and other		(731)	(12)	(916)	(12)
Adjusted noninterest expense	[j]	70,696	66,524	138,648	134,198
Provision for unfunded commitments		369	(265)	1,047	370
Amortization of NMTC		—	(2,259)	—	(4,480)
Adjusted core expense	[k]	$71,065	$64,000	$139,695	$130,088

Noninterest expense, excluding non-operating adjustments	[j-h]	$73,325	$69,193	$143,686	$139,596

Reported: Efficiency ratio	[i÷e]	62.32%	60.87%	60.22%	58.82%
Adjusted: Efficiency ratio	[j÷f]	60.57%	60.86%	61.12%	58.81%
Adjusted: Core efficiency ratio	[k÷f]	60.89%	58.55%	61.58%	57.01%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
First Busey Corporation (BUSE) | 101

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		June 30 2024	December 31 2023
Total stockholders' equity		$1,333,810	$1,271,981
Goodwill and other intangible assets, net		(370,580)	(353,864)
Tangible book value	[a]	$963,230	$918,117

Ending number of common shares outstanding	[b]	56,746,937	55,244,119

Tangible book value per common share	[a÷b]	$16.97	$16.62

Tangible Assets, Tangible Common Equity, and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		June 30, 2024	December 31, 2023
Total assets		$11,971,416	$12,283,415
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(370,580)	(353,864)
Tax effect of other intangible assets[1]		7,687	6,888
Tangible assets[2]	[a]	$11,608,523	$11,936,439

Total stockholders' equity		$1,333,810	$1,271,981
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(370,580)	(353,864)
Tax effect of other intangible assets[1]		7,687	6,888
Tangible common equity[2]	[b]	$970,917	$925,005

Tangible common equity to tangible assets[2]	[b÷a]	8.36%	7.75%
___________________________________________
1.Net of estimated deferred tax liability, calculated using the estimated statutory tax rate of 28%.
2.Tax-effected measure.
First Busey Corporation (BUSE) | 102

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Core Deposits, Core Deposits to Total Deposits, and Portfolio Loans to Core Deposits
(dollars in thousands)

		As of
		June 30, 2024	December 31, 2023
Portfolio loans	[a]	$7,998,912	$7,651,034

Total deposits	[b]	$9,976,135	$10,291,156
Non-GAAP adjustments:
Brokered deposits, excluding brokered time deposits of $250,000 or more		(43,089)	(6,001)
Time deposits of $250,000 or more		(314,461)	(386,286)
Core deposits	[c]	$9,618,585	$9,898,869

RATIOS
Core deposits to total deposits	[c÷b]	96.42%	96.19%
Portfolio loans to core deposits	[a÷c]	83.16%	77.29%
First Busey Corporation (BUSE) | 103

FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of Busey’s management, and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this Quarterly Report, including forward-looking statements, speak only as of the date they are made, and Busey undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the ability of Busey to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (2) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the Israeli-Palestinian conflict); (3) changes in state and federal laws, regulations, and governmental policies concerning Busey's general business (including changes in response to the failures of other banks or as a result of the upcoming 2024 presidential election); (4) changes in accounting policies and practices; (5) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates) (6) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (7) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (8) the loss of key executives or associates; (9) changes in consumer spending; (10) unexpected results of acquisitions (including the acquisition of M&M); (11) unexpected outcomes of existing or new litigation, investigations, or inquiries involving Busey (including with respect to Busey’s Illinois franchise taxes); (12) fluctuations in the value of securities held in Busey’s securities portfolio; (13) concentrations within Busey’s loan portfolio (including commercial real estate loans), large loans to certain borrowers, and large deposits from certain clients; (14) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (15) the level of non-performing assets on Busey’s balance sheets; (16) interruptions involving information technology and communications systems or third-party servicers; (17) breaches or failures of information security controls or cybersecurity-related incidents; and (18) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Additional information concerning Busey and its business, including additional factors that could materially affect Busey’s financial results, is included in Busey’s filings with the Securities and Exchange Commission including Busey’s 2023 Annual Report.
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
First Busey Corporation (BUSE) | 104

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
First Busey Corporation (BUSE) | 105

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
First Busey Corporation (BUSE) | 106

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
+400	7.00%	7.38%	8.46%	8.55%
+300	5.25%	5.49%	6.36%	6.34%
+200	3.52%	3.64%	4.28%	4.20%
+100	1.77%	1.81%	2.16%	2.10%
- 100	(1.58)%	(1.91)%	(2.74)%	(2.98)%
-200	(3.22)%	(3.86)%	(5.63)%	(6.12)%
-300	(4.69)%	(5.60)%	(8.57)%	(9.17)%
-400	(5.64)%	(6.91)%	(11.40)%	(11.36)%
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of June 30, 2024, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
First Busey Corporation (BUSE) | 107

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the second quarter of 2024, Busey purchased no shares under the repurchase plan. As of June 30, 2024, the Company had 1,919,275 shares that may still be purchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Plan Adoptions
During the three months ended June 30, 2024, none of Busey’s directors or executive officers adopted any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
First Busey Corporation (BUSE) | 108

Insider Trading Plan Terminations
On May 15, 2024, a Rule 10b5-1 trading plan that was initially adopted on May 25, 2022, by Michael D. Cassens, a member of Busey’s board of directors, expired. No other Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements expired or were terminated by our directors or executive officers during the three months ended June 30, 2024.
First Busey Corporation (BUSE) | 109

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
First Busey Corporation (BUSE) | 110

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as of August 6, 2024, thereunto duly authorized.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)
First Busey Corporation (BUSE) | 111