Form 10-Q
period 2024-09-30
FIRST BUSEY CORP /NV/
filed 2024-11-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common Stock, $.001 par value	56,877,956

FIRST BUSEY CORPORATION
FORM 10-Q
September 30, 2024
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

bps	basis points
C&I	Commercial and industrial loans
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CrossFirst	CrossFirst Bankshares, Inc.
DFPR	Illinois Department of Financial and Professional Regulation
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “Busey,” the “Company,” “we,” “us,” and “our”
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
NMTC	New Markets Tax Credit
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
First Busey Corporation (BUSE) | 3

Term	Definition
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
Stock Repurchase Plan	Stock repurchase program approved by First Busey Corporation's board of directors on February 3, 2015
Term Loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021. This term loan was paid off in the first quarter of 2024.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 4

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
First Busey Corporation (BUSE) | 5

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	As of
	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$149,845	$134,680
Interest-bearing deposits	403,864	584,901
Total cash and cash equivalents	553,709	719,581

Debt securities available for sale	1,818,117	2,087,571
Debt securities held to maturity	838,883	872,628
Equity securities	10,315	9,812
Loans held for sale	11,523	2,379
Portfolio loans (net of ACL of $84,981 at September 30, 2024, and $91,740 at December 31, 2023)	7,724,116	7,559,294
Premises and equipment, net	120,279	122,594
Right of use assets	11,100	11,027
Goodwill	333,498	317,873
Other intangible assets, net	34,751	35,991
Cash surrender value of bank owned life insurance	184,007	182,975
Other assets	346,541	361,690
Total assets	$11,986,839	$12,283,415

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$2,683,543	$2,834,655
Interest-bearing	7,259,698	7,456,501
Total deposits	9,943,241	10,291,156

Securities sold under agreements to repurchase	128,429	187,396
Short-term borrowings	—	12,000
Long-term debt	—	18,000
Subordinated notes, net of unamortized issuance costs	227,482	222,882
Junior subordinated debt owed to unconsolidated trusts	74,754	71,993
Lease liabilities	11,470	11,308
Other liabilities	198,579	196,699
Total liabilities	10,583,955	11,011,434

Outstanding commitments and contingent liabilities (see Notes 5 and 11)

Stockholders’ equity
Common stock, ($.001 par value; 100,000,000 shares authorized)	60	58
Additional paid-in capital	1,358,816	1,323,595
Retained earnings	279,868	237,197
AOCI	(170,913)	(218,803)
Total stockholders’ equity before treasury stock	1,467,831	1,342,047
Treasury stock at cost	(64,947)	(70,066)
Total stockholders’ equity	1,402,884	1,271,981
Total liabilities and stockholders’ equity	$11,986,839	$12,283,415

Shares
Common shares issued	59,546,273	58,116,969
Less: Treasury shares	(2,674,032)	(2,872,850)
Common shares outstanding	56,872,241	55,244,119
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 6

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$111,336	$99,844	$320,302	$284,423
Interest and dividends on investment securities:
Taxable interest income	17,789	20,549	56,264	60,224
Non-taxable interest income	283	685	918	2,136
Other interest income	5,092	1,591	14,590	3,890
Total interest income	134,500	122,669	392,074	350,673

Interest expense
Deposits	46,634	37,068	134,311	78,576
Federal funds purchased and securities sold under agreements to repurchase	981	1,327	3,393	3,772
Short-term borrowings	26	1,964	676	12,527
Long-term debt	—	425	300	1,331
Subordinated notes	3,181	3,103	9,467	9,300
Junior subordinated debt owed to unconsolidated trusts	1,137	991	3,185	2,849
Total interest expense	51,959	44,878	151,332	108,355

Net interest income	82,541	77,791	240,742	242,318
Provision for credit losses	2	364	7,317	1,944
Net interest income after provision for credit losses	82,539	77,427	233,425	240,374

Noninterest income
Wealth management fees	15,378	14,235	46,844	43,594
Fees for customer services	8,168	7,502	23,022	21,560
Payment technology solutions	5,265	5,226	16,889	15,772
Mortgage revenue	355	311	1,579	871
Income on bank owned life insurance	1,189	1,001	4,050	3,682
Realized net gains (losses) on the sale of mortgage servicing rights	(18)	—	7,724	—
Realized net gains (losses) on securities	(11)	(33)	(6,817)	(207)
Unrealized net gains (losses) recognized on equity securities	833	(252)	911	(2,753)
Other noninterest income	4,792	3,018	10,550	8,349
Total noninterest income	35,951	31,008	104,752	90,868

Noninterest expense
Salaries, wages, and employee benefits	44,593	39,677	130,161	119,867
Data processing	6,910	5,930	20,560	17,472
Net occupancy expense of premises	4,633	4,594	13,943	13,896
Furniture and equipment expenses	1,647	1,638	5,155	5,065
Professional fees	3,118	1,542	7,866	4,573
Amortization of intangible assets	2,548	2,555	7,586	7,953
Interchange expense	1,352	1,786	4,696	5,509
FDIC insurance	1,413	1,475	4,273	4,483
Other noninterest expense	9,712	11,748	27,992	31,735
Total noninterest expense	75,926	70,945	222,232	210,553

Income before income taxes	42,564	37,490	115,945	120,689
Income taxes	10,560	6,824	30,359	23,873
Net income	$32,004	$30,666	$85,586	$96,816

Basic earnings per common share	$0.56	$0.55	$1.52	$1.75
Diluted earnings per common share	$0.55	$0.54	$1.49	$1.72
Dividends declared per share of common stock	$0.24	$0.24	$0.72	$0.72
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$32,004	$30,666	$85,586	$96,816
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale, net of taxes of $(15,664), $10,746, $(13,878), and $6,728, respectively	39,286	(26,950)	34,810	(16,872)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income, net of taxes of $(3), $(9), $(1,943), and $(59), respectively	8	24	4,874	148
Amortization of unrecognized losses on securities transferred to held to maturity, net of taxes of $(394), $(420), $(1,195), and $(1,346), respectively	990	1,056	2,999	3,379
Net change in unrealized/unrecognized gains (losses) on debt securities	40,284	(25,870)	42,683	(13,345)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges, net of taxes of $(2,965), $2,220, $(84), and $3,412, respectively	7,439	(5,577)	211	(8,563)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of taxes of $(674), ($652), $(1,992), and ($1,776), respectively	1,690	1,638	4,996	4,456
Net change in unrealized gains (losses) on cash flow hedges	9,129	(3,939)	5,207	(4,107)
OCI	49,413	(29,809)	47,890	(17,452)
Total comprehensive income	$81,417	$857	$133,476	$79,364
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 8

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2024	56,746,937	$60	$1,360,430	$261,820	$(220,326)	$(68,174)	$1,333,810
Net income	—	—	—	32,004	—	—	32,004
OCI, net of tax	—	—	—	—	49,413	—	49,413
Issuance of treasury stock for ESPP	13,109	—	(73)	—	—	338	265
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	112,143	—	(4,142)	—	—	2,888	(1,254)
Net issuance of treasury stock for options exercised, net of shares redeemed and related tax	52	—	(1)	—	—	1	—
Cash dividends on common stock at $0.24 per share	—	—	—	(13,645)	—	—	(13,645)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	311	(311)	—	—	—
Stock-based compensation	—	—	2,291	—	—	—	2,291
Balance, September 30, 2024	56,872,241	$60	$1,358,816	$279,868	$(170,913)	$(64,947)	$1,402,884

	Nine Months Ended September 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2023	55,244,119	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	85,586	—	—	85,586
OCI, net of tax	—	—	—	—	47,890	—	47,890
Stock issued in acquisition, net of stock issuance costs	1,429,304	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	45,679	—	(250)	—	—	1,176	926
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	153,087	—	(5,592)	—	—	3,942	(1,650)
Net issuance of treasury stock for options exercised, net of shares redeemed and related tax	52	—	(1)	—	—	1	—
Cash dividends on common stock at $0.72 per share	—	—	—	(40,520)	—	—	(40,520)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,004	(1,004)	—	—	—
Stock-based compensation	—	—	5,828	—	—	—	5,828
Balance, September 30, 2024	56,872,241	$60	$1,358,816	$279,868	$(170,913)	$(64,947)	$1,402,884
(continued)
First Busey Corporation (BUSE) | 9

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2023	55,290,847	$58	$1,325,173	$207,660	$(260,921)	$(70,022)	$1,201,948
Net income	—	—	—	30,666	—	—	30,666
OCI, net of tax	—	—	—	—	(29,809)	—	(29,809)
Repurchase of stock	(65,123)	—	—	—	—	(1,278)	(1,278)
Issuance of treasury stock for ESPP	11,291	—	(106)	—	—	290	184
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	105,002	—	(3,593)	—	—	2,704	(889)
Cash dividends on common stock at $0.24 per share	—	—	—	(13,267)	—	—	(13,267)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	361	(361)	—	—	—
Stock-based compensation	—	—	2,603	—	—	—	2,603
Balance, September 30, 2023	55,342,017	$58	$1,324,438	$224,698	$(290,730)	$(68,306)	$1,190,158

	Nine Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	55,279,124	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	96,816	—	—	96,816
OCI, net of tax	—	—	—	—	(17,452)	—	(17,452)
Repurchase of stock	(110,123)	—	—	—	—	(2,209)	(2,209)
Issuance of treasury stock for ESPP	51,885	—	(451)	—	—	1,335	884
Net issuance of treasury stock for RSU/DSU vesting and related tax	120,137	—	(4,083)	—	—	3,094	(989)
Net issuance of treasury stock for warrants exercised	994	—	(17)	—	—	26	9
Cash dividends on common stock at $0.72 per share	—	—	—	(39,806)	—	—	(39,806)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,081	(1,081)	—	—	—
Stock-based compensation	—	—	6,928	—	—	—	6,928
Balance, September 30, 2023	55,342,017	$58	$1,324,438	$224,698	$(290,730)	$(68,306)	$1,190,158
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 10

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities
Net income	$85,586	$96,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,317	1,944
Amortization of intangible assets	7,586	7,953
Amortization of mortgage servicing rights	826	2,155
Amortization of NMTC	—	6,740
Depreciation and amortization of premises and equipment	7,186	7,052
Net amortization (accretion) on portfolio loans	3,602	5,399
Net amortization (accretion) of premium (discount) on investment securities	6,848	11,351
Net amortization (accretion) of premium (discount) on time deposits	87	(223)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	856	764
Impairment of OREO and other repossessed assets	—	113
Impairment of fixed assets held for sale	369	—
Impairment of mortgage servicing rights	233	1
Unrealized (gains) losses recognized on equity securities, net	(911)	2,753
(Gain) loss on sales of debt securities, net	6,817	207
(Gain) loss on sales of mortgage servicing rights	(7,724)	—
(Gain) loss on sales of loans, net	(1,307)	(603)
(Gain) loss on sales of OREO and other repossessed assets	(549)	4
(Gain) loss on sales of premises and equipment	(32)	(197)
(Gain) loss on life insurance proceeds	(895)	(759)
(Increase) decrease in cash surrender value of bank owned life insurance	(3,155)	(2,923)
Provision for deferred income taxes	1,905	(2,000)
Stock-based compensation	5,828	6,928
Proceeds from the sale of mortgage servicing rights	9,796	—
Mortgage loans originated for sale	(85,741)	(28,663)
Proceeds from sales of mortgage loans	78,006	27,418
(Increase) decrease in other assets	10,082	(15,072)
Increase (decrease) in other liabilities	(6,655)	171
Net cash provided by (used in) operating activities	125,961	127,329

Cash flows provided by (used in) investing activities
Purchases of equity securities	(647)	(6,169)
Purchases of debt securities available for sale	(31,149)	(7,796)
Proceeds from sales of equity securities	1,055	6,169
Proceeds from sales of debt securities available for sale	101,361	—
Proceeds from paydowns and maturities of debt securities held to maturity	35,932	38,172
Proceeds from paydowns and maturities of debt securities available for sale	251,175	253,648
Purchases of FHLB and other bank stock	(24)	(30,957)
Proceeds from the redemption of FHLB and other bank stock	884	43,926
Net (increase) decrease in loans	241,463	(137,843)
Net cash received in (paid for) acquisitions (see Note 2)	18,377	—
Cash paid for premiums on bank-owned life insurance	(74)	(80)
Proceeds from life insurance	3,092	2,292
Purchases of premises and equipment	(4,504)	(6,750)
Proceeds from disposition of premises and equipment	1,341	3,881
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	636	781
Net cash provided by (used in) investing activities	618,918	159,274
(continued)
First Busey Corporation (BUSE) | 11

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(740,840)	$261,305
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(60,150)	(46,104)
Net increase (decrease) in short-term borrowings	(36,000)	(335,000)
Repayment of other borrowings	(31,450)	(13,054)
Cash dividends paid	(40,520)	(39,806)
Purchase of treasury stock	—	(2,209)
Cash paid for withholding taxes on stock-based payments	(1,650)	(989)
Proceeds from stock warrants exercised	—	9
Common stock issuance costs	(141)	—
Net cash provided by (used in) financing activities	(910,751)	(175,848)

Net increase (decrease) in cash and cash equivalents	$(165,872)	$110,755
Cash and cash equivalents, beginning of period	719,581	227,164
Cash and cash equivalents, ending of period	$553,709	$337,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$146,302	$89,572
Income taxes	12,388	23,594

Non-cash investing and financing activities:
OREO acquired in settlement of loans	26	144
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 12

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is an $11.99 billion financial holding company headquartered in Champaign, Illinois. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
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
For additional information about First Busey's operating segments, see “Note 16. Operating Segments and Related Information.”
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
First Busey Corporation (BUSE) | 13

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Income Taxes
During the nine months ended September 30, 2024, Busey recorded an estimated one-time deferred tax valuation adjustment of $1.4 million resulting from a change to our Illinois apportionment rate due to recently enacted regulations. These new regulations are expected to lower our ongoing tax obligation in future periods, but create a negative adjustment to the carrying value of our deferred tax asset in the current year.
As of September 30, 2024, Busey Bank is under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings.
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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant events subsequent to the quarter ended September 30, 2024, through the filing date of these unaudited consolidated financial statements.
NOTE 2. MERGERS AND ACQUISITIONS
CrossFirst Bankshares, Inc.
On August 26, 2024, Busey and CrossFirst, a Kansas corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, CrossFirst will merge with and into Busey, with Busey as the surviving corporation in the merger (the “Merger”). The Merger Agreement further provides that at a date and time following the Merger as determined by Busey, CrossFirst Bank, a Kansas state-chartered bank and a wholly owned subsidiary of CrossFirst, will merge with and into Busey Bank, with Busey Bank as the surviving bank (the “Bank Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of CrossFirst common stock outstanding immediately prior to the Effective Time, other than certain shares held by CrossFirst or Busey, will be converted into the right to receive 0.6675 of a share of Busey common stock. Upon completion of the Merger, holders of Busey common stock (“Busey stockholders”) will own approximately 63.5% of the combined company and holders of CrossFirst common stock (“CrossFirst stockholders”) will own approximately 36.5% of the combined company, on a fully-diluted basis.
First Busey Corporation (BUSE) | 15

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Completion of the merger is subject to customary closing conditions, including the approval of both Busey stockholders and CrossFirst stockholders and the requisite regulatory approvals for the Merger and the Bank Merger. With approvals, the parties expect to close the merger in the first or second quarter of 2025. In connection with the Merger, Busey incurred one-time pre-tax acquisition-related expenses of $1.3 million and $1.5 million during the three and nine months months ended September 30, 2024, respectively.
Merchants and Manufacturers Bank Corporation
Effective April 1, 2024, Busey completed its previously announced acquisition of M&M, pursuant to which Busey acquired M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expands Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
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
First Busey Corporation (BUSE) | 16

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As the total consideration paid for M&M exceeded the estimated fair value of net assets acquired, goodwill of $15.6 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago metropolitan market, and was assigned to the Banking operating segment. None of the goodwill recognized in the M&M acquisition is expected to be tax deductible.
Acquisition Date Fair Values
Estimated acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were as follows (dollars in thousands):

April 1, 2024
Assets acquired
Cash and cash equivalents	$33,577
Securities	8,086
Portfolio loans, net of ACL	417,230
Right of use assets	253
Premises and equipment	2,045
Other intangible assets	6,346
Accrued interest receivable	4,992
Prepaid assets	185
Deferred tax assets	582
Accounts receivable	42
Mortgage servicing rights	55
Other assets	4,632
Total assets acquired	478,024

Liabilities assumed
Deposits	392,838
Borrowings	43,887
Lease liabilities	253
Other liabilities	7,096
Total liabilities assumed	444,074

Net assets acquired	$33,950

Consideration paid
Cash	$15,200
Common stock	34,375
Total consideration paid	$49,575

Goodwill	$15,625
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
Other Acquisition Costs
In connection with the M&M acquisition, Busey incurred $0.6 million and $2.9 million in pre-tax acquisition expenses during the three and nine months ended September 30, 2024, respectively, comprised primarily of salaries, wages and employee benefits; data processing; and professional fees, which are reported as components of noninterest expense on the accompanying Consolidated Statements of Income (Unaudited).
First Busey Corporation (BUSE) | 18

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities summarized by major category (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
U.S. Treasury securities[1]	$250	$—	$—	$250
Obligations of U.S. government corporations and agencies[2]	1,515	—	(7)	1,508
Obligations of states and political subdivisions[3]	168,052	144	(13,144)	155,052
Asset-backed securities[3]	405,280	92	—	405,372
Commercial mortgage-backed securities	106,543	228	(12,492)	94,279
Residential mortgage-backed securities	1,161,213	179	(159,225)	1,002,167
Corporate debt securities	166,818	118	(7,447)	159,489
Total debt securities available for sale	$2,009,671	$761	$(192,315)	$1,818,117

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$419,685	$—	$(64,780)	$354,905
Residential mortgage-backed securities	419,198	—	(61,734)	357,464
Total debt securities held to maturity	$838,883	$—	$(126,514)	$712,369
___________________________________________
1.Gross losses were insignificant, rounding to zero thousand.
2.Gross gains were insignificant, rounding to zero thousand.
3.Includes securities marked at par, with no gain or loss to report.

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

	As of September 30, 2024
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$86,812	$85,513
Due after one year through five years	128,399	123,444
Due after five years through ten years	558,784	539,952
Due after ten years	1,235,676	1,069,208
Debt securities available for sale	$2,009,671	$1,818,117

Debt securities held to maturity
Due after one year through five years	$83,464	$80,274
Due after five years through ten years	14,678	13,103
Due after ten years	740,741	618,992
Debt securities held to maturity	$838,883	$712,369
First Busey Corporation (BUSE) | 20

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized gains and losses on debt securities
Gross gains on debt securities	$—	$10	$1	$20
Gross (losses) on debt securities[1]	(11)	(43)	(6,818)	(227)
Realized net gains (losses) on debt securities	$(11)	$(33)	$(6,817)	$(207)
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
Debt securities with carrying amounts of $906.8 million on September 30, 2024, and $837.4 million on December 31, 2023, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

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

	As of September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
U.S. Treasury securities[1]	$—	$—	$250	$—	$250	$—
Obligations of U.S. government corporations and agencies	—	—	1,425	(7)	1,425	(7)
Obligations of states and political subdivisions	2,518	(97)	134,373	(13,047)	136,891	(13,144)
Commercial mortgage-backed securities	—	—	89,272	(12,492)	89,272	(12,492)
Residential mortgage-backed securities	877	(2)	993,631	(159,223)	994,508	(159,225)
Corporate debt securities	784	(9)	150,295	(7,438)	151,079	(7,447)
Debt securities available for sale with gross unrealized losses	$4,179	$(108)	$1,369,246	$(192,207)	$1,373,425	$(192,315)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$354,905	$(64,780)	$354,905	$(64,780)
Residential mortgage-backed securities	357,464	(61,734)	357,464	(61,734)
Debt securities held to maturity with gross unrecognized losses	$712,369	$(126,514)	$712,369	$(126,514)
___________________________________________
1.Gross losses were insignificant, rounding to zero thousand.
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

First Busey Corporation (BUSE) | 23

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of September 30, 2024
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,373,425	$712,369	$2,085,794
Gross unrealized or unrecognized losses on debt securities	192,315	126,514	318,829
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	14.0%	17.8%	15.3%

Count of debt securities	704	55	759
Count of debt securities in an unrealized or unrecognized loss position	572	55	627

	As of December 31, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,062,817	$730,397	$2,793,214
Gross unrealized or unrecognized losses on debt securities	247,245	142,231	389,476
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.0%	19.5%	13.9%

Count of debt securities	835	55	890
Count of debt securities in an unrealized or unrecognized loss position	779	55	834
Unrealized and unrecognized losses are related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of September 30, 2024, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.
First Busey Corporation (BUSE) | 24

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and activity is presented in the following table (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Commercial loans
C&I and other commercial	$1,877,497	$1,835,994
Commercial real estate	3,355,807	3,337,337
Real estate construction	397,977	461,717
Total commercial loans	5,631,281	5,635,048
Retail loans
Retail real estate	1,708,771	1,720,455
Retail other	469,045	295,531
Total retail loans	2,177,816	2,015,986

Total portfolio loans	7,809,097	7,651,034
ACL	(84,981)	(91,740)
Portfolio loans, net	$7,724,116	$7,559,294
Net deferred loan origination costs included in the balances above were $12.0 million as of September 30, 2024, compared to $13.5 million as of December 31, 2023. Net accretable purchase accounting adjustments included in the balances above reduced loans by $9.7 million as of September 30, 2024, and $4.5 million as of December 31, 2023.
Busey did not purchase any retail real estate loans during the three months ended September 30, 2024, and elected to purchase $6.9 million of retail real estate loans during the nine months ended September 30, 2024. Busey did not purchase any retail real estate loans during the corresponding periods of 2023.
Pledged Loans
The principal balance of loans Busey has pledged as collateral to the FHLB and Federal Reserve Bank for liquidity as set forth in the table below (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Pledged loans
FHLB	$4,935,257	$4,865,481
Federal Reserve Bank	755,936	722,914
Total pledged loans	$5,691,193	$5,588,395
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
First Busey Corporation (BUSE) | 26

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is a summary of risk grades of our portfolio loans, segregated by loan category and lending activity (dollars in thousands):

	As of September 30, 2024
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,535,598	$257,892	$38,374	$41,291	$4,342	$1,877,497
Commercial real estate	2,814,481	454,016	55,178	31,582	550	3,355,807
Real estate construction	356,722	27,637	8,368	5,250	—	397,977
Total commercial loans	4,706,801	739,545	101,920	78,123	4,892	5,631,281
Retail loans
Retail real estate	1,692,828	9,378	872	2,581	3,112	1,708,771
Retail other	468,857	—	—	—	188	469,045
Total retail loans	2,161,685	9,378	872	2,581	3,300	2,177,816
Total portfolio loans	$6,868,486	$748,923	$102,792	$80,704	$8,192	$7,809,097

	As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,462,755	$296,416	$46,488	$27,733	$2,602	$1,835,994
Commercial real estate	2,827,030	431,427	48,545	29,492	843	3,337,337
Real estate construction	448,011	8,135	—	5,327	244	461,717
Total commercial loans	4,737,796	735,978	95,033	62,552	3,689	5,635,048
Retail loans
Retail real estate	1,702,897	11,144	1,024	1,795	3,595	1,720,455
Retail other	295,374	—	—	—	157	295,531
Total retail loans	1,998,271	11,144	1,024	1,795	3,752	2,015,986
Total portfolio loans	$6,736,067	$747,122	$96,057	$64,347	$7,441	$7,651,034
First Busey Corporation (BUSE) | 27

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year (dollars in thousands):

	As of and For The Nine Months Ended September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior
C&I and other commercial
Pass	$168,607	$223,091	$177,527	$135,226	$78,049	$132,258	$620,840	$1,535,598
Watch	36,362	34,787	48,383	18,543	2,021	28,452	89,344	257,892
Special Mention	1,574	2,431	6,417	2,897	315	2,648	22,092	38,374
Substandard	15,561	7,227	894	713	406	2,495	13,995	41,291
Substandard non-accrual	76	72	484	—	45	1,368	2,297	4,342
Total commercial	222,180	267,608	233,705	157,379	80,836	167,221	748,568	1,877,497
Gross charge-offs	$—	$14,980	$128	$22	$—	$303	$—	$15,433

Commercial real estate
Pass	211,288	373,175	819,235	651,901	370,205	365,236	23,441	2,814,481
Watch	97,909	142,283	54,179	93,691	28,618	36,417	919	454,016
Special Mention	27,889	1,435	8,085	1,796	8,958	7,007	8	55,178
Substandard	19,829	2,068	4,667	51	131	4,786	50	31,582
Substandard non-accrual	—	40	—	—	18	492	—	550
Total commercial real estate	356,915	519,001	886,166	747,439	407,930	413,938	24,418	3,355,807
Gross charge-offs	—	—	—	—	—	315	—	315

Real estate construction
Pass	156,726	120,079	14,450	54,133	2,344	1,192	7,798	356,722
Watch	1,686	6,471	—	19,480	—	—	—	27,637
Special Mention	—	8,306	—	62	—	—	—	8,368
Substandard	5,250	—	—	—	—	—	—	5,250
Substandard non-accrual	—	—	—	—	—	—	—	—
Total real estate construction	163,662	134,856	14,450	73,675	2,344	1,192	7,798	397,977
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	66,952	244,309	374,402	363,006	150,835	283,136	210,188	1,692,828
Watch	804	634	2,780	3,419	891	130	720	9,378
Special Mention	150	—	347	—	—	375	—	872
Substandard	—	254	1,028	509	—	786	4	2,581
Substandard non-accrual	—	—	159	92	241	1,732	888	3,112
Total retail real estate	67,906	245,197	378,716	367,026	151,967	286,159	211,800	1,708,771
Gross charge-offs	—	—	—	—	—	159	—	159

Retail other
Pass	4,455	65,336	66,707	15,016	3,559	1,198	312,586	468,857
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard non-accrual	—	110	67	—	—	11	—	188
Total retail other	4,455	65,446	66,774	15,016	3,559	1,209	312,586	469,045
Gross charge-offs	7	30	88	72	4	302	—	503

Total portfolio loans	$815,118	$1,232,108	$1,579,811	$1,360,535	$646,636	$869,719	$1,305,170	$7,809,097
Total gross charge-offs	$7	$15,010	$216	$94	$4	$1,079	$—	$16,410
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of the amortized cost basis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below (dollars in thousands):

	As of September 30, 2024
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$1,579	$—	$—	$4,342
Commercial real estate	1,286	10	—	550
Real estate construction	23	—	—	—
Past due and non-accrual commercial loans	2,888	10	—	4,892
Retail loans
Retail real estate	4,423	620	25	3,112
Retail other	2,120	80	—	188
Past due and non-accrual retail loans	6,543	700	25	3,300
Total past due and non-accrual loans	$9,431	$710	$25	$8,192

	As of December 31, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$—	$214	$—	$2,602
Commercial real estate	752	—	—	843
Real estate construction	24	—	—	244
Past due and non-accrual commercial loans	776	214	—	3,689
Retail loans
Retail real estate	2,781	927	366	3,595
Retail other	886	195	9	157
Past due and non-accrual retail loans	3,667	1,122	375	3,752
Total past due and non-accrual loans	$4,443	$1,336	$375	$7,441
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.1 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and was $0.2 million and $0.9 million for the three and nine months ended September 30, 2023, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the three and nine months ended September 30, 2024 and 2023.
First Busey Corporation (BUSE) | 30

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification (dollars in thousands):

	Three Months Ended September 30, 2024
	Payment Deferral	% of Total Class of Financing Receivable[1]	Term Extension[2]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$325	—%	$14,537	0.8%
Commercial real estate	—	—%	18,448	0.5%
Real estate construction	—	—%	5,250	1.3%
Total of loans modified during the period[3]	$325	—%	$38,235	0.5%
___________________________________________
1.Modified loans represent an insignificant portion of C&I and other commercial loans, rounding to zero percent.
2.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
3.All modifications were for loans classified as substandard.

	Three Months Ended September 30, 2023
	Interest Rate Reduction[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$—	—%	$12,026	0.6%
Commercial real estate	880	—%	553	—%
Total of loans modified during the period[4]	$880	—%	$12,579	0.2%
___________________________________________
1.For one loan, the default rate was removed once forbearance was entered.
2.Modified loans represented an insignificant portion of commercial real estate loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.All modifications were for loans classified as substandard.
First Busey Corporation (BUSE) | 31

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2024
	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[1]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$325	—%	$28,073	1.5%
Commercial real estate	—	—%	19,782	0.6%
Real estate construction	—	—%	5,250	1.3%
Total of loans modified during the period[3]	$325	—%	$53,105	0.7%
___________________________________________
1.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
2.Modified loans represent an insignificant portion of C&I and other commercial loans, rounding to zero percent.
3.All modifications were for loans classified as substandard.

	Nine Months Ended September 30, 2023
	Interest Rate Reduction[1]	% of Total Class of Financing Receivable[2]	Payment Deferral[3]	% of Total Class of Financing Receivable[2]	Term Extension[4]	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$—	—%	$—	—%	$17,334	0.9%
Commercial real estate	880	—%	225	—%	1,003	—%
Real estate construction	—	—%	—	—%	5,353	1.0%
Total of loans modified during the period[5]	$880	—%	$225	—%	$23,690	0.3%
___________________________________________
1.For one loan, the default rate was removed once forbearance was entered.
2.Modified loans represented an insignificant portion of commercial real estate loans, rounding to zero percent.
3.A loan with payment deferral was modified to defer all principal payments until the end of the loan term, which was shortened.
4.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
5.Modifications included two loans on non-accrual status, and the remaining loans were classified as substandard.
The following table summarizes loan modifications made during the periods indicated for borrowers experiencing financial difficulty:

	Three Months Ended September 30,
	2024	2023
	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Loan Modifications
C&I and other commercial	6.3 months	—	15.3 months
Commercial real estate	4.1 months	2.50%	9.0 months
Real estate construction	6.0 months	—	—
Weighted average modifications	5.2 months	2.50%	15.0 months
First Busey Corporation (BUSE) | 32

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Loan Modifications
C&I and other commercial	14.1 months	—	14.3 months
Commercial real estate	3.9 months	2.50%	11.2 months
Real estate construction	6.0 months	—	12.0 months
Weighted average modifications	9.5 months	2.50%	13.7 months
Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months (dollars in thousands):

	As of September 30, 2024
	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$29,547	$—	$—	$—
Commercial real estate	20,082	—	—	—
Real estate construction	5,250	—	—	—
Amortized cost of modified loans	$54,879	$—	$—	$—
No loans had a payment default during the three months ended September 30, 2023, or during the three or nine months ended September 30, 2024, after having been modified during the 12 months before that default for borrowers experiencing financial difficulty. The following table provides the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2023, after having been modified during the 12 months before default for borrowers experiencing financial difficulty (dollars in thousands). A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

	Nine Months Ended September 30, 2023
	2023
	Payment Deferral	Term Extension
Loans with Subsequent Defaults
C&I and other commercial	$—	$500
Commercial real estate	225	—
Amortized cost of modified loans with subsequent defaults	$225	$500
First Busey Corporation (BUSE) | 33

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $5.2 million and $6.1 million of collateral dependent loans secured by real estate or business assets as of September 30, 2024, and December 31, 2023, respectively.
Foreclosures
As of September 30, 2024, Busey had $0.8 million of residential real estate loans in the process of foreclosure. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
Loans Evaluated Individually
Busey evaluates loans with disparate risk characteristics on an individual basis. The following tables provide details of loans evaluated individually, segregated by loan category and lending activity. The unpaid principal balance represents customer outstanding contractual principal balances excluding any partial charge-offs. Recorded investment represents the amortized cost of customer balances net of any partial charge-offs recognized on the loan. Average recorded investment is calculated using the most recent four quarters (dollars in thousands):

	As of September 30, 2024
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans
C&I and other commercial	$7,821	$1,758	$2,479	$4,237	$1,863	$5,379
Commercial real estate	516	492	—	492	—	1,163
Commercial loans evaluated individually	8,337	2,250	2,479	4,729	1,863	6,542
Retail loans
Retail real estate	—	—	—	—	—	67
Retail loans evaluated individually	—	—	—	—	—	67
Total loans evaluated individually	$8,337	$2,250	$2,479	$4,729	$1,863	$6,609
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
Allowance for Credit Losses
The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. The ACL is established through the provision for credit losses charged to income. Portfolio loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Recoveries are recognized up to the aggregate amount of previously charged-off balances.
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
First Busey Corporation (BUSE) | 35

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities (dollars in thousands):

	Three Months Ended September 30, 2024
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2024	$20,286	$35,104	$3,722	$23,729	$2,385	$85,226
Provision for credit losses	715	(1,158)	39	120	286	2
Charged-off	(202)	(215)	—	(32)	(225)	(674)
Recoveries	210	4	10	162	41	427
ACL balance, September 30, 2024	$21,009	$33,735	$3,771	$23,979	$2,487	$84,981

	Nine Months Ended September 30, 2024
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for credit losses	13,958	(1,882)	(1,449)	(2,624)	(686)	7,317
Charged-off	(15,433)	(315)	—	(159)	(503)	(16,410)
Recoveries	404	145	57	368	117	1,091
ACL balance, September 30, 2024	$21,009	$33,735	$3,771	$23,979	$2,487	$84,981
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition (see “Note 2. Mergers and Acquisitions.”)

	Three Months Ended September 30, 2023
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2023	$24,510	$33,656	$5,071	$24,675	$3,727	$91,639
Provision for credit losses	(1,306)	745	104	674	147	364
Charged-off	(758)	(102)	—	(144)	(111)	(1,115)
Recoveries	187	392	31	128	84	822
ACL balance, September 30, 2023	$22,633	$34,691	$5,206	$25,333	$3,847	$91,710
First Busey Corporation (BUSE) | 36

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2023
	C&I and Other Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for credit losses	79	(3,006)	(1,404)	6,975	(700)	1,944
Charged-off	(1,733)	(1,175)	—	(252)	(483)	(3,643)
Recoveries	427	573	153	417	231	1,801
ACL balance, September 30, 2023	$22,633	$34,691	$5,206	$25,333	$3,847	$91,710
The following tables present the ACL and amortized cost of portfolio loans by loan category and lending activity (dollars in thousands):

	As of September 30, 2024
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Commercial loans
C&I and other commercial	$1,873,260	$4,237	$1,877,497	$19,146	$1,863	$21,009
Commercial real estate	3,355,315	492	3,355,807	33,735	—	33,735
Real estate construction	397,977	—	397,977	3,771	—	3,771
Commercial loans and related ACL	5,626,552	4,729	5,631,281	56,652	1,863	58,515
Retail loans
Retail real estate	1,708,771	—	1,708,771	23,979	—	23,979
Retail other	469,045	—	469,045	2,487	—	2,487
Retail loans and related ACL	2,177,816	—	2,177,816	26,466	—	26,466
Portfolio loans and related ACL	$7,804,368	$4,729	$7,809,097	$83,118	$1,863	$84,981
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
NOTE 5. LEASES
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited) (dollars in thousands) and lease terms:

	As of
	September 30, 2024	December 31, 2023
Lease balances
Right of use assets	$11,100	$11,027
Lease liabilities	11,470	11,308

Lease terms
Year through which lease terms extend	2037	2037
Weighted average remaining lease term	7.62 years	8.39 years
Weighted average discount rate	3.74%	3.59%
First Busey Corporation (BUSE) | 38

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents lease costs, which are included in net occupancy and equipment expense in the Consolidated Statements of Income (Unaudited), and lease-related cash flows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease costs
Operating lease costs	$608	$615	$1,702	$1,836
Variable lease costs	15	9	43	27
Short-term lease costs	12	15	70	37
Total lease cost	$635	$639	$1,815	$1,900

Cash flows related to leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease cash flows – Fixed payments	$568	$586	$1,605	$1,720
Operating lease cash flows – Liability reduction	466	483	1,310	1,423
Right of use assets obtained during the period in exchange for operating lease liabilities[1]	469	199	1,478	208
___________________________________________
1.The nine months ended September 30, 2024, included $0.3 million right of use assets recognized during the second quarter of 2024 in connection with the acquisition of M&M (see “Note 2. Mergers and Acquisitions”), and an additional $0.7 million recognized in the second quarter of 2024 in connection with a lease amendment that was executed subsequent to the acquisition for a lease that was obtained in the acquisition.
Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, are as follows (dollars in thousands):

As of September 30, 2024
Rent commitments
Remainder of 2024	$590
2025	2,088
2026	1,766
2027	1,549
2028	1,494
2029	1,503
Thereafter	4,303
Total undiscounted cash flows	13,293
Less: Amounts representing interest	1,823
Present value of net future minimum lease payments	$11,470
First Busey Corporation (BUSE) | 39

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey as the Lessor
Busey leases office and parking spaces to outside parties. Revenues recorded in connection with these leases, reported in other income on our Consolidated Statements of Income (Unaudited), are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income	$206	$152	$612	$526
Noncancellable terms for these leases, all of which are operating leases, extend through 2028. Under the terms of these lease agreements, Busey is entitled to receive aggregate future minimum lease payments as shown in the table below (dollars in thousands):

As of September 30, 2024
Rents to be received
Remainder of 2024	$207
2025	665
2026	503
2027	301
2028	185
Total lease payments from operating leases	$1,861
NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Deposits
Noninterest-bearing demand deposits	$2,683,543	$2,834,655
Interest-bearing transaction deposits	2,455,217	2,717,139
Saving deposits and money market deposits	3,284,556	2,920,088
Time deposits	1,519,925	1,819,274
Total deposits	$9,943,241	$10,291,156
Additional information about Busey’s deposits follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Brokered savings deposits and money market deposits	$6,001	$6,001
Brokered time deposits	7,088	285
Aggregate amount of time deposits with a minimum denomination of $100,000	873,754	1,072,189
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	338,808	386,286
First Busey Corporation (BUSE) | 40

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Scheduled maturities of time deposits are as follows (dollars in thousands):

As of September 30, 2024
Time deposits by schedule of maturities
Remainder of 2024	$547,111
2025	914,253
2026	30,592
2027	13,689
2028	8,715
2029	5,116
Thereafter	449
Time deposits	$1,519,925
NOTE 7. BORROWINGS
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

	As of
	September 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$128,429	$187,396
Weighted average rate for securities sold under agreements to repurchase	2.77%	3.26%
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
During the first quarter of 2024, Busey paid the full $30.0 million balance remaining on the Term Loan, at which time the Term Loan carried interest at a rate of 7.13%. As of September 30, 2024, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs an insignificant non-usage fee based on any undrawn amounts.
First Busey Corporation (BUSE) | 41

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date and, when applicable, the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Short-term borrowings
Term Loan, current portion due within 12 months	$—	$12,000
Total short-term debt	$—	$12,000
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2024, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of September 30, 2024, or December 31, 2023.
Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Long-term debt
Term Loan	$—	$18,000
Total long-term debt	$—	$18,000
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
On June 2, 2022, Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes accrues at a rate equal to (i) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 bps from and including June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 15, 2027.
First Busey Corporation (BUSE) | 42

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Mergers and Acquisitions”), Busey acquired $4.0 million of 5.25% fixed-to-floating rate subordinated notes maturing December 4, 2030, which qualify as Tier 2 capital for regulatory purposes. Interest on the subordinated notes accrues at a rate equal to (i) 5.25% per annum from the original issue date to December 4, 2025, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps from December 4, 2025. The subordinated notes have an optional redemption, in whole or in part, on or after December 4, 2025. At September 30, 2024, there was $0.1 million of fair value discount outstanding, to be accreted through the earliest optional redemption date.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Unamortized debt issuance costs
Subordinated notes issued in 2020	$353	$735
Subordinated notes issued in 2022	1,101	1,383
Total unamortized debt issuance costs	$1,454	$2,118
NOTE 8. REGULATORY CAPITAL
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of September 30, 2024, and December 31, 2023, all capital ratios of First Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2024, that would change this designation.
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
First Busey Corporation (BUSE) | 43

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and Busey Bank (dollars in thousands):

	As of September 30, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,219,574	13.78%	$398,365	4.50%	$575,416	6.50%
Busey Bank	$1,425,762	16.17%	$396,739	4.50%	$573,068	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,296,574	14.65%	$531,153	6.00%	$708,204	8.00%
Busey Bank	$1,425,762	16.17%	$528,985	6.00%	$705,314	8.00%

Total capital to risk weighted assets
First Busey	$1,610,247	18.19%	$708,204	8.00%	$885,255	10.00%
Busey Bank	$1,510,436	17.13%	$705,314	8.00%	$881,642	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,296,574	10.97%	$472,629	4.00%	N/A	N/A
Busey Bank	$1,425,762	12.10%	$471,202	4.00%	$589,003	5.00%
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
Capital Conservation Buffer
In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, which First Busey exceeded by 678 bps as of September 30, 2024, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, which First Busey exceeded by 615 bps as of September 30, 2024, and (3) total capital to risk-weighted assets of at least 10.5%, which First Busey exceeded by 769 bps as of September 30, 2024.
First Busey Corporation (BUSE) | 45

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. TAX CREDIT AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
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
Busey’s investments in these unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated (dollars in thousands):

		As of
	Location	September 30, 2024	December 31, 2023
Investments in unconsolidated entities
Funded investments	Other assets	$68,164	$68,516
Unfunded investments	Other assets	68,200	58,552
Investments in unconsolidated entities		$136,364	$127,068

Unfunded investment obligations	Other liabilities	$68,200	$58,552
Upon adoption of ASU 2023-02 on January 1, 2024, Busey elected to apply the proportional amortization method in accounting for investments in tax-advantaged projects. Estimated income tax credits and other tax benefits related to these investments, net of investment amortization, are included as a component of our estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income (Unaudited). Actual amounts of income tax credits and other benefits, along with the investment amortization, are presented in the table below (dollars in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Income tax credits and other tax benefits	$4,040	$11,941
Amortization of investments in tax-advantaged projects	3,575	10,593
First Busey Corporation (BUSE) | 46

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10. STOCK-BASED COMPENSATION
Stock Options
Busey has outstanding stock options assumed from acquisitions. A summary of the status of, and changes in, the Company's stock option awards for the nine months ended September 30, 2024, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2023	21,266	$23.53	2.88 years
Exercised	(440)	23.53
Forfeited	(3,520)	23.53
Outstanding at September 30, 2024	17,306	23.53	2.13 years

Exercisable at September 30, 2024	17,306	23.53	2.13 years
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
Busey has granted RSU, PSU, and DSU awards under the terms of the 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. There were 1,311,251 shares available for issuance under the 2020 Equity Plan as of September 30, 2024.
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
A summary of changes in Busey’s RSU awards for the nine months ended September 30, 2024, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	1,041,444	$22.05
Granted	202,043	23.35
Dividend equivalents earned	32,239	24.92
Vested	(172,822)	25.72
Forfeited	(13,692)	23.28
Nonvested at September 30, 2024	1,089,212	21.77
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
First Busey Corporation (BUSE) | 48

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s PSU awards for the nine months ended September 30, 2024, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	341,700	$22.67
Granted	189,208	22.32
Dividend equivalents earned[2]	4,264	22.95
Vested[2]	(4,264)	22.95
Forfeited	(6,306)	22.43
Nonvested at September 30, 2024	524,602	22.54
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
A summary of changes in Busey’s DSU awards for the nine months ended September 30, 2024, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	43,026	$20.41
Granted	35,847	23.35
Dividend equivalents earned	6,032	25.02
Vested	(47,351)	20.92
Forfeited	(1,025)	20.44
Nonvested at September 30, 2024	36,529	23.39

Vested and outstanding at September 30, 2024	183,124	22.84
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
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 406,700 shares available for issuance under the ESPP as of September 30, 2024.
Stock-based Compensation Expense
Busey did not record any stock option compensation expense for the three or nine months ended September 30, 2024, or 2023. Busey did not have any unrecognized stock option compensation expense as of September 30, 2024.
Busey recognized compensation expense related to non-vested RSU, PSU, and DSU awards, as well as the ESPP, as summarized in the table below (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Stock-based compensation expense
RSU awards	Salaries, wages, and employee benefits	$1,057	$1,177	$3,012	$3,428
PSU awards[1]	Salaries, wages, and employee benefits	976	1,180	2,037	2,724
DSU awards	Other expense	211	213	615	620
ESPP	Salaries, wages, and employee benefits	47	33	164	156
Total stock-based compensation expense		$2,291	$2,603	$5,828	$6,928
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
First Busey Corporation (BUSE) | 50

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Unamortized stock-based compensation
RSU awards	$8,267	$6,842
PSU awards[1]	4,068	3,607
DSU awards	392	190
Total unamortized stock-based compensation	$12,727	$10,639

Weighted average period over which expense is to be recognized	2.5 years	2.4 years
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
NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
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
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,503,727	$2,132,500
Standby letters of credit	36,612	43,996
Total commitments	$2,540,339	$2,176,496
First Busey Corporation (BUSE) | 51

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Franchise Tax Matter
In 2021, Busey received an inquiry from the Illinois Secretary of State (“ISOS”), pursuant to which the ISOS asked for additional information regarding certain of our franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. Busey has been cooperating with the inquiry and has agreed to prepare additional BCA forms requested by the ISOS, with a full reservation of rights by Busey, including seeking judicial relief, if necessary, with respect to any potential dispute regarding Busey’s preparation of the BCA forms and the calculation of the franchise taxes due. Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, as is the case with this matter, no accrual is required. It is reasonably possible that this matter could require us to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2024. If the likelihood of potential liabilities elevates, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
Busey utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, Busey enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale; forward sales commitments to sell residential mortgage loans to investors; and interest rate swaps, risk participation agreements, and foreign currency exchange contracts with customers and other third parties. See “Note 13: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Cash pledged to secure obligations under derivative contracts	$17,270	$34,210
Collateral held to secure obligations under derivative contracts	9,380	19,280
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
First Busey Corporation (BUSE) | 52

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $400.0 million as of September 30, 2024, and $350.0 million as of December 31, 2023, were designated as cash flow hedges. Busey entered into one $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (Prime Loan Swap). Duration was added to our loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, in 2024 Busey entered into one $100.0 million one year forward-starting SOFR-based receive-fixed pay-floating interest rate swap, with an effective date of March 5, 2025, to reduce Busey’s asset sensitivity (SOFR Loan Swap). During the three months ended September 30, 2024, one interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the 3-month CME Term SOFR benchmark interest rate on Busey’s junior subordinated debt owed to unconsolidated trusts (Debt Swap) matured. Changes in the fair value of these interest rate swaps were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of
	Location	September 30, 2024	December 31, 2023
Debt Swap
Notional amount		—	$50,000
Weighted average rate: pay-fixed		—	1.79%
Weighted average variable 3-month Fallback Rate (SOFR) receive rates		—	5.61%
Weighted average maturity		—	0.71 years

Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		8.25%	8.50%
Weighted average maturity		4.35 years	5.10 years

SOFR Loan Swap
Notional amount		$100,000	$—
Weighted average rate: receive-fixed		3.72%	—
Weighted average maturity		4.43 years	—

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$2,332	$1,293
Gross aggregate fair value of swap liabilities	Other liabilities	19,176	25,411

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(11,487)	$(16,694)
First Busey Corporation (BUSE) | 53

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2024.

As of September 30, 2024
Unrealized losses expected to be reclassified from OCI to interest income	$(859)
Interest income and interest expense recorded on these swap transactions is presented in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,776)	$(2,771)	$(8,366)	$(7,500)
(Increase) decrease in interest expense on swap transactions	412	481	1,378	1,268
Net increase (decrease) in net interest income on swap transactions	$(2,364)	$(2,290)	$(6,988)	$(6,232)
Net gains (losses) relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$7,439	$(5,577)	$211	$(8,563)
(Gain) loss reclassified from OCI to interest income, net of tax	1,984	1,982	5,981	5,362
(Gain) loss reclassified from OCI to interest expense, net of tax	(294)	(344)	(985)	(906)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$9,129	$(3,939)	$5,207	$(4,107)
First Busey Corporation (BUSE) | 54

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $711.2 million as of September 30, 2024, and $663.1 million as of December 31, 2023. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited), are summarized as follows (dollars in thousands):

		As of September 30, 2024		As of December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$333,545	$6,730	$177,883	$2,375
Interest rate swaps: receive-floating, pay-fixed	Other assets	377,609	18,648	485,253	26,289
Derivative assets not designated as hedging instruments		$711,154	$25,378	$663,136	$28,664

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$377,609	$18,648	$485,253	$26,289
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	333,545	6,730	177,883	2,375
Derivative liabilities not designated as hedging instruments		$711,154	$25,378	$663,136	$28,664

First Busey Corporation (BUSE) | 55

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are included in the Consolidated Statements of Income (Unaudited) and are summarized as follows (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$(9,224)	$9,007	$(3,050)	$4,646
Receive-floating, pay-fixed	Noninterest expense	9,224	(9,007)	3,050	(4,646)
Net change in fair value of interest rate swaps		$—	$—	$—	$—
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
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between August 2026 and January 2029, and are summarized as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Risk participation agreements purchased
Number of risk participation agreements	6	3
Notional amount	$41,110	$34,251
Fair value	16	15

Risk participation agreements sold
Number of risk participation agreements	—	1
Notional amount	—	$20,001
Fair value	—	—
First Busey Corporation (BUSE) | 56

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mortgage Banking Derivatives
Interest Rate Lock Commitments
Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities on the Consolidated Balance Sheets (Unaudited), with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Forward Sales Commitments
Busey economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities on the Consolidated Balance Sheets (Unaudited). While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, Busey did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

		As of September 30, 2024		As of December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$4,666	$76	$3,477	$25
Forward sales commitments	Other assets	3,887	9	1,761	11
Mortgage banking derivative assets		$8,553	$85	$5,238	$36

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$309	$2	$1,615	$10
Forward sales commitments	Other liabilities	10,430	80	5,216	47
Mortgage banking derivative liabilities		$10,739	$82	$6,831	$57
First Busey Corporation (BUSE) | 57

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	$121	$(16)	$569	$(28)
Gains (losses) on forward sales commitments	(91)	60	(165)	92
Net gains (losses) on mortgage banking derivatives	$30	$44	$404	$64
NOTE 13. FAIR VALUE MEASUREMENTS
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
First Busey Corporation (BUSE) | 59

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis (dollars in thousands):

	As of September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$250	$—	$250
Obligations of U.S. government corporations and agencies	—	1,508	—	1,508
Obligations of states and political subdivisions	—	155,052	—	155,052
Asset-backed securities	—	405,372	—	405,372
Commercial mortgage-backed securities	—	94,279	—	94,279
Residential mortgage-backed securities	—	1,002,167	—	1,002,167
Corporate debt securities	—	159,489	—	159,489
Equity securities	40	10,275	—	10,315
Derivative assets	—	27,795	16	27,811
Derivative liabilities	—	44,636	—	44,636

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$15,946	$—	$15,946
Obligations of U.S. government corporations and agencies	—	5,832	—	5,832
Obligations of states and political subdivisions	—	172,845	—	172,845
Asset-backed securities	—	468,223	—	468,223
Commercial mortgage-backed securities	—	103,509	—	103,509
Residential mortgage-backed securities	—	1,111,312	—	1,111,312
Corporate debt securities	—	209,904	—	209,904
Equity securities	448	9,364	—	9,812
Derivative assets	—	29,993	15	30,008
Derivative liabilities	—	54,132	—	54,132
Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the tables below (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Beginning Balance		$8	$15	$15	$5
Gains (losses) recognized in earnings	Other expense	(5)	(8)	(15)	(68)
Purchases		13	—	16	70
Ending Balance		$16	$7	$16	$7
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
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis (dollars in thousands):

	As of September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$616	$616
Bank property held for sale with impairment	—	—	3,205	3,205

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$1,000	$1,000
Bank property held for sale with impairment	—	—	4,286	4,286
First Busey Corporation (BUSE) | 61

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs (dollars in thousands):

	As of September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$616	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-75.2)%
Bank property held for sale with impairment	3,205	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-50.6)%

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$1,000	Appraisal of collateral	Appraisal adjustments	-41.2% to -100.0% (-47.2)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%
First Busey Corporation (BUSE) | 62

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$553,709	$553,709	$719,581	$719,581
Level 2 inputs:
Debt securities held to maturity	838,883	712,369	872,628	730,397
Loans held for sale	11,523	11,810	2,379	2,401
Accrued interest receivable	48,822	48,822	45,288	45,288
Level 3 inputs:
Portfolio loans, net	7,724,116	7,597,736	7,559,294	7,276,905
Mortgage servicing rights	1,008	4,963	3,289	18,079
Other servicing rights	1,479	1,505	1,597	2,062

Financial liabilities
Level 2 inputs:
Time deposits	$1,519,925	$1,511,069	$1,819,274	$1,804,905
Securities sold under agreements to repurchase	128,429	128,429	187,396	187,396
Short-term borrowings	—	—	12,000	12,034
Long-term debt	—	—	18,000	18,020
Junior subordinated debt owed to unconsolidated trusts	74,754	61,840	71,993	57,153
Accrued interest payable	33,447	33,447	28,418	28,418
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	227,482	216,713	222,882	200,000
First Busey Corporation (BUSE) | 63

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. EARNINGS PER COMMON SHARE
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
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$32,004	$30,666	$85,586	$96,816

Weighted average number of common shares outstanding, basic	57,033,359	55,486,700	56,458,430	55,441,980
Dilutive effect of common stock equivalents:
Options	1,714	—	572	—
Warrants	—	—	—	432
RSU awards	655,224	640,714	662,609	638,495
PSU awards	254,365	165,868	264,451	126,787
DSU awards	16,766	16,792	18,390	14,996
ESPP	6,420	5,418	6,847	7,934
Weighted average number of common shares outstanding, diluted	57,967,848	56,315,492	57,411,299	56,230,624

Basic earnings per common share	$0.56	$0.55	$1.52	$1.75
Diluted earnings per common share	$0.55	$0.54	$1.49	$1.72
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive common stock equivalents
Options	—	21,926	12,784	22,219
RSU awards	—	—	4,288	52,594
PSU awards	107,065	85,074	103,001	137,918
Total anti-dilutive common stock equivalents	107,065	107,000	120,073	212,731
First Busey Corporation (BUSE) | 64

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(279,334)	$79,624	$(199,710)	$(335,359)	$95,591	$(239,768)
Unrealized holding gains (losses) on debt securities available for sale, net	54,950	(15,664)	39,286	(37,696)	10,746	(26,950)
Amounts reclassified from AOCI, net	11	(3)	8	33	(9)	24
Amortization of unrecognized losses on securities transferred to held to maturity	1,384	(394)	990	1,476	(420)	1,056
Balance at end of period	$(222,989)	$63,563	$(159,426)	$(371,546)	$105,908	$(265,638)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(28,833)	$8,217	$(20,616)	$(29,586)	$8,433	$(21,153)
Unrealized holding gains (losses) on cash flow hedges, net	10,404	(2,965)	7,439	(7,797)	2,220	(5,577)
Amounts reclassified from AOCI, net	2,364	(674)	1,690	2,290	(652)	1,638
Balance at end of period	$(16,065)	$4,578	$(11,487)	$(35,093)	$10,001	$(25,092)

Total AOCI	$(239,054)	$68,141	$(170,913)	$(406,639)	$115,909	$(290,730)
First Busey Corporation (BUSE) | 65

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized/Unrecognized gains (losses) on debt securities
Balance at beginning of period	$(282,688)	$80,579	$(202,109)	$(352,878)	$100,585	$(252,293)
Unrealized holding gains (losses) on debt securities available for sale, net	48,688	(13,878)	34,810	(23,600)	6,728	(16,872)
Amounts reclassified from AOCI, net	6,817	(1,943)	4,874	207	(59)	148
Amortization of unrecognized losses on securities transferred to held to maturity	4,194	(1,195)	2,999	4,725	(1,346)	3,379
Balance at end of period	$(222,989)	$63,563	$(159,426)	$(371,546)	$105,908	$(265,638)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	$(23,348)	$6,654	$(16,694)	$(29,350)	$8,365	$(20,985)
Unrealized holding gains (losses) on cash flow hedges, net	295	(84)	211	(11,975)	3,412	(8,563)
Amounts reclassified from AOCI, net	6,988	(1,992)	4,996	6,232	(1,776)	4,456
Balance at end of period	$(16,065)	$4,578	$(11,487)	$(35,093)	$10,001	$(25,092)

Total AOCI	$(239,054)	$68,141	$(170,913)	$(406,639)	$115,909	$(290,730)
First Busey Corporation (BUSE) | 66

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. OPERATING SEGMENTS AND RELATED INFORMATION
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
First Busey Corporation (BUSE) | 67

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following is a summary of selected financial information for Busey’s operating segments. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, Inc. until its dissolution on December 18, 2023, and the elimination of intercompany transactions (dollars in thousands):

	Goodwill		Total Assets
	As of		As of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Operating segment
Banking	$310,398	$294,773	$11,806,647	$12,125,298
Wealth Management	14,108	14,108	119,801	103,147
FirsTech	8,992	8,992	51,474	51,600
Other	—	—	8,917	3,370
Consolidated total	$333,498	$317,873	$11,986,839	$12,283,415
First Busey Corporation (BUSE) | 68

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income
Banking	$86,425	$81,794	$252,200	$254,394
FirsTech	12	14	37	41
Other	(3,896)	(4,017)	(11,495)	(12,117)
Net interest income	$82,541	$77,791	$240,742	$242,318

Noninterest income
Banking	$14,056	$11,983	$39,962	$34,716
Wealth Management	16,169	14,350	47,989	43,993
FirsTech	5,551	5,665	17,700	16,954
Other	175	(990)	(899)	(4,795)
Total noninterest income	$35,951	$31,008	$104,752	$90,868

Noninterest expense
Banking	$56,740	$55,172	$167,724	$163,314
Wealth Management	8,777	8,059	26,704	24,821
FirsTech	5,648	5,245	17,666	16,303
Other	4,761	2,469	10,138	6,115
Total noninterest expense	$75,926	$70,945	$222,232	$210,553

Income before income taxes
Banking	$43,739	$38,241	$117,121	$123,852
Wealth Management	7,392	6,291	21,285	19,172
FirsTech	(85)	434	71	692
Other	(8,482)	(7,476)	(22,532)	(23,027)
Income before income taxes	$42,564	$37,490	$115,945	$120,689

Net income
Banking	$33,221	$31,189	$86,410	$98,689
Wealth Management	5,618	4,781	16,177	14,571
FirsTech	(61)	317	53	505
Other	(6,774)	(5,621)	(17,054)	(16,949)
Net income	$32,004	$30,666	$85,586	$96,816
First Busey Corporation (BUSE) | 69

Table of Contents    Contents of Item 2. MD&A
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Contents of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (“MD&A”)
First Busey Corporation (BUSE) | 70

Table of Contents    Contents of Item 2. MD&A
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and nine months ended September 30, 2024, and should be read in conjunction with our Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as our 2023 Annual Report.
BUSINESS
First Busey Corporation is a $11.99 billion financial holding company headquartered in Champaign, Illinois. Our common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
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
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of our core deposit franchise is a critical value driver of our institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities we serve. As of September 30, 2024, our loan to deposit ratio was 78.5% and core deposits represented 96.5% of total deposits. Furthermore, we have sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of our customers.
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
First Busey Corporation (BUSE) | 71

Table of Contents    Contents of Item 2. MD&A
Busey’s conservative banking strategy is reflected in the strength of our capital base. We strive to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At September 30, 2024, our leverage ratio of Tier 1 capital to average assets was 11.0%, our common equity Tier 1 capital to risk weighted assets ratio was 13.8%, and our total capital to risk weighted assets ratio was 18.2%.
Mergers and Acquisitions
CrossFirst Bankshares, Inc.
On August 26, 2024, Busey and CrossFirst, a Kansas corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, CrossFirst will merge with and into Busey, with Busey as the surviving corporation in the merger (the “Merger”). The Merger Agreement further provides that at a date and time following the Merger as determined by Busey, CrossFirst Bank, a Kansas state-chartered bank and a wholly owned subsidiary of CrossFirst, will merge with and into Busey Bank, with Busey Bank as the surviving bank (the “Bank Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of CrossFirst common stock outstanding immediately prior to the Effective Time, other than certain shares held by CrossFirst or Busey, will be converted into the right to receive 0.6675 of a share of Busey common stock. Upon completion of the Merger, holders of Busey common stock (“Busey stockholders”) will own approximately 63.5% of the combined company and holders of CrossFirst common stock (“CrossFirst stockholders”) will own approximately 36.5% of the combined company, on a fully-diluted basis.
Completion of the merger is subject to customary closing conditions, including the approval of both Busey stockholders and CrossFirst stockholders and the requisite regulatory approvals for the Merger and the Bank Merger. With approvals, the parties expect to close the merger in the first or second quarter of 2025. In connection with the Merger, Busey incurred one-time pre-tax acquisition-related expenses of $1.3 million and $1.5 million during the three and nine months months ended September 30, 2024, respectively.
Merchants and Manufacturers Bank Corporation
Effective April 1, 2024, Busey completed its previously announced acquisition of M&M, pursuant to which Busey acquired M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expands Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
Busey operated M&M Bank as a separate banking subsidiary of Busey until it was merged with Busey Bank on June 21, 2024. At the time of the bank merger, M&M Bank’s banking centers became banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which was closed in connection with the bank merger.
For additional information, see “Note 2. Mergers and Acquisitions.”
First Busey Corporation (BUSE) | 72

Table of Contents    Contents of Item 2. MD&A
RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
Net Income
Results of our operations, by operating segment, are presented below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income
Banking	$33,221	$31,189	$86,410	$98,689
Wealth Management	5,618	4,781	16,177	14,571
FirsTech	(61)	317	53	505
Other	(6,774)	(5,621)	(17,054)	(16,949)
Net income	$32,004	$30,666	$85,586	$96,816
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance (dollars in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Reported:	Net income	$32,004	$30,666	$85,586	$96,816
Adjusted:	Net income[1]	$33,533	$30,730	$89,080	$96,889

Reported:	Diluted earnings per common share	$0.55	$0.54	$1.49	$1.72
Adjusted:	Diluted earnings per common share[1]	$0.58	$0.55	$1.55	$1.72

Reported:	Return on average assets[2]	1.06%	1.00%	0.95%	1.06%
Adjusted:	Return on average assets[1,2]	1.11%	1.00%	0.99%	1.06%

Reported:	Return on average tangible common equity[1,2]	12.80%	14.31%	11.94%	15.50%
Adjusted:	Return on average tangible common equity[1,2]	13.41%	14.34%	12.42%	15.51%

Reported:	Pre-provision net revenue[1]	$41,744	$38,139	$129,168	$125,593
Adjusted:	Pre-provision net revenue[1]	$44,104	$40,491	$125,359	$132,067

Reported:	Pre-provision net revenue to average assets[1,2]	1.38%	1.24%	1.43%	1.37%
Adjusted:	Pre-provision net revenue to average assets[1,2]	1.46%	1.32%	1.39%	1.44%
___________________________________________
1.A non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Annualized measure.
First Busey Corporation (BUSE) | 73

Table of Contents    Contents of Item 2. MD&A
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pre-tax adjustments were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-operating expenses
Acquisition expenses[1]	$1,935	$79	$4,432	$91
Restructuring expenses[2]	—	—	123	—
Total non-operating expenses	$1,935	$79	$4,555	$91
___________________________________________
1.Acquisition expenses were related to the acquisition of M&M, which was completed on April 1, 2024, and planned acquisition of CrossFirst.
2.Restructuring expenses were related to previously disclosed restructuring and efficiency plans.
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
First Busey Corporation (BUSE) | 74

Table of Contents    Contents of Item 2. MD&A
Consolidated Average Balance Sheets and Interest Rates
The following tables show our unaudited Consolidated Average Balance Sheets (dollars in thousands), detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods shown. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$389,005	$5,092	5.21%	$132,856	$1,591	4.75%
Investment securities:
U.S. Government obligations	2,053	24	4.65%	64,904	135	0.83%
Obligations of states and political subdivisions[1]	151,586	1,077	2.83%	234,158	1,654	2.80%
Other securities	2,512,630	17,045	2.70%	2,849,697	19,627	2.73%
Loans held for sale	11,539	187	6.45%	2,267	37	6.48%
Portfolio loans[1,2]	7,869,798	111,471	5.63%	7,834,285	100,178	5.07%
Total interest-earning assets[1,3]	10,936,611	$134,896	4.91%	11,118,167	$123,222	4.40%

Cash and due from banks	113,122			119,874
Premises and equipment	121,296			122,955
ACL	(86,213)			(93,070)
Other assets	922,886			934,857
Total assets	$12,007,702			$12,202,783

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,485,443	$11,734	1.88%	$2,818,124	$12,443	1.75%
Savings and money market deposits	3,294,396	20,198	2.44%	2,828,673	11,108	1.56%
Time deposits	1,517,082	14,702	3.86%	1,570,666	13,517	3.41%
Federal funds purchased and repurchase agreements	132,688	981	2.94%	190,112	1,327	2.77%
Borrowings[4]	227,136	3,207	5.62%	384,864	5,492	5.66%
Junior subordinated debt issued to unconsolidated trusts	74,714	1,137	6.05%	71,916	991	5.47%
Total interest-bearing liabilities	7,731,459	$51,959	2.67%	7,864,355	$44,878	2.26%

Net interest spread[1]			2.24%			2.13%

Noninterest-bearing deposits	2,706,858			2,925,244
Other liabilities	205,008			204,777
Stockholders’ equity	1,364,377			1,208,407
Total liabilities and stockholders’ equity	$12,007,702			$12,202,783

Interest income / earning assets[1,3]	$10,936,611	$134,896	4.91%	$11,118,167	$123,222	4.40%
Interest expense / earning assets	10,936,611	51,959	1.89%	11,118,167	44,878	1.60%
Net interest margin[1]		$82,937	3.02%		$78,344	2.80%
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
3.Interest income includes tax-equivalent adjustments of $0.4 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 75

Table of Contents    Contents of Item 2. MD&A

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$371,472	$14,590	5.25%	$119,393	$3,890	4.36%
Investment securities:
U.S. Government obligations	6,805	139	2.73%	91,468	478	0.70%
Obligations of states and political subdivisions[1]	155,213	3,292	2.83%	244,139	5,123	2.81%
Other securities	2,607,844	53,994	2.77%	2,918,447	57,327	2.63%
Loans held for sale	8,585	417	6.49%	1,955	86	5.87%
Portfolio loans[1,2]	7,826,741	320,889	5.48%	7,767,378	285,441	4.91%
Total interest-earning assets[1,3]	10,976,660	$393,321	4.79%	11,142,780	$352,345	4.23%

Cash and due from banks	109,507			117,977
Premises and equipment	122,178			125,069
ACL	(90,497)			(92,912)
Other assets	922,566			932,318
Total assets	$12,040,414			$12,225,232

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,467,803	$32,550	1.76%	$2,745,757	$28,930	1.41%
Savings and money market deposits	3,213,521	55,332	2.30%	2,847,211	22,777	1.07%
Time deposits	1,611,560	46,429	3.85%	1,293,309	26,869	2.78%
Federal funds purchased and repurchase agreements	151,835	3,393	2.98%	207,014	3,772	2.44%
Borrowings[4]	244,359	10,443	5.71%	583,056	23,158	5.31%
Junior subordinated debt issued to unconsolidated trusts	73,789	3,185	5.77%	71,871	2,849	5.30%
Total interest-bearing liabilities	7,762,867	$151,332	2.60%	7,748,218	$108,355	1.87%

Net interest spread[1]			2.19%			2.36%

Noninterest-bearing deposits	2,743,777			3,082,884
Other liabilities	209,651			198,272
Stockholders’ equity	1,324,119			1,195,858
Total liabilities and stockholders’ equity	$12,040,414			$12,225,232

Interest income / earning assets[1,3]	$10,976,660	$393,321	4.79%	$11,142,780	$352,345	4.23%
Interest expense / earning assets	10,976,660	151,332	1.85%	11,142,780	108,355	1.30%
Net interest margin[1]		$241,989	2.94%		$243,990	2.93%
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
3.Interest income includes tax-equivalent adjustments of $1.2 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 76

Table of Contents    Contents of Item 2. MD&A
Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Average interest-earning assets	$10,936,611	$11,118,167	$(181,556)	(1.6)%
Average interest-bearing liabilities	7,731,459	7,864,355	(132,896)	(1.7)%
Average noninterest-bearing deposits	2,706,858	2,925,244	(218,386)	(7.5)%

Total average deposits	10,003,779	10,142,707	(138,928)	(1.4)%
Total average liabilities	10,643,325	10,994,376	(351,051)	(3.2)%

Average noninterest-bearing deposits as a percent of total average deposits	27.1%	28.8%	(170) bps
Total average deposits as a percent of total average liabilities	94.0%	92.3%	170 bps

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Average interest-earning assets	$10,976,660	$11,142,780	$(166,120)	(1.5)%
Average interest-bearing liabilities	7,762,867	7,748,218	14,649	0.2%
Average noninterest-bearing deposits	2,743,777	3,082,884	(339,107)	(11.0)%

Total average deposits	10,036,661	9,969,161	67,500	0.7%
Total average liabilities	10,716,295	11,029,374	(313,079)	(2.8)%

Average noninterest-bearing deposits as a percent of total average deposits	27.3%	30.9%	(360) bps
Total average deposits as a percent of total average liabilities	93.7%	90.4%	330 bps
First Busey Corporation (BUSE) | 77

Table of Contents    Contents of Item 2. MD&A
Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$134,896	$123,222	$11,674	9.5%
Interest expense	(51,959)	(44,878)	(7,081)	(15.8)%
Net interest income, on a tax-equivalent basis[1]	$82,937	$78,344	$4,593	5.9%

Net interest margin[1,2]	3.02%	2.80%	22 bps

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$393,321	$352,345	$40,976	11.6%
Interest expense	(151,332)	(108,355)	(42,977)	(39.7)%
Net interest income, on a tax-equivalent basis[1]	$241,989	$243,990	$(2,001)	(0.8)%

Net interest margin[1,2]	2.94%	2.93%	1 bps
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
After raising federal funds rates by a total of 525 bps between March 2022 and July 2023, the FOMC lowered rates by 50 bps in September 2024. In anticipation of the FOMC pivot to an easing cycle, we limited our exposure to term funding structures and intentionally priced savings specials to encourage maturing CD balances to migrate to managed rate non-maturity products. During September we began lowering rates on special priced deposit accounts and other managed rate products to benefit from the FOMC rate cuts. In addition, approximately 6% of our deposit portfolio is indexed and immediately repriced with the rate cuts by the FOMC. Our short duration CD balances comprise only 15% of the deposit funding base, providing us the ability to quickly reprice the book at lower market rates. We continue to offer CD specials with shorter term structures as well as offering attractive premium savings rates to encourage rotation of maturing CD deposits into nimble pricing products. Beginning in the second quarter of 2024, we also saw the full benefit of the December 2023 and March 2024 targeted balance sheet repositionings in our net interest margin.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest spread[1]	2.24%	2.13%	2.19%	2.36%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
First Busey Corporation (BUSE) | 78

Table of Contents    Contents of Item 2. MD&A
The net interest margin discussion above is based upon the results and average balances for the three and nine months ended September 30, 2024 and 2023. Annualized net interest margins for the quarterly periods indicated were as follows:

	2024	2023
First Quarter	2.79%	3.13%
Second Quarter	3.03%	2.86%
Third Quarter	3.02%	2.80%
Fourth Quarter		2.74%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2023 Annual Report.
Noninterest Income
Changes in noninterest income are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$15,378	$14,235	$1,143	8.0%
Payment technology solutions	5,265	5,226	39	0.7%
Combined, wealth management fees and payment technology solutions	20,643	19,461	1,182	6.1%

Fees for customer services	8,168	7,502	666	8.9%
Mortgage revenue	355	311	44	14.1%
Income on bank owned life insurance	1,189	1,001	188	18.8%
Realized net gains (losses) on the sale of mortgage servicing rights	(18)	—	(18)	(100.0)%

Securities income:
Realized net gains (losses) on securities	(11)	(33)	22	66.7%
Unrealized net gains (losses) recognized on equity securities	833	(252)	1,085	430.6%
Net securities gains (losses)	822	(285)	1,107	388.4%

Other noninterest income	4,792	3,018	1,774	58.8%
Total noninterest income	$35,951	$31,008	$4,943	15.9%
First Busey Corporation (BUSE) | 79

Table of Contents    Contents of Item 2. MD&A

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$46,844	$43,594	$3,250	7.5%
Payment technology solutions	16,889	15,772	1,117	7.1%
Combined, wealth management fees and payment technology solutions	63,733	59,366	4,367	7.4%

Fees for customer services	23,022	21,560	1,462	6.8%
Mortgage revenue	1,579	871	708	81.3%
Income on bank owned life insurance	4,050	3,682	368	10.0%
Realized net gains (losses) on the sale of mortgage servicing rights	7,724	—	7,724	100.0%

Securities income:
Realized net gains (losses) on securities	(6,817)	(207)	(6,610)	(3,193.2)%
Unrealized net gains (losses) recognized on equity securities	911	(2,753)	3,664	133.1%
Net securities gains (losses)	(5,906)	(2,960)	(2,946)	(99.5)%

Other noninterest income	10,550	8,349	2,201	26.4%
Total noninterest income	$104,752	$90,868	$13,884	15.3%

Assets under care as of period end	$13,690,374	$11,547,697	$2,142,677	18.6%
Total noninterest income was $36.0 million for the three months ended September 30, 2024, an increase of 15.9% from the comparable period in 2023, and was $104.8 million for the nine months ended September 30, 2024, an increase of 15.3% from the comparable period in 2023.
Wealth management fees were $15.4 million for the three months ended September 30, 2024, an 8.0% increase from the comparable period in 2023, and were $46.8 million for the nine months ended September 30, 2024, a 7.5% increase from the comparable period for 2023. On a segment basis, Busey’s Wealth Management division contributed $16.2 million, or 45.0%, of our noninterest income for the three months ended September 30, 2024, which included approximately $0.8 million reported as other noninterest income, and contributed $48.0 million, or 45.8%, of our noninterest income for the nine months ended September 30, 2024. Busey’s Wealth Management division ended the third quarter of 2024 with $13.69 billion in assets under care, an increase of 18.6% compared to the balance on September 30, 2023. Our portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions relates to our payment processing company, FirsTech. Payment technology solutions was $5.3 million for the three months ended September 30, 2024, a 0.7% increase from the comparable period in 2023, and was $16.9 million for the nine months ended September 30, 2024, a 7.1% increase from the comparable period in 2023. On a segment basis, FirsTech contributed $5.6 million, or 15.4% of our noninterest income for the three months ended September 30, 2024, and $17.7 million, or 16.9%, of our noninterest income for the nine months ended September 30, 2024. Increased merchant processing, lockbox processing, online bill payment income, and programming income drove the increases.
First Busey Corporation (BUSE) | 80

Table of Contents    Contents of Item 2. MD&A
Combined, noninterest income from wealth management fees and payment technology solutions represented 57.4% and 60.8% of Busey’s noninterest income for the three and nine months ended September 30, 2024, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, noninterest income from these two critical operating activities was $20.6 million for the three months ended September 30, 2024, a 6.1% increase from the comparable period in 2023, and was $63.7 million for the nine months ended September 30, 2024, a 7.4% increase from the comparable period in 2023.
On a segment basis, noninterest income generated from our Wealth Management and FirsTech operating segments contributed $21.7 million, or 60.4%, of our total noninterest income for the three months ended September 30, 2024, and contributed $65.7 million, or 62.7%, of our total noninterest income for the nine months ended September 30, 2024, providing a balance to spread-based revenue from traditional banking activities. For additional information about our operating segments, see “Note 16. Operating Segments and Related Information.”
Fees for customer services were $8.2 million for the three months ended September 30, 2024, an 8.9% increase from the comparable period in 2023, and were $23.0 million for the nine months ended September 30, 2024, a 6.8% increase from the comparable period in 2023.
Mortgage revenue was $0.4 million for the three months ended September 30, 2024, a 14.1% increase from the comparable period in 2023, and was $1.6 million for the nine months ended September 30, 2024, an 81.3% increase from the comparable period in 2023. Increases were primarily based on sold-loan mortgage volume. General economic conditions and interest rate volatility may impact future fee income.
Income on bank owned life insurance was $1.2 million for the three months ended September 30, 2024, an 18.8% increase from the comparable period in 2023, as a result of a $0.1 million increase in the cash surrender value of the policies and a $0.1 million increase in earnings on death proceeds. Income on bank owned life insurance was $4.1 million for the nine months ended September 30, 2024, a 10.0% increase from the comparable period in 2023, as a result of a $0.2 million increase in the cash surrender value of the policies and a $0.1 million increase in earnings on death proceeds.
During the nine months ended September 30, 2024, a $7.7 million realized gain on the sale of mortgage servicing rights was recognized in connection with our strategic two-part balance sheet repositioning. For more information, see “Busey executed a two-part balance sheet repositioning strategy” in the Management Discussion and Analysis included in our Quarterly Report for the first quarter of 2024.
Net securities gains were $0.8 million for the three months ended September 30, 2024, a 388.4% increase over the net securities losses experienced during the comparable period in 2023. Gains were comprised primarily of unrealized net gains recognized on equity securities. Net securities losses were $5.9 million for the nine months ended September 30, 2024, a 99.5% increase from the comparable period in 2023. Losses for the nine months ended September 30, 2024, were comprised of $6.8 million of realized net losses on securities associated with the above mentioned two-part balance sheet repositioning and $0.9 million of unrealized net gains recognized on equity securities.
Other noninterest income was $4.8 million for the three months ended September 30, 2024, a 58.8% increase from the comparable period in 2023, and was $10.6 million for the nine months ended September 30, 2024, a 26.4% increase from the comparable period in 2023. Income associated with certain wealth management activities reported as other noninterest income on a consolidated basis was $0.8 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Other fluctuations were primary attributable to income recognized on venture capital investments, Life Equity Loan® servicing income, gains on commercial loan sales, swap origination fees, and dividend income on FHLB stock.
First Busey Corporation (BUSE) | 81

Table of Contents    Contents of Item 2. MD&A
Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$44,593	$39,677	$4,916	12.4%
Data processing	6,910	5,930	980	16.5%

Premises expenses:
Net occupancy expense of premises	4,633	4,594	39	0.8%
Furniture and equipment expenses	1,647	1,638	9	0.5%
Combined, net occupancy expense of premises and furniture and equipment expenses	6,280	6,232	48	0.8%

Professional fees	3,118	1,542	1,576	102.2%
Amortization of intangible assets	2,548	2,555	(7)	(0.3)%
Interchange expense	1,352	1,786	(434)	(24.3)%
FDIC insurance	1,413	1,475	(62)	(4.2)%
Other noninterest expense	9,712	11,748	(2,036)	(17.3)%
Total noninterest expense	$75,926	$70,945	$4,981	7.0%

Income taxes	$10,560	$6,824	$3,736	54.7%
Effective income tax rate	24.8%	18.2%	660 bps

Efficiency ratio[1]	62.2%	62.4%	(20) bps
Adjusted efficiency ratio[1]	60.5%	62.3%	(180) bps
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 82

Table of Contents    Contents of Item 2. MD&A

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$130,161	$119,867	$10,294	8.6%
Data processing	20,560	17,472	3,088	17.7%

Premises expenses:
Net occupancy expense of premises	13,943	13,896	47	0.3%
Furniture and equipment expenses	5,155	5,065	90	1.8%
Combined, net occupancy expense of premises and furniture and equipment expenses	19,098	18,961	137	0.7%

Professional fees	7,866	4,573	3,293	72.0%
Amortization of intangible assets	7,586	7,953	(367)	(4.6)%
Interchange expense	4,696	5,509	(813)	(14.8)%
FDIC insurance	4,273	4,483	(210)	(4.7)%
Other noninterest expense	27,992	31,735	(3,743)	(11.8)%
Total noninterest expense	$222,232	$210,553	$11,679	5.5%

Income taxes	$30,359	$23,873	$6,486	27.2%
Effective income tax rate	26.2%	19.8%	640 bps

Efficiency ratio[1]	60.9%	60.0%	90 bps
Adjusted efficiency ratio[1]	60.9%	60.0%	90 bps

Full-time equivalent associates as of period-end	1,510	1,484	26	1.8%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $75.9 million for the three months ended September 30, 2024, a 7.0% increase from the comparable period in 2023. Non-operating acquisition and restructuring expenses contributed $1.9 million to total noninterest expense for the three months ended September 30, 2024, compared to $0.1 million for the comparable period in 2023. Excluding non-operating expenses, noninterest expense was $74.0 million for the three months ended September 30, 2024, a 4.4% increase from the comparable period in 2023.
Total noninterest expense was $222.2 million for the nine months ended September 30, 2024, a 5.5% increase from the comparable period in 2023. Non-operating acquisition and restructuring expenses contributed $4.6 million to total noninterest expense for the nine months ended September 30, 2024, compared to $0.1 million for the comparable period in 2023. Excluding non-operating expenses, noninterest expense was $217.6 million for the nine months ended September 30, 2024, a 3.4% increase from the comparable period in 2023.
Busey remains deliberate in our efforts to prudently manage expenses and expects to realize increased rates of M&M acquisition synergies during the final quarter of 2024.
First Busey Corporation (BUSE) | 83

Table of Contents    Contents of Item 2. MD&A
Salaries, wages, and employee benefits were $44.6 million for the three months ended September 30, 2024, a 12.4% increase from the comparable period in 2023, and were $130.2 million for the nine months ended September 30, 2024, an 8.6% increase from the comparable period in 2023. Busey recorded $0.1 million and $1.3 million of non-operating expenses for salaries, wages, and employee benefits for the three and nine months ended September 30, 2024, respectively; in comparison we did not record any non-operating expense in this category during the three and nine months ended September 30, 2023. Our total associate base consisted of 1,510 full-time equivalents as of September 30, 2024, compared to 1,484 at September 30, 2023. The increase in our associate-base was largely due to the M&M acquisition. Current trends continue to reflect a competitive labor market, maintaining pressure on costs related to attracting and maintaining our skilled workforce.
Data processing expense was $6.9 million for the three months ended September 30, 2024, a 16.5% increase from the comparable period in 2023. Excluding non-operating expenses, data processing expense was $6.8 million for the three months ended September 30, 2024, a 15.0% increase from the comparable period in 2023. Data processing expense was $20.6 million for the nine months ended September 30, 2024, a 17.7% increase from the comparable period in 2023. Excluding non-operating expenses, data processing expense was $20.0 million for the nine months ended September 30, 2024, a 14.6% increase from the comparable period in 2023. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $6.3 million for the three months ended September 30, 2024, a 0.8% increase from the comparable period in 2023, and $19.1 million for the nine months ended September 30, 2024, a 0.7% increase from the comparable period in 2023. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees were $3.1 million for the three months ended September 30, 2024, a 102.2% increase from the comparable period in 2023. Excluding non-operating expenses, professional fees were $1.7 million for the three months ended September 30, 2024, a 19.4% increase from the comparable period in 2023, primarily as a result of increases in consulting fees and audit and accounting expenses. Professional fees were $7.9 million for the nine months ended September 30, 2024, a 72.0% increase from the comparable period in 2023. Excluding non-operating expenses, professional fees were $6.0 million for the nine months ended September 30, 2024, a 32.6% increase from the comparable period in 2023, primarily as a result of increases in consulting fees and legal costs.
Amortization of intangible assets was $2.5 million for the three months ended September 30, 2024, a 0.3% decrease from the comparable period in 2023, and $7.6 million for the nine months ended September 30, 2024, a 4.6% decrease from the comparable period for 2023. Decreases were due to the use of an accelerated amortization methodology.
Interchange expense was $1.4 million for the three months ended September 30, 2024, a 24.3% decrease from the comparable period in 2023, and was $4.7 million for the nine months ended September 30, 2024, a 14.8% decrease from the comparable period in 2023. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense was $1.4 million for the three months ended September 30, 2024, a 4.2% decrease from the comparable period in 2023, and $4.3 million for the nine months ended September 30, 2024, a 4.7% decrease from the comparable period in 2023.
First Busey Corporation (BUSE) | 84

Table of Contents    Contents of Item 2. MD&A
Other noninterest expense was $9.7 million for the three months ended September 30, 2024, a 17.3% decrease from the comparable period in 2023, and was $28.0 million for the nine months ended September 30, 2024, an 11.8% decrease from the comparable period in 2023. In connection with Busey’s adoption of ASU 2023-02 on January 1, 2024, Busey began recording amortization of New Markets Tax Credits as income tax expense instead of other noninterest expense, resulting in decreases in other noninterest expense of $2.3 million and $6.7 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Further changes in other noninterest expense are attributable to multiple items, including the provision for unfunded commitments, sales of other real estate owned, marketing, and business development expenses.
Efficiency Ratio
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Our efficiency ratio was 62.2% for the three months ended September 30, 2024, compared to 62.4% for the same period in 2023, and was 60.9% for the nine months ended September 30, 2024, compared to 60.0% for the same period in 2023.
Our adjusted efficiency ratio2 was 60.5% for the three months ended September 30, 2024, compared to 62.3% for the same period in 2023, and was 60.9% for the nine months ended September 30, 2024, compared to 60.0% for the same period in 2023.
Taxes
Our effective income tax rates of 24.8% and 26.2% for the three and nine months ended September 30, 2024, respectively, were lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income.
Our effective tax rates increased in 2024 due to the adoption of ASU 2023-02 in January 2024. In addition, our effective income tax rate for the nine months ended September 30, 2024, includes an estimated one-time deferred tax valuation adjustment of $1.4 million resulting from a change to our Illinois apportionment rate due to recently enacted regulations. These new regulations are expected to lower our ongoing tax obligation in future periods, but created a negative adjustment to the carrying value of our deferred tax assets in the second quarter of 2024. The table below presents our effective income tax rates and effective income tax rates excluding the one-time deferred tax valuation adjustment (dollars in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Income before income taxes	$42,564	$115,945

Income taxes	$10,560	$30,359
One-time deferred tax valuation adjustment resulting from a change to our Illinois apportionment rate due to recently enacted regulations	—	1,446
Income taxes, excluding one-time deferred tax valuation adjustment	$10,560	$28,913

Effective income tax rate	24.8%	26.2%
Effective income tax rate, excluding one-time deferred tax valuation adjustment	24.8%	24.9%
2 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 85

Table of Contents    Contents of Item 2. MD&A
We continue to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of September 30, 2024, Busey Bank is under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings.
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on our Consolidated Balance Sheets (Unaudited) are summarized as follows as of each of the dates indicated (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023	Change	% Change
Assets
Debt securities available for sale	$1,818,117	$2,087,571	$(269,454)	(12.9)%
Debt securities held to maturity	838,883	872,628	(33,745)	(3.9)%
Portfolio loans, net of ACL	7,724,116	7,559,294	164,822	2.2%
Total assets	11,986,839	12,283,415	(296,576)	(2.4)%

Liabilities
Deposits:
Noninterest-bearing	2,683,543	2,834,655	(151,112)	(5.3)%
Interest-bearing	7,259,698	7,456,501	(196,803)	(2.6)%
Total deposits	9,943,241	10,291,156	(347,915)	(3.4)%
Securities sold under agreements to repurchase	128,429	187,396	(58,967)	(31.5)%
Subordinated notes, net of unamortized issuance costs	227,482	222,882	4,600	2.1%
Junior subordinated debt owed to unconsolidated trusts	74,754	71,993	2,761	3.8%
Total liabilities	10,583,955	11,011,434	(427,479)	(3.9)%

Stockholders’ equity	1,402,884	1,271,981	130,903	10.3%
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
First Busey Corporation (BUSE) | 86

Table of Contents    Contents of Item 2. MD&A
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
The composition of our loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023	Change	% Change
Commercial loans
C&I and other commercial	$1,877,497	$1,835,994	$41,503	2.3%
Commercial real estate	3,355,807	3,337,337	18,470	0.6%
Real estate construction	397,977	461,717	(63,740)	(13.8)%
Total commercial loans	5,631,281	5,635,048	(3,767)	(0.1)%
Retail loans
Retail real estate	1,708,771	1,720,455	(11,684)	(0.7)%
Retail other	469,045	295,531	173,514	58.7%
Total retail loans	2,177,816	2,015,986	161,830	8.0%
Total portfolio loans	7,809,097	7,651,034	158,063	2.1%
ACL	(84,981)	(91,740)	6,759	7.4%
Portfolio loans, net of ACL	$7,724,116	$7,559,294	$164,822	2.2%
Portfolio loan growth in 2024 was due to the M&M acquisition. As has been our practice, we remain steadfast in our conservative approach to underwriting and disciplined approach to pricing, particularly given our outlook for the economy in the coming quarters. This posture will continue to impact loan growth, which we expect to remain modest over the next several quarters.
First Busey Corporation (BUSE) | 87

Table of Contents    Contents of Item 2. MD&A
Concentration of Credit Risk
As a matter of policy and practice, we limit the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans in each loan category and class.

	As of
	September 30 2024	December 31 2023
Commercial loans
C&I and other commercial	24.0%	24.0%
Commercial real estate	43.0%	43.6%
Real estate construction	5.1%	6.0%
Total commercial loans	72.1%	73.6%
Retail loans
Retail real estate	21.9%	22.5%
Retail other	6.0%	3.9%
Total retail loans	27.9%	26.4%
Total portfolio loans	100.0%	100.0%
A significant majority of our portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets. The geographic distribution of loans originated in each of these markets is presented in the tables below (dollars in thousands):

	September 30, 2024
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,525,046	$295,895	$22,046	$34,510	$1,877,497
Commercial real estate	2,328,054	618,378	233,210	176,165	3,355,807
Real estate construction	239,857	42,140	51,208	64,772	397,977
Total commercial loans	4,092,957	956,413	306,464	275,447	5,631,281
Retail loans
Retail real estate	1,277,020	219,963	131,862	79,926	1,708,771
Retail other	463,928	3,460	632	1,025	469,045
Total retail loans	1,740,948	223,423	132,494	80,951	2,177,816
Total portfolio loans	$5,833,905	$1,179,836	$438,958	$356,398	7,809,097
ACL					(84,981)
Portfolio loans, net of ACL					$7,724,116
First Busey Corporation (BUSE) | 88

Table of Contents    Contents of Item 2. MD&A

	December 31, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,395,020	$369,767	$25,267	$45,940	$1,835,994
Commercial real estate	2,278,348	671,762	219,511	167,716	3,337,337
Real estate construction	255,879	74,805	72,121	58,912	461,717
Total commercial loans	3,929,247	1,116,334	316,899	272,568	5,635,048
Retail loans
Retail real estate	1,284,362	225,610	129,454	81,029	1,720,455
Retail other	290,937	2,344	1,111	1,139	295,531
Total retail loans	1,575,299	227,954	130,565	82,168	2,015,986
Total portfolio loans	$5,504,546	$1,344,288	$447,464	$354,736	7,651,034
ACL					(91,740)
Portfolio loans, net of ACL					$7,559,294
Commercial real estate loans made up 43.0% of our total loan portfolio as of September 30, 2024, and were 28.2% owner occupied. Commercial real estate loans are made across a variety of industries, as depicted in the table below (dollars in thousands). Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of September 30, 2024
	Commercial Real Estate Loans	% of Total Commercial Real Estate Loans		Owned By		% Owner Occupied
				Investor	Occupant
Industry
Industrial/Warehouse	$673,069	20.0%		$305,304	$367,765	54.6%
Retail	585,651	17.4%		502,039	83,612	14.3%
Apartments	551,235	16.4%		551,235	—	—%
Traditional Office	360,669	10.7%		252,753	107,916	29.9%
Specialty	323,734	9.6%		67,598	256,136	79.1%
Medical Office	230,935	6.9%		147,234	83,701	36.2%
Student Housing	229,283	6.8%		229,283	—	—%
Hotel	169,663	5.0%		169,070	593	0.3%
Senior Housing	122,272	3.6%		122,272	—	—%
Restaurant	68,852	2.0%		23,259	45,593	66.2%
Nursing Homes	24,479	0.7%		23,113	1,366	5.6%
Health Care	20,574	0.6%		20,000	574	2.8%
Other	510	—%		510	—	—%
Total	$3,360,926	99.7%	—	$2,413,670	$947,256	28.2%
First Busey Corporation (BUSE) | 89

Table of Contents    Contents of Item 2. MD&A
Allowance and Provision for Credit Losses
The ACL is a significant estimate in our unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey Bank’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting collectability as of the evaluation date. The ACL is established through the provision for credit losses expense charged to income. Provision expenses were recorded as follows for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for credit losses	$2	$364	$7,317	$1,944
The ACL and the ratio of ACL to portfolio loan balances is presented below by loan category and class, as of each of the dates indicated (dollars in thousands):

	As of September 30, 2024			As of December 31, 2023
	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$1,877,497	$21,009	1.12%	$1,835,994	$21,256	1.16%
Commercial real estate	3,355,807	33,735	1.01%	3,337,337	35,465	1.06%
Real estate construction	397,977	3,771	0.95%	461,717	5,163	1.12%
Total commercial	5,631,281	58,515	1.04%	5,635,048	61,884	1.10%
Retail
Retail real estate	1,708,771	23,979	1.40%	1,720,455	26,298	1.53%
Retail other	469,045	2,487	0.53%	295,531	3,558	1.20%
Total retail	2,177,816	26,466	1.22%	2,015,986	29,856	1.48%
Total	$7,809,097	$84,981	1.09%	$7,651,034	$91,740	1.20%
As of September 30, 2024, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, prepayment speeds, credit performance trends, portfolio duration, and other factors. The September 30, 2024, ratio of ACL to portfolio loans was impacted by the acquisition of M&M’s Life Equity Loan® portfolio, as Busey did not record an allowance for credit loss for these loans due to no expected credit loss at default, as permitted under the practical expedient provided within ASC 326-20-35-6. The Life Equity Loan® portfolio balance was $285.6 million as of September 30, 2024, and is included in the retail other loan classification.
First Busey Corporation (BUSE) | 90

Table of Contents    Contents of Item 2. MD&A
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
The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023	Change	% Change
Portfolio loans	$7,809,097	$7,651,034	$158,063	2.1%
Loans 30 – 89 days past due	10,141	5,779	4,362	75.5%
Total assets	11,986,839	12,283,415	(296,576)	(2.4)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$8,192	$7,441	$751	10.1%
Loans 90+ days past due and still accruing	25	375	(350)	(93.3)%
Total non-performing loans	8,217	7,816	401	5.1%
OREO and other repossessed assets	64	125	(61)	(48.8)%
Total non-performing assets	8,281	7,941	340	4.3%
Substandard (excludes 90+ days past due)	80,704	64,347	16,357	25.4%
Classified assets	$88,985	$72,288	$16,697	23.1%

ACL	$84,981	$91,740	$(6,759)	(7.4)%
Bank Tier 1 Capital	1,425,762	1,362,962	62,800	4.6%

Ratios
ACL to portfolio loans	1.09%	1.20%	(11) bps
ACL to non-accrual loans	10.37 x	12.33 x	NM
ACL to non-performing loans	10.34 x	11.74 x	NM
ACL to non-performing assets	10.26 x	11.55 x	NM
Non-accrual loans to portfolio loans	0.10%	0.10%	— bps
Non-performing loans to portfolio loans	0.11%	0.10%	1 bps
Non-performing assets to total assets	0.07%	0.06%	1 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.11%	0.10%	1 bps
Classified assets to Bank Tier 1 Capital and ACL	5.89%	4.97%	92 bps
First Busey Corporation (BUSE) | 91

Table of Contents    Contents of Item 2. MD&A
Asset quality remains strong both by Busey’s historical trends and by current industry trends, and our operating mandate and focus have been on emphasizing credit quality over asset growth.
Non-performing loan balances increased to $8.2 million as of September 30, 2024, compared to $7.8 million as of December 31, 2023. Non-performing loans represented 0.11% of portfolio loans as of September 30, 2024, compared to 0.10% as of December 31, 2023. Our allowance for credit losses provided coverage of 10.34 times our non-performing loans at September 30, 2024, compared to 11.74 times at December 31, 2023.
Non-performing assets, which includes non-performing loans, OREO, and other repossessed assets, increased to $8.3 million as of September 30, 2024, compared to $7.9 million as of December 31, 2023. Non-performing assets represented 0.07% of total assets as of September 30, 2024, compared to 0.06% as of December 31, 2023. Our allowance for credit losses provided coverage of 10.26 times our non-performing assets at September 30, 2024, compared to 11.55 times at December 31, 2023.
Classified assets, which includes non-performing assets and substandard loans, increased to $89.0 million as of September 30, 2024, compared to $72.3 million as of December 31, 2023. Classified assets represented 5.89% of Busey Bank’s Tier 1 capital and ACL at September 30, 2024, compared to 4.97% at December 31, 2023.
Net charge-offs totaled $0.2 million and $15.3 million for the three and nine months ended September 30, 2024, respectively, compared to $0.3 million and $1.8 million for the comparable periods in 2023. Increases in net charge-offs during the nine months ended September 30, 2024, were significantly attributable to a single C&I credit relationship.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, we would expect the credit quality of our loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are those classified as substandard that are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $80.7 million as of September 30, 2024, compared to $64.3 million as of December 31, 2023. Management continues to monitor these loans and anticipates that restructurings, guarantees, additional collateral, or other planned actions will result in full repayment of the debts. As of September 30, 2024, management identified no other loans that represent or result from trends or uncertainties which would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits decreased by 3.4% to $9.94 billion as of September 30, 2024, compared to $10.29 billion as of December 31, 2023. The quality of our core deposit3 franchise coupled with cash flows from our securities portfolio allows us to fund loan growth while limiting our reliance on higher cost wholesale funding alternatives. We focus on deepening our relationships with customers to maintain and protect our strong core deposit franchise. As of September 30, 2024, our average customer tenure was 16.7 years for retail customers and 12.6 years for commercial customers. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 96.5% of total deposits as of September 30, 2024, compared to 96.2% as of December 31, 2023. Our estimated amount of uninsured deposits was $3.84 billion as of September 30, 2024, compared to $3.81 billion as of December 31, 2023.
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 92

Table of Contents    Contents of Item 2. MD&A
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
Average liquid assets are summarized in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average liquid assets
Cash and due from banks	$113,122	$119,874	$109,507	$117,977
Interest-bearing bank deposits	389,005	132,856	371,472	119,393
Total average liquid assets	$502,127	$252,730	$480,979	$237,370

Average liquid assets as a percent of average total assets	4.2%	2.1%	4.0%	1.9%
Cash and unencumbered securities on our Consolidated Balance Sheets (Unaudited) are summarized as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Cash and unencumbered securities
Total cash and cash equivalents	$553,709	$719,581
Debt securities available for sale	1,818,117	2,087,571
Debt securities available for sale pledged as collateral	(697,109)	(649,769)
Cash and unencumbered securities	$1,674,717	$2,157,383
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve, and our revolving credit facility, as summarized in the table below (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Additional available borrowing capacity
FHLB	$2,007,087	$1,898,737
Federal Reserve Bank	656,436	598,878
Federal funds purchased	477,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,181,023	$3,020,115
Further, the company could utilize brokered deposits as additional sources of liquidity, as needed.
First Busey Corporation (BUSE) | 93

Table of Contents    Contents of Item 2. MD&A
As of September 30, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations. We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes our outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Outstanding loan commitments and standby letters of credit	$2,540,339	$2,176,496
Reserve for unfunded commitments	6,422	7,062
The following table summarizes our provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for unfunded commitments expense (release)	$407	$13	$(640)	$(357)
We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of September 30, 2024:

	Minimum Capital Requirements with Capital Buffer	As of September 30, 2024
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	13.78%	16.17%
Tier 1 Capital to Risk Weighted Assets	8.50%	14.65%	16.17%
Total Capital to Risk Weighted Assets	10.50%	18.19%	17.13%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	10.97%	12.10%
For further discussion of capital resources and requirements, see “Note 8: Regulatory Capital.”
First Busey Corporation (BUSE) | 94

Table of Contents    Contents of Item 2. MD&A
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

Table of Contents    Contents of Item 2. MD&A

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
First Busey Corporation (BUSE) | 96

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue, Adjusted Pre-Provision Net Revenue, Pre-Provision Net Revenue to Average Assets, and Adjusted Pre-Provision Net Revenue to Average Assets
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
PRE-PROVISION NET REVENUE
Net interest income		$82,541	$77,791	$240,742	$242,318
Total noninterest income		35,951	31,008	104,752	90,868
Net security (gains) losses		(822)	285	5,906	2,960
Total noninterest expense		(75,926)	(70,945)	(222,232)	(210,553)
Pre-provision net revenue		41,744	38,139	129,168	125,593
Non-GAAP adjustments:
Acquisition and restructuring expenses		1,935	79	4,555	91
Provision for unfunded commitments		407	13	(640)	(357)
Amortization of NMTC		—	2,260	—	6,740
Realized (gain) loss on the sale of mortgage service rights		18	—	(7,724)	—
Adjusted pre-provision net revenue		$44,104	$40,491	$125,359	$132,067

Pre-provision net revenue, annualized	[a]	$166,069	$151,312	$172,538	$167,917
Adjusted pre-provision net revenue, annualized	[b]	175,457	160,644	167,450	176,573
Average total assets	[c]	12,007,702	12,202,783	12,040,414	12,225,232

Reported: Pre-provision net revenue to average assets[1]	[a÷c]	1.38%	1.24%	1.43%	1.37%
Adjusted: Pre-provision net revenue to average assets[1]	[b÷c]	1.46%	1.32%	1.39%	1.44%
___________________________________________
1.Annualized measure.
First Busey Corporation (BUSE) | 97

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted Return on Average Assets, Average Tangible Common Equity, Return on Average Tangible Common Equity, and Adjusted Return on Average Tangible Common Equity
(dollars in thousands, except per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
NET INCOME ADJUSTED FOR NON-OPERATING ITEMS
Net income	[a]	$32,004	$30,666	$85,586	$96,816
Non-GAAP adjustments for non-operating expenses:
Acquisition expenses:
Salaries, wages, and employee benefits		73	—	1,210	—
Data processing		90	—	534	—
Professional fees, occupancy, furniture and fixtures, and other		1,772	79	2,688	91
Restructuring expenses:
Salaries, wages, and employee benefits		—	—	123	—
Related tax benefit[1]		(406)	(15)	(1,061)	(18)
Adjusted net income	[b]	$33,533	$30,730	$89,080	$96,889

DILUTED EARNINGS PER SHARE
Diluted average common shares outstanding	[c]	57,967,848	56,315,492	57,411,299	56,230,624

Reported: Diluted earnings per share	[a÷c]	0.55	0.54	1.49	1.72
Adjusted: Diluted earnings per share	[b÷c]	0.58	0.55	1.55	1.72

RETURN ON AVERAGE ASSETS
Net income, annualized	[d]	$127,320	$121,664	$114,323	$129,443
Adjusted net income, annualized	[e]	133,403	121,918	118,990	129,540
Average total assets	[f]	12,007,702	12,202,783	12,040,414	12,225,232

Reported: Return on average assets[2]	[d÷f]	1.06%	1.00%	0.95%	1.06%
Adjusted: Return on average assets[2]	[e÷f]	1.11%	1.00%	0.99%	1.06%

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average common equity		$1,364,377	$1,208,407	$1,324,119	$1,195,858
Average goodwill and other intangible assets, net		(369,720)	(358,025)	(366,331)	(360,654)
Average tangible common equity	[g]	$994,657	$850,382	$957,788	$835,204

Reported: Return on average tangible common equity[2]	[d÷g]	12.80%	14.31%	11.94%	15.50%
Adjusted: Return on average tangible common equity[2]	[e÷g]	13.41%	14.34%	12.42%	15.51%
___________________________________________
1.Tax benefits were calculated by multiplying acquisition expenses and restructuring expenses by the effective tax rate for each period. Effective tax rates used in this calculation were 21.0% and 19.7% for the three months ended September 30, 2024 and 2023, respectively, and were 23.3% and 19.8% for the nine months ended September 30, 2024 and 2023.
2.Annualized measure.
First Busey Corporation (BUSE) | 98

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Interest Income and Adjusted Net Interest Margin
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Net interest income		$82,541	$77,791	$240,742	$242,318
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		396	553	1,247	1,672
Tax-equivalent net interest income		82,937	78,344	241,989	243,990
Purchase accounting accretion related to business combinations		(1,338)	(277)	(2,354)	(1,093)
Adjusted net interest income		$81,599	$78,067	$239,635	$242,897

Tax-equivalent net interest income, annualized	[a]	$329,945	$310,821	$323,241	$326,214
Adjusted net interest income, annualized	[b]	324,622	309,722	320,096	324,752
Average interest-earning assets	[c]	10,936,611	11,118,167	10,976,660	11,142,780

Reported: Net interest margin[2]	[a÷c]	3.02%	2.80%	2.94%	2.93%
Adjusted: Net interest margin[2]	[b÷c]	2.97%	2.79%	2.92%	2.91%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

First Busey Corporation (BUSE) | 99

Table of Contents    Contents of Item 2. MD&A
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
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Net interest income	[a]	$82,541	$77,791	$240,742	$242,318
Non-GAAP adjustments:
Tax-equivalent adjustment[1]		396	553	1,247	1,672
Tax-equivalent net interest income	[b]	$82,937	$78,344	$241,989	$243,990

Total noninterest income		$35,951	$31,008	$104,752	$90,868
Non-GAAP adjustments:
Net security (gains) losses		(822)	285	5,906	2,960
Noninterest income excluding net securities gains and losses	[c]	35,129	31,293	110,658	93,828
Further adjustments:
Realized net (gains) losses on the sale of mortgage servicing rights		18	—	(7,724)	—
Adjusted noninterest income	[d]	$35,147	$31,293	$102,934	$93,828

Tax-equivalent revenue	[e = b+c]	$118,066	$109,637	$352,647	$337,818
Adjusted tax-equivalent revenue	[f = b+d]	118,084	109,637	344,923	337,818
Operating revenue	[g = a+d]	117,688	109,084	343,676	336,146

Adjusted noninterest income to operating revenue	[d÷g]	29.86%	28.69%	29.95%	27.91%
(continued)
First Busey Corporation (BUSE) | 100

Table of Contents    Contents of Item 2. MD&A
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
Efficiency Ratio, Adjusted Efficiency Ratio, and Adjusted Core Efficiency Ratio (Continued)
(dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Total noninterest expense		$75,926	$70,945	$222,232	$210,553
Non-GAAP adjustments:
Amortization of intangible assets	[h]	(2,548)	(2,555)	(7,586)	(7,953)
Noninterest expense excluding amortization of intangible assets	[i]	73,378	68,390	214,646	202,600
Non-operating adjustments:
Salaries, wages, and employee benefits		(73)	—	(1,333)	—
Data processing		(90)	—	(534)	—
Professional fees, occupancy, furniture and fixtures, and other		(1,772)	(79)	(2,688)	(91)
Adjusted noninterest expense	[j]	71,443	68,311	210,091	202,509
Provision for unfunded commitments		(407)	(13)	640	357
Amortization of NMTC		—	(2,260)	—	(6,740)
Adjusted core expense	[k]	$71,036	$66,038	$210,731	$196,126

Noninterest expense, excluding non-operating adjustments	[j-h]	$73,991	$70,866	$217,677	$210,462

Reported: Efficiency ratio	[i÷e]	62.15%	62.38%	60.87%	59.97%
Adjusted: Efficiency ratio	[j÷f]	60.50%	62.31%	60.91%	59.95%
Adjusted: Core efficiency ratio	[k÷f]	60.16%	60.23%	61.10%	58.06%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
First Busey Corporation (BUSE) | 101

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of
		September 30 2024	December 31 2023
Total stockholders' equity		$1,402,884	$1,271,981
Goodwill and other intangible assets, net		(368,249)	(353,864)
Tangible book value	[a]	$1,034,635	$918,117

Ending number of common shares outstanding	[b]	56,872,241	55,244,119

Tangible book value per common share	[a÷b]	$18.19	$16.62

Tangible Assets, Tangible Common Equity, and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of
		September 30, 2024	December 31, 2023
Total assets		$11,986,839	$12,283,415
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(368,249)	(353,864)
Tax effect of other intangible assets[1]		7,178	6,888
Tangible assets[2]	[a]	$11,625,768	$11,936,439

Total stockholders' equity		$1,402,884	$1,271,981
Non-GAAP adjustments:
Goodwill and other intangible assets, net		(368,249)	(353,864)
Tax effect of other intangible assets[1]		7,178	6,888
Tangible common equity[2]	[b]	$1,041,813	$925,005

Tangible common equity to tangible assets[2]	[b÷a]	8.96%	7.75%
___________________________________________
1.Net of estimated deferred tax liability, calculated using the estimated combined federal and state statutory tax rate of 28.0%.
2.Tax-effected measure.
First Busey Corporation (BUSE) | 102

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Core Deposits, Core Deposits to Total Deposits, and Portfolio Loans to Core Deposits
(dollars in thousands)

		As of
		September 30, 2024	December 31, 2023
Portfolio loans	[a]	$7,809,097	$7,651,034

Total deposits	[b]	$9,943,241	$10,291,156
Non-GAAP adjustments:
Brokered deposits, excluding brokered time deposits of $250,000 or more		(13,089)	(6,001)
Time deposits of $250,000 or more		(338,808)	(386,286)
Core deposits	[c]	$9,591,344	$9,898,869

RATIOS
Core deposits to total deposits	[c÷b]	96.46%	96.19%
Portfolio loans to core deposits	[a÷c]	81.42%	77.29%
First Busey Corporation (BUSE) | 103

Table of Contents    Contents of Item 2. MD&A
FORWARD-LOOKING STATEMENTS
This Quarterly Report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” “position,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Busey undertakes no obligation to update any statement in light of new information or future events.

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) risks related to the proposed transaction with CrossFirst, including (i) the possibility that the proposed transaction will not close when expected or at all because required regulatory, stockholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); (ii) the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Busey and CrossFirst do business; (iii) the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (iv) diversion of management's attention from ongoing business operations and opportunities; (v) the possibility that Busey may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all, and to successfully integrate CrossFirst's operations with those of Busey or that such integration may be more difficult, time consuming or costly than expected; (vi) revenues following the proposed transaction may be lower than expected; and (vii) shareholder litigation that could prevent or delay the closing of the proposed transaction or otherwise negatively impact our business and operations; (2) the strength of the local, state, national, and international economy (including effects of inflationary pressures and supply chain constraints); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the conflict in the Middle East); (4) changes in state and federal laws, regulations, and governmental policies concerning Busey's general business (including changes in response to the failures of other banks or as a result of the upcoming 2024 presidential election); (5) changes in accounting policies and practices; (6) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates); (7) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (8) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (9) the loss of key executives or associates; (10) changes in consumer spending; (11) unexpected results of other transactions (including the acquisition of M&M); (12) unexpected outcomes of existing or new litigation, investigations, or inquiries involving Busey (including with respect to Busey’s Illinois franchise taxes); (13) fluctuations in the value of securities held in Busey’s securities portfolio; (14) concentrations within Busey’s loan portfolio (including commercial real estate loans), large loans to certain borrowers, and large deposits from certain clients; (15) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (16) the level of non-performing assets on Busey’s balance sheets; (17) interruptions involving information technology and communications systems or third-party servicers; (18) breaches or failures of information security controls or cybersecurity-related incidents; and (19) the economic impact of exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
First Busey Corporation (BUSE) | 104

Table of Contents    Contents of Item 2. MD&A
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
Realized securities gains or losses are reported on the Consolidated Statements of Income (Unaudited). The cost of securities sold is based on the specific identification method.
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
First Busey Corporation (BUSE) | 105

Table of Contents    Contents of Item 2. MD&A
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
Income Taxes
Busey estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported on the Consolidated Statements of Income (Unaudited). Accrued and deferred taxes, as reported in other assets or other liabilities on the Consolidated Balance Sheets (Unaudited), represent the net estimated amount due to, or to be received from, taxing jurisdictions, either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations, and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.
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
First Busey Corporation (BUSE) | 106

Table of Contents    Contents of Item 2. MD&A
Loans deemed uncollectible are charged against and reduce the ACL. A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the ACL at a level that management deems adequate.
Determining the ACL involves significant judgments and assumptions by management. Macroeconomic forecasts provided by a third party are significant judgments used in determining the allowance. Significant downturns relating to loan quality and economic conditions could result in a requirement for an additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow for a reduction in the required allowance. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.
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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
+400	8.50%	7.38%	10.69%	8.55%
+300	6.35%	5.49%	8.00%	6.34%
+200	4.21%	3.64%	5.33%	4.20%
+100	2.12%	1.81%	2.70%	2.10%
- 100	(1.99)%	(1.91)%	(3.50)%	(2.98)%
-200	(3.90)%	(3.86)%	(7.10)%	(6.12)%
-300	(5.55)%	(5.60)%	(10.87)%	(9.17)%
-400	(5.31)%	(6.91)%	(11.24)%	(11.36)%
First Busey Corporation (BUSE) | 107

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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of September 30, 2024, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act was (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and the risk factors below, you should carefully consider the factors discussed in Part I—Item 1A of Busey’s 2023 Annual Report, which could materially affect our business, financial condition, or results of operations in future periods. Except as presented below, there have been no material changes to the risk factors described in our 2023 Annual Report.
First Busey Corporation (BUSE) | 108

RISKS RELATING TO THE CONSUMMATION OF THE MERGER
The market price of Busey common stock after the Merger may be affected by factors different from those currently affecting the shares of Busey common stock or CrossFirst common stock.
In the Merger, CrossFirst stockholders will become Busey stockholders. Busey’s business differs from that of CrossFirst and certain adjustments may be made to Busey’s business as a result of the Merger. Accordingly, the results of operations of the combined company and the market price of Busey common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of Busey. Changes in the operations and prospects of Busey, general market and economic conditions and other factors which may be beyond the control of Busey, and the market price of Busey common stock may alter the value of Busey or the prices of shares of Busey common stock by the time the Merger is completed.
Busey and CrossFirst are expected to incur substantial costs related to the Merger and integration.
Busey and CrossFirst have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs.
In addition, the combined company will incur integration costs following the completion of the Merger as Busey and CrossFirst integrate their businesses, including facilities and systems consolidation costs and employment-related costs. Busey and CrossFirst may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, and benefits. While Busey and CrossFirst have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Anticipated pre-tax transaction costs for both CrossFirst and Busey combined are currently estimated to be approximately $75.3 million.
Combining Busey and CrossFirst may be more difficult, costly, or time consuming than expected, and may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated benefits from combining the businesses of Busey and CrossFirst. To realize the anticipated benefits from the Merger, Busey must successfully integrate CrossFirst into its existing businesses and, in particular, integrate CrossFirst into its risk management framework, compliance systems, and corporate culture, in a manner that permits the anticipated benefits to be realized and that does not materially disrupt existing client relationships or result in decreased revenues due to the loss of clients. If Busey is not able to successfully achieve these objectives for any reason, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual benefits of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses, and operating results of Busey following the completion of the Merger, which may adversely affect the value of the common stock of Busey following the completion of the Merger.
First Busey Corporation (BUSE) | 109

Busey and CrossFirst have operated and, until the effective time of the Merger, must continue to operate independently.
It is possible that the integration process could result in the loss of key CrossFirst employees, the disruption of each company’s ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with clients, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Busey and CrossFirst during this transition period and on Busey for an undetermined period after the completion of the Merger.
Busey’s results following the Merger may suffer if it does not effectively manage its expanded operations.
Following the Merger, the size of the business of Busey will increase beyond its current size. Busey’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Busey may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that Busey will be successful or that it will realize the expected benefits currently anticipated from the Merger.
Busey may be unable to retain Busey and/or CrossFirst personnel successfully after the Merger is completed.
The success of the Merger will depend in part on Busey’s ability to retain the talents and dedication of key employees currently employed by CrossFirst. It is possible that these employees may decide not to remain with CrossFirst while the Merger is pending or with Busey after the Merger. If Busey and CrossFirst are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Busey and CrossFirst could face disruptions in their operations, loss of existing clients, loss of key information, expertise, or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, Busey’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause Busey’s business to suffer. Busey and CrossFirst also may not be able to locate or retain suitable replacements for any key employees who leave either company.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on Busey following the Merger.
Before the Merger and the Bank Merger may be completed, various approvals and consents must be obtained from the Federal Reserve, the DFPR, the Kansas Office of the State Bank Commissioner (the “KOSBC”), and other regulatory authorities in the United States. Busey submitted applications to the Federal Reserve, the DFPR, and the KOSBC in connection with the proposed Merger and the Bank Merger on or about September 23, 2024.
These approvals could be delayed or not obtained at all, including due to (1) an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; (2) governmental, political, or community group inquiries, investigations, or opposition; or (3) changes in legislation or the political environment generally. Additionally, over the past several years, mergers of banking organizations have encountered greater regulatory, governmental, and community scrutiny and have taken substantially longer to receive the necessary regulatory approvals and other required governmental clearances than in the past.
First Busey Corporation (BUSE) | 110

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of Busey’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of Busey following the Merger, or otherwise reducing the anticipated benefits of the Merger if the Merger were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals and the expiration of all statutory waiting periods without the imposition of any material burdensome regulatory condition. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions, or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither Busey nor CrossFirst, nor any of their respective subsidiaries, is permitted (without the written consent of the other party) to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals, and authorizations of governmental entities or regulatory agencies that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger and the Bank Merger.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: (1) approval by Busey stockholders of the Merger Agreement and the transactions contemplated thereby, and approval by CrossFirst stockholders of the Merger Agreement and the transactions contemplated therby; (2) authorization for listing on Nasdaq of the shares of Busey common stock to be issued in the Merger, subject to official notice of issuance; (3) the receipt of the requisite regulatory approvals, including the approval of the Federal Reserve, the DFPR, and the KOSBC; (4) the effectiveness of a registration statement on Form S‑4; and (5) the absence of any order, injunction, decree, or other legal restraint preventing the completion of the Merger, the Bank Merger, or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger, the Bank Merger, or any of the other transactions contemplated by the Merger Agreement illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (2) the performance in all material respects by the other party of its obligations under the Merger Agreement, (3) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code, and (4) the absence of any material adverse effect with respect to Busey or CrossFirst.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite stockholder approvals, or Busey or CrossFirst may elect to terminate the Merger Agreement in certain other circumstances.
First Busey Corporation (BUSE) | 111

Failure to complete the Merger could negatively impact Busey.
If the Merger is not completed for any reason, including as a result of Busey stockholders failing to approve the Busey merger proposal or CrossFirst stockholders failing to approve the CrossFirst merger proposal, there may be various adverse consequences, and Busey may experience negative reactions from the financial markets and from its clients, employees, and stockholders. For example, Busey’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of Busey common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. Busey also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against CrossFirst to perform its obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, Busey may be required to pay a termination fee of $36.7 million to CrossFirst.
Additionally, Busey has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing, and mailing a joint proxy statement/prospectus, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, Busey would have to pay these expenses without realizing the expected benefits of the Merger.
In connection with the Merger, Busey will assume CrossFirst’s outstanding debt obligations, and Busey’s level of indebtedness following the completion of the Merger could adversely affect Busey’s ability to raise additional capital and to meet its obligations under its existing indebtedness.
In connection with the Merger, Busey will assume CrossFirst’s outstanding indebtedness. Busey’s existing debt, together with any future incurrence of additional indebtedness, could have important consequences for Busey’s creditors and Busey’s stockholders. For example, it could limit Busey’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes, and could require a significant portion of cash flow from operations to be dedicated to the payment of principal and interest on Busey’s indebtedness, thereby reducing Busey’s ability to use cash flows to fund its operations, capital expenditures, and future business opportunities.
Busey will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on Busey. These uncertainties may impair Busey’s ability to attract, retain, and motivate key personnel until the Merger is completed, and could cause clients and others that deal with Busey to seek to change existing business relationships with Busey. In addition, subject to certain exceptions, Busey has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of the other party. These restrictions may prevent Busey from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The announcement of the proposed Merger could disrupt Busey’s relationships with its clients, suppliers, business partners, and others, as well as its operating results and business generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Merger on Busey’s business include the following:
•its employees may experience uncertainty about their future roles, which might adversely affect Busey’s ability to retain and hire key personnel and other employees;
First Busey Corporation (BUSE) | 112

•clients, suppliers, business partners, and other parties with which Busey maintain business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with Busey, or fail to extend an existing relationship with Busey; and
•Busey has each expended and will continue to expend significant costs, fees and expenses for professional services, and transaction costs in connection with the proposed Merger.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each Busey’s results of operations and financial condition.
The Merger Agreement limits Busey’s abilities to pursue alternatives to the Merger and may discourage other companies from trying to acquire Busey or CrossFirst.
The Merger Agreement contains “no shop” covenants that restrict each of Busey’s and CrossFirst’s ability to directly or indirectly, among other things, initiate, solicit, knowingly encourage, or knowingly facilitate inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by Busey’s and CrossFirst’s respective board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $36.7 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Busey or CrossFirst from considering or proposing that acquisition.
Busey stockholders will have reduced ownership and voting interest in the combined company after the consummation of the Merger and will exercise less influence over management.
Busey stockholders currently have the right to vote in the election of the board of directors and on other matters affecting Busey. When the Merger is completed, each Busey stockholder will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of Busey prior to the consummation of the Merger. Former CrossFirst stockholders as a group are estimated to own approximately thirty-six and one-half percent (36.5%) of the fully diluted shares of the combined company immediately after the Merger, and current Busey stockholders, as a group, are estimated to own approximately sixty-three and one half percent (63.5%) of the fully diluted shares of the combined company immediately after the Merger.
Issuance of shares of Busey common stock in connection with the Merger may adversely affect the market price of Busey common stock.
In connection with the payment of the merger consideration, Busey expects to issue shares of Busey common stock to CrossFirst stockholders. The issuance of these new shares of Busey common stock may result in fluctuations in the market price of Busey common stock, including a stock price decrease.
First Busey Corporation (BUSE) | 113

Stockholder or stockholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of Busey.
Stockholders of Busey and/or stockholders of CrossFirst may file lawsuits against Busey, CrossFirst, and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that no order, injunction, or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Merger, the Bank Merger, or any of the other transactions contemplated by the Merger Agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Busey or CrossFirst defendants from completing the Merger, the Bank Merger, or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to Busey and/or CrossFirst, including any cost associated with the indemnification of directors and officers of each company. Busey may incur costs in connection with the defense or settlement of any stockholder or stockholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of Busey and could prevent or delay the completion of the Merger.
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
During the third quarter of 2024, Busey purchased no shares under the repurchase plan. As of September 30, 2024, the Company had 1,919,275 shares that may still be purchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
First Busey Corporation (BUSE) | 114

ITEM 6. EXHIBITS

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)	Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated August 26, 2024, by and between First Busey Corporation and CrossFirst Bankshares, Inc.	BUSE (000-15950)	8-K	2.1	08/27/2024

10.1	Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Van A. Dukeman	BUSE (000-15950)	8-K	10.1	08/27/2024

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

First Busey Corporation (BUSE) | 115

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)	Form	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
First Busey Corporation (BUSE) | 116

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as of November 5, 2024, thereunto duly authorized.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY D. JONES
Jeffrey D. Jones
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)
First Busey Corporation (BUSE) | 117