Form 10-K
period 2024-12-31
FIRST BUSEY CORP /NV/
filed 2025-02-27
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes o  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 28, 2024, was $1.28 billion, determined using a per share closing price for the registrant’s common stock on that date of $24.21, as quoted on The Nasdaq Global Select Market. In calculating the market value of securities held by non-affiliates of the registrant as of June 28, 2024, the registrant has treated as securities held by affiliates the voting and non-voting stock owned by its directors and principal executive officers, voting stock for which its directors hold voting power, and voting and non-voting stock held by the First Busey Corporation Plan and Trust in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of February 27, 2025, there were 56,958,853 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of First Busey Corporation to be held May 29, 2025, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)
First Busey Corporation (BUSE) | 2024 — 2

FIRST BUSEY CORPORATION
FORM 10-K ANNUAL REPORT
First Busey Corporation (BUSE) | 2024 — 3

GLOSSARY
Busey uses acronyms, abbreviations, and other terms throughout this Annual Report, as defined in the glossary below:

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

BHCA	Bank Holding Company Act of 1956, as amended
bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “First Busey,” and the “Company”
C&I	Commercial and industrial
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CFPB	Consumer Financial Protection Bureau
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance issued jointly by the OCC, the Federal Reserve, and the FDIC
CrossFirst	CrossFirst Bankshares, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DFPR	Illinois Department of Financial and Professional Regulation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010
DSU	Deferred stock unit
Durbin Amendment	The Durbin Amendment to the Dodd-Frank Act, requiring the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
First Busey Corporation (BUSE) | 2024 — 4

Term	Definition
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey Risk Management	First Busey Risk Management, Inc.
First Community	First Community Financial Partners, Inc.
FirsTech	FirsTech, Inc.
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market, an accounting approach under which assets are carried at amortized historical cost less write-offs and downward fair value adjustments, as may be applicable
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
Nasdaq	National Association of Securities Dealers Automated Quotations
NM	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PCI	Purchased credit impaired
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
Stock Repurchase Plan	Stock repurchase program approved by First Busey Corporation's board of directors on February 3, 2015
Term Loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021. This term loan was paid off in the first quarter of 2024.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 2024 — 5

PART I
ITEM 1. BUSINESS
Contents of Item 1. Business
ORGANIZATION
First Busey Corporation is a $12.05 billion financial holding company. Organized in Nevada in 1980, First Busey Corporation is headquartered in Champaign, Illinois. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Busey conducts the business of banking and provides related banking services, asset management, brokerage, and fiduciary services through Busey Bank, and provides payment technology solutions through FirsTech. Busey also has various other subsidiaries that are not significant to the consolidated entity.
Busey Bank
Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois. Busey Bank has 50 banking centers in Illinois, eight in Missouri, three in southwest Florida, and one in Indianapolis, Indiana.
Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve its customers’ needs. Commercial services include commercial, CRE, real estate construction, and agricultural loans, as well as commercial depository services such as cash management. Retail banking services include residential real estate, home equity lines of credit, consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and individual retirement accounts and other fiduciary services through Busey Bank’s banking center, automated teller machines, and technology-based networks.
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
Busey Bank provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations through its Wealth Management business. As of December 31, 2024, $13.83 billion of assets were under care. For individuals, Busey Bank provides investment management, trust and estate advisory services, and financial planning. For businesses, it provides investment management, business succession planning, and employee retirement plan services. For foundations, Busey Bank provides investment management, investment strategy consulting, and fiduciary services. Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement. In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.
First Busey Corporation (BUSE) | 2024 — 6

Table of Contents    Contents of Item 1. Business
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
MERGERS AND ACQUISITIONS
Over the last several years, Busey completed the following acquisitions as part of its strategy to expand into new service areas and to provide broader coverage in areas where Busey already maintains a presence:

Acquisition Date	Companies Acquired
January 8, 2015	Herget Financial Corp. and its wholly-owned bank subsidiary, Herget Bank, National Association
April 30, 2016	Pulaski Financial Corp. and its wholly-owned subsidiary, Pulaski Bank, National Association
July 2, 2017	First Community Financial Partners, Inc. and its wholly-owned subsidiary, First Community Financial Bank
October 1, 2017	Mid Illinois Bancorp, Inc. and its wholly-owned subsidiary, South Side Trust & Savings Bank of Peoria
January 31, 2019	The Bank Ed Corp. and its wholly-owned subsidiary, TheBANK of Edwardsville
August 31, 2019	Investors' Security Trust Company
May 31, 2021	Cummins-American Corp. and its wholly-owned subsidiary, Glenview State Bank
April 1, 2024	Merchants and Manufacturers Bank Corporation, and its wholly-owned subsidiary, Merchants and Manufacturers Bank
Planned for 2025	CrossFirst Bankshares, Inc., and its wholly-owned subsidiary CrossFirst Bank
Further information related to acquisitions made prior to January 1, 2024, has been presented in the Annual Reports previously filed with the SEC corresponding to each year of each acquisition.
Planned Partnership with CrossFirst
On August 26, 2024, Busey and CrossFirst entered into an agreement and plan of merger (the “merger agreement”) pursuant to which CrossFirst will merge with and into Busey (the “merger”) and CrossFirst’s wholly-owned subsidiary, CrossFirst Bank, will merge with and into Busey Bank (the “bank merger”). The combined holding company will continue to operate under the First Busey Corporation name and the combined bank will operate under the Busey Bank name. This partnership will create a premier commercial bank in the Midwest, Southwest, and Florida, with 77 full-service locations across 10 states—Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas—and approximately $20 billion in combined assets, $17 billion in total deposits, $14 billion in total loans, and $14 billion in wealth assets under care.
First Busey Corporation (BUSE) | 2024 — 7

Table of Contents    Contents of Item 1. Business
Under the terms of the merger agreement, CrossFirst stockholders will have the right to receive for each share of CrossFirst common stock 0.6675 of a share of Busey’s common stock. Upon completion of the transaction, Busey’s stockholders will own approximately 63.5% of the combined company and CrossFirst’s stockholders will own approximately 36.5% of the combined company, on a fully-diluted basis. Busey common stock will continue to trade on the Nasdaq under the “BUSE” stock ticker symbol.
On December 20, 2024, Busey and CrossFirst stockholders voted to approve the merger. On January 16, 2025, Busey received regulatory approval from the Board of Governors of the Federal Reserve System for the merger. The transaction has also been approved by the Illinois Department of Financial and Professional Regulation and the Kansas Office of the State Bank Commissioner. Busey and CrossFirst intend to close the merger on March 1, 2025, subject to the satisfaction of the remaining customary closing conditions. It is anticipated that CrossFirst Bank will merge with and into Busey Bank in mid-2025. At the time of the bank merger, CrossFirst Bank locations will become banking centers of Busey Bank.
In connection with the merger, Busey incurred one-time pretax acquisition-related expenses of $3.9 million in 2024.
For further details on the merger, see Busey’s Current Report on Form 8‑K announcing the merger, which was filed with the SEC on August 27, 2024.
2024 Acquisition of Merchants and Manufacturers Bank Corporation
On April 1, 2024, Busey completed its acquisition of M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expanded Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
For further information regarding these acquisitions, see “Note 2. Mergers and Acquisitions” in the Notes to the Consolidated Financial Statements.
BANKING CENTER MARKETS
Busey Bank serves the Illinois banking market with 50 banking centers. Seventeen of Busey’s Illinois banking centers are positioned to serve the suburban Chicago market, 21 banking centers serve central Illinois markets, and 12 banking centers in Illinois are located within the St. Louis Metropolitan Statistical Area. Busey’s Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
Busey Bank has eight banking centers in Missouri. St. Louis, Missouri has a diverse economy with major employment sectors including health care, financial services, professional and business services, and retail. Busey has a total of 20 banking centers within the boundaries of the St. Louis Metropolitan Statistical Area, including branches in both Illinois and Missouri.
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
First Busey Corporation (BUSE) | 2024 — 8

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
Based on information obtained from the FDIC Summary of Deposits dated June 30, 2024, the most recent report available, out of 355 financial institutions headquartered in the State of Illinois, Busey Bank ranked fourth in total deposits within the Illinois market. Further, Busey Bank ranked in the top 10 in total deposits in nine Illinois counties:

As of June 30, 2024
County	Busey Bank Market Share Ranking
Champaign	1
Macon	2
Madison	2
Grundy	3
St. Clair	7
Tazewell	3
McLean	3
Peoria	3
Will	7
HUMAN CAPITAL
Busey is built upon a strong commitment to associate, customer, stockholder, and community, with its associates as the cornerstone of this unwavering commitment. Busey’s vision, Service Excellence in Everything We Do, starts with Busey’s dedication to its associates. Busey is deeply humbled to be consistently recognized nationally and locally throughout the Company’s footprint, including being named nationally among the World’s Best Banks and America’s Best Banks by Forbes; the Best Banks to Work For by American Banker; and the Best Places to Work in Money Management by Pension and Investments. Locally, Busey was once again voted among the Best Places to Work in Illinois and a Best Company to Work For in Florida. From exceeding the needs of customers and colleagues to serving their communities selflessly, Busey associates show unmatched dedication to the Company. Their shared experiences are what make these and other awards possible. Since Busey opened its doors 157 years ago, Busey has maintained its core values, creating a strong foundation and shaping its inclusive culture.
First Busey Corporation (BUSE) | 2024 — 9

Table of Contents    Contents of Item 1. Business
Busey remains committed to fostering a welcoming and supportive environment within its organization, the banking profession, and the communities in which it operates. Busey is dedicated to attracting and retaining talent across a variety of backgrounds and experiences. Teams with varying beliefs and opinions promote productivity, creativity, and innovation, while better meeting and exceeding the needs of Busey’s customer base. Recruiting, supporting, and retaining a workforce with varying perspectives and ideas, while maintaining a welcoming culture, is the foundation of Busey’s core values—One Busey. Busey’s endeavors in this regard are reported to the Employee Benefit and Compensation Committee and to the Board's Enterprise Risk Committee, which hold the organization accountable to this core value at the highest levels of management.
Associate engagement is an important barometer of Busey’s cultural health. Busey regularly solicits feedback to understand the views of its associates about their work environment and Busey’s culture. The results from engagement surveys are used to implement programs and processes designed to enhance engagement and improve the associate experience. With a strong 91% participation rate and an approach focused on continuous improvement, 2024 results increased to the highest scores in Busey’s history. One such way to keep associates informed and engaged is through quarterly update calls, which are conducted by Busey leadership. These calls provide important information about the financial health of the Company, but more importantly they provide a cultural touchpoint to solidify Busey’s commitment to its number one asset – its associates. A tenet of Busey’s engaged culture is a commitment to investing in associates through unique, award-winning training and development programs. In 2024, 59% of Busey’s associate base engaged in talent and leadership development programs. Since 2017, Busey has been a proud recipient of the Association for Talent Development’s BEST Award, which is presented to organizations that demonstrate enterprise-wide success as a result of employee talent development.
Additionally, Busey cares about the health and well-being of its associates and their families, as evidenced by a strong investment and an 85% participation rate in Busey’s innovative, holistic health and wellness program, B Well. Investments in B Well include a stress management and mental wellness component, lifesaving biometric screenings, a corporate health and wellness coach, onsite wellness center, health club reimbursements, on-demand wellness streaming service and Health Savings Account investments funded by the Company. In 2024, Busey was honored to be recognized among the Illinois' Healthiest Employers by global health insurer Cigna and Crain’s Content Studio, marking the seventh year the Company was named among this elite group.
As of December 31, 2024, Busey and its subsidiaries had a total of 1,509 full-time equivalents. Geographic distribution of Busey associates is as follows:

	As of December 31, 2024
	Full-time	Part-time	Total
Busey associates by state
Illinois	1,128	74	1,202
Missouri	174	5	179
Florida	89		89
Indiana	28	1	29
Remote	49		49
Total number of associates	1,468	80	1,548

Full-time equivalents	1,468	41	1,509
First Busey Corporation (BUSE) | 2024 — 10

Table of Contents    Contents of Item 1. Business
CORPORATE GOVERNANCE
Information about Busey’s Board of Directors and Executive Officers is presented under “Officers & Directors” on Busey’s Investor Relations website at ir.busey.com. Additionally, a listing of Busey’s executive officers is presented in Part III, Item 10 of this Form 10‑K under the caption “Executive Officers.”
Busey has adopted a code of ethics applicable to all Busey associates, officers, and directors. The text of this code of ethics is presented under “Governance Documents” on Busey’s Investor Relations website at ir.busey.com.
Reference to Busey’s Investor Relations website does not constitute incorporation by reference of the information contained on the website and it should not be considered part of this document.
SUPERVISION, REGULATION, AND OTHER FACTORS
General
FDIC-insured institutions, like Busey Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law. As a result, Busey’s growth and earnings performance may be affected not only by management decisions, competitive dynamics, and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the DFPR, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws and sanctions enforced by the U.S. Treasury have an impact on Busey’s business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to Busey’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of Busey’s business; the kinds and amounts of investments that Busey and Busey Bank may make; required capital levels relative to assets; the nature and amount of collateral for loans; the establishment of branches; the ability of Busey and Busey Bank to merge, consolidate and acquire; dealings with Busey’s and Busey Bank’s insiders and affiliates; and Busey’s payment of dividends.
In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act in 2010, Busey experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions (at the time, those with assets of $50 billion and greater), certain provisions of the law triggered at $10 billion in assets and the influence of other provisions filtered down in varying degrees to community banks over time, causing Busey’s compliance and risk management processes, and the costs thereof, to increase. The Regulatory Relief Act provided meaningful relief for banks and their holding companies that were not considered systemically important (amended to be those with assets under $250 billion). However, the $10 billion threshold remained in place for certain Dodd-Frank Act reforms that are applicable to Busey, as discussed below. It is anticipated that the current presidential administration and the current U.S. Congress likely will not increase the regulatory burden on banking organizations. At this time, however, it is not possible to predict with any certainty the actual impact that the current political climate may have on the banking industry or the operations of Busey or Busey Bank.
First Busey Corporation (BUSE) | 2024 — 11

Table of Contents    Contents of Item 1. Business
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of Busey and Busey Bank, as well as the banking industry in general. Based on statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.
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
The $10 billion Threshold
As indicated above, the Dodd-Frank Act included a number of requirements that were triggered when a banking entity crossed over $10 billion in assets. Those included requirements for stress testing capital, maintenance of a risk committee, adherence to the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds, limitations on interchange fees for certain debit transactions, clearing of swap agreements, and examination and enforcement related to consumer financial services by the CFPB, in addition to a number of heightened reporting requirements. The Regulatory Relief Act eliminated the stress test and risk committee requirements for banking entities between $10 billion and $50 billion, but the other regulations and reporting requirements under the Dodd-Frank Act were not changed.
Busey crossed the $10 billion threshold in 2020. The material consequences to Busey of crossing the $10 billion threshold are as follows:
Interchange Fees
The Durbin Amendment to the Dodd-Frank Act required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions. Interchange fees, also known as “swipe” fees, are charges that merchants pay to card-issuing banks, such as Busey Bank, for processing electronic payment transactions. The Federal Reserve set the maximum interchange fee at 21 cents, plus five bps of the transaction value. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. Fee limits imposed by the Durbin Amendment are applicable to any banking organization with over $10 billion in assets and became applicable to Busey Bank on July 1, 2022, following a six-month transition period. Compliance with the Durbin Amendment has reduced Busey Bank’s earnings on the covered debit transactions.
First Busey Corporation (BUSE) | 2024 — 12

Table of Contents    Contents of Item 1. Business
Volcker Rule
The Volcker Rule (also a part of the Dodd-Frank Act) restricts the ability of banking organizations (holding companies and their affiliates) with over $10 billion in assets to sponsor or invest in private funds, or to engage in certain types of proprietary trading. In October 2019, the Federal Reserve, OCC, FDIC, Commodity Futures Trading Commission, and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking organization’s trading activities and to clarify and amend certain definitions, requirements, and exemptions. Banking organizations have two years (with a possibility of extensions) to comply with the Volcker requirements after crossing the $10 billion threshold. Busey does not materially engage in the activities prohibited by the Volcker Rule; therefore, the application of the rule will not have a material effect on Busey’s operations.
CFPB Examination and Enforcement
Although most of the CFPB’s rules issued under federal consumer financial protection laws are applicable to all providers of consumer financial services, the CFPB only has examination and enforcement authority over banks with more than $10 billion in assets (measured over four consecutive quarters). Busey Bank is under CFPB oversight for consumer banking transactions and continues to be examined for compliance with consumer laws by its primary federal regulator, the Federal Reserve.
Clearing Swaps Agreements
Banks with over $10 billion in assets are required to clear swaps agreements on exchanges. Busey Bank began to comply with the exchange requirement beginning in 2021.
Risk Committee
The Dodd-Frank Act required publicly traded bank holding companies with more than $10 billion in total consolidated assets to establish and maintain a risk committee. Pursuant to the Federal Reserve’s final rules issued under the Regulatory Relief Act, that threshold was increased to $50 billion. Although it is not yet required to have a risk committee in place, Busey established a committee comprised of holding company directors in 2018 to oversee risk matters in preparation for future growth.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as Busey Bank, as well as their holding companies (i.e., banking organizations), generally are required to hold more capital than other businesses. These requirements directly affect Busey’s earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.
First Busey Corporation (BUSE) | 2024 — 13

Table of Contents    Contents of Item 1. Business
Capital Levels
Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” Beginning in 1989, capital guidelines for U.S. banking organizations have been based upon international capital accords, known as “Basel” accords, adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule
U.S. federal banking agencies adopted the Basel III Rule in regulations that were effective (with a number of phase-ins) in 2015. The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those established previously and are still in effect today. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national banks, state banks, and savings and loan associations, as well as to most bank and savings and loan holding companies. First Busey and Busey Bank are each subject to the Basel III Rule as described below.
Risk-Weighting Assets
Three of the required Basel III capital ratios, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of so-called “risk weights,” which was introduced in the first Basel accord, bank assets were divided into four basic risk-weighted categories of zero, 20, 50, and 100%. Basel III required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by the Basel I accord in assigning assets to risk-weight categories, it significantly increases the number of categories and adds conditions to the assignment of certain risk weights. Risk weights were established as high as 250% for certain CRE exposures, and higher for certain derivatives.
The assignment of risk weights is likely to continue to be under review by federal banking agencies as they seek to implement certain remaining elements of Basel III. In July 2023, the Biden Administration banking agencies had proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets. The Basel III Endgame Proposal would generally have impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets and, as a general matter, would not impact Busey. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in a form substantially similar to the Basel III Endgame Proposal. The banking agencies may issue their own version of this proposal.
First Busey Corporation (BUSE) | 2024 — 14

Table of Contents    Contents of Item 1. Business
Minimum Capital Ratio Requirements
The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but in requiring that forms of capital be of higher quality to absorb loss, it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking organization’s Common Equity Tier 1 Capital.
The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:
•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
Capital Conservation Buffer
In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well-Capitalized Requirements
The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (1) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (2) qualify for expedited processing of other required notices or applications; and (3) accept, roll-over or renew brokered deposits. Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the Federal Reserve, in order to be well-capitalized, a banking organization must maintain all of the following:
•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
First Busey Corporation (BUSE) | 2024 — 15

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
As of December 31, 2024: (1) Busey Bank was not subject to a directive from the Federal Reserve or the DFPR to increase its capital, and (2) Busey Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2024, Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. First Busey also is in compliance with the capital conservation buffer.
Prompt Corrective Action
The concept of a banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (1) requiring the institution to submit a capital restoration plan; (2) limiting the institution’s asset growth and restricting its activities; (3) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (4) restricting transactions between the institution and its affiliates; (5) restricting the interest rate that the institution may pay on deposits; (6) ordering a new election of directors of the institution; (7) requiring that senior executive officers or directors be dismissed; (8) prohibiting the institution from accepting deposits from correspondent banks; (9) requiring the institution to divest certain subsidiaries; (10) prohibiting the payment of principal or interest on subordinated debt; and (11) ultimately, appointing a receiver for the institution.
Supervision and Regulation of First Busey Corporation
General
First Busey Corporation, as the sole stockholder of Busey Bank, is a bank holding company. As a bank holding company, First Busey Corporation is registered with, and subject to regulation, supervision, and enforcement by, the Federal Reserve under the BHCA. First Busey Corporation is legally obligated to act as a source of financial and managerial strength to Busey Bank and to commit resources to support it in circumstances where First Busey Corporation might not otherwise do so. Under the BHCA, First Busey Corporation is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding First Busey Corporation and Busey Bank as the Federal Reserve may require.
First Busey Corporation (BUSE) | 2024 — 16

Table of Contents    Contents of Item 1. Business
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity, or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. First Busey Corporation has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, First Busey and Busey Bank must be well-capitalized, well-managed, and Busey Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to re-achieve compliance with those requirements, but during the period of noncompliance the Federal Reserve may place any limitations on the financial holding company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that financial holding company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company but may arise under certain circumstances between 10% and 24.99% ownership.
First Busey Corporation (BUSE) | 2024 — 17

Table of Contents    Contents of Item 1. Business
Capital Requirements
Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
Dividend Payments
First Busey Corporation's ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey Corporation is subject to the limitations of Nevada law, which allows First Busey Corporation to pay dividends unless, after such dividend, (1) First Busey Corporation would not be able to pay its debts as they become due in the usual course of business or (2) First Busey Corporation’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey Corporation were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (1) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
Incentive Compensation
There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and their subsidiary banks, reflecting recognition by federal banking agencies and U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result is interagency guidance on sound incentive compensation practices for banking organizations.
The interagency guidance recognized three core principles. Effective incentive plans should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk-management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Under the interagency guidance, smaller banking organizations, like Busey, that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.
First Busey Corporation (BUSE) | 2024 — 18

Table of Contents    Contents of Item 1. Business
In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal, signaling potential interagency misalignment and raising doubts regarding the likelihood of the proposed rule being finalized in its current form. The FDIC has indicated that the agencies will continue to coordinate to reach consensus, but it is not yet clear whether this initiative will continue during the current president’s administration.
Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the business and operations of Busey and Busey Bank.
Federal Securities Regulation
First Busey Corporation’s common stock is registered with the SEC under the Securities Act and the Exchange Act. Consequently, First Busey Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance
The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and it authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. As discussed in the “Incentive Compensation” section above, the federal banking and financial services agencies have proposed rules regarding incentive-based compensation arrangements for certain financial institutions, but no rule has been adopted at this time.
Supervision and Regulation of Busey Bank
General
Busey Bank is an Illinois-chartered bank. Its deposit accounts are insured by the FDIC’s Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, Busey Bank is subject to the examination, supervision, reporting, and enforcement requirements of the DFPR, the chartering authority for Illinois banks. In October 2024, Busey Bank became a member of the Federal Reserve System, and as a result, Busey Bank became subject to the examination, reporting, regulatory, and enforcement requirements of the Federal Reserve. In addition, the FDIC, as administrator of its Deposit Insurance Fund, has regulatory authority over Busey Bank.
First Busey Corporation (BUSE) | 2024 — 19

Table of Contents    Contents of Item 1. Business
Deposit Insurance
As an FDIC-insured institution, Busey Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like Busey Bank that are not considered large and highly complex banking organizations, the risk classification is based on examination ratings and financial ratios. A bank’s assessment is then calculated by multiplying its assessment rate by its assessment base (average consolidated total assets minus its average tangible equity). The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 bps to 32 bps on an annualized basis. However, the maximum rate is 18 bps for FDIC-insured institutions in the top two categories of examination composite ratings.
At least semi-annually, the FDIC updates its loss and income projections for its Deposit Insurance Fund and, if needed, increases or decreases the assessment rates, following a notice and comment period on proposed rule making. For this purpose, the reserve ratio is the Deposit Insurance Fund balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028, deadline, and no adjustments to the base assessment rates is currently projected.
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $24.1 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more, at an annual rate of 13.4 bps beginning with the first quarterly assessment period of 2024 and an invoice payment date of June 28, 2024. The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022, reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Busey Bank, as part of a banking organization with assets of $5 billion or more, was technically subject to the FDIC special assessment; however, Busey Bank did not have to pay this assessment due to uninsured deposits being below the $5 billion exclusion threshold.
Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets. During the year ended December 31, 2024, Busey Bank paid supervisory assessments to the DFPR totaling approximately $0.8 million.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
Liquidity Requirements
Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality, liquid assets to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain on the financial industry. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like Busey Bank, as highlighted in a 2023 addendum to interagency guidance on funding and liquidity risk management.
First Busey Corporation (BUSE) | 2024 — 20

Table of Contents    Contents of Item 1. Business
Primary roles of liquidity risk management are to: (1) prospectively assess the need for funds to meet obligations; and (2) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not apply to Busey Bank, management continues to review its liquidity risk management framework in light of regulatory and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether, and to what extent, certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress). At the present time, it is unclear how the FDIC may use the information that it gathered pursuant to this request, if at all. However, the possibility remains that the information obtained through this request, or through other requests by the FDIC or other banking agencies, may be used to make regulatory changes that could have a future impact on liquidity monitoring and risk management requirements applicable to Busey Bank.
Dividend Payments
The primary source of funds for First Busey Corporation is dividends from Busey Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as Busey Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s calendar year-to-date net income plus the bank’s retained income for the two preceding calendar years.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, the Federal Reserve, the FDIC, and the DFPR may prohibit the payment of dividends by Busey Bank if any of these banking agencies determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, FDIC-insured institutions that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.
State Bank Investments, Activities, and Acquisitions
Busey Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the Deposit Insurance Fund. These restrictions have not had, and are not currently expected to have, a material impact on the operations of Busey Bank.
First Busey Corporation (BUSE) | 2024 — 21

Table of Contents    Contents of Item 1. Business
Busey Bank may be required to seek approval from their applicable state regulator and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. The acting chairperson of the FDIC has indicated that the FDIC may seek to reverse the FDIC’s 2024 policy statement. Although the Federal Reserve, Busey Bank’s primary federal regulator, did not release any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, management of Busey Bank and Busey has considered the impact that the OCC’s and FDIC’s rules and guidance may have on the review of any relevant transactions that Busey Bank undertakes.
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
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the banking agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action that the agency deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
First Busey Corporation (BUSE) | 2024 — 22

Table of Contents    Contents of Item 1. Business
During the past decade, banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities, and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The banking agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified by Busey for 2024 are discussed under “Item 1A. Risk Factors” below. Busey Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).
Privacy and Cybersecurity
Busey Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and other confidential information of its customers. These laws require Busey Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact Busey Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, Busey Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations. Busey Bank and Busey also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. Busey Bank must also consider and address cybersecurity considerations as part of its risk management processes.
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
Federal Home Loan Bank System
Busey Bank is a member of a FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
First Busey Corporation (BUSE) | 2024 — 23

Table of Contents    Contents of Item 1. Business
Community Reinvestment Act Requirements
The CRA requires Busey Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal banking agencies regularly assess Busey Bank’s record of meeting the credit needs of its communities in dedicated examinations. Busey Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which Busey Bank and Busey may engage. For example, a low CRA rating may impact the review of applications for acquisitions by Busey Bank, or Busey’s financial holding company status.
On October 24, 2023, the banking agencies issued a final rule to strengthen and modernize the CRA regulations (the "CRA Rule"). Management of Busey Bank has effectively assessed the impact of the CRA Rule on its CRA lending and investment activities in its respective markets and continues to align its program with current and future expectations.
The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the banking agencies described the goals of the CRA Rule as follows: (1) to expand access to credit, investment, and basic banking services in low and moderate-income communities; (2) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (3) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluations and clarifying eligible CRA activities focused on low- and moderate-income communities and under-served rural communities; (4) to tailor CRA rules and data collection to bank size and business model; and (5) to maintain a unified approach among the regulators.
In 2022, Busey Bank, like all Illinois chartered banks, became subject to state-level CRA standards, following passage of the Illinois CRA. This means that, in addition to the federal CRA review, Busey Bank will be reviewed by the DFPR to assess Busey Bank’s record of meeting the credit needs of its communities. Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of Busey Bank’s effectiveness in meeting its Illinois CRA requirements.
Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions
The Bank Secrecy Act is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. These laws and regulations are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism regime under the Bank Secrecy Act provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (1) customer identification programs; (2) money laundering; (3) terrorist financing; (4) identifying and reporting suspicious activities and currency transactions; (5) currency crimes; and (6) cooperation between FDIC-insured institutions and law enforcement authorities. Busey Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.
First Busey Corporation (BUSE) | 2024 — 24

Table of Contents    Contents of Item 1. Business
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern that has, in recent years, been subject to additional scrutiny by federal banking agencies as well as the SEC for publicly-traded banking organizations. The interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (1) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (2) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in more recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2024, Busey Bank did not exceed these guidelines.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many initial rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing, and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling regulations imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay.
First Busey Corporation (BUSE) | 2024 — 25

Table of Contents    Contents of Item 1. Business
Over the last several years, the CFPB has taken an aggressive approach to the regulation and supervision, where applicable, of providers of consumer financial products and services. In particular, the CFPB has taken, or attempted to take, a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees. This includes proposed and final rules, interpretive opinions, and enforcement actions. In 2024, the CFPB finalized a rule that eliminated an exemption for overdraft fees from lending laws (the “Overdraft Rule”). The Overdraft Rule, which has an effective date of October 1, 2025, applies to financial institutions, such as FDIC-insured institutions, with over $10 billion in assets , like Busey Bank, and provides several different options on how to approach charging overdraft fees. Busey expects that the implementation of this rule may result in a decrease in fee income. Several banks and trade associations have sued the CFPB regarding the Overdraft Rule, claiming that the CFPB has exceeded its regulatory authority. The CFPB is now under new acting leadership and has paused much of its existing work. It remains unclear what this will mean for the agency and its oversight of consumer protection laws and regulations. Though some of the CFPB’s rulemakings are under review, the laws, rules, and regulations that the agency has enforced since its inception currently remain intact and could be enforced by other banking agencies.
Consumer protection rules have an impact on Busey Bank’s operations, including by increasing compliance costs and potentially negatively affecting earnings. Busey Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.
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
Non-GAAP disclosures have inherent limitations and are not audited. They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Tax effected numbers included in these non-GAAP disclosures are based on estimated statutory rates, estimated federal income tax rates, or effective tax rates as noted with the tables below.
The following tables present reconciliations between these non-GAAP measures and what management believes to be the most directly comparable GAAP financial measures.
First Busey Corporation (BUSE) | 2024 — 26

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue and Related Measures
(dollars in thousands)

		Years Ended December 31,
		2024	2023	2022
Net interest income (GAAP)		$322,611	$320,621	$323,628
Total noninterest income (GAAP)		139,682	121,214	126,613
Net security (gains) losses (GAAP)		6,102	2,199	2,133
Total noninterest expense (GAAP)		(300,399)	(285,532)	(283,881)
Pre-provision net revenue (Non-GAAP)	[a]	167,996	158,502	168,493
Acquisition and restructuring expenses		8,140	4,328	4,537
Provision for unfunded commitments		(1,095)	461	61
Amortization of New Markets Tax Credit		—	8,999	6,333
Realized (gain) loss on the sale of mortgage service rights		(7,724)	—	—
Adjusted pre-provision net revenue (Non-GAAP)	[b]	$167,317	$172,290	$179,424

Average total assets (GAAP)	[c]	$12,051,871	$12,246,218	$12,492,948

Pre-provision net revenue to average total assets (Non-GAAP)	[a÷c]	1.39%	1.29%	1.35%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)	[b÷c]	1.39%	1.41%	1.44%

First Busey Corporation (BUSE) | 2024 — 27

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Average Tangible Common Equity, and Related Ratios
(dollars in thousands, except per share amounts)

		Years Ended December 31,
		2024	2023	2022
Net income (GAAP)	[a]	$113,691	$122,565	$128,311
Acquisition expenses:
Salaries, wages, and employee benefits		1,457	—	587
Data processing		548	—	214
Professional fees, occupancy, furniture and fixtures, and other		4,896	357	258
Acquisition expenses		6,901	357	1,059
Restructuring expenses:
Salaries, wages, and employee benefits		123	3,760	2,409
Loss on leases or fixed asset impairment		—	—	986
Professional fees, occupancy, furniture and fixtures, and other		1,116	211	83
Restructuring expenses		1,239	3,971	3,478
Acquisition and restructuring expenses		8,140	4,328	4,537
Related tax benefit[1]		(2,026)	(881)	(938)
Adjusted net income (Non-GAAP)	[b]	$119,805	$126,012	$131,910

Weighted average number of common shares outstanding, diluted (GAAP)	[c]	57,543,001	56,256,148	56,137,164
Diluted earnings per common share (GAAP)	[a÷c]	$1.98	$2.18	$2.29
Adjusted diluted earnings per common share (Non-GAAP)	[b÷c]	2.08	2.24	2.35

Average total assets (GAAP)	[d]	$12,051,871	$12,246,218	$12,492,948
Return on average assets (GAAP)	[a÷d]	0.94%	1.00%	1.03%
Adjusted return on average assets (Non-GAAP)	[b÷d]	0.99%	1.03%	1.06%

Average common equity (GAAP)		$1,342,424	$1,197,511	$1,195,171
Average goodwill and other intangible assets, net		(366,601)	(359,347)	(370,424)
Average tangible common equity (Non-GAAP)	[e]	$975,823	$838,164	$824,747

Return on average tangible common equity (Non-GAAP)	[a÷e]	11.65%	14.62%	15.56%
Adjusted return on average tangible common equity (Non-GAAP)	[b÷e]	12.28%	15.03%	15.99%
___________________________________________
1.Tax benefits were calculated by multiplying acquisition expenses and other restructuring expenses by tax rates of 24.9%, 20.4%, and 20.7% for the years ended December 31, 2024, 2023, and 2022, respectively.
First Busey Corporation (BUSE) | 2024 — 28

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tax-Equivalent Net Interest Income, Adjusted Net Interest Income, Net Interest Margin, and Adjusted Net Interest Margin
(dollars in thousands)

		Years Ended December 31,
		2024	2023	2022
Net interest income (GAAP)		$322,611	$320,621	$323,628
Tax-equivalent adjustment[1]		1,693	2,173	2,199
Tax-equivalent net interest income (Non-GAAP)	[a]	324,304	322,794	325,827
Purchase accounting accretion related to business combinations		(3,166)	(1,477)	(3,134)
Adjusted net interest income (Non-GAAP)	[b]	$321,138	$321,317	$322,693

Average interest-earning assets (GAAP)	[c]	$10,999,424	$11,181,010	$11,479,730

Net interest margin (Non-GAAP)	[a÷c]	2.95%	2.89%	2.84%
Adjusted net interest margin (Non-GAAP)	[b÷c]	2.92%	2.87%	2.81%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
First Busey Corporation (BUSE) | 2024 — 29

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Revenue Measures, Adjusted Noninterest Expense, Adjusted Core Expense, and Efficiency Ratios
(dollars in thousands)

		Years Ended December 31,
		2024	2023	2022
Net interest income (GAAP)	[a]	$322,611	$320,621	$323,628
Tax-equivalent adjustment[1]		1,693	2,173	2,199
Tax-equivalent net interest income (Non-GAAP)	[b]	324,304	322,794	325,827

Total noninterest income (GAAP)		139,682	121,214	126,613
Net security (gains) losses (GAAP)		6,102	2,199	2,133
Noninterest income excluding net securities gains and losses (Non-GAAP)	[c]	145,784	123,413	128,746
Realized net (gains) losses on the sale of mortgage servicing rights (GAAP)		(7,724)	—	—
Adjusted noninterest income (Non-GAAP)	[d]	$138,060	$123,413	$128,746

Tax-equivalent revenue (Non-GAAP)	[e = b+c]	$470,088	$446,207	$454,573
Adjusted tax-equivalent revenue (Non-GAAP)	[f = b+d]	462,364	446,207	454,573
Operating revenue (Non-GAAP)	[g = a+d]	460,671	444,034	452,374

Adjusted noninterest income to operating revenue (Non-GAAP)	[d÷g]	29.97%	27.79%	28.46%

Total noninterest expense (GAAP)		$300,399	$285,532	$283,881
Amortization of intangible assets (GAAP)	[h]	(10,057)	(10,432)	(11,628)
Noninterest expense excluding amortization of intangible assets (Non-GAAP)	[i]	290,342	275,100	272,253
Acquisition and restructuring expenses		(8,140)	(4,328)	(4,537)
Adjusted noninterest expense (Non-GAAP)	[j]	282,202	270,772	267,716
Provision for unfunded commitments		1,095	(461)	(61)
Amortization of New Markets Tax Credit		—	(8,999)	(6,333)
Adjusted core expense (Non-GAAP)	[k]	$283,297	$261,312	$261,322

Noninterest expense, excluding non-operating adjustments (Non-GAAP)	[j-h]	$292,259	$281,204	$279,344

Efficiency ratio (Non-GAAP)	[i÷e]	61.76%	61.65%	59.89%
Adjusted efficiency ratio (Non-GAAP)	[j÷f]	61.03%	60.68%	58.89%
Adjusted core efficiency ratio (Non-GAAP)	[k÷f]	61.27%	58.56%	57.49%
___________________________________________
1.The tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
First Busey Corporation (BUSE) | 2024 — 30

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Book Value and Tangible Book Value Per Common Share
(dollars in thousands, except per share amounts)

		As of December 31,
		2024	2023
Total stockholders' equity (GAAP)		$1,383,269	$1,271,981
Goodwill and other intangible assets, net (GAAP)		(365,975)	(353,864)
Tangible book value (Non-GAAP)	[a]	$1,017,294	$918,117

Ending number of common shares outstanding (GAAP)	[b]	56,895,981	55,244,119

Tangible book value per common share (Non-GAAP)	[a÷b]	$17.88	$16.62

Tangible Assets, Tangible Common Equity, and Tangible Common Equity to Tangible Assets
(dollars in thousands)

		As of December 31,
		2024	2023
Total assets (GAAP)		$12,046,722	$12,283,415
Goodwill and other intangible assets, net (GAAP)		(365,975)	(353,864)
Tax effect of other intangible assets[1]		6,379	6,888
Tangible assets (Non-GAAP)[2]	[a]	$11,687,126	$11,936,439

Total stockholders' equity (GAAP)		$1,383,269	$1,271,981
Goodwill and other intangible assets, net (GAAP)		(365,975)	(353,864)
Tax effect of other intangible assets[1]		6,379	6,888
Tangible common equity (Non-GAAP)[2]	[b]	$1,023,673	$925,005

Tangible common equity to tangible assets (Non-GAAP)[2]	[b÷a]	8.76%	7.75%
___________________________________________
1.Net of estimated deferred tax liability, calculated using an estimated tax rate of 26.73% as of December 31, 2024, and 28.0% as of December 31, 2023.
2.Tax-effected measure.
First Busey Corporation (BUSE) | 2024 — 31

Table of Contents    Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Core Deposits and Related Ratios
(dollars in thousands)

		As of December 31,
		2024	2023
Portfolio loans (GAAP)	[a]	$7,697,087	$7,651,034

Total deposits (GAAP)	[b]	$9,982,490	$10,291,156
Brokered deposits, excluding brokered time deposits of $250,000 or more		(13,090)	(6,001)
Time deposits of $250,000 or more		(334,503)	(386,286)
Core deposits (Non-GAAP)	[c]	$9,634,897	$9,898,869

RATIOS
Core deposits to total deposits (Non-GAAP)	[c÷b]	96.52%	96.19%
Portfolio loans to core deposits (Non-GAAP)	[a÷c]	79.89%	77.29%

First Busey Corporation (BUSE) | 2024 — 32

Table of Contents    Item 1. Business Contents
SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in or incorporated by reference into this Annual Report that are not historical facts may constitute forward-looking statements within the meaning of Section 27A Securities Act, and Section 21E of the Exchange Act. These forward-looking statements are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and estimates and describe Busey’s future plans, strategies, and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim” and similar expressions. These forward-looking statements include statements relating to Busey’s projected growth, anticipated future financial performance, financial condition, credit quality, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, business and growth strategies, and any other statements that are not historical facts.
These forward-looking statements are subject to significant risks, assumptions, and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on Busey’s financial condition, results of operations, and future prospects can be found under “Item 1A. Risk Factors” in this Annual Report and elsewhere in Busey’s periodic and Current Reports filed with the SEC. These factors include, but are not limited to, the following:
1.risks related to the proposed transaction with CrossFirst, including (i) the possibility that the proposed transaction will not close when expected or at all because conditions to the closing are not satisfied on a timely basis or at all; (ii) the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Busey and CrossFirst do business; (iii) the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (iv) diversion of management's attention from ongoing business operations and opportunities; (v) the possibility that Busey may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all; (vi) the possibility that Busey may be unable to successfully integrate CrossFirst's operations with those of Busey or that such integration may be more difficult, time consuming, or costly than expected; (vii) revenues following the proposed transaction may be lower than expected; and (viii) stockholder litigation that could prevent or delay the closing of the proposed transaction or otherwise negatively impact Busey's business and operations;
2.the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures and supply chain constraints);
3.effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations, and tax regulations;
4.the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the conflict in the Middle East);
5.changes in state and federal laws, regulations, and governmental policies concerning Busey's general business (including changes in response to the bank failures in 2023 or as a result of changes in policies implemented by the new presidential administration);
6.the imposition of tariffs or other governmental policies impacting the value of products produced by the Company's commercial borrowers;
7.new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the FASB, the SEC, or the PCAOB;
First Busey Corporation (BUSE) | 2024 — 33

Table of Contents    Item 1. Business Contents
8.changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates);
9.increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers;
10.changes in technology and the ability to develop and maintain secure and reliable electronic systems;
11.the loss of key executives or associates, talent shortages, and employee turnover;
12.changes in consumer spending;
13.unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes);
14.fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates;
15.credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including CRE loans);
16.the overall health of the local and national real estate market;
17.the ability to maintain an adequate level of allowance for credit losses on loans;
18.the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
19.the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds;
20.the level of non-performing assets on Busey’s balance sheets;
21.interruptions involving information technology and communications systems or third-party servicers;
22.breaches or failures of information security controls or cybersecurity-related incidents;
23.the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; and
24.other factors and risks described under “Item 1A. Risk Factors” herein.
Because of those risks and other uncertainties, Busey’s actual future results, performance, achievement, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, Busey’s past results of operations are not necessarily indicative of its future results.
You should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made. Busey does not undertake an obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. Busey qualifies all of its forward-looking statements by these cautionary statements.
First Busey Corporation (BUSE) | 2024 — 34

ITEM 1A. RISK FACTORS
This section highlights the risks management believes could adversely affect Busey’s financial performance. Additional risks that could affect Busey adversely and cannot be predicted may arise at any time. Further, risks that are immaterial at this time may have an adverse impact on Busey’s future financial condition.
Contents of Item 1A. Risk Factors

ECONOMIC AND MARKET RISKS	35
REGULATORY AND LEGAL RISKS	36
CREDIT AND LENDING RISKS	38
CAPITAL AND LIQUIDITY RISKS	40
COMPETITIVE AND STRATEGIC RISKS	41
ACCOUNTING AND TAX RISKS	43
OPERATIONAL RISKS	44
ECONOMIC AND MARKET RISKS
Conditions in the financial market and economic conditions, including conditions in the states in which it operates, generally may adversely affect Busey’s business.
Busey’s general financial performance is highly dependent upon the business environment in the markets where it operates and, in particular, the ability of borrowers to pay interest on, and repay principal of, outstanding loans, and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation; geopolitical developments, such as ongoing conflicts in the Middle East and the Russian invasion of Ukraine, and resulting disruptions in the global energy market; tight labor market conditions domestically; supply chain issues both domestically and internationally; and the potential effects of the new presidential administration, including its response to the foregoing, potential imposition of new tariffs, mass deportations and changes to tax or other financial regulations, uncertainty surrounding future changes may adversely affect Busey’s operating environment and therefore its business, financial condition, results of operations, and growth prospects.
Shifts in consumer and business behavior during economic uncertainty may impact Busey’s business.
Uncertainty regarding economic conditions may result in changes in consumer and business spending, borrowing, and savings habits. Downturns in the markets where Busey’s banking operations occur could result in a decrease in demand for Busey’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures, and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect the credit quality of Busey’s loans, financial condition, and results of operations.
First Busey Corporation (BUSE) | 2024 — 35

Table of Contents    Contents of Item 1A. Risk Factors
Regional economic vulnerabilities and reliance on key industries may heighten risks.
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
Prolonged elevated interest rates followed by easing cycles create financial volatility.
Prolonged periods of elevated interest rates followed by an easing cycle pose significant challenges and opportunities for Busey. While an easing cycle, which is characterized by the FOMC taking action to reduce interest rates, can alleviate some funding pressures and encourage borrowing, it also introduces risks to the banking sector. A rapid shift in rates can compress net interest margins, disrupt asset-liability management, and affect the valuation of financial instruments.
After a series of rate hikes starting in March 2022, the FOMC began an easing cycle in September 2024, responding to slowing inflation and economic growth. As of December 2024, the federal funds target range was reduced to 4.25%–4.5%, marking a gradual reversal from the peak of 5.25%–5.5% in 2023. This shift reflects a softening economic environment, with the FOMC aiming to balance inflation reduction while avoiding a sharp contraction in economic activity.
Declining interest rates result in reduced income from lending and investment activities, and may drive consumers to seek higher-yielding alternatives outside of traditional banking, both of which could negatively impact Busey’s liquidity and results of operations.
While rate cuts can stimulate loan demand, they also create potential threats to the banking sector. Falling interest rates may reduce yields on loans and securities more quickly than the cost of deposits declines, narrowing margins. Deposit outflows could accelerate if customers seek higher-yielding alternatives outside traditional banking, further challenging liquidity. Lower rates can lead to prepayments on fixed-rate loans, impacting the value of interest-earning assets and requiring adjustments to portfolios.
Despite these risks, the easing cycle may present opportunities for growth. Lower rates can revitalize loan demand, particularly in key areas such as mortgages, auto loans, and small business lending, while providing some relief to borrowers under stress. However, the broader economic environment, including rising consumer debt levels, increasing delinquencies, and persistent inflation risks could still impact Busey’s financial condition, liquidity, and overall performance.
REGULATORY AND LEGAL RISKS
Changes in government policies and regulatory frameworks could adversely affect operations and profitability.
Changes in policy and at banking agencies, including changes in interpretation and prioritization, occur over time through policy and personnel changes following federal- and state-level elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain in connection with a change in presidential administration.
First Busey Corporation (BUSE) | 2024 — 36

Table of Contents    Contents of Item 1A. Risk Factors
Economic conditions, including interest rates, inflation, and consumer spending, may be influenced by shifts in government leadership and policies, affecting Busey’s operations. Additionally, heightened regulatory scrutiny, particularly in consumer compliance, anti-money laundering, and cybersecurity increases operational and compliance burdens for Busey.
As Busey continues to grow in asset size and complexity, regulatory expectations and scrutiny will increase and could have a potential impact on Busey’s operations and business.
As Busey’s assets grow, so do regulatory expectations. The planned acquisition of CrossFirst amplifies the complexity of compliance. Certain regulations and laws have embedded asset thresholds that increase scrutiny, reporting requirements, and operational demands. For example, the Dodd-Frank Act includes thresholds for asset size that trigger enhanced oversight. Busey’s continued expansion necessitates adapting its compliance frameworks to meet these increasing demands. Failure to manage compliance risks effectively could result in regulatory violations, leading to significant fines, penalties, and legal costs. Additionally, non-compliance could damage Busey's reputation, erode customer trust, and undermine investor confidence, resulting in a negative impact to Busey’s market valuation. It could also lead to further scrutiny from regulators, potentially hindering future growth opportunities.
Evolving privacy, data protection, and information security laws and regulations present operational and legal challenges.
In the normal course of business, Busey collects, processes, and retains sensitive and confidential information regarding its customers, and Busey’s collection and handling of such information is subject to regulatory scrutiny. There has been a heightened legislative and regulatory focus on privacy, data protection, and information security. New or revised laws and regulations, including with the respect to the use of artificial intelligence by financial institutions and service providers, may significantly impact Busey’s current and planned privacy, data protection, and information security-related practices; the collection, use, retention, and safeguarding of customer and employee information; and current or planned business activities. Compliance with current or future privacy, data protection, and information security laws could result in higher compliance and technology costs and could restrict Busey’s ability to provide certain products and services, which could adversely affect Busey’s business.
Laws impacting cannabis-related businesses may have an impact on Busey’s operations and risk profile.
The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults 21 years or older to legally purchase marijuana for recreational use from licensed dispensaries. Further, voters in Missouri approved an amendment to the state constitution that began permitting adults 21 years and older to legally purchase marijuana for recreational use from licensed dispensaries starting February 3, 2023. It is Busey Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (1) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (2) derive a material amount of revenue from providing products or services to, or other involvement with, such entities. Busey Bank uses reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities. Nonetheless, shifts in Illinois and Missouri law legalizing cannabis use, along with shifts in Florida law allowing medicinal use and decriminalizing possession, have increased the number of direct and indirect cannabis-related businesses in some of the states in which Busey operates, and therefore increases the likelihood that Busey Bank could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to Busey Bank and First Busey Corporation.
First Busey Corporation (BUSE) | 2024 — 37

Table of Contents    Contents of Item 1A. Risk Factors
Busey is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Busey may be subject to lawsuits, governmental inquiries, or self-regulatory reviews. These proceedings could result in penalties, adverse judgments, or operational restrictions. While accruals are established for legal contingencies when losses are probable and estimable, outcomes may exceed these amounts, and accordingly, Busey’s ultimate losses may be higher, possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect Busey’s financial condition and results of operations.
See “Note 18. Outstanding Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements for information regarding an inquiry from the Illinois Secretary of State, pursuant to which the Illinois Secretary of State asked for additional information regarding certain of Busey’s franchise tax filings and the calculation of amounts due thereunder.
CREDIT AND LENDING RISKS
Heightened credit risk associated with lending activities may result in insufficient credit loss provisions, which could have material adverse effects on Busey’s results of operations and financial condition.
Busey’s lending activities involve inherent risks, including borrower nonpayment, fluctuations in collateral value, and the effects of economic and market conditions. These risks have been amplified by recent economic factors, such as elevated interest rates, inflationary pressures, and a more cautious economic outlook. Busey employs rigorous underwriting standards, monitors industry and geographic loan concentrations, and conducts both internal and external independent loan reviews to mitigate these risks. Despite these efforts, credit risks cannot be entirely eliminated, and borrower defaults could lead to increased non-performing loans, charge-offs, delinquencies, and higher ACL provisions.
Busey’s commercial loan portfolio reflects a strategic focus on maintaining robust credit quality. However, there are inherent risks in any lending activity, including uncertainties in collateral values, borrower cash flows, and broader economic conditions. To mitigate credit risk, Busey employs rigorous loan approval procedures, monitors concentrations within industries and geographic locations, and conducts independent reviews through internal and external assessments. Stress testing at both the borrower and portfolio levels helps identify vulnerabilities, but such measures cannot fully eliminate credit risks. Borrowers across various industries may face challenges due to sector-specific pressures or macroeconomic factors, which could lead to elevated non-performing loans, charge-offs, or provisioning needs.
Busey establishes the ACL based on detailed analyses of the loan portfolio and broader market conditions, incorporating management judgments and forward-looking forecasts. While management considers the ACL adequate to absorb probable losses, unforeseen economic disruptions or borrower-specific events could necessitate additional provisions, adversely affecting financial performance.
High levels of non-performing assets could reduce Busey’s profitability and strain operational resources.
Non-performing assets negatively impact Busey’s financial condition through lost interest income, increased loan administration costs, and adverse effects on efficiency ratios. The resolution of these assets demands significant management attention and regulatory compliance, which can divert resources from other priorities. Non-performing loans and OREO properties elevate Busey’s risk profile and require ongoing vigilance to minimize financial and operational disruptions.
First Busey Corporation (BUSE) | 2024 — 38

Table of Contents    Contents of Item 1A. Risk Factors
Loan concentrations in volatile markets could increase Busey’s exposure to economic downturns, adversely impacting financial stability.
Busey may have higher credit risk, or experience higher credit losses, to the extent its loans are concentrated by loan type, industry segment, borrower type, or geographic location of the borrower or collateral. CRE represents an important component of Busey’s loan portfolio and is inherently sensitive to economic fluctuations. Busey’s two primary categories of CRE are (1) CRE that is occupied by the property owner, and (2) CRE that is held as investment property. The risks associated with these categories differ, as provided below:
•Occupant owned CRE: The repayment of occupant owned CRE loans is largely dependent on the performance of the underlying business occupying the property. If the borrower’s business experiences financial challenges or operational disruptions, it may impact their ability to service the loan. However, occupant owned CRE loans generally benefit from the borrower’s vested interest in maintaining the property for their own business operations, which may reduce the risk of customer default.
•Investor owned CRE: In contrast, investor owned CRE loans are primarily reliant on property cash flows generated by third-party tenants. These loans are particularly sensitive to factors such as reduced rental income, higher vacancy rates, and regulatory changes. Declines in market demand, economic downturns, or increased tenant defaults could significantly impact the borrower’s ability to repay these loans.
Declining borrower cash flows and fluctuating collateral values may lead to significant losses across Busey’s commercial loan portfolio.
Busey’s commercial loans are primarily underwritten based on the identified cash flow of the borrower, with collateral serving as secondary support. Credit enhancements often include pledged collateral and personal guarantees, which enhance the likelihood of repayment. However, the availability of funds for repayment—particularly for loans secured by accounts receivable—may depend significantly on the borrower’s ability to collect from their customers. In periods of economic recession, this capacity could decline, increasing repayment risks.
Collateral securing loans may depreciate over time, be difficult to appraise, or fluctuate in value based on the borrower’s business performance. With larger commercial loans and the less readily marketable nature of collateral, even a small number of loan loss incidents could materially impact Busey’s financial condition and operational results.
Real estate construction, land acquisition, and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and Busey may be exposed to significant losses on loans for these projects.
Construction, land acquisition, and development loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and to estimate the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If Busey’s appraisal of the value of the completed project proves to be overstated, or market values or rental rates decline, there may be inadequate security for the repayment of the loan upon completion of construction of the project. If Busey is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that it will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, Busey may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while it attempts to dispose of it.
First Busey Corporation (BUSE) | 2024 — 39

Table of Contents    Contents of Item 1A. Risk Factors
Credit quality deterioration in investment securities may result in significant realized losses, impacting Busey’s financial performance.
Busey’s investment portfolio includes securities issued by government-sponsored agencies and non-government entities. While these securities offer portfolio diversification, they are subject to risks such as credit downgrades, collateral underperformance, and issuer defaults. These factors could result in realized losses, negatively impacting Busey’s financial condition and results of operations.
CAPITAL AND LIQUIDITY RISKS
Failure to maintain sufficient capital to meet regulatory requirements could have material adverse effects on financial condition, liquidity, results of operations, and regulatory compliance.
Busey must meet regulatory capital requirements and maintain sufficient liquidity. Busey’s ability to raise additional capital as needed will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions, and governmental activities, many of which are outside Busey’s control, as well as on its financial condition and performance. Accordingly, Busey cannot guarantee that it will be able to raise additional capital if needed or on terms acceptable to the Company. In particular, if Busey is required to raise additional capital in the current interest rate environment, Busey believes the pricing and other terms investors may require in such an offering may not be attractive to the Company.
Busey’s failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well-capitalized” for bank regulatory purposes could affect customer confidence, its ability to grow, its costs of funds, the cost of FDIC insurance, its ability to pay dividends to its stockholders on outstanding stock, its ability to make acquisitions, and its business, results of operations, and financial condition. Furthermore, under FDIC rules, if Busey ceases to meet the requirements to be considered a “well-capitalized” institution for bank regulatory purposes, the interest rates it pays on deposits and its ability to accept, renew, or rollover deposits, particularly brokered deposits, may be restricted.
Liquidity risks could affect operations and jeopardize Busey’s business, financial condition, and results of operations.
Liquidity is essential to Busey’s business. An inability to raise funds through deposits, borrowings, sales of securities, sales of loans, and other sources could have a substantial negative effect on liquidity. Busey’s primary sources of funds consist of deposits and funds from sales of investment securities, investment maturities and sales, and cash from operations. Additional liquidity is available through repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the FHLB. Access to funding sources in amounts adequate to finance or capitalize Busey’s activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks and fintechs for retail deposits may impact Busey’s ability to raise funds through deposits and could have a negative effect on Busey’s liquidity. Any decline in available funding and/or capital could adversely impact Busey’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its stockholders, or meet deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition, and results of operations.
First Busey Corporation (BUSE) | 2024 — 40

Table of Contents    Contents of Item 1A. Risk Factors
COMPETITIVE AND STRATEGIC RISKS
If securities or industry analysts do not publish or cease publishing research reports about Busey, if they adversely change their recommendations regarding Busey’s stock, or if Busey’s operating results do not meet their expectations, the price of Busey’s stock could decline.
The trading market for Busey’s common stock is significantly influenced by research and reports from industry analysts. Limited or negative analyst coverage could reduce the stock’s demand, market price, and trading volume. Downgrades, unfavorable comparisons with competitors, or operating results that fall short of analyst expectations may further negatively affect stock performance. The cessation of analyst coverage could exacerbate these challenges, diminishing interest in Busey’s stock.
Intense competition from traditional banks and fintech companies threatens market share.
Busey operates in highly competitive markets across Illinois, Missouri, Indiana, and Florida, with competitors ranging from national and regional banks to fintech companies offering digital-first solutions. The rise of financial technology has introduced new challengers, including non-banks and large technology corporations, that offer services traditionally provided by banks, such as credit issuance, payment processing, and deposit alternatives.
Technological innovations, such as digital wallets, peer-to-peer lending, and blockchain-based transactions attract consumer interest and present a risk of disintermediation, where banks are bypassed as intermediaries. To remain competitive, Busey must continuously invest in innovation and adapt to evolving customer preferences. Failure to do so could lead to reduced loans, deposits, commissions, and profitability, adversely impacting Busey’s financial performance.
Failure to adapt to rapid technological advancements could erode competitiveness.
Technological advancements are reshaping the financial services industry, requiring organizations to balance external competitiveness with internal technological efficiency. Meeting evolving customer expectations for convenience, security, and personalization requires significant investment in innovation and adaptation. Falling behind in the adoption of innovative technologies could result in difficulties attracting new customers, retaining existing ones, and maintaining competitiveness.
Emerging trends, such as generative artificial intelligence, have the potential to disrupt the industry. Although generative artificial intelligence offers opportunities to enhance operational efficiency, it also introduces risks, including fraud, security vulnerabilities, and compliance challenges. While incorporating new technologies into Busey’s business is important in maintaining competitiveness, implementation of such technologies must prioritize security and compliance, which may delay its adoption.
Busey’s strategy of pursuing acquisitions exposes Busey to financial, execution, and operational risks that could negatively affect Busey.
Acquisitions remain a cornerstone of Busey’s growth strategy, exemplified by the planned CrossFirst acquisition. While acquisitions provide opportunities for earnings enhancement and market expansion, they also involve significant risks:
•Integration Risks: Aligning systems, procedures, and personnel as well as harmonizing organizational cultures can be complex and disruptive, potentially negatively impacting customers. To realize anticipated benefits from a merger, Busey must successfully integrate an acquired company into its existing businesses, risk management framework, compliance systems, and corporate culture, in a manner that permits the anticipated benefits to be realized and that does not materially disrupt existing client relationships or result in decreased revenues due to the loss of clients.
First Busey Corporation (BUSE) | 2024 — 41

Table of Contents    Contents of Item 1A. Risk Factors
•Credit Quality and Unknown Liabilities: Acquired assets may carry hidden risks that adversely affect financial performance. Insufficient or inadequate due diligence, beyond credit quality, could exacerbate these challenges.
•Market Conditions: The price of acquisitions fluctuates with market conditions. Busey has experienced times during which acquisitions could not be made in specific markets at prices that Busey’s management considered acceptable, and Busey expects that it will experience this condition in the future in one or more markets.
•Employee Attrition: The integration process can lead to employee turnover, particularly among key personnel. The success of a merger is dependent, in part, on Busey’s ability to retain the talents and dedication of key employees. During an acquisition, it is possible that key employees may decide not to remain with the acquired company while the merger is pending or with Busey after the merger. If Busey is unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company, Busey could face disruptions in its operations, loss of key information, expertise, or know-how, and unanticipated additional recruitment costs. In addition, following a merger, if key employees terminate their employment, Busey’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause Busey’s business to suffer.
•Financing Challenges: Acquisitions often require incurring debt or issuing new shares, thereby increasing Busey’s leverage and diminishing its liquidity. Issuing capital stock to the sellers in an acquisition or to third-parties to raise capital could dilute the interests of Busey’s existing stockholders. Issuance of new shares of Busey common stock may result in fluctuations in the market price of Busey common stock, including a stock price decrease.
•Substantial acquisition costs: With any acquisition, Busey may incur a number of non-recurring costs associated with the merger and integration. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, system conversion costs, added facilities costs, and other related costs. Further, Busey could incur due diligence expenses which may not result in an acquisition.
•Delayed or unrealized benefits: The time period in which anticipated benefits of a merger are fully realized may take longer than anticipated, or Busey may be unsuccessful in realizing the anticipated benefits from mergers and future acquisitions.
Introduction of new products and services carries financial and strategic risks.
Busey strives to serve customers with a competitive product set and relevant services. While introducing new lines of business or innovative products and services supports this goal, these efforts carry inherent risks. Competitive pressures, underdeveloped markets, or unforeseen challenges can lead to delayed timelines and missed profitability targets. Significant investments in technology and marketing may not yield the desired outcomes, potentially negatively affecting operating results.
Digital asset trends introduce regulatory, competitive and scalability challenges.
While Busey does not currently offer digital asset products, such as cryptocurrencies or stablecoins, the global adoption of digital assets presents competitive and regulatory challenges. The appeal of digital assets lies in their transaction speed, cross-border capabilities, and anonymity. However, these attributes also introduce risks, including fraud, volatility, and limited regulatory oversight.
First Busey Corporation (BUSE) | 2024 — 42

Table of Contents    Contents of Item 1A. Risk Factors
As digital asset adoption grows, Busey must remain vigilant to market dynamics and regulatory developments. Additionally, the ability to effectively and efficiently scale operations to meet customer demand is critical. Failure to scale effectively could constrain Busey’s ability to invest in competitive products, hampering long-term growth and competitiveness.
Busey’s ability to navigate competitive pressures and strategic challenges depends on proactive investments in innovation, efficient integration of acquisitions, and the ability to anticipate and adapt to emerging trends.
ACCOUNTING AND TAX RISKS
Financial statements are created, in part, by estimates, assumptions, and methods used by management, which, if incorrect, could cause unexpected losses in the future.
Busey’s financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Certain accounting policies are critical and require management to make subjective and complex judgments about matters that are inherently uncertain, and materially different amounts could be reported under different conditions or using different assumptions. If such estimates or assumptions underlying Busey’s Consolidated Financial Statements are incorrect, the Company may experience material losses.
One such assumption and estimate is the valuation analysis of Busey’s goodwill and other intangible assets. Although Busey’s analysis does not indicate impairments exist, the Company is required to perform additional impairment assessments on at least an annual basis, which could result in future impairment charges. Any future impairment of goodwill or other intangible assets, whether based on the current balances or future balances arising out of acquisitions, could have a material adverse effect on the results of operations by reducing net income or increasing net losses.
Changes in accounting principles or guidelines could adversely affect financial reporting.
Periodically, agencies such as the FASB or the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of Busey’s Financial Statements. These changes are beyond Busey’s control, can be difficult to predict, and could materially impact how Busey reports its financial condition and results of operations. In addition, trends in financial and business reporting, including environmental, social, and governance related disclosures, could require Busey to incur additional reporting expense. Changes in these standards are continuously occurring, and the implementation of such changes could have a material adverse effect on Busey’s financial condition and results of operations.
Busey is subject to changes in tax law and may not realize tax benefits which could adversely affect its results of operations.
Changes in tax laws at national or state levels could have an effect on Busey’s short-term and long-term earnings. Tax law changes are both difficult to predict and beyond Busey’s control. Changes in tax laws could affect Busey’s earnings, its customers’ financial positions, or both.
Deferred tax assets are designed to reduce subsequent period income tax expense. They arise, in part, as a result of net loss carry-overs, and other book accounting to tax accounting differences, for items such as expected credit losses, stock-based compensation, and deferred compensation. Deferred tax assets are recorded for such items when it is anticipated that the tax consequences will be recognized in earnings in future periods. A valuation allowance is established against a deferred tax asset when it is unlikely the future tax effects will be realized. Significant judgment by management about matters that are, by nature, uncertain is required to record a deferred tax asset and establish a valuation allowance.
In evaluating the need for a valuation allowance, Busey estimates future taxable income based on management forecasts and tax planning strategies that may be available to the Company.
First Busey Corporation (BUSE) | 2024 — 43

Table of Contents    Contents of Item 1A. Risk Factors
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
Investments in tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on Busey’s financial results.
Busey invests in certain tax-advantaged projects promoting affordable housing, community development, and other community revitalization projects. These investments are designed to generate a return primarily through the realization of federal and state income tax credits and other tax benefits over specified periods. Busey is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required at the project level, may fail to meet certain government compliance requirements and may not be realized.
The potential inability to realize these tax credits and other tax benefits could negatively impact Busey’s financial results. The ultimate realization of these benefits depends upon having sufficient taxable income and on many other factors outside of Busey’s control, including changes in the applicable tax code and the ability of the projects to be completed. Busey continues to monitor tax law developments and compliance with applicable regulations to mitigate these risks.
OPERATIONAL RISKS
Busey’s framework for managing risks may not be fully effective in mitigating risk and loss.
Busey’s risk management framework is designed to identify, measure, monitor, and analyze a broad spectrum of risks, including compliance, operational, and reputational risks. However, as with any framework, inherent limitations exist, particularly as new risks emerge or previously unidentified vulnerabilities become apparent.
The effectiveness of this framework depends on its alignment with Busey’s evolving risk profile, especially in light of the planned CrossFirst merger. As the organization grows in complexity, risks related to integration, system coordination, and operational oversight may challenge the framework's capacity to adapt. Failures to effectively manage these risks could adversely impact Busey’s financial condition, regulatory standing, and overall operational stability.
To address these challenges, Busey continuously refines its processes, leveraging advanced risk assessment tools and seeking alignment with industry best practices. Despite these efforts, no risk management framework is foolproof, and unforeseen losses or disruptions remain a possibility.
Technological investments drive efficiency but introduce cybersecurity risks.
Busey’s ongoing investments in technology infrastructure have strengthened operational efficiency, enhanced client service delivery, and supported the scaling of key business functions. Initiatives such as enterprise-wide automation, cloud integration, and enhanced data analytics capabilities have positioned Busey as a forward-thinking financial institution. However, these advancements introduce vulnerabilities, including the risk of cyber-attacks and operational disruptions.
The Federal Reserve’s November 2024 Financial Stability Report has emphasized growing threats posed by sophisticated cyber-attacks. These threats not only compromise data integrity but also pose significant reputational and financial risks. For example:
First Busey Corporation (BUSE) | 2024 — 44

Table of Contents    Contents of Item 1A. Risk Factors
•Supply Chain Risk Amplification: Third-party vendors and their subcontractors introduce multi-layered risks, complicating oversight and heightening the likelihood of service interruptions or compliance breaches.
•Advanced Cyber Threats: As bad actors deploy increasingly sophisticated tactics, including artificial intelligence-driven impersonation and malware, the effectiveness of traditional cybersecurity defenses is diminished.
To mitigate these risks, Busey has implemented robust cybersecurity protocols, regular system audits, and incident response plans. The use of artificial intelligence-powered tools, such as Verafin, provide additional layers of fraud detection, enabling proactive threat management. However, as cybersecurity threats evolve, the possibility of system penetration persists even with robust security protocols in place.
Outsourcing dependencies could disrupt operations and increase compliance risks.
Busey’s reliance on secure and resilient systems to manage customer relationships, transactions, and data underscores the critical importance of operational stability. Outsourcing arrangements introduce risks tied to service disruptions, compliance violations, and vulnerabilities stemming from subcontractors in downstream supply chains.
This cascading outsourcing structure adds complexity to communication and coordination, particularly when vendors operate in regions with varying regulatory standards. Risks are further amplified by geopolitical tensions, trade restrictions, or cyberattacks targeting these external partners.
Failures or breaches in these systems could disrupt Busey’s operations, damage its reputation, or result in significant legal exposure. While Busey conducts rigorous due diligence when selecting third-party providers, residual risks from subsequent outsourcing tiers remain challenging to eliminate entirely.
Fraudulent activities could erode financial stability and customer trust.
The rising sophistication of fraudulent schemes poses a persistent challenge for financial institutions, with Busey being no exception. Fraudulent activities, such as identity theft, phishing, and unauthorized transactions, could result in financial losses, regulatory penalties, and erosion of customer trust.
Busey employs a multi-layered approach to fraud prevention, including internal controls, insurance coverage, and advanced fraud detection tools, like Verafin. However, even robust frameworks may not fully eliminate risks, particularly as threat actors adapt their tactics to exploit emerging vulnerabilities.
Busey’s ability to attract and retain key personnel may affect future growth and earnings.
Busey’s ability to attract and retain experienced management and qualified personnel is critical to sustaining growth and executing its strategic objectives. The leadership transitions associated with the CrossFirst merger highlight the importance of talent management in preserving operational continuity.
In addition to retaining key leaders, Busey’s ability to build a diverse and skilled workforce is essential to implementing its community-based strategy effectively. The unexpected departure of high-performing employees or difficulty in recruiting specialized talent could disrupt operations, delay strategic initiatives, or increase costs associated with workforce realignment.
First Busey Corporation (BUSE) | 2024 — 45

Table of Contents    Contents of Item 1A. Risk Factors
Damage resulting from negative publicity could harm Busey’s reputation and adversely impact its business and financial condition.
Busey’s ability to attract and retain customers, investors, and employees is contingent upon maintaining trust. Negative public opinion could result from the Company’s actual or alleged conduct in a number of activities, including, but not limited to, employee misconduct, failure or perceived failure to deliver appropriate standards of service and quality, faulty lending practices, compliance failures, security breaches, corporate governance, sharing or inadequate protection of customer information, failure to comply with laws or regulations, and actions taken by government regulators and community organizations in response to that conduct.
The CrossFirst merger further underscores the importance of preserving a positive reputation during this period of transformation. Mergers often attract heightened scrutiny from regulators, investors, and the public, amplifying the potential for reputational risks. Missteps in integration, such as service disruptions, a perceived decline in quality, or employee dissatisfaction could adversely impact public perception.
The results of such actual or alleged misconduct or missteps could include customer dissatisfaction, inability to attract potential acquisition prospects, litigation, and heightened regulatory scrutiny. These outcomes may lead to lost revenue, higher operating costs, and harm to Busey’s reputation. Despite the cost or efforts made by the Company to address issues arising from reputational harm, there is no assurance that these efforts could fully mitigate adverse impacts on Busey’s business, financial condition, and results of operations.
Rapid adoption of generative artificial intelligence technologies introduces operational vulnerabilities.
The rapid adoption of generative artificial intelligence technologies introduces a range of operational risks, including intellectual property disputes, compliance challenges, and data privacy concerns. The use of artificial intelligence in fraud schemes, such as impersonation attacks and social engineering, underscores the urgency of proactive governance.
Busey remains committed to addressing these risks through advanced technological tools, regular assessments, and collaboration with industry peers to stay ahead of evolving threats.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Busey maintains a cyber security risk management program designed to prevent, detect, and respond to information security threats. The program is designed to align with the Cyber Risk Institute’s Profile framework, which is based on the National Institute of Standards and Technology’s Cybersecurity Framework. The program is led by Busey’s Chief Information Security Officer (“CISO”). Busey’s CISO has been in the role since September 2020 and has over 15 years of experience across external and internal audit, technology risk management, and cybersecurity matters, spanning various industries primarily within the financial services sector, but also including healthcare, technology, consumer products, and manufacturing for both regional and multinational corporations. Busey’s cyber security risk management program is a key part of the Company’s overall risk management system, which is administered by the Chief Risk Officer.
Busey’s cyber security risk management program includes administrative, technical, and physical safeguards to help ensure the security and confidentiality of customer records and information. Busey has long devoted significant resources to assessing, identifying, and managing risks associated with cybersecurity threats, including:
•Establishing an internal cybersecurity team that is responsible for conducting regular assessments of Busey’s information systems, existing controls, vulnerabilities, and potential improvements;
First Busey Corporation (BUSE) | 2024 — 46

•Employing continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;
•Performing due diligence with respect to third-party service providers, including their cybersecurity practices, and requiring contractual commitments from Busey’s service providers to take certain cybersecurity measures;
•Ongoing monitoring and assessment of third-party vendors' cybersecurity practices, including regular audits, compliance checks, and incident reporting requirements;
•Engaging third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments, and other procedures to identify potential weaknesses in Busey’s systems and processes;
•Mandating periodic cybersecurity training for Busey’s workforce, which includes awareness programs on phishing, social engineering, and other common cyber threats;
•Implementing access control measures such as multi-factor authentication, role-based access controls, and regular access reviews to ensure that only authorized personnel have access to critical systems and data;
•Using data encryption for both data at rest and data in transit to protect sensitive information; and
•Creating an incident response plan that outlines the steps to contain, mitigate, and remediate the impact of cybersecurity incidents, including communication protocols and post-incident analysis.
Busey’s security and privacy policies and procedures are in effect across all of its businesses and geographic locations. Busey adheres to various regulatory requirements and standards, including the Gramm-Leach-Bliley Act to ensure compliance with data protection laws. Additionally, Busey maintains cybersecurity insurance coverage to mitigate potential financial impacts from cyber incidents.
Busey’s board of directors, as a whole and through its Enterprise Risk Committee (the “Risk Committee”), is responsible for the oversight of risk management. In that role, Busey’s board of directors and Risk Committee, with support from Busey’s cybersecurity advisors, are responsible for ensuring that the risk management processes developed and implemented by management are adequate and functioning as designed. To carry out those duties, both the board of directors and the Risk Committee receive quarterly reports from Busey’s management team regarding cybersecurity risks, and Busey’s efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.
Busey’s historical data indicates that while Busey has encountered cybersecurity threats and incidents, none have materially affected the Company. Still, Busey faces a number of cybersecurity risks in connection with its business, and it is possible that threats and incidents identified in the future could have a material adverse effect on Busey’s business strategy, results of operations, and financial condition. For additional information on the risks that cybersecurity threats pose to Busey see “Item 1A. Risk Factors—Operational Risks.”
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
First Busey Corporation (BUSE) | 2024 — 47

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
First Busey Corporation (BUSE) | 2024 — 48

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Busey’s board of directors and management are currently committed to continue paying regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements, and the financial condition of First Busey Corporation and its subsidiaries. See “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of First Busey Corporation—Dividend Payments” and “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of Busey Bank—Dividend Payments” for further discussion of these matters.
As of February 27, 2025, First Busey Corporation had 56,958,853 shares of common stock outstanding held by 1,766 holders of record. Additionally, there were an estimated 14,297 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.
STOCK REPURCHASE PLAN
On February 3, 2015, First Busey Corporation's board of directors approved the Stock Repurchase Plan to enable Busey to purchase shares of its common stock through various means including purchases executed on the open market, through block trades or otherwise, and in privately negotiated transactions. The Stock Repurchase Plan provides Busey with treasury shares from which stock-based compensation can be issued, and it limits the number of outstanding shares that may be actively traded. The Stock Repurchase Plan does not obligate Busey to purchase any shares of its common stock, and has no expiration date. The Stock Repurchase Plan may be terminated, or the number of shares authorized for repurchase may be increased or decreased by Busey's board of directors at its discretion at any time.
Under the Stock Repurchase Plan, Busey's board of directors has authorized shares for repurchase as shown in the table below:

Number of Shares Authorized
February 3, 2015	666,667
May 22, 2019	1,000,000
February 5, 2020	2,000,000
May 24, 2023	2,000,000
During the fourth quarter of 2024, Busey purchased no shares of its common stock pursuant to the Stock Repurchase Plan. As of December 31, 2024, Busey had 1,919,275 shares that may still be purchased under the Stock Repurchase Plan.
First Busey Corporation (BUSE) | 2024 — 49

STOCK PERFORMANCE GRAPH
The following graph compares Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite and the S&P U.S. BMI Banks – Midwest Region for the five years ended December 31, 2024. Banks in the S&P U.S. BMI Banks – Midwest Region Index represent all Major Exchange Traded Banks in S&P Capital IQ’s coverage universe that are headquartered in Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, South Dakota, and Wisconsin.

	As of December 31,
Index	2019	2020	2021	2022	2023	2024
First Busey Corporation	$100.00	$82.03	$107.26	$101.45	$106.61	$105.30
S&P U.S. BMI Banks – Midwest Region	100.00	85.98	113.59	98.03	100.08	122.10
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
ITEM 6. [RESERVED]
First Busey Corporation (BUSE) | 2024 — 50

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Contents of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (“MD&A”)

First Busey Corporation (BUSE) | 2024 — 51

Table of Contents    Contents of Item 7. MD&A
SCOPE OF DISCUSSION
The following is management’s discussion and analysis of the financial condition as of December 31, 2024, and 2023, and the results of operations for the years ended December 31, 2024, 2023, and 2022, of First Busey Corporation and its subsidiaries. It should be read in conjunction with “Item 1. Business,” the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements included in this Annual Report.
Detailed discussion and analysis of Busey’s financial condition and results of operation for 2024 as compared to 2023 can be found below. Comparison of 2023 to 2022 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Busey's 2023 Annual Report.
BUSEY’S CONSERVATIVE BANKING STRATEGY
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit franchise is a critical value driver of the institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities Busey serves. As of December 31, 2024, Busey’s loan to deposit ratio was 77.1% and core deposits1 represented 96.5% of total deposits. Furthermore, Busey has sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
Busey’s credit performance reflects its highly diversified, conservatively underwritten loan portfolio, which has been originated predominantly to established customers with tenured relationships with Busey. Busey’s approach to lending and its underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, Busey limits concentration exposures in any particular loan segment. As a result, asset quality remains strong by both Busey’s historical and current industry trends.
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At December 31, 2024, Busey’s leverage ratio of Tier 1 capital to average assets was 11.1%, its common equity Tier 1 capital to risk weighted assets ratio was 14.1%, and its total capital to risk weighted assets ratio was 18.5%.
Busey executed a two-part balance sheet repositioning strategy in 2024
During the first quarter of 2024, Busey sold the mortgage servicing rights on approximately $923.5 million of one- to four-family mortgage loans for a pre-tax gain of $7.7 million, which enabled Busey to sell available-for-sale investment securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million with no resulting negative impact to tangible capital. At the time of the sale, the securities sold yielded a weighted average rate of 1.98% and had a weighted-average life of 2.3 years.
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
First Busey Corporation (BUSE) | 2024 — 52

Table of Contents    Contents of Item 7. MD&A
Critical accounting estimates are those that are critical to the portrayal and understanding of Busey’s financial condition and results of operations and require management to make assumptions that are subjective or complex. These estimates involve judgments, assumptions, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact Busey’s critical accounting estimates. Management has reviewed these critical accounting estimates and related disclosures with Busey’s Audit Committee. The following estimates could be deemed critical:
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition. Fair values are determined based on the definition of “fair value” defined in ASC Topic 820 “Fair Value Measurement” as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, Busey engages third party specialists to assist in the development of fair values.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Goodwill is not amortized; instead, Busey assesses the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired. Management applies significant judgement when testing goodwill for impairment, such as the valuation approach chosen, market multiples for competitors used in the calculation, and forecasts of business outlook.
Income Taxes
Busey is subject to the income tax laws of U.S., as well as the tax laws of the individual states and municipalities in which the Company conducts its operations. These laws are often complex and subject to nuanced interpretations.
Income taxes are estimated for the tax effects of the transactions reported on Busey’s Consolidated Financial Statements and consist of an expense for taxes currently due plus assets and/or liabilities for deferred taxes. Deferred taxes represent the future tax consequences of differences between the tax basis and accounting basis of certain assets and liabilities, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are estimates that are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred taxes are reported in other assets or other liabilities on the Consolidated Balance Sheets. Estimated income tax expense is reported on the Consolidated Statements of Income.
First Busey Corporation (BUSE) | 2024 — 53

Table of Contents    Contents of Item 7. MD&A
In establishing its provision for income taxes and its estimates of deferred tax assets and liabilities, Busey must make judgments and interpretations about the application of inherently complex tax laws. Busey must also make estimates about when in the future certain items will affect taxable income. Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. Although Busey’s management believes that its judgments are sound and its tax estimates are reasonable, interpretations of tax law applied by the taxing jurisdictions could differ. As such, Busey may be exposed to losses or gains, which could be material. An unfavorable tax settlement would result in an increase in Busey’s effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in Busey’s effective income tax rate in the period of resolution.
Allowance for Credit Losses
Busey calculates the ACL at each reporting date. Busey recognizes an allowance for the lifetime expected credit losses for the amount it does not expect to collect. Measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported book value. The calculation also contemplates that Busey may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.
In determining the ACL, management relies predominantly on a disciplined credit review and approval process that extends to the full range of Busey’s credit exposure. The ACL must be determined on a collective (pool) basis when similar risk characteristics exist. On a case-by-case basis, Busey may conclude that a loan should be evaluated on an individual basis based on disparate risk characteristics.
Loans deemed uncollectible are charged against and reduce the ACL. A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the ACL at a level that management deems adequate.
Determining the ACL involves significant judgments and assumptions. Macroeconomic forecasts provided by a third party and the economic indices sourced are significant judgments used in determining the allowance. Changes in these economic forecasts could significantly affect the ACL and lead to materially different amounts from one period to the next. Additionally, prepayment assumptions impact model output. Further, Busey completes a quarterly evaluation of several qualitative factors to determine if there should be adjustments made to the ACL. These factors include economic conditions, collateral, concentrations, delinquency trends, portfolio composition, underwriting, and certain other risks. Significant downturns relating to loan quality and economic conditions could result in a requirement for an additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow for a reduction in the required allowance. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.
First Busey Corporation (BUSE) | 2024 — 54

Table of Contents    Contents of Item 7. MD&A
RESULTS OF OPERATIONS — THREE YEARS ENDED DECEMBER 31, 2024
Net Income
Results of Busey’s operations are presented below, segregated by operating segment (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income
Banking	$117,266	$123,853	$131,596
Wealth Management	22,030	18,804	18,543
FirsTech	(670)	830	847
Other	(24,935)	(20,922)	(22,675)
Net income	$113,691	$122,565	$128,311
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Net income	$113,691	$122,565	$128,311
Adjusted net income (Non-GAAP)[1]	119,805	126,012	131,910

Diluted earnings per common share	$1.98	$2.18	$2.29
Adjusted diluted earnings per common share (Non-GAAP)[1]	2.08	2.24	2.35

Return on average assets	0.94%	1.00%	1.03%
Adjusted return on average assets (Non-GAAP)[1]	0.99%	1.03%	1.06%

Return on average tangible common equity (Non-GAAP)[1]	11.65%	14.62%	15.56%
Adjusted return on average tangible common equity (Non-GAAP)[1]	12.28%	15.03%	15.99%

Pre-provision net revenue (Non-GAAP)[1]	$167,996	$158,502	$168,493
Adjusted pre-provision net revenue (Non-GAAP)[1]	167,317	172,290	179,424

Pre-provision net revenue to average total assets (Non-GAAP)[1]	1.39%	1.29%	1.35%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1]	1.39%	1.41%	1.44%
___________________________________________
1.See “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 2024 — 55

Table of Contents    Contents of Item 7. MD&A
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating items, such as acquisition-related expenses and restructuring charges, as adjustments to net income reported under GAAP. Non-operating pretax adjustments were as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Non-operating expenses
Salaries, wages, and employee benefits	$1,580	$3,760	$2,996
Data processing	548	—	214
Net occupancy expense of premises and furniture and equipment expenses	134	—	—
Professional fees	4,891	435	312
Other noninterest expense	987	133	1,015
Total non-operating expenses	$8,140	$4,328	$4,537

Non-operating expenses by business objective
Acquisition expenses[1]	$6,901	$357	$1,059
Restructuring expenses[2]	1,239	3,971	3,478
Acquisition and restructuring expenses	$8,140	$4,328	$4,537
___________________________________________
1.Acquisition expenses in 2024 were related to the acquisition of M&M, which was completed on April 1, 2024, as well as the planned merger with CrossFirst. For 2023, acquisition expenses were related to the then planned acquisition of M&M, as well as to exploratory costs. For 2022, acquisition expenses related to the integration of Cummins-American Corp. and its wholly-owned subsidiary, Glenview State Bank, following completion of this acquisition in 2021, as well as to exploratory costs.
2.Restructuring expenses were related to previously disclosed restructuring and efficiency plans and to corporate strategy advisement.
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
Certain assets with tax-favorable treatment are evaluated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%. Tax-favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Consolidated Average Balance Sheets and Interest Rates
The table below presents Busey’s Consolidated Average Balance Sheets, detailing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis (dollars in thousands):
First Busey Corporation (BUSE) | 2024 — 56

Table of Contents    Contents of Item 7. MD&A

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$445,881	$22,441	5.03%	$214,422	$10,531	4.91%	$290,875	$3,097	1.06%
Investment securities:
U.S. Government obligations	5,495	158	2.88%	79,669	578	0.73%	179,557	1,079	0.60%
Obligations of states and political subdivisions[1]	153,467	4,338	2.83%	233,377	6,560	2.81%	286,220	7,611	2.66%
Other securities	2,567,526	69,786	2.72%	2,875,769	76,568	2.66%	3,265,271	61,591	1.89%
Restricted bank stock	14,414	848	5.88%	16,416	1,170	7.13%	6,667	189	2.83%
Loans held for sale	8,012	503	6.28%	1,885	116	6.13%	5,178	192	3.71%
Portfolio loans[1,2]	7,804,629	427,300	5.47%	7,759,472	387,193	4.99%	7,445,962	288,615	3.88%
Total interest-earning assets[1,3]	10,999,424	$525,374	4.78%	11,181,010	$482,716	4.32%	11,479,730	$362,374	3.16%

Cash and due from banks	109,400			116,530			120,910
Premises and equipment	121,663			124,565			131,657
ACL	(89,369)			(92,991)			(89,387)
Other assets	910,753			917,104			850,038
Total assets	$12,051,871			$12,246,218			$12,492,948

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,469,664	$42,925	1.74%	$2,775,045	$43,268	1.56%	$2,785,439	$7,150	0.26%
Savings and money market deposits	3,246,507	74,536	2.30%	2,870,397	37,038	1.29%	3,326,259	4,237	0.13%
Time deposits	1,584,953	61,002	3.85%	1,406,928	43,679	3.10%	846,738	4,725	0.56%
Federal funds purchased and repurchase agreements	147,786	4,308	2.92%	200,894	5,203	2.59%	244,004	1,475	0.60%
Borrowings[4]	240,137	13,651	5.68%	500,301	26,881	5.37%	309,175	15,932	5.15%
Junior subordinated debt issued to unconsolidated trusts	74,037	4,648	6.28%	71,894	3,853	5.36%	71,716	3,029	4.22%
Total interest-bearing liabilities	7,763,084	$201,070	2.59%	7,825,459	$159,922	2.04%	7,583,331	$36,548	0.48%

Net interest spread[1]			2.19%			2.28%			2.68%

Noninterest-bearing deposits	2,738,892			3,018,563			3,550,517
Other liabilities	207,471			204,685			163,929
Stockholders’ equity	1,342,424			1,197,511			1,195,171
Total liabilities and stockholders’ equity	$12,051,871			$12,246,218			$12,492,948

Interest income / earning assets[1,3]	$10,999,424	$525,374	4.78%	$11,181,010	$482,716	4.32%	$11,479,730	$362,374	3.16%
Interest expense / earning assets	10,999,424	201,070	1.83%	11,181,010	159,922	1.43%	11,479,730	36,548	0.32%
Net interest margin[1]		$324,304	2.95%		$322,794	2.89%		$325,826	2.84%
___________________________________________
1.On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $1.7 million for 2024, $2.2 million for each of 2023 and 2022. Interest income includes an immaterial amount of fees, net of deferred costs, related to Paycheck Protection Program loans for 2024 and 2023, and $1.9 million for 2022.
4.Borrowings include short-term borrowings, long-term debt, senior notes, and subordinated notes. Interest expense includes a non-usage fee on the revolving credit facility.
First Busey Corporation (BUSE) | 2024 — 57

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

	Years Ended December 31,
	2024 vs. 2023 Change Due To			2023 vs. 2022 Change Due To
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
Increase (decrease) in interest income
Interest-bearing bank deposits and federal funds sold	$11,643	$267	$11,910	$(1,013)	$8,447	$7,434
Investment securities:
U.S. Government obligations	(919)	499	(420)	(691)	190	(501)
Obligations of state and political subdivisions	(2,259)	37	(2,222)	(1,466)	415	(1,051)
Other securities	(8,350)	1,568	(6,782)	(8,026)	23,003	14,977
Restricted bank stock	(132)	(190)	(322)	482	499	981
Loans held for sale	384	3	387	(161)	85	(76)
Portfolio loans	2,266	37,841	40,107	12,598	85,980	98,578
Change in interest income	2,633	40,025	42,658	1,723	118,619	120,342

Increase (decrease) in interest expense
Interest-bearing transaction deposits	(5,029)	4,686	(343)	(27)	36,145	36,118
Savings and money market deposits	3,489	34,009	37,498	(752)	33,553	32,801
Time deposits	5,985	11,338	17,323	4,932	34,022	38,954
Federal funds purchased and repurchase agreements	(1,489)	594	(895)	(304)	4,032	3,728
Borrowings	(16,737)	3,507	(13,230)	9,485	1,464	10,949
Junior subordinated debt owed to unconsolidated trusts	118	677	795	8	816	824
Change in interest expense	(13,663)	54,811	41,148	13,342	110,032	123,374
Increase (decrease) in net interest income	$16,296	$(14,786)	$1,510	$(11,619)	$8,587	$(3,032)

Percentage increase (decrease) in net interest income over prior period			0.5%			(0.9)%
First Busey Corporation (BUSE) | 2024 — 58

Table of Contents    Contents of Item 7. MD&A
Notable changes in average assets and average liabilities are summarized as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	% Change
Average interest-earning assets	$10,999,424	$11,181,010	$(181,586)	(1.6)%
Average interest-bearing liabilities	7,763,084	7,825,459	(62,375)	(0.8)%
Average noninterest-bearing deposits	2,738,892	3,018,563	(279,671)	(9.3)%

Total average deposits	10,040,016	10,070,933	(30,917)	(0.3)%
Total average liabilities	10,709,447	11,048,707	(339,260)	(3.1)%

Average noninterest-bearing deposits as a percent of total average deposits	27.3%	30.0%	(270) bps
Total average deposits as a percent of total average liabilities	93.7%	91.2%	250 bps
Changes in net interest income and net interest margin are summarized as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$525,374	$482,716	$42,658	8.8%
Interest expense	(201,070)	(159,922)	(41,148)	(25.7)%
Net interest income, on a tax-equivalent basis[1]	$324,304	$322,794	$1,510	0.5%

Net interest margin[1,2]	2.95%	2.89%	6 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
After raising federal funds rates by a total of 525 bps between March 2022 and July 2023, the FOMC lowered rates by 100 bps beginning in September 2024. During 2024, in anticipation of the FOMC pivot to an easing cycle, Busey limited its exposure to term funding structures and intentionally priced savings specials to encourage maturing CD balances to migrate to managed rate non-maturity products. Beginning in September 2024 Busey began lowering rates on special priced deposit accounts and other managed rate products to benefit from the FOMC rate cuts. Busey continues to offer CD specials with shorter term structures as well as offering attractive premium savings rates to encourage rotation of maturing CD deposits into nimble pricing products. Beginning in the second quarter of 2024, Busey also saw the full benefit of the December 2023 and March 2024 targeted balance sheet repositioning in its net interest margin.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Net interest spread[1]	2.19%	2.28%	2.68%
___________________________________________
1.Calculated on a tax-equivalent basis.
First Busey Corporation (BUSE) | 2024 — 59

Table of Contents    Contents of Item 7. MD&A
The net interest margin discussion above is based upon the results and average balances for the years ended December 31, 2024, 2023, and 2022. Annualized net interest margins for the quarterly periods indicated were as follows:

	2024	2023	2022
First Quarter	2.79%	3.13%	2.45%
Second Quarter	3.03%	2.86%	2.68%
Third Quarter	3.02%	2.81%	3.00%
Fourth Quarter	2.95%	2.75%	3.24%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies.
Noninterest Income
Changes in noninterest income are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$63,630	$57,309	$6,321	11.0%
Payment technology solutions	21,983	21,192	791	3.7%
Combined, wealth management fees and payment technology solutions	85,613	78,501	7,112	9.1%

Fees for customer services	30,933	29,044	1,889	6.5%
Mortgage revenue	2,075	1,089	986	90.5%
Income on bank owned life insurance	5,130	4,701	429	9.1%
Realized net gains (losses) on the sale of mortgage servicing rights	7,724	—	7,724	100.0%

Securities income:
Realized net gains (losses) on securities	(7,033)	(28)	(7,005)	NM
Unrealized net gains (losses) recognized on equity securities	931	(2,171)	3,102	142.9%
Net securities gains (losses)	(6,102)	(2,199)	(3,903)	(177.5)%

Other noninterest income	14,309	10,078	4,231	42.0%
Total noninterest income	$139,682	$121,214	$18,468	15.2%

Assets under care as of period end	$13,833,654	$12,136,869	$1,696,785	14.0%

First Busey Corporation (BUSE) | 2024 — 60

Table of Contents    Contents of Item 7. MD&A
Total noninterest income was $139.7 million for the year ended December 31, 2024, an increase of 15.2% when compared with $121.2 million for the year ended December 31, 2023. Total noninterest income represented 30.2% of total revenue2 in 2024, compared to 27.4% in 2023.
Wealth management fees increased by 11.0% to $63.6 million in 2024, compared to $57.3 million in 2023. Busey’s Wealth Management division had $13.83 billion in assets under care as of December 31, 2024, compared to $12.14 billion as of December 31, 2023. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions revenue relates to Busey’s payment processing company, FirsTech. Payment technology solutions revenue increased by 3.7% to $22.0 million in 2024, compared to $21.2 million in 2023. Results for 2024 marked a new record high reported annual revenue for FirsTech.
Combined, revenues from wealth management fees and payment technology solutions represented 61.3% and 64.8% of Busey’s noninterest income for the years ended December 31, 2024, and December 31, 2023, respectively, providing a complement to spread-based revenue from traditional banking activities. On a combined basis, revenue from these two critical operating areas was $85.6 million for the year ended December 31, 2024, a 9.1% increase from $78.5 million for the year ended December 31, 2023.
Fees for customer services increased by 6.5% to $30.9 million in 2024, compared to $29.0 million in 2023.
Mortgage revenue was $2.1 million in 2024, compared to $1.1 million in 2023. Increases were primarily related to sold-loan mortgage volume. General economic conditions and interest rate volatility may impact future mortgage revenue.
Income on bank owned life insurance increased by 9.1% to $5.1 million in 2024, compared to $4.7 million in 2023, resulting from a $0.1 million increase in earnings on death proceeds and a $0.3 million increase in the cash surrender value of the insurance policies.
A realized gain on the sale of mortgage servicing rights of $7.7 million was recognized in connection with Busey’s strategic two-part balance sheet repositioning completed during 2024. Busey sold the mortgage servicing rights on approximately $923.5 million of one- to four-family mortgage loans, which enabled Busey to sell available for sale investment securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million with no resulting negative impact to tangible capital.
Other income increased by 42.0% to $14.3 million in 2024, compared to $10.1 million in 2023. Increases in other income were primarily attributable to increases in commercial loan sales gains and venture capital income, as well as the addition of Life Equity Loan® servicing income beginning in the second quarter of 2024.
2 Total revenue consists of net interest income plus noninterest income.
First Busey Corporation (BUSE) | 2024 — 61

Table of Contents    Contents of Item 7. MD&A
Noninterest Expense
Changes in noninterest expense are summarized in the tables below for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$175,619	$162,597	$13,022	8.0%
Data processing	27,124	23,708	3,416	14.4%

Premises expenses:
Net occupancy expense of premises	18,737	18,214	523	2.9%
Furniture and equipment expenses	6,805	6,759	46	0.7%
Combined, net occupancy expense of premises and furniture and equipment expenses	25,542	24,973	569	2.3%

Professional fees	12,804	7,147	5,657	79.2%
Amortization of intangible assets	10,057	10,432	(375)	(3.6)%
Interchange expense	6,001	6,864	(863)	(12.6)%
FDIC insurance	5,603	5,650	(47)	(0.8)%
Other noninterest expense	37,649	44,161	(6,512)	(14.7)%
Total noninterest expense	$300,399	$285,532	$14,867	5.2%

Income taxes	$39,613	$31,339	$8,274	26.4%
Effective income tax rate	25.8%	20.4%	540 bps

Efficiency ratio (Non-GAAP)[1]	61.8%	61.7%	10 bps
Adjusted efficiency ratio (Non-GAAP)[1]	61.0%	60.7%	30 bps

Full-time equivalent associates as of period-end	1,509	1,479	30	2.0%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measure to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
Total noninterest expense increased to $300.4 million for the year ended December 31, 2024, compared to $285.5 million for the year ended December 31, 2023, representing a year-over-year increase of 5.2%. Non-operating acquisition and other restructuring expenses increased to $8.1 million in 2024, compared to $4.3 million in 2023. The remaining increases can be attributed primarily to operating M&M Bank as a stand-alone bank from April 1, 2024, through June 21, 2024, and general inflationary pressures on compensation and benefits and to a lesser extent certain other expense categories. Busey expects to continue to prudently manage its expenses and to realize the full extent of M&M acquisition synergies in 2025.
First Busey Corporation (BUSE) | 2024 — 62

Table of Contents    Contents of Item 7. MD&A
Salaries, wages, and employee benefits increased to $175.6 million in 2024, compared to $162.6 million in 2023. Busey’s total associate base consisted of 1,509 full-time equivalents as of December 31, 2024, compared to 1,479 at December 31, 2023, with the increase largely relating to the M&M acquisition. Busey recorded $1.6 million and $3.8 million of non-operating expenses during 2024 and 2023, respectively. Current trends continue to reflect a competitive labor market, maintaining pressure on costs related to attracting and maintaining Busey’s skilled workforce.
Data processing expense increased to $27.1 million in 2024, compared to $23.7 million in 2023. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expenses increased to $25.5 million in 2024, compared to $25.0 million in 2023. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees increased to $12.8 million in 2024, compared to $7.1 million in 2023. Busey recorded $4.9 million and $0.4 million of non-operating expenses during 2024 and 2023, respectively. The significant increase in non-operating professional fees related primarily to the acquisition of M&M, which was completed in the second quarter of 2024, and the planned merger with CrossFirst, which is expected to be completed in the first quarter of 2025.
Amortization of intangible assets decreased to $10.1 million in 2024, compared to $10.4 million in 2023. Decreases in 2024 were due to the use of an accelerated amortization methodology and were partially offset by the addition of $6.3 million of intangible assets related to the M&M acquisition.
Interchange expense decreased to $6.0 million in 2024, compared to $6.9 million in 2023. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense decreased to $5.6 million in 2024, compared to $5.7 million in 2023.
Other expense decreased to $37.6 million in 2024, compared to $44.2 million in 2023. In connection with Busey’s adoption of ASU 2023-02 on January 1, 2024, Busey began recording amortization of New Markets Tax Credits as income tax expense instead of other noninterest expense, resulting in decreases in other noninterest expense of $9.0 million for the year ended December 31, 2024. Further changes in other noninterest expense are attributable to multiple items, including the provision for unfunded commitments, sales of other real estate owned, fixed asset impairment, marketing, and business development expenses.
Efficiency Ratio
The efficiency ratio3 is calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses. The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 61.8% for the year ended December 31, 2024, compared to 61.7% for the year ended December 31, 2023.
Operating costs have been influenced by acquisition expenses and other restructuring costs, and the adjusted efficiency ratio3 was 61.0% for the year ended December 31, 2024, compared to 60.7% for the year ended December 31, 2023.
3 The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 2024 — 63

Table of Contents    Contents of Item 7. MD&A
Income Taxes
Effective income tax rates, calculated by dividing income taxes by income before taxes, were 25.8%, 20.4%, and 20.7% for the years ended December 31, 2024, 2023, and 2022, respectively. Busey’s effective tax rates increased in 2024 due to the adoption of ASU 2023-02 in January 2024, yet remained lower than the combined federal and state statutory rate of approximately 28.0% due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income.
Busey’s effective income tax rate for the year ended December 31, 2024, includes an estimated one-time deferred tax valuation adjustment of $1.4 million resulting from a change to the Illinois apportionment rate due to recently enacted regulations. These new regulations are expected to lower Busey’s ongoing tax obligation in future periods.
Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of December 31, 2024, Busey Bank is under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings. Further, in February of 2025, Busey received a notice of audit initiation from the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
First Busey Corporation (BUSE) | 2024 — 64

Table of Contents    Contents of Item 7. MD&A
FINANCIAL CONDITION
Balance Sheet
Changes in significant items included on Busey’s Consolidated Balance Sheets are summarized in the table below (dollars in thousands):

	As of December 31,
	2024	2023	Change	% Change
Assets
Debt securities available for sale	$1,810,221	$2,087,571	$(277,350)	(13.3)%
Debt securities held to maturity	826,630	872,628	(45,998)	(5.3)%
Portfolio loans, net of ACL	7,613,683	7,559,294	54,389	0.7%
Total assets	12,046,722	12,283,415	(236,693)	(1.9)%

Liabilities
Deposits:
Noninterest-bearing	2,719,907	2,834,655	(114,748)	(4.0)%
Interest-bearing	7,262,583	7,456,501	(193,918)	(2.6)%
Total deposits	9,982,490	10,291,156	(308,666)	(3.0)%
Securities sold under agreements to repurchase	155,610	187,396	(31,786)	(17.0)%
Subordinated notes, net of unamortized issuance costs	227,723	222,882	4,841	2.2%
Total liabilities	10,663,453	11,011,434	(347,981)	(3.2)%

Stockholders’ equity	1,383,269	1,271,981	111,288	8.7%
Investment Securities
The primary purposes of Busey’s investment securities portfolio are to provide a source of earnings by deploying funds that are not needed to fulfill loan demand, deposit redemptions, or other liquidity purposes; to serve as a tool for interest rate risk positioning; and to provide collateral for pledging purposes against public deposits and repurchase agreements, all while providing a source of liquidity.
Busey considers many factors in determining the composition of its investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory considerations, and overall portfolio allocation. As of December 31, 2024, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.
Pledged securities totaled $871.4 million, or 33.0% of total debt securities, as of December 31, 2024, and $837.4 million, or 28.3% of total debt securities, as of December 31, 2023.
Debt Securities Available for Sale
Debt securities available for sale are carried at fair value. Net unrealized gains or losses, net of tax, are recorded in stockholders’ equity, through AOCI. As of December 31, 2024, the fair value of debt securities available for sale was $1.81 billion, and the amortized cost was $2.04 billion. There were $0.6 million of gross unrealized gains and $230.3 million of gross unrealized losses, resulting in a net unrealized loss of $229.7 million.
First Busey Corporation (BUSE) | 2024 — 65

Table of Contents    Contents of Item 7. MD&A
The composition of debt securities available for sale was as follows (dollars in thousands):

	As of December 31,
	2024	2023
Debt securities available for sale
U.S. Treasury securities	$—	$15,946
Obligations of U.S. government corporations and agencies	1,400	5,832
Obligations of states and political subdivisions	139,829	172,845
Asset-backed securities	336,557	468,223
Commercial mortgage-backed securities	92,174	103,509
Residential mortgage-backed securities	1,087,210	1,111,312
Corporate debt securities	153,051	209,904
Debt securities available for sale, fair value	$1,810,221	$2,087,571

Debt securities available for sale, amortized cost	$2,039,952	$2,334,630
Fair value as a percentage of amortized cost	88.74%	89.42%
First Busey Corporation (BUSE) | 2024 — 66

Table of Contents    Contents of Item 7. MD&A
By maturity date, fair values and weighted average yields of debt securities available for sale as of December 31, 2024, are presented in the following table (dollars in thousands):

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$160	2.65%	$1,240	5.03%	$—	—	$—	—
Obligations of states and political subdivisions[2]	12,341	3.49%	40,593	2.42%	72,066	2.47%	14,829	2.76%
Asset-backed securities	—	—	473	5.95%	304,995	6.15%	31,089	6.11%
Commercial mortgage-backed securities	5,966	2.87%	4,233	2.92%	34,094	2.34%	47,881	2.44%
Residential mortgage-backed securities	222	2.89%	6,621	4.24%	54,289	1.97%	1,026,078	2.14%
Corporate debt securities	71,717	1.31%	51,754	2.16%	29,580	3.72%	—	—%
Debt securities available for sale	$90,406	1.72%	$104,914	2.47%	$495,024	4.75%	$1,119,877	2.27%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
2.Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
First Busey Corporation (BUSE) | 2024 — 67

Table of Contents    Contents of Item 7. MD&A
Debt Securities Held to Maturity
Debt securities held to maturity are carried at amortized cost. Unrecognized losses are included in OCI and amortized into income over the contractual lives of the securities. An ACL balance will be established for debt securities held to maturity when applicable. No ACL was recorded for Busey’s portfolio of debt securities held to maturity as of December 31, 2024 or 2023.
As of December 31, 2024, the amortized cost of debt securities held to maturity was $826.6 million, and the fair value was $675.1 million. There were no gross unrecognized gains and $151.6 million of gross unrecognized losses.
The composition of debt securities held to maturity was as follows (dollars in thousands):

	As of December 31,
	2024	2023
Debt securities held to maturity
Commercial mortgage-backed securities	$415,530	$428,526
Residential mortgage-backed securities	411,100	444,102
Debt securities held to maturity, amortized cost	$826,630	$872,628

Debt securities held to maturity, fair value	$675,053	$730,397
Fair value as a percentage of amortized cost	81.66%	83.70%
By maturity date, fair values and weighted average yields of debt securities held to maturity as of December 31, 2024, are presented in the following table (dollars in thousands):

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities held to maturity[1]
Commercial mortgage-backed securities	$18,327	2.27%	$58,733	2.15%	$12,609	2.42%	$248,619	2.20%
Residential mortgage-backed securities	—	—	—	—	—	—	336,765	2.20%
Debt securities held to maturity	$18,327	2.27%	$58,733	2.15%	$12,609	2.42%	$585,384	2.20%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
Equity Securities
Equity securities are carried at fair value. The fair value of equity securities was $15.9 million as of December 31, 2024, compared to $9.8 million as of December 31, 2023.
First Busey Corporation (BUSE) | 2024 — 68

Table of Contents    Contents of Item 7. MD&A
Portfolio Loans
Busey believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. M&M’s policies were similar in nature to Busey Bank’s policies, and Busey is in the process of migrating the legacy M&M portfolio toward Busey Bank’s policies. While not specifically limited, Busey attempts to focus its lending on short to intermediate-term loans (0-10 years) in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally to existing customers of Busey Bank. Busey attempts to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
Management reviews and approves Busey Bank’s lending policies and procedures on a regular basis. Management routinely (at least quarterly) reviews the ACL in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans. Busey’s underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors in addition to location, duration, a sound and profitable cash flow basis, and the borrower’s character, include the quality of the borrower’s financial history, the liquidity of the underlying collateral, and the reliability of the valuation of the underlying collateral.
At no time is a borrower’s total borrowing relationship permitted to exceed Busey Bank’s regulatory lending limit. Busey generally limits such relationships to amounts substantially less than the regulatory limit. Loans to related parties, including executive officers and directors of First Busey Corporation and its subsidiaries, are reviewed for compliance with regulatory guidelines.
Busey maintains an independent loan review department that reviews loans for compliance with Busey’s loan policy on a periodic basis. In addition, the loan review department reviews risk assessments made by Busey’s credit department, lenders, and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.
Busey Bank’s lending can be summarized into five primary lending activities, which can be further categorized as either commercial or retail lending. Commercial lending activities consist of C&I and other commercial loans, CRE loans, and real estate construction loans while retail lending activities consist of retail real estate loans and retail other loans.
C&I and Other Commercial Loans
C&I and other commercial loans typically comprise working capital loans or business expansion loans, including loans for asset purchases and other business loans. C&I and other commercial loans will generally be guaranteed, in full or a material percentage, by the primary owners of the business. C&I and other commercial loans are made based primarily on the borrower’s historical and projected cash flows and secondarily on the underlying assets pledged as collateral by the borrower. Cash flows of the borrower, however, may not perform consistently with historical or projected information. Further, collateral securing loans may fluctuate in value due to individual economic or other factors. Busey Bank has established minimum standards and underwriting guidelines for all C&I and other commercial loan types.
First Busey Corporation (BUSE) | 2024 — 69

Table of Contents    Contents of Item 7. MD&A
Commercial Real Estate Loans
The commercial environment, along with the academic presence in some of the markets in which Busey operates, provides for the majority of Busey’s commercial lending opportunities to be CRE related, including multi-unit housing. As the majority of Busey’s loan portfolio is within the CRE class, Busey’s goal is to maintain a high quality, geographically diverse portfolio of CRE loans. CRE loans are subject to underwriting standards and guidelines similar to commercial loans. CRE loans are generally guaranteed, in full or a material percentage, by the primary owners of the business. Repayment of these loans is primarily dependent on the cash flows of the underlying property. However, CRE loans generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines which Busey closely monitors.
Real Estate Construction Loans
Real estate construction loans are primarily commercial in nature. Loan proceeds are monitored by Busey and advanced for the improvement of real estate in which Busey holds a mortgage. Real estate construction loans will generally be guaranteed, in full or a material percentage, by the developer or primary owners of the business. These loans are subject to underwriting standards and guidelines similar to commercial loans. The loan generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval. Repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.
Retail Real Estate Loans
Retail real estate loans are comprised of direct consumer loans that include residential real estate, home equity lines of credit, and home equity loans. In 2024, Busey retained a smaller percentage of originated retail real estate loans in its portfolio, electing to sell a larger percentage to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, Busey typically underwrites retail real estate loans to conform to widely accepted standards. Several factors are considered in underwriting including the debt-to-income ratio and credit history of the borrower, as well as the value of the underlying real estate.
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
First Busey Corporation (BUSE) | 2024 — 70

Table of Contents    Contents of Item 7. MD&A
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows (dollars in thousands):

	As of December 31,
	2024	2023	Change	% Change
Commercial loans
C&I and other commercial	$1,904,515	$1,835,994	$68,521	3.7%
CRE	3,269,564	3,337,337	(67,773)	(2.0)%
Real estate construction	378,209	461,717	(83,508)	(18.1)%
Total commercial loans	5,552,288	5,635,048	(82,760)	(1.5)%
Retail loans
Retail real estate	1,696,457	1,720,455	(23,998)	(1.4)%
Retail other	448,342	295,531	152,811	51.7%
Total retail loans	2,144,799	2,015,986	128,813	6.4%
Total portfolio loans	7,697,087	7,651,034	46,053	0.6%
ACL	(83,404)	(91,740)	8,336	9.1%
Portfolio loans, net of ACL	$7,613,683	$7,559,294	$54,389	0.7%
Portfolio loan growth in 2024 was due to the M&M acquisition. As has been Busey’s practice, the Company remains steadfast in its conservative approach to underwriting and disciplined approach to pricing, particularly given Busey’s outlook for the economy in the coming quarters. This posture will continue to impact loan growth, which Busey expects to remain modest over the next several quarters.
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity.

	As of December 31,
	2024	2023
Commercial loans
C&I and other commercial	24.8%	24.0%
CRE	42.5%	43.6%
Real estate construction	4.9%	6.0%
Total commercial loans	72.2%	73.6%
Retail loans
Retail real estate	22.0%	22.5%
Retail other	5.8%	3.9%
Total retail loans	27.8%	26.4%
Total portfolio loans	100.0%	100.0%
First Busey Corporation (BUSE) | 2024 — 71

Table of Contents    Contents of Item 7. MD&A
A significant majority of Busey’s portfolio lending activity occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets. The geographic distribution of loans originated in each of these markets is presented in the tables below (dollars in thousands):

	As of December 31, 2024
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,493,670	$276,140	$58,277	$76,428	$1,904,515
CRE	2,285,915	560,337	245,918	177,394	3,269,564
Real estate construction	232,898	40,816	30,826	73,669	378,209
Total commercial loans	4,012,483	877,293	335,021	327,491	5,552,288
Retail loans
Retail real estate	1,275,834	211,878	128,352	80,393	1,696,457
Retail other	443,164	3,731	683	764	448,342
Total retail loans	1,718,998	215,609	129,035	81,157	2,144,799
Total portfolio loans	$5,731,481	$1,092,902	$464,056	$408,648	$7,697,087
ACL					(83,404)
Portfolio loans, net of ACL					$7,613,683

	As of December 31, 2023
	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,395,020	$369,767	$25,267	$45,940	$1,835,994
CRE	2,278,348	671,762	219,511	167,716	3,337,337
Real estate construction	255,879	74,805	72,121	58,912	461,717
Total commercial loans	3,929,247	1,116,334	316,899	272,568	5,635,048
Retail loans
Retail real estate	1,284,362	225,610	129,454	81,029	1,720,455
Retail other	290,937	2,344	1,111	1,139	295,531
Total retail loans	1,575,299	227,954	130,565	82,168	2,015,986
Total portfolio loans	$5,504,546	$1,344,288	$447,464	$354,736	$7,651,034
ACL					(91,740)
Portfolio loans, net of ACL					$7,559,294
First Busey Corporation (BUSE) | 2024 — 72

Table of Contents    Contents of Item 7. MD&A
CRE loans made up 42.5% of Busey’s total loan portfolio as of December 31, 2024, and were 27.9% owner occupied. CRE loans are made across a variety of industries, as depicted in the table below (dollars in thousands). Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of December 31, 2024
	CRE Loans	% of Total Loans	Owned By		% of CRE Loans That Are Owner Occupied
			Investor	Occupant
Industry
Industrial/Warehouse	$654,223	8.5%	$287,460	$366,763	56.1%
Apartments	565,235	7.3%	565,235	—	—%
Retail	557,008	7.2%	470,111	86,897	15.6%
Traditional Office	364,331	4.7%	260,432	103,899	28.5%
Specialty	290,135	3.8%	67,899	222,236	76.6%
Student Housing	227,149	3.0%	227,149	—	—%
Medical Office	213,808	2.8%	135,024	78,784	36.8%
Hotel	160,330	2.1%	159,740	590	0.4%
Senior Housing	120,328	1.6%	120,328	—	—%
Restaurant	76,376	1.0%	25,468	50,908	66.7%
Nursing Homes	24,159	0.3%	22,803	1,356	5.6%
Health Care	20,519	0.3%	20,000	519	2.5%
Other	499	—%	499	—	—%
Total	$3,274,100	42.5%	$2,362,148	$911,952	27.9%
Loan Commitments
Commitments to extend credit and standby letters of credit increased by $371.7 million, or 17.1%, to a total of $2.55 billion as of December 31, 2024, compared to $2.18 billion as of December 31, 2023.
Loan Maturities
The determination of loan maturities is based on contractual loan terms. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are considered to mature within one year.
The following table sets forth the remaining maturities of portfolio loans at December 31, 2024, (dollars in thousands):

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
Portfolio loans
C&I and other commercial	$599,723	$908,332	$50,052	$346,408	$1,904,515
CRE	572,016	2,065,193	9,130	623,225	3,269,564
Real estate construction	130,383	235,123	8,058	4,645	378,209
Retail real estate	55,965	138,108	1,002,328	500,056	1,696,457
Retail other	29,234	402,429	15,138	1,541	448,342
Total portfolio loans	$1,387,321	$3,749,185	$1,084,706	$1,475,875	$7,697,087
First Busey Corporation (BUSE) | 2024 — 73

Table of Contents    Contents of Item 7. MD&A
Interest Rate Structure
Portfolio loans maturing after one year are summarized below by interest rate structure and lending activity, as of December 31, 2024, (dollars in thousands):

	Fixed Rate	Adjustable Rate	Total
Portfolio loans maturing after 1 year
C&I and other commercial	$648,823	$655,969	$1,304,792
CRE	1,908,192	789,356	2,697,548
Real estate construction	53,040	194,786	247,826
Retail real estate	758,852	881,640	1,640,492
Retail other	132,521	286,587	419,108
Total portfolio loans maturing after 1 year	$3,501,428	$2,808,338	$6,309,766
Allowance and Provision for Credit Losses
The ACL is a significant estimate on Busey’s Consolidated Financial Statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision expenses (releases) were recorded as follows for each of the years indicated (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Provision for credit losses	$8,590	$2,399	$4,623
First Busey Corporation (BUSE) | 2024 — 74

Table of Contents    Contents of Item 7. MD&A
The following table summarizes, by lending activity, net charge-off and recovery activity affecting the ACL balance, together with average portfolio loans outstanding and the related ratios of net charge-offs (recoveries) to average portfolio loans (dollars in thousands):

	ACL	Average Portfolio Loans Outstanding	Ratio of Net Charge-offs (Recoveries) To Average Portfolio Loans
ACL balance, December 31, 2021	$87,887
Net (charge-offs) recoveries and average portfolio loans by loan category:
C&I and other commercial	(492)	$1,919,227	0.03%
CRE	(842)	3,200,166	0.03%
Real estate construction	213	466,045	(0.05)%
Retail real estate	385	1,584,859	(0.02)%
Retail other	(166)	275,665	0.06%
Net (charge-offs) recoveries and average portfolio loans	(902)	$7,445,962	0.01%
Provision for credit losses	4,623
ACL balance, December 31, 2022	91,608
Net (charge-offs) recoveries and average portfolio loans by loan category:
C&I and other commercial	(1,877)	$1,910,008	0.10%
CRE	(379)	3,316,633	0.01%
Real estate construction	171	536,280	(0.03)%
Retail real estate	183	1,689,868	(0.01)%
Retail other	(365)	306,683	0.12%
Net (charge-offs) recoveries and average portfolio loans	(2,267)	$7,759,472	0.03%
Provision for credit losses	2,399
ACL balance, December 31, 2023	91,740
Day 1 PCD[1]	1,243
Net (charge-offs) recoveries and average portfolio loans by loan category:
C&I and other commercial	(14,946)	$1,892,293	0.79%
CRE	(3,168)	3,361,644	0.09%
Real estate construction	67	416,439	(0.02)%
Retail real estate	348	1,714,681	(0.02)%
Retail other	(470)	419,572	0.11%
Net (charge-offs) recoveries and average portfolio loans	(18,169)	$7,804,629	0.23%
Provision for credit losses	8,590
ACL balance, December 31, 2024	$83,404
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition.
First Busey Corporation (BUSE) | 2024 — 75

Table of Contents    Contents of Item 7. MD&A
The following table sets forth the ACL by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated (dollars in thousands):

	As of December 31,
	2024		2023
	ACL	% of Loans to Total Loans	ACL	% of Loans to Total Loans
Loan Category
C&I and other commercial	$21,589	24.8%	$21,256	24.0%
CRE	32,301	42.5%	35,465	43.6%
Real estate construction	3,345	4.9%	5,163	6.0%
Retail real estate	23,711	22.0%	26,298	22.5%
Retail other	2,458	5.8%	3,558	3.9%
Total	$83,404	100.0%	$91,740	100.0%
Busey did not record an allowance for credit loss for its Life Equity Loan® portfolio, a component of its retail other lending activity, due to no expected credit loss at default, as permitted under the practical expedient provided within ASC 326-20-35-6. The Life Equity Loan® portfolio balance was $264.2 million as of December 31, 2024.
The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors. As of December 31, 2024, Busey management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained.
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
Typically, loans are secured by collateral. When a loan is classified as non-accrual and determined to be collateral dependent, it is appropriately reserved or charged down through the ACL to the fair value of Busey’s interest in the underlying collateral less estimated costs to sell. Busey’s loan portfolio is collateralized primarily by real estate.
First Busey Corporation (BUSE) | 2024 — 76

Table of Contents    Contents of Item 7. MD&A
The following table sets forth information concerning non-performing loans and performing restructured loans (dollars in thousands):

	As of December 31,
	2024	2023	Change	% Change
Portfolio loans	$7,697,087	$7,651,034	$46,053	0.6%
Loans 30 – 89 days past due	8,124	5,779	2,345	40.6%
Total assets	12,046,722	12,283,415	(236,693)	(1.9)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$22,088	$7,441	$14,647	196.8%
Loans 90+ days past due and still accruing	1,149	375	774	206.4%
Total non-performing loans	23,237	7,816	15,421	197.3%
OREO and other repossessed assets	63	125	(62)	(49.6)%
Total non-performing assets	23,300	7,941	15,359	193.4%
Substandard (excludes 90+ days past due)	62,023	64,347	(2,324)	(3.6)%
Classified assets	$85,323	$72,288	$13,035	18.0%

ACL	$83,404	$91,740	(8,336)	(9.1)%
Bank Tier 1 Capital	1,438,296	1,362,962	75,334	5.5%

Ratios
ACL to portfolio loans	1.08%	1.20%	(12) bps
ACL to non-accrual loans	3.78 x	12.33 x	(8.55) x
ACL to non-performing loans	3.59 x	11.74 x	(8.15) x
ACL to non-performing assets	3.58 x	11.55 x	(7.97) x
Non-accrual loans to portfolio loans	0.29%	0.10%	19 bps
Non-performing loans to portfolio loans	0.30%	0.10%	20 bps
Non-performing assets to total assets	0.19%	0.06%	13 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.30%	0.10%	20 bps
Classified assets to Bank Tier 1 Capital and ACL	5.61%	4.97%	64 bps
Asset quality remains strong by both Busey’s historical and current industry trends, and Busey’s operating mandate and focus have been on emphasizing credit quality over asset growth.
Non-performing loan balances increased by 197.30% to $23.2 million as of December 31, 2024, compared to $7.8 million as of December 31, 2023. The increase was primarily related to one CRE loan that was classified in the fourth quarter of 2023 and was moved to non-accrual during the fourth quarter of 2024. This loan carries a remaining balance of $15.0 million following a $3.0 million charge-off in the fourth quarter of 2024. Non-performing loans represented 0.30% of portfolio loans as of December 31, 2024, compared to 0.10% as of December 31, 2023. Busey’s ACL coverage decreased to 3.59 times its non-performing loan balance at December 31, 2024, compared to 11.74 times its non-performing loan balance at December 31, 2023.
First Busey Corporation (BUSE) | 2024 — 77

Table of Contents    Contents of Item 7. MD&A
Non-performing assets, which includes non-performing loans, OREO, and other repossessed assets, increased by 193.41% to $23.3 million as of December 31, 2024, compared to $7.9 million as of December 31, 2023. Non-performing assets represented 0.19% of total assets as of December 31, 2024, compared to 0.06% as of December 31, 2023. Busey’s ACL provided coverage of 3.58 times its non-performing assets at December 31, 2024, down from 11.55 times its non-performing assets at December 31, 2023.
Classified assets, which include non-performing assets and substandard loans, increased to $85.3 million as of December 31, 2024, compared to $72.3 million as of December 31, 2023. Classified assets represented 5.61% of Busey Bank’s Tier 1 capital and ACL at December 31, 2024, up from 4.97% at December 31, 2023.
Net charge-offs totaled $18.2 million in 2024, representing 0.23% of average loans, compared with net charge-offs of $2.3 million in 2023, representing 0.03% of average loans. Increases in net charge-offs during the year ended December 31, 2024, were significantly attributable to a single C&I credit relationship and the CRE loan relationship mentioned above.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans decreased to $62.0 million at December 31, 2024, compared to $64.3 million at December 31, 2023. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of December 31, 2024, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
First Busey Corporation (BUSE) | 2024 — 78

Table of Contents    Contents of Item 7. MD&A
Deposits
The following table shows the deposit mix for each of the periods presented (dollars in thousands):

	As of December 31,
	2024		2023
	Balance	% Total	Balance	% Total	Change	% Change
Deposits
Non-maturity deposits:
Noninterest-bearing demand deposits	$2,719,907	27.3%	$2,834,655	27.5%	$(114,748)	(4.0)%
Interest-bearing transaction deposits	2,423,237	24.3%	2,717,139	26.4%	(293,902)	(10.8)%
Saving deposits and money market deposits	3,348,711	33.5%	2,920,088	28.4%	428,623	14.7%
Total non-maturity deposits	8,491,855	85.1%	8,471,882	82.3%	19,973	0.2%
Time deposits	1,490,635	14.9%	1,819,274	17.7%	(328,639)	(18.1)%
Total deposits	$9,982,490	100.0%	$10,291,156	100.0%	$(308,666)	(3.0)%
Total deposits decreased by 3.0% to $9.98 billion as of December 31, 2024, compared to $10.29 billion as of December 31, 2023. The quality of Busey’s core deposit4 franchise coupled with cash flows from its securities portfolio allows Busey to fund loan growth while limiting its reliance on higher cost wholesale funding alternatives. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit franchise. As of December 31, 2024, Busey average customer tenure was 16.9 years for retail customers and 12.8 years for commercial customers. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 96.5% of total deposits as of December 31, 2024, compared to 96.2% as of December 31, 2023.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $3.78 billion at December 31, 2024. The portion of Busey’s deposit base that was uninsured and not otherwise collateralized was estimated to be $2.96 billion at December 31, 2024, which represented 30% of total deposits. Of that amount, $286.4 million represented time deposits. The following table presents estimates of the uninsured portion of time deposits by maturity date (dollars in thousands):

As of December 31, 2024
Estimated uninsured time deposits by schedule of maturities
3 months or less	$107,163
Over 3 months through 6 months	86,546
Over 6 months through 12 months	84,104
Thereafter	8,615
Uninsured time deposits	$286,428
4 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information” included in this Annual Report.
First Busey Corporation (BUSE) | 2024 — 79

Table of Contents    Contents of Item 7. MD&A
Borrowings
Term Loan
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which it has access to (1) a $40.0 million revolving line of credit with an initial termination date of April 30, 2022, and (2) a $60.0 million Term Loan with a maturity date of May 31, 2026. The loans had an annual interest rate of 1.75% plus the one-month LIBOR rate. On April 30, 2022, the agreement was amended, effecting an extension of the termination date for the revolving line of credit to April 30, 2023, and providing for the transition from a LIBOR-indexed interest rate to a SOFR-indexed interest rate. Under the terms of the amendment, the annual interest rate for the loans was established at 1.80% plus the one-month forward-looking term rate based on SOFR. The agreement has subsequently been amended twice to extend the termination date for the revolving line of credit, which is currently April 30, 2025.
During the first quarter of 2024, Busey paid the full $30.0 million balance remaining on the Term Loan, at which time the Term Loan carried interest at a rate of 7.13%. As of December 31, 2024, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
Short-term Borrowings and Securities Sold Under Agreements to Repurchase
Short-term borrowings include FHLB advances that mature in less than one year from the date of origination, and the current portion of long-term debt due within 12 months. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily.
First Busey Corporation (BUSE) | 2024 — 80

Table of Contents    Contents of Item 7. MD&A
The following table sets forth the distribution of short-term borrowings and securities sold under agreements to repurchase, as well as the weighted average interest rates thereon (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Securities sold under agreements to repurchase
Balance at end of period	$155,610	$187,396	$229,806
Weighted average interest rate at end of period	2.63%	3.26%	1.91%
Maximum outstanding at any month end in year-to-date period	$214,567	$248,850	$283,664
Average daily balance for the year-to-date period	147,588	200,702	243,690
Weighted average interest rate during period[1]	2.91%	2.58%	0.60%

FHLB advances, current portion due within 12 months
Balance at end of period	$—	$—	$339,054
Weighted average interest rate at end of period	—%	—%	4.28%
Maximum outstanding at any month end in year-to-date period	$24,100	$603,881	$339,054
Average daily balance for the year-to-date period	7,018	241,382	25,845
Weighted average interest rate during period[1]	5.54%	4.90%	4.28%

Term Loan, current portion due within 12 months
Balance at end of period	$—	$12,000	$12,000
Weighted average interest rate at end of period	—%	7.14%	5.92%
Maximum outstanding at any month end in year-to-date period	$12,000	$12,000	$12,000
Average daily balance for the year-to-date period	2,853	12,000	12,000
Weighted average interest rate during period[1]	7.26%	6.88%	3.55%
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
First Busey Corporation (BUSE) | 2024 — 81

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
Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Mergers and Acquisitions”), Busey acquired $4.0 million of 5.25% fixed-to-floating rate subordinated notes maturing December 4, 2030, which qualify as Tier 2 capital for regulatory purposes. Interest on the subordinated notes accrues at a rate equal to (1) 5.25% per annum from the original issue date to December 4, 2025, and (2) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps from December 4, 2025. The subordinated notes have an optional redemption, in whole or in part, on or after December 4, 2025. At December 31, 2024, there was $0.1 million of fair value discount outstanding, to be accreted through the earliest optional redemption date.
Unamortized debt issuance costs related to subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2024	2023
Unamortized debt issuance costs
Subordinated notes issued in 2020	$222	$735
Subordinated notes issued in 2022	1,004	1,383
Total unamortized debt issuance costs	$1,226	$2,118
Junior Subordinated Debt Owed to Unconsolidated Trusts
Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes of Busey, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, Busey issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify, and are treated, as Tier 1 regulatory capital. Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. Busey had $74.8 million and $72.0 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2024, and 2023, respectively. In connection with its acquisitions of Pulaski Financial Corp. in 2016 and M&M in 2024, Busey has acquired similar statutory trusts and the fair value adjustment is being accreted over their weighted average remaining lives, with a balance remaining to be accreted of $2.9 million and $2.6 million at December 31, 2024, and 2023, respectively.
First Busey Corporation (BUSE) | 2024 — 82

Table of Contents    Contents of Item 7. MD&A
Liquidity
Liquidity management is the process by which Busey ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of its business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, fund capital expenditures, honor withdrawals by customers, pay dividends to stockholders, and pay operating expenses. Busey’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. Balances of these assets are dependent on Busey’s operating, investing, lending, and financing activities during any given period.
Average liquid assets are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Average liquid assets
Cash and due from banks	$109,400	$116,530	$120,910
Interest-bearing bank deposits	445,881	214,422	290,875
Total average liquid assets	$555,281	$330,952	$411,785

Average liquid assets as a percent of average total assets	4.6%	2.7%	3.3%
Cash and unencumbered securities on Busey’s Consolidated Balance Sheets are summarized as follows for the periods presented (dollars in thousands):

	As of December 31,
	2024	2023
Cash and unencumbered securities
Total cash and cash equivalents	$697,659	$719,581
Debt securities available for sale	1,810,221	2,087,571
Debt securities available for sale pledged as collateral	(653,454)	(649,769)
Cash and unencumbered securities	$1,854,426	$2,157,383
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below (dollars in thousands):

	As of December 31,
	2024	2023
Additional available borrowing capacity
FHLB	$1,679,463	$1,898,737
Federal Reserve Bank	664,083	598,878
Federal funds purchased	477,500	482,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$2,861,046	$3,020,115
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
First Busey Corporation (BUSE) | 2024 — 83

Table of Contents    Contents of Item 7. MD&A
As of December 31, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Busey’s ability to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Busey Bank paid dividends to First Busey Corporation totaling $100.0 million and $90.0 million for the years ended December 31, 2024, and 2023, respectively.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments (dollars in thousands):

	As of December 31,
	2024	2023
Outstanding loan commitments and standby letters of credit	$2,548,178	$2,176,496
Reserve for unfunded commitments	5,967	7,062
The following table summarizes Busey’s provision for unfunded commitments expenses (releases) for the periods presented (dollars in thousands):

		Years Ended December 31,
	Location	2024	2023	2022
Provision for unfunded commitments expense (release)	Other noninterest expense	$(1,095)	$461	$61
Busey anticipates that it will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Contractual Obligations
Busey has entered into certain contractual obligations and other commitments that generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.
First Busey Corporation (BUSE) | 2024 — 84

Table of Contents    Contents of Item 7. MD&A
The following table summarizes significant contractual obligations and other commitments, excluding, when applicable, short-term borrowings and the current portion of long-term debt, as of December 31, 2024, (dollars in thousands):

	Certificates of Deposit	Operating Leases	Junior Subordinated Debt Owed to Unconsolidated Trusts	Long-term Debt	Subordinated Notes, Net of Unamortized Issuance Costs	Total
Contractual obligations by schedule of maturities
2025	$1,427,748	$2,082	$—	$—	$—	$1,429,830
2026	33,459	1,774	—	—	—	35,233
2027	14,964	1,558	—	—	—	16,522
2028	8,178	1,495	—	—	—	9,673
2029	5,838	1,505	—	—	—	7,343
Thereafter	448	4,376	74,815	—	227,723	307,362
Contractual obligations	$1,490,635	$12,790	$74,815	$—	$227,723	$1,805,963

Commitments to extend credit and standby letters of credit						$2,548,178
Cash Flows
Busey’s cash flows consist of operating activities, investing activities, and financing activities.
Net cash flows provided by operating activities totaled $178.3 million in 2024, compared to $173.4 million provided by operating activities in 2023. Significant operating activities affecting cash flows include net income, depreciation and amortization, the provision for credit losses, stock-based compensation, and mortgage loan sale activity. Fluctuations in sales of loans held for sale are a function of changes in market rates for mortgage loans, which influence refinance activity.
Net cash provided by investing activities totaled $657.9 million in 2024, compared to $551.0 million provided by investing activities in 2023. Significant investing activities are those associated with managing Busey’s investment and loan portfolios.
Net cash used in financing activities totaled $858.1 million in 2024, compared to $232.0 million used in financing activities in 2023. Significant financing activities affecting cash flows include deposit and other borrowings, as well as cash dividends paid.
For additional detail, see the Consolidated Statements of Cash Flows.
First Busey Corporation (BUSE) | 2024 — 85

Table of Contents    Contents of Item 7. MD&A
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of December 31, 2024.

	Minimum Capital Requirements with Capital Buffer	As of December 31, 2024
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	14.10%	16.46%
Tier 1 Capital to Risk Weighted Assets	8.50%	14.98%	16.46%
Total Capital to Risk Weighted Assets	10.50%	18.53%	17.40%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	11.06%	12.14%
Management believes that no conditions or events have occurred since December 31, 2024, that would materially adversely change First Busey’s or Busey Bank’s capital classifications.
NEW ACCOUNTING PRONOUNCEMENTS
Busey reviews new accounting standards as issued. Information relating to accounting pronouncements applicable to Busey appears in “Note 1. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
EFFECTS OF INFLATION
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salaries, wages, and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation — Three Years Ended December 31, 2024—Consolidated Average Balance Sheets and Interest Rates” and “Item  7A. Quantitative and Qualitative Disclosures About Market Risk.”
First Busey Corporation (BUSE) | 2024 — 86

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of changes in asset values due to movements in underlying market rates and prices. Interest rate risk is a type of market risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, have a minimal impact or do not arise in the normal course of Busey’s business activities.
Busey has an asset-liability committee, whose policy is to meet at least quarterly, to review current market conditions and to structure the Consolidated Balance Sheets to optimize stability in net interest income in consideration of projected future changes in interest rates.
As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100, +/-200, +/-300, and +/-400 bps. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
400	8.50%	7.38%	10.85%	8.55%
300	6.26%	5.49%	8.01%	6.34%
200	4.05%	3.64%	5.24%	4.20%
100	1.96%	1.81%	2.59%	2.10%
-100	(1.81)%	(1.91)%	(3.35)%	(2.98)%
-200	(3.39)%	(3.86)%	(6.65)%	(6.12)%
-300	(4.03)%	(5.60)%	(9.47)%	(9.17)%
-400	(4.41)%	(6.91)%	(12.43)%	(11.36)%
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
First Busey Corporation (BUSE) | 2024 — 87

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Contents of Item 8. Financial Statements & Supplementary Data
First Busey Corporation (BUSE) | 2024 — 88

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Busey Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
First Busey Corporation (BUSE) | 2024 — 89

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data
Allowance for Credit Losses on Loans—Adjustments to Historical Loss Factors
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses totaled $83.4 million, which consists of a reserve on loans collectively evaluated for impairment (a/k/a general reserve) of $81.6 million and a reserve on loans individually evaluated (a/k/a specific reserve) of $1.8 million at December 31, 2024. The allowance for credit losses is measured on a collective loan pool basis when similar risk characteristics exist. On a case‑by‑case basis, a loan may be evaluated on an individual basis based on disparate risk characteristics. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan‑specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values and other relevant factors. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information.

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

Champaign, Illinois
February 27, 2025
First Busey Corporation (BUSE) | 2024 — 90

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents:
Cash and due from banks	$129,444	$134,680
Interest-bearing deposits	568,215	584,901
Total cash and cash equivalents	697,659	719,581

Debt securities available for sale	1,810,221	2,087,571
Debt securities held to maturity	826,630	872,628
Equity securities	15,862	9,812
Loans held for sale	3,657	2,379
Portfolio loans (net of ACL of $83,404 at December 31, 2024; $91,740 at December 31, 2023)	7,613,683	7,559,294
Restricted bank stock	49,930	6,000
Premises and equipment, net	118,820	122,594
Right of use assets	10,608	11,027
Goodwill	333,695	317,873
Other intangible assets, net	32,280	35,991
Cash surrender value of bank owned life insurance	185,087	182,975
Other assets	348,590	355,690
Total assets	$12,046,722	$12,283,415

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$2,719,907	$2,834,655
Interest-bearing	7,262,583	7,456,501
Total deposits	9,982,490	10,291,156

Securities sold under agreements to repurchase	155,610	187,396
Short-term borrowings	—	12,000
Long-term debt	—	18,000
Subordinated notes, net of unamortized issuance costs	227,723	222,882
Junior subordinated debt owed to unconsolidated trusts	74,815	71,993
Lease liabilities	11,040	11,308
Other liabilities	211,775	196,699
Total liabilities	10,663,453	11,011,434

Outstanding commitments and contingent liabilities (see Notes 7 and 18)

Stockholders’ equity
Common stock, ($0.001 par value; 100,000,000 shares authorized)	60	58
Additional paid-in capital	1,360,530	1,323,595
Retained earnings	294,054	237,197
AOCI	(207,039)	(218,803)
Total stockholders’ equity before treasury stock	1,447,605	1,342,047
Treasury stock at cost	(64,336)	(70,066)
Total stockholders’ equity	1,383,269	1,271,981
Total liabilities and stockholders’ equity	$12,046,722	$12,283,415

Shares
Common shares issued	59,546,273	58,116,969
Less: Treasury shares	(2,650,292)	(2,872,850)
Common shares outstanding	56,895,981	55,244,119
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2024 — 91

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Interest income
Interest and fees on loans	$426,422	$385,848	$287,477
Interest and dividends on investment securities:
Taxable interest income	72,794	80,316	66,140
Non-taxable interest income	1,176	2,678	3,272
Dividend income on bank stock	848	1,170	190
Other interest income	22,441	10,531	3,097
Total interest income	523,681	480,543	360,176

Interest expense
Deposits	178,463	123,985	16,112
Federal funds purchased and securities sold under agreements to repurchase	4,308	5,203	1,475
Short-term borrowings	701	12,775	1,647
Long-term debt	300	1,700	1,310
Senior notes	—	—	637
Subordinated notes	12,650	12,406	12,338
Junior subordinated debt owed to unconsolidated trusts	4,648	3,853	3,029
Total interest expense	201,070	159,922	36,548

Net interest income	322,611	320,621	323,628
Provision for credit losses	8,590	2,399	4,623
Net interest income after provision for credit losses	314,021	318,222	319,005

Noninterest income
Wealth management fees	63,630	57,309	55,378
Fees for customer services	30,933	29,044	33,111
Payment technology solutions	21,983	21,192	20,067
Mortgage revenue	2,075	1,089	1,895
Income on bank owned life insurance	5,130	4,701	3,663
Realized net gains (losses) on the sale of mortgage servicing rights	7,724	—	—
Realized net gains (losses) on securities	(7,033)	(28)	50
Unrealized net gains (losses) recognized on equity securities	931	(2,171)	(2,183)
Other noninterest income	14,309	10,078	14,632
Total noninterest income	139,682	121,214	126,613

Noninterest expense
Salaries, wages, and employee benefits	175,619	162,597	159,016
Data processing	27,124	23,708	21,648
Net occupancy expense of premises	18,737	18,214	19,130
Furniture and equipment expenses	6,805	6,759	7,645
Professional fees	12,804	7,147	6,125
Amortization of intangible assets	10,057	10,432	11,628
Interchange expense	6,001	6,864	6,298
FDIC insurance	5,603	5,650	4,058
Other noninterest expense	37,649	44,161	48,333
Total noninterest expense	300,399	285,532	283,881

Income before income taxes	153,304	153,904	161,737
Income taxes	39,613	31,339	33,426
Net income	$113,691	$122,565	$128,311

Basic earnings per common share	$2.01	$2.21	$2.32
Diluted earnings per common share	1.98	2.18	2.29
Dividends declared per share of common stock	0.96	0.96	0.92
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2024 — 92

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$113,691	$122,565	$128,311
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	10,295	58,498	(278,762)
Net unrecognized gains (losses) on debt securities transferred to held to maturity from available for sale	—	—	(48,456)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	7,033	5,503	(26)
Amortization of unrecognized losses on securities transferred to held to maturity	5,481	6,189	6,638
Tax effect	(7,934)	(20,006)	91,386
Net change in unrealized/unrecognized gains (losses) on debt securities	14,875	50,184	(229,220)
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	(13,055)	(2,567)	(28,975)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	9,291	8,569	583
Tax effect	653	(1,711)	8,092
Net change in unrealized gains (losses) on cash flow hedges	(3,111)	4,291	(20,300)
OCI	11,764	54,475	(249,520)
Total comprehensive income (loss)	$125,455	$177,040	$(121,209)
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2024 — 93

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	55,434,910	$58	$1,316,984	$92,463	$(23,758)	$(66,635)	$1,319,112
Net income	—	—	—	128,311	—	—	128,311
OCI, net of tax	—	—	—	—	(249,520)	—	(249,520)
Repurchase of stock	(388,614)	—	—	—	—	(9,912)	(9,912)
Issuance of treasury stock for ESPP	57,385	—	(320)	—	—	1,477	1,157
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	175,225	—	(5,789)	—	—	4,513	(1,276)
Issuance of treasury stock for stock options exercised, net of shares redeemed and related tax	218	—	(5)	—	—	5	—
Cash dividends common stock at $0.92 per share	—	—	—	(50,863)	—	—	(50,863)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,142	(1,142)	—	—	—
Stock-based compensation	—	—	8,968	—	—	—	8,968
Balance, December 31, 2022	55,279,124	58	1,320,980	168,769	(273,278)	(70,552)	1,145,977
Net income	—	—	—	122,565	—	—	122,565
OCI, net of tax	—	—	—	—	54,475	—	54,475
Repurchase of stock	(227,935)	—	—	—	—	(4,482)	(4,482)
Issuance of treasury stock for ESPP	59,845	—	(530)	—	—	1,541	1,011
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	132,091	—	(4,494)	—	—	3,401	(1,093)
Net issuance of treasury stock for warrants exercised	994	—	(17)	—	—	26	9
Cash dividends common stock at $0.96 per share	—	—	—	(53,076)	—	—	(53,076)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,061	(1,061)	—	—	—
Stock-based compensation	—	—	6,595	—	—	—	6,595
Balance, December 31, 2023	55,244,119	58	1,323,595	237,197	(218,803)	(70,066)	1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	113,691	—	—	113,691
OCI, net of tax	—	—	—	—	11,764	—	11,764
Stock issued in acquisition, net of stock issuance costs	1,429,304	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	58,843	—	(325)	—	—	1,515	1,190
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	163,387	—	(5,961)	—	—	4,207	(1,754)
Net issuance of treasury stock for warrants exercised	328	—	(11)	—	—	8	(3)
Cash dividends common stock at $0.96 per share	—	—	—	(54,169)	—	—	(54,169)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	1,274	(1,274)	—	—	—
Stock-based compensation	—	—	7,726	—	—	—	7,726
Balance, December 31, 2024	56,895,981	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2024 — 94

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities
Net income	$113,691	$122,565	$128,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,590	2,399	4,623
Amortization of intangible assets	10,057	10,432	11,628
Amortization of mortgage servicing rights	997	2,785	3,540
Amortization of New Markets Tax Credit	—	8,999	6,333
Depreciation and amortization of premises and equipment	9,503	9,488	10,482
Net amortization (accretion) on portfolio loans	4,372	6,971	3,932
Net amortization (accretion) of premium (discount) on investment securities	8,857	14,406	20,799
Net amortization (accretion) of premium (discount) on time deposits	101	(270)	(403)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,158	1,027	1,400
Impairment of OREO and other repossessed assets	—	100	611
Impairment of fixed assets held for sale	637	—	427
Impairment of mortgage servicing rights	—	1	(8)
Impairment of leases	—	—	84
Unrealized (gains) losses recognized on equity securities, net	(931)	2,171	2,183
(Gain) loss on sales of equity securities, net	—	(5,475)	(24)
(Gain) loss on sales of debt securities, net	7,033	5,503	(26)
(Gain) loss on sales of mortgage servicing rights	(7,724)	—	—
(Gain) loss on sales of loans, net	(1,761)	(733)	(1,944)
(Gain) loss on sales of OREO and other repossessed assets	(585)	(46)	(54)
(Gain) loss on sales of premises and equipment	(138)	(450)	(825)
(Gain) loss on life insurance proceeds	(895)	(759)	—
(Increase) decrease in cash surrender value of bank owned life insurance	(4,235)	(3,942)	(3,663)
Provision for deferred income taxes	1,384	(2,920)	(1,272)
Stock-based compensation	7,726	6,595	8,968
Proceeds from the sale of mortgage servicing rights	9,796	—	—
Mortgage loans originated for sale	(104,176)	(35,413)	(70,953)
Proceeds from sales of mortgage loans	104,670	35,018	95,289
(Increase) decrease in other assets	19,752	(17,888)	(56,284)
Increase (decrease) in other liabilities	(9,612)	12,826	2,633
Net cash provided by (used in) operating activities	$178,267	$173,390	$165,787

Cash flows provided by (used in) investing activities
Purchases of equity securities	$(30,422)	$(6,617)	$(14,820)
Purchases of debt securities available for sale	(182,603)	(10,436)	(280,083)
Proceeds from sales of equity securities	25,303	11,644	15,418
Proceeds from sales of debt securities available for sale	101,361	105,044	—
Proceeds from paydowns and maturities of debt securities held to maturity	48,822	48,927	70,116
Proceeds from paydowns and maturities of debt securities available for sale	370,774	326,252	470,134
Purchases of restricted bank stock	(43,954)	(30,957)	(12,969)
Proceeds from the redemption of restricted bank stock	884	43,926	225
Purchases of loans	(14,602)	—	—
Net (increase) decrease in loans	364,455	65,240	(541,713)
Net cash received in (paid for) acquisitions	18,377	—	—
Cash paid for premiums on bank-owned life insurance	(74)	(80)	(106)
Proceeds from life insurance	3,092	2,292	219
Purchases of premises and equipment	(6,430)	(9,533)	(4,989)
Proceeds from disposition of premises and equipment	2,247	4,425	4,528
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	673	860	3,184
Net cash provided by (used in) investing activities	$657,903	$550,987	$(290,856)
(continued)
First Busey Corporation (BUSE) | 2024 — 95

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(701,605)	$220,146	$(696,894)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(32,969)	(42,410)	(40,333)
Net increase (decrease) in short-term borrowings	(36,000)	(335,000)	330,000
Proceeds from other borrowings, net of debt issuance costs	—	—	98,094
Repayment of other borrowings	(31,450)	(16,054)	(112,678)
Cash dividends paid	(54,169)	(53,076)	(50,863)
Purchase of treasury stock	—	(4,482)	(9,912)
Cash paid for withholding taxes on stock-based payments	(1,755)	(1,093)	(1,276)
Proceeds from stock options exercised	(3)	—	—
Proceeds from stock warrants exercised	—	9	—
Common stock issuance costs	(141)	—	—
Net cash provided by (used in) financing activities	$(858,092)	$(231,960)	$(483,862)

Net increase (decrease) in cash and cash equivalents	$(21,922)	$492,417	$(608,931)
Cash and cash equivalents, beginning of period	719,581	227,164	836,095
Cash and cash equivalents, ending of period	$697,659	$719,581	$227,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$208,359	$135,482	$35,297
Income taxes	12,907	25,408	30,676

Non-cash investing and financing activities:
OREO acquired in settlement of loans	$26	$189	$175
Transfer of debt securities available for sale to held to maturity	—	—	985,199
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2024 — 96

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations
First Busey Corporation is a financial holding company organized under the laws of Nevada. First Busey Corporation’s subsidiaries provide retail and commercial banking services and payment technology solutions, and offer a full range of financial products and services including depository, lending, security brokerage, investment management, and fiduciary services, to individual, corporate, institutional, and governmental customers through their locations in Illinois, Missouri, southwest Florida and Indianapolis, Indiana. First Busey Corporation and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
Busey’s accounting and reporting policies conform to GAAP. The Consolidated Financial Statements include the accounts of First Busey Corporation and its subsidiaries, which include Deed of Trust Services Corporation, and Busey Bank, including Busey Bank’s wholly-owned subsidiaries FirsTech, Pulaski Service Corporation, and Busey Capital Management, Inc. Further, until its dissolution on December 18, 2023, First Busey Risk Management was a subsidiary of First Busey Corporation and included in the Company’s Consolidated Financial Statements. Operating results generated from acquired businesses are included with Busey’s results of operations starting from each date of acquisition. First Busey Corporation and its subsidiaries maintain various limited liability companies that hold specific assets for risk mitigation purposes and are consolidated into Busey’s Consolidated Financial Statements. Intercompany balances and transactions have been eliminated in consolidation.
Because Busey is not the primary beneficiary, the Consolidated Financial Statements exclude the following wholly-owned variable interest entities: First Busey Statutory Trust II, First Busey Statutory Trust III, First Busey Statutory Trust IV, Pulaski Financial Statutory Trust I, Pulaski Financial Statutory Trust II, and Merchants and Manufacturers Bank Statutory Trust I.
Use of Estimates
In preparing the accompanying Consolidated Financial Statements in conformity with GAAP, Busey’s management is required to make estimates and assumptions that affect the amounts reported on the Consolidated Financial Statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near-term relate to the fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not Busey’s assets and, accordingly, are not included in the accompanying Consolidated Financial Statements. Busey had assets under care of $13.83 billion at December 31, 2024, and $12.14 billion at December 31, 2023.
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
First Busey Corporation (BUSE) | 2024 — 97

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
Business combinations are accounted for under ASC Topic 805 “Business Combinations” using the acquisition method of accounting. The acquisition method of accounting requires that the assets acquired and the liabilities assumed are recognized, measured at their estimated fair values, as of the date Busey obtains control of the acquiree (the acquisition date). To estimate fair values of assets acquired and liabilities assumed, Busey may utilize third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Further, management assumptions require consideration of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.
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
First Busey Corporation (BUSE) | 2024 — 98

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
Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. Impairment is recognized by establishing an allowance for the debt security through the provision for credit losses. Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. Busey did not recognize any credit impairment on debt securities available for sale in 2024, 2023, or 2022.
Debt Securities Held to Maturity
Debt securities classified as held to maturity are those debt securities that Busey has the intent and ability to hold to maturity and are carried at amortized cost. In 2022, Busey elected to transfer a portion of the agency mortgage-backed securities portfolio from available for sale to held to maturity. While held to maturity securities are within the scope of CECL, the standard allows for an assumption of zero credit losses when the expectation of non-payment is zero. The risk of credit loss related to mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises is considered zero, therefore requiring no allowance to be recorded.
Accrued interest receivable for both debt securities available for sale and debt securities held to maturity totaled $10.5 million at December 31, 2024, and is excluded from the estimate of credit losses. Accrued interest receivable is reported in other assets on the Consolidated Balance Sheets.
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
First Busey Corporation (BUSE) | 2024 — 99

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Servicing
Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans. The unpaid principal balances of loans serviced by Busey for the benefit of others totaled $582.5 million as of December 31, 2024, and $1.49 billion as of December 31, 2023, and are not included in the accompanying Consolidated Balance Sheets. During the first quarter of 2024, Busey sold the mortgage servicing rights on approximately $923.5 million of one- to four-family mortgage loans for an estimated pre-tax gain of $7.5 million, which enabled Busey to sell available-for-sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million.
Servicing rights are initially recorded at estimated fair value, which is determined using a valuation model that calculates the present value of estimated future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The amortization of mortgage servicing rights is included in mortgage revenue. The amortization of government-guaranteed commercial loan servicing rights is included in other income.
Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to the carrying amount. Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs. For purposes of measuring impairment, servicing rights are stratified by one or more predominant characteristics of the underlying loans. A valuation allowance is recognized in the amount by which the amortized cost of the rights for each stratum exceeds its fair value, if any. If Busey later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings. Busey had an immaterial amount of impairment recorded at December 31, 2024 and 2023.
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
First Busey Corporation (BUSE) | 2024 — 100

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications
Busey’s loan portfolio includes certain loans that have been modified in accordance with loan refinancing and restructuring guidance in ASC Subtopic 310-20-35-9 through 35-11 “Receivables—Nonrefundable Fees and Other Costs—Subsequent Measurement—Loan Refinancing or Restructuring” for borrowers experiencing financial difficulty. For additional information about loan modifications for borrowers experiencing financial difficulty, see “Note 4. Portfolio Loans.”
Allowance for Credit Losses
The ACL is a significant estimate on Busey’s Consolidated Financial Statements, affecting both earnings and capital. The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. Portfolio loans are charged off against the ACL when management believes the loan balance is uncollectible. Recoveries will be recognized up to the aggregate amount of previously charged-off balances. The ACL is established through the provision for credit loss charged to income.
A loan’s amortized cost basis is comprised of the unpaid principal balance of the loan net of charge-offs, accrued interest receivable, purchase premiums or discounts, and net deferred origination fees or costs. Busey has estimated its allowance on the amortized cost basis, exclusive of government guaranteed loans and accrued interest receivable. Further, as permitted under the practical expedient provided within ASC 326-20-35-6, Busey did not record an ACL for its Life Equity Loan® portfolio due to no expected credit loss at default. Busey writes-off uncollectible accrued interest receivable in a timely manner and has elected to not measure an allowance for accrued interest receivable. Busey presents the aggregate amount of accrued interest receivable for all financial instruments in other assets on the Consolidated Balance Sheets and the balance of accrued interest receivable is disclosed in “Note 20. Fair Value Measurements.”
Busey’s methodology influences, and is influenced by, Busey’s overall credit risk management processes. The ACL is managed in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. The ACL must be determined on a collective (pool) basis when similar risk characteristics exist. On a case-by-case basis, Busey may conclude that a loan should be evaluated on an individual basis based on disparate risk characteristics.
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
First Busey Corporation (BUSE) | 2024 — 101

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Purchased with Credit Deterioration
Acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers: (1) PCD, for loans which have experienced more than insignificant credit deterioration since origination, or (2) all other loans.
For PCD loans, an ACL is determined at the date of acquisition using the same methodology as other loans held for investment. This initial ACL, when determined on a collective basis, is allocated to the individual loans, and the sum of each loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. The ACL on PCD loans is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date. Subsequent changes to the ACL are recorded as a charge to the provision for credit losses.
For all other loans, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.
Upon adoption of ASC Topic 326 “Financial Instruments-Credit Losses” Busey applied the prospective transition approach for financial assets considered PCD that were previously classified as PCI and accounted for under ASC Subtopic 310-30 “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.” In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The amortized cost basis of these PCD assets was adjusted to reflect an ACL for any remaining credit discount. The noncredit discount is being accreted into interest income using the January 1, 2020, effective interest rate. Subsequent changes in expected cash flows will be adjusted through the ACL.
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
First Busey Corporation (BUSE) | 2024 — 102

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
Premises and equipment are reviewed for impairment in accordance with Busey’s policies regarding long-lived assets.
Bank property held for sale, included in premises and equipment, represents certain banking center office buildings which Busey had closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or estimated fair value less estimated costs to sell, and depreciation has been stopped.
Leases
A determination is made at inception if an arrangement contains a lease. For arrangements containing leases, Busey recognizes leases on the Consolidated Balance Sheets as right of use assets and corresponding lease liabilities. Lease-related assets, or right of use assets, are recognized on the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using the rate implicit in the lease or Busey’s incremental borrowing rate.
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
Right of use assets are reviewed for impairment in accordance with Busey’s policies regarding long-lived assets.
First Busey Corporation (BUSE) | 2024 — 103

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Other Intangibles
Goodwill represents the excess of consideration transferred in a business combination over the fair value of the net assets acquired. Goodwill is not amortized but is subject to at least annual impairment assessments. A separate goodwill impairment assessment is performed for each reporting unit on the goodwill that has been allocated to it. A reporting unit is a component of an operating segment that constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Busey’s reporting units are the same as its operating segments. Busey has established December 31 as the annual impairment assessment date for each of its reporting units. As part of this assessment, each reporting unit's carrying value is compared to its fair value.
Busey estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including comparable company analysis and precedent transaction analysis. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment as of December 31, 2024 or 2023.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from acquisitions. Other intangible assets are amortized over their estimated useful lives, and are reviewed for impairment in accordance with Busey’s policies regarding long-lived assets.
See “Note 8. Goodwill and Other Intangible Assets” for additional information.
Cash Surrender Value of Bank Owned Life Insurance
Busey has purchased, or acquired through acquisitions, life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value, which approximates its fair value.
Busey maintains a liability for post-employment benefits related to split-dollar life insurance arrangements. In an endorsement split-dollar life insurance arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy is accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit is accrued over the employee’s active service period. Busey accrued liabilities for these arrangements totaling $5.7 million as of December 31, 2024, and $5.6 million as of December 31, 2023. Liabilities for post-employment benefits are included in other liabilities on the Consolidated Balance Sheets.
Restricted Bank Stock
During the fourth quarter of 2024 Busey Bank became a member of the Federal Reserve System. Federal Reserve member banks are required to own a certain amount of Federal Reserve Bank stock. Busey's investment in Federal Reserve Bank stock was $43.9 million as of December 31, 2024. Busey’s investment in Federal Reserve Bank stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the Federal Reserve Bank. As such, Busey reserved cash of $43.9 million as of December 31, 2024.
Busey Bank is a member of the FHLB system. FHLB members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. Busey's investment in FHLB stock was $6.0 million as of both December 31, 2024 and 2023.
First Busey Corporation (BUSE) | 2024 — 104

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Reserve Bank stock and FHLB stock are carried at cost in restricted bank stock on the Consolidated Balance Sheets. Cash reserves are included in interest-bearing deposits as part of Busey’s total cash and cash equivalents balances reported on the Consolidated Balance Sheets. Dividends are reported as interest income on the Consolidated Statements of Income. Dividend income is accrued on Federal Reserve Bank stock and is recognized when declared on FHLB stock.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from Busey’s assets, (2) the transferee obtains the right to pledge or exchange the assets it receives, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor, and (3) Busey does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. When transfers of financial assets fail to meet these criteria, those transfers are accounted for as secured borrowings.
Income Taxes
Busey is subject to income taxes in U.S. federal and various state jurisdictions. First Busey Corporation and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, which requires significant judgment. Busey is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2021.
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
In 2024, Busey recorded a one-time deferred tax valuation adjustment of $1.4 million resulting from a change to the Illinois apportionment rate due to recently enacted regulations. These new regulations are expected to lower Busey’s ongoing tax obligation in future periods, but created a negative adjustment to the carrying value of Busey’s deferred tax asset in 2024. Management believes that it is more likely than not that the deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. Busey determined that no valuation allowance was required as of December 31, 2024, or 2023.
Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized on the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. When applicable, Busey recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.
At December 31, 2024, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings. Busey Bank accrued $0.1 million related to potential assessment adjustments and interest. Other than this, Busey had no accruals for payments of interest and penalties related to uncertain tax positions at December 31, 2024, or 2023. Further, in February of 2025, Busey received notice of audit initiation from the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
First Busey Corporation (BUSE) | 2024 — 105

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tax Credit and Other Investments in Unconsolidated Entities
Busey has invested in certain tax-advantaged projects promoting affordable housing, new markets, and historic rehabilitation. These investments are designed to generate returns primarily though the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are considered to be variable interest entities, and are accounted for under the equity, cost, or proportional amortization practical expedient methods, as appropriate. These investments involve significant management judgments, including a determination of which entities have the power to direct activities, and whether these entities are variable interest entities. Busey is required to evaluate whether to consolidate a variable interest entity at both inception and on an ongoing basis. Busey is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest and is not the primary beneficiary. Busey’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. Busey believes potential losses from these investments are remote. In addition, Busey has private equity investments, which are primarily in funds that invest in small businesses across diverse sectors including, but not limited to, financial technology, business services, manufacturing, agribusiness, healthcare, software as a service, and environmental, or supporting the preservation of affordable housing.
Upon adoption of ASU 2023-02 on January 1, 2024, Busey elected to apply the proportional amortization method in accounting for investments in tax-advantaged projects. Income tax credits and other tax benefits, net of investment amortization, were included as a component of Busey’s estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income.
For additional information regarding these investments, see “Note 14. Tax Credit and Other Investments in Unconsolidated Entities.”
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
First Busey Corporation (BUSE) | 2024 — 106

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
PSU Awards
Busey grants PSU awards to members of management periodically throughout the year. PSU awards are stock-based awards for which vesting is conditional upon meeting established performance criteria for the applicable performance period and remaining employed through the end of such performance period. Each PSU is equivalent to one share of Busey’s common stock. The number of PSUs that ultimately vest will be determined based on the extent to which the established performance criteria are achieved. Busey’s PSUs are subject to accelerated service-based vesting conditions upon eligible retirement from Busey. After performance determination, dividend equivalents are compounded based upon each dividend date during the performance period.
DSU Awards
Busey grants DSU awards to its non-employee directors. DSU awards are stock-based awards with a deferred settlement date. Each DSU is equivalent to one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under the 2020 Equity Plan, DSUs are generally subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, DSUs will continue to earn dividend equivalents.
Stock Options
Busey has outstanding stock options assumed from acquisitions. All stock options that remained outstanding as of December 31, 2024, were fully vested.
Employee Stock Purchase Plan
The First Busey Corporation ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders and details can be found in Appendix A within First Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021. The purpose of the ESPP is to provide a means through which Busey associates may acquire a proprietary interest in the Company by purchasing shares of its common stock at a discounted price through voluntary payroll deductions, to assist in retaining the services of current associates and securing and retaining the services of new associates, and to provide incentives for Busey associates to exert maximum efforts toward the Company’s success.
First Busey Corporation (BUSE) | 2024 — 107

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Because the ESPP provides opportunity for Busey associates to purchase Busey’s common stock at a 15% discount from the market price, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognized in salaries, wages, and employee benefits on the Consolidated Statements of Income.
See “Note 16. Stock-based Compensation” for further discussion.
Off-Balance Sheet Arrangements
In the normal course of business, to meet the financing needs of its customers, Busey is a party to credit-related financial instruments with off-balance-sheet risk, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. Busey’s exposure to credit loss is represented by the contractual amount of the commitments. Busey uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
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
Busey estimates expected credit losses for off-balance sheet arrangements over the contractual period during which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancellable for accounting purposes, Busey must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans. Busey incorporates a probability of funding and utilizes the ACL loss rates to calculate a reserve for off-balance-sheet credit exposure, which is carried on the Consolidated Balance Sheets in other liabilities rather than as a component of the ACL. The reserve for off-balance-sheet credit exposure is adjusted as a provision for off-balance-sheet credit exposure and is reported as a component of noninterest expense in the accompanying Consolidated Statements of Income. Liabilities recorded as reserves for Busey’s off-balance sheet credit exposure under these commitments totaled $6.0 million as of December 31, 2024, and $7.1 million as of December 31, 2023.
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
First Busey Corporation (BUSE) | 2024 — 108

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
Interest Rate Lock Commitments
Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities on the Consolidated Financial Statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to mortgage revenue during the period in which the changes occurred.
Forward Sales Commitments
Busey economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities on the Consolidated Financial Statements. While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, Busey did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to mortgage revenue during the period in which the changes occurred.
Risk Participation Agreements
Busey has entered into risk participation agreements to manage the credit risk of its derivative position. These agreements transfer credit risk related to an interest rate swap to another financial institution. Risk participation agreements that Busey has entered into are structured as follows:
First Busey Corporation (BUSE) | 2024 — 109

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Busey has a swap agreement with a customer. Busey (purchaser) entered into a risk participation agreement with a counterparty (seller), under which the counterparty receives a fee to accept a portion of the credit risk. If Busey’s customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse Busey for the counterparty's percentage of the positive fair value (from the purchaser’s perspective) of the customer swap as of the default date. If the customer swap has a negative fair value (from the purchaser’s perspective), the counterparty has no reimbursement requirements. If Busey’s customer defaults on the swap contract and the counterparty (seller) fulfills its payment obligations under the risk participation agreement, the counterparty (seller) is entitled to a pro rata share of Busey’s claim against the customer under the terms of the swap agreement.
•A counterparty has a swap agreement with a customer. Busey (seller) entered into a risk participation with a counterparty (purchaser), under which Busey receives a fee to accept a portion of the credit risk. If the counterparty’s customer defaults on the swap contract, Busey must reimburse the counterparty (purchaser) for Busey's percentage of the positive fair value (from the purchaser’s perspective) of the customer swap as of the default date. If the customer swap has a negative fair value (from the purchaser’s perspective), Busey has no reimbursement requirements. If the counterparty’s customer defaults on the swap contract and Busey (seller) fulfills its payment obligations under the risk participation agreement, Busey (seller) is entitled to a pro rata share of the counterparty’s claim against the customer under the terms of the swap agreement.
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
First Busey Corporation (BUSE) | 2024 — 110

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Disclosure
Operating segments are components of a business that (1) engage in business activities from which the component may earn revenues and incur expenses; (2) have operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (3) for which discrete financial information is available. Busey’s chief executive officer is its chief operating decision maker. Busey’s has three reportable segments: Banking, Wealth Management, and FirsTech. See “Note 23. Operating Segments and Related Information” for further discussion.
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
First Busey Corporation (BUSE) | 2024 — 111

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2024.
Impact of Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023‑07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” requiring enhanced disclosures related to significant segment expenses. This standard was adopted on a retrospective basis beginning with the annual reporting period ending December 31, 2024. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations, but resulted in enhanced disclosures.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-04 “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” to clarify when certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update may be applied on either a prospective or retrospective basis and will be effective for Busey for annual and interim reporting periods beginning January 1, 2026. Because Busey does not currently have any convertible debt, the Company does not expect adoption of this ASU to have any impact on its financial position or results of operations.
First Busey Corporation (BUSE) | 2024 — 112

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2024, the FASB issued ASU 2024-01 “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” to clarify that certain “profits interests” are within the scope of Topic 718 by amending the language and providing illustrative examples on how the scope guidance in paragraph 718-10-15-3 should be applied. This update is intended to improve clarity of the accounting standards codification, not to change the guidance. This update may be applied on a retrospective or prospective basis and will be effective for Busey for annual and interim reporting periods beginning January 1, 2025. Early adoption is permitted. Busey does not currently have any Profit Interest and Similar Awards, so does not expect adoption of this ASU to have any impact on its financial position and results of operations.
In December 2023, the FASB issued ASU 2023‑09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for Busey for annual reporting periods beginning with the fiscal year ending December 31, 2025. Busey does not expect adoption of this ASU to have a material impact on its financial position or results of operations.
In October 2023, the FASB issued ASU 2023‑06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” which aligns certain GAAP disclosure requirements with the SEC’s disclosure requirements, in order to better facilitate comparisons between entities that are subject to the SEC’s existing disclosures with entities that were not previously subject to the SEC’s requirements. Amendments in this update should be applied prospectively, and the effective date for Busey for each amendment in this ASU will be the date on which the SEC removes the related disclosure from Regulation S‑X or Regulation S‑K. Early adoption is prohibited. If the SEC has not removed the related disclosures from Regulation S‑X or Regulation S‑K by June 30, 2027, the pending content of this update will be removed from the ASC and will not become effective for any entity. Busey does not expect adoption of this ASU to have a material impact on its financial position or results of operations.
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10‑K were issued. Busey issued a Form 8‑K on February 21, 2025, regarding the departure of a named executive officer, and during the first quarter of 2025 expects to record related severance expenses according to Schedule 1 of the Separation Letter that was filed as Exhibit 10.1 to the Form 8‑K. Other than this, there were no significant subsequent events for the year ended December 31, 2024, through the filing date of these Consolidated Financial Statements.
NOTE 2. MERGERS AND ACQUISITIONS
CrossFirst Bankshares, Inc.
On August 26, 2024, First Busey Corporation and CrossFirst, a Kansas corporation, entered into a definitive agreement pursuant to which Busey will acquire CrossFirst and its wholly-owned subsidiary CrossFirst Bank, through a merger transaction. This partnership will create a premier commercial bank in the Midwest, Southwest, and Florida, with 77 full-service locations across 10 states—Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas—and approximately $20 billion in combined assets, $17 billion in total deposits, $14 billion in total loans, and $14 billion in wealth assets under care.
First Busey Corporation (BUSE) | 2024 — 113

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the merger agreement, CrossFirst stockholders will have the right to receive for each share of CrossFirst common stock 0.6675 of a share of Busey’s common stock with a cash payment in lieu of any fractional shares, and for each share of CrossFirst Series A Perpetual Preferred Stock one share of a newly created series of Busey preferred stock or, at the election of Busey, an amount of cash equal to the liquidation preference thereof, plus any unpaid dividends thereon through the effective time of the merger.
On December 20, 2024, Busey and CrossFirst stockholders voted to approve the merger. On January 16, 2025, Busey received regulatory approval from the Board of Governors of the Federal Reserve System for the merger. The transaction has also been approved by the Illinois Department of Financial and Professional Regulation and the Kansas Office of the State Bank Commissioner. Busey and CrossFirst intend to close the merger on March 1, 2025, subject to the satisfaction of the remaining customary closing conditions. It is anticipated that CrossFirst Bank will merge with and into Busey Bank in mid-2025. At the time of the bank merger, CrossFirst Bank locations will become banking centers of Busey Bank.
In connection with the CrossFirst merger, Busey incurred one-time pretax acquisition-related expenses of $3.9 million in 2024, which are reported as components of noninterest expense on the accompanying Consolidated Statements of Income. Of this amount, $3.1 million represents legal, professional, and consulting fees incurred to consummate the acquisition, with the remainder of the expenses comprised primarily of marketing, consulting, and travel expenses.
For further details on the merger, see the 8-K announcing the merger filed with the SEC on August 27, 2024.
Merchants and Manufacturers Bank Corporation
On April 1, 2024, Busey completed its acquisition of M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expanded Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
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
First Busey Corporation (BUSE) | 2024 — 114

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
Acquisition Accounting
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on April 1, 2024, the date of acquisition. Fair values, including initial accounting for deferred taxes, are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available. Fair value adjustments totaling $0.4 million were recorded during the year ended December 31, 2024, as additional information became available regarding unrecorded assets and liabilities. Busey does not expect any further adjustments will be necessary.
As the total consideration paid for M&M exceeded the estimated fair value of net assets acquired, goodwill of $15.8 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago metropolitan market, and was assigned to the Banking operating segment. None of the goodwill recognized in the M&M acquisition is expected to be tax deductible.
First Busey Corporation (BUSE) | 2024 — 115

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition Date Fair Values
Estimated acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were as follows (dollars in thousands):

April 1, 2024
Assets acquired
Cash and cash equivalents	$33,577
Securities	8,086
Portfolio loans, net of ACL	417,230
Premises and equipment	2,045
Right of use assets	253
Other intangible assets	6,346
Other assets	10,283
Total assets acquired	477,820

Liabilities assumed
Deposits	392,838
Short-term borrowings	35,932
Long-term debt	1,450
Subordinated notes, net of unamortized issuance costs	3,911
Junior subordinated debt owed to unconsolidated trusts	2,594
Lease liabilities	253
Other liabilities	7,089
Total liabilities assumed	444,067

Net assets acquired	$33,753

Consideration paid
Cash	$15,200
Common stock	34,375
Total consideration paid	$49,575

Goodwill	$15,822
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
First Busey Corporation (BUSE) | 2024 — 116

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma Results
The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2024 and 2023, as if the acquisition had occurred January 1, 2023. The pro forma results combine the historical results of M&M into Busey’s Consolidated Statements of Income, including the impact of purchase accounting adjustments such as loan discount accretion, intangible assets amortization, and deposit accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2023. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies, or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below (dollars in thousands):

	Years Ended December 31,
	2024	2023
Revenue (net interest income plus noninterest income)	$468,401	$466,973
Net income	115,530	130,483
Diluted earnings per common share	2.00	2.26
Other Acquisition Costs
In connection with the M&M acquisition, Busey incurred $3.0 million in pre-tax acquisition expenses during the year ended December 31, 2024, which are reported as components of noninterest expense on the accompanying Consolidated Statements of Income. Of this amount, $0.1 million represents legal, professional, and consulting fees incurred to consummate the acquisition, with the remainder of the expenses comprised primarily of salaries, wages and employee benefits; data processing; and other professional fees.
First Busey Corporation (BUSE) | 2024 — 117

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
The tables below provides the amortized cost, unrealized and unrecognized gains and losses, and fair values of debt securities, summarized by major category (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$1,408	$—	$(8)	$1,400
Obligations of states and political subdivisions[1]	156,534	31	(16,736)	139,829
Asset-backed securities[1]	336,379	181	(3)	336,557
Commercial mortgage-backed securities	107,305	—	(15,131)	92,174
Residential mortgage-backed securities	1,279,090	19	(191,899)	1,087,210
Corporate debt securities	159,236	363	(6,548)	153,051
Total debt securities available for sale	$2,039,952	$594	$(230,325)	$1,810,221

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$415,530	$—	$(77,242)	$338,288
Residential mortgage-backed securities	411,100	—	(74,335)	336,765
Total debt securities held to maturity	$826,630	$—	$(151,577)	$675,053
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.
First Busey Corporation (BUSE) | 2024 — 118

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
First Busey Corporation (BUSE) | 2024 — 119

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

	As of December 31, 2024
	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$91,497	$90,406
Due after one year through five years	110,271	104,914
Due after five years through ten years	518,414	495,024
Due after ten years	1,319,770	1,119,877
Debt securities available for sale	$2,039,952	$1,810,221

Debt securities held to maturity
Due in one year or less	$18,628	$18,327
Due after one year through five years	62,119	58,733
Due after five years through ten years	14,689	12,609
Due after ten years	731,194	585,384
Debt securities held to maturity	$826,630	$675,053
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Realized gains and losses on debt securities
Gross gains on debt securities	$1	$20	$115
Gross (losses) on debt securities	(7,034)	(5,523)	(89)
Realized net gains (losses) on debt securities[1]	$(7,033)	$(5,503)	$26
___________________________________________
1.Net gains (losses) on sales of securities reported on the Consolidated Statements of Income include the sale of equity securities, excluded in this table.
Debt securities with carrying amounts of $871.4 million on December 31, 2024, and $837.4 million on December 31, 2023, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
First Busey Corporation (BUSE) | 2024 — 120

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$1,328	$(8)	$1,328	$(8)
Obligations of states and political subdivisions	11,234	(209)	119,723	(16,527)	130,957	(16,736)
Asset-backed securities	14,997	(3)	—	—	14,997	(3)
Commercial mortgage-backed securities	6,238	(42)	85,936	(15,089)	92,174	(15,131)
Residential mortgage-backed securities	152,081	(640)	930,642	(191,259)	1,082,723	(191,899)
Corporate debt securities	598	(1)	143,966	(6,547)	144,564	(6,548)
Debt securities available for sale with gross unrealized losses	$185,148	$(895)	$1,281,595	$(229,430)	$1,466,743	$(230,325)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$338,288	$(77,242)	$338,288	$(77,242)
Residential mortgage-backed securities	336,765	(74,335)	336,765	(74,335)
Debt securities held to maturity with gross unrecognized losses	$675,053	$(151,577)	$675,053	$(151,577)
First Busey Corporation (BUSE) | 2024 — 121

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
First Busey Corporation (BUSE) | 2024 — 122

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below (dollars in thousands):

	As of December 31, 2024
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,466,743	$675,053	$2,141,796
Gross unrealized or unrecognized losses on debt securities	230,325	151,577	381,902
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	15.7%	22.5%	17.8%

Count of debt securities	677	55	732
Count of debt securities in an unrealized or unrecognized loss position	586	55	641

	As of December 31, 2023
	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,062,817	$730,397	$2,793,214
Gross unrealized or unrecognized losses on debt securities	247,245	142,231	389,476
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	12.0%	19.5%	13.9%

Count of debt securities	835	55	890
Count of debt securities in an unrealized or unrecognized loss position	779	55	834
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL was recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of December 31, 2024, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.
First Busey Corporation (BUSE) | 2024 — 123

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized into two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, CRE, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table (dollars in thousands):

	As of December 31,
	2024	2023
Commercial loans
C&I and other commercial	$1,904,515	$1,835,994
CRE	3,269,564	3,337,337
Real estate construction	378,209	461,717
Total commercial loans	5,552,288	5,635,048
Retail loans
Retail real estate	1,696,457	1,720,455
Retail other	448,342	295,531
Total retail loans	2,144,799	2,015,986

Total portfolio loans	7,697,087	7,651,034
ACL	(83,404)	(91,740)
Portfolio loans, net	$7,613,683	$7,559,294
Net deferred loan origination costs included in the balances above were $12.5 million as of December 31, 2024, compared to $13.5 million as of December 31, 2023. Net accretable purchase accounting adjustments included in the balances above reduced loans by $8.8 million as of December 31, 2024, and by $4.5 million as of December 31, 2023.
Busey elected to purchase $6.9 million of retail real estate loans during the year ended December 31, 2024, and did not purchase any retail real estate loans during the years ended December 31, 2023 or 2022.
Pledged Loans
The principal balance of loans Busey has pledged as collateral to the FHLB and Federal Reserve Bank for liquidity as set forth in the table below (dollars in thousands):

	As of December 31,
	2024	2023
Pledged loans
FHLB	$4,813,600	$4,865,481
Federal Reserve Bank	765,824	722,914
Total pledged loans	$5,579,424	$5,588,395
First Busey Corporation (BUSE) | 2024 — 124

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
First Busey Corporation (BUSE) | 2024 — 125

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of risk grades segregated by category of portfolio loans (dollars in thousands):

	As of December 31, 2024
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,545,338	$281,424	$36,152	$37,749	$3,852	$1,904,515
CRE	2,744,018	438,945	55,041	16,507	15,053	3,269,564
Real estate construction	345,908	26,833	221	5,224	23	378,209
Total commercial loans	4,635,264	747,202	91,414	59,480	18,928	5,552,288
Retail loans
Retail real estate	1,680,640	9,408	882	2,543	2,984	1,696,457
Retail other	448,166	—	—	—	176	448,342
Total retail loans	2,128,806	9,408	882	2,543	3,160	2,144,799
Total portfolio loans	$6,764,070	$756,610	$92,296	$62,023	$22,088	$7,697,087

	As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,462,755	$296,416	$46,488	$27,733	$2,602	$1,835,994
CRE	2,827,030	431,427	48,545	29,492	843	3,337,337
Real estate construction	448,011	8,135	—	5,327	244	461,717
Total commercial loans	4,737,796	735,978	95,033	62,552	3,689	5,635,048
Retail loans
Retail real estate	1,702,897	11,144	1,024	1,795	3,595	1,720,455
Retail other	295,374	—	—	—	157	295,531
Total retail loans	1,998,271	11,144	1,024	1,795	3,752	2,015,986
Total portfolio loans	$6,736,067	$747,122	$96,057	$64,347	$7,441	$7,651,034
Risk grades of portfolio loans and net charge-offs are presented in the tables below by loan class, further sorted by origination year (dollars in thousands):
First Busey Corporation (BUSE) | 2024 — 126

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and For The Year Ended December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior
C&I and other commercial
Pass	$320,831	$147,909	$163,870	$125,053	$74,146	$117,234	$596,295	$1,545,338
Watch	38,734	49,394	44,709	16,393	2,175	20,964	109,055	281,424
Special Mention	1,718	2,293	5,658	2,634	106	2,540	21,203	36,152
Substandard	15,186	6,545	788	591	320	2,424	11,895	37,749
Substandard non-accrual	65	141	464	—	42	852	2,288	3,852
Total C&I and other commercial	376,534	206,282	215,489	144,671	76,789	144,014	740,736	1,904,515
Gross charge-offs	$—	$14,980	$148	$22	$—	$303	$—	$15,453

CRE
Pass	291,503	354,591	755,266	645,994	356,867	314,340	25,457	2,744,018
Watch	115,078	132,900	60,611	62,408	28,320	38,733	895	438,945
Special Mention	39,252	643	8,020	1,395	4,165	1,517	49	55,041
Substandard	6,983	355	4,628	50	95	4,346	50	16,507
Substandard non-accrual	15,000	39	—	—	14	—	—	15,053
Total CRE	467,816	488,528	828,525	709,847	389,461	358,936	26,451	3,269,564
Gross charge-offs	—	—	—	2,999	—	315	—	3,314

Real estate construction
Pass	159,825	134,450	12,205	24,781	2,213	1,124	11,310	345,908
Watch	20,170	6,455	—	208	—	—	—	26,833
Special Mention	—	—	—	221	—	—	—	221
Substandard	5,224	—	—	—	—	—	—	5,224
Substandard non-accrual	—	—	—	23	—	—	—	23
Total real estate construction	185,219	140,905	12,205	25,233	2,213	1,124	11,310	378,209

Retail real estate
Pass	101,582	237,306	366,820	354,380	147,236	267,431	205,885	1,680,640
Watch	1,255	550	2,733	3,377	872	124	497	9,408
Special Mention	151	—	344	—	—	372	15	882
Substandard	—	243	1,018	503	—	776	3	2,543
Substandard non-accrual	—	—	344	91	152	1,526	871	2,984
Total retail real estate	102,988	238,099	371,259	358,351	148,260	270,229	207,271	1,696,457
Gross charge-offs	—	—	—	—	—	168	—	168

Retail other
Pass	4,996	55,665	57,944	12,207	2,304	589	314,461	448,166
Substandard non-accrual	—	94	67	4	—	11	—	176
Total retail other	4,996	55,759	58,011	12,211	2,304	600	314,461	448,342
Gross charge-offs	9	31	106	78	4	403	—	631

Total portfolio loans	$1,137,553	$1,129,573	$1,485,489	$1,250,313	$619,027	$774,903	$1,300,229	$7,697,087
Total gross charge-offs	$9	$15,011	$254	$3,099	$4	$1,189	$—	$19,566

First Busey Corporation (BUSE) | 2024 — 127

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and For The Year Ended December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior
C&I and other commercial
Pass	$306,578	$220,847	$159,130	$71,025	$35,927	$143,078	$526,170	$1,462,755
Watch	78,603	65,703	21,421	23,919	7,035	21,293	78,442	296,416
Special Mention	792	8,224	2,917	1,076	686	3,274	29,519	46,488
Substandard	8,715	765	942	426	3,734	1,859	11,292	27,733
Substandard non-accrual	166	—	117	84	128	407	1,700	2,602
Total C&I and other commercial	394,854	295,539	184,527	96,530	47,510	169,911	647,123	1,835,994
Gross charge-offs	$284	$—	$420	$—	$316	$1,409	$—	$2,429

CRE
Pass	395,644	824,506	720,052	399,195	271,078	199,662	16,893	2,827,030
Watch	166,795	47,070	92,848	34,010	68,196	19,396	3,112	431,427
Special Mention	14,313	10,507	12,446	4,968	3,297	3,014	—	48,545
Substandard	1,796	188	18,862	2,938	1,802	3,856	50	29,492
Substandard non-accrual	47	79	85	23	—	609	—	843
Total CRE	578,595	882,350	844,293	441,134	344,373	226,537	20,055	3,337,337
Gross charge-offs	—	—	—	—	—	953	—	953

Real estate construction
Pass	204,952	128,462	85,086	2,616	1,323	2,934	22,638	448,011
Watch	2,859	4,406	507	322	41	—	—	8,135
Substandard	5,327	—	—	—	—	—	—	5,327
Substandard non-accrual	—	—	—	—	—	244	—	244
Total real estate construction	213,138	132,868	85,593	2,938	1,364	3,178	22,638	461,717

Retail real estate
Pass	243,400	376,922	411,723	156,762	70,099	256,571	187,420	1,702,897
Watch	1,096	4,137	2,442	954	536	234	1,745	11,144
Special Mention	286	358	—	—	—	380	—	1,024
Substandard	69	72	292	49	80	997	236	1,795
Substandard non-accrual	—	528	121	267	100	1,960	619	3,595
Total retail real estate	244,851	382,017	414,578	158,032	70,815	260,142	190,020	1,720,455
Gross charge-offs	—	5	—	29	72	301	—	407

Retail other
Pass	88,885	92,931	23,019	6,701	4,597	854	78,387	295,374
Substandard non-accrual	—	93	62	—	—	2	—	157
Total retail other	88,885	93,024	23,081	6,701	4,597	856	78,387	295,531
Gross charge-offs	5	71	172	5	3	373	—	629

Total portfolio loans	$1,520,323	$1,785,798	$1,552,072	$705,335	$468,659	$660,624	$958,223	$7,651,034
Total gross charge-offs	$289	$76	$592	$34	$391	$3,036	$—	$4,418
First Busey Corporation (BUSE) | 2024 — 128

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due and Non-Accrual Loans
An analysis of the amortized cost basis of portfolio loans that are past due and still accruing, or on non-accrual status, is as follows (dollars in thousands):

	As of December 31, 2024
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$95	$—	$—	$3,852
CRE	42	2,759	—	15,053
Real estate construction	41	—	—	23
Past due and non-accrual commercial loans	178	2,759	—	18,928
Retail loans
Retail real estate	3,280	683	1,115	2,984
Retail other	1,094	130	34	176
Past due and non-accrual retail loans	4,374	813	1,149	3,160
Total past due and non-accrual loans	$4,552	$3,572	$1,149	$22,088

	As of December 31, 2023
	Loans past due, still accruing			Non-accrual Loans
	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$—	$214	$—	$2,602
CRE	752	—	—	843
Real estate construction	24	—	—	244
Past due and non-accrual commercial loans	776	214	—	3,689
Retail loans
Retail real estate	2,781	927	366	3,595
Retail other	886	195	9	157
Past due and non-accrual retail loans	3,667	1,122	375	3,752
Total past due and non-accrual loans	$4,443	$1,336	$375	$7,441
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.9 million, $1.1 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the year ended December 31, 2024, and totaled $0.4 million for each of the years ended December 31, 2023, and 2022.
First Busey Corporation (BUSE) | 2024 — 129

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

	Year Ended December 31, 2024
	Payment Deferral	% of Total Class of Financing Receivable[1]	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$325	—%	$26,175	1.4%
CRE	—	—%	18,147	0.6%
Real estate construction	—	—%	5,224	1.4%
Total of loans modified during the period[2]	$325	—%	$49,546	0.6%
___________________________________________
1.Modified loans represent an insignificant portion of C&I and other commercial loans, rounding to zero percent.
2.Modifications include one loan on non-accrual status, and the remaining loans were classified as substandard.

	Year Ended December 31, 2023
	Interest Rate Reduction[1]	% of Total Class of Financing Receivable[2]	Term Extension[3]	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$—	—%	$16,586	0.9%
CRE	872	—%	923	—%
Real estate construction	—	—%	5,327	1.2%
Total of loans modified during the period[4]	$872	—%	$22,836	0.3%
___________________________________________
1.For one loan, the default rate was removed once forbearance was entered.
2.Modified loans represent an insignificant portion of CRE loans, rounding to zero percent.
3.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
4.Modifications include one loan on non-accrual status, and the remaining loans were classified as substandard.
The following table summarizes the effects of loan modifications made during the periods indicated for borrowers experiencing financial difficulty:

	Years Ended December 31,
	2024	2023
	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Loan Modifications
C&I and other commercial	15.6 months	—%	18.1 months
CRE	3.8 months	2.50%	21.0 months
Real estate construction	6.0 months	—%	12.0 months
Weighted average modifications	10.3 months	2.50%	16.8 months
First Busey Corporation (BUSE) | 2024 — 130

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months (dollars in thousands):

	As of December 31, 2024
	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$26,500	$—	$—	$—
CRE	3,147	—	—	15,000
Real estate construction	5,224	—	—	—
Amortized cost of modified loans	$34,871	$—	$—	$15,000
The following table provides the amortized cost basis of loans that had a payment default during the periods indicated, after having been modified during the 12 months before default for borrowers experiencing financial difficulty (dollars in thousands). A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.

	Years Ended December 31,
	2024	2023
	Term Extension	Term Extension
Loans with Subsequent Defaults
C&I and other commercial	$—	$88
CRE	15,000	—
Amortized cost of modified loans with subsequent defaults	$15,000	$88
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. Busey had $19.3 million and $6.1 million of collateral dependent loans secured by real estate or business assets as of December 31, 2024, and December 31, 2023, respectively.
First Busey Corporation (BUSE) | 2024 — 131

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Evaluated Individually
Busey evaluates loans with disparate risk characteristics on an individual basis. The following tables provide details of loans evaluated individually, segregated by category and lending activity. The unpaid principal balance represents customer outstanding contractual principal balances excluding any partial charge-offs. Recorded investment represents the amortized cost of customer balances net of any partial charge-offs recognized on the loans. Average recorded investment is calculated using the most recent four quarters (dollars in thousands):

	As of December 31, 2024
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
C&I and other commercial	$7,127	$1,224	$2,456	$3,680	$1,840	$5,014
CRE	17,999	15,000	—	15,000	—	3,882
Commercial loans evaluated individually	25,126	16,224	2,456	18,680	1,840	8,896
Retail loans:
Retail real estate	1,152	1,128	—	1,128	—	276
Retail loans evaluated individually	1,152	1,128	—	1,128	—	276
Total loans evaluated individually	$26,278	$17,352	$2,456	$19,808	$1,840	$9,172

	As of December 31, 2023
	Unpaid Principal Balance	Recorded Investment				Average Recorded Investment
		With No Allowance	With Allowance	Total	Related Allowance
Loans evaluated individually
Commercial loans:
C&I and other commercial	$7,283	$585	$1,785	$2,370	$785	$5,244
CRE	2,600	610	85	695	85	3,865
Real estate construction	—	—	—	—	—	49
Commercial loans evaluated individually	9,883	1,195	1,870	3,065	870	9,158
Retail loans:
Retail real estate	213	61	25	86	25	790
Retail loans evaluated individually	213	61	25	86	25	790
Total loans evaluated individually	$10,096	$1,256	$1,895	$3,151	$895	$9,948
First Busey Corporation (BUSE) | 2024 — 132

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
The following table summarizes activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses in other lending activities (dollars in thousands):

	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL Balance, December 31, 2021	$23,855	$38,249	$5,102	$17,589	$3,092	$87,887
Provision for credit losses	497	892	1,142	219	1,873	4,623
Charged-off	(1,069)	(1,375)	(23)	(251)	(461)	(3,179)
Recoveries	577	533	236	636	295	2,277
ACL balance, December 31, 2022	23,860	38,299	6,457	18,193	4,799	91,608
Provision for credit losses	(727)	(2,455)	(1,465)	7,922	(876)	2,399
Charged-off	(2,429)	(953)	—	(407)	(629)	(4,418)
Recoveries	552	574	171	590	264	2,151
ACL balance, December 31, 2023	21,256	35,465	5,163	26,298	3,558	91,740
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for credit losses	14,455	(318)	(1,885)	(3,031)	(631)	8,590
Charged-off	(15,453)	(3,314)	—	(168)	(631)	(19,566)
Recoveries	507	146	67	516	161	1,397
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
__________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition, finalized April 1, 2024.
First Busey Corporation (BUSE) | 2024 — 133

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the ACL and amortized cost of portfolio loans by loan category and lending activity (dollars in thousands):

	As of December 31, 2024
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
C&I and other commercial	$1,900,835	$3,680	$1,904,515	$19,749	$1,840	$21,589
CRE	3,254,564	15,000	3,269,564	32,301	—	32,301
Real estate construction	378,209	—	378,209	3,345	—	3,345
Commercial loans and related ACL	5,533,608	18,680	5,552,288	55,395	1,840	57,235
Retail loans:
Retail real estate	1,695,329	1,128	1,696,457	23,711	—	23,711
Retail other	448,342	—	448,342	2,458	—	2,458
Retail loans and related ACL	2,143,671	1,128	2,144,799	26,169	—	26,169
Portfolio loans and related ACL	$7,677,279	$19,808	$7,697,087	$81,564	$1,840	$83,404

	As of December 31, 2023
	Portfolio Loans			ACL Attributed to Portfolio Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total
Portfolio loans and related ACL
Commercial loans:
C&I and other commercial	$1,833,624	$2,370	$1,835,994	$20,471	$785	$21,256
CRE	3,336,642	695	3,337,337	35,380	85	35,465
Real estate construction	461,717	—	461,717	5,163	—	5,163
Commercial loans and related ACL	5,631,983	3,065	5,635,048	61,014	870	61,884
Retail loans:
Retail real estate	1,720,369	86	1,720,455	26,273	25	26,298
Retail other	295,531	—	295,531	3,558	—	3,558
Retail loans and related ACL	2,015,900	86	2,015,986	29,831	25	29,856
Portfolio loans and related ACL	$7,647,883	$3,151	$7,651,034	$90,845	$895	$91,740
First Busey Corporation (BUSE) | 2024 — 134

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets. The following table summarizes the composition of Busey’s OREO and other repossessed asset balances as of the periods presented (dollars in thousands):

	As of December 31,
	2024	2023
OREO
Residential	$63	$125
OREO and other repossessed assets	$63	$125
The following table summarizes changes in the OREO and other repossessed assets balance (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
OREO and other repossessed assets at January 1	$125	$850	$4,416
Additions, transfers from loans	26	189	175
Sales	(84)	(770)	(2,565)
Cash payments collected	(4)	(44)	(565)
Impairment of OREO and other repossessed assets	—	(100)	(611)
OREO and other repossessed assets at December 31	$63	$125	$850
Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $0.4 million as of December 31, 2024, and $0.3 million as of December 31, 2023. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
Busey incurs operating expenses for, and may have income from, OREO and other repossessed assets. Upon sale, Busey may recognize a gain or loss on the sale of OREO and other repossessed assets. The table below summarizes the effect of these activities, included in other expense on Busey’s Consolidated Statements of Income (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Activity for OREO and other repossessed assets
Net gain (loss) on sales	$585	$(54)	$(665)
Operating income (expense), net	(17)	(67)	(248)
Activity for OREO and other repossessed assets	$568	$(121)	$(913)
First Busey Corporation (BUSE) | 2024 — 135

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows (dollars in thousands):

	As of December 31,
	2024	2023
Premises and equipment
Land and improvements	$42,565	$43,076
Buildings and improvements	130,185	128,322
Furniture and equipment	53,945	51,077
Premises and equipment, gross	226,695	222,475
Accumulated depreciation	107,875	99,881
Premises and equipment, net	$118,820	$122,594
Depreciation expense is presented in the table below for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Depreciation expense	$9,503	$9,488	$10,482
NOTE 7. LEASES
Busey as The Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease related balances Busey reported in its Consolidated Balance Sheets for the periods presented (dollars in thousands):

	As of December 31,
	2024	2023
Lease balances
Right of use assets	$10,608	$11,027
Lease liabilities	11,040	11,308

Lease terms
Year through which lease terms extend	2039	2037
Weighted average remaining lease term	7.55 years	8.39 years
Weighted average discount rate	3.77%	3.59%
First Busey Corporation (BUSE) | 2024 — 136

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents lease costs, which are included in net occupancy and equipment expense on the Consolidated Statements of Income (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Lease costs
Operating lease costs	$2,352	$2,395	$2,495
Variable lease costs	58	38	365
Short-term lease costs	83	50	22
Total lease cost	$2,493	$2,483	$2,882
Cash paid for amounts included in the measurement of lease liabilities was as follows (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash flows related to leases
Operating lease cash flows – Fixed payments	$2,194	$2,290	$3,080
Operating lease cash flows – Liability reduction	1,798	1,883	2,285
Right of use assets obtained during the period in exchange for operating lease liabilities[1]	1,579	231	6,206
___________________________________________
1.The year ended December 31, 2024, included $0.1 million right of use assets recognized in connection with the acquisition of M&M (see “Note 2. Mergers and Acquisitions”), and an additional $0.7 million recognized in connection with a lease amendment that was executed subsequent to the acquisition of M&M for a lease that was obtained in the acquisition.
Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, were as follows (dollars in thousands):

As of December 31, 2024
Rent commitments
2025	$2,082
2026	1,774
2027	1,558
2028	1,495
2029	1,505
Thereafter	4,376
Total undiscounted cash flows	12,790
Less: Amounts representing interest	1,750
Present value of net future minimum lease payments	$11,040
First Busey Corporation (BUSE) | 2024 — 137

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey as The Lessor
Busey leases office and parking spaces to outside parties. Revenues recorded in connection with these leases, reported in other income on Busey’s Consolidated Statements of Income, are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Rental income	$820	$724	$707
Noncancellable terms for these leases, all of which are operating leases, extend through 2030. Under the terms of these lease agreements, Busey is entitled to receive aggregate future minimum lease payments as shown in the table below (dollars in thousands):

As of December 31, 2024
Rents to be received
2025	$782
2026	603
2027	403
2028	290
2029	109
Thereafter	27
Total lease payments from operating leases	$2,214
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Busey’s goodwill is associated with its three operating segments, Banking, Wealth Management, and FirsTech. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its estimated fair value. Based on the impairment testing performed at December 31, 2024, there were no indicators of potential impairment.
During the year ended December 31, 2024, in connection with the acquisition of M&M, Busey recorded goodwill totaling $15.8 million and other intangible assets of $6.3 million, both in the Banking segment. Busey did not record any new goodwill or other intangible assets during the year ended December 31, 2023.
The carrying amount of goodwill by operating segment is as follows (dollars in thousands):

	As of December 31,
	2024	2023
Goodwill
Banking	$310,595	$294,773
Wealth Management	14,108	14,108
FirsTech	8,992	8,992
Total goodwill	$333,695	$317,873
Indefinite-lived intangible assets, such as goodwill, are not amortized. Goodwill is Busey's only indefinite-lived intangible asset.
First Busey Corporation (BUSE) | 2024 — 138

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
Core deposit and customer relationship intangible assets are amortized over the estimated period during which Busey expects to benefit from the assets. Intangible asset disclosures are as follows (dollars in thousands):

	As of December 31, 2024
	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$105,411	$33,138	$138,549
Accumulated amortization	78,831	27,438	106,269
Intangible assets, net	$26,580	$5,700	$32,280

	As of December 31, 2023
	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$99,065	$33,138	$132,203
Accumulated amortization	71,092	25,120	96,212
Intangible assets, net	$27,973	$8,018	$35,991
Amortization expense related to intangible assets, as reflected on Busey's Consolidated Statements of Income, is presented in the table below (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Amortization Expense
Core deposit intangible	$7,739	$7,616	$8,315
Customer relationship intangible	2,318	2,816	3,313
Amortization of intangible assets	$10,057	$10,432	$11,628
Future expense for the amortization of intangible assets, as estimated, is summarized in the table below (dollars in thousands):

	As of December 31, 2024
	Core deposit intangible	Customer relationship intangible	Total
Estimated amortization expense
2025	$6,895	$1,887	$8,782
2026	6,035	1,479	7,514
2027	5,200	1,091	6,291
2028	4,365	703	5,068
2029	1,719	360	2,079
Thereafter	2,366	180	2,546
Total estimated amortization expense	$26,580	$5,700	$32,280
First Busey Corporation (BUSE) | 2024 — 139

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEPOSITS
The composition of Busey’s deposits is as follows (dollars in thousands):

	As of December 31,
	2024	2023
Deposits
Noninterest-bearing demand deposits	$2,719,907	$2,834,655
Interest-bearing transaction deposits	2,423,237	2,717,139
Saving deposits and money market deposits	3,348,711	2,920,088
Time deposits	1,490,635	1,819,274
Total deposits	$9,982,490	$10,291,156
Additional information about Busey’s deposits follows (dollars in thousands):

	As of December 31,
	2024	2023
Brokered savings deposits and money market deposits	$6,002	$6,001
Brokered time deposits	7,088	285
Total time deposits with a minimum denomination of $100,000	860,193	1,072,189
Total time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	334,503	386,286
Scheduled maturities of time deposits are as follows (dollars in thousands):

As of December 31, 2024
Time deposits by schedule of maturities
2025	$1,427,748
2026	33,459
2027	14,964
2028	8,178
2029	5,838
Thereafter	448
Time deposits	$1,490,635
First Busey Corporation (BUSE) | 2024 — 140

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. BORROWINGS
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

	As of December 31,
	2024	2023
Securities sold under agreements to repurchase	$155,610	$187,396
Weighted average rate for securities sold under agreements to repurchase	2.63%	3.26%
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
During the first quarter of 2024, Busey paid the full $30.0 million balance remaining on the Term Loan, at which time the Term Loan carried interest at a rate of 7.13%. As of December 31, 2024, there was no balance outstanding on the revolving credit facility. The revolving credit facility incurs a non-usage fee based on any undrawn amounts.
Short-Term Borrowings
Busey’s short-term borrowings may include loans maturing within one year of the loan origination date, as well as the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows (dollars in thousands):

	As of December 31,
	2024	2023
Term Loan, current portion due within 12 months	$—	$12,000
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2024, Busey purchased federal funds to test operational availability to access funds if needed. Busey had no federal funds purchased as of December 31, 2024, or 2023.
First Busey Corporation (BUSE) | 2024 — 141

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows (dollars in thousands):

	As of December 31,
	2024	2023
Term Loan	$—	$18,000
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
Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Mergers and Acquisitions”), Busey acquired $4.0 million of 5.25% fixed-to-floating rate subordinated notes maturing December 4, 2030, which qualify as Tier 2 capital for regulatory purposes. Interest on the subordinated notes accrues at a rate equal to (1) 5.25% per annum from the original issue date to December 4, 2025, and (2) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps from December 4, 2025. The subordinated notes have an optional redemption, in whole or in part, on or after December 4, 2025. At December 31, 2024, there was $0.1 million of fair value discount outstanding, to be accreted through the earliest optional redemption date.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table (dollars in thousands):

	As of December 31,
	2024	2023
Unamortized debt issuance costs
Subordinated notes issued in 2020	$222	$735
Subordinated notes issued in 2022	1,004	1,383
Total unamortized debt issuance costs	$1,226	$2,118
First Busey Corporation (BUSE) | 2024 — 142

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS
Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes issued by Busey, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, Busey issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are instruments that qualify and are treated as Tier 1 regulatory capital. Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. Busey had $74.8 million and $72.0 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2024, and 2023, respectively, maturing in 2033 through 2036. In connection with its acquisitions of Pulaski Financial Corp. in 2016 and M&M in 2024, Busey has acquired similar statutory trusts and the fair value adjustment is being accreted over their weighted average remaining lives, with a balance of $2.9 million and $2.6 million remaining to be accreted as of December 31, 2024, and 2023, respectively.
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
For regulatory capital purposes, current banking regulations allow for the inclusion in Tier 1 Capital of qualifying trust preferred securities issued prior to May 19, 2010, by bank holding companies with less than $15.0 billion of assets, but do not allow for additional Tier 1 Capital to be raised through the future issuance of trust preferred securities. As of December 31, 2024, 100% of the trust preferred securities qualified as Tier 1 Capital; however, once Busey reaches $15.0 billion in assets, its trust preferred securities will no longer quality as Tier 1 Capital.
NOTE 12. REGULATORY CAPITAL
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of December 31, 2024 and 2023, all capital ratios of First Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2024, that would change this designation.
First Busey Corporation (BUSE) | 2024 — 143

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Current Expected Credit Loss Model
On August 26, 2020, the FDIC and other federal banking agencies adopted a final rule which provided banking organizations that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. Under this final rule, because Busey elected to use the deferral option, the regulatory capital impact of Busey’s transition adjustments recorded on January 1, 2020, arising from the adoption of CECL was deferred for two years. In addition, 25 percent of the ongoing impact of CECL on Busey’s ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, has been added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. On January 1, 2022, at the conclusion of the two-year period, the adjusted transition amounts began to be phased-in for regulatory capital purposes at a rate of 25 percent per year, with the phased-in amounts included in regulatory capital at the beginning of each year.
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to Busey and its subsidiary bank (dollars in thousands):

	As of December 31, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,237,301	14.10%	$394,840	4.50%	$570,325	6.50%
Busey Bank	$1,438,296	16.46%	$393,277	4.50%	$568,067	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,314,301	14.98%	$526,453	6.00%	$701,938	8.00%
Busey Bank	$1,438,296	16.46%	$524,369	6.00%	$699,159	8.00%

Total capital to risk weighted assets
First Busey	$1,625,943	18.53%	$701,938	8.00%	$877,422	10.00%
Busey Bank	$1,520,938	17.40%	$699,159	8.00%	$873,949	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,314,301	11.06%	$475,348	4.00%	N/A	N/A
Busey Bank	$1,438,296	12.14%	$473,878	4.00%	$592,347	5.00%
First Busey Corporation (BUSE) | 2024 — 144

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
Subsidiary Dividend Payments
First Busey Corporation’s ability to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank, such as Busey Bank, may not pay dividends in excess of its net profits. Busey Bank paid $100.0 million, $90.0 million, and $95.0 million in dividends to First Busey Corporation during the years ended December 31, 2024, 2023, and 2022, respectively.
First Busey Corporation (BUSE) | 2024 — 145

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. INCOME TAXES
Components of Busey’s income tax expense consist of the following (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Income tax expense
Current expense:
Federal	$26,696	$20,139	$20,815
State	11,533	14,120	13,883
Deferred expense:
Federal	1,561	(1,557)	(700)
State	(177)	(1,363)	(572)
Total income tax expense	$39,613	$31,339	$33,426
A reconciliation of federal and state income taxes at statutory rates to Busey’s income taxes included in the accompanying Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2024	2023	2022
Percent of pretax income
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax-exempt interest, net	(0.7)%	(1.0)%	(1.1)%
Stock incentive	—%	0.2%	0.1%
State income taxes, net	5.8%	6.5%	6.5%
Income on bank owned life insurance	(0.7)%	(0.6)%	(0.5)%
Tax credit investments	(3.1)%	(6.0)%	(5.6)%
Other, net	3.5%	0.3%	0.3%
Effective income tax rate	25.8%	20.4%	20.7%
First Busey Corporation (BUSE) | 2024 — 146

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred taxes, reported in other assets or other liabilities on Busey’s Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities (dollars in thousands):

	As of December 31,
	2024	2023
Deferred taxes
Deferred tax assets:
ACL	$23,685	$27,068
Unrealized loss on cash flow hedge	7,256	6,654
Unrealized losses on securities available for sale, net	61,479	70,423
Unrealized losses on securities held to maturity	8,068	10,156
Stock-based compensation	6,431	5,767
Purchase accounting adjustments	2,076	764
Accrued vacation	493	456
Lease liabilities	2,951	3,092
Employee costs	5,725	4,789
Unrealized loss on equity securities	—	75
Other	—	67
Total deferred tax assets	118,164	129,311

Deferred tax liabilities:
Basis in premises and equipment	(2,419)	(2,830)
Affordable housing partnerships and other investments	(8,011)	(8,341)
Purchase accounting adjustments	(1,022)	(1,133)
Mortgage servicing assets	(745)	(1,336)
Basis in core deposit, customer intangible assets, and asset purchase goodwill	(3,325)	(4,709)
Deferred loan origination costs	(3,317)	(3,691)
Right of use assets	(2,835)	(3,015)
Unrealized gain on equity securities	(172)	—
Other	(856)	(251)
Total deferred tax liabilities	(22,702)	(25,306)

Net deferred tax asset	$95,462	$104,005
Management believes that it is more likely than not that the net deferred tax asset included in the accompanying Consolidated Balance Sheets will be fully realized. Busey has determined that no valuation allowance is required for any deferred tax assets as of December 31, 2024, or 2023.
First Busey Corporation (BUSE) | 2024 — 147

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. TAX CREDIT AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets, and are summarized in the table below for the periods indicated (dollars in thousands):

		As of December 31,
	Location	2024	2023
Investments in unconsolidated entities
Funded investments	Other assets	$70,796	$68,516
Unfunded investments	Other assets	61,210	58,552
Investments in unconsolidated entities		$132,006	$127,068

Unfunded investment obligations	Other liabilities	$61,210	$58,552
Income tax credits and other benefits, along with investment amortization, are presented in the table below (dollars in thousands). Beginning in 2024, income tax credits and other tax benefits, net of investment amortization, were included as a component of Busey’s estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income.

Year Ended December 31, 2024
Income tax credits and other tax benefits	$20,734
Amortization of investments in tax-advantaged projects	18,494
NOTE 15. EMPLOYEE BENEFIT PLANS
401(k) Plan
Busey provides retirement benefits under its 401(k) Plan. All Busey associates who meet certain age requirements are eligible to participate in the 401(k) Plan. There is no waiting period for participation in the 401(k) Plan. The 401(k) Plan is funded primarily through participant contributions via payroll deductions, with two contribution options: (1) the traditional option allows plan participants to elect pre-tax contributions, and (2) the Roth option allows plan participants to elect after-tax contributions. Plan participants may elect to make traditional and/or Roth 401(k) contributions, up to the annual deferral and catch-up limits established by the Internal Revenue Service.
Busey supplements participant contributions by making safe harbor matching and discretionary profit-sharing contributions to the 401(k) Plan.
Safe Harbor Match
Busey makes safe harbor matching contributions to the 401(k) Plan equal to 100% of the first 3% of eligible participant compensation contributed to the plan and 50% of the next 2% of eligible participant compensation contributed to the plan. The rights of participants in safe harbor matching contributions vest immediately.
First Busey Corporation (BUSE) | 2024 — 148

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
401(k) Plan Expenses
Expenses related to Busey’s employee benefit plans, reported in salaries, wages, and employee benefits in the accompanying Consolidated Statements of Income, are summarized in the table below (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
401(k) Plan expenses
Safe harbor match expenses	$4,486	$3,745	$4,094
Profit-sharing expenses	3,370	3,031	2,960
Total 401(k) Plan expenses	$7,856	$6,776	$7,054
NOTE 16. STOCK-BASED COMPENSATION
Stock Options
Busey has outstanding stock options that were issued under the First Community 2016 Equity Incentive Plan and assumed from acquisitions. A summary of the status of, and changes in, Busey's stock option awards follows (dollars in thousands, except weighted-average exercise price):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Intrinsic Value
Outstanding at December 31, 2023	21,266	$23.53	2.88 years	$27
Exercised	(2,640)	23.53
Forfeited	(3,520)	23.53
Outstanding at December 31, 2024	15,106	23.53	1.87 years	1

Exercisable at December 31, 2024	15,106	23.53	1.87 years	1
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
First Busey Corporation (BUSE) | 2024 — 149

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey has granted RSU, PSU, and DSU awards under the terms of the 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock.
A description of RSU, PSU, and DSU awards granted in 2024 under the terms of the 2020 Equity Plan is provided below. A description of RSU, PSU, and DSU awards granted in 2023 and 2022 under the terms of the 2020 Equity Plan can be found in Busey’s Annual Reports for the years ended December 31, 2023, and 2022, respectively.
Busey issued 163,387 treasury shares in conjunction with the settlement of RSUs, PSUs, and DSUs in 2024. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option. There were 1,326,314 shares available for issuance under the 2020 Equity Plan as of December 31, 2024.
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
A summary of changes in Busey’s RSU awards for the year ended December 31, 2024, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	1,041,444	$22.05
Granted	202,043	23.35
Dividend equivalents earned	42,986	24.74
Vested	(187,446)	25.38
Forfeited	(32,255)	22.48
Nonvested at December 31, 2024	1,066,772	$21.80
First Busey Corporation (BUSE) | 2024 — 150

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PSU Awards
Busey grants PSU awards to members of management periodically throughout the year. PSU awards are stock-based awards for which vesting is conditional upon meeting established performance criteria for the applicable performance period and remaining employed through the end of such performance period. Each PSU is equivalent to one share of Busey’s common stock. The number of PSUs that ultimately vest will be determined based on the extent to which the established performance criteria are achieved. Busey’s PSUs are subject to accelerated service-based vesting conditions upon eligible retirement from Busey. After performance determination, dividend equivalents are compounded based upon the updated PSU balances at each dividend date during the performance period.
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted a target of 94,604 PSUs with a maximum award of 151,366 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a relative total stockholder return performance goal. The grant date fair value of the award, calculated using the Geometric Brownian Motion Model, was $2.0 million, which will be recognized in compensation expense over the performance period ending December 31, 2026.
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
A summary of changes in Busey’s PSU awards for the year ended December 31, 2024, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	341,700	$22.67
Granted	189,208	22.32
Dividend equivalents earned	4,264	22.95
Vested[2]	(147,397)	26.07
Forfeited	(15,733)	22.47
Nonvested at December 31, 2024	372,042	$21.15

Vested and outstanding at December 31, 2024[2]	143,133	$26.17
___________________________________________
1.Shares for PSU awards represent target shares at grant date.
2.PSUs granted in 2022 vested on December 31, 2024. Shares represent target amounts. Performance determinations were calculated and approved by Busey’s Compensation Committee on January 31, 2025, and settlement activity will take place in the first quarter of 2025.
DSU Awards
Busey grants DSU awards to its non-employee directors. DSU awards are stock-based awards with a deferred settlement date. Each DSU is equivalent to one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under the 2020 Equity Plan, DSUs are generally subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, DSUs will continue to earn dividend equivalents.
First Busey Corporation (BUSE) | 2024 — 151

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 20, 2024, under the terms of the 2020 Equity Plan, Busey granted 35,847 DSUs to non-employee directors. The grant date fair value of the award totaled $0.8 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.
A summary of changes in Busey’s DSU awards for the year ended December 31, 2024, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	43,026	$20.41
Granted	35,847	23.35
Dividend equivalents earned	8,213	24.79
Vested	(49,168)	21.04
Forfeited	(1,025)	20.44
Nonvested at December 31, 2024	36,893	$23.40

Vested and outstanding at December 31, 2024	184,941	$22.85
Employee Stock Purchase Plan
The First Busey Corporation ESPP was approved at Busey’s 2021 Annual Meeting of Stockholders. The purpose of the ESPP is to provide a means through which Busey employees may acquire a proprietary interest in the Company by purchasing shares of its common stock at a 15% discount through voluntary payroll deductions, to assist in retaining the services of current employees and securing and retaining the services of new employees, and to provide incentives for Busey employees to exert maximum efforts toward the Company’s success. Substantially all of Busey’s employees are eligible to participate, and all participating employees have equal rights and privileges under the terms of the ESPP. Further details can be found in Appendix A within Busey’s Definitive Proxy Statement filed with the SEC on April 8, 2021.
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 393,536 shares available for issuance under the ESPP as of December 31, 2024.
First Busey Corporation (BUSE) | 2024 — 152

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense
Busey did not record any stock option compensation expense for the years ended December 31, 2024, 2023, or 2022. Busey did not have any unrecognized stock option compensation expense as of December 31, 2024.
Busey recognized compensation expense related to non-vested RSU, PSU, and DSU awards, as well as the ESPP, as summarized in the table below (dollars in thousands):

		Years Ended December 31,
	Location	2024	2023	2022
Stock-based compensation expense
RSU awards	Salaries, wages, and employee benefits	$3,823	$2,622	$4,648
PSU awards[1]	Salaries, wages, and employee benefits	2,867	2,962	3,240
DSU awards	Other expense	826	833	876
ESPP	Salaries, wages, and employee benefits	210	178	204
Total stock-based compensation expense		$7,726	$6,595	$8,968
___________________________________________
1.Expense for PSU awards with a relative total stockholder return performance goal represents amounts based on target shares at the grant date. Expense for PSU awards with return on average tangible common equity and compounded annual revenue growth rate performance goals represents amounts based on target shares at the grant date, adjusted for performance expectations as of the date indicated.
Unamortized stock-based compensation expense is presented in the table below (dollars in thousands):

	As of December 31,
	2024	2023
Unamortized stock-based compensation
RSU awards	$7,093	$6,842
PSU awards[1]	3,043	3,607
DSU awards	181	190
Total unamortized stock-based compensation	$10,317	$10,639

Weighted average period over which expense is to be recognized	2.5 years	2.4 years
___________________________________________
1.Unamortized expense for PSU awards with a relative total stockholder return performance goal represents amounts based on target shares at grant date. Unamortized expense for PSU awards with return on average tangible common equity and compounded annual revenue growth rate performance goals represents amounts based on target shares at grant date, adjusted for performance expectations as of the date indicated.
First Busey Corporation (BUSE) | 2024 — 153

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. TRANSACTIONS WITH RELATED PARTIES
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
The following table presents changes in loans to related parties, as a group (dollars in thousands):

As of and for the Year Ended December 31, 2024
Balance of loans to related parties, December 31, 2023	$77,649
Change in relationship	1,435
New loans/advances	178,924
Repayments	(159,997)
Balance of loans to related parties, December 31, 2024	$98,011

Unused commitments to directors and executive officers	$26,383
Loans to related parties did not include significant amounts that were past due, non-accrual, or modified.
NOTE 18. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows (dollars in thousands):

	As of December 31,
	2024	2023
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,512,714	$2,132,500
Standby letters of credit	35,464	43,996
Total commitments	$2,548,178	$2,176,496
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
First Busey Corporation (BUSE) | 2024 — 154

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Franchise Tax Matter
In 2021, Busey received an inquiry from the Illinois Secretary Of State, pursuant to which the Illinois Secretary Of State asked for additional information regarding certain of Busey’s franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. Busey has been cooperating with the inquiry and has delivered additional BCA forms requested by the Illinois Secretary Of State, with a full reservation of rights by Busey, including seeking judicial relief, if necessary, with respect to any potential dispute regarding Busey’s preparation of the BCA forms and the calculation of the franchise taxes due. Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, as is the case with this matter, no accrual is required. It is reasonably possible that this matter could require Busey to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2024. If the likelihood of potential liabilities elevates, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows (dollars in thousands):

	As of December 31,
	2024	2023
Cash pledged to secure obligations under derivative contracts	$21,900	$34,210
Collateral held to secure obligations under derivative contracts	20,260	19,280
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
First Busey Corporation (BUSE) | 2024 — 155

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $500.0 million as of December 31, 2024, and $350.0 million as of December 31, 2023, were designated as cash flow hedges. Busey entered into a $300.0 million receive fixed pay floating interest rate swap to reduce Busey's asset sensitivity (“Prime Loan Swap”). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, in 2024 Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $200.0 million to reduce Busey’s asset sensitivity (“SOFR Loan Swaps”). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. During 2024 an interest rate swap to hedge the risks of variability in cash flows for future interest payments attributable to changes in the 3-month CME Term SOFR benchmark interest rate on Busey’s junior subordinated debt owed to unconsolidated trusts (“Debt Swap”) matured. Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

		As of December 31,
	Location	2024	2023
Debt Swap
Notional amount		$—	$50,000
Weighted average rate: pay-fixed		—	1.79%
Weighted average variable 3-month Fallback Rate (SOFR) receive rates		—	5.61%
Weighted average maturity		—	0.71 years

Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		7.62%	8.50%
Weighted average maturity		4.10 years	5.10 years

SOFR Loan Swaps
Notional amount		$200,000	$—
Weighted average rate: receive-fixed		3.78%	—
Weighted average maturity		4.76 years	—

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$—	$1,293
Gross aggregate fair value of swap liabilities	Other liabilities	$27,770	$25,411

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(19,805)	$(16,694)
First Busey Corporation (BUSE) | 2024 — 156

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table, during the next 12 months (dollars in thousands). Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2024.

As of December 31, 2024
Unrealized losses expected to be reclassified from OCI to interest income	$(725)
Interest income (expense) recorded on swap transactions was as follows for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(10,669)	$(10,326)	$(553)
(Increase) decrease in interest expense on swap transactions	1,378	1,757	(30)
Net increase (decrease) in net interest income on swap transactions	$(9,291)	$(8,569)	$(583)
The following table reflects the net gains (losses) recorded in AOCI and the Consolidated Statements of Comprehensive Income relating to cash flow derivative instruments for the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(10,790)	$(1,835)	$(20,717)
(Gain) loss reclassified from OCI to interest income, net of tax	8,818	7,382	395
(Gain) loss reclassified from OCI to interest expense, net of tax	(1,139)	(1,256)	22
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(3,111)	$4,291	$(20,300)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts supported variable rate, commercial loan relationships totaling $719.2 million and $663.1 million as of December 31, 2024 and 2023, respectively. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
First Busey Corporation (BUSE) | 2024 — 157

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts and fair values of derivative assets and liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of December 31, 2024		As of December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$156,539	$1,465	$177,883	$2,375
Interest rate swaps: receive-floating, pay-fixed	Other assets	562,697	28,854	485,253	26,289
Derivative assets not designated as hedging instruments		$719,236	$30,319	$663,136	$28,664

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$562,697	$28,854	$485,253	$26,289
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	156,539	1,465	177,883	2,375
Derivative liabilities not designated as hedging instruments		$719,236	$30,319	$663,136	$28,664
Changes in fair value of these derivative assets and liabilities were recorded in noninterest expense on the Consolidated Statements of Income and are summarized as follows (dollars in thousands):

		Years Ended December 31,
	Location	2024	2023	2022
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$1,726	$(11,525)	$19,308
Receive-floating, pay-fixed	Noninterest expense	(1,726)	11,525	(19,308)
Net change in fair value of interest rate swaps		$—	$—	$—
First Busey Corporation (BUSE) | 2024 — 158

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
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between August 2026 and January 2029, and are summarized as follows (dollars in thousands):

	As of December 31,
	2024	2023
Risk participation agreements purchased
Number of risk participation agreements	5	3
Notional amount	$40,092	$34,251
Fair value	5	15

Risk participation agreements sold
Number of risk participation agreements	—	1
Notional amount	$—	$20,001
Fair value	—	—
Mortgage Banking Derivatives
Interest Rate Lock Commitments
Interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities on the Consolidated Balance Sheets, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Forward Sales Commitments
Busey economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815 “Derivatives and Hedging” are carried at their fair values in other assets or other liabilities on the Consolidated Balance Sheets. While such forward sales commitments generally served as an economic hedge to mortgage loans held for sale and interest rate lock commitments, Busey did not designate them for hedge accounting treatment. Changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
First Busey Corporation (BUSE) | 2024 — 159

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets are summarized as follows (dollars in thousands):

		As of December 31, 2024		As of December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$2,430	$28	$3,477	$25
Forward sales commitments	Other assets	3,457	21	1,761	11
Mortgage banking derivative assets		$5,887	$49	$5,238	$36

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$436	$4	$1,615	$10
Forward sales commitments	Other liabilities	1,955	6	5,216	47
Mortgage banking derivative liabilities		$2,391	$10	$6,831	$57
Net gains (losses) relating to these derivative instruments are summarized as follows (dollars in thousands):

		Years Ended December 31,
	Location	2024	2023	2022
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Mortgage revenue	$585	$—	$15
Gains (losses) on forward sales commitments	Mortgage revenue	(147)	2	(38)
Net gains (losses) on mortgage banking derivatives		$438	$2	$(23)
Gains or losses are recognized on these mortgage banking derivative instruments in earnings; however, because loans held for sale are carried at LOCOM, any corresponding increase in the fair value of loans held for sale will not be recognized in earnings until the loans are sold, at which time the increase is factored into the calculated gain on sale. Decreases in the market value of loans held for sale is recognized in earnings at each measurement period.
First Busey Corporation (BUSE) | 2024 — 160

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
First Busey Corporation (BUSE) | 2024 — 161

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
Fair values of derivative assets and liabilities are estimated based on prices that are obtained from a third-party which uses observable market inputs and, with the exception of risk participation agreements, are classified as Level 2. For purposes of potential valuation adjustments to Busey’s derivative positions, Busey evaluates the credit risk of its counterparties as well as its own credit risk. Accordingly, Busey has considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. Busey reviews counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure. No changes in counterparty credit were identified.
Due to the significance of unobservable inputs, derivative assets related to risk participation agreements are classified as Level 3.
First Busey Corporation (BUSE) | 2024 — 162

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to estimate fair value (dollars in thousands):

	As of December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$1,400	$—	$1,400
Obligations of states and political subdivisions	—	139,829	—	139,829
Asset-backed securities	—	336,557	—	336,557
Commercial mortgage-backed securities	—	92,174	—	92,174
Residential mortgage-backed securities	—	1,087,210	—	1,087,210
Corporate debt securities	—	153,051	—	153,051
Equity securities	5,567	10,295	—	15,862
Derivative assets	—	30,368	5	30,373
Derivative liabilities	—	58,099	—	58,099

	As of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
U.S. Treasury securities	$—	$15,946	$—	$15,946
Obligations of U.S. government corporations and agencies	—	5,832	—	5,832
Obligations of states and political subdivisions	—	172,845	—	172,845
Asset-backed securities	—	468,223	—	468,223
Commercial mortgage-backed securities	—	103,509	—	103,509
Residential mortgage-backed securities	—	1,111,312	—	1,111,312
Corporate debt securities	—	209,904	—	209,904
Equity securities	448	9,364	—	9,812
Derivative assets	—	29,993	15	30,008
Derivative liabilities	—	54,132	—	54,132
First Busey Corporation (BUSE) | 2024 — 163

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the tables below (dollars in thousands):

		Years Ended December 31,
	Location	2024	2023
Beginning Balance		$15	$5
Gains (losses) recognized in earnings	Other expense	(26)	(60)
Purchases		16	70
Ending Balance		$5	$15
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
Bank Property Held for Sale
Bank property held for sale represents certain banking center office buildings which Busey has closed and consolidated with other existing banking centers. Bank property held for sale is measured at the lower of amortized cost or estimated fair value less estimated costs to sell, and is included in premises and equipment, net on the Consolidated Balance Sheets. Fair values were based upon discounted appraisals or real estate listing prices. Due to the significance of unobservable inputs, fair values of all bank property held for sale have been classified as Level 3.
The following tables summarize assets and liabilities measured at estimated fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	As of December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$616	$616
Bank property held for sale with impairment	—	—	2,841	2,841
First Busey Corporation (BUSE) | 2024 — 164

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
The following table presents additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs (dollars in thousands):

	As of December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$616	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-74.9)%
Bank property held for sale with impairment	2,841	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-51.8)%

	As of December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$1,000	Appraisal of collateral	Appraisal adjustments	-41.2% to -100.0% (-47.2)%
Bank property held for sale with impairment	4,286	Appraisal of collateral or real estate listing price	Appraisal adjustments	-6.2% to -64.9% (-38.4)%
First Busey Corporation (BUSE) | 2024 — 165

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets were estimated as follows, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value (dollars in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$697,659	$697,659	$719,581	$719,581
Level 2 inputs:
Debt securities held to maturity	826,630	675,053	872,628	730,397
Loans held for sale	3,657	3,726	2,379	2,401
Restricted bank stock	49,930	49,930	6,000	6,000
Accrued interest receivable	45,141	45,141	45,288	45,288
Level 3 inputs:
Portfolio loans, net	7,613,683	7,426,158	7,559,294	7,276,905
Mortgage servicing rights	1,304	5,627	3,289	18,079
Other servicing rights	1,482	1,591	1,597	2,062

Financial liabilities
Level 2 inputs:
Time deposits	$1,490,635	$1,481,591	$1,819,274	$1,804,905
Securities sold under agreements to repurchase	155,610	155,610	187,396	187,396
Short-term borrowings	—	—	12,000	12,034
Long-term debt	—	—	18,000	18,020
Junior subordinated debt owed to unconsolidated trusts	74,815	67,314	71,993	57,153
Accrued interest payable	21,129	21,129	28,418	28,418
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	227,723	219,043	222,882	200,000
First Busey Corporation (BUSE) | 2024 — 166

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
Earnings per common share have been computed as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Net income	$113,691	$122,565	$128,311

Weighted average number of common shares outstanding, basic	56,610,032	55,432,322	55,387,073
Dilutive effect of common stock equivalents:
Options	753	—	1,632
Warrants	—	324	1,753
RSU awards	662,341	647,217	665,998
PSU awards	243,166	151,190	58,206
DSU awards	19,956	18,154	15,532
ESPP	6,753	6,941	6,970
Weighted average number of common shares outstanding, diluted	57,543,001	56,256,148	56,137,164

Basic earnings per common share	$2.01	$2.21	$2.32
Diluted earnings per common share	1.98	2.18	2.29
Average shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Anti-dilutive common stock equivalents
Options	9,588	21,981	7,792
RSU awards	3,216	39,445	38,912
PSU awards	140,937	106,955	189,000
Total anti-dilutive common stock equivalents	153,741	168,381	235,704
First Busey Corporation (BUSE) | 2024 — 167

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes changes AOCI by component, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2021	$(23,073)	$—	$(685)	$(23,758)
Unrealized holding gains (losses), net	(199,302)	—	(20,717)	(220,019)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	(34,644)	—	(34,644)
Amounts reclassified from AOCI, net	(19)	—	417	398
Amortization of unrecognized losses on securities transferred to held to maturity	—	4,745	—	4,745
Balance, December 31, 2022	(222,394)	(29,899)	(20,985)	(273,278)
Unrealized holding gains (losses), net	41,824	—	(1,835)	39,989
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	—
Amounts reclassified from AOCI, net	3,934	—	6,126	10,060
Amortization of unrecognized losses on securities transferred to held to maturity	—	4,426	—	4,426
Balance, December 31, 2023	(176,636)	(25,473)	(16,694)	(218,803)
Unrealized holding gains (losses), net	6,509	—	(10,790)	(4,281)
Unrecognized losses on debt securities transferred to held to maturity from available for sale	—	—	—	—
Amounts reclassified from AOCI, net	4,447	—	7,679	12,126
Amortization of unrecognized losses on securities transferred to held to maturity	—	3,919	—	3,919
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
First Busey Corporation (BUSE) | 2024 — 168

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23. OPERATING SEGMENTS AND RELATED INFORMATION
Busey’s reportable segments are determined by its chief executive officer, Van A. Dukeman, who is the designated chief operating decision maker. Busey is organized into three reportable operating segments: Banking, Wealth Management, and FirsTech. These operating segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies.
To evaluate segment performance and make informed decisions regarding the allocation of capital and personnel to the segments, the chief operating decision maker reviews each segment’s actual revenues, consisting of net interest income plus noninterest income, and net income against budgeted revenues and net income on a monthly basis. This process enables the Company to (1) determine the cost and availability of funds within each business segment, (2) assess the profitability of a specific business segment by aligning relevant costs with revenues, and (3) evaluate each business segment in a way that reflects its economic impact on consolidated earnings.
Banking
The Banking operating segment provides a full range of banking services to individual and corporate customers through First Busey Corporation’s wholly-owned bank subsidiary, Busey Bank, with 62 banking centers in Illinois; the St. Louis, Missouri, metropolitan area; southwest Florida; and Indianapolis, Indiana.
Banking services offered to individual customers include customary types of demand and savings deposits, money transfers, safe deposit services, individual retirement accounts and other fiduciary services, automated teller machines, and technology-based networks, as well as a variety of loan products including residential real estate, home equity lines of credit, and consumer loans. Banking services offered to corporate customers include commercial, CRE, real estate construction, and agricultural loans, as well as commercial depository services such as cash management.
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
First Busey Corporation (BUSE) | 2024 — 169

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FirsTech
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
Segment Financial Information
The accounting policies of Busey’s operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies.” Busey accounts for intersegment revenue and transfers at current market prices.
Goodwill and total assets are detailed below by operating segment. The “other” category included in the tables below consists of the parent company, First Busey Risk Management until its dissolution on December 18, 2023, and the elimination of intercompany transactions (dollars in thousands):

	As of December 31, 2024
	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$310,595	$14,108	$8,992	$—	$333,695
Total assets	11,856,651	126,180	57,737	6,154	12,046,722

	As of December 31, 2023
	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$294,773	$14,108	$8,992	$—	$317,873
Total assets	12,125,298	103,147	51,600	3,370	12,283,415
First Busey Corporation (BUSE) | 2024 — 170

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below (dollars in thousands):

	Year Ended December 31, 2024
	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$523,648	$—	$—	$33	$523,681
Intersegment interest income	324	—	48	(372)	—
Interest expense	183,126	—	—	17,944	201,070
Intersegment interest expense	2,664	—	—	(2,664)	—
Net interest income	338,182	—	48	(15,619)	322,611
Provision for credit losses	8,590	—	—	—	8,590
Net interest income after provision for credit losses	329,592	—	48	(15,619)	314,021

Noninterest income
Wealth management fees	—	63,630	—	—	63,630
Fees for customer services	30,933	—	—	—	30,933
Payment technology solutions	—	—	21,983	—	21,983
All other noninterest income	20,871	1,323	—	942	23,136
Intersegment noninterest income	1,402	—	1,071	(2,473)	—
Noninterest income	53,206	64,953	23,054	(1,531)	139,682

Revenue	391,388	64,953	23,102	(17,150)	462,293

Noninterest expense
Salaries, wages, and employee benefits	117,730	26,631	10,130	21,128	175,619
Data processing	20,631	2,263	3,692	538	27,124
Amortization of intangible assets	8,916	1,141	—	—	10,057
Interchange expense	—	—	6,001	—	6,001
All other noninterest expense	66,433	2,836	2,736	9,593	81,598
Intersegment noninterest expense	11,457	3,096	1,443	(15,996)	—
Noninterest expense	225,167	35,967	24,002	15,263	300,399

Income (loss) before income taxes	157,631	28,986	(900)	(32,413)	153,304
Income taxes	40,365	6,956	(230)	(7,478)	39,613
Net income	$117,266	$22,030	$(670)	$(24,935)	$113,691
First Busey Corporation (BUSE) | 2024 — 171

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$480,438	$—	$—	$105	$480,543
Intersegment interest income	—	—	54	(54)	—
Interest expense	140,917	—	—	19,005	159,922
Intersegment interest expense	3,006	—	—	(3,006)	—
Net interest income	336,515	—	54	(15,948)	320,621
Provision for credit losses	2,399	—	—	—	2,399
Net interest income after provision for credit losses	334,116	—	54	(15,948)	318,222

Noninterest income
Wealth management fees	—	57,309	—	—	57,309
Fees for customer services	29,044	—	—	—	29,044
Payment technology solutions	—	—	21,192	—	21,192
All other noninterest income	15,337	514	—	(2,182)	13,669
Intersegment noninterest income	1,149	—	1,554	(2,703)	—
Noninterest income	45,530	57,823	22,746	(4,885)	121,214

Revenue	382,045	57,823	22,800	(20,833)	441,835

Noninterest expense
Salaries, wages, and employee benefits	111,834	24,474	8,522	17,767	162,597
Data processing	18,217	1,937	3,013	541	23,708
Amortization of intangible assets	8,963	1,469	—	—	10,432
Interchange expense	—	—	6,864	—	6,864
All other noninterest expense	71,259	2,503	2,154	6,015	81,931
Intersegment noninterest expense	13,178	2,698	1,100	(16,976)	—
Noninterest expense	223,451	33,081	21,653	7,347	285,532

Income (loss) before income taxes	156,195	24,742	1,147	(28,180)	153,904
Income taxes	32,342	5,938	317	(7,258)	31,339
Net income	$123,853	$18,804	$830	$(20,922)	$122,565
First Busey Corporation (BUSE) | 2024 — 172

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$360,126	$—	$—	$50	$360,176
Intersegment interest income	—	—	65	(65)	—
Interest expense	18,694		—	17,854	36,548
Intersegment interest expense	1,159	—	—	(1,159)	—
Net interest income	340,273	—	65	(16,710)	323,628
Provision for credit losses	4,623	—	—	—	4,623
Net interest income after provision for credit losses	335,650	—	65	(16,710)	319,005

Noninterest income
Wealth management fees	—	55,378	—	—	55,378
Fees for customer services	33,111	—	—	—	33,111
Payment technology solutions	—	—	20,067	—	20,067
All other noninterest income	19,890	16	(3)	(1,846)	18,057
Intersegment noninterest income	962	—	1,656	(2,618)	—
Noninterest income	53,963	55,394	21,720	(4,464)	126,613

Revenue	394,236	55,394	21,785	(21,174)	450,241

Noninterest expense
Salaries, wages, and employee benefits	107,159	22,993	7,899	20,965	159,016
Data processing	16,420	1,962	2,721	545	21,648
Amortization of intangible assets	9,831	1,797	—	—	11,628
Interchange expense	—	—	6,298	—	6,298
All other noninterest expense	73,544	2,593	2,415	6,739	85,291
Intersegment noninterest expense	15,042	2,200	1,286	(18,528)	—
Noninterest expense	221,996	31,545	20,619	9,721	283,881

Income (loss) before income taxes	167,617	23,849	1,166	(30,895)	161,737
Income taxes	36,021	5,306	319	(8,220)	33,426
Net income	$131,596	$18,543	$847	$(22,675)	$128,311
First Busey Corporation (BUSE) | 2024 — 173

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed financial data for First Busey Corporation is presented below.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$73,484	$100,098
Debt securities	—	987
Equity securities	10,295	9,364
Investments in subsidiaries:
Bank	1,584,264	1,478,118
Premises and equipment, net	11	7
Other assets	29,859	20,100
Total assets	$1,697,913	$1,608,674

Liabilities and stockholders' equity
Liabilities:
Short-term borrowings	$—	$12,000
Long-term debt	—	18,000
Subordinated notes, net of unamortized issuance costs	227,723	222,882
Junior subordinated debentures owed to unconsolidated trusts	74,815	71,993
Other liabilities	12,106	11,818
Total liabilities	314,644	336,693

Total stockholders' equity	1,383,269	1,271,981
Total liabilities and stockholders' equity	$1,697,913	$1,608,674
First Busey Corporation (BUSE) | 2024 — 174

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF INCOME
(dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating income
Dividends from subsidiaries:
Bank	$100,000	$90,000	$95,000
Non-bank	—	900	1,630
Income from dissolution of non-bank subsidiary	—	733	—
Interest income	2,325	2,956	1,094
Gains (losses) recognized on equity securities, net	931	(2,171)	(2,159)
Other income	14,641	14,130	15,195
Total operating income	117,897	106,548	110,760

Expense
Salaries, wages, and employee benefits	21,129	17,766	20,964
Interest expense	17,944	19,005	17,854
Operating expense	11,238	8,009	7,294
Total expense	50,311	44,780	46,112

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	67,586	61,768	64,648
Income tax benefit	7,480	7,310	8,286
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	75,066	69,078	72,934

Equity in undistributed (in excess of) net income of subsidiaries
Bank	38,625	53,487	55,986
Non-bank	—	—	(609)
Net income	$113,691	$122,565	$128,311
First Busey Corporation (BUSE) | 2024 — 175

Table of Contents    Contents of Item 8. Financial Statements & Supplementary Data

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities
Net income	$113,691	$122,565	$128,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,163	1,038	1,423
Distributions more (less) than net income of subsidiaries	(38,625)	(53,487)	(55,377)
(Gains) losses recognized on equity securities, net	(931)	2,171	2,159
Stock-based compensation	7,726	6,595	8,968
(Increase) decrease in other assets	(8,848)	6,253	(17,754)
Increase (decrease) in other liabilities	365	(7,687)	21,233
Net cash provided by (used in) operating activities	74,541	77,448	88,963

Cash flows provided by (used in) investing activities
Sales (purchases) of equity securities, net	995	—	598
Net cash paid for acquisitions	(14,623)	—	—
Purchases of premises and equipment	(9)	—	(9)
Repayments of investments in subsidiaries	—	1,480	—
Net cash provided by (used in) investing activities	(13,637)	1,480	589

Cash flows provided by (used in) financing activities
Cash paid for withholding taxes on stock-based payments	(1,755)	(1,093)	(1,276)
Cash dividends paid	(54,169)	(53,076)	(50,863)
Repayments of borrowings	(31,450)	(12,000)	(112,000)
Proceeds from issuance of debt	—	—	98,094
Proceeds from the exercise of stock options and warrants	(3)	9	—
Purchase of treasury stock	—	(4,482)	(9,912)
Common stock issuance costs	(141)	—	—
Net cash provided (used in) by financing activities	(87,518)	(70,642)	(75,957)

Net increase (decrease) in cash and cash equivalents	(26,614)	8,286	13,595
Cash and cash equivalents, beginning of period	100,098	91,812	78,217

Cash and cash equivalents, ending of period	$73,484	$100,098	$91,812
First Busey Corporation (BUSE) | 2024 — 176

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of December 31, 2024, under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, Busey’s disclosure controls and procedures were effective in ensuring that the information Busey is required to disclose in the reports Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2024, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
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
As of December 31, 2024, management assessed the effectiveness of Busey’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the COSO in 2013. Based on this assessment, management determined that Busey maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
RSM US LLP, an independent registered public accounting firm that audited Busey’s Consolidated Financial Statements included in this Annual Report, has issued an audit opinion on the effectiveness of Busey’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of Busey’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
First Busey Corporation (BUSE) | 2024 — 177

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited First Busey Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and our report dated February 27, 2025 expressed an unqualified opinion.

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

First Busey Corporation (BUSE) | 2024 — 178

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

/s/ RSM US LLP

Champaign, Illinois
February 27, 2025
First Busey Corporation (BUSE) | 2024 — 179

ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any non-Rule 10b5‑1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS
The business experience of each of Busey’s executive officers for at least the past five years is set forth below.
Van A. Dukeman. Mr. Dukeman, age 66, has been serving as a Director and Chief Executive Officer of First Busey Corporation since August 2007, as Chairman the Board of Directors of First Busey Corporation since July 2020, and as President and Chief Executive Officer of Busey Bank since October 2023. Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer, and President of Main Street Trust, Inc. from May 1998 until its merger with Busey.
Scott A. Phillips. Mr. Phillips, age 46, has been serving as Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer of First Busey Corporation since February 2025. Mr. Phillips has served as Busey’s Principal Accounting Officer since March 2023 and previously served as Busey’s Corporate Controller from January 2019 to February 2025. Prior to that, Mr. Phillips was in the banking industry for nine years at BB&T Corporation (now Truist Financial) and Florida Community Bank after beginning his career at a Big 4 public accounting firm serving clients primarily in the financial services industry.
Monica L. Bowe. Ms. Bowe, age 51, has been serving as Chief Risk Officer of First Busey Corporation since January 2020. Prior to that, she served as Senior Director of Operational Risk Program Management at KeyBank, a subsidiary of KeyCorp headquartered in Cleveland, Ohio, since 2015.
John J. Powers. Mr. Powers, age 69, has been serving as General Counsel of First Busey Corporation since December 2011. Prior to that, he was a stockholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.
Amy L. Randolph. Mrs. Randolph, age 50, was appointed Chief Operating Officer of First Busey Corporation in October 2023. Prior to that appointment, she served as Chief of Staff from April 2017 to October 2023, Executive Vice President and Chief Brand Officer from March 2014 to April 2017, and Senior Vice President of Growth Strategies from February 2008 to March 2014.
DIRECTORS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year end under the captions “Proposal 1: Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Delinquent Section 16(a) Reports.”
First Busey Corporation (BUSE) | 2024 — 180

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” “CEO Pay Ratio,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK INCENTIVE PLANS
The following table discloses the number of outstanding options, warrants, and rights granted by Busey to participants in its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2024. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 16. Stock-based Compensation” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[3]
Equity compensation plans
Approved by stockholders[4]	1,818,887	$23.53	1,719,850
Not approved by stockholders	—	—	—
Total as of December 31, 2024	1,818,887	$23.53	1,719,850
___________________________________________
1.Includes 1,066,772 shares issuable upon the vesting and settlement of outstanding RSU awards, 515,175 shares issuable upon the vesting and settlement of outstanding PSU awards, 221,834 shares issuable upon the vesting and settlement of outstanding DSU awards, and 15,106 shares issuable upon the exercise of outstanding stock option awards. The stock option awards were assumed in connection with the acquisition of First Community.
2.The weighted average exercise price only relates to stock options and does not relate to RSU, PSU, DSU awards, each of which does not have an exercise price, or awards under the ESPP.
3.Shares remain available for future issuance under the 2020 Equity Plan and the ESPP in the amounts of 1,326,314 and 393,536, respectively. All of the shares that remain available for future issuance under the ESPP are eligible to be purchased during the current offering period.
4.Includes the 2020 Equity Plan, the 2010 Equity Incentive Plan, as amended, the First Community 2016 Equity Incentive Plan, and the ESPP.
Other information required by Item 12 is incorporated herein by reference to Busey’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the captions “Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related-Person Transactions.”
First Busey Corporation (BUSE) | 2024 — 181

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of Busey’s fiscal year-end under the caption “Audit and Related Fees.”
First Busey Corporation (BUSE) | 2024 — 182

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS
A list of exhibits to this Annual Report is set forth on the Exhibit Index beginning on page 184, and is incorporated into this Annual Report by reference.
Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 100 W. University Avenue, Champaign, Illinois 61820, or by visiting the SEC’s EDGAR database at sec.gov. Busey’s SEC file number is 0-15950.
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
ITEM 16. FORM 10-K SUMMARY
None.
First Busey Corporation (BUSE) | 2024 — 183

EXHIBIT INDEX

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated August 26, 2024, by and among First Busey Corporation and CrossFirst Bankshares, Inc.	BUSE (000-15950)	8-K	2.1	08/27/2024

3.1	Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (1) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (2) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (3) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (4) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015	BUSE (000-15950)	10-Q	3.1	11/06/2015

3.2	Certificate of Amendment to Articles of Incorporation, dated May 22, 2020	BUSE (333-238782)	S-8	4.2	05/29/2020

3.3	Second Amended and Restated By-Laws of First Busey Corporation	BUSE (000-15950)	8-K	3.1	12/07/2023

4.1
Certain instruments defining the rights of holders of long-term debt of Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of First Busey Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Description of the Company’s securities					X

10.1†	Employment Agreement by and between Main Street Trust, Inc., and Van A. Dukeman, dated December 26, 2001	MSTI (000-30031)	10-K	10.2	03/29/2002

First Busey Corporation (BUSE) | 2024 — 184

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.2†	Letter Agreement between Main Street Trust, Inc., and Van A. Dukeman, dated September 20, 2006	MSTI (000-30031)	8-K	99.2	09/21/2006

10.3†	Van A. Dukeman Addendum to Employment Agreement	BUSE (000-15950)	10-Q	10.1	05/13/2010

10.4†	Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008	BUSE (000-15950)	10-Q	10.1	05/08/2012

10.5†	First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (000-15950)	DEF 14A	Appendix C	04/17/2015

10.6†	First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.4	06/03/2016

10.7†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (000-15950)	10-K	10.38	02/28/2018

10.8†	Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.8	06/03/2016

10.9†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (000-15950)	10-Q	10.1	08/07/2018

10.10†	Jeffrey D. Jones Employment Agreement, dated July 26, 2019	BUSE (000-15950)	8-K	10.1	07/26/2019

10.11†	Amy L. Randolph Employment Agreement, dated December 5, 2019	BUSE (000-15950)	8-K	10.2	12/10/2019

10.12†	John J. Powers Employment Agreement, dated December 5, 2019	BUSE (000-15950)	8-K	10.3	12/10/2019

First Busey Corporation (BUSE) | 2024 — 185

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.13†	Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019	BUSE (000-15950)	8-K	10.4	12/10/2019

10.14†	First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (000-15950)	DEF 14A	Appendix A	04/14/2023

10.15†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (000-15950)	S-8	4.5	05/29/2020

10.16†	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (000-15950)	8-K	10.1	07/09/2020

10.17†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (000-15950)	10-Q	10.1	08/06/2020

10.18†	First Busey Corporation 2021 Employee Stock Purchase Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/08/2021

10.19	Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association	BUSE (000-15950)	8-K	10.34	06/02/2021

10.20†	First Busey Profit Sharing Plan and Trust (as amended and restated January 1, 2022)	BUSE (000-15950)	10-K	10.30	02/23/2023

10.21†	Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Van A. Dukeman	BUSE (000-15950)	8-K	2.1	08/27/2024

10.22†	Separation Agreement between First Busey Corporation and Jeffrey D. Jones, dated February 18, 2025	BUSE (000-15950)	8-K	10.1	02/21/2025

First Busey Corporation (BUSE) | 2024 — 186

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.23†	Amendment to the First Busey Corporation Profit Sharing Plan and Trust, effective September 27, 2024					X

10.24†	First Busey Corporation 2021 Employee Stock Purchase Plan First Amendment					X

19.1	First Busey Corporation Insider Trading Policy					X

21.1	List of Subsidiaries of First Busey Corporation					X

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

97.1	First Busey Corporation Clawback Policy	BUSE (000-15950)	10-K	97.1	02/23/2024

99.1	Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Michael J. Maddox	BUSE (000-15950)	8-K	2.1	08/27/2024
First Busey Corporation (BUSE) | 2024 — 187

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
1.BUSE is First Busey Corporation. MSTI is Main Street Trust, Inc. FCFP is First Community Financial Partners, Inc.
*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
†Management contract or compensatory plan.
First Busey Corporation (BUSE) | 2024 — 188

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2025.

FIRST BUSEY CORPORATION
(Registrant)

BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer)
First Busey Corporation (BUSE) | 2024 — 189

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 27, 2025.

Signature	Title

/s/ VAN A. DUKEMAN	Chairman and Chief Executive Officer
Van A. Dukeman	(Principal Executive Officer)

/s/ SCOTT A. PHILLIPS	Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Scott A. Phillips	(Principal Financial Officer, Principal Accounting Officer)

/s/ GREGORY B. LYKINS	Vice-Chairman
Gregory B. Lykins

/s/ SAMUEL P. BANKS	Director
Samuel P. Banks

/s/ GEORGE BARR	Director
George Barr

/s/ STANLEY J. BRADSHAW	Director
Stanley J. Bradshaw

/s/ MICHAEL D. CASSENS	Director
Michael D. Cassens

/s/ KAREN M. JENSEN	Director
Karen M. Jensen

/s/ FREDERIC L. KENNEY	Director
Frederic L. Kenney

/s/ STEPHEN V. KING	Director
Stephen V. King

/s/ CASSANDRA R. SANFORD	Director
Cassandra R. Sanford
First Busey Corporation (BUSE) | 2024 — 190