Form 10-Q
period 2025-03-31
FIRST BUSEY CORP /NV/
filed 2025-05-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-15950
FIRST BUSEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11440 Tomahawk Creek Parkway Leawood, Kansas	66211
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (217) 365-4544
100 West University Avenue, Champaign, Illinois 61820
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BUSE	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2025
Common Stock, $.001 par value	89,490,547

FIRST BUSEY CORPORATION
FORM 10-Q
March 31, 2025
First Busey Corporation (BUSE) | 2

GLOSSARY
Busey uses acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

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

bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “First Busey,” and the “Company”
C&I	Commercial and industrial
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CrossFirst	CrossFirst Bankshares, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
OREO	Other real estate owned
PCD	Purchased credit deteriorated
First Busey Corporation (BUSE) | 3

Term	Definition
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 4

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
First Busey Corporation (BUSE) | 5

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$190,658	$129,444
Interest-bearing deposits	1,009,634	568,215
Total cash and cash equivalents	1,200,292	697,659

Debt securities available for sale	2,273,874	1,810,221
Debt securities held to maturity	815,402	826,630
Equity securities	10,828	15,862
Loans held for sale	7,270	3,657
Portfolio loans (net of ACL of $195,210 at March 31, 2025, and $83,404 at December 31, 2024)	13,673,147	7,613,683
Restricted bank stock	53,518	49,930
Premises and equipment, net	182,003	118,820
Right of use assets	40,594	10,608
Goodwill	385,139	333,695
Other intangible assets, net	110,979	32,280
Cash surrender value of bank owned life insurance	256,432	185,087
Other assets	454,774	348,590
Total assets	$19,464,252	$12,046,722

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,693,070	$2,719,907
Interest-bearing	12,766,400	7,262,583
Total deposits	16,459,470	9,982,490

Securities sold under agreements to repurchase	137,340	155,610
Short-term borrowings	11,209	—
Long-term debt	78,542	—
Subordinated notes, net of unamortized issuance costs	227,967	227,723
Junior subordinated debt owed to unconsolidated trusts	77,117	74,815
Lease liabilities	41,111	11,040
Other liabilities	251,890	211,775
Total liabilities	17,284,646	10,663,453

Outstanding commitments and contingent liabilities (see Notes 5 and 11)

Stockholders’ equity
Common stock ($0.001 par value; 200,000,000 shares authorized at March 31, 2025, and 100,000,000 shares authorized at December 31, 2024)	93	60
Additional paid-in capital	2,167,275	1,360,530
Retained earnings	249,484	294,054
AOCI	(172,810)	(207,039)
Total stockholders’ equity before treasury stock	2,244,042	1,447,605
Treasury stock at cost	(64,436)	(64,336)
Total stockholders’ equity	2,179,606	1,383,269
Total liabilities and stockholders’ equity	$19,464,252	$12,046,722

Shares
Preferred shares issued and outstanding ($0.001 par value; 1,000,000 shares authorized)	7,750	—
Common shares:
Issued	92,694,541	59,546,273
Less: Treasury	2,686,363	2,650,292
Outstanding	90,008,178	56,895,981
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 6

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Interest income
Interest and fees on loans	$139,533	$99,325
Interest and dividends on investment securities:
Taxable interest income	18,297	19,597
Non-taxable interest income	642	340
Dividend income on bank stock	759	87
Other interest income	7,584	6,471
Total interest income	166,815	125,820

Interest expense
Deposits	57,312	43,968
Federal funds purchased and securities sold under agreements to repurchase	876	1,372
Short-term borrowings	67	232
Long-term debt	287	296
Subordinated notes	3,187	3,109
Junior subordinated debt owed to unconsolidated trusts	1,355	989
Total interest expense	63,084	49,966

Net interest income	103,731	75,854
Provision for credit losses	42,452	5,038
Net interest income after provision for credit losses	61,279	70,816

Noninterest income
Wealth management fees	17,364	15,549
Fees for customer services	8,128	7,056
Payment technology solutions	5,073	5,709
Mortgage revenue	329	746
Income on bank owned life insurance	1,446	1,419
Realized net gains (losses) on the sale of mortgage servicing rights	—	7,465
Realized net gains (losses) on securities	(15,537)	(6,802)
Unrealized net gains (losses) recognized on equity securities	(231)	427
Other noninterest income	4,651	3,344
Total noninterest income	21,223	34,913

Noninterest expense
Salaries, wages, and employee benefits	67,563	42,090
Data processing	9,575	6,550
Net occupancy expense of premises	5,799	4,720
Furniture and equipment expenses	1,744	1,813
Professional fees	9,511	2,253
Amortization of intangible assets	3,083	2,409
Interchange expense	1,343	1,611
FDIC insurance	2,167	1,400
Other noninterest expense	14,386	7,923
Total noninterest expense	115,171	70,769

Income (loss) before income taxes	(32,669)	34,960
Income taxes	(2,679)	8,735
Net income (loss)	$(29,990)	$26,225

Basic earnings (loss) per common share	$(0.44)	$0.47
Diluted earnings (loss) per common share	$(0.44)	$0.46
Dividends declared per share of common stock	$0.25	$0.24
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income (loss)	$(29,990)	$26,225
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	23,827	(7,947)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	15,537	6,802
Amortization of unrecognized losses on securities transferred to held to maturity	1,133	1,411
Tax effect	(12,414)	(75)
Net change in unrealized/unrecognized gains (losses) on debt securities	28,083	191
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	6,098	(7,318)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	2,060	2,313
Tax effect	(2,012)	1,427
Net change in unrealized gains (losses) on cash flow hedges	6,146	(3,578)
OCI	34,229	(3,387)
Total comprehensive income	$4,239	$22,838
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 8

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net income (loss)	—	—	—	—	—	(29,990)	—	—	(29,990)
OCI, net of tax	—	—	—	—	—	—	34,229	—	34,229
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Repurchase of stock	—	(220,000)	—	—	—	—	—	(4,836)	(4,836)
Issuance of treasury stock for ESPP	—	33,728	—	—	(249)	—	—	868	619
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	146,943	—	—	(4,665)	—	—	3,784	(881)
Net issuance of treasury stock for SSARs exercised and related tax	—	3,258	—	—	(113)	—	—	84	(29)
Cash dividends on common stock at $0.25 per share	—	—	—	—	—	(14,224)	—	—	(14,224)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	356	(356)	—	—	—
Stock-based compensation	—	—	—	—	3,394	—	—	—	3,394
Balance, March 31, 2025	7,750	90,008,178	$—	$93	$2,167,275	$249,484	$(172,810)	$(64,436)	$2,179,606

	Three Months Ended March 31, 2024
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2023	—	55,244,119	$—	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	—	—	26,225	—	—	26,225
OCI, net of tax	—	—	—	—	—	—	(3,387)	—	(3,387)
Issuance of treasury stock for ESPP	—	23,305	—	—	(124)	—	—	599	475
Net issuance of treasury stock for RSU/DSU vesting and related tax	—	32,584	—	—	(1,235)	—	—	839	(396)
Cash dividends on common stock at $0.24 per share	—	—	—	—	—	(13,259)	—	—	(13,259)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	360	(360)	—	—	—
Stock-based compensation	—	—	—	—	2,403	—	—	—	2,403
Balance, March 31, 2024	—	55,300,008	$—	$58	$1,324,999	$248,412	$(222,190)	$(68,628)	$1,282,651
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 9

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flows provided by (used in) operating activities
Net income (loss)	$(29,990)	$26,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	42,452	5,038
Amortization of intangible assets	3,083	2,409
Amortization of mortgage servicing rights	168	468
Depreciation and amortization of premises and equipment	2,649	2,378
Net amortization (accretion) on portfolio loans	(1,164)	1,629
Net amortization (accretion) of premium (discount) on investment securities	1,437	2,535
Net amortization (accretion) of premium (discount) on time deposits	(659)	(20)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	433	265
Impairment of fixed assets held for sale	188	48
Impairment of mortgage servicing rights	(2)	1
Unrealized (gains) losses recognized on equity securities, net	231	(427)
(Gain) loss on sales of debt securities, net	15,537	6,802
(Gain) loss on sales of mortgage servicing rights	—	(7,465)
(Gain) loss on sales of loans, net	(197)	(269)
(Gain) loss on sales of OREO and other repossessed assets	(16)	(540)
(Gain) loss on sales of premises and equipment	25	(10)
(Gain) loss on life insurance proceeds	(211)	(394)
(Increase) decrease in cash surrender value of bank owned life insurance	(1,235)	(1,025)
Provision for deferred income taxes	1,761	—
Stock-based compensation	3,394	2,403
Proceeds from the sale of mortgage servicing rights	—	9,796
Mortgage loans originated for sale	(13,169)	(19,296)
Proceeds from sales of mortgage loans	9,802	15,241
(Increase) decrease in other assets	(7,139)	1,613
Increase (decrease) in other liabilities	(19,000)	(10,055)
Net cash provided by (used in) operating activities	8,378	37,350

Cash flows provided by (used in) investing activities
Purchases of equity securities	(742)	(177)
Purchases of debt securities available for sale	(336,428)	(780)
Proceeds from sales of equity securities	5,650	626
Proceeds from sales of debt securities available for sale	528,940	101,360
Proceeds from paydowns and maturities of debt securities held to maturity	11,754	11,154
Proceeds from paydowns and maturities of debt securities available for sale	92,454	79,104
Purchases of restricted bank stock	(10)	—
Proceeds from the redemption of restricted bank stock	3	—
Net (increase) decrease in loans	(93,249)	56,113
Net cash received in (paid for) acquisitions (see Note 2)	385,808	—
Cash paid for premiums on bank-owned life insurance	(46)	(70)
Proceeds from life insurance	3,306	2,359
Purchases of premises and equipment	(1,797)	(1,365)
Proceeds from disposition of premises and equipment	—	37
Capitalized expenditures on foreclosed real estate	(55)	—
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	14,631	600
Net cash provided by (used in) investing activities	610,219	248,961
(continued)
First Busey Corporation (BUSE) | 10

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(94,060)	$(330,945)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(18,270)	(40,221)
Proceeds from other borrowings, net of debt issuance costs	16,667	—
Repayment of other borrowings	(30)	(30,000)
Cash dividends paid	(14,224)	(13,259)
Purchase of treasury stock	(4,836)	—
Cash paid for withholding taxes on stock-based payments	(881)	(396)
Proceeds from the exercise of stock options, warrants, and SSARs	(29)	—
Issuance of treasury stock for the ESPP	619	—
Common stock issuance costs	(920)	—
Net cash provided by (used in) financing activities	$(115,964)	$(414,821)

Net increase (decrease) in cash and cash equivalents	$502,633	$(128,510)
Cash and cash equivalents, beginning of period	697,659	719,581
Cash and cash equivalents, ending of period	$1,200,292	$591,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$42,514	$51,676

Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	14,844	—
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 11

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is a $19.46 billion financial holding company headquartered in Leawood, Kansas. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Busey operates and reports its business in three segments: Banking, Wealth Management, and FirsTech.
•The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas. Busey currently operates through two wholly-owned bank subsidiaries, Busey Bank and CrossFirst Bank. For additional information about the CrossFirst acquisition, see “Note 2. Mergers and Acquisitions.”
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
For additional information about First Busey's operating segments, see “Note 16. Operating Segments and Related Information.”
Basis of Financial Statement Presentation
These unaudited consolidated financial statements and related notes should be read together with the audited consolidated financial statements included in Busey's 2024 Annual Report. These interim unaudited consolidated financial statements serve to update Busey’s 2024 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.
Busey’s unaudited consolidated financial statements are prepared in conformity with GAAP, and reflect the elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on Busey’s consolidated financial condition or results of operations.
In the opinion of Busey’s management, the unaudited consolidated financial statements reflect all normal, recurring adjustments needed to present fairly Busey’s results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
Use of Estimates
In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, Busey’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.
First Busey Corporation (BUSE) | 12

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, and interest-bearing deposits held with other financial institutions. The carrying amount of these instruments is considered a reasonable estimate of fair value. At March 31, 2025, cash and cash equivalents included $10.3 million contractually restricted to a third-party service provider, $24.4 million pledged to secure obligations under derivative contracts, and $43.9 million of reserved cash subject to call by the Federal Reserve Bank, as a member of the Federal Reserve System.
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
As of March 31, 2025, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings. Busey Bank accrued $0.1 million related to potential assessment adjustments and interest. Other than this, Busey had no accruals for payments of interest and penalties related to uncertain tax positions at March 31, 2025, or 2024.
As of March 31, 2025, Busey was also under examination by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
Impact of Recently Adopted Accounting Standards
In March 2024, the FASB issued ASU 2024-01 “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” to clarify that certain “profits interests” are within the scope of Topic 718 by amending the language and providing illustrative examples on how the scope guidance in paragraph 718-10-15-3 should be applied. This update is intended to improve clarity of the accounting standards codification, not to change the guidance. This update was adopted on a prospective basis for annual and interim reporting periods beginning January 1, 2025. Busey does not currently have any Profit Interest and Similar Awards, so adoption of this ASU did not have any impact on its financial position and results of operations.
In November 2023, the FASB issued ASU 2023‑07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” requiring enhanced disclosures related to significant segment expenses. This standard was adopted on a retrospective basis beginning with the annual reporting period ending December 31, 2024, and for interim reporting periods within fiscal years starting January 1, 2025. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations, but resulted in enhanced disclosures.
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
First Busey Corporation (BUSE) | 13

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to require additional disclosures within the notes to the financial statements abut certain expense items. Specifically, disaggregation of income statement captions that contain expenses within the following five categories is required: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) costs recognized as part of oil- and gas-producing activities or other amounts of depletion expense. Further, this update requires disclosure the total amount of selling expenses and the entity’s definition selling expenses. This update provides a practical expedient for banks and bank holding companies to continue presenting salaries and employee benefits in conformity with SEC Rule 210.9-04 instead of requiring those entities to apply the employee compensation definition included in Subtopic 220-40. The amendments in this update may be applied on either a prospective or retrospective basis and will be effective for Busey beginning with the annual reporting period ending December 31, 2027, and interim reporting periods beginning January 1, 2028. Early adoption is permitted. Because this update relates only to disclosure, Busey does not expect adoption of this ASU to have any impact on its financial position or results of operations.
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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. On April 30, 2025, Busey issued a conditional notice of full redemption of its 5.25% fixed-to-floating rate subordinated notes, which it intends to redeem on June 1, 2025. The aggregate principal amount of the Subordinated Notes, plus accrued and unpaid interest thereon up to, but excluding, June 1, 2025, is $128.3 million. Other than this, there were no significant events subsequent to the quarter ended March 31, 2025, through the filing date of these unaudited consolidated financial statements.
NOTE 2. MERGERS AND ACQUISITIONS
CrossFirst Bankshares, Inc.
Effective March 1, 2025, Busey completed its previously announced acquisition of CrossFirst (NASDAQ: CFB), the holding company for CrossFirst Bank, pursuant to an Agreement and Plan of Merger, dated August 26, 2024, by and between Busey and CrossFirst (the “CrossFirst Merger Agreement”). This partnership creates a premier commercial bank in the Midwest, Southwest, and Florida, with 78 full-service locations across 10 states—Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas. The combined holding company will continue to operate under the First Busey Corporation name. Busey common stock will continue to trade on the Nasdaq under the “BUSE” stock ticker symbol.
First Busey Corporation (BUSE) | 14

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Merger of CrossFirst Bank into Busey Bank
CrossFirst Bank’s results of operations were included in Busey’s consolidated results of operations beginning March 1, 2025. Following the acquisition date through the end of the reporting period, CrossFirst revenue, consisting of net interest income and noninterest income, was $24.2 million and CrossFirst net loss was $34.5 million. The net loss resulted from non-recurring acquisition expenses, including provision expense for the establishment of an ACL on acquired loans. Busey will operate CrossFirst Bank as a separate banking subsidiary until it is merged with and into Busey Bank, which is expected to occur on June 20, 2025. At the time of the bank merger, CrossFirst Bank locations will become banking centers of Busey Bank.
CrossFirst Merger Consideration
Upon completion of the acquisition, each share of CrossFirst common stock converted into the right to receive 0.6675 of a share of Busey’s common stock. Cash was paid in lieu of fractional shares. The fair value of common shares issued in consideration of the CrossFirst acquisition was based on the closing price of Busey’s common stock on February 28, 2025.
Further, upon completion of the acquisition, each share of CrossFirst Series A Non-cumulative Perpetual Preferred Stock converted to the right to receive one share of Busey Series A Non-cumulative Perpetual Preferred Stock. The fair value of Busey Series A Non-cumulative Perpetual Preferred Stock was based on the redemption price of $1,000 per share.
The total consideration paid also included the fair value of replacement equity awards related to past service totaling $6.0 million. Busey used a Monte Carlo simulation to estimate the fair value of SSARs and market-based awards. Other awards were valued based on Busey’s closing stock price on February 28, 2025.
Acquisition Accounting
The CrossFirst acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values as of March 1, 2025, the date of acquisition. Estimated fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date. Review of all valuations and taxes are still being performed by management. Therefore, amounts are subject to change from the provisional amounts disclosed below.
As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $51.4 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and the greater revenue opportunities from Busey’s broader service capabilities in attractive new markets. Goodwill recorded for this transaction is not tax deductible and was assigned to the Banking operating segment.
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
First Busey Corporation (BUSE) | 15

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

M&M Merger Consideration
At the effective time of the M&M acquisition, each share of M&M common stock converted to the right to receive, at the election of each stockholder and subject to proration and adjustment as provided in the M&M merger agreement, either (1) $117.74 in cash (“Cash Election”), (2) 5.7294 shares of Busey common stock (“Share Election”), or (3) mixed consideration of $34.55 in cash and 4.0481 shares of Busey common stock (“Mixed Election”).
Most of the M&M common stockholders who submitted an election form by the election deadline made the Share Election to receive their merger consideration solely in the form of shares of Busey common stock. As a result of the elections of M&M common stockholders, and in accordance with the proration and adjustment provisions of the M&M merger agreement, the merger consideration paid to M&M common stockholders was comprised of an aggregate of 1,429,304 shares of Busey common stock and an aggregate of $12.2 million in cash, allocated as follows for each share of M&M stock: (1) $117.74 in cash for the Cash Election, (2) $5.3966 in cash and 5.4668 shares of Busey common stock for the Share Election, and (3) $34.55 in cash and 4.0481 shares of Busey common stock for the Mixed Election. Pursuant to the terms of the M&M merger agreement, M&M common stockholders that did not make an election or submit a properly completed election form by the election deadline of March 29, 2024, received cash consideration of $117.74 for each share of M&M common stock held. No fractional shares of Busey common stock were issued in the M&M acquisition. Fractional shares were paid in cash at the rate of $23.32 per share.
Additional merger consideration of $3.0 million was paid to redeem 300 shares of M&M preferred stock.
Acquisition Accounting
The M&M acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on April 1, 2024, the date of acquisition. Fair values, including initial accounting for deferred taxes, were subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values became available, and were final as of March 31, 2025. A final fair value adjustment of $0.1 million for deferred taxes was recorded during the three months ended March 31, 2025, in connection with the M&M acquisition.
As the total consideration paid for M&M exceeded the estimated fair value of net assets acquired, goodwill of $15.9 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago metropolitan market, and was assigned to the Banking operating segment. None of the goodwill recognized in the M&M acquisition is expected to be tax deductible.
First Busey Corporation (BUSE) | 16

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition Date Fair Values
Acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were estimated as follows:

	As of
	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst (provisional)	M&M (final)
Assets acquired
Cash and cash equivalents	$385,808	$33,577
Securities	725,622	8,086
Portfolio loans, net of ACL	6,022,347	417,230
Premises and equipment	64,249	2,045
Right of use assets	30,723	253
Other intangible assets	81,783	6,346
Other assets	186,994	10,208
Total assets acquired	7,497,526	477,745

Liabilities assumed
Deposits	6,571,699	392,838
Short-term borrowings	11,209	35,932
Long-term debt	61,780	1,450
Subordinated notes, net of unamortized issuance costs	—	3,911
Junior subordinated debt owed to unconsolidated trusts	2,238	2,594
Lease liabilities	30,723	253
Other liabilities	62,266	7,089
Total liabilities assumed	6,739,915	444,067

Net assets acquired	$757,611	$33,678

Consideration paid
Cash	$4	$15,200
Common stock	795,227	34,375
Preferred stock	7,750	—
Replacement awards[1]	5,999	—
Total consideration paid	$808,980	$49,575

Goodwill	$51,369	$15,897
___________________________________________
1.Represents the value of replacement awards related to past service.
First Busey Corporation (BUSE) | 17

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Valuations
Estimated fair values for the loan portfolio acquired in the CrossFirst acquisition includes adjustments to certain receivables that were not considered impaired as of the acquisition date. These fair value adjustments were determined using a discounted cash flow model that applies various assumptions about coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. Busey believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance related to PCD loans. Receivables acquired in the CrossFirst acquisition that were not subject to these requirements include non-PCD loans and customer receivables with a fair value of $4.70 billion and gross contractual amounts receivable of $4.79 billion.
A portion of acquired loans were PCD. The following table provides a reconciliation between the purchase price and the fair value of these loans:

	As of
	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst	M&M
PCD Financial Assets
Gross contractual receivable for PCD financial assets[1]	$1,428,978	$29,290
ACL recorded for estimated uncollectible contractual cash flows specific to PCD financial assets	(100,783)	(1,243)
Interest premium (discount) specific to PCD financial assets	(3,063)	(1,773)
Fair value of PCD financial assets	$1,325,132	$26,274
___________________________________________
1.In connection with the CrossFirst acquisition, Busey also acquired $110.7 million of previously charged-off principal in addition to the PCD assets listed above.
Pro Forma Results
The following unaudited pro forma information has been prepared as if the CrossFirst acquisition had occurred on January 1, 2024, and as if the M&M acquisition had occurred January 1, 2023. The pro forma results combine the historical results of CrossFirst and M&M into Busey’s Consolidated Statements of Income (Unaudited), including the impact of purchase accounting adjustments such as loan discount accretion, intangible assets amortization, and deposit accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2024, or on January 1, 2023, as applicable. Further, pro forma information does not purport to be indicative of future financial operating results. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies, or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Revenue (net interest income plus noninterest income)	$179,594	$197,213
Net income	20,164	11,054
First Busey Corporation (BUSE) | 18

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Acquisition Costs
Busey incurred acquisition related expenses as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Pre-tax acquisition expenses
M&M	$108	$285
CrossFirst	71,490	—
Pre-tax acquisition expenses	$71,598	$285
Acquisition related expenses for CrossFirst were comprised primarily of an initial provision to establish an ACL on non-PCD loans (recorded as provision expense), and multiple components of noninterest expense including an initial provision for unfunded commitments; salaries, wages and employee benefits (including equity compensation); data processing; and legal, professional, and consulting costs. Acquisition related expenses for M&M were comprised primarily of professional fees and data processing costs.
Of the total acquisition related expenses, the following legal, professional, and consulting costs were incurred to consummate the mergers:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Pre-tax costs to consummate the merger
M&M	$—	$131
CrossFirst	7,144	—
Pre-tax costs to consummate the merger	$7,144	$131
First Busey Corporation (BUSE) | 19

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities summarized by major category:

	As of March 31, 2025
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$219	$—	$(2)	$217
Obligations of states and political subdivisions[1]	262,377	90	(18,603)	243,864
Asset-backed securities[1]	342,584	92	—	342,676
Commercial mortgage-backed securities	93,488	98	(12,762)	80,824
Residential mortgage-backed securities[1]	1,651,857	2,285	(158,626)	1,495,516
Corporate debt securities[1]	113,716	365	(3,304)	110,777
Total debt securities available for sale	$2,464,241	$2,930	$(193,297)	$2,273,874

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$411,680	$—	$(71,458)	$340,222
Residential mortgage-backed securities	403,722	—	(65,474)	338,248
Total debt securities held to maturity	$815,402	$—	$(136,932)	$678,470
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.

First Busey Corporation (BUSE) | 20

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2024
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$1,408	$—	$(8)	$1,400
Obligations of states and political subdivisions[1]	156,534	31	(16,736)	139,829
Asset-backed securities[1]	336,379	181	(3)	336,557
Commercial mortgage-backed securities	107,305	—	(15,131)	92,174
Residential mortgage-backed securities	1,279,090	19	(191,899)	1,087,210
Corporate debt securities	159,236	363	(6,548)	153,051
Total debt securities available for sale	$2,039,952	$594	$(230,325)	$1,810,221

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$415,530	$—	$(77,242)	$338,288
Residential mortgage-backed securities	411,100	—	(74,335)	336,765
Total debt securities held to maturity	$826,630	$—	$(151,577)	$675,053
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.
First Busey Corporation (BUSE) | 21

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maturities of Debt Securities
Amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities and asset-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies:

	As of March 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$68,340	$68,099
Due after one year through five years	67,386	64,779
Due after five years through ten years	452,231	434,831
Due after ten years	1,876,284	1,706,165
Debt securities available for sale	$2,464,241	$2,273,874

Debt securities held to maturity
Due in one year or less	$17,862	$17,665
Due after one year through five years	60,943	58,316
Due after five years through ten years	14,700	12,929
Due after ten years	721,897	589,560
Debt securities held to maturity	$815,402	$678,470
Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Realized gains and losses on debt securities
Gross gains on debt securities	$8	$1
Gross (losses) on debt securities[1]	(15,545)	(6,803)
Realized net gains (losses) on debt securities	$(15,537)	$(6,802)
___________________________________________
1.During the first quarter of 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million, as part of a balance sheet repositioning strategy. During the first quarter of 2024, Busey sold available for sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million, as part of a balance sheet repositioning strategy.
Debt securities with carrying amounts of $695.3 million on March 31, 2025, and $871.4 million on December 31, 2024, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.

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

	As of March 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies[1]	$66	$—	$151	$(2)	$217	$(2)
Obligations of states and political subdivisions	130,434	(5,962)	96,467	(12,641)	226,901	(18,603)
Commercial mortgage-backed securities	1,495	(2)	74,450	(12,760)	75,945	(12,762)
Residential mortgage-backed securities	247,106	(689)	810,718	(157,937)	1,057,824	(158,626)
Corporate debt securities	916	(21)	96,685	(3,283)	97,601	(3,304)
Debt securities available for sale with gross unrealized losses	$380,017	$(6,674)	$1,078,471	$(186,623)	$1,458,488	$(193,297)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$340,222	$(71,458)	$340,222	$(71,458)
Residential mortgage-backed securities	338,248	(65,474)	338,248	(65,474)
Debt securities held to maturity with gross unrecognized losses	$678,470	$(136,932)	$678,470	$(136,932)
___________________________________________
1.Gross losses for securities in a loss position for less than 12 months were insignificant, rounding to zero thousand.
First Busey Corporation (BUSE) | 23

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2024
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$1,328	$(8)	$1,328	$(8)
Obligations of states and political subdivisions	11,234	(209)	119,723	(16,527)	130,957	(16,736)
Asset-backed securities	14,997	(3)	—	—	14,997	(3)
Commercial mortgage-backed securities	6,238	(42)	85,936	(15,089)	92,174	(15,131)
Residential mortgage-backed securities	152,081	(640)	930,642	(191,259)	1,082,723	(191,899)
Corporate debt securities	598	(1)	143,966	(6,547)	144,564	(6,548)
Debt securities available for sale with gross unrealized losses	$185,148	$(895)	$1,281,595	$(229,430)	$1,466,743	$(230,325)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$338,288	$(77,242)	$338,288	$(77,242)
Residential mortgage-backed securities	336,765	(74,335)	336,765	(74,335)
Debt securities held to maturity with gross unrecognized losses	$675,053	$(151,577)	$675,053	$(151,577)

First Busey Corporation (BUSE) | 24

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of March 31, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,458,488	$678,470	$2,136,958
Gross unrealized or unrecognized losses on debt securities	193,297	136,932	330,229
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.3%	20.2%	15.5%

Count of debt securities	679	55	734
Count of debt securities in an unrealized or unrecognized loss position	536	55	591

	As of December 31, 2024
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,466,743	$675,053	$2,141,796
Gross unrealized or unrecognized losses on debt securities	230,325	151,577	381,902
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	15.7%	22.5%	17.8%

Count of debt securities	677	55	732
Count of debt securities in an unrealized or unrecognized loss position	586	55	641
Unrealized and unrecognized losses are related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or repositioning plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of March 31, 2025, Busey did not hold general obligation bonds of any single issuer that exceeded, in aggregate, 10% of Busey’s stockholders’ equity.
First Busey Corporation (BUSE) | 25

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and activity is presented in the following table:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial loans
C&I and other commercial	$4,513,543	$1,904,515
CRE	5,573,766	3,269,564
Real estate construction	1,051,179	378,209
Total commercial loans	11,138,488	5,552,288
Retail loans
Retail real estate	2,245,705	1,696,457
Retail other	484,164	448,342
Total retail loans	2,729,869	2,144,799

Total portfolio loans	13,868,357	7,697,087
ACL	(195,210)	(83,404)
Portfolio loans, net	$13,673,147	$7,613,683
Net deferred loan origination costs included in the balances above were $12.3 million as of March 31, 2025, compared to $12.5 million as of December 31, 2024. Net accretable purchase accounting adjustments included in the balances above reduced loans by $105.3 million as of March 31, 2025, and $8.8 million as of December 31, 2024.
Busey did not purchase any retail real estate loans during the three months ended March 31, 2025 or 2024.
Pledged Loans
Busey has an executed blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral that the banks are able to borrow against with the FHLB and Federal Reserve Bank for liquidity is set forth in the table below:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Pledged loans
FHLB	$5,454,647	$4,813,600
Federal Reserve Bank	1,764,406	765,824
Total pledged loans	$7,219,053	$5,579,424
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
The following table is a summary of Busey’s portfolio loans by risk grade, segregated by loan category:

	As of March 31, 2025
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$3,765,745	$500,705	$121,321	$87,567	$38,205	$4,513,543
CRE	4,571,478	822,841	137,373	34,375	7,699	5,573,766
Real estate construction	951,758	68,016	26,116	5,270	19	1,051,179
Total commercial loans	9,288,981	1,391,562	284,810	127,212	45,923	11,138,488
Retail loans
Retail real estate	2,220,625	7,344	6,696	8,410	2,630	2,245,705
Retail other	483,739	150	—	181	94	484,164
Total retail loans	2,704,364	7,494	6,696	8,591	2,724	2,729,869
Total portfolio loans	$11,993,345	$1,399,056	$291,506	$135,803	$48,647	$13,868,357
First Busey Corporation (BUSE) | 27

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2024
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$1,545,338	$281,424	$36,152	$37,749	$3,852	$1,904,515
CRE	2,744,018	438,945	55,041	16,507	15,053	3,269,564
Real estate construction	345,908	26,833	221	5,224	23	378,209
Total commercial loans	4,635,264	747,202	91,414	59,480	18,928	5,552,288
Retail loans
Retail real estate	1,680,640	9,408	882	2,543	2,984	1,696,457
Retail other	448,166	—	—	—	176	448,342
Total retail loans	2,128,806	9,408	882	2,543	3,160	2,144,799
Total portfolio loans	$6,764,070	$756,610	$92,296	$62,023	$22,088	$7,697,087
First Busey Corporation (BUSE) | 28

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Three Months Ended March 31, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$220,082	$592,425	$327,725	$295,521	$203,737	$204,373	$1,921,882	$3,765,745
Watch	44,966	64,433	61,625	60,613	37,935	23,765	207,368	500,705
Special Mention	1,341	13,555	14,331	30,667	3,836	2,628	54,963	121,321
Substandard	5,248	17,351	21,219	963	5,349	4,047	33,390	87,567
Substandard non-accrual	97	2,939	804	1,218	196	4,778	28,173	38,205
Total C&I and other commercial	271,734	690,703	425,704	388,982	251,053	239,591	2,245,776	4,513,543
Gross charge-offs	$—	$—	$2,221	$114	$13,591	$11,174	$4,121	$31,221

CRE
Pass	186,098	448,045	590,920	1,078,055	807,404	792,088	668,868	4,571,478
Watch	25,271	157,620	118,044	112,461	146,922	116,367	146,156	822,841
Special Mention	19,377	28,666	1,189	21,721	24,376	14,699	27,345	137,373
Substandard	2,760	17,106	1,609	4,498	—	8,402	—	34,375
Substandard non-accrual	—	—	4,545	—	3	3,151	—	7,699
Total CRE	233,506	651,437	716,307	1,216,735	978,705	934,707	842,369	5,573,766
Gross charge-offs	—	—	—	—	253	—	—	253

Real estate construction
Pass	103,765	373,395	194,079	210,403	21,948	4,649	43,519	951,758
Watch	938	29,257	2,356	13,368	20,095	—	2,002	68,016
Special Mention	18,402	—	—	617	7,097	—	—	26,116
Substandard	5,208	—	—	—	62	—	—	5,270
Substandard non-accrual	—	—	—	—	19	—	—	19
Total real estate construction	128,313	402,652	196,435	224,388	49,221	4,649	45,521	1,051,179
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	36,881	139,739	326,479	474,276	411,108	572,418	259,724	2,220,625
Watch	48	2,051	530	2,179	578	1,290	668	7,344
Special Mention	—	144	3,883	950	1,669	—	50	6,696
Substandard	—	—	234	1,311	1,581	2,095	3,189	8,410
Substandard non-accrual	—	—	—	497	91	1,280	762	2,630
Total retail real estate	36,929	141,934	331,126	479,213	415,027	577,083	264,393	2,245,705
Gross charge-offs	—	—	—	—	—	—	—	—

Retail other
Pass	1,555	10,814	52,162	51,269	10,288	1,978	355,673	483,739
Watch	—	—	—	—	—	—	150	150
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20	11	150	181
Substandard non-accrual	—	—	—	83	—	11	—	94
Total retail other	1,555	10,814	52,162	51,352	10,308	2,000	355,973	484,164
Gross charge-offs	—	147	105	35	—	74	—	361

Total portfolio loans	$672,037	$1,897,540	$1,721,734	$2,360,670	$1,704,314	$1,758,030	$3,754,032	$13,868,357
Total gross charge-offs	$—	$147	$2,326	$149	$13,844	$11,248	$4,121	$31,835
First Busey Corporation (BUSE) | 29

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2024
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
C&I and other commercial
Pass	$320,831	$147,909	$163,870	$125,053	$74,146	$117,234	$596,295	$1,545,338
Watch	38,734	49,394	44,709	16,393	2,175	20,964	109,055	281,424
Special Mention	1,718	2,293	5,658	2,634	106	2,540	21,203	36,152
Substandard	15,186	6,545	788	591	320	2,424	11,895	37,749
Substandard non-accrual	65	141	464	—	42	852	2,288	3,852
Total C&I and other commercial	376,534	206,282	215,489	144,671	76,789	144,014	740,736	1,904,515
Gross charge-offs	$—	$14,980	$148	$22	$—	$303	$—	$15,453

CRE
Pass	291,503	354,591	755,266	645,994	356,867	314,340	25,457	2,744,018
Watch	115,078	132,900	60,611	62,408	28,320	38,733	895	438,945
Special Mention	39,252	643	8,020	1,395	4,165	1,517	49	55,041
Substandard	6,983	355	4,628	50	95	4,346	50	16,507
Substandard non-accrual	15,000	39	—	—	14	—	—	15,053
Total CRE	467,816	488,528	828,525	709,847	389,461	358,936	26,451	3,269,564
Gross charge-offs	—	—	—	2,999	—	315	—	3,314

Real estate construction
Pass	159,825	134,450	12,205	24,781	2,213	1,124	11,310	345,908
Watch	20,170	6,455	—	208	—	—	—	26,833
Special Mention	—	—	—	221	—	—	—	221
Substandard	5,224	—	—	—	—	—	—	5,224
Substandard non-accrual	—	—	—	23	—	—	—	23
Total real estate construction	185,219	140,905	12,205	25,233	2,213	1,124	11,310	378,209
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	101,582	237,306	366,820	354,380	147,236	267,431	205,885	1,680,640
Watch	1,255	550	2,733	3,377	872	124	497	9,408
Special Mention	151	—	344	—	—	372	15	882
Substandard	—	243	1,018	503	—	776	3	2,543
Substandard non-accrual	—	—	344	91	152	1,526	871	2,984
Total retail real estate	102,988	238,099	371,259	358,351	148,260	270,229	207,271	1,696,457
Gross charge-offs	—	—	—	—	—	168	—	168

Retail other
Pass	4,996	55,665	57,944	12,207	2,304	589	314,461	448,166
Substandard non-accrual	—	94	67	4	—	11	—	176
Total retail other	4,996	55,759	58,011	12,211	2,304	600	314,461	448,342
Gross charge-offs	9	31	106	78	4	403	—	631

Total portfolio loans	$1,137,553	$1,129,573	$1,485,489	$1,250,313	$619,027	$774,903	$1,300,229	$7,697,087
Total gross charge-offs	$9	$15,011	$254	$3,099	$4	$1,189	$—	$19,566
First Busey Corporation (BUSE) | 30

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below:

	As of March 31, 2025
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$1,778	$5,110	$794	$38,205	$1,224
CRE	1,887	2,399	73	7,699	1,514
Real estate construction	—	—	—	19	—
Past due and non-accrual commercial loans	3,665	7,509	867	45,923	2,738
Retail loans
Retail real estate	3,778	638	5,190	2,630	194
Retail other	1,458	1,506	20	94	—
Past due and non-accrual retail loans	5,236	2,144	5,210	2,724	194
Total past due and non-accrual loans	$8,901	$9,653	$6,077	$48,647	$2,932

	As of December 31, 2024
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$95	$—	$—	$3,852	$1,224
CRE	42	2,759	—	15,053	15,000
Real estate construction	41	—	—	23	—
Past due and non-accrual commercial loans	178	2,759	—	18,928	16,224
Retail loans
Retail real estate	3,280	683	1,115	2,984	194
Retail other	1,094	130	34	176	—
Past due and non-accrual retail loans	4,374	813	1,149	3,160	194
Total past due and non-accrual loans	$4,552	$3,572	$1,149	$22,088	$16,418
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.2 million for the three months ended March 31, 2025, and was $0.3 million for the three months ended March 31, 2024. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the three months ended March 31, 2025 and 2024.
First Busey Corporation (BUSE) | 31

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Three Months Ended March 31, 2025
(dollars in thousands)	Payment Deferral	% of Total Class of Financing Receivable	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$10,832	0.2%	$21,923	0.5%
CRE	—	—%	4,719	0.1%
Real estate construction	—	—%	5,208	0.5%
Total of loans modified during the period[1]	$10,832	0.1%	$31,850	0.2%
___________________________________________
1.All modifications were for loans classified as substandard.

	Three Months Ended March 31, 2024
(dollars in thousands)	Payment Deferral[1]	% of Total Class of Financing Receivable	Term Extension[2]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$10,000	0.5%	$17,155	0.9%
CRE	—	—%	1,705	0.1%
Total of loans modified during the period	$10,000	0.1%	$18,860	0.2%
___________________________________________
1.One loan was modified and classified as non-accrual during the three months ended March 31, 2024.
2.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period. All modifications were for loans classified as substandard.
The following table summarizes the effects of loan modifications made during the periods indicated for borrowers experiencing financial difficulty:

Three Months Ended March 31,
	2025	2024
	Weighted Average Term Extension	Weighted Average Term Extension
Loan Modifications
C&I and other commercial	23.1 months	19.1 months
CRE	6.1 months	2.0 months
Real estate construction	15.0 months	—
Weighted average modifications	19.3 months	17.6 months
First Busey Corporation (BUSE) | 32

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of March 31, 2025
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$33,620	$—	$—	$—
CRE	6,115	—	—	—
Real estate construction	5,208	—	—	—
Amortized cost of modified loans	$44,943	$—	$—	$—
No loans had a payment default during the three months ended March 31, 2024 or 2025, after having been modified during the 12 months before that default for borrowers experiencing financial difficulty. A default occurs when a loan is 90 days or more past due or transferred to non-accrual status.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $45.1 million and $19.3 million of collateral dependent loans secured by real estate or business assets as of March 31, 2025, and December 31, 2024, respectively.
Foreclosures
Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $5.7 million as of March 31, 2025. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
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
Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL consists of three components: (i) specific allocations/individual reserves; (ii) quantitative reserves; and (iii) qualitative reserves. For Busey Bank, a non-discounted cash flow model is used for the quantitative reserves. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of Busey’s historical loss experience beginning in 2010. Due to the continued economic uncertainty in the markets in which the Company operates, Busey will continue to utilize a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period in its ACL estimate. For CrossFirst Bank, a cohort method is used for the quantitative reserves, with a look-back period of approximately six years to establish the cohort population. Busey is working to develop a new model with combined bank data for use once Busey Bank and CrossFirst Bank merge.
First Busey Corporation (BUSE) | 33

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities:

	Three Months Ended March 31, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for credit losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for credit losses	623	(393)	311	(503)	(19)	19
Charged-off	(31,221)	(253)	—	—	(361)	(31,835)
Recoveries	96	131	10	133	36	406
ACL balance, March 31, 2025	$89,304	$68,478	$8,689	$26,399	$2,340	$195,210
___________________________________________
1.The Day 1 PCD is attributable to the CrossFirst acquisition (see “Note 2. Mergers and Acquisitions”), and represents the initial adjustment to the fair value of the PCD loans.
2.The Day 2 provision for credit losses is attributable to the CrossFirst acquisition (see “Note 2. Mergers and Acquisitions”), and represents the initial provision for non-PCD loans.

	Three Months Ended March 31, 2024
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
Provision for credit losses	10,125	(1,864)	(491)	(2,093)	(639)	5,038
Charged-off	(5,218)	(96)	—	(52)	(94)	(5,460)
Recoveries	44	—	41	128	31	244
ACL balance, March 31, 2024	$26,207	$33,505	$4,713	$24,281	$2,856	$91,562
Net charge-offs during the three months ended March 31, 2025, included $29.6 million related to PCD loans acquired from CrossFirst Bank, which were fully reserved at acquisition and did not require recording additional provision expense.
First Busey Corporation (BUSE) | 34

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. LEASES
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited) and lease terms:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Lease balances
Right of use assets	$40,594	$10,608
Lease liabilities	41,111	11,040

Lease terms
Year through which lease terms extend	2042	2039
Weighted average remaining lease term	9.10 years	7.55 years
Weighted average discount rate	4.38%	3.77%
The following table presents lease costs, which are included in net occupancy and equipment expense in the Consolidated Statements of Income (Unaudited):

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Lease costs
Operating lease costs	$957	$535
Variable lease costs	15	14
Short-term lease costs	12	13
Total lease cost	$984	$562
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flows related to leases
Operating lease cash flows – Fixed payments	$875	$507
Operating lease cash flows – Liability reduction	684	411
Right of use assets obtained during the period in exchange for operating lease liabilities[1]	30,733	—
___________________________________________
1.The three months ended March 31, 2025, included $30.7 million right of use assets recognized in connection with the acquisition of CrossFirst (see “Note 2. Mergers and Acquisitions”).
First Busey Corporation (BUSE) | 35

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, were as follows:

(dollars in thousands)	As of March 31, 2025
Rent commitments
Remainder of 2025	$5,845
2026	6,548
2027	6,116
2028	5,648
2029	4,671
2030	3,796
Thereafter	17,783
Total undiscounted cash flows	50,407
Less: Amounts representing interest	9,296
Present value of net future minimum lease payments	$41,111
As of March 31, 2025, Busey had commitments totaling $5.7 million for two lease contracts with future accounting commencement dates.
Busey as the Lessor
Busey leases office and parking spaces to outside parties. Revenues recorded in connection with these leases, reported in other income on Busey’s Consolidated Statements of Income (Unaudited), are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Rental income	$216	$202
Noncancellable terms for these leases, all of which are operating leases, extend through 2030. Under the terms of these lease agreements, Busey is entitled to receive aggregate future minimum lease payments as shown in the table below:

(dollars in thousands)	As of March 31, 2025
Rents to be received
Remainder of 2025	$579
2026	603
2027	403
2028	290
2029	109
2030	27
Total lease payments from operating leases	$2,011
First Busey Corporation (BUSE) | 36

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Deposits
Noninterest-bearing demand deposits	$3,693,070	$2,719,907
Interest-bearing transaction deposits	3,200,137	2,423,237
Saving deposits and money market deposits	6,475,187	3,348,711
Time deposits	3,091,076	1,490,635
Total deposits	$16,459,470	$9,982,490
Additional information about Busey’s deposits follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Brokered savings deposits and money market deposits	$133,768	$6,002
Brokered time deposits	588,456	7,088
Aggregate amount of time deposits with a minimum denomination of $100,000	1,762,194	860,193
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	867,035	334,503
Scheduled maturities of time deposits are as follows:

(dollars in thousands)	As of March 31, 2025
Time deposits by schedule of maturities
Remainder of 2025	$2,861,128
2026	194,449
2027	19,421
2028	9,060
2029	5,713
2030	858
Thereafter	447
Time deposits	$3,091,076
First Busey Corporation (BUSE) | 37

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. BORROWINGS
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by Busey’s safekeeping agent. Busey may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase were as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$137,340	$155,610
Weighted average rate for securities sold under agreements to repurchase	2.53%	2.63%
Revolving Line of Credit
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to a $40.0 million revolving line of credit bearing an interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. After executing subsequent amendments, the current termination date for the revolving line of credit is April 30, 2026. As of March 31, 2025, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an insignificant non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey’s short-term borrowings include loans maturing within one year of the loan origination date and, when applicable, the current portion of long-term debt that is due within 12 months. Short-term borrowings are summarized as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$11,209	$—
Total short-term debt	$11,209	$—
Funds borrowed from the FHLB, listed above, consisted of three notes with a weighted average interest rate of 1.33% and a weighted average maturity period of 13 days as of March 31, 2025.
Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. Busey had no federal funds purchased as of March 31, 2025, or December 31, 2024.
First Busey Corporation (BUSE) | 38

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is summarized as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Long-term debt
Notes payable, FHLB, collateralized by FHLB deposits, residential and commercial real estate loans and FHLB stock	$78,542	$—
Total long-term debt	$78,542	$—
Funds borrowed from the FHLB, listed above, consisted of twelve notes with a weighted average interest rate of 2.22% and a weighted average maturity period of 2.80 years as of March 31, 2025. Maturity dates range from August 2027 through October 2028.
Subordinated Notes
On June 1, 2020, Busey issued $125.0 million of fixed-to-floating rate subordinated notes that mature on June 1, 2030. The subordinated notes, which qualify as Tier 2 capital for regulatory purposes, bear interest at an annual rate of 5.25% for the first five years after issuance and thereafter bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. Interest on the subordinated notes is payable semi-annually on each June 1 and December 1 during the five-year fixed-term, and thereafter on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 1, 2025. The subordinated notes are unsecured obligations of the Company. On April 30, 2025, Busey issued a conditional notice of full redemption, pursuant to which upon the satisfaction of certain conditions contained therein, Busey intends to redeem all $125.0 million of the subordinated notes on June 1, 2025 or such later interest payment date as determined by Busey in its discretion, but not later than September 1, 2025. The aggregate principal amount of the Subordinated Notes, plus accrued and unpaid interest thereon up to, but excluding, June 1, 2025, is $128.3 million.
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
Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Mergers and Acquisitions”), Busey acquired $4.0 million of 5.25% fixed-to-floating rate subordinated notes maturing December 4, 2030, which qualify as Tier 2 capital for regulatory purposes. Interest on the subordinated notes accrues at a rate equal to (1) 5.25% per annum from the original issue date to December 4, 2025, and (2) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps from December 4, 2025. The subordinated notes have an optional redemption, in whole or in part, on or after December 4, 2025. At March 31, 2025, there was an immaterial amount of fair value discount outstanding, to be accreted through the earliest optional redemption date.
First Busey Corporation (BUSE) | 39

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Unamortized debt issuance costs
Subordinated notes issued in 2020	$90	$222
Subordinated notes issued in 2022	907	1,004
Total unamortized debt issuance costs	$997	$1,226
NOTE 8. REGULATORY CAPITAL
First Busey and its subsidiary banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on First Busey's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of March 31, 2025 and 2024, all capital ratios of First Busey and its subsidiary banks exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2025, that would change this designation.
Current Expected Credit Loss Model
On August 26, 2020, the FDIC and other federal banking agencies adopted a final rule which provided banking organizations that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital and to phase in the aggregate impact of the deferral on regulatory capital over a subsequent three-year period. Under this final rule, because Busey elected to use the deferral option, the regulatory capital impact of Busey’s transition adjustments recorded on January 1, 2020, arising from the adoption of CECL, was deferred for two years. In addition, 25 percent of the ongoing impact of CECL on Busey’s ACL, retained earnings, and average total consolidated assets from January 1, 2020, through the end of the two-year deferral period, each as reported for regulatory capital purposes, was added to the deferred transition amounts (“adjusted transition amounts”) and deferred for the two-year period. During the three-year period between January 1, 2022, and December 31, 2024, all of the adjusted transition amounts were phased-in for regulatory capital purposes.
First Busey Corporation (BUSE) | 40

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and its subsidiary banks:

	As of March 31, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,871,865	12.00%	$702,221	4.50%	$1,014,319	6.50%
Busey Bank	$1,420,244	16.21%	$394,316	4.50%	$569,568	6.50%
CrossFirst Bank	$652,977	9.60%	$306,018	4.50%	$442,027	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,879,615	12.05%	$936,295	6.00%	$1,248,393	8.00%
Busey Bank	$1,420,244	16.21%	$525,755	6.00%	$701,007	8.00%
CrossFirst Bank	$652,977	9.60%	$408,025	6.00%	$544,033	8.00%

Total capital to risk weighted assets
First Busey	$2,321,708	14.88%	$1,248,393	8.00%	$1,560,491	10.00%
Busey Bank	$1,508,341	17.21%	$701,007	8.00%	$876,259	10.00%
CrossFirst Bank	$698,395	10.27%	$544,033	8.00%	$680,041	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,879,615	12.95%	$580,626	4.00%	N/A	N/A
Busey Bank	$1,420,244	12.08%	$470,374	4.00%	$587,967	5.00%
CrossFirst Bank	$652,977	8.78%	$297,548	4.00%	$371,936	5.00%
First Busey Corporation (BUSE) | 41

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,237,301	14.10%	$394,840	4.50%	$570,325	6.50%
Busey Bank	$1,438,296	16.46%	$393,277	4.50%	$568,067	6.50%

Tier 1 capital to risk weighted assets
First Busey	$1,314,301	14.98%	$526,453	6.00%	$701,938	8.00%
Busey Bank	$1,438,296	16.46%	$524,369	6.00%	$699,159	8.00%

Total capital to risk weighted assets
First Busey	$1,625,943	18.53%	$701,938	8.00%	$877,422	10.00%
Busey Bank	$1,520,938	17.40%	$699,159	8.00%	$873,949	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$1,314,301	11.06%	$475,348	4.00%	N/A	N/A
Busey Bank	$1,438,296	12.14%	$473,878	4.00%	$592,347	5.00%
Capital Conservation Buffer
In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, which First Busey exceeded by 500 bps as of March 31, 2025, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, which First Busey exceeded by 355 bps as of March 31, 2025, and (3) total capital to risk-weighted assets of at least 10.5%, which First Busey exceeded by 438 bps as of March 31, 2025.
First Busey Corporation (BUSE) | 42

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
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
Busey’s investments in these unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated:

		As of
(dollars in thousands)	Location	March 31, 2025	December 31, 2024
Investments in unconsolidated entities
Funded investments	Other assets	$86,976	$70,796
Unfunded investments	Other assets	60,047	61,210
Investments in unconsolidated entities		$147,023	$132,006

Unfunded investment obligations	Other liabilities	$60,047	$61,210
Upon adoption of ASU 2023-02 on January 1, 2024, Busey elected to apply the proportional amortization method in accounting for investments in tax-advantaged projects. Income tax credits and other tax benefits related to these investments, net of investment amortization, are included as a component of Busey’s estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income (Unaudited). Actual amounts of income tax credits and other benefits, along with the investment amortization, are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Income tax credits and other tax benefits	$4,589	$4,101
Amortization of investments in tax-advantaged projects	4,108	3,647
First Busey Corporation (BUSE) | 43

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10. STOCK-BASED COMPENSATION
CrossFirst Acquisition
The CrossFirst acquisition impacted Busey and CrossFirst equity awards:
Treatment of Busey’s Equity Awards
Following the closing of the CrossFirst acquisition, except as otherwise provided in the CrossFirst Merger Agreement, Busey equity awards generally remain outstanding and subject to the same terms and conditions as applied immediately prior to the time at which the CrossFirst acquisition became effective (the “effective time”). Notable changes to Busey’s equity awards are as follows:
ROATCE PSUs — Each PSU issued by Busey that is earned based on Core Return on Average Tangible Common Equity (the “ROATCE PSUs”) and was outstanding immediately prior to the effective time was deemed earned with the achievement of the applicable performance goals based on actual performance through December 31, 2024, the latest practicable date prior to the effective time, and otherwise remains subject to the same terms and conditions (including service-based vesting terms) as applied to such ROATCE PSUs immediately prior to the effective time. The ROATCE PSUs have been deemed earned (i) at 100% of the target level of performance, for the ROATCE PSUs granted in 2023 and (ii) at 75% of the target level of performance, for the ROATCE PSUs granted in 2024.
TSR PSUs — Each Busey PSU previously granted that is tied to total stockholder return (“TSR”, and such PSUs, the “TSR PSUs”) with a performance period that ended December 31, 2024, (excluding TSR PSUs previously held by retirees) was replaced, and each TSR PSU outstanding immediately prior to the effective time with performance periods ending December 31, 2025, and December 31, 2026, (including existing TSR PSUs held by retirees) was modified, each effective March 1, 2025, such that the resulting new or modified PSUs (collectively, the “Merger PSUs”) will be earned based on Busey’s relative TSR rank as compared to the KBW Regional Banking Index, measured at the end of a performance period commencing January 1, 2025, and ending December 31, 2026. The Merger PSUs are subject to the terms and conditions of Busey’s Amended 2020 Equity Incentive Plan and the applicable award agreements. The target number of PSUs subject to each such Merger PSU was determined based on the number of PSUs that would have been earned in respect of the corresponding TSR PSU had performance for such corresponding TSR PSU been determined based on actual performance as of August 26, 2024, the day immediately prior to the announcement of the Merger, which is (i) in the case of the 2022 TSR PSUs, 94.5% of the original target level of performance, (ii) in the case of the 2023 TSR PSUs, 96.2% of the original target level of performance, and (iii) in the case of the 2024 TSR PSUs, 76.9% of the original target level of performance. Such target number also reflects the number of dividend equivalents accrued in respect of the corresponding existing TSR PSU that would have been earned based on the same actual TSR performance.
Busey RSUs — Each outstanding Busey time-based restricted stock unit award (the “Busey RSUs”) will vest in equal annual installments over three (3) years following the effective time; provided that if any Busey RSU would otherwise vest by its terms on an earlier date, any then-unvested portion as of such date shall vest on such original vesting date.
Each Busey equity award will be subject to double-trigger vesting upon an involuntary termination within twelve (12) months following the effective time (at target performance, in the case of Merger PSUs).
Treatment of CrossFirst’s Equity Awards
Equity awards based on CrossFirst Common Stock that were outstanding immediately prior to the effective time were converted, at the effective time, either to Busey Common Stock or to equity awards based on Busey Common Stock, as follows:
Director equity awards — Each CrossFirst restricted stock award held by a CrossFirst non-employee director and each deferred share of CrossFirst Common Stock that was credited to a director participant’s account under the CrossFirst 2018 Directors’ Deferred Fee Plan was converted into the right to receive 0.6675 shares of Busey Common Stock (the “Exchange Ratio”).
First Busey Corporation (BUSE) | 44

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CrossFirst RSUs — Each CrossFirst time-based restricted stock unit award (“CrossFirst RSU”) was converted into a restricted stock unit in respect of Busey Common Stock (a “Busey RSU”) based on the Exchange Ratio, rounded to the nearest whole share, subject to the same terms and conditions as were applicable to the CrossFirst RSUs prior to the effective time.
CrossFirst PSUs — Each CrossFirst performance-based restricted stock unit award (“CrossFirst PSU”) was converted into a time-based Busey RSU based on the Exchange Ratio, subject to the same terms and conditions as were applicable to the CrossFirst PSUs prior to the effective time, assuming the achievement of the applicable performance goals based on, for the CrossFirst PSUs granted in 2023, actual performance through December 31, 2024, and, for the CrossFirst PSUs granted in 2024, target performance, rounded to the nearest whole share.
CrossFirst SSARs — Each CrossFirst SSAR was converted into a stock appreciation right in respect of Busey Common Stock based on the Exchange Ratio, rounded down to the nearest whole share (and exercise price rounded up to the nearest cent), generally subject to the same terms and conditions as were applicable to the CrossFirst SSAR prior to the effective time.
Stock Options
Busey has outstanding stock options assumed from a 2017 acquisition. A summary of the status of, and changes in, Busey's stock option awards for the three months ended March 31, 2025, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2024	15,106	$23.53	1.87 years
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	15,106	23.53	1.63 years

Exercisable at March 31, 2025	15,106	23.53	1.63 years
Stock Settled Appreciation Rights
Busey issued replacement awards in the form of SSARs as part of the acquisition of CrossFirst. These awards were issued under the CrossFirst Bankshares 2018 Omnibus Incentive Equity Incentive Plan with exercise prices equal to the closing price of CrossFirst’s common shares on the original date for each award adjusted by the Exchange Ratio of 0.6675, rounded up to the nearest cent. At grant, SSARs typically vested ratably over seven years of continuous service with a ten-year or fifteen-year contractual term. Replacement SSARs have a weighted average remaining contractual term of 5.4 years, and unvested replacement SSARs have a weighted average remaining vesting period of 3.2 years. The fair value of each SSAR was estimated at acquisition date using a Monte Carlo simulation since the awards were all in-the-money.
First Busey Corporation (BUSE) | 45

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of SSAR activity during 2025 is presented below:

SSARs	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2024	—	$—	—
Replacement of CrossFirst SSARs	424,390	15.78
Exercised	(9,535)	11.24
Outstanding at March 31, 2025	414,855	15.89	5.41 years

Exercisable at March 31, 2025	366,177	15.19	5.32 years
The following table provides the range of assumptions used in the Monte Carlo simulations to value CrossFirst awards that were replaced at acquisition, the weighted average grant date fair value, and information related to SSARs exercised for the indicated periods, as well as, the remaining compensation cost to be recognized and the period over which the amount will be recognized as of the dates indicated:

(dollars in thousands, except per share amounts)	2025	2024
Assumptions
Expected volatility[1]	29.10% – 36.70%	—
Expected dividends[2]	4.17%	—
Simulation term[3,4,5]	4.20 years – 5.69 years	—
Risk-free rate[6]	3.97% – 4.03%	—
Weighted average grant date fair value per share	$8.94	—
Aggregate intrinsic value of SSARs exercised	$100	—
Total fair value of SSARs vested during the year	$9,013	—
___________________________________________
1.Expected volatility was calculated using a historical volatility of the Company’s stock price over a period commensurate with the simulation term of the SSARs.
2.The dividend yield was calculated using the Company’s annual dividend and closing stock price on the date of acquisition.
3.The simulation term was commensurate with the midpoint of the longest expected term across all SSARs and was impacted by expected exercise behavior and termination rate.
4.As a component of determining the simulation term, exercise was assumed to occur at the earlier of the midpoint of i) the greater of the weighted average time to vest or the time the options are in the money, and the time the SSARs expires, ii) 90 days following the occurrence of a termination or iii) the end of the contractual term.
5.As a component of determining the simulation term, termination rate was assumed to be between 25% and 50% in the first year following the acquisition and 5% for every year thereafter.
6.The risk-free rate for the simulation term of the SSARs was based on the continuously compounded semi-annual zero-coupon U.S. Treasury rates.
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
First Busey Corporation (BUSE) | 46

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey has granted RSU, PSU, and DSU awards under the terms of the 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. There were 685,004 shares available for issuance under the 2020 Equity Plan as of March 31, 2025.
A description of RSU, PSU, and DSU awards granted in 2025 under the terms of the 2020 Equity Plan is provided below. Further information related to awards granted in prior years has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each award grant.
RSU Awards
Busey grants RSU awards to members of management periodically throughout the year. RSU awards are stock-based awards for which vesting is conditional upon meeting established service criteria. Each RSU represents the future right to receive one share of Busey’s common stock. Recipients earn quarterly dividend equivalents on their respective RSUs, which entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted 348,269 RSUs to members of management. The grant date fair value of the award was $7.7 million, which will be recognized as compensation expense over the requisite service period. This grant will vest in equal installments on each of the first three anniversaries of the grant date. The terms of these awards included an accelerated vesting provision upon eligible retirement from Busey, after a one-year minimum requisite service period.
A summary of changes in Busey’s RSU awards for the three months ended March 31, 2025, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	1,066,772	$21.80
Conversion of Busey ROATCE PSUs to RSUs	157,094	23.99
Replacement of CrossFirst RSUs and PSUs	341,048	23.99
Granted	348,269	22.16
Dividend equivalents earned	10,984	24.48
Vested	(1,796)	23.99
Forfeited	(90,812)	21.85
Nonvested at March 31, 2025	1,831,559	22.47
PSU Awards
Busey grants PSU awards to members of management periodically throughout the year. PSU awards are stock-based awards for which vesting is conditional upon meeting established performance criteria for the applicable performance period and remaining employed through the end of such performance period. Each PSU represents the future right to receive one share of Busey’s common stock. The number of PSUs that ultimately vest will be determined based on the extent to which the established performance criteria are achieved. Busey’s PSUs are subject to accelerated service-based vesting conditions upon eligible retirement from Busey. After performance determination, dividend equivalents are compounded based upon the updated PSU balances at each dividend date during the performance period.
On March 1, 2025, under the terms of the 2020 Equity Plan, in connection with the CrossFirst acquisition, Busey granted a target of 59,471 Merger PSUs to replace the 2022 TSR PSUs with a maximum award of 95,154 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a relative total stockholder return performance goal. The grant date fair value of the award, calculated using the Geometric Brownian Motion Model, is $1.3 million, which will be recognized in compensation expense over the performance period ending December 31, 2026.
First Busey Corporation (BUSE) | 47

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted a target of 174,126 PSUs with a maximum award of 278,602 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a relative total stockholder return performance goal. The estimated grant date fair value of the award, calculated using the Geometric Brownian Motion Model, is $3.9 million, which will be recognized in compensation expense over the performance period ending December 31, 2027. Busey expects to finalize the grant date fair value of these awards in the second quarter of 2025.
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted a target of 174,126 PSUs with a maximum award of 278,602 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining an adjusted return on average tangible common equity performance goal. The grant date fair value of the award was $3.9 million, which will be recognized in compensation expense over the performance period ending December 31, 2027. The actual amount of compensation expense recognized for these awards is subject to adjustment based on the extent to which performance goals are expected to be achieved.
A summary of changes in Busey’s PSU awards for the three months ended March 31, 2025, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	372,042	$21.15
Modifications based on CrossFirst acquisition[2]	(181,828)	20.43
Granted	407,723	22.15
Forfeited	(21,180)	21.12
Nonvested at March 31, 2025	576,757	22.08
___________________________________________
1.Shares for PSU awards represent target shares at the grant date.
2.Modifications include PSUs that were converted to RSUs as well as balance adjustments related to the 2023 TSR PSUs and the 2024 TSR PSUs.
DSU Awards
Busey grants DSU awards to its non-employee directors. DSU awards are stock-based awards with a deferred settlement date. Each DSU represents the future right to receive one share of Busey’s common stock. DSUs vest over a one-year period following the grant date. Under the 2020 Equity Plan, DSUs are generally subject to the same terms as RSUs, except that following vesting of DSUs, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company. After vesting and prior to delivery, DSUs will continue to earn dividend equivalents.
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted 39,846 DSUs to non-employee directors. The grant date fair value of the award totaled $0.9 million and will be recognized as compensation expense over the requisite service period of one year. Subsequent to the requisite service period, the awards will become 100% vested.
First Busey Corporation (BUSE) | 48

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s DSU awards for the three months ended March 31, 2025, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	36,893	$23.40
Granted	39,846	22.16
Dividend equivalents earned	2,284	24.28
Vested	(39,177)	23.45
Nonvested at March 31, 2025	39,846	22.16

Vested and outstanding at March 31, 2025	141,214	23.04
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
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 359,808 shares available for issuance under the ESPP as of March 31, 2025.
Stock-based Compensation Expense
Busey did not record any stock option compensation expense for the three months ended March 31, 2025, or 2024. Busey did not have any unrecognized stock option compensation expense as of March 31, 2025.
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

		Three Months Ended March 31,
(dollars in thousands)	Location	2025	2024
Stock-based compensation expense
SSARs	Salaries, wages, and employee benefits	$29	$—
RSU awards	Salaries, wages, and employee benefits	1,989	894
PSU awards[1]	Salaries, wages, and employee benefits	1,090	1,210
DSU awards	Other expense	177	215
ESPP	Salaries, wages, and employee benefits	109	84
Total stock-based compensation expense		$3,394	$2,403
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
First Busey Corporation (BUSE) | 49

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unamortized compensation expense related to nonvested RSU, PSU, and DSU awards is summarized in the table below:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Unamortized stock-based compensation
SSARs	$241	$—
RSU awards	18,174	7,093
PSU awards[1]	10,893	3,043
DSU awards	871	181
Total unamortized stock-based compensation	$30,179	$10,317

Weighted average period over which expense is to be recognized on Busey awards	1.8 years	2.5 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	1.4 years	—
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
NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and Credit Risk
A summary of the contractual amount of Busey’s exposure to off-balance sheet risk relating to the Company’s commitments follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Off-Balance Sheet Commitments
Commitments to extend credit	$4,358,556	$2,512,714
Standby letters of credit	118,038	35,464
Total commitments	$4,476,594	$2,548,178
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
First Busey Corporation (BUSE) | 50

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Franchise Tax Matter
In 2021, Busey received an inquiry from the Illinois Secretary of State, pursuant to which the Illinois Secretary of State asked for additional information regarding certain of Busey’s franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. Busey has been cooperating with the inquiry and has delivered additional BCA forms requested by the Illinois Secretary of State, with a full reservation of rights by Busey, including seeking judicial relief, if necessary, with respect to any potential dispute regarding Busey’s preparation of the BCA forms and the calculation of the franchise taxes due. Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, as is the case with this matter, no accrual is required. It is reasonably possible that this matter could require Busey to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2025. If the likelihood of potential liabilities elevates, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Cash pledged to secure obligations under derivative contracts	$24,404	$21,900
Collateral held to secure obligations under derivative contracts	19,104	20,260
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $500.0 million as of both March 31, 2025, and December 31, 2024, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (Prime Loan Swap). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $200.0 million to reduce Busey’s asset sensitivity (SOFR Loan Swaps). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in the fair value of these interest rate swaps were recorded net of tax in OCI.
First Busey Corporation (BUSE) | 51

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of
(dollars in thousands)	Location	March 31, 2025	December 31, 2024
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		7.50%	7.62%
Weighted average maturity		3.85 years	4.10 years

SOFR Loan Swaps
Notional amount		$200,000	$200,000
Weighted average rate: receive-fixed		3.78%	3.78%
Weighted average variable 1-month CME Term SOFR pay rates		4.47%	—
Weighted average maturity		4.52 years	4.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$1,480	$—
Gross aggregate fair value of swap liabilities	Other liabilities	21,106	27,770

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(13,659)	$(19,805)
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2025.

(dollars in thousands)	As of March 31, 2025
Unrealized losses expected to be reclassified from OCI to interest income	$(744)
Interest income and interest expense recorded on these swap transactions is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,060)	$(2,796)
(Increase) decrease in interest expense on swap transactions	—	483
Net increase (decrease) in net interest income on swap transactions	$(2,060)	$(2,313)
First Busey Corporation (BUSE) | 52

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net gains (losses) relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$4,641	$(5,232)
(Gain) loss reclassified from OCI to interest income, net of tax	1,508	1,999
(Gain) loss reclassified from OCI to interest expense, net of tax	(3)	(345)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$6,146	$(3,578)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $928.5 million as of March 31, 2025, and $719.2 million as of December 31, 2024. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$330,406	$6,327	$156,539	$1,465
Interest rate swaps: receive-floating, pay-fixed	Other assets	598,075	27,061	562,697	28,854
Derivative assets not designated as hedging instruments		$928,481	$33,388	$719,236	$30,319

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$598,075	$27,061	$562,697	$28,854
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	330,406	6,327	156,539	1,465
Derivative liabilities not designated as hedging instruments		$928,481	$33,388	$719,236	$30,319

First Busey Corporation (BUSE) | 53

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are included in the Consolidated Statements of Income (Unaudited) and are summarized as follows:

		Three Months Ended March 31,
(dollars in thousands)	Location	2025	2024
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$3,034	$5,480
Receive-floating, pay-fixed	Noninterest expense	(3,034)	(5,480)
Net change in fair value of interest rate swaps		$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. Under these risk participation agreements, Busey purchased credit risk participation, paying an up-front fee to a counterparty to accept a portion of its credit exposure, and will receive a payment from the counterparty if the swap customer defaults on its obligations. In addition to these agreements Busey entered into, in connection with the CrossFirst acquisition, Busey assumed additional risk participation agreements entered into by CrossFirst, in which CrossFirst purchased credit risk participation, and Busey will receive a payment from the counterparty if the swap customer defaults on its obligations.
In connection with the CrossFirst acquisition, Busey assumed risk participation agreements entered into by CrossFirst, under which CrossFirst sold credit risk participation, receiving an up-front fee from a counterparty in exchange for accepting a portion of the counterparty’s credit exposure. Under these agreements, Busey will be required to make a payment to the counterparty if the swap customer defaults on its obligations.
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between October 2025 and October 2029, and are summarized as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Risk participation agreements purchased
Number of risk participation agreements	10	5
Notional amount	$59,267	$40,092
Fair value	28	5

Risk participation agreements sold
Number of risk participation agreements	12	—
Notional amount	$106,163	$—
Fair value	67	—
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
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$8,206	$165	$2,430	$28
Forward sales commitments	Other assets	1,389	1	3,457	21
Mortgage banking derivative assets		$9,595	$166	$5,887	$49

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$—	$—	$436	$4
Forward sales commitments	Other liabilities	11,813	73	1,955	6
Mortgage banking derivative liabilities		$11,813	$73	$2,391	$10
Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	$242	$262
Gains (losses) on forward sales commitments	(87)	(42)
Net gains (losses) on mortgage banking derivatives	$155	$220
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
Equity Securities
Equity securities are reported at fair value, which is estimated using Level 1 or Level 2 inputs. Fair value measurements of mutual funds or stock in active markets are estimated using unadjusted quoted prices for identical assets at the measurement date and are classified as Level 1. Fair value measurements of stock that are not active use quoted prices for identical or similar assets in markets and are classified as Level 2.
Derivative Assets and Derivative Liabilities
Busey’s derivative assets and derivative liabilities are reported at fair value, which is measured using Level 2 or Level 3 inputs. Fair values of derivative assets and liabilities are estimated based on prices that are obtained from a third-party which uses observable market inputs and, with the exception of risk participation agreements, are classified as Level 2. Due to the significance of unobservable inputs, derivative assets and liabilities related to risk participation agreements are classified as Level 3.
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of March 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$217	$—	$217
Obligations of states and political subdivisions	—	243,864	—	243,864
Asset-backed securities	—	342,676	—	342,676
Commercial mortgage-backed securities	—	80,824	—	80,824
Residential mortgage-backed securities	—	1,495,516	—	1,495,516
Corporate debt securities	—	110,777	—	110,777
Equity securities	824	10,004	—	10,828
Derivative assets	—	35,034	28	35,062
Derivative liabilities	—	54,567	67	54,634
First Busey Corporation (BUSE) | 57

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$1,400	$—	$1,400
Obligations of states and political subdivisions	—	139,829	—	139,829
Asset-backed securities	—	336,557	—	336,557
Commercial mortgage-backed securities	—	92,174	—	92,174
Residential mortgage-backed securities	—	1,087,210	—	1,087,210
Corporate debt securities	—	153,051	—	153,051
Equity securities	5,567	10,295	—	15,862
Derivative assets	—	30,368	5	30,373
Derivative liabilities	—	58,099	—	58,099
Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the tables below:

		Three Months Ended March 31,
(dollars in thousands)	Location	2025	2024
Beginning Balance		$5	$15
Gains (losses) recognized in earnings	Other expense	(3)	(9)
Purchases		—	3
Assumed in acquisition		(41)	—
Ending Balance		$(39)	$9
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
First Busey Corporation (BUSE) | 58

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis:

	As of March 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$21,440	$21,440
Bank property held for sale with impairment	—	—	2,653	2,653

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$616	$616
Bank property held for sale with impairment	—	—	2,841	2,841
The following table presents additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of March 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$21,440	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-47.9)%
Bank property held for sale with impairment	2,653	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -86.8% (-55.0)%

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$616	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-74.9)%
Bank property held for sale with impairment	2,841	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-51.8)%
First Busey Corporation (BUSE) | 59

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows:

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$1,200,292	$1,200,292	$697,659	$697,659
Level 2 inputs:
Debt securities held to maturity	815,402	678,470	826,630	675,053
Loans held for sale	7,270	7,305	3,657	3,726
Restricted bank stock	53,518	53,518	49,930	49,930
Accrued interest receivable	79,673	79,673	45,141	45,141
Level 3 inputs:
Portfolio loans, net	13,673,147	13,610,565	7,613,683	7,426,158
Mortgage servicing rights	1,203	5,311	1,304	5,627
Other servicing rights	2,733	2,883	1,482	1,591

Financial liabilities
Level 2 inputs:
Time deposits	$3,091,076	$3,083,309	$1,490,635	$1,481,591
Securities sold under agreements to repurchase	137,340	137,340	155,610	155,610
Short-term borrowings	11,209	11,130	—	—
Long-term debt	78,542	75,092	—	—
Junior subordinated debt owed to unconsolidated trusts	77,117	70,492	74,815	67,314
Accrued interest payable	41,699	41,699	21,129	21,129
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	227,967	220,355	227,723	219,043
First Busey Corporation (BUSE) | 60

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered. Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if Busey’s outstanding stock options and SSARs were exercised, stock units were vested, and ESPP shares were issued.
Earnings per common share have been computed as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025[1]	2024
Net income (loss)	$(29,990)	$26,225

Weighted average number of common shares outstanding, basic	68,517,647	55,416,589
Dilutive effect of common stock equivalents:
RSU awards	—	653,437
PSU awards	—	293,389
DSU awards	—	33,481
ESPP	—	9,604
Weighted average number of common shares outstanding, diluted	68,517,647	56,406,500

Basic earnings (loss) per common share	$(0.44)	$0.47
Diluted earnings (loss) per common share	$(0.44)	$0.46
___________________________________________
1.Since the Company was in a net loss position for the three months ended March 31, 2025, the inclusion of all potential common shares outstanding would have been anti-dilutive, so basic net loss per common share is the same as diluted net loss per common share.
Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended March 31,
	2025	2024
Anti-dilutive common stock equivalents
Options	15,106	20,386
RSU awards	1,714,130	—
PSU awards	576,757	108,671
DSU awards	39,846	—
ESPP	33,728	—
SSARs	414,855	—
Total anti-dilutive common stock equivalents	2,794,422	129,057
Preferred stock and dividends
On March 1, 2025, associated with the CrossFirst acquisition, Busey issued 7,750 shares of Series A Non-Cumulative Perpetual Preferred Stock. No preferred stock dividend has been declared since issuing the Series A Non-Cumulative Perpetual Preferred Stock.
First Busey Corporation (BUSE) | 61

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated:

	Three Months Ended March 31, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
Unrealized holding gains (losses), net	16,581	—	4,641	21,222
Amounts reclassified from AOCI, net	11,374	—	1,505	12,879
Amortization of unrecognized losses on securities transferred to held to maturity	—	128	—	128
Balance, March 31, 2025	$(137,725)	$(21,426)	$(13,659)	$(172,810)

	Three Months Ended March 31, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2023	$(176,636)	$(25,473)	$(16,694)	$(218,803)
Unrealized holding gains (losses), net	(5,681)	—	(5,232)	(10,913)
Amounts reclassified from AOCI, net	4,863	—	1,654	6,517
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,009	—	1,009
Balance, March 31, 2024	$(177,454)	$(24,464)	$(20,272)	$(222,190)
NOTE 16. OPERATING SEGMENTS AND RELATED INFORMATION
Busey’s reportable segments are determined by its chief executive officer, who is the designated chief operating decision maker. Busey is organized into three reportable operating segments: Banking, Wealth Management, and FirsTech. These operating segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies.
First Busey Corporation (BUSE) | 62

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Banking
The Banking operating segment provides a full range of banking services to individual and corporate customers through First Busey Corporation’s wholly-owned bank subsidiaries, Busey Bank and CrossFirst Bank.
Busey Bank has 62 banking centers located throughout Illinois; the St. Louis, Missouri metropolitan area; southwest Florida; and Indianapolis, Indiana.
CrossFirst Bank has 16 banking centers located in Leawood, Kansas; Wichita, Kansas; Kansas City, Missouri; Oklahoma City, Oklahoma; Tulsa, Oklahoma; Dallas, Texas; Fort Worth, Texas; Frisco, Texas; Phoenix, Arizona; Tucson, Arizona; Colorado Springs, Colorado; Denver, Colorado; and Clayton, New Mexico. The newest banking center located in Oklahoma was opened on April 7, 2025.
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
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage Busey’s financial performance. The accounting policies of Busey’s operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” of Busey’s 2024 Annual Report. Busey accounts for intersegment revenue and transfers at current market prices.
First Busey Corporation (BUSE) | 63

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill and total assets are summarized below by operating segment. The “other” category included in the tables below consists of the parent company and the elimination of intercompany transactions:

	As of March 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$362,039	$14,108	$8,992	$—	$385,139
Total assets	19,271,919	130,700	46,188	15,445	19,464,252

	As of December 31, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$310,595	$14,108	$8,992	$—	$333,695
Total assets	11,856,651	126,180	57,737	6,154	12,046,722
First Busey Corporation (BUSE) | 64

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized below:

	Three Months Ended March 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$166,812	$—	$—	$3	$166,815
Intersegment interest income	—	—	13	(13)	—
Interest expense	58,517	—	—	4,567	63,084
Intersegment interest expense	491	—	—	(491)	—
Net interest income	107,804	—	13	(4,086)	103,731
Provision for credit losses	42,452	—	—	—	42,452
Net interest income after provision for credit losses	65,352	—	13	(4,086)	61,279

Noninterest income
Wealth management fees	—	17,364	—	—	17,364
Fees for customer services	8,128	—	—	—	8,128
Payment technology solutions	—	—	5,073	—	5,073
All other noninterest income	(9,248)	202	(2)	(294)	(9,342)
Intersegment noninterest income	352	—	345	(697)	—
Noninterest income	(768)	17,566	5,416	(991)	21,223

Revenue	107,036	17,566	5,429	(5,077)	124,954

Noninterest expense
Salaries, wages, and employee benefits	46,726	7,031	2,481	11,325	67,563
Data processing	7,949	593	937	96	9,575
Amortization of intangible assets	2,841	242	—	—	3,083
Interchange expense	—	—	1,343	—	1,343
All other noninterest expense	22,966	737	617	9,287	33,607
Intersegment noninterest expense	4,665	780	369	(5,814)	—
Noninterest expense	85,147	9,383	5,747	14,894	115,171

Income (loss) before income taxes	(20,563)	8,183	(318)	(19,971)	(32,669)
Income taxes	(870)	1,964	(79)	(3,694)	(2,679)
Net income (loss)	$(19,693)	$6,219	$(239)	$(16,277)	$(29,990)
First Busey Corporation (BUSE) | 65

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$125,810	$—	$—	$10	$125,820
Intersegment interest income	—	—	13	(13)	—
Interest expense	45,323	—	—	4,643	49,966
Intersegment interest expense	867	—	—	(867)	—
Net interest income	79,620	—	13	(3,779)	75,854
Provision for credit losses	5,038	—	—	—	5,038
Net interest income after provision for credit losses	74,582	—	13	(3,779)	70,816

Noninterest income
Wealth management fees	—	15,549	—	—	15,549
Fees for customer services	7,056	—	—	—	7,056
Payment technology solutions	—	—	5,709	—	5,709
All other noninterest income	6,013	163	—	423	6,599
Intersegment noninterest income	316	—	262	(578)	—
Noninterest income	13,385	15,712	5,971	(155)	34,913

Revenue	93,005	15,712	5,984	(3,934)	110,767

Noninterest expense
Salaries, wages, and employee benefits	27,361	6,759	2,449	5,521	42,090
Data processing	5,033	516	858	143	6,550
Amortization of intangible assets	2,102	307	—	—	2,409
Interchange expense	—	—	1,611	—	1,611
All other noninterest expense	15,014	780	585	1,730	18,109
Intersegment noninterest expense	2,877	774	363	(4,014)	—
Noninterest expense	52,387	9,136	5,866	3,380	70,769

Income (loss) before income taxes	35,580	6,576	118	(7,314)	34,960
Income taxes	9,088	1,578	32	(1,963)	8,735
Net income	$26,492	$4,998	$86	$(5,351)	$26,225
First Busey Corporation (BUSE) | 66

Table of Contents    Contents of Item 2. MD&A
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Contents of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (“MD&A”)
First Busey Corporation (BUSE) | 67

Table of Contents    Contents of Item 2. MD&A
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three months ended March 31, 2025, and should be read in conjunction with Busey’s Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as Busey’s 2024 Annual Report.
BUSINESS
First Busey Corporation is a $19.46 billion financial holding company headquartered in Leawood, Kansas. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Busey provides a full range of banking, wealth management, and payment technology solutions to individuals and corporate clients through its subsidiaries, Busey Bank, CrossFirst Bank (since March 1, 2025), and FirsTech.
Banking Center Markets
Busey Bank, headquartered in Champaign, Illinois, serves the Illinois banking market with 50 banking centers, including 21 located within central Illinois, 17 located within the suburban Chicago market, and 12 located within the St. Louis Metropolitan Statistical Area. Busey’s Illinois markets feature several Fortune 1000 companies. Those organizations, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
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
Busey Bank has one banking center in the Indianapolis, Indiana, area, which is the most populous city of Indiana with a diverse economy, due in part to it serving as the headquarters of many large corporations.
CrossFirst Bank, headquartered in Leawood, Kansas, serves high-growth metro markets with two banking centers located in Arizona, two in Colorado, three in Kansas, one in Missouri, one in New Mexico, three in Oklahoma, and four in Texas. CrossFirst Bank’s results of operations were included in Busey’s consolidated results of operations beginning March 1, 2025. Busey will operate CrossFirst Bank as a separate banking subsidiary until it is merged with and into Busey Bank, which is expected to occur on June 20, 2025. At the time of the bank merger, CrossFirst Bank locations will become banking centers of Busey Bank.
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit franchise is a critical value driver of the institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities it serves. As of March 31, 2025, Busey’s loan to deposit ratio was 84.3% and core deposits represented 90.3% of total deposits. Furthermore, Busey has sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
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
First Busey Corporation (BUSE) | 68

Table of Contents    Contents of Item 2. MD&A
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. As of March 31, 2025, Busey’s leverage ratio of Tier 1 capital to average assets was 12.9%, its common equity Tier 1 capital to risk weighted assets ratio was 12.0%, and its total capital to risk weighted assets ratio was 14.9%.
Mergers and Acquisitions
CrossFirst Bankshares, Inc.
Effective March 1, 2025, First Busey Corporation, the holding company for Busey Bank, completed its previously announced acquisition of CrossFirst, the holding company for CrossFirst Bank, pursuant to an Agreement and Plan of Merger, dated August 26, 2024, by and between Busey and CrossFirst. The acquisition was accretive to tangible book value, exceeding initial projections of a six-month earn back period.
Further details about the completion of the merger are included with Busey’s Current Report on Form 8‑K announcing completion of the merger, which was filed with the SEC on March 3, 2025.
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
For further information regarding these acquisitions, see “Note 2. Mergers and Acquisitions” in the Notes to the Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 69

Table of Contents    Contents of Item 2. MD&A
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2025
Net Income
The transformative acquisition of CrossFirst on March 1, 2025, significantly impacted first quarter 2025 results and reset the baseline performance for future periods in a multitude of positive ways. Results of Busey’s operations, by operating segment, are presented below:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income (loss)
Banking	$(19,693)	$26,492
Wealth Management	6,219	4,998
FirsTech	(239)	86
Other	(16,277)	(5,351)
Net income (loss)	$(29,990)	$26,225
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating expenses, including acquisition expenses, restructuring charges, and non-recurring strategic events, as adjustments to net income reported under GAAP. Non-operating expenses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Non-operating expenses by income statement location
Provision for credit losses	$42,433	$—
Salaries, wages, and employee benefits	15,878	123
Data processing	2,302	100
Combined, net occupancy expense of premises and furniture and equipment expenses	—	37
Professional fees	7,294	137
Other noninterest expense	3,691	11
Total non-operating expenses	$71,598	$408

Non-operating expenses by business objective
Acquisition expenses:
Day 2 provision for credit losses	$42,433	$—
Day 2 provision for unfunded commitments	3,139	—
Other acquisition expenses	26,026	285
Acquisition expenses[1]	71,598	285
Restructuring expenses[2]	—	123
Total non-operating expenses	$71,598	$408
___________________________________________
1.Acquisition expenses were related to the acquisition of CrossFirst, which was completed on March 1, 2025, and the acquisition of M&M, which was completed on April 1, 2024.
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
First Busey Corporation (BUSE) | 70

Table of Contents    Contents of Item 2. MD&A
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance. In addition to the non-operating expenses in the table above, adjusted operating performance metrics also reflect adjustments for strategic balance sheet repositioning and net securities gains and losses to align with industry and research analyst reporting. The objective of Busey’s presentation of adjusted earnings and adjusted earnings metrics is to allow investors and analysts to more clearly identify quarterly trends in core earnings performance:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Net income (loss) (GAAP)	$(29,990)	$26,225
Adjusted net income (Non-GAAP)[1,2]	$39,898	$25,713

Diluted earnings (loss) per common share (GAAP)	$(0.44)	$0.46
Adjusted diluted earnings per common share (Non-GAAP)[1,2,3]	$0.57	$0.46

Return on average assets (Non-GAAP)[1,4]	(0.82)%	0.88%
Adjusted return on average assets (Non-GAAP)[1,2,4]	1.09%	0.86%

Return on average tangible common equity (Non-GAAP)[1,4]	(7.99)%	11.43%
Adjusted return on average tangible common equity (Non-GAAP)[1,2,4]	10.64%	11.21%

Pre-provision net revenue (Non-GAAP)[1]	$25,551	$46,373
Adjusted pre-provision net revenue (Non-GAAP)[1]	$54,718	$38,638

Pre-provision net revenue to average total assets (Non-GAAP)[1,4]	0.70%	1.55%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,4]	1.50%	1.29%
___________________________________________
1.For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Beginning in 2025, Busey revised its calculation of adjusted net income for all periods presented to include, as applicable, adjustments for net securities gains and losses, realized net gains and losses on the sale of mortgage servicing rights, and non-recurring deferred tax valuation adjustments.
3.Dilution includes shares that would have been dilutive if there had been net income during the period.
4.Annualized measure.
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
Consolidated Average Balance Sheets and Interest Rates
First Busey Corporation (BUSE) | 71

Table of Contents    Contents of Item 2. MD&A
The table below presents Busey’s Consolidated Average Balance Sheets, summarizing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis:

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$688,233	$7,584	4.47%	$488,610	$6,471	5.33%
Investment securities:
U.S. Government obligations	41,729	503	4.89%	12,405	62	2.01%
Obligations of states and political subdivisions[1]	192,984	1,531	3.22%	165,446	1,147	2.79%
Other securities	2,547,722	17,076	2.72%	2,729,293	18,819	2.77%
Restricted bank stock	51,146	759	6.02%	6,000	87	5.83%
Loans held for sale	3,443	55	6.48%	4,833	72	5.98%
Portfolio loans[1,2]	9,838,337	139,844	5.76%	7,599,316	99,611	5.27%
Total interest-earning assets[1,3]	13,363,594	$167,352	5.08%	11,005,903	$126,269	4.61%

Cash and due from banks	172,788			105,583
Premises and equipment	140,490			122,291
ACL	(131,800)			(92,137)
Other assets	1,286,226			882,568
Total assets	$14,831,298			$12,024,208

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,646,916	$10,928	1.67%	$2,524,757	$10,811	1.72%
Savings and money market deposits	4,443,528	27,592	2.52%	3,076,203	16,388	2.14%
Time deposits	2,052,337	18,792	3.71%	1,729,145	16,769	3.90%
Federal funds purchased and repurchase agreements	144,838	876	2.45%	178,659	1,372	3.09%
Borrowings[4]	264,615	3,541	5.43%	250,882	3,637	5.83%
Junior subordinated debt issued to unconsolidated trusts	75,607	1,355	7.27%	72,009	989	5.52%
Total interest-bearing liabilities	9,627,841	$63,084	2.66%	7,831,655	$49,966	2.57%

Net interest spread[1]			2.42%			2.04%

Noninterest-bearing deposits	3,036,127			2,708,586
Other liabilities	232,254			208,243
Stockholders’ equity	1,935,076			1,275,724
Total liabilities and stockholders’ equity	$14,831,298			$12,024,208

Interest income / earning assets[1,3]	$13,363,594	$167,352	5.08%	$11,005,903	$126,269	4.61%
Interest expense / earning assets	13,363,594	63,084	1.92%	11,005,903	49,966	1.82%
Net interest margin[1]		$104,268	3.16%		$76,303	2.79%
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
First Busey Corporation (BUSE) | 72

Table of Contents    Contents of Item 2. MD&A
3.Interest income includes tax-equivalent adjustments of $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
Notable changes in average assets and average liabilities are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Average interest-earning assets	$13,363,594	$11,005,903	$2,357,691	21.4%
Average interest-bearing liabilities	9,627,841	7,831,655	1,796,186	22.9%
Average noninterest-bearing deposits	3,036,127	2,708,586	327,541	12.1%

Total average deposits	12,178,908	10,038,691	2,140,217	21.3%
Total average liabilities	12,896,222	10,748,484	2,147,738	20.0%

Average noninterest-bearing deposits as a percent of total average deposits	24.9%	27.0%	(210) bps
Total average deposits as a percent of total average liabilities	94.4%	93.4%	100 bps
Changes in net interest income and net interest margin are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$167,352	$126,269	$41,083	32.5%
Interest expense	(63,084)	(49,966)	(13,118)	(26.3)%
Net interest income, on a tax-equivalent basis[1]	$104,268	$76,303	$27,965	36.6%

Net interest margin[1,2]	3.16%	2.79%	37 bps
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
Busey continues to evaluate and execute off-balance sheet hedging and balance sheet repositioning strategies as well as embedding rate protection in its asset originations to provide stabilization to net interest income in lower rate environments. Time deposit and savings specials have provided funding flows, and Busey had excess earning cash during the first quarter of 2025. A portion of the acquired CrossFirst Bank securities portfolio was liquidated when the acquisition was finalized, providing additional excess cash that will allow Busey to pay down non-core funding. As brokered CDs mature, Busey will continue to deploy excess cash to reduce wholesale funding levels.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below:

	Three Months Ended March 31,
	2025	2024
Net interest spread[1]	2.42%	2.04%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
First Busey Corporation (BUSE) | 73

Table of Contents    Contents of Item 2. MD&A
Annualized net interest margins for the quarterly periods indicated were as follows:

	2025	2024
First Quarter	3.16%	2.79%
Second Quarter		3.03%
Third Quarter		3.02%
Fourth Quarter		2.95%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2024 Annual Report.
Noninterest Income
Changes in noninterest income are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$17,364	$15,549	$1,815	11.7%
Payment technology solutions	5,073	5,709	(636)	(11.1)%
Combined, wealth management fees and payment technology solutions	22,437	21,258	1,179	5.5%

Fees for customer services	8,128	7,056	1,072	15.2%
Mortgage revenue	329	746	(417)	(55.9)%
Income on bank owned life insurance	1,446	1,419	27	1.9%
Realized net gains (losses) on the sale of mortgage servicing rights	—	7,465	(7,465)	(100.0)%

Securities income:
Realized net gains (losses) on securities	(15,537)	(6,802)	(8,735)	(128.4)%
Unrealized net gains (losses) recognized on equity securities	(231)	427	(658)	(154.1)%
Net securities gains (losses)	(15,768)	(6,375)	(9,393)	(147.3)%

Other noninterest income	4,651	3,344	1,307	39.1%
Total noninterest income	$21,223	$34,913	$(13,690)	(39.2)%

Assets under care as of period end	$13,677,866	$12,762,786	$915,080	7.2%
Total noninterest income was $21.2 million for the three months ended March 31, 2025, a decrease of 39.2% from the comparable period in 2024, primarily due to net securities losses that were recorded in connection with a strategic balance sheet repositioning.
First Busey Corporation (BUSE) | 74

Table of Contents    Contents of Item 2. MD&A
Wealth management fees were $17.4 million for the three months ended March 31, 2025, an 11.7% increase from the comparable period for 2024, primarily due to increases in trust fee income. On a segment basis, Busey’s Wealth Management division contributed $17.6 million for the three months ended March 31, 2025, which included approximately $0.2 million reported as other noninterest income. Busey’s Wealth Management division ended the first quarter of 2025 with $13.68 billion in assets under care, an increase of 7.2% compared to the balance on March 31, 2024. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Income from payment technology solutions relates to Busey’s payment processing company, FirsTech. Payment technology solutions income was $5.1 million for the three months ended March 31, 2025, an 11.1% decrease from the comparable period in 2024, primarily due to decreases in income from electronic payments, online bill payments, and interactive voice response payments, partially offset by increases in income from lockbox processing and merchant services. On a segment basis, FirsTech contributed $5.4 million for the three months ended March 31, 2025.
On a segment basis, noninterest income generated from Busey’s Wealth Management and FirsTech operating segments contributed $23.0 million for the three months ended March 31, 2025, adding revenue diversification and providing a balance to spread-based revenue from traditional banking activities. For additional information about Busey’s operating segments, see “Note 16. Operating Segments and Related Information.”
Fees for customer services were $8.1 million for the three months ended March 31, 2025, a 15.2% increase from the comparable period in 2024, primarily due to increases in analysis charges, automated teller machine fees, and interchange fees, partially offset by lower non-sufficient funds charges. Increases in fees for customer services are primarily attributable to the inclusion of one month of CrossFirst’s income in operating results.
Mortgage revenue was $0.3 million for the three months ended March 31, 2025, a 55.9% decrease from the comparable period in 2024. Decreases were primarily based on sold-loan mortgage volume and decreased servicing income. General economic conditions and interest rate volatility may impact future mortgage revenue.
Income on bank owned life insurance was $1.4 million for the three months ended March 31, 2025, a 1.9% increase from the comparable period in 2024, which included a $0.2 million increase in the cash surrender value of the policies and a $0.2 million decrease in earnings on death proceeds.
During the three months ended March 31, 2025, Busey did not record any realized gains on the sale of mortgage servicing rights. In comparison, during the three months ended March 31, 2024, Busey recognized a $7.5 million gain on the sale of mortgage servicing rights in connection with a strategic two-part balance sheet repositioning.
Net securities losses of $15.8 million were realized during the three months ended March 31, 2025, a 147.3% increase over the net securities losses realized during the comparable period in 2024. Losses for the three months ended March 31, 2025, were comprised of $15.5 million of realized net losses on securities associated with a strategic balance sheet repositioning and $0.2 million of unrealized net losses recognized on equity securities. Proceeds from the balance sheet repositioning were used to purchase higher-yielding securities.
Other noninterest income was $4.7 million for the three months ended March 31, 2025, a 39.1% increase from the comparable period in 2024. The increase was primarily driven by increases in swap origination fees, gains on commercial loan sales, Life Equity Loan® servicing income, and OREO income, offset by decreases in venture capital income.
First Busey Corporation (BUSE) | 75

Table of Contents    Contents of Item 2. MD&A
Noninterest Expense
Changes in noninterest expense are summarized as follows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$67,563	$42,090	$25,473	60.5%
Data processing	9,575	6,550	3,025	46.2%

Premises expenses:
Net occupancy expense of premises	5,799	4,720	1,079	22.9%
Furniture and equipment expenses	1,744	1,813	(69)	(3.8)%
Combined, net occupancy expense of premises and furniture and equipment expenses	7,543	6,533	1,010	15.5%

Professional fees	9,511	2,253	7,258	322.1%
Amortization of intangible assets	3,083	2,409	674	28.0%
Interchange expense	1,343	1,611	(268)	(16.6)%
FDIC insurance	2,167	1,400	767	54.8%
Other noninterest expense	14,386	7,923	6,463	81.6%
Total noninterest expense	$115,171	$70,769	$44,402	62.7%

Income taxes	$(2,679)	$8,735	$(11,414)	(130.7)%
Effective income tax rate	8.2%	25.0%	(1,680) bps

Efficiency ratio (Non-GAAP)[1]	79.4%	58.1%	2,130 bps
Adjusted efficiency ratio (Non-GAAP)[1]	58.7%	62.3%	(360) bps

Full-time equivalent associates as of period-end	1,965	1,464	501	34.2%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $115.2 million for the three months ended March 31, 2025, a 62.7% increase from the comparable period in 2024. Growth in noninterest expense was primarily attributable to non-recurring acquisition expenses related to the CrossFirst acquisition as well as added costs for operating expenses for two banks during one month of the quarter. Pre-tax non-operating acquisition and restructuring expenses contributed $29.2 million to total noninterest expense for the three months ended March 31, 2025, compared to $0.4 million for the comparable period in 2024. Excluding non-operating expenses, noninterest expense was $86.0 million for the three months ended March 31, 2025, a 22.2% increase from the comparable period in 2024.
Annual pre-tax expense synergy estimates resulting from the CrossFirst acquisition remain on track at an estimated $25.0 million when fully realized. Busey anticipates a 50% rate of synergy realization in 2025 and 100% in 2026.
First Busey Corporation (BUSE) | 76

Table of Contents    Contents of Item 2. MD&A
Salaries, wages, and employee benefits were $67.6 million for the three months ended March 31, 2025, a 60.5% increase from the comparable period in 2024. Increases were partially attributable to non-operating expenses, with additional severance, retention, and stock-based compensation. Excluding non-operating expenses, salaries, wages, and employee benefits were $51.7 million for the three months ended March 31, 2025, a 23.2% increase from $42.0 million in the comparable period in 2024. Busey has added 501 full time equivalent associates (“FTEs”) over the past year, mostly as a result of acquisitions, including 437 CrossFirst Bank FTEs added in March 2025 and 46 M&M Bank FTEs added in April 2024.
Data processing expense was $9.6 million for the three months ended March 31, 2025, a 46.2% increase from the comparable period in 2024. Excluding non-operating expenses, data processing expense was $7.3 million for the three months ended March 31, 2025, a 12.8% increase from the comparable period in 2024. Increases were primarily attributable to Company-wide investments in technology enhancements, including increases related to operating two banks for one month during the quarter, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $7.5 million for the three months ended March 31, 2025, a 15.5% increase from the comparable period in 2024. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities. CrossFirst Bank added 16 banking centers in the first quarter of 2025 and M&M Bank added four banking centers in the second quarter of 2024.
Professional fees were $9.5 million for the three months ended March 31, 2025, a 322.1% increase from the comparable period in 2024. Excluding non-operating expenses, professional fees were $2.2 million for the three months ended March 31, 2025, a 4.8% increase from the comparable period in 2024, primarily as a result of increases in legal costs.
Amortization of intangible assets was $3.1 million for the three months ended March 31, 2025, a 28.0% increase from the comparable period for 2024. The CrossFirst acquisition added an estimated $81.8 million of finite-lived intangible assets, which will be amortized using an accelerated amortization methodology.
Interchange expense was $1.3 million for the three months ended March 31, 2025, a 16.6% decrease from the comparable period in 2024. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense was $2.2 million for the three months ended March 31, 2025, a 54.8% increase from the comparable period in 2024 due to the CrossFirst acquisition.
Other noninterest expense was $14.4 million for the three months ended March 31, 2025, an 81.6% increase from the comparable period in 2024. Excluding non-operating expenses, other noninterest expense was $10.7 million for the three months ended March 31, 2025, a 35.2% increase from $7.9 million for the comparable period in 2024. Changes in other noninterest expense are attributable to multiple items, including marketing and business development, other real estate owned, and fluctuations in the provision for unfunded commitments outside of the non-operating Day 2 provision recorded in connection with the CrossFirst acquisition.
Efficiency Ratio
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 79.4% for the three months ended March 31, 2025, compared to 58.1% for the same period in 2024.
Busey’s adjusted efficiency ratio2 was 58.7% for the three months ended March 31, 2025, compared to 62.3% for the same period in 2024.
2 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 77

Table of Contents    Contents of Item 2. MD&A
Taxes
Busey’s effective income tax rate was 8.2% for the three months ended March 31, 2025. A $4.6 million non-recurring deferred tax valuation expense was recorded in connection with the CrossFirst acquisition, which is expected to lower the effective blended state tax rate in future periods but created a negative adjustment to the carrying value of the deferred tax asset in the current period.
Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of March 31, 2025, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings and by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows as of each of the dates indicated:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Assets
Debt securities available for sale	$2,273,874	$1,810,221	$463,653	25.6%
Debt securities held to maturity	815,402	826,630	(11,228)	(1.4)%
Portfolio loans, net of ACL	13,673,147	7,613,683	6,059,464	79.6%
Total assets	19,464,252	12,046,722	7,417,530	61.6%

Liabilities
Deposits:
Noninterest-bearing	3,693,070	2,719,907	973,163	35.8%
Interest-bearing	12,766,400	7,262,583	5,503,817	75.8%
Total deposits	16,459,470	9,982,490	6,476,980	64.9%
Securities sold under agreements to repurchase	137,340	155,610	(18,270)	(11.7)%
Subordinated notes, net of unamortized issuance costs	227,967	227,723	244	0.1%
Junior subordinated debt owed to unconsolidated trusts	77,117	74,815	2,302	3.1%
Total liabilities	17,284,646	10,663,453	6,621,193	62.1%

Stockholders’ equity	2,179,606	1,383,269	796,337	57.6%
First Busey Corporation (BUSE) | 78

Table of Contents    Contents of Item 2. MD&A
Portfolio Loans
Busey believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. CrossFirst Bank’s policies are similar in nature to Busey Bank’s policies, and Busey is in the process of migrating the CrossFirst Bank portfolio to Busey Bank’s policies. While not specifically limited, Busey attempts to focus its lending on short to intermediate-term loans (0-10 years) in geographic areas within 125 miles of its lending offices. Loans originated outside of these areas are generally to existing customers of Busey Bank. Busey attempts to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
Management reviews and approves Busey Bank’s lending policies and procedures on a regular basis. Management routinely—at least quarterly—reviews the ACL in conjunction with reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans. Busey’s underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. Significant underwriting factors in addition to location, duration, a sound and profitable cash flow basis, and the borrower’s character, include the quality of the borrower’s financial history, the liquidity of the underlying collateral, and the reliability of the valuation of the underlying collateral.
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
Busey Bank’s lending can be summarized into five primary lending activities, which can be further categorized as either commercial or retail lending. Commercial lending activities consist of C&I and other commercial loans, CRE loans, and real estate construction loans while retail lending activities consist of retail real estate loans and retail other loans. A description of each of the five primary areas can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Loans” of Busey’s 2024 Annual Report.
First Busey Corporation (BUSE) | 79

Table of Contents    Contents of Item 2. MD&A
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Commercial loans
C&I and other commercial	$4,513,543	$1,904,515	$2,609,028	137.0%
CRE	5,573,766	3,269,564	2,304,202	70.5%
Real estate construction	1,051,179	378,209	672,970	177.9%
Total commercial loans	11,138,488	5,552,288	5,586,200	100.6%
Retail loans
Retail real estate	2,245,705	1,696,457	549,248	32.4%
Retail other	484,164	448,342	35,822	8.0%
Total retail loans	2,729,869	2,144,799	585,070	27.3%
Total portfolio loans	13,868,357	7,697,087	6,171,270	80.2%
ACL	(195,210)	(83,404)	(111,806)	134.1%
Portfolio loans, net of ACL	$13,673,147	$7,613,683	$6,059,464	79.6%
Total portfolio loans totaled $13.87 billion at March 31, 2025, compared to $7.70 billion at December 31, 2024. Busey Bank’s portfolio loans grew by $133.6 million during the first quarter of 2025, with growth centered in the commercial category. In addition, as of March 31, 2025, CrossFirst Bank added $6.04 billion in loans to Busey’s loan portfolio. As has been Busey’s practice, the Company remains steadfast in its conservative approach to underwriting and disciplined approach to pricing, particularly given Busey’s outlook for the economy in the coming quarters.
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity.

	As of
	March 31, 2025	December 31, 2024
Commercial loans
C&I and other commercial	32.5%	24.8%
CRE	40.2%	42.5%
Real estate construction	7.6%	4.9%
Total commercial loans	80.3%	72.2%
Retail loans
Retail real estate	16.2%	22.0%
Retail other	3.5%	5.8%
Total retail loans	19.7%	27.8%
Total portfolio loans	100.0%	100.0%
First Busey Corporation (BUSE) | 80

Table of Contents    Contents of Item 2. MD&A
Busey Bank’s loan origination occurs in the Illinois and Missouri markets, with the remainder in the Florida and Indiana markets. CrossFirst Bank’s loan origination occurs across seven states and includes several verticals. The geographic distribution of Busey Bank loans originated in each of these markets is presented in the tables below, along with CrossFirst totals in each category:

	As of March 31, 2025
(dollars in thousands)	Illinois	Missouri	Florida	Indiana	CrossFirst[1]	Total
Commercial loans
C&I and other commercial	$1,620,858	$276,593	$58,940	$98,018	2,459,134	$4,513,543
CRE	2,236,810	544,190	242,105	187,593	2,363,068	5,573,766
Real estate construction	271,390	44,350	27,149	79,032	629,258	1,051,179
Total commercial loans	4,129,058	865,133	328,194	364,643	5,451,460	11,138,488
Retail loans
Retail real estate	1,267,835	203,722	128,455	81,651	564,042	2,245,705
Retail other	459,295	1,533	566	609	22,161	484,164
Total retail loans	1,727,130	205,255	129,021	82,260	586,203	2,729,869
Total portfolio loans	$5,856,188	$1,070,388	$457,215	$446,903	$6,037,663	13,868,357
ACL						(195,210)
Portfolio loans, net of ACL						$13,673,147
___________________________________________
1.Due to the timing of the acquisition, CrossFirst data is shown in total. Busey will review and enhance future disclosures starting in the second quarter of 2025 after the banks have merged.

	As of December 31, 2024
(dollars in thousands)	Illinois	Missouri	Florida	Indiana	Total
Commercial loans
C&I and other commercial	$1,493,670	$276,140	$58,277	$76,428	$1,904,515
CRE	2,285,915	560,337	245,918	177,394	3,269,564
Real estate construction	232,898	40,816	30,826	73,669	378,209
Total commercial loans	4,012,483	877,293	335,021	327,491	5,552,288
Retail loans
Retail real estate	1,275,834	211,878	128,352	80,393	1,696,457
Retail other	443,164	3,731	683	764	448,342
Total retail loans	1,718,998	215,609	129,035	81,157	2,144,799
Total portfolio loans	$5,731,481	$1,092,902	$464,056	$408,648	7,697,087
ACL					(83,404)
Portfolio loans, net of ACL					$7,613,683
First Busey Corporation (BUSE) | 81

Table of Contents    Contents of Item 2. MD&A
CRE loans made up 40.2% of Busey’s total loan portfolio as of March 31, 2025, and were 21.8% owner occupied. CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of March 31, 2025
	CRE Loans	Owned By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Investor	Occupant
Industry
Industrial/Warehouse	$1,336,299	$889,654	$446,645	33.4%
Apartments	942,806	942,806	—	—%
Retail	862,983	746,025	116,958	13.6%
Traditional Office	689,888	490,948	198,940	28.8%
Land, Acquisition, and Development	661,773	657,238	4,535	0.7%
Specialty	479,967	174,718	305,249	63.6%
Hotel	376,516	375,929	587	0.2%
Medical Office	235,541	161,225	74,316	31.6%
Student Housing	232,099	232,099	—	—%
Senior Housing	230,423	179,237	51,186	22.2%
1-4 Family	207,717	172,147	35,570	17.1%
Restaurant	154,820	29,747	125,073	80.8%
Nursing Homes	112,871	111,240	1,631	1.4%
Health Care	22,267	20,000	2,267	10.2%
Other	119,676	30,131	89,545	74.8%
Total	$6,665,646	$5,213,144	$1,452,502	21.8%
Allowance and Provision for Credit Losses
The ACL is a significant estimate on Busey’s unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision expenses (releases) were recorded as follows for each of the years indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision for credit losses	$42,452	$5,038
The 2025 provision for credit losses includes $42.4 million provision expense recorded to establish an initial ACL for non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326-20-30-15. The remaining first quarter 2025 provision between Busey Bank and CrossFirst Bank was immaterial.
First Busey Corporation (BUSE) | 82

Table of Contents    Contents of Item 2. MD&A
The ACL and the ratio of ACL to portfolio loan balances is presented below by lending activity:

	As of March 31, 2025			As of December 31, 2024
(dollars in thousands)	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$4,513,543	$89,304	1.98%	$1,904,515	$21,589	1.13%
CRE	5,573,766	68,478	1.23%	3,269,564	32,301	0.99%
Real estate construction	1,051,179	8,689	0.83%	378,209	3,345	0.88%
Total commercial	11,138,488	166,471	1.49%	5,552,288	57,235	1.03%
Retail
Retail real estate	2,245,705	26,399	1.18%	1,696,457	23,711	1.40%
Retail other	484,164	2,340	0.48%	448,342	2,458	0.55%
Total retail	2,729,869	28,739	1.05%	2,144,799	26,169	1.22%
Total	$13,868,357	$195,210	1.41%	$7,697,087	$83,404	1.08%
As of March 31, 2025, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
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
First Busey Corporation (BUSE) | 83

Table of Contents    Contents of Item 2. MD&A
The following table sets forth information concerning non-performing loans and performing restructured loans, as of each of the dates indicated:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Portfolio loans	$13,868,357	$7,697,087	$6,171,270	80.2%
Loans 30 – 89 days past due	18,554	8,124	10,430	128.4%
Total assets	19,464,252	12,046,722	7,417,530	61.6%

Non-performing assets
Non-performing loans:
Non-accrual loans	$48,647	$22,088	$26,559	120.2%
Loans 90+ days past due and still accruing	6,077	1,149	4,928	428.9%
Total non-performing loans	54,724	23,237	31,487	135.5%
OREO and other repossessed assets	4,757	63	4,694	7450.8%
Total non-performing assets	59,481	23,300	36,181	155.3%
Substandard (excludes 90+ days past due)	131,078	62,023	69,055	111.3%
Classified assets	$190,559	$85,323	$105,236	123.3%

ACL	$195,210	$83,404	$111,806	134.1%
Bank Tier 1 Capital	2,073,221	1,438,296	634,925	44.1%

Ratios
ACL to portfolio loans	1.41%	1.08%	33 bps
ACL to non-accrual loans	4.01 x	3.78 x	2,300 bps
ACL to non-performing loans	3.57 x	3.59 x	(200) bps
ACL to non-performing assets	3.28 x	3.58 x	(3,000) bps
Non-accrual loans to portfolio loans	0.35%	0.29%	6 bps
Non-performing loans to portfolio loans	0.39%	0.30%	9 bps
Non-performing assets to total assets	0.31%	0.19%	12 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.43%	0.30%	13 bps
Classified assets to Bank Tier 1 Capital and ACL	8.40%	5.61%	279 bps
Largely in connection with the CrossFirst acquisition, Busey’s total assets grew by 61.6% to $19.46 billion as of March 31, 2025, compared to $12.05 billion as of December 31, 2024. Busey’s loan portfolio grew by 80.2% to $13.87 billion as of March 31, 2025, compared to $7.70 billion as of December 31, 2024.
Asset quality remains strong by both Busey’s historical and current industry trends, and Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
Non-performing loan balances increased to $54.7 million as of March 31, 2025, compared to $23.2 million as of December 31, 2024. Busey Bank’s non-performing loans were $6.8 million, a decrease of $16.4 million compared to December 31, 2024. CrossFirst Bank’s non-performing loans were $47.9 million as of March 31, 2025. Non-performing loans represented 0.39% of portfolio loans as of March 31, 2025, compared to 0.30% as of December 31, 2024. Busey’s allowance for credit losses provided coverage of 3.57 times non-performing loans at March 31, 2025, compared to 3.59 times at December 31, 2024.
First Busey Corporation (BUSE) | 84

Table of Contents    Contents of Item 2. MD&A
Non-performing assets, which includes non-performing loans, OREO, and other repossessed assets, increased to $59.5 million as of March 31, 2025, compared to $23.3 million as of December 31, 2024. Busey Bank’s non-performing assets were $7.1 million, a decrease of $16.2 million compared to December 31, 2024. CrossFirst Bank’s non-performing assets were $52.4 million as of March 31, 2025. Non-performing assets represented 0.31% of total assets as of March 31, 2025, compared to 0.19% as of December 31, 2024. Busey’s allowance for credit losses provided coverage of 3.28 times non-performing assets at March 31, 2025, compared to 3.58 times at December 31, 2024.
Classified assets, which includes non-performing assets and substandard loans, increased to $190.6 million as of March 31, 2025, compared to $85.3 million as of December 31, 2024. Busey Bank’s classified assets were $81.3 million, a decrease of $4.0 million compared to December 31, 2024. CrossFirst Bank’s classified assets were $109.3 million as of March 31, 2025. Classified assets represented 8.40% of the Bank’s Tier 1 capital and ACL at March 31, 2025, compared to 5.61% at December 31, 2024.
Net charge-offs totaled $31.4 million for the three months ended March 31, 2025, compared to $5.2 million for the comparable period in 2024. Net charge-offs include $29.6 million related to PCD loans acquired from CrossFirst Bank, which were fully reserved at acquisition and did not require recording additional provision expense.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $131.1 million as of March 31, 2025, compared to $62.0 million as of December 31, 2024. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of March 31, 2025, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits increased by 64.9% to $16.46 billion as of March 31, 2025, compared to $9.98 billion as of December 31, 2024, in connection with the CrossFirst acquisition. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit3 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 90.3% of total deposits as of March 31, 2025, compared to 96.5% as of December 31, 2024.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.50 billion, or 39.5% of total deposits, as of March 31, 2025, compared to $3.78 billion, or 37.9% of total deposits, as of December 31, 2024. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was $5.26 billion, or 32.0% of total deposits, as of March 31, 2025, compared to $2.96 billion, or 29.6% of total deposits, as of December 31, 2024.
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
Average liquid assets are summarized in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Average liquid assets
Cash and due from banks	$172,788	$105,583
Interest-bearing bank deposits	688,233	488,610
Less: Restricted and pledged cash and bank deposits	(70,777)	$(34,210)
Total average liquid assets	$790,244	$559,983

Average liquid assets as a percent of average total assets	5.3%	4.7%
Unencumbered cash and securities on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Unencumbered cash and securities
Total cash and cash equivalents	$1,200,292	$697,659
Restricted and pledged cash and bank deposits	(78,610)	(65,830)
Debt securities available for sale	2,273,874	1,810,221
Debt securities available for sale pledged as collateral	(539,243)	(653,454)
Cash and unencumbered securities	$2,856,313	$1,788,596
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Additional available borrowing capacity
FHLB	$2,069,437	$1,679,463
Federal Reserve Bank	1,500,502	664,083
Federal funds purchased	577,500	477,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$4,187,439	$2,861,046
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
First Busey Corporation (BUSE) | 86

Table of Contents    Contents of Item 2. MD&A
As of March 31, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments:

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Outstanding loan commitments and standby letters of credit	$4,476,594	$2,548,178
Reserve for unfunded commitments	9,108	5,967
The following table summarizes Busey’s provision for unfunded commitments expenses (releases):

		Three Months Ended March 31,
(dollars in thousands)	Location	2025	2024
Provision for unfunded commitments expense (release)[1]	Other noninterest expense	$3,141	$(678)
___________________________________________
1.During the three months ended March 31, 2025, an initial reserve for unfunded commitments of $3.1 million was established in connection with the CrossFirst acquisition.
Busey anticipates that it will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and its subsidiary banks as of March 31, 2025:

	Minimum Capital Requirements with Capital Buffer	As of March 31, 2025
		First Busey	Busey Bank	CrossFirst Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.00%	16.21%	9.60%
Tier 1 Capital to Risk Weighted Assets	8.50%	12.05%	16.21%	9.60%
Total Capital to Risk Weighted Assets	10.50%	14.88%	17.21%	10.27%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	12.95%	12.08%	8.78%
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
First Busey Corporation (BUSE) | 88

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue and Related Measures

		Three Months Ended March 31,
(dollars in thousands)		2025	2024
Net interest income (GAAP)		$103,731	$75,854
Total noninterest income (GAAP)		21,223	34,913
Net security (gains) losses (GAAP)		15,768	6,375
Total noninterest expense (GAAP)		(115,171)	(70,769)
Pre-provision net revenue (Non-GAAP)	[a]	25,551	46,373
Acquisition and restructuring expenses		26,026	408
Provision for unfunded commitments		3,141	(678)
Realized (gain) loss on the sale of mortgage service rights		—	(7,465)
Adjusted pre-provision net revenue (Non-GAAP)	[b]	$54,718	$38,638

Average total assets	[c]	14,831,298	12,024,208

Pre-provision net revenue to average total assets (Non-GAAP)[1]	[a÷c]	0.70%	1.55%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1]	[b÷c]	1.50%	1.29%
___________________________________________
1.Annualized measure.
First Busey Corporation (BUSE) | 89

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Average Tangible Common Equity, and Related Ratios

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2025	2024
Net income (loss) (GAAP)	[a]	$(29,990)	$26,225
Day 2 provision for credit losses[1]		42,433	—
Day 2 provision for unfunded commitments[2]		3,139	—
Other acquisition expenses		26,026	285
Restructuring expenses		—	123
Net securities (gains) losses		15,768	6,375
Realized net (gains) losses on the sale of mortgage servicing rights		—	(7,465)
Related tax (benefit) expense[3]		(22,069)	170
Non-recurring deferred tax valuation adjustment[4]		4,591	—
Adjusted net income (Non-GAAP)[5]	[b]	$39,898	$25,713

Weighted average number of common shares outstanding, diluted (GAAP)	[c]	68,517,647	56,406,500
Diluted earnings (loss) per common share (GAAP)	[a÷c]	$(0.44)	$0.46

Weighted average number of common shares outstanding, diluted (Non-GAAP)[6]	[d]	69,502,717	56,406,500
Adjusted diluted earnings per common share (Non-GAAP)[5,6]	[b÷d]	$0.57	$0.46

Average total assets	[e]	14,831,298	12,024,208
Return on average assets (Non-GAAP)[7]	[a÷e]	(0.82)%	0.88%
Adjusted return on average assets (Non-GAAP)[5,7]	[b÷e]	1.09%	0.86%

Average common equity		$1,932,407	$1,275,724
Average goodwill and other intangible assets, net		(411,020)	(353,014)
Average tangible common equity (Non-GAAP)	[f]	$1,521,387	$922,710

Return on average tangible common equity (Non-GAAP)[7]	[a÷f]	(7.99)%	11.43%
Adjusted return on average tangible common equity (Non-GAAP)[5,7]	[b÷f]	10.64%	11.21%
___________________________________________
1.The Day 2 allowance for credit losses was recorded in connection with the CrossFirst acquisition to establish an allowance on non-PCD loans and is reflected within the provision for credit losses line on the Statement of Income.
2.The Day 2 provision for unfunded commitments was recorded in connection with the CrossFirst acquisition and is reflected within the other noninterest expense line, as a component of total noninterest expense, on the Statement of Income.
3.Tax benefits were calculated using tax rates of 25.3% and 24.9% for the three months ended March 31, 2025, and March 31, 2024, respectively.
4.The deferred tax valuation adjustment was recorded in connection with the CrossFirst acquisition and relates to the expansion of Busey’s footprint into new states. The deferred tax valuation adjustment is reflected within the income taxes line on the Statement of Income.
5.Beginning in 2025, Busey revised its calculation of adjusted net income for all periods presented to include, as applicable, adjustments for net securities gains and losses, realized net gains and losses on the sale of mortgage servicing rights, and non-recurring deferred tax valuation adjustments.
6.Dilution includes shares that would have been dilutive if there had been net income during the period.
7.Annualized measure.
First Busey Corporation (BUSE) | 90

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tax-Equivalent Net Interest Income, Adjusted Net Interest Income, Net Interest Margin, and Adjusted Net Interest Margin

		Three Months Ended March 31,
(dollars in thousands)		2025	2024
Net interest income (GAAP)		$103,731	$75,854
Tax-equivalent adjustment[1]		537	449
Tax-equivalent net interest income (Non-GAAP)	[a]	104,268	76,303
Purchase accounting accretion related to business combinations		(2,728)	(204)
Adjusted net interest income (Non-GAAP)	[b]	$101,540	$76,099

Average interest-earning assets (Non-GAAP)	[c]	13,363,594	11,005,903

Net interest margin (Non-GAAP)[2]	[a÷c]	3.16%	2.79%
Adjusted net interest margin (Non-GAAP)[2]	[b÷c]	3.08%	2.78%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.
First Busey Corporation (BUSE) | 91

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Revenue Measures, Adjusted Noninterest Expense, Efficiency Ratios, and Adjusted Noninterest Expense to Average Assets

		Three Months Ended March 31,
(dollars in thousands)		2025	2024
Net interest income (GAAP)	[a]	$103,731	$75,854
Tax-equivalent adjustment[1]		537	449
Tax-equivalent net interest income (Non-GAAP)	[b]	$104,268	$76,303

Total noninterest income (GAAP)		$21,223	$34,913
Net security (gains) losses		15,768	6,375
Noninterest income excluding net securities gains and losses (Non-GAAP)	[c]	36,991	41,288
Realized net (gains) losses on the sale of mortgage servicing rights		—	(7,465)
Adjusted noninterest income (Non-GAAP)	[d]	$36,991	$33,823

Tax-equivalent revenue (Non-GAAP)	[e = b+c]	$141,259	$117,591
Adjusted tax-equivalent revenue (Non-GAAP)	[f = b+d]	141,259	110,126
Operating revenue (Non-GAAP)	[g = a+d]	140,722	109,677

Adjusted noninterest income to operating revenue (Non-GAAP)	[d÷g]	26.29%	30.84%

Total noninterest expense (GAAP)		$115,171	$70,769
Amortization of intangible assets		(3,083)	(2,409)
Noninterest expense excluding amortization of intangible assets (Non-GAAP)	[h]	112,088	68,360
Acquisition and restructuring expenses		(26,026)	(408)
Provision for unfunded commitments[2]		(3,141)	678
Adjusted noninterest expense (Non-GAAP)[3]	[i]	$82,921	$68,630

Efficiency ratio (Non-GAAP)	[h÷e]	79.35%	58.13%
Adjusted efficiency ratio (Non-GAAP)[3]	[i÷f]	58.70%	62.32%

Average total assets	[j]	14,831,298	12,024,208
Adjusted noninterest expense to average assets (Non-GAAP)[4]	[i÷j]	2.27%	2.30%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.For the three months ended March 31, 2025, the provision for unfunded commitments included Day 2 provision expense of $3.139 million recorded in connection with the CrossFirst acquisition.
3.Beginning in 2025, Busey revised its calculation of adjusted noninterest expense and the adjusted efficiency ratio for all periods presented to include, as applicable, adjustments for the provision for unfunded commitments. In 2024, these adjustments were previously presented as adjustments for adjusted core expense and the adjusted core efficiency ratio.
4.Annualized measure.
First Busey Corporation (BUSE) | 92

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Assets, Tangible Common Equity, and Related Measures and Ratio

		As of
(dollars in thousands, except per share amounts)		March 31, 2025	December 31, 2024
Total assets (GAAP)		$19,464,252	$12,046,722
Goodwill and other intangible assets, net		(496,118)	(365,975)
Tangible assets (Non-GAAP)[1]	[a]	$18,968,134	$11,680,747

Total stockholders' equity (GAAP)		$2,179,606	$1,383,269
Preferred stock and additional paid in capital on preferred stock		(7,750)	—
Common equity	[b]	2,171,856	1,383,269
Goodwill and other intangible assets, net		(496,118)	(365,975)
Tangible common equity (Non-GAAP)[1]	[c]	$1,675,738	$1,017,294

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	8.83%	8.71%

Ending number of common shares outstanding (GAAP)	[d]	90,008,178	56,895,981
Book value per common share (Non-GAAP)	[b÷d]	$24.13	$24.31
Tangible book value per common share (Non-GAAP)	[c÷d]	$18.62	$17.88
___________________________________________
1.Beginning in 2025, Busey revised its calculation of tangible assets and tangible common equity for all periods presented to exclude any tax adjustment.
First Busey Corporation (BUSE) | 93

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Core Deposits and Related Ratio

		As of
		March 31, 2025	December 31, 2024
Total deposits (GAAP)	[a]	$16,459,470	$9,982,490
Brokered deposits, excluding brokered time deposits of $250,000 or more		(722,224)	(13,090)
Time deposits of $250,000 or more		(867,035)	(334,503)
Core deposits (Non-GAAP)	[b]	$14,870,211	$9,634,897

Core deposits to total deposits (Non-GAAP)	[b÷a]	90.34%	96.52%
First Busey Corporation (BUSE) | 94

Table of Contents    Contents of Item 2. MD&A
FORWARD-LOOKING STATEMENTS
This Quarterly Report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” “position,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Busey undertakes no obligation to update any statement in light of new information or future events.

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy); (2) changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the conflict in the Middle East); (4) unexpected results of acquisitions, including the acquisition of CrossFirst, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated; (5) the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers; (6) new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board; (7) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates); (8) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (9) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (10) the loss of key executives or associates, talent shortages, and employee turnover; (11) unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes); (12) fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates; (13) credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including commercial real estate loans); (14) the concentration of large deposits from certain clients who have balances above current Federal Deposit Insurance Corporation insurance limits and may withdraw deposits to diversify their exposure; (15) the level of non-performing assets on Busey’s balance sheets; (16) interruptions involving information technology and communications systems or third-party servicers; (17) breaches or failures of information security controls or cybersecurity-related incidents; (18) the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; (19) the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds; (20) the ability to maintain an adequate level of allowance for credit losses on loans; (21) the effectiveness of Busey’s risk management framework; and (22) the ability of Busey to manage the risks associated with the foregoing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Additional information concerning Busey and its business, including additional factors that could materially affect Busey’s financial results, is included in Busey’s filings with the Securities and Exchange Commission including Busey’s 2024 Annual Report.
CRITICAL ACCOUNTING ESTIMATES
Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited consolidated financial statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” of Busey’s 2024 Annual Report.
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
Income taxes are estimated for the tax effects of the transactions reported on Busey’s unaudited consolidated financial statements and consist of an expense for taxes currently due plus assets and/or liabilities for deferred taxes. Deferred taxes represent the future tax consequences of differences between the tax basis and accounting basis of certain assets and liabilities, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are estimates that are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred taxes are reported in other assets or other liabilities on the Consolidated Balance Sheets (Unaudited). Estimated income tax expense is reported on the Consolidated Statements of Income (Unaudited).
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
First Busey Corporation (BUSE) | 97

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
+400	7.47%	8.50%	10.57%	10.85%
+300	5.51%	6.26%	7.84%	8.01%
+200	3.58%	4.05%	5.16%	5.24%
+100	1.77%	1.96%	2.58%	2.59%
-100	(1.70)%	(1.81)%	(3.20)%	(3.35)%
-200	(2.92)%	(3.39)%	(6.24)%	(6.65)%
-300	(3.26)%	(4.03)%	(8.74)%	(9.47)%
-400	(3.87)%	(4.41)%	(10.87)%	(12.43)%
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of March 31, 2025, under the supervision and with the participation of its Chief Executive Officer, Interim Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2025, Busey’s disclosure controls and procedures were effective in ensuring that the information Busey is required to disclose in the reports Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2025, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
PART II—OTHER INFORMATION
First Busey Corporation (BUSE) | 98

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
ITEM 1A. RISK FACTORS
There have been no material changes to the factors discussed in Part II—Item 1A of Busey’s 2024 Annual Report.
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
During the first quarter of 2025, Busey purchased 220,000 shares under the repurchase plan. As of March 31, 2025, the Company had 1,699,275 shares that may still be purchased under the plan.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	—	$—	—	1,919,275
February 1-28, 2025	—	—	—	1,919,275
March 1-31, 2025	220,000	21.98	220,000	1,699,275
Three Months ended March 31, 2025	220,000	$21.98	220,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2025, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
First Busey Corporation (BUSE) | 99

ITEM 6. EXHIBITS

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)	Form	Exhibit	Filing Date	Filed Herewith
4.1	Description of First Busey Corporation’s Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934					X

4.2	Certificate of Designation of Series A Non-Cumulative Perpetual Preferred Stock of First Busey Corporation	BUSE (000-15950)	8-K	3.6	03/03/2025

10.1†	Amendment to Employment Agreement, dated March 4, 2025, by and between First Busey Corporation and Amy L. Randolph					X

10.2†	Form of Retention Agreement, dated March 1, 2025					X

10.3†	Separation Agreement between First Busey Corporation and Jeffrey D. Jones, dated February 18, 2025	BUSE (000-15950)	8-K	10.1	02/21/2025

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

First Busey Corporation (BUSE) | 100

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)	Form	Exhibit	Filing Date	Filed Herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
†Management contract or compensatory plan.
First Busey Corporation (BUSE) | 101

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 9, 2025.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial Officer, Principal Accounting Officer)
First Busey Corporation (BUSE) | 102