Form 10-Q
period 2025-06-30
FIRST BUSEY CORP /NV/
filed 2025-08-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BUSE	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/40th interest in a share of 8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value	BUSEP	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2025
Common Stock, $0.001 par value	89,065,910

FIRST BUSEY CORPORATION
FORM 10-Q
JUNE 30, 2025
First Busey Corporation (BUSE) | 2

First Busey Corporation (BUSE) | 3

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

bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “First Busey,” and the “Company”
Busey Series A Preferred Stock	Series A Non-Cumulative Perpetual Preferred Stock, $0.001 par value
Busey Series B Preferred Stock	8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value
C&I	Commercial and industrial
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CrossFirst	CrossFirst Bankshares, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
MSA	Metropolitan Statistical Area
First Busey Corporation (BUSE) | 4

Term	Definition
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
NM	Not meaningful
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 5

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
First Busey Corporation (BUSE) | 6

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$216,106	$129,444
Interest-bearing deposits	536,246	568,215
Total cash and cash equivalents	752,352	697,659

Debt securities available for sale	2,217,788	1,810,221
Debt securities held to maturity	802,965	826,630
Equity securities	16,171	15,862
Loans held for sale	10,497	3,657
Portfolio loans (net of ACL of $183,334 at June 30, 2025, and $83,404 at December 31, 2024)	13,625,285	7,613,683
Restricted bank stock	77,112	49,930
Premises and equipment, net	181,394	118,820
Right of use assets	38,065	10,608
Goodwill	381,794	333,695
Other intangible assets, net	106,387	32,280
Cash surrender value of bank owned life insurance	257,148	185,087
Other assets	451,782	348,590
Total assets	$18,918,740	$12,046,722

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,590,363	$2,719,907
Interest-bearing	12,211,409	7,262,583
Total deposits	15,801,772	9,982,490

Securities sold under agreements to repurchase	158,030	155,610
Long-term debt	86,557	—
Subordinated notes, net of unamortized issuance costs	103,169	227,723
Junior subordinated debt owed to unconsolidated trusts	77,187	74,815
Lease liabilities	39,235	11,040
Other liabilities	240,244	211,775
Total liabilities	16,506,194	10,663,453

Outstanding commitments and contingent liabilities (see Notes 5 and 11)

Stockholders’ equity
Preferred stock, $0.001 par value: Shares - 1,000,000 authorized; 222,750 issued and outstanding, liquidation preference $222,750, at June 30, 2025; and zero issued and outstanding at December 31, 2024.	—	—
Common stock, $0.001 par value: Shares - 200,000,000 authorized, 92,694,541 issued, and 89,104,678 outstanding at June 30, 2025; and 100,000,000 authorized, 59,546,273 issued, and 56,895,981 outstanding at December 31, 2024	93	60
Additional paid-in capital	2,377,560	1,360,530
Retained earnings	273,799	294,054
AOCI	(155,311)	(207,039)
Total stockholders’ equity before treasury stock	2,496,141	1,447,605
Treasury stock at cost	(83,595)	(64,336)
Total stockholders’ equity	2,412,546	1,383,269
Total liabilities and stockholders’ equity	$18,918,740	$12,046,722
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$214,409	$109,641	$353,942	$208,966
Taxable interest income	23,393	18,878	41,690	38,475
Non-taxable interest income	1,640	295	2,282	635
Dividend income on bank stock	543	98	1,302	185
Other interest income	7,461	3,027	15,045	9,498
Total interest income	247,446	131,939	414,261	257,759
Interest expense
Deposits	88,147	43,709	145,459	87,677
Federal funds purchased and securities sold under agreements to repurchase	886	1,040	1,762	2,412
Short-term borrowings	496	418	563	650
Long-term debt	743	4	1,030	300
Subordinated notes	2,599	3,177	5,786	6,286
Junior subordinated debt owed to unconsolidated trusts	1,392	1,059	2,747	2,048
Total interest expense	94,263	49,407	157,347	99,373
Net interest income	153,183	82,532	256,914	158,386
Provision for credit losses	5,700	1,908	51,293	6,268
Net interest income after provision for credit losses	147,483	80,624	205,621	152,118
Noninterest income
Wealth management fees	16,777	15,917	34,141	31,466
Payment technology solutions	4,956	5,915	10,029	11,624
Treasury management services	4,981	2,145	7,998	4,046
Card services and ATM fees	4,880	3,430	8,589	6,390
Other service charges on deposit accounts	1,513	2,321	3,046	4,669
Mortgage revenue	776	478	1,105	1,224
Income on bank owned life insurance	1,745	1,442	3,191	2,861
Realized net gains (losses) on the sale of mortgage servicing rights	—	277	—	7,742
Realized net gains (losses) on securities	1	(4)	(15,536)	(6,806)
Unrealized net gains (losses) recognized on equity securities	5,996	(349)	5,765	78
Other noninterest income	3,238	2,131	7,758	5,322
Total noninterest income	44,863	33,703	66,086	68,616
Noninterest expense
Salaries, wages, and employee benefits	78,360	43,478	145,923	85,568
Data processing	14,021	7,100	23,596	13,650
Net occupancy expense of premises	7,832	4,590	13,631	9,310
Furniture and equipment expenses	2,409	1,695	4,153	3,508
Professional fees	2,874	2,495	12,385	4,748
Amortization of intangible assets	4,592	2,629	7,675	5,038
Interchange expense	1,297	1,733	2,640	3,344
FDIC insurance	2,424	1,460	4,591	2,860
Other noninterest expense	14,024	10,726	25,269	19,327
Total noninterest expense	127,833	75,906	239,863	147,353
Income before income taxes	64,513	38,421	31,844	73,381
Income taxes	17,109	11,064	14,430	19,799
Net income	$47,404	$27,357	$17,414	$53,582
Dividends on preferred stock	$155	$—	$155	$—
Net income available to common stockholders	$47,249	$27,357	$17,259	$53,582

Weighted average number of common shares outstanding
Basic	89,645,040	56,919,025	79,139,706	56,167,807
Diluted	90,883,711	57,853,231	80,251,577	57,129,865
Basic earnings per common share	$0.53	$0.48	$0.22	$0.95
Diluted earnings per common share	$0.52	$0.47	$0.22	$0.94
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 8

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$47,404	$27,357	$17,414	$53,582
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	13,492	1,685	37,319	(6,262)
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	(1)	4	15,536	6,806
Amortization of unrecognized losses on securities transferred to held to maturity	1,132	1,399	2,265	2,810
Tax effect	(1,415)	(880)	(13,829)	(955)
Net change in unrealized/unrecognized gains (losses) on debt securities	13,208	2,208	41,291	2,399
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	3,463	(2,791)	9,561	(10,109)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	2,265	2,311	4,325	4,624
Tax effect	(1,437)	136	(3,449)	1,563
Net change in unrealized gains (losses) on cash flow hedges	4,291	(344)	10,437	(3,922)
OCI	17,499	1,864	51,728	(1,523)
Total comprehensive income	$64,903	$29,221	$69,142	$52,059
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 9

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, March 31, 2025	7,750	90,008,178	$—	$93	$2,167,275	$249,484	$(172,810)	$(64,436)	$2,179,606
Net income	—	—	—	—	—	47,404	—	—	47,404
OCI, net of tax	—	—	—	—	—	—	17,499	—	17,499
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock	—	(1,012,000)	—	—	—	—	—	(21,655)	(21,655)
Issuance of treasury stock for ESPP	—	22,373	—	—	(96)	—	—	506	410
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	65,211	—	—	(2,173)	—	—	1,507	(666)
Net issuance of treasury stock for SSARs exercised and related tax		20,916			(818)			483	(335)
Dividends on preferred stock	—	—	—	—	—	(155)	—	—	(155)
Cash dividends on common stock at $0.25 per share	—	—	—	—	—	(22,442)	—	—	(22,442)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	492	(492)	—	—	—
Stock-based compensation	—	—	—	—	5,433	—	—	—	5,433
Balance, June 30, 2025	222,750	89,104,678	$—	$93	$2,377,560	$273,799	$(155,311)	$(83,595)	$2,412,546

	Three Months Ended June 30, 2024
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, March 31, 2024	—	55,300,008	$—	$58	$1,324,999	$248,412	$(222,190)	$(68,628)	$1,282,651
Net income	—	—	—	—	—	27,357	—	—	27,357
OCI, net of tax	—	—	—	—	—	—	1,864	—	1,864
Stock issued in acquisition, net of stock issuance costs	—	1,429,304	—	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	—	9,265	—	—	(53)	—	—	239	186
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	8,360	—	—	(215)	—	—	215	—
Cash dividends on common stock at $0.24 per share	—	—	—	—	—	(13,616)	—	—	(13,616)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	333	(333)	—	—	—
Stock-based compensation	—	—	—	—	1,134	—	—	—	1,134
Balance, June 30, 2024	—	56,746,937	$—	$60	$1,360,430	$261,820	$(220,326)	$(68,174)	$1,333,810
(continued)
First Busey Corporation (BUSE) | 10

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net income	—	—	—	—	—	17,414	—	—	17,414
OCI, net of tax	—	—	—	—	—	—	51,728	—	51,728
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock	—	(1,232,000)	—	—	—	—	—	(26,491)	(26,491)
Issuance of treasury stock for ESPP	—	56,101	—	—	(345)	—	—	1,374	1,029
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	212,154	—	—	(6,838)	—	—	5,291	(1,547)
Net issuance of treasury stock for SSARs exercised and related tax	—	24,174	—	—	(931)	—	—	567	(364)
Dividends on preferred stock	—	—	—	—	—	(155)	—	—	(155)
Cash dividends on common stock at $0.50 per share	—	—	—	—	—	(36,666)	—	—	(36,666)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	848	(848)	—	—	—
Stock-based compensation	—	—	—	—	8,827	—	—	—	8,827
Balance, June 30, 2025	222,750	89,104,678	$—	$93	$2,377,560	$273,799	$(155,311)	$(83,595)	$2,412,546

	Six Months Ended June 30, 2024
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2023	—	55,244,119	$—	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	—	—	53,582	—	—	53,582
OCI, net of tax	—	—	—	—	—	—	(1,523)	—	(1,523)
Stock issued in acquisition, net of stock issuance costs	—	1,429,304	—	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	—	32,570	—	—	(177)	—	—	838	661
Net issuance of treasury stock for RSU/DSU vesting and related tax	—	40,944	—	—	(1,450)	—	—	1,054	(396)
Cash dividends on common stock at $0.48 per share	—	—	—	—	—	(26,875)	—	—	(26,875)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	693	(693)	—	—	—
Stock-based compensation	—	—	—	—	3,537	—	—	—	3,537
Balance, June 30, 2024	—	56,746,937	$—	$60	$1,360,430	$261,820	$(220,326)	$(68,174)	$1,333,810
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 11

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash flows provided by (used in) operating activities
Net income	$17,414	$53,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	51,293	6,268
Amortization of intangible assets	7,675	5,038
Amortization of mortgage servicing rights	327	648
Depreciation and amortization of premises and equipment	6,082	4,852
Net amortization (accretion) on portfolio loans	(7,325)	2,605
Net amortization (accretion) of premium (discount) on investment securities	1,451	4,682
Net amortization (accretion) of premium (discount) on time deposits	(1,580)	50
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,000	558
Impairment of OREO and other repossessed assets	270	—
Impairment of fixed assets held for sale	188	369
Impairment of mortgage servicing rights	(2)	1
Unrealized (gains) losses recognized on equity securities, net	(5,765)	(78)
(Gain) loss on sales of debt securities, net	15,536	6,806
(Gain) loss on sales of mortgage servicing rights	—	(7,742)
(Gain) loss on sales of loans, net	(655)	(723)
(Gain) loss on sales of OREO and other repossessed assets	85	(540)
(Gain) loss on sales of premises and equipment	49	(54)
(Gain) loss on life insurance proceeds	(357)	(781)
(Increase) decrease in cash surrender value of bank owned life insurance	(2,834)	(2,080)
Provision for deferred income taxes	2,217	1,480
Stock-based compensation	8,827	3,537
Proceeds from the sale of mortgage servicing rights	—	9,796
Mortgage loans originated for sale	(45,736)	(51,722)
Proceeds from sales of mortgage loans	39,639	43,629
(Increase) decrease in other assets	(3,754)	3,851
Increase (decrease) in other liabilities	(26,151)	(18,207)
Net cash provided by (used in) operating activities	57,894	65,825

Cash flows provided by (used in) investing activities
Purchases of equity securities	(869)	(622)
Purchases of debt securities available for sale	(376,552)	(28,149)
Proceeds from sales of equity securities	6,430	894
Proceeds from sales of debt securities available for sale	528,940	101,360
Proceeds from paydowns and maturities of debt securities held to maturity	24,719	22,835
Proceeds from paydowns and maturities of debt securities available for sale	202,613	182,948
Purchases of restricted bank stock	(35,265)	(24)
Proceeds from the redemption of restricted bank stock	11,786	—
Net (increase) decrease in loans	(39,614)	53,156
Net cash received in (paid for) acquisitions (see Note 2)	385,804	18,377
Cash paid for premiums on bank-owned life insurance	(46)	(70)
Proceeds from life insurance	4,334	1,799
Purchases of premises and equipment	(5,173)	(3,516)
Proceeds from disposition of premises and equipment	2	1,341
Capitalized expenditures on foreclosed real estate	(316)	—
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	15,611	601
Net cash provided by (used in) investing activities	722,404	350,930
(continued)
First Busey Corporation (BUSE) | 12

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(750,837)	$(707,909)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,420	(48,296)
Net increase (decrease) in short-term borrowings	(11,158)	(36,000)
Proceeds from other borrowings, net of debt issuance costs	16,667	—
Repayment of other borrowings	(125,030)	(31,450)
Cash dividends paid	(36,821)	(26,875)
Purchase of treasury stock	(26,491)	—
Cash paid for withholding taxes on stock-based payments	(1,547)	(396)
Proceeds from the exercise of stock options, warrants, and SSARs	(364)	—
Issuance of treasury stock for the ESPP	1,029	—
Issuance of preferred stock, net of stock issuance costs	207,447	—
Common stock issuance costs	(920)	(141)
Net cash provided by (used in) financing activities	(725,605)	(851,067)

Net increase (decrease) in cash and cash equivalents	54,693	(434,312)
Cash and cash equivalents, beginning of period	697,659	719,581
Cash and cash equivalents, ending of period	$752,352	$285,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$148,580	$108,581
Income taxes	13,990	12,388

Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	14,869	26
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 13

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is an $18.92 billion financial holding company headquartered in Leawood, Kansas. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE” and Busey’s Depositary shares, each representing a 1/40th interest in a share of Busey Series B Preferred Stock is traded under the symbol “BUSEP.”
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
For additional information about Busey's operating segments, see “Note 16. Operating Segments and Related Information.”
Busey conducts its Banking and Wealth Management services through Busey Bank, and provides payment technology solutions through Busey Bank’s wholly owned subsidiary, FirsTech. Busey also has various other subsidiaries that are not significant to the consolidated entity.
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
First Busey Corporation (BUSE) | 14

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, and interest-bearing deposits held with other financial institutions. The carrying amount of these instruments is considered a reasonable estimate of fair value. At June 30, 2025, cash and cash equivalents included $13.6 million contractually restricted by a third-party service provider, $24.8 million pledged to secure obligations under derivative contracts, and $68.0 million of reserved cash subject to call by the Federal Reserve Bank, as a member of the Federal Reserve System.
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
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted, introducing several amendments to federal tax legislation. Key provisions of the act include the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. Busey is currently evaluating the impact of this legislation for future periods.
As of June 30, 2025, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings. Busey Bank accrued $0.1 million related to potential assessment adjustments and interest. Busey had no accruals for payments of interest and penalties related to uncertain tax positions at June 30, 2025 or 2024.
As of June 30, 2025, Busey was also under examination by the Illinois Department of Revenue for M&M’s tax filings for the tax years ended December 31, 2022 and 2023.
Preferred Stock
On March 1, 2025, in connection with the CrossFirst acquisition, Busey issued 7,750 shares of Busey Series A Preferred Stock, which were issued to holders of shares of CrossFirst Series A Non-Cumulative Perpetual Preferred Stock. The Busey Series A Preferred Stock bears a dividend rate of 8.00% per annum on the liquidation preference of $1,000 per share. Quarterly dividend payments commenced on June 13, 2025. The Busey Series A Preferred Stock is not subject to any mandatory redemption, sinking fund, or similar provision. Busey may redeem the Busey Series A Preferred Stock, in whole or in part, on or after March 1, 2030, subject to the approval of the appropriate federal banking agency, at a redemption price of $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends, to, but excluding, the date of redemption. Additional information about the Busey Series A Preferred Stock can be found in Busey’s Form 8-K filed with the SEC on August 27, 2024, and the Agreement and Plan of Merger, dated August 26, 2024, by and between First Busey Corporation and CrossFirst Bankshares, Inc. filed therewith.
On May 20, 2025, Busey issued 8,600,000 depositary shares (the “Depositary Shares,”), which are traded on The Nasdaq Global Select Market under the symbol “BUSEP.” Each Depositary Share represents a 1/40th interest in a share of Busey Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share (equivalent to $25 per Depositary Share). Quarterly dividend payments for the Series B Preferred Stock are expected to commence on September 1, 2025. The Series B Preferred Stock is not subject to any mandatory redemption, sinking fund, or similar provision. Busey may redeem the Series B Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after June 1, 2030, subject to the approval of the appropriate federal banking agency, at a redemption price of $1,000 per share (equivalent to $25 per Depositary Share) plus any declared and unpaid dividends to, but excluding, the date of redemption. Additional information about the Depositary Shares and the Series B Preferred Stock can be found in Busey’s Form 8-K filed with the SEC on May 20, 2025, and the exhibits filed therewith.
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
Recently Issued Accounting Standards Not Yet Adopted
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” providing a practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date will remain static for the remaining life of the assets, removing the requirement to consider reasonable, supportable forecasts. The amendments in this update are to be applied prospectively, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2026. Early adoption is permitted. Busey is currently evaluating the effect this ASU may have on its financial position and results of operations.
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
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to require additional disclosures within the notes to the financial statements about certain expense items. Specifically, disaggregation of income statement captions that contain expenses within the following five categories is required: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) costs recognized as part of oil- and gas-producing activities or other amounts of depletion expense. Further, this update requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. This update provides a practical expedient for banks and bank holding companies to continue presenting salaries and employee benefits in conformity with SEC Rule 210.9-04 instead of requiring those entities to apply the employee compensation definition included in Subtopic 220-40. The amendments in this update may be applied on either a prospective or retrospective basis and will be effective for Busey beginning with the annual reporting period ending December 31, 2027, and interim reporting periods beginning January 1, 2028. Early adoption is permitted. Because this update relates only to disclosure, Busey does not expect adoption of this ASU to have any impact on its financial position or results of operations.
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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. On July 2, 2025, Busey received a notice of hearing from the Illinois Secretary of State indicating that an administrative hearing has been scheduled to “ascertain” an amount of franchise taxes, penalties, interest, fees, and charges purportedly due from Busey to the Illinois Secretary of State. On July 31, 2025, First Busey filed a special appearance with the Illinois Secretary of State’s Department of Administrative Hearings solely for the limited purpose of contesting the jurisdiction of the Illinois Secretary of State to initiate and conduct the administrative hearing. Additional information is provided in “Note 11. Outstanding Commitments and Contingent Liabilities” under the heading “Franchise Tax Matter.” Other than these events, there were no significant events subsequent to the quarter ended June 30, 2025, through the filing date of these unaudited consolidated financial statements.
NOTE 2. MERGERS AND ACQUISITIONS
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst (NASDAQ: CFB), the holding company for CrossFirst Bank, pursuant to an Agreement and Plan of Merger, dated August 26, 2024, by and between Busey and CrossFirst (the “CrossFirst Merger Agreement”). This partnership creates a premier commercial bank in the Midwest, Southwest, and Florida, with 78 full-service locations across 10 states—Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas. The combined holding company continues to operate under the First Busey Corporation name. Busey’s common stock continues to trade on the Nasdaq under the “BUSE” stock ticker symbol.
Merger of CrossFirst Bank into Busey Bank
CrossFirst Bank’s results of operations were included in Busey’s consolidated results of operations beginning March 1, 2025. Busey operated CrossFirst Bank as a separate banking subsidiary until it was merged with and into Busey Bank on June 20, 2025. At the time of the bank merger, CrossFirst Bank’s banking centers became banking centers of Busey Bank.
CrossFirst Merger Consideration
Upon completion of the acquisition, each share of CrossFirst common stock converted into the right to receive 0.6675 of a share of Busey’s common stock. Cash was paid in lieu of fractional shares. The fair value of common shares issued in consideration of the CrossFirst acquisition was based on the closing price of Busey’s common stock on February 28, 2025.
Further, upon completion of the acquisition, each share of CrossFirst Series A Non-cumulative Perpetual Preferred Stock converted to the right to receive one share of Busey Series A Preferred Stock. The fair value of Busey Series A Preferred Stock was based on the redemption price of $1,000 per share.
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
First Busey Corporation (BUSE) | 17

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition Accounting
The CrossFirst acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values as of March 1, 2025, the date of acquisition. During the three months ended June 30, 2025, fair value adjustments of $3.3 million were recorded, as additional information and valuations became available. Estimated fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date. Review of all valuations and taxes are still being performed by management. Therefore, amounts are subject to change from the provisional amounts disclosed below.
As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $48.0 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and the greater revenue opportunities from Busey’s broader service capabilities in attractive new markets. Goodwill recorded for this transaction is not tax deductible and was assigned to the Banking operating segment.
Merchants and Manufacturers Bank Corporation
On April 1, 2024, Busey completed its acquisition of M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expanded Busey’s presence in the suburban Chicago market.
Merger of M&M Bank into Busey Bank
M&M Bank’s results of operations were included in Busey’s results of operation beginning April 1, 2024. Busey operated M&M Bank as a separate banking subsidiary of Busey until it was merged with Busey Bank on June 21, 2024. At the time of the bank merger, M&M Bank’s banking centers became banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which was closed in connection with the bank merger.
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
As the total consideration paid for M&M exceeded the estimated fair value of net assets acquired, goodwill of $15.9 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and expansion within the Chicago metropolitan market. Goodwill recorded for this transaction is not tax deductible and was assigned to the Banking operating segment.
First Busey Corporation (BUSE) | 19

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition Date Fair Values
Acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were estimated as follows:

	As of
	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst (provisional)	M&M (final)
Assets acquired
Cash and cash equivalents	$385,808	$33,577
Securities	725,622	8,086
Portfolio loans, net of ACL	6,023,063	417,230
Premises and equipment	64,249	2,045
Right of use assets	29,374	253
Other intangible assets	81,783	6,346
Other assets	190,411	10,208
Total assets acquired	7,500,310	477,745

Liabilities assumed
Deposits	6,571,699	392,838
Short-term borrowings	11,148	35,932
Long-term debt	62,557	1,450
Subordinated notes, net of unamortized issuance costs	—	3,911
Junior subordinated debt owed to unconsolidated trusts	2,238	2,594
Lease liabilities	29,374	253
Other liabilities	62,338	7,089
Total liabilities assumed	6,739,354	444,067

Net assets acquired	$760,956	$33,678

Consideration paid
Cash	$4	$15,200
Common stock	795,227	34,375
Preferred stock	7,750	—
Replacement awards[1]	5,999	—
Total consideration paid	$808,980	$49,575

Goodwill	$48,024	$15,897
___________________________________________
1.Represents the fair value of replacement equity awards issued to CrossFirst associates attributable to pre-combination service.
First Busey Corporation (BUSE) | 20

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Valuations of Loans
Estimated fair values for the loan portfolio acquired in the CrossFirst acquisition includes adjustments to certain receivables that were not considered PCD as of the acquisition date. These fair value adjustments were determined using a discounted cash flow model that applies various assumptions about coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. These loans did not show signs of deterioration since origination, and therefore, at the acquisition date, were not subject to the guidance related to PCD loans. Receivables acquired in the CrossFirst acquisition that were not subject to these requirements include non-PCD loans with a fair value of $4.70 billion and gross contractual amounts receivable of $4.79 billion.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Revenue (net interest income plus noninterest income)	$191,726	$180,688	$371,320	$377,900
Net income	47,297	45,381	68,702	65,239
First Busey Corporation (BUSE) | 21

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Acquisition Costs
Busey incurred acquisition related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Pre-tax acquisition expenses
M&M	$—	$2,065	$108	$2,350
CrossFirst[1]	16,600	147	88,090	147
Pre-tax acquisition expenses[1]	$16,600	$2,212	$88,198	$2,497
___________________________________________
1.In addition to the acquisition costs presented in the table above, during the three months ended June 30, 2025, Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
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
Of the total acquisition related expenses, the following legal, professional, and consulting costs were incurred to consummate the mergers:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Pre-tax costs to consummate the merger
M&M	$—	$19	$—	$150
CrossFirst	86	—	7,230	—
Pre-tax costs to consummate the merger	$86	$19	$7,230	$150
First Busey Corporation (BUSE) | 22

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities summarized by major category:

	As of June 30, 2025
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$115,902	$59	$(404)	$115,557
Obligations of states and political subdivisions	260,997	131	(18,975)	242,153
Asset-backed securities	373,231	390	—	373,621
Commercial mortgage-backed securities	149,844	479	(12,297)	138,026
Residential mortgage-backed securities	1,433,077	3,870	(147,818)	1,289,129
Corporate debt securities	61,613	427	(2,738)	59,302
Total debt securities available for sale	$2,394,664	$5,356	$(182,232)	$2,217,788

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$407,401	$—	$(70,772)	$336,629
Residential mortgage-backed securities	395,564	—	(61,661)	333,903
Total debt securities held to maturity	$802,965	$—	$(132,433)	$670,532
___________________________________________
1.This table includes debt securities marked at par, with no gain or loss.

First Busey Corporation (BUSE) | 23

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2024
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$1,408	$—	$(8)	$1,400
Obligations of states and political subdivisions	156,534	31	(16,736)	139,829
Asset-backed securities	336,379	181	(3)	336,557
Commercial mortgage-backed securities	107,305	—	(15,131)	92,174
Residential mortgage-backed securities	1,279,090	19	(191,899)	1,087,210
Corporate debt securities	159,236	363	(6,548)	153,051
Total debt securities available for sale	$2,039,952	$594	$(230,325)	$1,810,221

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$415,530	$—	$(77,242)	$338,288
Residential mortgage-backed securities	411,100	—	(74,335)	336,765
Total debt securities held to maturity	$826,630	$—	$(151,577)	$675,053
___________________________________________
1.This table includes debt securities marked at par, with no gain or loss.
Maturities of Debt Securities
Amortized cost and fair value of debt securities, by contractual maturity or pre-refunded date, are shown below. Mortgages underlying mortgage-backed securities and asset-backed securities may be called or prepaid; therefore, actual maturities could differ from the contractual maturities. All mortgage-backed securities were issued by U.S. government corporations and agencies.

	As of June 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$27,262	$27,134
Due after one year through five years	52,667	50,135
Due after five years through ten years	446,705	431,576
Due after ten years	1,868,030	1,708,943
Debt securities available for sale	$2,394,664	$2,217,788

Debt securities held to maturity
Due in one year or less	$16,804	$16,708
Due after one year through five years	59,889	57,757
Due after five years through ten years	14,710	13,127
Due after ten years	711,562	582,940
Debt securities held to maturity	$802,965	$670,532
First Busey Corporation (BUSE) | 24

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Realized gains and losses on debt securities
Gross gains on debt securities	$1	$—	$9	$1
Gross (losses) on debt securities[1]	0	(4)	(15,545)	(6,807)
Realized net gains (losses) on debt securities	$1	$(4)	$(15,536)	$(6,806)
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
Debt securities with carrying amounts of $762.5 million on June 30, 2025, and $871.4 million on December 31, 2024, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
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

	As of June 30, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$94,032	$(403)	$152	$(1)	$94,184	$(404)
Obligations of states and political subdivisions	126,519	(7,390)	96,547	(11,585)	223,066	(18,975)
Commercial mortgage-backed securities	7,914	(62)	72,293	(12,235)	80,207	(12,297)
Residential mortgage-backed securities	125,548	(385)	796,367	(147,433)	921,915	(147,818)
Corporate debt securities	933	(6)	47,744	(2,732)	48,677	(2,738)
Debt securities available for sale with gross unrealized losses	$354,946	$(8,246)	$1,013,103	$(173,986)	$1,368,049	$(182,232)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$336,629	$(70,772)	$336,629	$(70,772)
Residential mortgage-backed securities	333,903	(61,661)	333,903	(61,661)
Debt securities held to maturity with gross unrecognized losses	$670,532	$(132,433)	$670,532	$(132,433)

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

First Busey Corporation (BUSE) | 27

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of June 30, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,368,049	$670,532	$2,038,581
Gross unrealized or unrecognized losses on debt securities	182,232	132,433	314,665
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.3%	19.8%	15.4%

Count of debt securities	657	55	712
Count of debt securities in an unrealized or unrecognized loss position	502	55	557

	As of December 31, 2024
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,466,743	$675,053	$2,141,796
Gross unrealized or unrecognized losses on debt securities	230,325	151,577	381,902
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	15.7%	22.5%	17.8%

Count of debt securities	677	55	732
Count of debt securities in an unrealized or unrecognized loss position	586	55	641
Unrealized and unrecognized losses are related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or repositioning plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of June 30, 2025, Busey did not hold general obligation bonds of any single issuer that exceeded, in aggregate, 10% of Busey’s stockholders’ equity.
First Busey Corporation (BUSE) | 28

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial loans
C&I and other commercial	$4,476,869	$1,904,515
CRE	5,569,759	3,269,564
Real estate construction	1,041,803	378,209
Total commercial loans	11,088,431	5,552,288
Retail loans
Retail real estate	2,228,959	1,696,457
Retail other	491,229	448,342
Total retail loans	2,720,188	2,144,799

Total portfolio loans	13,808,619	7,697,087
ACL	(183,334)	(83,404)
Portfolio loans, net	$13,625,285	$7,613,683
Net deferred loan origination costs included in the balances above were $10.8 million as of June 30, 2025, compared to $12.5 million as of December 31, 2024. Net accretable purchase accounting adjustments included in the balances above reduced loans by $98.1 million as of June 30, 2025, and $8.8 million as of December 31, 2024.
Busey did not purchase any retail real estate loans during the three and six months ended June 30, 2025. Busey elected to purchase $6.9 million of retail real estate loans during the three and six months ended June 30, 2024.
Pledged Loans
Busey has executed a blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral with the FHLB and Federal Reserve Bank for liquidity, which Busey is able to borrow against, is set forth in the table below:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Pledged loans
FHLB	$5,010,792	$4,813,600
Federal Reserve Bank	1,580,491	765,824
Total pledged loans	$6,591,283	$5,579,424
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
All loans are graded at their inception. Commercial lending relationships that are $2.0 million or less are usually processed through an expedited underwriting process. Most commercial loans greater than $2.0 million are included in a portfolio review at least annually. Commercial loans greater than $0.35 million that have a grading of special mention or worse are typically reviewed on a quarterly basis. Interim reviews may take place if circumstances of the borrower warrant a more frequent review.
The following table is a summary of Busey’s portfolio loans by risk grade, segregated by loan category:

	As of June 30, 2025
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$3,790,854	$436,157	$127,315	$87,603	$34,940	$4,476,869
CRE	4,571,016	813,941	152,544	21,695	10,563	5,569,759
Real estate construction	964,183	45,940	25,981	5,677	22	1,041,803
Total commercial loans	9,326,053	1,296,038	305,840	114,975	45,525	11,088,431
Retail loans
Retail real estate	2,205,127	6,331	6,848	2,806	7,847	2,228,959
Retail other	490,979	—	—	8	242	491,229
Total retail loans	2,696,106	6,331	6,848	2,814	8,089	2,720,188
Total portfolio loans	$12,022,159	$1,302,369	$312,688	$117,789	$53,614	$13,808,619
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
First Busey Corporation (BUSE) | 31

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Six Months Ended June 30, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$515,264	$829,795	$517,205	$279,602	$192,483	$166,112	$1,290,393	$3,790,854
Watch	40,197	60,053	70,716	51,774	74,582	19,821	119,014	436,157
Special Mention	2,579	22,737	18,440	42,789	3,376	2,784	34,610	127,315
Substandard	16,642	4,314	17,675	4,587	10,163	3,907	30,315	87,603
Substandard non-accrual	86	3,774	3,159	7,309	1,046	5,051	14,515	34,940
Total C&I and other commercial	574,768	920,673	627,195	386,061	281,650	197,675	1,488,847	4,476,869
Gross charge-offs	$—	$908	$3,222	$285	$13,591	$11,174	$4,121	$33,301

CRE
Pass	389,049	509,376	726,226	1,336,389	832,204	735,227	42,545	4,571,016
Watch	91,566	111,220	141,107	162,659	208,775	95,704	2,910	813,941
Special Mention	54,783	24,440	4,161	26,254	24,902	16,357	1,647	152,544
Substandard	1,447	1,959	916	8,611	—	8,717	45	21,695
Substandard non-accrual	10	2,769	4,551	73	2	3,158	—	10,563
Total CRE	536,855	649,764	876,961	1,533,986	1,065,883	859,163	47,147	5,569,759
Gross charge-offs	—	10,916	—	—	253	—	—	11,169

Real estate construction
Pass	174,939	324,172	153,653	211,480	24,401	2,625	72,913	964,183
Watch	14,429	28,866	2,458	—	187	—	—	45,940
Special Mention	18,334	—	—	610	7,037	—	—	25,981
Substandard	5,187	428	—	—	62	—	—	5,677
Substandard non-accrual	—	—	—	—	22	—	—	22
Total real estate construction	212,889	353,466	156,111	212,090	31,709	2,625	72,913	1,041,803
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	75,389	138,161	323,645	459,652	423,095	546,277	238,908	2,205,127
Watch	132	1,957	509	1,685	290	1,185	573	6,331
Special Mention	92	89	3,865	840	1,748	—	214	6,848
Substandard	—	—	114	1,460	494	735	3	2,806
Substandard non-accrual	160	153	39	322	317	2,944	3,912	7,847
Total retail real estate	75,773	140,360	328,172	463,959	425,944	551,141	243,610	2,228,959
Gross charge-offs	35	—	—	—	—	48	36	119

Retail other
Pass	6,059	7,347	43,453	43,952	8,071	1,173	380,924	490,979
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8	—	8
Substandard non-accrual	—	—	93	138	—	11	—	242
Total retail other	6,059	7,347	43,546	44,090	8,071	1,192	380,924	491,229
Gross charge-offs	120	147	253	35	—	74	—	629

Total portfolio loans	$1,406,344	$2,071,610	$2,031,985	$2,640,186	$1,813,257	$1,611,796	$2,233,441	$13,808,619
Total gross charge-offs	$155	$11,971	$3,475	$320	$13,844	$11,296	$4,157	$45,218
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
First Busey Corporation (BUSE) | 33

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below:

	As of June 30, 2025
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$4,972	$1,490	$796	$34,940	$3,311
CRE	524	5,744	—	10,563	4,300
Real estate construction	18,670	6,794	—	22	—
Past due and non-accrual commercial loans	24,166	14,028	796	45,525	7,611
Retail loans
Retail real estate	1,894	331	145	7,847	194
Retail other	1,378	391	—	242	—
Past due and non-accrual retail loans	3,272	722	145	8,089	194
Total past due and non-accrual loans	$27,438	$14,750	$941	$53,614	$7,805

	As of December 31, 2024
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$95	$—	$—	$3,852	$1,224
CRE	42	2,759	—	15,053	15,000
Real estate construction	41	—	—	23	—
Past due and non-accrual commercial loans	178	2,759	—	18,928	16,224
Retail loans
Retail real estate	3,280	683	1,115	2,984	194
Retail other	1,094	130	34	176	—
Past due and non-accrual retail loans	4,374	813	1,149	3,160	194
Total past due and non-accrual loans	$4,552	$3,572	$1,149	$22,088	$16,418
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $1.0 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the three and six months ended June 30, 2025 and 2024.
First Busey Corporation (BUSE) | 34

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Three Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	% of Total Class of Financing Receivable[1]	Term Extension	% of Total Class of Financing Receivable[2]	Combination—Term Extension and Payment Deferral	% of Total Class of Financing Receivable[3]
Modified Loans
C&I and other commercial	$490	—%	$21,913	0.5%	$4,412	0.1%
CRE	—	—%	1,297	—%	—	—%
Total of loans modified during the period[4]	$490	—%	$23,210	0.2%	$4,412	—%
___________________________________________
1.Modified loans represent an insignificant portion of C&I and other commercial loans, and an insignificant portion of total loans, in both cases rounding to zero percent.
2.Modified loans represent an insignificant portion of CRE loans, rounding to zero percent.
3.Modified loans represent an insignificant portion of total loans, rounding to zero percent.
4.All modifications were for loans classified as substandard.

	Three Months Ended June 30, 2024
(dollars in thousands)	Term Extension[1]	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$8,545	0.4%
CRE	466	—%
Total of loans modified during the period[3]	$9,011	0.1%
___________________________________________
1.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
2.Modified loans represent an insignificant portion of commercial real estate loans, rounding to zero percent.
3.All modifications were for loans classified as substandard.
First Busey Corporation (BUSE) | 35

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	% of Total Class of Financing Receivable	Term Extension	% of Total Class of Financing Receivable[1]	Combination—Term Extension and Payment Deferral	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$11,639	0.3%	$26,985	0.6%	$4,412	0.1%
CRE	—	—%	1,848	—%	—	—%
Real estate construction	—	—%	5,187	0.5%	—	—%
Total of loans modified during the period[3]	$11,639	0.1%	$34,020	0.2%	$4,412	—%
___________________________________________
1.Modified loans represent an insignificant portion of CRE loans, rounding to zero percent.
2.Modified loans represent an insignificant portion of total loans, rounding to zero percent.
3.With the exception of one loan that was transferred to non-accrual status during the six months ended June 30, 2025, all modifications were for loans classified as substandard.

	Six Months Ended June 30, 2024
(dollars in thousands)	Term Extension[1]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$24,067	1.2%
CRE	1,814	0.1%
Total of loans modified during the period[2]	$25,881	0.3%
___________________________________________
1.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
2.All modifications were for loans classified as substandard.
The following table provides the weighted average term extension for loan modifications made during the periods indicated for borrowers experiencing financial difficulty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted Average Loan Term Extensions
C&I and other commercial	19.9 months	4.3 months	19.3 months	14.7 months
CRE	7.0 months	4.0 months	11.0 months	1.8 months
Real estate construction	—	—	15.0 months	—
Weighted average term extensions	19.3 months	4.3 months	18.3 months	13.8 months
First Busey Corporation (BUSE) | 36

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of June 30, 2025
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$43,420	$—	$—	$467
CRE	3,239	—	—	—
Real estate construction	5,187	—	—	—
Amortized cost of modified loans	$51,846	$—	$—	$467
A default occurs when a loan is 90 days or more past due or transferred to non-accrual status. During the three and six months ended June 30, 2025, one C&I and other commercial loan with a balance of $0.5 million experienced a default by being transferred to non-accrual status after having been modified (a payment deferral was provided to the borrower who was experiencing financial difficulty) during the 12 months before the default. No loans had a default during the three or six months ended June 30, 2024, after having been modified during the 12 months before that default for borrowers experiencing financial difficulty.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $50.0 million and $19.3 million of collateral dependent loans secured by real estate or business assets as of June 30, 2025, and December 31, 2024, respectively.
Foreclosures
Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $5.7 million as of June 30, 2025. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
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
•Specific allocations/individual reserves – When a loan no longer exhibits risk characteristics that are similar to other loans, that loan is individually evaluated. Individual reserves are calculated for loans that are on a non-accrual status that are greater than a defined dollar threshold or loans that have disparate risk characteristics. Reserves may be based on collateral, for collateral-dependent loans, or on quantitative and qualitative factors, including expected cash flow, market sentiment, and guarantor support.
First Busey Corporation (BUSE) | 37

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•Quantitative reserves – Busey implemented a new non-discounted cash flow model in the second quarter of 2025 that used combined historical loan data from Busey Bank beginning in 2004 and CrossFirst Bank since its inception in 2007. The model incorporates various baseline forecast scenarios and national unemployment rates with either national gross domestic product, the national home price index, or the national commercial real estate price index. Further, prepayment and curtailment expectations are factored into the model. Due to the continued economic uncertainty in the markets in which the Company operates, Busey will continue to utilize a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period in its ACL estimate.
•Qualitative reserves – Busey uses qualitative factors to adjust the historical loss factors for current and forecasted conditions. Busey considers the ten qualitative factors identified in the Interagency Guidance and ASC Topic 326 at each reporting date.
The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities:

	Three Months Ended June 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2025	$89,304	$68,478	$8,689	$26,399	$2,340	$195,210
Provision for loan losses	(18,863)	13,370	4,300	2,597	(399)	1,005
Charged-off	(2,080)	(10,916)	—	(119)	(268)	(13,383)
Recoveries	217	3	83	165	34	502
ACL balance, June 30, 2025	$68,578	$70,935	$13,072	$29,042	$1,707	$183,334

	Three Months Ended June 30, 2024
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2024	$26,207	$33,505	$4,713	$24,281	$2,856	$91,562
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for loan losses	3,118	1,140	(997)	(651)	(333)	2,277
Charged-off	(10,013)	(4)	—	(75)	(184)	(10,276)
Recoveries	150	141	6	78	45	420
ACL balance, June 30, 2024	$20,286	$35,104	$3,722	$23,729	$2,385	$85,226
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition (see “Note 2. Mergers and Acquisitions.”)
First Busey Corporation (BUSE) | 38

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for loan losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for loan losses	(18,240)	12,977	4,611	2,094	(418)	1,024
Charged-off	(33,301)	(11,169)	—	(119)	(629)	(45,218)
Recoveries	313	134	93	298	70	908
ACL balance, June 30, 2025	$68,578	$70,935	$13,072	$29,042	$1,707	$183,334
___________________________________________
1.The Day 1 PCD is attributable to the CrossFirst acquisition (see “Note 2. Mergers and Acquisitions”), and represents the initial adjustment to the fair value of the PCD loans.
2.The Day 2 provision for loan losses is attributable to the CrossFirst acquisition (see “Note 2. Mergers and Acquisitions”), and represents the initial provision for non-PCD loans.

	Six Months Ended June 30, 2024
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for loan losses	13,243	(724)	(1,488)	(2,744)	(972)	7,315
Charged-off	(15,231)	(100)	—	(127)	(278)	(15,736)
Recoveries	194	141	47	206	76	664
ACL balance, June 30, 2024	$20,286	$35,104	$3,722	$23,729	$2,385	$85,226
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition (see “Note 2. Mergers and Acquisitions.”)
Net charge-offs during the six months ended June 30, 2025, included $31.1 million related to PCD loans acquired from CrossFirst Bank, which were fully reserved at acquisition and did not require recording additional provision expense.
First Busey Corporation (BUSE) | 39

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. LEASES
Busey as the Lessee
Busey has operating leases consisting primarily of equipment leases and real estate leases for banking centers, ATM locations, and office space. The following table summarizes lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited) and lease terms:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Lease balances
Right of use assets	$38,065	$10,608
Lease liabilities	39,235	11,040

Lease terms
Year through which lease terms extend	2042	2039
Weighted average remaining lease term	8.96 years	7.55 years
Weighted average discount rate	4.39%	3.77%
The following table presents lease costs, which are included in net occupancy and equipment expense in the Consolidated Statements of Income (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Lease costs
Operating lease costs	$1,795	$559	$2,752	$1,094
Variable lease costs	15	14	30	28
Short-term lease costs	18	45	30	58
Total lease cost	$1,828	$618	$2,812	$1,180
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Cash flows related to leases
Operating lease cash flows – Fixed payments	$1,707	$530	$2,582	$1,037
Operating lease cash flows – Liability reduction	1,289	433	1,973	844
Right of use assets obtained during the period in exchange for operating lease liabilities[1]	(1,115)	1,009	29,618	1,009
___________________________________________
1.The six months ended June 30, 2025, included $29.6 million right of use assets recognized in connection with the acquisition of CrossFirst (see “Note 2. Mergers and Acquisitions”). The three and six months ended June 30, 2024, included $0.3 million right of use assets recognized in connection with the acquisition of M&M (see “Note 2. Mergers and Acquisitions”), and an additional $0.7 million recognized in connection with a lease amendment that was executed subsequent to the M&M acquisition for a lease that was obtained in that acquisition.
First Busey Corporation (BUSE) | 40

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Busey was obligated under noncancelable operating leases for office space and other commitments. Future undiscounted lease payments with initial terms of one year or more, were as follows:

(dollars in thousands)	As of June 30, 2025
Rent commitments
Remainder of 2025	$3,446
2026	6,549
2027	6,161
2028	5,682
2029	4,684
2030	3,802
Thereafter	17,796
Total undiscounted cash flows	48,120
Less: Amounts representing interest	8,885
Present value of net future minimum lease payments	$39,235
As of June 30, 2025, Busey had commitments totaling $6.0 million for two lease contracts with future accounting commencement dates.
Busey as the Lessor
Busey leases office and parking spaces to outside parties. Revenues recorded in connection with these leases, reported in other income on Busey’s Consolidated Statements of Income (Unaudited), are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Rental income	$217	$204	$433	$406
Noncancellable terms for these leases, all of which are operating leases, extend through 2030. Under the terms of these lease agreements, Busey is entitled to receive aggregate future minimum lease payments as shown in the table below:

(dollars in thousands)	As of June 30, 2025
Rents to be received
Remainder of 2025	$410
2026	630
2027	430
2028	318
2029	136
2030	55
Total lease payments from operating leases	$1,979
First Busey Corporation (BUSE) | 41

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Deposits
Noninterest-bearing demand deposits	$3,590,363	$2,719,907
Interest-bearing transaction deposits	3,216,601	2,423,237
Saving deposits and money market deposits	6,362,352	3,348,711
Time deposits	2,632,456	1,490,635
Total deposits	$15,801,772	$9,982,490
Additional information about Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Brokered savings deposits and money market deposits	$133,986	$6,002
Brokered time deposits	219,628	7,088
Aggregate amount of time deposits with a minimum denomination of $100,000	1,672,181	860,193
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	827,762	334,503
Scheduled maturities of time deposits are presented in the table below:

(dollars in thousands)	As of June 30, 2025
Time deposits by schedule of maturities
Remainder of 2025	$2,065,405
2026	528,135
2027	20,599
2028	10,365
2029	5,385
2030	2,119
Thereafter	448
Time deposits	$2,632,456
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

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$158,030	$155,610
Weighted average rate for securities sold under agreements to repurchase	2.61%	2.63%
Revolving Line of Credit
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to a $40.0 million revolving line of credit bearing an interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. After executing subsequent amendments, the current termination date for the revolving line of credit is April 30, 2026. As of June 30, 2025, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an insignificant non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey had no short term borrowings as of either June 30, 2025, or December 31, 2024. When applicable, Busey’s short-term borrowings include loans maturing within one year of the loan origination date, the current portion of long-term debt that is due within 12 months, and federal funds purchased. Federal funds purchased are short-term borrowings that generally mature between one day and 90 days.
Long-term Debt
Busey’s long-term debt consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months. Long-term debt is presented in the table below:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Long-term debt
FHLB borrowings	$78,888	$—
Secured borrowings	7,669	—
Total long-term debt	$86,557	$—
Funds borrowed from the FHLB, listed above, consisted of twelve notes with a weighted average interest rate of 2.22% and a weighted average maturity period of 2.55 years as of June 30, 2025. Maturity dates for the long-term FHLB borrowings range from August 2027 through October 2028.
Acquired SBA loans that did not qualify for sale accounting treatment are presented as secured borrowings. Secured borrowings consisted of nine notes with a weighted average maturity period of 17.71 years as of June 30, 2025. Maturity dates for the secured borrowings range from September 2030 to March 2046.
First Busey Corporation (BUSE) | 43

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Subordinated Notes
On June 1, 2020, Busey issued $125.0 million of fixed-to-floating rate subordinated notes scheduled to mature on June 1, 2030. The subordinated notes, which qualified as Tier 2 capital for regulatory purposes, bore interest at an annual rate of 5.25% for the first five years after issuance. Thereafter, the notes were to bear interest at a floating rate equal to a three-month benchmark rate plus a spread of 5.11%, as calculated on each applicable determination date. The subordinated notes, which were unsecured obligations of the Company, had an optional redemption, in whole or in part, on any interest payment date on or after June 1, 2025. On June 1, 2025, Busey redeemed the entire $125.0 million outstanding principal amount of the subordinated notes.
On June 2, 2022, Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes accrues at a rate equal to (1) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (2) a floating rate per annum equal to a benchmark rate, which is the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 bps from and including June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 15, 2027.
Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Mergers and Acquisitions”), Busey acquired $4.0 million of 5.25% fixed-to-floating rate subordinated notes maturing December 4, 2030, which qualify as Tier 2 capital for regulatory purposes. Interest on the subordinated notes accrues at a rate equal to (1) 5.25% per annum from the original issue date to December 4, 2025, and (2) a floating rate per annum equal to a benchmark rate, which is the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps from December 4, 2025. The subordinated notes have an optional redemption, in whole or in part, on or after December 4, 2025. At June 30, 2025, there was an immaterial amount of fair value discount outstanding, to be accreted through the earliest optional redemption date.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Unamortized debt issuance costs
Subordinated notes issued in 2020	$—	$222
Subordinated notes issued in 2022	807	1,004
Total unamortized debt issuance costs	$807	$1,226
NOTE 8. REGULATORY CAPITAL
First Busey and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on First Busey's consolidated financial statements. Capital amounts and classification also are subject to qualitative judgments by regulators about components, risk weightings, and other factors.
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of June 30, 2025 and 2024, all capital ratios of First Busey and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2025, that would change this designation.
First Busey Corporation (BUSE) | 44

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and its subsidiary bank:

	As of June 30, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,888,100	12.22%	$695,299	4.50%	$1,004,321	6.50%
Busey Bank	$2,098,016	13.62%	$692,964	4.50%	$1,000,949	6.50%

Tier 1 capital to risk weighted assets
First Busey	$2,110,850	13.66%	$927,065	6.00%	$1,236,087	8.00%
Busey Bank	$2,098,016	13.62%	$923,953	6.00%	$1,231,937	8.00%

Total capital to risk weighted assets
First Busey	$2,434,172	15.75%	$1,236,087	8.00%	$1,545,109	10.00%
Busey Bank	$2,237,760	14.53%	$1,231,937	8.00%	$1,539,921	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$2,110,850	11.26%	$749,585	4.00%	N/A	N/A
Busey Bank	$2,098,016	11.22%	$747,971	4.00%	$934,963	5.00%
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
Capital Conservation Buffer
In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, which First Busey exceeded by 522 bps as of June 30, 2025, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, which First Busey exceeded by 516 bps as of June 30, 2025, and (3) total capital to risk-weighted assets of at least 10.5%, which First Busey exceeded by 525 bps as of June 30, 2025.
First Busey Corporation (BUSE) | 46

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated:

		As of
(dollars in thousands)	Location	June 30, 2025	December 31, 2024
Investments in unconsolidated entities
Funded investments	Other assets	$88,846	$70,796
Unfunded investments	Other assets	54,701	61,210
Investments in unconsolidated entities		$143,547	$132,006

Unfunded investment obligations	Other liabilities	$54,701	$61,210
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax credits and other tax benefits	$4,319	$3,800	$8,908	$7,901
Amortization of investments in tax-advantaged projects	3,829	3,371	7,937	7,018
NOTE 10. STOCK-BASED COMPENSATION
CrossFirst Acquisition
The CrossFirst acquisition impacted Busey and CrossFirst equity awards:
Treatment of Busey’s Equity Awards
Following the closing of the CrossFirst acquisition, except as otherwise provided in the CrossFirst Merger Agreement, Busey equity awards generally remain outstanding and subject to the same terms and conditions as applied immediately prior to the time at which the CrossFirst acquisition became effective (the “effective time”). Notable changes to Busey’s equity awards are as follows:
•ROATCE PSUs — Each PSU issued by Busey that is earned based on Core Return on Average Tangible Common Equity (the “ROATCE PSUs”) and was outstanding immediately prior to the effective time was deemed earned with the achievement of the applicable performance goals based on actual performance through December 31, 2024, the latest practicable date prior to the effective time, and otherwise remains subject to the same terms and conditions (including service-based vesting terms) as applied to such ROATCE PSUs immediately prior to the effective time. The ROATCE PSUs have been deemed earned (i) at 100% of the target level of performance, for the ROATCE PSUs granted in 2023 and (ii) at 75% of the target level of performance, for the ROATCE PSUs granted in 2024.
First Busey Corporation (BUSE) | 47

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•TSR PSUs — Each Busey PSU previously granted that is tied to total stockholder return (“TSR”, and such PSUs, the “TSR PSUs”) with a performance period that ended December 31, 2024, (excluding TSR PSUs previously held by retirees) was replaced, and each TSR PSU outstanding immediately prior to the effective time with performance periods ending December 31, 2025, and December 31, 2026, (including existing TSR PSUs held by retirees) was modified, each effective March 1, 2025, such that the resulting new or modified PSUs (collectively, the “Merger PSUs”) will be earned based on Busey’s relative TSR rank as compared to the KBW Regional Banking Index, measured at the end of a performance period commencing January 1, 2025, and ending December 31, 2026. The Merger PSUs are subject to the terms and conditions of Busey’s Amended 2020 Equity Incentive Plan and the applicable award agreements. The target number of PSUs subject to each such Merger PSU was determined based on the number of PSUs that would have been earned in respect of the corresponding TSR PSU had performance for such corresponding TSR PSU been determined based on actual performance as of August 26, 2024, the day immediately prior to the announcement of the Merger, which is (i) in the case of the 2022 TSR PSUs, 94.5% of the original target level of performance, (ii) in the case of the 2023 TSR PSUs, 96.2% of the original target level of performance, and (iii) in the case of the 2024 TSR PSUs, 76.9% of the original target level of performance. Such target number also reflects the number of dividend equivalents accrued in respect of the corresponding existing TSR PSU that would have been earned based on the same actual TSR performance.
•Busey RSUs — Each outstanding Busey time-based restricted stock unit award (the “Busey RSUs”) will vest in equal annual installments over three (3) years following the effective time; provided that if any Busey RSU would otherwise vest by its terms on an earlier date, any then-unvested portion as of such date shall vest on such original vesting date.
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
Treatment of CrossFirst’s Equity Awards
Equity awards based on CrossFirst Common Stock that were outstanding immediately prior to the effective time were converted, at the effective time, either to Busey Common Stock or to equity awards based on Busey Common Stock, as follows:
•Director equity awards — Each CrossFirst restricted stock award held by a CrossFirst non-employee director and each deferred share of CrossFirst Common Stock that was credited to a director participant’s account under the CrossFirst 2018 Directors’ Deferred Fee Plan was converted into the right to receive 0.6675 shares of Busey Common Stock (the “Exchange Ratio”).
•CrossFirst RSUs — Each CrossFirst time-based restricted stock unit award (“CrossFirst RSU”) was converted into a restricted stock unit in respect of Busey Common Stock (a “Busey RSU”) based on the Exchange Ratio, rounded to the nearest whole share, subject to the same terms and conditions as were applicable to the CrossFirst RSUs prior to the effective time.
•CrossFirst PSUs — Each CrossFirst performance-based restricted stock unit award (“CrossFirst PSU”) was converted into a time-based Busey RSU based on the Exchange Ratio, subject to the same terms and conditions as were applicable to the CrossFirst PSUs prior to the effective time, assuming the achievement of the applicable performance goals based on, for the CrossFirst PSUs granted in 2023, actual performance through December 31, 2024, and, for the CrossFirst PSUs granted in 2024, target performance, rounded to the nearest whole share.
•CrossFirst SSARs — Each CrossFirst SSAR was converted into a stock appreciation right in respect of Busey Common Stock based on the Exchange Ratio, rounded down to the nearest whole share (and exercise price rounded up to the nearest cent), generally subject to the same terms and conditions as were applicable to the CrossFirst SSAR prior to the effective time.
First Busey Corporation (BUSE) | 48

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options
Busey has outstanding stock options assumed from a 2017 acquisition. A summary of the status of, and changes in, Busey's stock option awards for the six months ended June 30, 2025, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value ($000's)
Outstanding at December 31, 2024	15,106	$23.53	1.87 years	$1
Outstanding at June 30, 2025	15,106	23.53	1.38 years	(10)

Exercisable at June 30, 2025	15,106	23.53	1.38 years	(10)
Stock Settled Appreciation Rights
Busey issued replacement awards in the form of SSARs as part of the acquisition of CrossFirst. These awards were issued under the CrossFirst Bankshares 2018 Omnibus Equity Incentive Plan with exercise prices equal to the closing price of CrossFirst’s common shares on the original date for each award adjusted by the Exchange Ratio of 0.6675, rounded up to the nearest cent. At grant, SSARs typically vested ratably over seven years of continuous service with a ten-year or fifteen-year contractual term. At grant, replacement SSARs had a weighted average remaining contractual term of 5.4 years, and unvested replacement SSARs had a weighted average remaining vesting period of 3.2 years. The fair value of each SSAR was estimated at acquisition date using a Monte Carlo simulation since the awards were all in-the-money. The fair value of SSARs that have vested during 2025 was $3.6 million.
A summary of SSAR activity during 2025 is presented below:

SSARs	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value ($000's)
Outstanding at December 31, 2024	—	$—	—	$—
Replacement of CrossFirst SSARs	424,390	15.78
Exercised[1]	(80,033)	10.93
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2025	344,357	16.91	4.90 years	2,058

Exercisable at June 30, 2025	307,153	16.46	4.93 years	1,975
First Busey Corporation (BUSE) | 49

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

___________________________________________
1. The aggregate intrinsic value of SSARs exercised during 2025 was $0.9 million.
The following table provides the range of assumptions used in the Monte Carlo simulations to value CrossFirst awards that were replaced at acquisition, the weighted average grant date fair value, and information related to SSARs exercised for the indicated periods, as well as the remaining compensation cost to be recognized and the period over which the amount will be recognized as of the dates indicated:

(dollars in thousands, except per share amounts)	Six Months Ended June 30, 2025
Assumptions
Expected volatility[1]	29.10% – 36.70%
Expected dividends[2]	4.17%
Simulation term[3,4,5]	4.20 years – 5.69 years
Risk-free rate[6]	3.97% – 4.03%
Weighted average grant date fair value per share	$8.94
___________________________________________
1.Expected volatility was calculated using a historical volatility of Busey’s stock price over a period commensurate with the simulation term of the SSARs.
2.The dividend yield was calculated using Busey’s annual dividend and closing stock price on the date of acquisition.
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
2020 Equity Plan
Busey has granted RSU, PSU, and DSU awards under the terms of its 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. There were 683,423 shares available for issuance under the 2020 Equity Plan as of June 30, 2025.
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
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted 348,269 RSUs to members of management. The grant date fair value of the award was $7.7 million, which will be recognized as compensation expense over the requisite service period. These awards will vest in equal installments on each of the first three anniversaries of the grant date. The terms of these awards included an accelerated vesting provision upon eligible retirement from Busey, after a one-year minimum requisite service period.
On May 29, 2025, under the terms of the 2020 Equity Plan, Busey granted 4,494 RSUs to members of management. The grant date fair value of the award was $0.1 million, which will be recognized as compensation expense over the requisite service period. These awards will vest in equal installments on each of the first three anniversaries of the grant date.
First Busey Corporation (BUSE) | 50

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s RSU awards for the six months ended June 30, 2025, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	1,066,772	$21.80
Conversion of Busey ROATCE PSUs to RSUs	157,094	23.99
Replacement of CrossFirst RSUs and PSUs	341,048	23.99
Granted	352,763	22.16
Dividend equivalents earned	32,855	21.88
Vested	(98,014)	23.76
Forfeited	(107,568)	21.99
Nonvested at June 30, 2025	1,744,950	22.38
PSU Awards
Busey grants PSU awards to members of management periodically throughout the year. PSU awards are stock-based awards for which vesting is conditional upon meeting established performance criteria for the applicable performance period and providing continuous service through the end of such performance period. Each PSU represents the future right to receive one share of Busey’s common stock. The number of PSUs that ultimately vest will be determined based on the extent to which the established performance criteria are achieved. Busey’s PSUs are subject to accelerated service-based vesting conditions upon eligible retirement from Busey. After performance determination, dividend equivalents are compounded based upon the updated PSU balances at each dividend date during the performance period.
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
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted a target of 174,126 PSUs with a maximum award of 278,602 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a relative total stockholder return performance goal. The grant date fair value of the award, calculated using the Geometric Brownian Motion Model, is $3.4 million, which will be recognized in compensation expense over the performance period ending December 31, 2027.
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
First Busey Corporation (BUSE) | 51

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s PSU awards for the six months ended June 30, 2025, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	372,042	$21.15
Modifications based on CrossFirst acquisition[2]	(181,828)	20.43
Granted	407,723	20.99
Vested	(155)	22.06
Forfeited	(32,620)	21.01
Nonvested at June 30, 2025	565,162	21.28
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
A summary of changes in Busey’s DSU awards for the six months ended June 30, 2025, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	36,893	$23.40
Granted	39,846	22.16
Dividend equivalents earned	4,474	22.51
Vested	(40,885)	23.33
Nonvested at June 30, 2025	40,328	22.14

Vested and outstanding at June 30, 2025	142,922	23.01
Employee Stock Purchase Plan
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 337,435 shares available for issuance under the ESPP as of June 30, 2025.
First Busey Corporation (BUSE) | 52

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-based Compensation Expense
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Stock-based compensation expense
SSARs	Salaries, wages, and employee benefits	$78	$—	$107	$—
RSU awards	Salaries, wages, and employee benefits	3,707	1,061	5,696	1,955
PSU awards[1]	Salaries, wages, and employee benefits	1,355	(149)	2,445	1,061
DSU awards	Other expense	220	189	397	404
ESPP	Salaries, wages, and employee benefits	73	33	182	117
Total stock-based compensation expense		$5,433	$1,134	$8,827	$3,537
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
As all outstanding stock options were fully vested, no compensation expense was recorded for stock options for the three or six months ended June 30, 2025, or 2024, and no unrecognized compensation expense remains for Busey’s stock option awards as of June 30, 2025.
Unamortized compensation expense related to non-vested equity awards is summarized in the table below:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Unamortized stock-based compensation
SSARs	$164	$—
RSU awards	14,092	7,093
PSU awards[1]	8,710	3,043
DSU awards	651	181
Total unamortized stock-based compensation	$23,617	$10,317

Weighted average period over which expense is to be recognized on awards issued under Busey's 2020 Equity Plan	2.0 years	2.5 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	1.5 years	—
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
First Busey Corporation (BUSE) | 53

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and Credit Risk
A summary of the contractual amount of Busey’s exposure to off-balance sheet risk relating to the Company’s commitments follows:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Off-Balance Sheet Commitments
Commitments to extend credit	$4,280,944	$2,512,714
Standby letters of credit	125,255	35,464
Total commitments	$4,406,199	$2,548,178
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
On March 20, 2025, the Illinois Secretary of State requested that Busey resubmit the requested forms using a proposed methodology for paid-in capital that Busey views as inconsistent with the Illinois Secretary of State’s past practice, and existing statutory and case law. Accordingly, on May 14, 2025, within the Illinois Secretary of State’s requested timeframe, Busey informed the Illinois Secretary of State that it would not resubmit the requested forms with the methodology that Busey disputes and requested that the parties instead continue good faith discussions. On July 2, 2025, Busey received a notice of hearing from the Illinois Secretary of State indicating that an administrative hearing has been scheduled to “ascertain” the required amount of franchise taxes, penalties, interest, fees, and charges purportedly due from Busey to the Illinois Secretary of State. In the notice, the Illinois Secretary of State requested a determination of an amount due that the Illinois Secretary of State preliminarily estimated to be in excess of $28 million, including in excess of $17.4 million in interest and in excess of $0.3 million in penalties. Busey disagrees with the Illinois Secretary of State’s preliminary estimate and believes that the Illinois Secretary of State’s request is contrary not only to the Illinois Secretary of State’s past practice, but also existing statutory and case law. Busey intends to vigorously defend itself against the Illinois Secretary of State’s notice, including through appropriate judicial relief, if necessary. On July 31, 2025, First Busey filed a special appearance with the Illinois Secretary of State’s Department of Administrative Hearings solely for the limited purpose of contesting the jurisdiction of the Illinois Secretary of State to initiate and conduct the administrative hearing.
First Busey Corporation (BUSE) | 54

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual is required. Given the underlying disagreement between Busey and the Illinois Secretary of State on the proper methodology for calculating any franchise tax owed, the loss cannot be reasonably estimated. It is reasonably possible that this matter could require Busey to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2025. If the likelihood of potential liabilities elevates and Busey becomes able to reasonably estimate the loss, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
Busey utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, Busey enters into derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale; forward sales commitments to sell residential mortgage loans to investors; and interest rate swaps and risk participation agreements with customers and other third parties. See “Note 13: Fair Value Measurements” for further discussion of the fair value measurement of such derivatives.
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Cash pledged to secure obligations under derivative contracts	$24,810	$21,900
Collateral held to secure obligations under derivative contracts	14,270	20,260
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $500.0 million as of both June 30, 2025, and December 31, 2024, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (Prime Loan Swap). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $200.0 million to reduce Busey’s asset sensitivity (SOFR Loan Swaps). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in the fair value of these interest rate swaps were recorded net of tax in OCI.
First Busey Corporation (BUSE) | 55

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of
(dollars in thousands)	Location	June 30, 2025	December 31, 2024
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		7.50%	7.62%
Weighted average maturity		3.60 years	4.10 years

SOFR Loan Swaps
Notional amount		$200,000	$200,000
Weighted average rate: receive-fixed		3.78%	3.78%
Weighted average variable 1-month CME Term SOFR pay rates		4.32%	—
Weighted average maturity		4.26 years	4.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$3,374	$—
Gross aggregate fair value of swap liabilities	Other liabilities	17,281	27,770

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(9,368)	$(19,805)
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2025.

(dollars in thousands)	As of June 30, 2025
Unrealized losses expected to be reclassified from OCI to interest income	$(761)
Interest income and interest expense recorded on these swap transactions is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,265)	$(2,795)	$(4,325)	$(5,591)
(Increase) decrease in interest expense on swap transactions	—	484	—	967
Net increase (decrease) in net interest income on swap transactions	$(2,265)	$(2,311)	$(4,325)	$(4,624)
First Busey Corporation (BUSE) | 56

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net gains (losses) relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$2,598	$(1,996)	$7,239	$(7,228)
(Gain) loss reclassified from OCI to interest income, net of tax	1,693	1,998	3,198	3,997
(Gain) loss reclassified from OCI to interest expense, net of tax	—	(346)	—	(691)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$4,291	$(344)	$10,437	$(3,922)
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $924.7 million as of June 30, 2025, and $719.2 million as of December 31, 2024. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$428,446	$9,665	$156,539	$1,465
Interest rate swaps: receive-floating, pay-fixed	Other assets	496,218	21,635	562,697	28,854
Derivative assets not designated as hedging instruments		$924,664	$31,300	$719,236	$30,319

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$496,218	$21,635	$562,697	$28,854
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	428,446	9,665	156,539	1,465
Derivative liabilities not designated as hedging instruments		$924,664	$31,300	$719,236	$30,319
First Busey Corporation (BUSE) | 57

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in fair value of these derivative assets and liabilities are included in the Consolidated Statements of Income (Unaudited) and are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$(1,972)	$694	$1,062	$6,174
Receive-floating, pay-fixed	Noninterest expense	1,972	(694)	(1,062)	(6,174)
Net change in fair value of interest rate swaps		$—	$—	$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. Under these risk participation agreements, Busey purchased credit risk participation, paying an up-front fee to a counterparty to accept a portion of its credit exposure, and will receive a payment from the counterparty if the swap customer defaults on its obligations. Busey also assumed additional risk participation agreements entered into by CrossFirst, in which CrossFirst purchased credit risk participation, and Busey will receive a payment from the counterparty if the swap customer defaults on its obligations.
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
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between October 2025 and October 2029, and are summarized as follows:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Risk participation agreements purchased
Number of risk participation agreements	11	5
Notional amount	$59,045	$40,092
Fair value	34	5

Risk participation agreements sold
Number of risk participation agreements	13	—
Notional amount	$109,540	$—
Fair value	79	—
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
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$7,701	$163	$2,430	$28
Forward sales commitments	Other assets	1,811	6	3,457	21
Mortgage banking derivative assets		$9,512	$169	$5,887	$49

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$—	$—	$436	$4
Forward sales commitments	Other liabilities	15,065	52	1,955	6
Mortgage banking derivative liabilities		$15,065	$52	$2,391	$10
First Busey Corporation (BUSE) | 59

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Mortgage revenue	$239	$186	$481	$448
Gains (losses) on forward sales commitments	Mortgage revenue	26	(32)	(61)	(74)
Net gains (losses) on mortgage banking derivatives		$265	$154	$420	$374
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
First Busey Corporation (BUSE) | 61

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of June 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$115,557	$—	$115,557
Obligations of states and political subdivisions	—	242,153	—	242,153
Asset-backed securities	—	373,621	—	373,621
Commercial mortgage-backed securities	—	138,026	—	138,026
Residential mortgage-backed securities	—	1,289,129	—	1,289,129
Corporate debt securities	—	59,302	—	59,302
Equity securities	177	15,994	—	16,171
Derivative assets	—	34,843	34	34,877
Derivative liabilities	—	48,633	79	48,712

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$1,400	$—	$1,400
Obligations of states and political subdivisions	—	139,829	—	139,829
Asset-backed securities	—	336,557	—	336,557
Commercial mortgage-backed securities	—	92,174	—	92,174
Residential mortgage-backed securities	—	1,087,210	—	1,087,210
Corporate debt securities	—	153,051	—	153,051
Equity securities	5,567	10,295	—	15,862
Derivative assets	—	30,368	5	30,373
Derivative liabilities	—	58,099	—	58,099
First Busey Corporation (BUSE) | 62

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Beginning Balance		$(39)	$9	$5	$15
Gains (losses) recognized in earnings	Other expense	2	(1)	(7)	(10)
Purchases		(26)	—	(26)	3
Sales		18	—	24	—
Assumed in acquisition		—	—	(41)	—
Ending Balance		$(45)	$8	$(45)	$8
___________________________________________
1.Amounts reported for the six months ended June 30, 2025 include the following correction for first quarter activity, which Busey deems to be immaterial: in March 2025, CrossFirst Bank amended one risk participation agreement sold, resulting in $6.0 thousand in new sales which was previously reported as a reduction to the losses recognized in earnings.
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
OREO and Other Repossessed Assets
Non-financial assets measured at fair value, upon initial recognition or subsequent impairment, include OREO and other repossessed assets. OREO properties and other repossessed assets are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs. Due to the significance of unobservable inputs, the estimated fair values of all OREO and other repossessed assets have been classified as Level 3.
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
First Busey Corporation (BUSE) | 63

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis:

	As of June 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$32,734	$32,734
OREO and other repossessed assets with subsequent impairment	—	—	3,431	3,431
Bank property held for sale with impairment	—	—	2,653	2,653

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$616	$616
Bank property held for sale with impairment	—	—	2,841	2,841
The following table presents additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of June 30, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$32,734	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-33.7)%
OREO and other repossessed assets with subsequent impairment	3,431	Appraisal of collateral	Appraisal adjustments	-7.4% to -24.1% (-7.7)%
Bank property held for sale with impairment	2,653	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -86.8% (-55.0)%

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$616	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-74.9)%
Bank property held for sale with impairment	2,841	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-51.8)%
First Busey Corporation (BUSE) | 64

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$752,352	$752,352	$697,659	$697,659
Level 2 inputs:
Debt securities held to maturity	802,965	670,532	826,630	675,053
Loans held for sale	10,497	10,594	3,657	3,726
Restricted bank stock	77,112	77,112	49,930	49,930
Accrued interest receivable	79,169	79,169	45,141	45,141
Level 3 inputs:
Portfolio loans, net	13,625,285	13,687,223	7,613,683	7,426,158
Mortgage servicing rights	1,314	5,455	1,304	5,627
Other servicing rights	2,472	2,701	1,482	1,591

Financial liabilities
Level 2 inputs:
Time deposits	$2,632,456	$2,623,126	$1,490,635	$1,481,591
Securities sold under agreements to repurchase	158,030	158,030	155,610	155,610
Long-term debt	86,557	86,425	—	—
Junior subordinated debt owed to unconsolidated trusts	77,187	71,089	74,815	67,314
Accrued interest payable	29,896	29,896	21,129	21,129
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	103,169	96,480	227,723	219,043
First Busey Corporation (BUSE) | 65

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered. Net income available to common stockholders is net income less dividends that have been declared on Busey’s preferred stock (all of which is non-cumulative). Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if Busey’s outstanding stock options and SSARs were exercised, stock units were vested, and ESPP shares were issued.
Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$47,404	$27,357	$17,414	$53,582
Dividends on preferred stock	155	—	155	—
Net income available to common stockholders	$47,249	$27,357	$17,259	$53,582

Weighted average number of common shares outstanding, basic	89,645,040	56,919,025	79,139,706	56,167,807
Dilutive effect of common stock equivalents:
SSARs	278,568	—	185,138	—
RSU awards	896,697	679,167	817,859	666,302
PSU awards	47,360	245,599	81,970	269,494
DSU awards	4,709	4,923	14,882	19,202
ESPP	11,337	4,517	12,022	7,060
Weighted average number of common shares outstanding, diluted	90,883,711	57,853,231	80,251,577	57,129,865

Basic earnings per common share	$0.53	$0.48	$0.22	$0.95
Diluted earnings per common share	$0.52	$0.47	$0.22	$0.94
Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive common stock equivalents
Options	15,106	17,966	15,106	19,176
RSU awards	—	12,864	—	6,432
PSU awards	13,455	93,266	208,043	100,969
Total anti-dilutive common stock equivalents	28,561	124,096	223,149	126,577
First Busey Corporation (BUSE) | 66

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated:

	Three Months Ended June 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, March 31, 2025	$(137,725)	$(21,426)	$(13,659)	$(172,810)
Unrealized holding gains (losses), net	11,988	—	2,598	14,586
Amounts reclassified from AOCI, net	(8)	—	1,693	1,685
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,228	—	1,228
Balance, June 30, 2025	$(125,745)	$(20,198)	$(9,368)	$(155,311)

	Three Months Ended June 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, March 31, 2024	$(177,454)	$(24,464)	$(20,272)	$(222,190)
Unrealized holding gains (losses), net	1,205	—	(1,996)	(791)
Amounts reclassified from AOCI, net	3	—	1,652	1,655
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,000	—	1,000
Balance, June 30, 2024	$(176,246)	$(23,464)	$(20,616)	$(220,326)
First Busey Corporation (BUSE) | 67

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
Unrealized holding gains (losses), net	28,569	—	7,239	35,808
Amounts reclassified from AOCI, net	11,366	—	3,198	14,564
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,356	—	1,356
Balance, June 30, 2025	$(125,745)	$(20,198)	$(9,368)	$(155,311)

	Six Months Ended June 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2023	$(176,636)	$(25,473)	$(16,694)	$(218,803)
Unrealized holding gains (losses), net	(4,476)	—	(7,228)	(11,704)
Amounts reclassified from AOCI, net	4,866	—	3,306	8,172
Amortization of unrecognized losses on securities transferred to held to maturity	—	2,009	—	2,009
Balance, June 30, 2024	$(176,246)	$(23,464)	$(20,616)	$(220,326)
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
Banking
The Banking operating segment provides a full range of banking services to individual and corporate customers through First Busey Corporation’s wholly-owned bank subsidiary, Busey Bank.
Busey Bank has 78 banking centers located throughout Illinois; the St. Louis, Missouri MSA; southwest Florida; Indianapolis, Indiana; the Dallas-Fort MSA; the Kansas City MSA; Wichita Kansas; Oklahoma City and Tulsa Oklahoma; Phoenix and Tucson, Arizona; Denver and Colorado Springs, Colorado; and Clayton, New Mexico.
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
Goodwill and total assets are summarized below by operating segment. The “other” category included in the tables below consists of the parent company and the elimination of intercompany transactions:

	As of June 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$358,694	$14,108	$8,992	$—	$381,794
Total assets	18,708,690	137,756	46,681	25,613	18,918,740

	As of December 31, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$310,595	$14,108	$8,992	$—	$333,695
Total assets	11,856,651	126,180	57,737	6,154	12,046,722
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized below:
First Busey Corporation (BUSE) | 69

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$247,444	$—	$—	$2	$247,446
Intersegment interest income	—	—	17	(17)	—
Interest expense	90,247	—	—	4,016	94,263
Intersegment interest expense	866	—	—	(866)	—
Net interest income	156,331	—	17	(3,165)	153,183
Provision for credit losses	5,700	—	—	—	5,700
Net interest income after provision for credit losses	150,631	—	17	(3,165)	147,483

Noninterest income
Wealth management fees	—	16,777	—	—	16,777
Payment technology solutions	—	—	4,956	—	4,956
Treasury management services	4,981	—	—	—	4,981
Card services and ATM fees	4,880	—	—	—	4,880
Other service charges on deposit accounts	1,513	—	—	—	1,513
All other noninterest income	5,556	209	—	5,991	11,756
Intersegment noninterest income	316	—	429	(745)	—
Noninterest income	17,246	16,986	5,385	5,246	44,863

Revenue	173,577	16,986	5,402	2,081	198,046

Noninterest expense
Salaries, wages, and employee benefits	57,247	7,106	2,851	11,156	78,360
Data processing	12,381	622	922	96	14,021
Amortization of intangible assets	4,364	228	—	—	4,592
Interchange expense	—	—	1,297	—	1,297
All other noninterest expense	26,162	590	718	2,093	29,563
Intersegment noninterest expense	5,156	778	360	(6,294)	—
Noninterest expense	105,310	9,324	6,148	7,051	127,833

Income (loss) before income taxes	62,567	7,662	(746)	(4,970)	64,513
Income taxes	16,729	1,839	(202)	(1,257)	17,109
Net income	$45,838	$5,823	$(544)	$(3,713)	$47,404
First Busey Corporation (BUSE) | 70

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$131,928	$—	$—	$11	$131,939
Intersegment interest income	324	—	12	(336)	—
Interest expense	45,126	—	—	4,281	49,407
Intersegment interest expense	785	—	—	(785)	—
Net interest income	86,341	—	12	(3,821)	82,532
Provision for credit losses	1,908	—	—	—	1,908
Net interest income after provision for credit losses	84,433	—	12	(3,821)	80,624

Noninterest income
Wealth management fees	—	15,917	—	—	15,917
Payment technology solutions	—	—	5,915	—	5,915
Treasury management services	2,145	—	—	—	2,145
Card services and ATM fees	3,430	—	—	—	3,430
Other service charges on deposit accounts	2,321	—	—	—	2,321
All other noninterest income	4,123	191	—	(339)	3,975
Intersegment noninterest income	316	—	264	(580)	—
Noninterest income	12,335	16,108	6,179	(919)	33,703

Revenue	98,676	16,108	6,191	(4,740)	116,235

Noninterest expense
Salaries, wages, and employee benefits	30,382	6,466	2,471	4,159	43,478
Data processing	5,411	531	994	164	7,100
Amortization of intangible assets	2,335	294	—	—	2,629
Interchange expense	—	—	1,733	—	1,733
All other noninterest expense	17,990	726	598	1,652	20,966
Intersegment noninterest expense	2,848	774	357	(3,979)	—
Noninterest expense	58,966	8,791	6,153	1,996	75,906

Income (loss) before income taxes	37,802	7,317	38	(6,736)	38,421
Income taxes	11,105	1,756	10	(1,807)	11,064
Net income	$26,697	$5,561	$28	$(4,929)	$27,357
First Busey Corporation (BUSE) | 71

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$414,256	$—	$—	$5	$414,261
Intersegment interest income	—	—	30	(30)	—
Interest expense	148,764	—	—	8,583	157,347
Intersegment interest expense	1,357	—	—	(1,357)	—
Net interest income	264,135	—	30	(7,251)	256,914
Provision for credit losses	51,293	—	—	—	51,293
Net interest income after provision for credit losses	212,842	—	30	(7,251)	205,621

Noninterest income
Wealth management fees	—	34,141	—	—	34,141
Payment technology solutions	—	—	10,029	—	10,029
Treasury management services	7,998	—	—	—	7,998
Card services and ATM fees	8,589	—	—	—	8,589
Other service charges on deposit accounts	3,046	—	—	—	3,046
All other noninterest income	(3,823)	411	(2)	5,697	2,283
Intersegment noninterest income	668	—	774	(1,442)	—
Noninterest income	16,478	34,552	10,801	4,255	66,086

Revenue	280,613	34,552	10,831	(2,996)	323,000

Noninterest expense
Salaries, wages, and employee benefits	103,973	14,137	5,332	22,481	145,923
Data processing	20,330	1,215	1,859	192	23,596
Amortization of intangible assets	7,205	470	—	—	7,675
Interchange expense	—	—	2,640	—	2,640
All other noninterest expense	45,987	1,327	1,335	11,380	60,029
Intersegment noninterest expense	9,821	1,558	729	(12,108)	—
Noninterest expense	187,316	18,707	11,895	21,945	239,863

Income (loss) before income taxes	42,004	15,845	(1,064)	(24,941)	31,844
Income taxes	15,859	3,803	(281)	(4,951)	14,430
Net income	$26,145	$12,042	$(783)	$(19,990)	$17,414

First Busey Corporation (BUSE) | 72

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$257,738	$—	$—	$21	$257,759
Intersegment interest income	324	—	25	(349)	—
Interest expense	90,449	—	—	8,924	99,373
Intersegment interest expense	1,652	—	—	(1,652)	—
Net interest income	165,961	—	25	(7,600)	158,386
Provision for credit losses	6,268	—	—	—	6,268
Net interest income after provision for credit losses	159,693	—	25	(7,600)	152,118

Noninterest income
Wealth management fees	—	31,466	—	—	31,466
Payment technology solutions	—	—	11,624	—	11,624
Treasury management services	4,046	—	—	—	4,046
Card services and ATM fees	6,390	—	—	—	6,390
Other service charges on deposit accounts	4,669	—	—	—	4,669
All other noninterest income	9,983	354	—	84	10,421
Intersegment noninterest income	632	—	526	(1,158)	—
Noninterest income	25,720	31,820	12,150	(1,074)	68,616

Revenue	191,681	31,820	12,175	(8,674)	227,002

Noninterest expense
Salaries, wages, and employee benefits	57,743	13,225	4,920	9,680	85,568
Data processing	10,444	1,047	1,852	307	13,650
Amortization of intangible assets	4,437	601	—	—	5,038
Interchange expense	—	—	3,344	—	3,344
All other noninterest expense	33,681	1,506	1,183	3,383	39,753
Intersegment noninterest expense	5,726	1,548	720	(7,994)	—
Noninterest expense	112,031	17,927	12,019	5,376	147,353

Income (loss) before income taxes	73,382	13,893	156	(14,050)	73,381
Income taxes	20,193	3,334	42	(3,770)	19,799
Net income	$53,189	$10,559	$114	$(10,280)	$53,582
First Busey Corporation (BUSE) | 73

FIRST BUSEY CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and six months ended June 30, 2025, and should be read in conjunction with Busey’s Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as Busey’s 2024 Annual Report.
BUSINESS
First Busey Corporation is an $18.92 billion financial holding company headquartered in Leawood, Kansas. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Busey provides a full range of banking, wealth management, and payment technology solutions to individuals and corporate clients through its subsidiaries, Busey Bank and FirsTech.
Banking Center Markets
Busey Bank, headquartered in Champaign, Illinois, serves the banking needs of its customers through 78 banking centers located across six regions spanning 10 states.

CENTRAL
KANSAS
MISSOURI
OKLAHOMA

MIDWEST
ILLINOIS
INDIANA

EAST
ILLINOIS
MISSOURI
FLORIDA

WEST
COLORADO
ARIZONA
NEW MEXICO

TEXAS
TEXAS

VERTICALS

Life Equity Lending
Sponsor Finance
Energy Lending
SBA Lending

Busey’s East Region
Busey Bank serves the suburban Chicago market with 17 banking centers, offering a full spectrum of financial services to individuals and businesses. The Chicago area is home to several Fortune 500 companies, featuring a diverse economic mix that includes manufacturing, logistics, information technology, and financial services. With a regionalized approach and a legacy of service excellence, Busey remains a trusted financial partner to the vibrant communities of northeastern Illinois.
First Busey Corporation (BUSE) | 74

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Busey Bank operates 20 banking centers in the St. Louis MSA, including eight banking centers in eastern Missouri and 12 banking centers in western Illinois. With a population exceeding 2.8 million, St. Louis has a diverse economy and major employment sectors that include healthcare, financial services, professional and business services, and retail. Busey continues to build on its legacy of serving dynamic urban and suburban markets in the region.
Busey Bank serves the southwest Florida banking market with three banking centers located in and around Fort Myers, an area which has experienced strong population growth, job expansion, and a vibrant housing market, as well as the benefits of a robust tourism and winter resort economy. These factors have contributed to a thriving environment for consumer banking and small business services.
Busey’s Midwest Region
Busey Bank serves the central Illinois banking market with 21 banking centers. The economy of central Illinois is agriculture-base, with manufacturing and services industries also featuring prominently. These industries, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
Busey Bank has one banking center in the Indianapolis, Indiana, area, which is the most populous city of Indiana with a diverse economy, due in part to it serving as the headquarters of many large corporations. Its strategic location and infrastructure have fostered steady economic performance, positioning Busey to meet the financial needs of both retail and commercial clients.
Busey’s Central Region
Busey Bank serves the Kansas banking market with three banking centers, including two locations in Leawood and one in Wichita. Leawood, part of the Kansas City MSA, is known for its desirable residential communities and concentration of corporate offices and financial institutions. Wichita, the largest city in Kansas, features strong aviation and manufacturing sectors, along with growing healthcare and education footprints. These markets offer Busey a well-balanced mix of consumer and commercial banking potential.
Busey Bank serves the Oklahoma banking market with three banking centers, including two in Oklahoma City and one in Tulsa. These cities anchor the state’s economy, with leading sectors including aerospace, energy, healthcare, and higher education. Both Oklahoma City and Tulsa have benefited from economic diversification efforts and urban revitalization, fostering resilience in employment and housing markets and providing opportunities for Busey to support local business and community needs.
Busey’s Texas Region
Busey Bank operates four banking centers across the Dallas-Fort Worth (“DFW”) MSA, including locations in Dallas, Frisco, and Fort Worth, Texas. The DFW MSA is the most populous metropolitan area in the southern United States, and serves as a key business and financial hub with a diverse economy spanning technology, healthcare, telecommunications, and logistics. The region’s rapid population growth, entrepreneurial energy, and deep talent pool have created strong demand for housing and commercial expansion, aligning well with Busey’s financial services model.
Busey’s West Region
Busey Bank has two banking centers in Arizona, located in Phoenix and Tucson. Phoenix, a fast-growing metropolitan area, features a broad-based economy with key sectors in advanced manufacturing, fintech, and education. Tucson, supported by a strong university presence and a vibrant tourism sector, has seen steady growth in small business development and residential communities. Busey’s presence supports a range of financial needs in both urban and suburban settings.
Busey Bank has two banking centers in Colorado, located in Denver and Colorado Springs. Denver stands out as a major economic center with thriving industries in technology, energy, and financial services, while Colorado Springs offers a more suburban environment anchored by defense, aerospace, and healthcare sectors. Both cities have experienced consistent population growth and infrastructure investment, creating opportunities for Busey to serve a dynamic customer base.
First Busey Corporation (BUSE) | 75

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Busey Bank operates one banking center in Clayton, New Mexico. Located in northeastern New Mexico, Clayton’s economy is primarily driven by agricultural, cattle ranching, and small-scale retail, with steady contributions from transportation services due to its proximity to major highways. The community also benefits from local tourism linked to nearby parks and attractions. Busey’s presence supports essential financial needs in this rural market, reinforcing its commitment to serving both metropolitan and underserved areas with tailored banking solutions.
Busey’s Verticals
Transcending geographical boundaries, Busey operates in several industry verticals, including Life Equity Lending, Sponsor Finance, Energy Lending, and SBA Lending.
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit franchise is a critical value driver of the institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities it serves. As of June 30, 2025, Busey’s loan to deposit ratio was 87.4% and core deposits represented 92.5% of total deposits. Furthermore, Busey has sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
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
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. As of June 30, 2025, Busey’s leverage ratio of Tier 1 capital to average assets was 11.3%, its common equity Tier 1 capital to risk weighted assets ratio was 12.2%, and its total capital to risk weighted assets ratio was 15.8%.
Mergers and Acquisitions
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst and its wholly-owned subsidiary, CrossFirst Bank. This partnership creates a premier commercial bank in the Midwest, Southwest, and Florida, with 78 full-service locations across 10 states—Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas.
CrossFirst Bank’s results of operations were included in Busey’s results of operations beginning March 1, 2025. Busey operated CrossFirst Bank as a separate banking subsidiary until it was merged with and into Busey Bank on June 20, 2025. At the time of the bank merger, CrossFirst Bank’s banking centers became banking centers of Busey Bank.
Further information regarding Busey’s acquisitions is provided in Note 2. Mergers and Acquisitions in the Notes to the Consolidated Financial Statements (Unaudited).
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 76

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2025
Net Income
Results of Busey’s operations, by operating segment, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income
Banking	$45,838	$26,697	$26,145	$53,189
Wealth Management	5,823	5,561	12,042	10,559
FirsTech	(544)	28	(783)	114
Other	(3,713)	(4,929)	(19,990)	(10,280)
Net income	$47,404	$27,357	$17,414	$53,582
Non-Operating Expenses and Non-GAAP Measures
Busey views certain non-operating expenses, including acquisition expenses, restructuring charges, and non-recurring strategic events, as adjustments to net income reported under GAAP. Non-operating expenses are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Non-operating expenses by location on the Statements of Income
Provision for credit losses	$4,030	$—	$49,602	$—
Salaries, wages, and employee benefits	11,557	1,137	27,435	1,260
Data processing	3,964	344	6,266	444
Net occupancy expense of premises and furniture and equipment expenses	1	29	1	66
Professional fees	317	400	7,611	537
Other noninterest expense	761	302	1,313	313
Total non-operating expenses	$20,630	$2,212	$92,228	$2,620

Non-operating expenses by business objective
Initial provision for credit losses[1]	$4,030	$—	$49,602	$—
Other acquisition expenses[2]	16,600	2,212	42,626	2,497
Restructuring expenses[3]	—	—	—	123
Total non-operating expenses	$20,630	$2,212	$92,228	$2,620
___________________________________________
1.During the three months ended June 30, 2025, the Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model. During the six months ended June 30, 2025, in connection with the CrossFirst acquisition, Busey’s recorded expense for the initial provision for credit losses consisting of a Day 2 provision for loan losses of $42.4 million, a Day 2 provision for unfunded commitments of $3.1 million, and the aforementioned adjustment to the initial provision for unfunded commitments of $4.0 million.
2.Other acquisition expenses related to the acquisition of CrossFirst, which was completed on March 1, 2025, and the acquisition of M&M, which was completed on April 1, 2024.
3.Restructuring expenses were related to previously disclosed restructuring and efficiency plans.
A reconciliation of non-GAAP measures, which Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Quarterly Report. See “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 77

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net income (GAAP)	$47,404	$27,357	$17,414	$53,582
Adjusted net income (Non-GAAP)[1,2]	$57,394	$30,519	$97,292	$56,232

Net income available to common stockholders (GAAP)	$47,249	$27,357	$17,259	$53,582
Adjusted net income available to common stockholders (Non-GAAP)[1]	$57,239	$30,519	$97,137	$56,232

Diluted earnings per common share (GAAP)	$0.52	$0.47	$0.22	$0.94
Adjusted diluted earnings per common share (Non-GAAP)[1,2]	$0.63	$0.53	$1.21	$0.98

Return on average assets (Non-GAAP)[1,3]	1.00%	0.91%	0.21%	0.89%
Adjusted return on average assets (Non-GAAP)[1,2,3]	1.21%	1.02%	1.16%	0.94%

Return on average tangible common equity (Non-GAAP)[1,3]	11.24%	11.51%	2.17%	11.47%
Adjusted return on average tangible common equity (Non-GAAP)[1,2,3]	13.61%	12.85%	12.21%	12.04%

Pre-provision net revenue (Non-GAAP)[1,4]	$64,216	$40,682	$92,908	$86,377
Adjusted pre-provision net revenue (Non-GAAP)[1,4]	$80,816	$42,617	$135,534	$81,255

Pre-provision net revenue to average total assets (Non-GAAP)[1,3,4]	1.35%	1.35%	1.10%	1.44%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,3,4]	1.70%	1.42%	1.61%	1.36%
___________________________________________
1.For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
2.Beginning in 2025, Busey revised its calculation of adjusted net income for all periods presented to include, as applicable, adjustments for net securities gains and losses, realized net gains and losses on the sale of mortgage servicing rights, and non-recurring deferred tax adjustments.
3.Annualized measure.
4.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses, affecting the calculation of pre-provision net revenue and related measures and ratios.
First Busey Corporation (BUSE) | 78

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
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
First Busey Corporation (BUSE) | 79

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$711,629	$7,461	4.21%	$236,605	$3,027	5.15%
Investment securities:
U.S. Government obligations	115,958	1,446	5.00%	6,008	53	3.55%
Obligations of states and political subdivisions[1]	241,568	2,691	4.47%	148,647	1,068	2.89%
Other securities	2,725,758	21,331	3.14%	2,582,658	18,130	2.82%
Restricted bank stock	58,354	543	3.73%	6,878	98	5.73%
Loans held for sale	6,899	102	5.93%	9,353	158	6.79%
Portfolio loans[1,2]	13,840,190	214,663	6.22%	8,010,636	109,807	5.51%
Total interest-earning assets[1,3]	17,700,356	$248,237	5.63%	11,000,785	$132,341	4.84%

Cash and due from banks	156,535			109,776
Premises and equipment	182,174			122,958
ACL	(195,527)			(93,187)
Other assets	1,224,548			949,360
Total assets	$19,068,086			$12,089,692

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,188,993	$15,288	1.92%	$2,393,016	$10,005	1.68%
Savings and money market deposits	6,381,634	45,782	2.88%	3,269,075	18,746	2.31%
Time deposits	2,879,902	27,077	3.77%	1,589,491	14,958	3.78%
Federal funds purchased and repurchase agreements	141,978	886	2.50%	144,370	1,040	2.90%
Borrowings[4]	315,367	3,838	4.88%	255,248	3,599	5.67%
Junior subordinated debt issued to unconsolidated trusts	77,141	1,392	7.24%	74,632	1,059	5.71%
Total interest-bearing liabilities	12,985,015	$94,263	2.91%	7,725,832	$49,407	2.57%

Net interest spread[1]			2.72%			2.27%

Noninterest-bearing deposits	3,542,617			2,816,293
Other liabilities	255,872			215,752
Stockholders’ equity	2,284,582			1,331,815
Total liabilities and stockholders’ equity	$19,068,086			$12,089,692

Interest income / earning assets[1,3]	$17,700,356	$248,237	5.63%	$11,000,785	$132,341	4.84%
Interest expense / earning assets	17,700,356	94,263	2.14%	11,000,785	49,407	1.81%
Net interest margin[1]		$153,974	3.49%		$82,934	3.03%
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
3.Interest income includes tax-equivalent adjustments of $0.8 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 80

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$699,996	$15,045	4.33%	$362,608	$9,498	5.27%
Investment securities:
U.S. Government obligations	79,048	1,949	4.97%	9,206	115	2.51%
Obligations of states and political subdivisions[1]	217,410	4,222	3.92%	157,047	2,215	2.84%
Other securities	2,637,232	38,407	2.94%	2,655,975	36,949	2.80%
Restricted bank stock	54,770	1,302	4.79%	6,439	185	5.78%
Loans held for sale	5,181	157	6.11%	7,093	230	6.52%
Portfolio loans[1,2]	11,850,318	354,507	6.03%	7,804,976	209,418	5.40%
Total interest-earning assets[1,3]	15,543,955	$415,589	5.39%	11,003,344	$258,610	4.73%

Cash and due from banks	164,617			107,679
Premises and equipment	161,447			122,625
ACL	(163,840)			(92,662)
Other assets	1,255,217			915,964
Total assets	$16,961,396			$12,056,950

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,919,452	$26,216	1.81%	$2,458,886	$20,816	1.70%
Savings and money market deposits	5,417,935	73,374	2.73%	3,172,640	35,134	2.23%
Time deposits	2,468,406	45,869	3.75%	1,659,318	31,727	3.85%
Federal funds purchased and repurchase agreements	143,400	1,762	2.48%	161,514	2,412	3.00%
Borrowings[4]	290,131	7,379	5.13%	253,065	7,236	5.75%
Junior subordinated debt issued to unconsolidated trusts	76,378	2,747	7.25%	73,321	2,048	5.62%
Total interest-bearing liabilities	11,315,702	$157,347	2.80%	7,778,744	$99,373	2.57%

Net interest spread[1]			2.59%			2.16%

Noninterest-bearing deposits	3,290,770			2,762,439
Other liabilities	244,129			211,997
Stockholders’ equity	2,110,795			1,303,770
Total liabilities and stockholders’ equity	$16,961,396			$12,056,950

Interest income / earning assets[1,3]	$15,543,955	$415,589	5.39%	$11,003,344	$258,610	4.73%
Interest expense / earning assets	15,543,955	157,347	2.04%	11,003,344	99,373	1.82%
Net interest margin[1]		$258,242	3.35%		$159,237	2.91%
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
3.Interest income includes tax-equivalent adjustments of $1.3 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 81

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Notable changes in average assets and average liabilities are summarized as follows:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Average interest-earning assets	$17,700,356	$11,000,785	$6,699,571	60.9%
Average interest-bearing liabilities	12,985,015	7,725,832	5,259,183	68.1%
Average noninterest-bearing deposits	3,542,617	2,816,293	726,324	25.8%

Total average deposits	15,993,146	10,067,875	5,925,271	58.9%
Total average liabilities	16,783,504	10,757,877	6,025,627	56.0%

Average noninterest-bearing deposits as a percent of total average deposits	22.2%	28.0%	(580) bps
Total average deposits as a percent of total average liabilities	95.3%	93.6%	170 bps

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Average interest-earning assets	$15,543,955	$11,003,344	$4,540,611	41.3%
Average interest-bearing liabilities	11,315,702	7,778,744	3,536,958	45.5%
Average noninterest-bearing deposits	3,290,770	2,762,439	528,331	19.1%

Total average deposits	14,096,563	10,053,283	4,043,280	40.2%
Total average liabilities	14,850,601	10,753,180	4,097,421	38.1%

Average noninterest-bearing deposits as a percent of total average deposits	23.3%	27.5%	(420) bps
Total average deposits as a percent of total average liabilities	94.9%	93.5%	140 bps
First Busey Corporation (BUSE) | 82

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Changes in net interest income and net interest margin are summarized as follows:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$248,237	$132,341	$115,896	87.6%
Interest expense	(94,263)	(49,407)	(44,856)	(90.8)%
Net interest income, on a tax-equivalent basis[1]	$153,974	$82,934	$71,040	85.7%

Net interest margin[1,2]	3.49%	3.03%	46 bps

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$415,589	$258,610	$156,979	60.7%
Interest expense	(157,347)	(99,373)	(57,974)	(58.3)%
Net interest income, on a tax-equivalent basis[1]	$258,242	$159,237	$99,005	62.2%

Net interest margin[1,2]	3.35%	2.91%	44 bps
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
Busey continues to evaluate and execute off-balance sheet hedging and balance sheet repositioning strategies as well as embedding rate protection in its asset originations to provide stabilization to net interest income in lower rate environments. Time deposit and savings specials have continued to stabilize the funding base, and Busey had excess earning cash during the second quarter of 2025. A portion of the acquired CrossFirst Bank securities portfolio was liquidated when the acquisition was finalized, providing additional excess cash that has allowed Busey to start unwinding non-core funding. As brokered CDs mature, Busey continues to deploy excess cash to reduce wholesale funding levels during subsequent quarters.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest spread[1]	2.72%	2.27%	2.59%	2.16%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
Annualized net interest margins for the quarterly periods indicated were as follows:

	2025	2024
First Quarter	3.16%	2.79%
Second Quarter	3.49%	3.03%
Third Quarter		3.02%
Fourth Quarter		2.95%
First Busey Corporation (BUSE) | 83

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2024 Annual Report.
Noninterest Income
Changes in noninterest income are summarized as follows:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$16,777	$15,917	$860	5.4%
Payment technology solutions	4,956	5,915	(959)	(16.2)%
Combined, wealth management fees and payment technology solutions	21,733	21,832	(99)	(0.5)%

Treasury management services	4,981	2,145	2,836	132.2%
Card services and ATM fees	4,880	3,430	1,450	42.3%
Other service charges on deposit accounts	1,513	2,321	(808)	(34.8)%
Mortgage revenue	776	478	298	62.3%
Income on bank owned life insurance	1,745	1,442	303	21.0%
Realized net gains (losses) on the sale of mortgage servicing rights	—	277	(277)	(100.0)%

Securities income:
Realized net gains (losses) on securities	1	(4)	5	125.0%
Unrealized net gains (losses) recognized on equity securities	5,996	(349)	6,345	NM
Net securities gains (losses)	5,997	(353)	6,350	NM

Other noninterest income	3,238	2,131	1,107	51.9%
Total noninterest income	$44,863	$33,703	$11,160	33.1%
First Busey Corporation (BUSE) | 84

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$34,141	$31,466	$2,675	8.5%
Payment technology solutions	10,029	11,624	(1,595)	(13.7)%
Combined, wealth management fees and payment technology solutions	44,170	43,090	1,080	2.5%

Treasury management services	7,998	4,046	$3,952	97.7%
Card services and ATM fees	8,589	6,390	$2,199	34.4%
Other service charges on deposit accounts	3,046	4,669	$(1,623)	(34.8)%
Mortgage revenue	1,105	1,224	(119)	(9.7)%
Income on bank owned life insurance	3,191	2,861	330	11.5%
Realized net gains (losses) on the sale of mortgage servicing rights	—	7,742	(7,742)	(100.0)%

Securities income:
Realized net gains (losses) on securities	(15,536)	(6,806)	(8,730)	(128.3)%
Unrealized net gains (losses) recognized on equity securities	5,765	78	5,687	NM
Net securities gains (losses)	(9,771)	(6,728)	(3,043)	(45.2)%

Other noninterest income	7,758	5,322	2,436	45.8%
Total noninterest income	$66,086	$68,616	$(2,530)	(3.7)%

Assets under care as of period end	$14,102,022	$13,019,583	$1,082,439	8.3%
Total noninterest income was $44.9 million for the three months ended June 30, 2025, an increase of 33.1% from the comparable period in 2024, primarily due to unrealized net gains recognized on equity securities, as well as the benefit of a full quarter of income from the CrossFirst acquisition. Total noninterest income was $66.1 million for the six months ended June 30, 2025, a decrease of 3.7% from the comparable period in 2024. The six months ended June 30, 2025 includes four months of income from the CrossFirst acquisition, offset by net securities losses that were recorded in the first quarter of 2025 in connection with a strategic balance sheet repositioning. Additionally, the prior year included $7.7 million of realized net gains on the sale of mortgage servicing rights, which was not repeated in the current year.
Wealth management fees were $16.8 million for the three months ended June 30, 2025, a 5.4% increase from the comparable period in 2024, and were $34.1 million for the six months ended June 30, 2025, an 8.5% increase from the comparable period for 2024, primarily due to increases in trust fee income. On a segment basis, Busey’s Wealth Management division contributed $17.0 million, or 37.9%, of Busey’s noninterest income for the three months ended June 30, 2025, which included approximately $0.2 million reported as other noninterest income, and contributed $34.6 million, or 52.3%, of Busey’s noninterest income for the six months ended June 30, 2025, which included approximately $0.4 million reported as other noninterest income. Busey’s Wealth Management division ended the second quarter of 2025 with $14.10 billion in assets under care, an increase of 8.3% compared to the balance on June 30, 2024. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
First Busey Corporation (BUSE) | 85

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Payment technology solutions relates to Busey’s payment processing company, FirsTech. Income from payment technology solutions was $5.0 million for the three months ended June 30, 2025, a 16.2% decrease from the comparable period in 2024, and was $10.0 million for the six months ended June 30, 2025, a 13.7% decrease from the comparable period in 2024, primarily due to decreases in income from online bill payments. On a segment basis, FirsTech contributed $5.4 million, or 12.0%, of Busey’s noninterest income for the three months ended June 30, 2025, and $10.8 million, or 16.3%, of Busey’s noninterest income for the six months ended June 30, 2025.
Combined, noninterest income from wealth management fees and payment technology solutions represented 48.4% and 66.8% of Busey’s noninterest income for the three and six months ended June 30, 2025, respectively, providing a complement to spread-based revenue from traditional banking activities.
Treasury management services consist primarily of business analysis charges and wire transfer fees on commercial accounts. Income from treasury management services increased by 132.2% and 97.7% compared to the three and six months ended June 30, 2024, respectively, due to the addition of CrossFirst commercial services.
Card services and ATM fees, which include both commercial and consumer accounts, increased by 42.3% and 34.4% compared to the three and six months ended June 30, 2024, respectively, primarily due to addition of CrossFirst corporate card services.
Other service charges on deposit accounts were $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively, which was a decline of 34.8% compared to both the three and six months ended June 30, 2024. Declines are largely related to lower non-sufficient fund charges, reflecting changes Busey made to its fee structure in 2025.
Mortgage revenue was $0.8 million for the three months ended June 30, 2025, a 62.3% increase from the comparable period in 2024, and was $1.1 million for the six months ended June 30, 2025, a 9.7% decrease from the comparable period in 2024. General economic conditions and interest rate volatility may impact future mortgage revenue.
Income on bank owned life insurance was $1.7 million for the three months ended June 30, 2025, a 21.0% increase from the comparable period in 2024, as a result of a $0.5 million increase in the cash surrender value of the policies, partially offset by a $0.2 million decrease in earnings on death proceeds. Income on bank owned life insurance was $3.2 million for the six months ended June 30, 2025, an 11.5% increase from the comparable period in 2024, as a result of a $0.8 million increase in the cash surrender value of the policies, partially offset by a $0.4 million decrease in earnings on death proceeds.
During the six months ended June 30, 2025, Busey did not record any realized gains on the sale of mortgage servicing rights. In comparison, during the six months ended June 30, 2024, Busey recognized a $7.7 million gain on the sale of mortgage servicing rights in connection with a strategic two-part balance sheet repositioning. For more information, see “Busey executed a two-part balance sheet repositioning strategy” in the Management Discussion and Analysis included in Busey’s Quarterly Report for the first quarter of 2024, filed with the SEC on May 7, 2024.
Net securities gains were $6.0 million for the three months ended June 30, 2025, an increase over the net securities losses from the comparable period in 2024. The increase was related to unrealized gains on Busey’s approximately 3% equity ownership of a financial institution that was the target of an announced acquisition at a significant market premium. Net securities losses of $9.8 million during the six months ended June 30, 2025, were greater than the net securities losses realized during the comparable period in 2024. Losses for the six months ended June 30, 2025, were comprised of $15.5 million of realized net losses on securities associated with a strategic balance sheet repositioning in the first quarter of 2025, partially offset by $5.8 million of unrealized net gains recognized on equity securities in the second quarter of 2025.
First Busey Corporation (BUSE) | 86

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Other noninterest income was $3.2 million for the three months ended June 30, 2025, a 51.9% increase from the comparable period in 2024, and was $7.8 million for the six months ended June 30, 2025, a 45.8% increase from the comparable period in 2024. Increases were attributable to fluctuations in income recognized on venture capital investments, gains on commercial loan sales, commercial loan servicing income, other loan fee income, swap origination fees and OREO gains and losses.
Noninterest Expense
Changes in noninterest expense are summarized as follows:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$78,360	$43,478	$34,882	80.2%
Data processing	14,021	7,100	6,921	97.5%

Premises expenses:
Net occupancy expense of premises	7,832	4,590	3,242	70.6%
Furniture and equipment expenses	2,409	1,695	714	42.1%
Combined, net occupancy expense of premises and furniture and equipment expenses	10,241	6,285	3,956	62.9%

Professional fees	2,874	2,495	379	15.2%
Amortization of intangible assets	4,592	2,629	1,963	74.7%
Interchange expense	1,297	1,733	(436)	(25.2)%
FDIC insurance	2,424	1,460	964	66.0%
Other noninterest expense	14,024	10,726	3,298	30.7%
Total noninterest expense	$127,833	$75,906	$51,927	68.4%

Income taxes	$17,109	$11,064	$6,045	54.6%
Effective income tax rate	26.5%	28.8%	(230) bps

Efficiency ratio (Non-GAAP)[1]	63.9%	62.6%	130 bps
Adjusted efficiency ratio (Non-GAAP)[1]	55.3%	60.9%	(560) bps
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 87

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$145,923	$85,568	$60,355	70.5%
Data processing	23,596	13,650	9,946	72.9%

Premises expenses:
Net occupancy expense of premises	13,631	9,310	4,321	46.4%
Furniture and equipment expenses	4,153	3,508	645	18.4%
Combined, net occupancy expense of premises and furniture and equipment expenses	17,784	12,818	4,966	38.7%

Professional fees	12,385	4,748	7,637	160.8%
Amortization of intangible assets	7,675	5,038	2,637	52.3%
Interchange expense	2,640	3,344	(704)	(21.1)%
FDIC insurance	4,591	2,860	1,731	60.5%
Other noninterest expense	25,269	19,327	5,942	30.7%
Total noninterest expense	$239,863	$147,353	$92,510	62.8%

Income taxes	$14,430	$19,799	$(5,369)	(27.1)%
Effective income tax rate	45.3%	27.0%	1,830 bps

Efficiency ratio (Non-GAAP)[1]	69.5%	60.7%	880 bps
Adjusted efficiency ratio (Non-GAAP)[1]	56.7%	61.6%	(490) bps

Full-time equivalent associates as of period-end	1,950	1,520	430	28.3%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $127.8 million for the three months ended June 30, 2025, a 68.4% increase from the comparable period in 2024. Total noninterest expense was $239.9 million for the six months ended June 30, 2025, a 62.8% increase from the comparable period in 2024. Growth in noninterest expense was primarily attributable to acquisition and restructuring expenses related to the CrossFirst acquisition, added costs for operating expenses for two banks from March 1, 2025, until the banks were merged on June 20, 2025, and increased expenses associated with the larger organization and branch network. Acquisition and restructuring expenses contributed $16.6 million to total noninterest expense for the three months ended June 30, 2025, compared to $2.2 million for the comparable period in 2024. Acquisition and restructuring expenses contributed $42.6 million to total noninterest expense for the six months ended June 30, 2025, compared to $2.6 million for the comparable period in 2024.
Annual pre-tax expense synergy estimates resulting from the CrossFirst acquisition remain on track at $25.0 million. Busey anticipates a 50% rate of synergy realization in 2025 and 100% in 2026.
First Busey Corporation (BUSE) | 88

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Salaries, wages, and employee benefits were $78.4 million for the three months ended June 30, 2025, an 80.2% increase from the comparable period in 2024 and were $145.9 million for the six months ended June 30, 2025, a 70.5% increase from the comparable period in 2024. Acquisition and restructuring expenses were $11.6 million and $27.4 million for the three and six months ended June 30, 2025, respectively, with additional severance, retention, and stock-based compensation expenses related to the CrossFirst acquisition. Further, in connection with the CrossFirst acquisition in March and the addition of 16 banking centers, Busey’s workforce expanded. In total, Busey has added 430 full time equivalent associates over the past year, mostly as a result of the CrossFirst acquisition.
Data processing expense was $14.0 million for the three months ended June 30, 2025, a 97.5% increase from the comparable period in 2024. Excluding acquisition and restructuring expenses, data processing expense was $10.1 million for the three months ended June 30, 2025, a 48.9% increase from the comparable period in 2024. Data processing expense was $23.6 million for the six months ended June 30, 2025, a 72.9% increase from the comparable period in 2024. Excluding acquisition and restructuring expenses, data processing expense was $17.3 million for the six months ended June 30, 2025, a 31.2% increase from the comparable period in 2024. Busey has continued to make investments in technology enhancements and has also experienced inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $10.2 million for the three months ended June 30, 2025, a 62.9% increase from the comparable period in 2024, and $17.8 million for the six months ended June 30, 2025, a 38.7% increase from the comparable period in 2024. The CrossFirst acquisition added 16 banking centers and primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees were $2.9 million for the three months ended June 30, 2025, a 15.2% increase from the comparable period in 2024 and were $12.4 million for the six months ended June 30, 2025, a 160.8% increase from the comparable period in 2024. Acquisition and restructuring expenses were $0.3 million and $7.6 million for the three and six months ended June 30, 2025, respectively.
Amortization of intangible assets was $4.6 million for the three months ended June 30, 2025, a 74.7% increase from the comparable period in 2024, and $7.7 million for the six months ended June 30, 2025, a 52.3% increase from the comparable period for 2024. The CrossFirst acquisition added an estimated $81.8 million of finite-lived intangible assets with amortization of $2.4 million and $3.1 million during the three and six months ended June 30, 2025, respectively. Busey uses an accelerated amortization methodology.
Interchange expense was $1.3 million for the three months ended June 30, 2025, a 25.2% decrease from the comparable period in 2024, and was $2.6 million for the six months ended June 30, 2025, a 21.1% decrease from the comparable period in 2024. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense was $2.4 million for the three months ended June 30, 2025, a 66.0% increase from the comparable period in 2024, and $4.6 million for the six months ended June 30, 2025, a 60.5% increase from the comparable period in 2024. Additional FDIC insurance assessments were the result of Busey’s growth in average assets in connection with the CrossFirst acquisition.
Other noninterest expense was $14.0 million for the three months ended June 30, 2025, a 30.7% increase from the comparable period in 2024, and was $25.3 million for the six months ended June 30, 2025, also a 30.7% increase from the comparable period in 2024. Increases in other noninterest expense are attributable to multiple items, including marketing, business development, and supplies, as well as increases in acquisition and restructuring expenses of $0.5 million and $1.0 million compared to the three and six months ended June 30, 2024, respectively.
First Busey Corporation (BUSE) | 89

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Efficiency Ratio
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 63.9% for the three months ended June 30, 2025, compared to 62.6% for the same period in 2024, and was 69.5% for the six months ended June 30, 2025, compared to 60.7% for the same period in 2024.
Busey’s adjusted efficiency ratio2 was 55.3% for the three months ended June 30, 2025, compared to 60.9% for the same period in 2024, and was 56.7% for the six months ended June 30, 2025, compared to 61.6% for the same period in 2024.
Taxes
Busey’s effective income tax rate of 26.5% for the three months ended June 30, 2025, was lower than the combined federal and state statutory rate due to tax exempt interest income, such as municipal bond interest and bank owned life insurance income. Busey’s effective income tax rate of 45.3% for the six months ended June 30, 2025, was impacted by the first quarter loss due to the CrossFirst acquisition and non-recurring adjustments. The three and six months ended June 30, 2025, were impacted by a $0.3 million write-off of deferred tax assets related to non-deductible compensation and acquisition-related expenses. Further, the six months ended June 30, 2025, includes a $4.6 million non-recurring deferred tax valuation expense in connection with the CrossFirst acquisition which is expected to lower the effective blended state tax rate in future periods but created a negative adjustment to the carrying value of deferred tax asset in the current period.
Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of June 30, 2025, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings and by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
2 The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 90

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024	Change	% Change
Assets
Debt securities available for sale	$2,217,788	$1,810,221	$407,567	22.5%
Debt securities held to maturity	802,965	826,630	(23,665)	(2.9)%
Portfolio loans, net of ACL	13,625,285	7,613,683	6,011,602	79.0%
Total assets	18,918,740	12,046,722	6,872,018	57.0%

Liabilities
Deposits:
Noninterest-bearing	3,590,363	2,719,907	870,456	32.0%
Interest-bearing	12,211,409	7,262,583	4,948,826	68.1%
Total deposits	15,801,772	9,982,490	5,819,282	58.3%
Securities sold under agreements to repurchase	158,030	155,610	2,420	1.6%
Long-term debt	86,557	—	86,557	100.0%
Subordinated notes, net of unamortized issuance costs	103,169	227,723	(124,554)	(54.7)%
Junior subordinated debt owed to unconsolidated trusts	77,187	74,815	2,372	3.2%
Total liabilities	16,506,194	10,663,453	5,842,741	54.8%

Stockholders’ equity	2,412,546	1,383,269	1,029,277	74.4%
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
First Busey Corporation (BUSE) | 91

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
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
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024	Change	% Change
Commercial loans
C&I and other commercial	$4,476,869	$1,904,515	$2,572,354	135.1%
CRE	5,569,759	3,269,564	2,300,195	70.4%
Real estate construction	1,041,803	378,209	663,594	175.5%
Total commercial loans	11,088,431	5,552,288	5,536,143	99.7%
Retail loans
Retail real estate	2,228,959	1,696,457	532,502	31.4%
Retail other	491,229	448,342	42,887	9.6%
Total retail loans	2,720,188	2,144,799	575,389	26.8%
Total portfolio loans	13,808,619	7,697,087	6,111,532	79.4%
ACL	(183,334)	(83,404)	(99,930)	119.8%
Portfolio loans, net	$13,625,285	$7,613,683	$6,011,602	79.0%
Total portfolio loans were $13.81 billion at June 30, 2025, compared to $7.70 billion at December 31, 2024. The $6.11 billion growth in the loan portfolio during the first half of 2025 was attributable to the CrossFirst acquisition. Busey remains steadfast in its conservative approach to underwriting and disciplined approach to pricing. Loan demand has been tempered, with borrowers hesitant to invest because of lingering macroeconomic uncertainty. At the same time, Busey’s commercial real estate portfolio continues to season, resulting in payoffs as properties are completed, stabilized, and refinanced to permanent markets or sold. We expect continued pressure from pay downs within our commercial real estate portfolio through the remainder of 2025.
First Busey Corporation (BUSE) | 92

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity:

	As of
	June 30, 2025	December 31, 2024
Commercial loans
C&I and other commercial	32.4%	24.8%
CRE	40.3%	42.5%
Real estate construction	7.6%	4.9%
Total commercial loans	80.3%	72.2%
Retail loans
Retail real estate	16.1%	22.0%
Retail other	3.6%	5.8%
Total retail loans	19.7%	27.8%
Total portfolio loans	100.0%	100.0%
Busey Bank originates loans across its regional operating model. Busey’s regions are defined as follows:
•East – Suburban Chicago markets, the St. Louis MSA, and southwest Florida
•Midwest – Central Illinois and Indianapolis, Indiana
•Central – The Kansas City MSA, central Kansas, and Oklahoma
•Texas – The Dallas-Fort Worth MSA
•West – Colorado, New Mexico, and Arizona
•Verticals – Busey’s Life Equity Lending, Sponsor Finance, Energy Lending, and SBA Lending products
The geographic distribution of Busey Bank loans outstanding as of June 30, 2025, that were originated in each of these markets is presented in the table below:

	As of June 30, 2025
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination
East	$1,119,140	$1,786,474	$136,456	$895,403	$108,934	$4,046,407
Midwest	829,956	1,404,010	236,085	749,057	7,937	3,227,045
Central	597,171	900,003	170,393	362,558	16,253	2,046,378
Texas	668,766	810,674	337,306	123,456	4,492	1,944,694
West	244,358	528,893	146,358	89,823	945	1,010,377
Verticals	1,017,478	139,705	15,205	8,662	352,668	1,533,718
Total portfolio loans	$4,476,869	$5,569,759	$1,041,803	$2,228,959	$491,229	13,808,619
ACL						(183,334)
Portfolio loans, net of ACL						$13,625,285
First Busey Corporation (BUSE) | 93

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Prior to the CrossFirst acquisition on March 1, 2025, Busey Bank’s loan origination occurred in the Illinois, Missouri, Florida, and Indiana markets. The geographic distribution of Busey Bank loans outstanding as of December 31, 2024, that were originated in each of these markets is presented in the table below:

	As of December 31, 2024
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by state of origination
Illinois	$1,493,670	$2,285,915	$232,898	$1,275,834	$443,164	$5,731,481
Missouri	276,140	560,337	40,816	211,878	3,731	1,092,902
Florida	58,277	245,918	30,826	128,352	683	464,056
Indiana	76,428	177,394	73,669	80,393	764	408,648
Total portfolio loans	$1,904,515	$3,269,564	$378,209	$1,696,457	$448,342	7,697,087
ACL						(83,404)
Portfolio loans, net of ACL						$7,613,683
CRE loans made up 40.3% of Busey’s total loan portfolio as of June 30, 2025, and were 25.6% owner occupied. CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of June 30, 2025
	CRE Loans	Owned By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Investor	Occupant
Industry
Industrial and warehousing	$1,319,292	$873,061	$446,231	33.8%
Retail	859,112	744,581	114,531	13.3%
Apartments	850,596	850,596	—	—%
Traditional office	662,478	464,304	198,174	29.9%
Specialty	472,791	180,384	292,407	61.8%
Hotel	350,045	350,045	—	—%
Medical office	278,545	138,319	140,226	50.3%
Student housing	210,572	210,572	—	—%
Senior housing	145,344	145,344	—	—%
Restaurant	143,817	28,325	115,492	80.3%
Nursing homes	107,828	106,230	1,598	1.5%
1-4 Family	63,540	27,384	36,156	56.9%
Healthcare	20,407	20,000	407	2.0%
Land acquisition and development	15,581	6,399	9,182	58.9%
Group homes	3,615	3,615	—	—%
Other	109,101	24,348	84,753	77.7%
Total	$5,612,664	$4,173,507	$1,439,157	25.6%
First Busey Corporation (BUSE) | 94

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Allowance for Credit Losses and Provision for Loan Losses
The ACL is a significant estimate on Busey’s unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income. Provision for loan losses expenses were recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for loan losses	$1,005	$2,277	$43,457	$7,315
The $1.0 million provision for loan losses recorded in the second quarter of 2025 included a release of the PCD provision of $11.8 million due to PCD loan payoffs/paydowns and non-PCD provision expense of $12.8 million to support charge-offs, to adjust for the loan portfolio mix, and as a response to economic factors. The provision for loan losses for the six months ended June 30, 2025, included $42.4 million provision expense recorded to establish an initial allowance for non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326-20-30-15.
The ACL and the ratio of ACL to portfolio loan balances is presented below by lending activity:

	As of June 30, 2025			As of December 31, 2024
(dollars in thousands)	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$4,476,869	$68,578	1.53%	$1,904,515	$21,589	1.13%
CRE	5,569,759	70,935	1.27%	3,269,564	32,301	0.99%
Real estate construction	1,041,803	13,072	1.25%	378,209	3,345	0.88%
Total commercial	11,088,431	152,585	1.38%	5,552,288	57,235	1.03%
Retail
Retail real estate	2,228,959	29,042	1.30%	1,696,457	23,711	1.40%
Retail other	491,229	1,707	0.35%	448,342	2,458	0.55%
Total retail	2,720,188	30,749	1.13%	2,144,799	26,169	1.22%
Total	$13,808,619	$183,334	1.33%	$7,697,087	$83,404	1.08%
As of June 30, 2025, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. Factors that influence Busey’s calculation of its ACL include changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
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
First Busey Corporation (BUSE) | 95

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Typically, loans are secured by collateral. When a loan is classified as non-accrual and determined to be collateral dependent, it is appropriately reserved or charged down through the ACL to the fair value of Busey’s interest in the underlying collateral less estimated costs to sell. Busey’s loan portfolio is collateralized primarily by real estate.
The following table sets forth information concerning non-performing assets and asset quality ratios:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024	Change	% Change
Portfolio loans	$13,808,619	$7,697,087	$6,111,532	79.4%
Loans 30 – 89 days past due	42,188	8,124	34,064	419.3%
Total assets	18,918,740	12,046,722	6,872,018	57.0%

Non-performing assets
Non-performing loans:
Non-accrual loans	$53,614	$22,088	$31,526	142.7%
Loans 90+ days past due and still accruing	941	1,149	(208)	(18.1)%
Total non-performing loans	54,555	23,237	31,318	134.8%
OREO and other repossessed assets	3,596	63	3,533	NM
Total non-performing assets	58,151	23,300	34,851	149.6%
Substandard (excludes 90+ days past due)	117,580	62,023	55,557	89.6%
Classified assets	$175,731	$85,323	$90,408	106.0%

ACL	$183,334	$83,404	$99,930	119.8%
Bank Tier 1 Capital	2,098,016	1,438,296	659,720	45.9%

Ratios
ACL to portfolio loans	1.33%	1.08%	25 bps
ACL to non-accrual loans	3.42 x	3.78 x	(3,565) bps
ACL to non-performing loans	3.36 x	3.59 x	(2,287) bps
ACL to non-performing assets	3.15 x	3.58 x	(4,268) bps
Non-accrual loans to portfolio loans	0.39%	0.29%	10 bps
Non-performing loans to portfolio loans	0.40%	0.30%	10 bps
Non-performing assets to total assets	0.31%	0.19%	12 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.42%	0.30%	12 bps
Classified assets to Bank Tier 1 Capital and ACL	7.70%	5.61%	209 bps
Busey’s total assets grew by 57.0% to $18.92 billion as of June 30, 2025, compared to $12.05 billion as of December 31, 2024, largely in connection with the CrossFirst acquisition. Further, Busey’s loan portfolio grew by 79.4% to $13.81 billion as of June 30, 2025, compared to $7.70 billion as of December 31, 2024.
Asset quality continues to be strong. Following the CrossFirst Bank Merger in June, Busey is operating as one bank, with a singular credit policy, concentration limits, and monitoring that will continue to align with Busey’s pillars of credit quality. Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
First Busey Corporation (BUSE) | 96

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Non-performing loan balances increased to $54.6 million as of June 30, 2025, compared to $23.2 million as of December 31, 2024, due to PCD loans assumed in the CrossFirst acquisition. Non-performing loans represented 0.40% of portfolio loans as of June 30, 2025, compared to 0.30% as of December 31, 2024. Busey’s allowance for credit losses provided coverage of 3.36 times non-performing loans at June 30, 2025, compared to 3.59 times at December 31, 2024.
Non-performing assets, which includes non-performing loans, OREO, and other repossessed assets, increased to $58.2 million as of June 30, 2025, compared to $23.3 million as of December 31, 2024, due to PCD loans assumed in the CrossFirst acquisition. Non-performing assets represented 0.31% of total assets as of June 30, 2025, compared to 0.19% as of December 31, 2024. Busey’s allowance for credit losses provided coverage of 3.15 times non-performing assets at June 30, 2025, compared to 3.58 times at December 31, 2024.
Classified assets, which includes non-performing assets and substandard loans, increased to $175.7 million as of June 30, 2025, compared to $85.3 million as of December 31, 2024, due to PCD loans assumed in the CrossFirst acquisition. Classified assets represented 7.70% of the Bank’s Tier 1 capital and ACL at June 30, 2025, compared to 5.61% at December 31, 2024.
Net charge-offs totaled $12.9 million and $44.3 million for the three and six months ended June 30, 2025, respectively, compared to $9.9 million and $15.1 million for the comparable periods in 2024. Net charge-offs for the six months ended June 30, 2025, include $31.1 million related to PCD loans acquired from CrossFirst Bank, which were fully reserved at acquisition and did not require recording additional provision expense.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $105.3 million as of June 30, 2025, compared to $62.0 million as of December 31, 2024. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of June 30, 2025, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits increased by 58.3% to $15.80 billion as of June 30, 2025, compared to $9.98 billion as of December 31, 2024, in connection with the CrossFirst acquisition. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit3 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 92.5% of total deposits as of June 30, 2025.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.66 billion, or 42% of total deposits, as of June 30, 2025, compared to $3.78 billion, or 38% of total deposits, as of December 31, 2024. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was $5.25 billion, or 33% of total deposits, as of June 30, 2025, compared to $2.96 billion, or 30% of total deposits, as of December 31, 2024.
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 97

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
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
Average liquid assets are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Average liquid assets
Cash and due from banks	$156,535	$109,776	$164,617	$107,679
Interest-bearing bank deposits	711,629	236,605	699,996	362,608
Less: Restricted and pledged cash and bank deposits	(78,659)	$(34,210)	(74,740)	$(34,210)
Total average liquid assets	$789,505	$312,171	$789,873	$436,077

Average liquid assets as a percent of average total assets	4.1%	2.6%	4.7%	3.6%
Unencumbered cash and securities on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Unencumbered cash and securities
Total cash and cash equivalents	$752,352	$697,659
Restricted and pledged cash and bank deposits	(106,499)	(65,830)
Debt securities available for sale	2,217,788	1,810,221
Debt securities available for sale pledged as collateral	(566,150)	(653,454)
Cash and unencumbered securities	$2,297,491	$1,788,596
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Additional available borrowing capacity
FHLB	$1,915,607	$1,679,463
Federal Reserve Bank	1,369,913	664,083
Federal funds purchased	485,000	477,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,810,520	$2,861,046
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
First Busey Corporation (BUSE) | 98

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
As of June 30, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments:

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Outstanding loan commitments and standby letters of credit	$4,406,199	$2,548,178
Reserve for unfunded commitments	13,803	5,967
The following table summarizes Busey’s provision for unfunded commitments expenses (releases):

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Provision for unfunded commitments expense (release)[1]	Provision for credit losses	$4,695	$(369)	$7,836	$(1,047)
___________________________________________
1.During the three months ended June 30, 2025, an additional $4.0 million adjustment to the initial provision for unfunded commitments was recorded, resulting from the adoption of a new CECL model. The six months ended June 30, 2025, also included $3.1 million to establish an initial allowance for unfunded commitments following the close of the CrossFirst acquisition.
Busey anticipates that it will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and its subsidiary bank as of June 30, 2025:

	Minimum Capital Requirements with Capital Buffer	As of June 30, 2025
		First Busey	Busey Bank
Common Equity Tier 1 Capital to Risk Weighted Assets	7.00%	12.22%	13.62%
Tier 1 Capital to Risk Weighted Assets	8.50%	13.66%	13.62%
Total Capital to Risk Weighted Assets	10.50%	15.75%	14.53%
Leverage Ratio of Tier 1 Capital to Average Assets	6.50%	11.26%	11.22%
For further discussion of capital resources and requirements, see “Note 8: Regulatory Capital.”
First Busey Corporation (BUSE) | 99

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
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
First Busey Corporation (BUSE) | 100

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue and Related Measures

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Net interest income (GAAP)		$153,183	$82,532	$256,914	$158,386
Total noninterest income (GAAP)		44,863	33,703	66,086	68,616
Net security (gains) losses (GAAP)		(5,997)	353	9,771	6,728
Total noninterest expense (GAAP)[1]		(127,833)	(75,906)	(239,863)	(147,353)
Pre-provision net revenue (Non-GAAP)	[a]	64,216	40,682	92,908	86,377
Acquisition and restructuring expenses, excluding initial provision expenses		16,600	2,212	42,626	2,620
Realized net (gains) losses on the sale of mortgage service rights		—	(277)	—	(7,742)
Realized net (gains) losses on the sale of mortgage service rights	[b]	$80,816	$42,617	$135,534	$81,255

Average total assets	[c]	19,068,086	12,089,692	16,961,396	12,056,950

Pre-provision net revenue to average total assets (Non-GAAP)[2]	[a÷c]	1.35%	1.35%	1.10%	1.44%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[2]	[b÷c]	1.70%	1.42%	1.61%	1.36%
___________________________________________
1.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses; therefore, it is no longer included within total noninterest expense.
2.Annualized measure.
First Busey Corporation (BUSE) | 101

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Average Tangible Common Equity, and Related Ratios

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2025	2024	2025	2024
Net income (loss) (GAAP)	[a]	$47,404	$27,357	$17,414	$53,582
Day 2 provision for credit losses[1]		—	—	45,572	—
Adjustment of initial provision for unfunded commitments due to adoption of new model[2]		4,030	—	4,030	—
Other acquisition expenses		16,600	2,212	42,626	2,497
Restructuring expenses		—	—	—	123
Net securities (gains) losses		(5,997)	353	9,771	6,728
Realized net (gains) losses on the sale of mortgage servicing rights		—	(277)	—	(7,742)
Related tax (benefit) expense[3]		(4,971)	(572)	(27,040)	(402)
Non-recurring deferred tax adjustment[4]		328	1,446	4,919	1,446
Adjusted net income (Non-GAAP)[5]	[b]	57,394	30,519	97,292	56,232
Preferred dividends	[c]	155	—	155	—
Adjusted net income available to common stockholders (Non-GAAP)	[d]	$57,239	$30,519	$97,137	$56,232

Weighted average number of common shares outstanding, diluted (GAAP)	[e]	90,883,711	57,853,231	80,251,577	57,129,865
Diluted earnings per common share (GAAP)	[(a-c)÷e]	$0.52	$0.47	$0.22	$0.94
Adjusted diluted earnings per common share (Non-GAAP)[6]	[d÷e]	$0.63	$0.53	$1.21	$0.98

Average total assets	[f]	19,068,086	12,089,692	16,961,396	12,056,950
Return on average assets (Non-GAAP)[6]	[a÷f]	1.00%	0.91%	0.21%	0.89%
Adjusted return on average assets (Non-GAAP)[5,6]	[b÷f]	1.21%	1.02%	1.16%	0.94%

Average common equity		$2,180,963	$1,331,815	$2,057,372	$1,303,770
Average goodwill and other intangible assets, net		(494,473)	(376,224)	(452,978)	(364,620)
Average tangible common equity (Non-GAAP)	[g]	$1,686,490	$955,591	$1,604,394	$939,150

Return on average tangible common equity (Non-GAAP)[6]	[(a-c)÷g]	11.24%	11.51%	2.17%	11.47%
Adjusted return on average tangible common equity (Non-GAAP)[6]	[d÷g]	13.61%	12.85%	12.21%	12.04%
___________________________________________
1.The Day 2 provision represents the initial provision for credit losses recorded in connection with the CrossFirst acquisition to establish an allowance on non-PCD loans and unfunded commitments and is reflected within the provision for credit losses line on the Statement of Income.
2.Busey recorded an adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
3.Tax benefits were calculated for the year-to-date periods using tax rates of 26.51% and 25.03% for the six months ended June 30, 2025 and 2024, respectively. Tax benefits for the quarterly periods were calculated as the year-to-date tax amounts less the tax reported for previous quarters during the year.
4.A deferred valuation tax adjustment in 2025 was recorded in connection with the CrossFirst acquisition and the expansion of Busey’s footprint into new states. Additionally, 2025 includes a write-off of deferred tax assets related to non-deductible compensation and acquisition-related expenses. A deferred tax valuation adjustment in 2024 resulted from a change to Busey’s Illinois apportionment rate due to recently enacted regulations. Deferred tax adjustments are reflected within the income taxes line on the Statement of Income.
5.Beginning in 2025, Busey revised its calculation of adjusted net income for all periods presented to include, as applicable, adjustments for net securities gains and losses, realized net gains and losses on the sale of mortgage servicing rights, and one-time deferred tax valuation adjustments. In 2024, these adjusting items were presented as further adjustments to adjusted net income.
6.Annualized measure.
First Busey Corporation (BUSE) | 102

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tax-Equivalent Net Interest Income, Adjusted Net Interest Income, Net Interest Margin, and Adjusted Net Interest Margin

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Net interest income (GAAP)		$153,183	$82,532	$256,914	$158,386
Tax-equivalent adjustment[1]		791	402	1,328	851
Tax-equivalent net interest income (Non-GAAP)	[a]	153,974	82,934	258,242	159,237
Purchase accounting accretion related to business combinations		(7,119)	(812)	(9,847)	(1,016)
Adjusted net interest income (Non-GAAP)	[b]	$146,855	$82,122	$248,395	$158,221

Average interest-earning assets (Non-GAAP)	[c]	17,700,356	11,000,785	15,543,955	11,003,344

Net interest margin (Non-GAAP)[2]	[a÷c]	3.49%	3.03%	3.35%	2.91%
Adjusted net interest margin (Non-GAAP)[2]	[b÷c]	3.33%	3.00%	3.22%	2.89%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.
First Busey Corporation (BUSE) | 103

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Revenue Measures, Adjusted Noninterest Expense, Efficiency Ratios, and Adjusted Noninterest Expense to Average Assets

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Net interest income (GAAP)	[a]	$153,183	$82,532	$256,914	$158,386
Tax-equivalent adjustment[1]		791	402	1,328	851
Tax-equivalent net interest income (Non-GAAP)	[b]	153,974	82,934	258,242	159,237

Total noninterest income (GAAP)		44,863	33,703	66,086	68,616
Net security (gains) losses		(5,997)	353	9,771	6,728
Noninterest income excluding net securities gains and losses (Non-GAAP)	[c]	38,866	34,056	75,857	75,344
Realized net (gains) losses on the sale of mortgage service rights		—	(277)	—	(7,742)
Adjusted noninterest income (Non-GAAP)	[d]	38,866	33,779	75,857	67,602

Tax-equivalent revenue (Non-GAAP)	[e = b+c]	$192,840	$116,990	$334,099	$234,581
Adjusted tax-equivalent revenue (Non-GAAP)	[f = b+d]	$192,840	$116,713	$334,099	$226,839
Operating revenue (Non-GAAP)	[g = a+d]	$192,049	$116,311	$332,771	$225,988

Adjusted noninterest income to operating revenue (Non-GAAP)	[d÷g]	20.24%	29.04%	22.80%	29.91%

Total noninterest expense (GAAP)[2]		$127,833	$75,906	$239,863	$147,353
Amortization of intangible assets		(4,592)	(2,629)	(7,675)	(5,038)
Noninterest expense excluding amortization of intangible assets (Non-GAAP)[2]	[h]	123,241	73,277	232,188	142,315
Acquisition and restructuring expenses, excluding initial provision expenses		(16,600)	(2,212)	(42,626)	(2,620)
Adjusted noninterest expense (Non-GAAP)[2]	[i]	$106,641	$71,065	$189,562	$139,695

Efficiency ratio (Non-GAAP)[2]	[h÷e]	63.91%	62.64%	69.50%	60.67%
Adjusted efficiency ratio (Non-GAAP)[2]	[i÷f]	55.30%	60.89%	56.74%	61.58%

Average total assets	[j]	19,068,086	12,089,692	16,961,396	12,056,950
Adjusted noninterest expense to average assets (Non-GAAP)[2,3]	[i÷j]	2.24%	2.36%	2.25%	2.33%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses; therefore, it is no longer included within total noninterest expense. This change affects all measures and ratios derived from total noninterest expense.
3.Annualized measure.
First Busey Corporation (BUSE) | 104

Table of Contents    Contents of Item 2. MD&A
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Assets, Tangible Common Equity, and Related Measures and Ratio

		As of
(dollars in thousands, except per share amounts)		June 30, 2025	December 31, 2024
Total assets (GAAP)		18,918,740	12,046,722
Goodwill and other intangible assets, net		(488,181)	(365,975)
Tangible assets (Non-GAAP)[1]	[a]	18,430,559	11,680,747

Total stockholders' equity (GAAP)		2,412,546	1,383,269
Preferred stock and additional paid in capital on preferred stock		(215,197)	—
Common equity	[b]	2,197,349	1,383,269
Goodwill and other intangible assets, net		(488,181)	(365,975)
Tangible common equity (Non-GAAP)[1]	[c]	1,709,168	1,017,294

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	9.27%	8.71%

Ending number of common shares outstanding (GAAP)	[d]	89,104,678	56,895,981
Book value per common share (Non-GAAP)	[b÷d]	$24.66	$24.31
Tangible book value per common share (Non-GAAP)	[c÷d]	$19.18	$17.88
___________________________________________
1.Beginning in 2025, Busey revised its calculation of tangible assets and tangible common equity for all periods presented to exclude any tax adjustment.

Core Deposits and Related Ratio

		As of
(dollars in thousands)		June 30, 2025	December 31, 2024
Total deposits (GAAP)	[a]	15,801,772	9,982,490
Brokered deposits, excluding brokered time deposits of $250,000 or more		(353,614)	(13,090)
Time deposits of $250,000 or more		(827,762)	(334,503)
Deposits acquired in business combinations, prior to integration		—	—
Core deposits (Non-GAAP)	[b]	14,620,396	9,634,897

Core deposits to total deposits (Non-GAAP)	[b÷a]	92.52%	96.52%
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

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy); (2) changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the conflict in the Middle East); (4) unexpected results of acquisitions, including the acquisition of CrossFirst, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated; (5) the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers; (6) new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board; (7) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates); (8) increased competition in the financial services sector (including from non-bank competitors such as credit unions and fintech companies) and the inability to attract new customers; (9) technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; (10) the loss of key executives or associates, talent shortages, and employee turnover; (11) unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes); (12) fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates; (13) credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including commercial real estate loans); (14) the concentration of large deposits from certain clients who have balances above current Federal Deposit Insurance Corporation insurance limits and may withdraw deposits to diversify their exposure; (15) the level of non-performing assets on Busey’s balance sheets; (16) interruptions involving information technology and communications systems or third-party servicers; (17) breaches or failures of information security controls or cybersecurity-related incidents; (18) the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; (19) the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds; (20) the ability to maintain an adequate level of allowance for credit losses on loans; (21) the effectiveness of Busey’s risk management framework; and (22) the ability of Busey to manage the risks associated with the foregoing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
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
First Busey Corporation (BUSE) | 107

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
First Busey Corporation (BUSE) | 108

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
+400	11.28%	8.50%	12.30%	10.85%
+300	8.41%	6.26%	9.14%	8.01%
+200	5.57%	4.05%	6.06%	5.24%
+100	2.79%	1.96%	3.05%	2.59%
-100	(2.07)%	(1.81)%	(3.27)%	(3.35)%
-200	(3.51)%	(3.39)%	(6.37)%	(6.65)%
-300	(4.30)%	(4.03)%	(9.20)%	(9.47)%
-400	(5.00)%	(4.41)%	(11.26)%	(12.43)%
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of June 30, 2025, under the supervision and with the participation of its Chief Executive Officer, Interim Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2025, Busey’s disclosure controls and procedures were effective in ensuring that the information Busey is required to disclose in the reports Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2025, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
PART II—OTHER INFORMATION
First Busey Corporation (BUSE) | 109

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
UNREGISTERED SALES OF EQUITY SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
On February 3, 2015, Busey's board of directors approved the Stock Repurchase Plan authorizing, but not obligating, Busey to repurchase shares of its common stock. The Stock Repurchase Plan may be terminated, or the number of shares authorized for repurchase may be increased or decreased by Busey's board of directors at its discretion at any time.
The following table summarizes share repurchase activity during the second quarter of 2025.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs[1]
April 1-30, 2025	420,000	$20.22	420,000	1,279,275
May 1-31, 2025	302,000	21.86	302,000	2,977,275
June 1-30, 2025	290,000	22.62	290,000	2,687,275
Three months ended June 30, 2025	1,012,000	$21.40	1,012,000

Six Months ended June 30, 2025	1,232,000	$21.50	1,232,000
___________________________________________
1.On May 29, 2025, the board authorized an additional 2,000,000 shares to be repurchased under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
First Busey Corporation (BUSE) | 110

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
First Busey Corporation (BUSE) | 111

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

First Busey Corporation (BUSE) | 112

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 5, 2025.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial Officer, Principal Accounting Officer)
First Busey Corporation (BUSE) | 113