Form 10-Q
period 2025-09-30
FIRST BUSEY CORP /NV/
filed 2025-11-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2025
Common Stock, $0.001 par value	88,409,043

FIRST BUSEY CORPORATION
FORM 10-Q
SEPTEMBER 30, 2025
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

bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “First Busey,” and the “Company”
Busey Series A Preferred Stock	Series A Non-Cumulative Perpetual Preferred Stock, $0.001 par value
Busey Series B Preferred Stock	8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value
C&I	Commercial and industrial
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CrossFirst	CrossFirst Bankshares, Inc.
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
MSA	Metropolitan Statistical Area
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
First Busey Corporation (BUSE) | 4

Term	Definition
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 5

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
First Busey Corporation (BUSE) | 6

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$193,273	$129,444
Interest-bearing deposits	192,201	568,215
Total cash and cash equivalents	385,474	697,659

Debt securities available for sale	2,099,259	1,810,221
Debt securities held to maturity	784,821	826,630
Equity securities	15,931	15,862
Loans held for sale	8,943	3,657
Portfolio loans (net of ACL of $174,181 at September 30, 2025, and $83,404 at December 31, 2024)	13,424,085	7,613,683
Restricted bank stock	77,006	49,930
Premises and equipment, net	190,721	118,820
Goodwill	383,323	333,695
Other intangible assets, net	101,880	32,280
Cash surrender value of bank owned life insurance	258,771	185,087
Other assets	458,414	359,198
Total assets	$18,188,628	$12,046,722

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,554,936	$2,719,907
Interest-bearing	11,515,226	7,262,583
Total deposits	15,070,162	9,982,490

Securities sold under agreements to repurchase	147,152	155,610
Long-term borrowings	92,431	—
Subordinated notes, net of unamortized issuance costs	103,283	227,723
Junior subordinated debt owed to unconsolidated trusts	77,257	74,815
Other liabilities	249,508	222,815
Total liabilities	15,739,793	10,663,453

Outstanding commitments and contingent liabilities (see Notes 5 and 11)

Stockholders’ equity
Preferred stock, $0.001 par value, liquidation preference $222,750 at September 30, 2025 and zero at December 31, 2024	—	—
Common stock, $0.001 par value	93	60
Additional paid-in capital	2,373,500	1,360,530
Retained earnings	303,077	294,054
AOCI	(136,801)	(207,039)
Total stockholders’ equity before treasury stock	2,539,869	1,447,605
Treasury stock at cost	(91,034)	(64,336)
Total stockholders’ equity	2,448,835	1,383,269
Total liabilities and stockholders’ equity	$18,188,628	$12,046,722

Shares
Preferred shares issued and outstanding (1,000,000 shares authorized)	222,750	—
Common shares (200,000,000 authorized at September 30, 2025 and 100,000,000 authorized at December 31, 2024):
Issued	92,694,541	59,546,273
Less: Treasury	3,905,498	2,650,292
Outstanding	88,789,043	56,895,981
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$214,357	$111,336	$568,299	$320,302
Taxable interest income	22,146	17,789	63,836	56,264
Non-taxable interest income	1,644	283	3,926	918
Dividend income on bank stock	871	106	2,173	291
Other interest income	5,487	5,092	20,532	14,590
Total interest income	244,505	134,606	658,766	392,365
Interest expense
Deposits	84,611	46,634	230,070	134,311
Federal funds purchased and securities sold under agreements to repurchase	976	981	2,738	3,393
Short-term borrowings	26	26	589	676
Long-term borrowings	937	—	1,967	300
Subordinated notes	1,417	3,181	7,203	9,467
Junior subordinated debt owed to unconsolidated trusts	1,401	1,137	4,148	3,185
Total interest expense	89,368	51,959	246,715	151,332
Net interest income	155,137	82,647	412,051	241,033
Provision for credit losses	(985)	409	50,308	6,677
Net interest income after provision for credit losses	156,122	82,238	361,743	234,356
Noninterest income
Wealth management fees	17,184	15,378	51,325	46,844
Payment technology solutions	5,092	5,265	15,121	16,889
Treasury management services	4,598	2,201	12,596	6,247
Card services and ATM fees	4,799	3,557	13,388	9,947
Other service charges on deposit accounts	1,617	2,390	4,663	7,059
Mortgage revenue	657	355	1,762	1,579
Income on bank owned life insurance	1,623	1,189	4,814	4,050
Realized net gains (losses) on the sale of mortgage servicing rights	—	(18)	—	7,724
Realized net gains (losses) on securities	(13)	(11)	(15,549)	(6,817)
Unrealized net gains (losses) recognized on equity securities	(275)	833	5,490	911
Other noninterest income	5,916	4,706	13,674	10,028
Total noninterest income	41,198	35,845	107,284	104,461
Noninterest expense
Salaries, wages, and employee benefits	74,145	44,593	220,068	130,161
Data processing	9,714	6,910	33,310	20,560
Net occupancy expense of premises	7,982	4,633	21,613	13,943
Furniture and equipment expenses	2,143	1,647	6,296	5,155
Professional fees	2,931	3,118	15,316	7,866
Amortization of intangible assets	4,507	2,548	12,182	7,586
Interchange expense	1,336	1,352	3,976	4,696
FDIC insurance	3,151	1,413	7,742	4,273
Other noninterest expense	14,109	9,305	39,378	28,632
Total noninterest expense	120,018	75,519	359,881	222,872
Income before income taxes	77,302	42,564	109,146	115,945
Income taxes	20,204	10,560	34,634	30,359
Net income	$57,098	$32,004	$74,512	$85,586
Dividends on preferred stock	5,131	—	5,286	—
Net income available to common stockholders	$51,967	$32,004	$69,226	$85,586

Weighted average number of common shares outstanding
Basic	89,136,898	57,033,359	82,508,723	56,458,430
Diluted	90,218,382	57,967,848	83,609,999	57,411,299
Basic earnings per common share	$0.58	$0.56	$0.84	$1.52
Diluted earnings per common share	$0.58	$0.55	$0.83	$1.49
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 8

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$57,098	$32,004	$74,512	$85,586
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	24,391	54,950	61,710	48,688
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	13	11	15,549	6,817
Amortization of unrecognized losses on securities transferred to held to maturity	1,104	1,384	3,369	4,194
Tax effect	(8,356)	(16,061)	(22,185)	(17,016)
Net change in unrealized/unrecognized gains (losses) on debt securities	17,152	40,284	58,443	42,683
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	(486)	10,404	9,075	295
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	2,304	2,364	6,629	6,988
Tax effect	(460)	(3,639)	(3,909)	(2,076)
Net change in unrealized gains (losses) on cash flow hedges	1,358	9,129	11,795	5,207
OCI	18,510	49,413	70,238	47,890
Total comprehensive income	$75,608	$81,417	$144,750	$133,476
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 9

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, June 30, 2025	222,750	89,104,678	$—	$93	$2,377,560	$273,799	$(155,311)	$(83,595)	$2,412,546
Net income	—	—	—	—	—	57,098	—	—	57,098
OCI, net of tax	—	—	—	—	—	—	18,510	—	18,510
Repurchase of stock	—	(580,000)	—	—	—	—	—	(13,547)	(13,547)
Issuance of treasury stock for ESPP	—	23,232	—	—	(79)	—	—	537	458
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	234,401	—	—	(8,418)	—	—	5,416	(3,002)
Net issuance of treasury stock for SSARs exercised and related tax		6,732			(243)			155	(88)
Cash dividends on preferred stock	—	—	—	—	—	(5,131)	—	—	(5,131)
Cash dividends on common stock at $0.25 per share	—	—	—	—	—	(22,307)	—	—	(22,307)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	382	(382)	—	—	—
Stock-based compensation	—	—	—	—	4,298	—	—	—	4,298
Balance, September 30, 2025	222,750	88,789,043	$—	$93	$2,373,500	$303,077	$(136,801)	$(91,034)	$2,448,835

	Three Months Ended September 30, 2024
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, June 30, 2024	—	56,746,937	$—	$60	$1,360,430	$261,820	$(220,326)	$(68,174)	$1,333,810
Net income	—	—	—	—	—	32,004	—	—	32,004
OCI, net of tax	—	—	—	—	—	—	49,413	—	49,413
Issuance of treasury stock for ESPP	—	13,109	—	—	(73)	—	—	338	265
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	112,143	—	—	(4,142)	—	—	2,888	(1,254)
Issuance of treasury stock for options exercised, net of shares redeemed and related tax	—	52	—	—	(1)	—	—	1	—
Cash dividends on common stock at $0.24 per share	—	—	—	—	—	(13,645)	—	—	(13,645)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	311	(311)	—	—	—
Stock-based compensation	—	—	—	—	2,291	—	—	—	2,291
Balance, September 30, 2024	—	56,872,241	$—	$60	$1,358,816	$279,868	$(170,913)	$(64,947)	$1,402,884
(continued)
First Busey Corporation (BUSE) | 10

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net income	—	—	—	—	—	74,512	—	—	74,512
OCI, net of tax	—	—	—	—	—	—	70,238	—	70,238
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock	—	(1,812,000)	—	—	—	—	—	(40,038)	(40,038)
Issuance of treasury stock for ESPP	—	79,333	—	—	(424)	—	—	1,911	1,487
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	446,555	—	—	(15,256)	—	—	10,707	(4,549)
Net issuance of treasury stock for SSARs exercised and related tax	—	30,906	—	—	(1,174)	—	—	722	(452)
Cash dividends on preferred stock	—	—	—	—	—	(5,286)	—	—	(5,286)
Cash dividends on common stock at $0.75 per share	—	—	—	—	—	(58,973)	—	—	(58,973)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	1,230	(1,230)	—	—	—
Stock-based compensation	—	—	—	—	13,125	—	—	—	13,125
Balance, September 30, 2025	222,750	88,789,043	$—	$93	$2,373,500	$303,077	$(136,801)	$(91,034)	$2,448,835
(continued)
First Busey Corporation (BUSE) | 11

FIRST BUSEY CORPORATION

	Nine Months Ended September 30, 2024
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2023	—	55,244,119	$—	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	—	—	85,586	—	—	85,586
OCI, net of tax	—	—	—	—	—	—	47,890	—	47,890
Stock issued in acquisition, net of stock issuance costs	—	1,429,304	—	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	—	45,679	—	—	(250)	—	—	1,176	926
Net issuance of treasury stock for RSU/DSU vesting and related tax	—	153,087	—	—	(5,592)	—	—	3,942	(1,650)
Issuance of treasury stock for options exercised, net of shares redeemed and related tax	—	52	—	—	(1)	—	—	1	—
Cash dividends on common stock at $0.72 per share	—	—	—	—	—	(40,520)	—	—	(40,520)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	1,004	(1,004)	—	—	—
Stock-based compensation	—	—	—	—	5,828	—	—	—	5,828
Balance, September 30, 2024	—	56,872,241	$—	$60	$1,358,816	$279,868	$(170,913)	$(64,947)	$1,402,884
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 12

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash flows provided by (used in) operating activities
Net income	$74,512	$85,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	50,308	6,677
Amortization of intangible assets	12,182	7,586
Amortization of mortgage servicing rights	486	826
Depreciation and amortization of premises and equipment	9,505	7,186
Net amortization (accretion) on portfolio loans	(12,046)	3,602
Net amortization (accretion) of premium (discount) on investment securities	1,405	6,848
Net amortization (accretion) of premium (discount) on time deposits	(1,715)	87
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,470	856
Impairment of OREO and other repossessed assets	270	—
Impairment of fixed assets held for sale	188	369
Impairment of mortgage servicing rights	35	233
Impairment of leases	28	—
Unrealized (gains) losses recognized on equity securities, net	(5,490)	(911)
(Gain) loss on sales of debt securities, net	15,549	6,817
(Gain) loss on sales of mortgage servicing rights	—	(7,724)
(Gain) loss on sales of loans, net	(1,140)	(1,307)
(Gain) loss on sales of OREO and other repossessed assets	96	(549)
(Gain) loss on sales of premises and equipment	27	(32)
(Gain) loss on life insurance proceeds	(357)	(895)
(Increase) decrease in cash surrender value of bank owned life insurance	(4,457)	(3,155)
Provision for deferred income taxes	3,132	1,905
Stock-based compensation	13,125	5,828
Proceeds from the sale of mortgage servicing rights	—	9,796
Mortgage loans originated for sale	(77,210)	(85,741)
Proceeds from sales of mortgage loans	73,098	78,006
(Increase) decrease in other assets	(1,337)	10,082
Increase (decrease) in other liabilities	(31,284)	(6,015)
Net cash provided by (used in) operating activities	120,380	125,961

Cash flows provided by (used in) investing activities
Purchases of equity securities	(919)	(647)
Purchases of debt securities available for sale	(385,411)	(31,149)
Proceeds from sales of equity securities	6,444	1,055
Proceeds from sales of debt securities available for sale	529,760	101,361
Proceeds from paydowns and maturities of debt securities held to maturity	43,409	35,932
Proceeds from paydowns and maturities of debt securities available for sale	354,041	251,175
Purchases of restricted bank stock	(35,278)	(24)
Proceeds from the redemption of restricted bank stock	11,905	884
Net (increase) decrease in loans	161,275	241,463
Net cash received in (paid for) acquisitions (see Note 2)	385,804	18,377
Cash paid for premiums on bank-owned life insurance	(46)	(74)
Proceeds from life insurance	4,334	3,092
Purchases of premises and equipment	(13,179)	(4,504)
Proceeds from disposition of premises and equipment	710	1,341
Capitalized expenditures on foreclosed real estate	(316)	—
Proceeds from sales of OREO and other repossessed assets, including cash payments collected	16,576	636
Net cash provided by (used in) investing activities	1,079,109	618,918
(continued)
First Busey Corporation (BUSE) | 13

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(1,482,312)	$(740,840)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(8,458)	(60,150)
Repayment of short-term borrowings	(11,158)	(36,000)
Proceeds from other borrowings, net of debt issuance costs	16,667	—
Repayment of other borrowings	(125,129)	(31,450)
Cash dividends paid	(64,259)	(40,520)
Purchase of treasury stock	(40,038)	—
Cash paid for withholding taxes on stock-based payments	(4,549)	(1,650)
Cash paid for the exercise of stock options, warrants, and SSARs	(452)	—
Issuance of treasury stock for the ESPP	1,487	—
Issuance of preferred stock, net of stock issuance costs	207,447	—
Common stock issuance costs	(920)	(141)
Net cash provided by (used in) financing activities	(1,511,674)	(910,751)

Net increase (decrease) in cash and cash equivalents	(312,185)	(165,872)
Cash and cash equivalents, beginning of period	697,659	719,581
Cash and cash equivalents, ending of period	$385,474	$553,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$243,489	$146,302
Income taxes	16,167	12,388

Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	22,528	26
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 14

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is an $18.19 billion financial holding company headquartered in Leawood, Kansas. Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE” and Busey’s depositary shares, each representing a 1/40th interest in a share of Busey Series B Preferred Stock, are traded under the symbol “BUSEP.”
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
Use of Estimates
In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, Busey’s management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Critical accounting estimates which are particularly susceptible to significant change in the near term relate to the fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.
First Busey Corporation (BUSE) | 15

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, and interest-bearing deposits held with other financial institutions. The carrying amount of these instruments is considered a reasonable estimate of fair value. At September 30, 2025, cash and cash equivalents included $13.6 million contractually restricted by a third-party service provider, $14.4 million pledged to secure obligations under derivative contracts, and $68.1 million of reserved cash subject to call by the Federal Reserve Bank, as a member of the Federal Reserve System.
Leases
A determination is made at inception if an arrangement contains a lease. For arrangements containing leases, Busey classifies the lease as either operating, finance, or short-term. Busey recognizes operating and finance leases as right of use assets and corresponding lease liabilities. Right of use assets are recognized on the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using the rate implicit in the lease or Busey’s incremental borrowing rate.
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
Busey’s lease agreements often include one or more options to renew at Busey’s discretion. When Busey considers the exercise of a renewal option to be reasonably certain, contractual fixed lease payments for the renewal term are included in the calculation of the right of use asset and lease liability.
Right of use assets are reviewed for impairment in accordance with Busey’s policies regarding long-lived assets.
Operating Leases
Right of use assets for operating leases are included in other assets on the Consolidated Balance Sheets (Unaudited). Lease liabilities for operating leases are included in other liabilities on the Consolidated Balance Sheets (Unaudited).
Lease costs for operating leases are recognized on a straight-line basis over the lease term. Lease costs are reflected as noninterest expense for net occupancy of premises or for furniture and equipment expenses, as appropriate, on the Consolidated Statements of Income (Unaudited). Variable lease payments are expensed as incurred.
Finance Leases
Right of use assets for finance leases and the related accumulated amortization are included in premises and equipment, net, on the Consolidated Balance Sheets (Unaudited). Lease liabilities for finance leases are included in long-term borrowings on the Consolidated Balance Sheets (Unaudited). Repayments of the principal portion of finance lease liabilities are reflected as financing activities on the Consolidated Statements of Cash Flows (Unaudited).
Lease costs for finance leases are composed of interest expense and amortization expense. Interest expense on finance leases is reflected as interest expense on long-term borrowings on the Consolidated Statements of Income (Unaudited). Amortization expense on finance leases is reflected as noninterest expense for net occupancy of premises on the Consolidated Statements of Income (Unaudited).
Busey had one finance lease as of September 30, 2025, which was acquired through its acquisition of CrossFirst.
First Busey Corporation (BUSE) | 16

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term Leases
Leases with terms of twelve months or less are classified as short-term leases. Busey made an accounting policy election to not recognize short-term leases on the balance sheet. Lease costs for short-term leases are reflected as noninterest expense for net occupancy of premises or for furniture and equipment expenses, as appropriate, on the Consolidated Statements of Income (Unaudited).
For additional information about Busey’s leases, see “Note 5. Leases.”
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
On July 4, 2025, new federal tax legislation commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted, which made permanent many of the tax provisions of the 2017 Tax Cuts and Jobs Act that were set to expire in 2025 and introduced several significant amendments to federal tax legislation. Key provisions of the OBBBA include the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, more favorable rules for determining the limitation on business interest expense, and incentives for financial institutions to increase lending in rural and agricultural communities. The effects of the legislation were reflected in the unaudited consolidated financial statements for the period ending September 30, 2025, and did not have a material impact on our results of operations. Busey will continue evaluating the impact of this legislation for future reporting periods.
As of September 30, 2025, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings. Busey Bank accrued $0.1 million related to potential assessment adjustments and interest. Busey had no accruals for payments of interest and penalties related to uncertain tax positions at September 30, 2025 or 2024.
As of September 30, 2025, Busey was also under examination by the Illinois Department of Revenue for M&M’s tax filings for the tax years ended December 31, 2022 and 2023.
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
First Busey Corporation (BUSE) | 17

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 20, 2025, Busey issued 8,600,000 depositary shares (the “Depositary Shares,”), which are traded on The Nasdaq Global Select Market under the symbol “BUSEP.” Each Depositary Share represents a 1/40th interest in a share of Busey Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share (equivalent to $25 per Depositary Share). Dividend payments for the Series B Preferred Stock commenced on September 1, 2025. The Series B Preferred Stock is not subject to any mandatory redemption, sinking fund, or similar provision. Busey may redeem the Series B Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after June 1, 2030, subject to the approval of the appropriate federal banking agency, at a redemption price of $1,000 per share (equivalent to $25 per Depositary Share) plus any declared and unpaid dividends to, but excluding, the date of redemption. Additional information about the Depositary Shares and the Series B Preferred Stock can be found in Busey’s Form 8-K filed with the SEC on May 20, 2025, and the exhibits filed therewith.
The following tables summarize Busey’s preferred stock issuances:

	September 30, 2025
Title of Eash Issue	Shares Authorized	Shares Issued	Shares Outstanding	Balance	Per Share Preference in Liquidation	Aggregate Liquidation Preference ($ in 000's)
Preferred stock, $0.001 par value:	1,000,000
Series A Non-Cumulative Perpetual Preferred Stock	7,750	7,750	7,750	$7.75	$1,000.00	$7,750
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	230,000	215,000	215,000	$215.00	$1,000.00	$215,000
Changes in preferred stock issued are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Title of Eash Issue	2025	2024	2025	2024
Series A Non-Cumulative Perpetual Preferred Stock	$—	$—	$7.75	$—
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	—	—	215.00	—
Impact of Recently Adopted Accounting Standards
In March 2024, the FASB issued ASU 2024-01 “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” to clarify that certain “profits interests” are within the scope of Topic 718 by amending the language and providing illustrative examples on how the scope guidance in paragraph 718-10-15-3 should be applied. This update is intended to improve clarity of the accounting standards codification, not to change the guidance. This update was adopted on a prospective basis for annual and interim reporting periods beginning January 1, 2025. Busey does not currently have any Profit Interest and Similar Awards, so adoption of this ASU did not have any impact on its financial position or results of operations.
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
First Busey Corporation (BUSE) | 18

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Accounting Standards Not Yet Adopted
In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract,” to reduce diversity in the application of derivative accounting practices. This update provides a scope limitation on the definition of a derivative subject to derivative accounting under ASC Topic 815, Derivatives and Hedging, to exclude certain non-exchange-traded contracts with contingencies based on operations or activities specific to one of the parties to the contract. In addition, this update clarifies that share-based noncash consideration from a customer that is contingent on the satisfaction of performance obligations should not be recognized at contract inception as a derivative asset or an equity security, but rather should be accounted for under the guidance in ASC Topic 606, Revenue from Contracts with Customers, and that guidance in other topics does not apply to share-based noncash consideration from a customer for the transfer of goods or services unless or until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC Topic 606. The amendments in this update may be applied on either a prospective or modified retrospective basis, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2027. Early adoption is permitted. Busey is currently evaluating the effect this ASU may have on its financial position and results of operations.
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” changing the criteria for capitalizing software costs to the following: (1) a commitment has been made to fund the software project, and (2) it is probable the project will be competed and used to perform its intended function. Under this update, software development stages are no longer a consideration in the determination of which costs are capitalized. The amendments in this update may be adopted on a prospective, modified transition, or retrospective basis, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. Busey is currently evaluating the effect this ASU may have on its financial position and results of operations.
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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. Subsequent to quarter end, on October 24, 2025, Busey issued a conditional notice of full redemption of its $4.0 million 5.25% Subordinated Note maturing December 4, 2030, which was acquired on April 1, 2024, in connection with the acquisition of M&M. The redemption of the Subordinated Note is subject to and conditioned upon regulatory approval from the Federal Reserve. Assuming the requisite approvals are obtained, the Subordinated Note will be redeemed on its optional redemption date of December 4, 2025. Other than this event, there were no significant events subsequent to the quarter ended September 30, 2025, through the filing date of these unaudited consolidated financial statements.
NOTE 2. MERGERS AND ACQUISITIONS
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst (NASDAQ: CFB), the holding company for CrossFirst Bank, pursuant to an Agreement and Plan of Merger, dated August 26, 2024, by and between Busey and CrossFirst (the “CrossFirst Merger Agreement”). This partnership creates a premier commercial bank in the Midwest, Southwest, and Florida, with 79 full-service locations across 10 states—Arizona, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, New Mexico, Oklahoma, and Texas. The combined holding company continues to operate under the First Busey Corporation name. Busey’s common stock continues to trade on the Nasdaq under the “BUSE” stock ticker symbol.
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
Acquisition Accounting
The CrossFirst acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values as of March 1, 2025, the date of acquisition. Subsequent to the acquisition, fair value adjustments of $1.8 million have been recorded, as additional information and valuations became available. Estimated fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date. Review of all valuations and taxes are still being performed by management. Therefore, amounts are subject to change from the provisional amounts disclosed below.
As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $49.6 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and the greater revenue opportunities from Busey’s broader service capabilities in attractive new markets. Goodwill recorded for this transaction is not tax deductible and was assigned to the Banking operating segment.
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
Acquisition Accounting
The M&M acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on April 1, 2024, the date of acquisition. A final fair value adjustment of $0.1 million for deferred taxes was recorded during the three months ended March 31, 2025, in connection with the M&M acquisition. Fair values, including initial accounting for deferred taxes, were subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values became available. Fair values were final as of March 31, 2025.
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

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition Date Fair Values
Acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were estimated as follows:

	As of
	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst (provisional)	M&M (final)
Assets acquired
Cash and cash equivalents	$385,808	$33,577
Securities	725,622	8,086
Portfolio loans, net of ACL	6,023,063	417,230
Premises and equipment	69,673	2,045
Other intangible assets	81,783	6,346
Other assets	212,832	10,461
Total assets acquired	7,498,781	477,745

Liabilities assumed
Deposits	6,571,699	392,838
Short-term borrowings	11,148	35,932
Long-term borrowings	68,922	1,450
Subordinated notes, net of unamortized issuance costs	—	3,911
Junior subordinated debt owed to unconsolidated trusts	2,238	2,594
Other liabilities	85,347	7,342
Total liabilities assumed	6,739,354	444,067

Net assets acquired	$759,427	$33,678

Consideration paid
Cash	$4	$15,200
Common stock	795,227	34,375
Preferred stock	7,750	—
Replacement awards[1]	5,999	—
Total consideration paid	$808,980	$49,575

Goodwill	$49,553	$15,897
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
A portion of acquired loans were PCD. The following table provides a reconciliation between the purchase price and the fair value of these loans:

	As of
	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst	M&M
PCD Financial Assets
Gross contractual receivable for PCD financial assets	$1,539,718	$29,290
ACL recorded for estimated uncollectible contractual cash flows specific to PCD financial assets	(100,783)	(1,243)
Interest premium (discount) specific to PCD financial assets	(3,063)	(1,773)
Loans previously charged-off by CrossFirst	(110,740)	—
Fair value of PCD financial assets	$1,325,132	$26,274
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Revenue (net interest income plus noninterest income)	$191,142	$186,276	$562,462	$564,177
Net income	55,120	54,853	123,822	120,093
First Busey Corporation (BUSE) | 24

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Acquisition Costs
Busey incurred acquisition related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Pre-tax acquisition expenses
M&M	$—	$597	$108	$2,947
CrossFirst[1]	7,251	1,338	95,341	1,485
Pre-tax acquisition expenses[1]	$7,251	$1,935	$95,449	$4,432
___________________________________________
1.In addition to the acquisition costs presented in the table above, during the nine months ended September 30, 2025, Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
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
Of the total acquisition related expenses, the following legal, professional, and consulting costs were incurred to consummate the mergers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Pre-tax costs to consummate the merger
M&M	$—	$(3)	$—	$147
CrossFirst	301	1,180	7,531	1,316
Pre-tax costs to consummate the merger	$301	$1,177	$7,531	$1,463
First Busey Corporation (BUSE) | 25

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities summarized by major category:

	As of September 30, 2025
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$113,676	$124	$(195)	$113,605
Obligations of states and political subdivisions	259,470	655	(12,581)	247,544
Asset-backed securities	285,052	510	—	285,562
Commercial mortgage-backed securities	147,183	541	(11,743)	135,981
Residential mortgage-backed securities	1,395,849	7,513	(135,786)	1,267,576
Corporate debt securities	50,501	410	(1,920)	48,991
Total debt securities available for sale	$2,251,731	$9,753	$(162,225)	$2,099,259

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$398,375	$—	$(68,743)	$329,632
Residential mortgage-backed securities	386,446	—	(56,607)	329,839
Total debt securities held to maturity	$784,821	$—	$(125,350)	$659,471
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

	As of September 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$13,055	$12,989
Due after one year through five years	59,849	57,288
Due after five years through ten years	373,230	359,557
Due after ten years	1,805,597	1,669,425
Debt securities available for sale	$2,251,731	$2,099,259

Debt securities held to maturity
Due in one year or less	$31,564	$31,320
Due after one year through five years	38,433	36,972
Due after five years through ten years	14,719	13,268
Due after ten years	700,105	577,911
Debt securities held to maturity	$784,821	$659,471
First Busey Corporation (BUSE) | 27

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Realized gains and losses on debt securities
Gross gains on debt securities	$—	$—	$9	$1
Gross (losses) on debt securities[1]	(13)	(11)	(15,558)	(6,818)
Realized net gains (losses) on debt securities	$(13)	$(11)	$(15,549)	$(6,817)
___________________________________________
1.During the first quarter of 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.1 million, as part of a balance sheet repositioning strategy. During the first quarter of 2024, Busey sold available for sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million and related estimated tax benefit of $1.8 million, as part of a balance sheet repositioning strategy.
Debt securities with carrying amounts of $741.8 million on September 30, 2025, and $871.4 million on December 31, 2024, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
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

	As of September 30, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$69,984	$(195)	$—	$—	$69,984	$(195)
Obligations of states and political subdivisions	99,487	(2,375)	95,200	(10,206)	194,687	(12,581)
Commercial mortgage-backed securities	5,813	(61)	72,141	(11,682)	77,954	(11,743)
Residential mortgage-backed securities	1,427	(1)	782,258	(135,785)	783,685	(135,786)
Corporate debt securities	5,967	(18)	30,956	(1,902)	36,923	(1,920)
Debt securities available for sale with gross unrealized losses	$182,678	$(2,650)	$980,555	$(159,575)	$1,163,233	$(162,225)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$329,632	$(68,743)	$329,632	$(68,743)
Residential mortgage-backed securities	329,839	(56,607)	329,839	(56,607)
Debt securities held to maturity with gross unrecognized losses	$659,471	$(125,350)	$659,471	$(125,350)

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

First Busey Corporation (BUSE) | 30

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of September 30, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,163,233	$659,471	$1,822,704
Gross unrealized or unrecognized losses on debt securities	162,225	125,350	287,575
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.9%	19.0%	15.8%

Count of debt securities	632	55	687
Count of debt securities in an unrealized or unrecognized loss position	428	55	483

	As of December 31, 2024
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,466,743	$675,053	$2,141,796
Gross unrealized or unrecognized losses on debt securities	230,325	151,577	381,902
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	15.7%	22.5%	17.8%

Count of debt securities	677	55	732
Count of debt securities in an unrealized or unrecognized loss position	586	55	641
Unrealized and unrecognized losses are related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or repositioning plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of September 30, 2025, Busey did not hold general obligation bonds of any single issuer that exceeded, in aggregate, 10% of Busey’s stockholders’ equity.
First Busey Corporation (BUSE) | 31

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial loans
C&I and other commercial	$4,395,871	$1,904,515
CRE	5,424,095	3,269,564
Real estate construction	1,099,524	378,209
Total commercial loans	10,919,490	5,552,288
Retail loans
Retail real estate	2,196,246	1,696,457
Retail other	482,530	448,342
Total retail loans	2,678,776	2,144,799

Total portfolio loans	13,598,266	7,697,087
ACL	(174,181)	(83,404)
Portfolio loans, net	$13,424,085	$7,613,683
Net deferred loan origination costs included in the balances above were $8.8 million as of September 30, 2025, compared to $12.5 million as of December 31, 2024. Net accretable purchase accounting adjustments included in the balances above reduced loans by $92.0 million as of September 30, 2025, and $8.8 million as of December 31, 2024.
Other than loans acquired through acquisition activities, Busey did not purchase any retail real estate loans during the three and nine months ended September 30, 2025. Busey did not purchase any retail real estate loans during the three months ended September 30, 2024, and elected to purchase $6.9 million of retail real estate loans during the nine months ended September 30, 2024.
Pledged Loans
Busey has executed a blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral with the FHLB and Federal Reserve Bank for liquidity, which Busey is able to borrow against, is set forth in the table below:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Pledged loans
FHLB	$5,018,506	$4,813,600
Federal Reserve Bank	1,973,933	765,824
Total pledged loans	$6,992,439	$5,579,424
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
The following table is a summary of Busey’s portfolio loans by risk grade, segregated by loan category:

	As of September 30, 2025
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$3,707,153	$433,278	$152,267	$74,109	$29,064	$4,395,871
CRE	4,453,517	794,313	147,237	21,228	7,800	5,424,095
Real estate construction	1,011,685	56,664	25,653	5,227	295	1,099,524
Total commercial loans	9,172,355	1,284,255	325,157	100,564	37,159	10,919,490
Retail loans
Retail real estate	2,170,254	7,320	7,608	2,759	8,305	2,196,246
Retail other	481,892	—	—	6	632	482,530
Total retail loans	2,652,146	7,320	7,608	2,765	8,937	2,678,776
Total portfolio loans	$11,824,501	$1,291,575	$332,765	$103,329	$46,096	$13,598,266
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
First Busey Corporation (BUSE) | 34

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Nine Months Ended September 30, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$659,612	$722,192	$425,370	$238,755	$192,946	$151,925	$1,316,353	$3,707,153
Watch	26,374	79,588	66,467	46,942	55,238	18,233	140,436	433,278
Special Mention	17,388	17,339	25,541	43,362	4,974	2,913	40,750	152,267
Substandard	10,422	1,965	16,543	4,216	10,159	3,771	27,033	74,109
Substandard non-accrual	4,601	2,343	644	1,318	640	5,048	14,470	29,064
Total C&I and other commercial	718,397	823,427	534,565	334,593	263,957	181,890	1,539,042	4,395,871
Gross charge-offs	$1,246	$2,626	$4,347	$1,440	$13,591	$11,254	$4,550	$39,054

CRE
Pass	631,171	487,489	703,228	1,216,265	776,293	600,081	38,990	4,453,517
Watch	169,711	56,362	139,202	156,277	186,841	83,665	2,255	794,313
Special Mention	50,239	23,098	5,093	14,139	37,467	16,067	1,134	147,237
Substandard	1,714	708	914	9,046	—	8,628	218	21,228
Substandard non-accrual	82	—	4,548	—	1	3,169	—	7,800
Total CRE	852,917	567,657	852,985	1,395,727	1,000,602	711,610	42,597	5,424,095
Gross charge-offs	1,297	11,057	—	—	253	—	—	12,607

Real estate construction
Pass	240,725	328,610	125,079	215,814	25,158	3,632	72,667	1,011,685
Watch	1,221	43,492	3,588	—	177	—	8,186	56,664
Special Mention	18,233	—	—	—	7,420	—	—	25,653
Substandard	5,165	—	—	—	62	—	—	5,227
Substandard non-accrual	—	274	—	—	21	—	—	295
Total real estate construction	265,344	372,376	128,667	215,814	32,838	3,632	80,853	1,099,524
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	111,695	138,069	304,874	457,128	379,646	533,444	245,398	2,170,254
Watch	2,696	606	489	1,520	280	1,160	569	7,320
Special Mention	69	84	4,052	1,479	1,705	—	219	7,608
Substandard	1,000	—	111	447	489	712	—	2,759
Substandard non-accrual	212	307	39	319	85	3,205	4,138	8,305
Total retail real estate	115,672	139,066	309,565	460,893	382,205	538,521	250,324	2,196,246
Gross charge-offs	85	—	—	—	—	51	36	172

Retail other
Pass	6,415	6,769	37,741	36,632	6,150	703	387,482	481,892
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6	—	6
Substandard non-accrual	35	—	93	99	—	—	405	632
Total retail other	6,450	6,769	37,834	36,731	6,150	709	387,887	482,530
Gross charge-offs	318	147	253	41	—	74	—	833

Total portfolio loans	$1,958,780	$1,909,295	$1,863,616	$2,443,758	$1,685,752	$1,436,362	$2,300,703	$13,598,266
Total gross charge-offs	$2,946	$13,830	$4,600	$1,481	$13,844	$11,379	$4,586	$52,666
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
First Busey Corporation (BUSE) | 36

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans
An analysis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below:

	As of September 30, 2025
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$996	$1,450	$861	$29,064	$6,685
CRE	2,815	6,289	78	7,800	1,543
Real estate construction	—	3,233	347	295	157
Past due and non-accrual commercial loans	3,811	10,972	1,286	37,159	8,385
Retail loans
Retail real estate	2,626	448	102	8,305	348
Retail other	929	128	30	632	—
Past due and non-accrual retail loans	3,555	576	132	8,937	348
Total past due and non-accrual loans	$7,366	$11,548	$1,418	$46,096	$8,733

	As of December 31, 2024
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$95	$—	$—	$3,852	$1,224
CRE	42	2,759	—	15,053	15,000
Real estate construction	41	—	—	23	—
Past due and non-accrual commercial loans	178	2,759	—	18,928	16,224
Retail loans
Retail real estate	3,280	683	1,115	2,984	194
Retail other	1,094	130	34	176	—
Past due and non-accrual retail loans	4,374	813	1,149	3,160	194
Total past due and non-accrual loans	$4,552	$3,572	$1,149	$22,088	$16,418
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $0.9 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and was $0.1 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the three and nine months ended September 30, 2025 and 2024.
First Busey Corporation (BUSE) | 37

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Three Months Ended September 30, 2025
(dollars in thousands)	Interest Rate Reduction	% of Total Class of Financing Receivable[1]	Payment Deferral	% of Total Class of Financing Receivable[2]	Term Extension	% of Total Class of Financing Receivable[3]
Modified Loans
C&I and other commercial	$263	—%	$2,444	0.1%	$10,417	0.2%
CRE	—	—%	1,944	—%	461	—%
Total of loans modified during the period[4]	$263	—%	$4,388	—%	$10,878	0.1%
___________________________________________
1.Modified loans represented an insignificant portion of C&I and other commercial loans, and an insignificant portion of total loans, in both cases rounding to zero percent.
2.Modified loans represented an insignificant portion of CRE loans, and an insignificant portion of total loans, in both cases rounding to zero percent.
3.Modified loans represented an insignificant portion of CRE loans, rounding to zero percent.
4.All modifications were for loans classified as substandard.

	Three Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	% of Total Class of Financing Receivable[1]	Term Extension[2]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$325	—%	$14,537	0.8%
CRE	—	—%	18,448	0.5%
Real estate construction	—	—%	5,250	1.3%
Total of loans modified during the period[3]	$325	—%	$38,235	0.5%
___________________________________________
1.Modified loans represented an insignificant portion of C&I and other commercial loans, and an insignificant portion of total loans, in both cases rounding to zero percent.
2.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
3.All modifications were for loans classified as substandard.
First Busey Corporation (BUSE) | 38

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Interest Rate Reduction	% of Total Class of Financing Receivable[1]	Payment Deferral	% of Total Class of Financing Receivable[2]	Term Extension	% of Total Class of Financing Receivable[2]
Modified Loans
C&I and other commercial	$263	—%	$13,005	0.3%	$22,314	0.5%
CRE	—	—%	1,944	—%	823	—%
Real estate construction	—	—%	—	—%	5,165	0.5%
Total of loans modified during the period[3]	$263	—%	$14,949	0.1%	$28,302	0.2%
___________________________________________
1.Modified loans represented an insignificant portion of C&I and other commercial loans, and an insignificant portion of total loans, in both cases rounding to zero percent.
2.Modified loans represented an insignificant portion of CRE loans, rounding to zero percent.
3.With the exception of two loans that were transferred to non-accrual status during the nine months ended September 30, 2025, all modifications were for loans classified as substandard.

	Nine Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral[1]	% of Total Class of Financing Receivable[2]	Term Extension[1]	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$325	—%	$28,073	1.5%
CRE	—	—%	19,782	0.6%
Real estate construction	—	—%	5,250	1.3%
Total of loans modified during the period[3]	$325	—%	$53,105	0.7%
___________________________________________
1.Modifications to extend loan terms also included, in some cases, interest rate increases during the extension period.
2.Modified loans represented an insignificant portion of C&I and other commercial loans, rounding to zero percent.
3.All modifications were for loans classified as substandard.
The following table provides, by lending activity, the weighted average interest rate reductions and term extensions for loan modifications made during the periods indicated for borrowers experiencing financial difficulty:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025		2024	2025		2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Term Extension
C&I and other commercial	5.00%	6 months	6 months	5.00%	10 months	1.2 years
CRE	—%	8 months	4 months	—%	1.3 years	4 months
Real estate construction	—%	—	6 months	—%	1.3 years	6 months
Aggregate effect	5.00%	6 months	5 months	5.00%	11 months	10 months
Payment deferrals for borrowers experiencing financial difficulty can include deferrals of 3 or more payments to the end of the loan, accommodations to restructure the payment terms of the loan, or accommodations to allow for an interest-only period on the loan.
First Busey Corporation (BUSE) | 39

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of September 30, 2025
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$32,062	$—	$—	$4,038
CRE	4,147	—	—	—
Real estate construction	5,165	—	—	—
Loans modified during the last twelve months	$41,374	$—	$—	$4,038
Busey had commitments of $0.4 million as of September 30, 2025, to lend additional funds to debtors experiencing financial difficulty for whom Busey modified a loan within the past twelve months. Busey did not have any commitments as of December 31, 2024, to lend additional funds to debtors experiencing financial difficulty for whom Busey had modified a loan within the past twelve months.
A default occurs when a loan is 90 days or more past due or transferred to non-accrual status. The following table presents loans that defaulted after having been modified during the twelve months before the default.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
(dollars in thousands)	Term Extension	Payment Deferral	Term Extension
Loans with Subsequent Defaults
C&I and other commercial	$3,571	$467	$3,571
Modified loans with subsequent defaults	$3,571	$467	$3,571
No loans had a default during the three or nine months ended September 30, 2024, after having been modified during the twelve months before that default for borrowers experiencing financial difficulty.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $39.0 million and $19.3 million of collateral dependent loans secured by real estate or business assets as of September 30, 2025, and December 31, 2024, respectively.
Foreclosures
Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $6.1 million as of September 30, 2025. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
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
The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities:

	Three Months Ended September 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2025	$68,578	$70,935	$13,072	$29,042	$1,707	$183,334
Provision for loan losses	(4,768)	1,323	(880)	739	281	(3,305)
Charged-off	(5,753)	(1,438)	—	(53)	(204)	(7,448)
Recoveries	1,379	24	1	115	81	1,600
ACL balance, September 30, 2025	$59,436	$70,844	$12,193	$29,843	$1,865	$174,181

First Busey Corporation (BUSE) | 41

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2024
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2024	$20,286	$35,104	$3,722	$23,729	$2,385	$85,226
Provision for loan losses	715	(1,158)	39	120	286	2
Charged-off	(202)	(215)	—	(32)	(225)	(674)
Recoveries	210	4	10	162	41	427
ACL balance, September 30, 2024	$21,009	$33,735	$3,771	$23,979	$2,487	$84,981

	Nine Months Ended September 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for loan losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for loan losses	(23,008)	14,300	3,731	2,833	(137)	(2,281)
Charged-off	(39,054)	(12,607)	—	(172)	(833)	(52,666)
Recoveries	1,692	158	94	413	151	2,508
ACL balance, September 30, 2025	$59,436	$70,844	$12,193	$29,843	$1,865	$174,181
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

	Nine Months Ended September 30, 2024
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2023	$21,256	$35,465	$5,163	$26,298	$3,558	$91,740
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for loan losses	13,958	(1,882)	(1,449)	(2,624)	(686)	7,317
Charged-off	(15,433)	(315)	—	(159)	(503)	(16,410)
Recoveries	404	145	57	368	117	1,091
ACL balance, September 30, 2024	$21,009	$33,735	$3,771	$23,979	$2,487	$84,981
___________________________________________
1.The Day 1 PCD is attributable to the M&M acquisition (see “Note 2. Mergers and Acquisitions.”)
Net charge-offs during the nine months ended September 30, 2025, included $35.5 million related to PCD loans acquired from CrossFirst Bank, which were fully reserved at acquisition and did not require recording additional provision expense.
First Busey Corporation (BUSE) | 42

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. LEASES
Busey as the Lessee
Busey’s leases consisting primarily of real estate leases for banking centers, ATM locations, and office space, as well as equipment leases. The following table summarizes lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited):

		As of
(dollars in thousands)	Location	September 30, 2025	December 31, 2024
Lease balances
Right of use assets:
Operating leases	Other assets	$29,236	$10,608
Finance leases	Premises and equipment, net	5,235	—
Total right of use assets		$34,471	$10,608

Lease liabilities:
Operating leases	Other liabilities	$31,592	$11,040
Finance leases	Long-term borrowings	6,266	—
Total lease liabilities		$37,858	$11,040
Lease terms are summarized as follows:

	As of
	September 30, 2025	December 31, 2024
Lease terms
Weighted average remaining lease terms
Operating leases	7.28 years	7.55 years
Finance leases	16.51 years	N/A
Weighted average discount rates
Operating leases	4.22%	3.77%
Finance leases	5.10%	N/A
First Busey Corporation (BUSE) | 43

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents lease costs that Busey reported on its Consolidated Statements of Income (Unaudited):

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Lease costs
Operating lease costs:
Premises rent expense	Net occupancy expense of premises	$1,483	$604	$4,221	$1,692
Equipment rent expense	Furniture and equipment expenses	8	4	22	10
Finance lease costs:
Amortization expense	Net occupancy expense of premises	190	—	190	—
Interest expense	Long-term borrowings	187	—	187	—
Variable lease costs	Net occupancy expense of premises	15	15	45	43
Short-term lease costs	Net occupancy expense of premises	14	12	44	70
Total lease cost		$1,897	$635	$4,709	$1,815
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Cash flows related to leases
Operating cash flows from operating leases	$2,657	$1,034	$7,212	$2,915
Operating cash flows from finance leases	187	—	187	—
Financing cash flows from finance leases	99	—	99	—

Right of use assets obtained in exchange for operating lease liabilities[1]	(6,331)	469	23,287	1,478
Right of use assets obtained in exchange for finance lease liabilities[1]	6,365	—	6,365	—
___________________________________________
1.The nine months ended September 30, 2025, included $23.2 million for operating and $6.4 million for financing right of use assets recognized in connection with the acquisition of CrossFirst. One finance lease was initially classified as operating, and was moved to a financing classification in the third quarter of 2025. The nine months ended September 30, 2024, included $0.1 million right of use assets recognized in connection with the acquisition of M&M, and an additional $0.7 million recognized in connection with a lease amendment that was executed subsequent to the M&M acquisition for a lease that was obtained in that acquisition. Additional information about assets and liabilities obtained in business combinations can be found in “Note 2. Mergers and Acquisitions.”
First Busey Corporation (BUSE) | 44

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future undiscounted payments for leases with initial terms of one year or more, were as follows:

	As of September 30, 2025
(dollars in thousands)	Operating Leases	Finance Leases
Rent commitments
Remainder of 2025	$1,618	$123
2026	6,107	490
2027	5,623	527
2028	5,107	540
2029	4,110	540
2030	3,227	540
Thereafter	11,121	6,625
Total undiscounted cash flows	36,913	9,385
Less: Amounts representing interest	5,321	3,119
Present value of net future minimum lease payments	$31,592	$6,266
As of September 30, 2025, Busey had commitments totaling $6.0 million for two lease contracts with future accounting commencement dates.
Busey as the Lessor
Busey leases office and parking spaces to outside parties. Revenues recorded in connection with these leases, reported in other income on Busey’s Consolidated Statements of Income (Unaudited), are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Rental income	$214	$206	$647	$612
Noncancellable terms for these leases, all of which are operating leases, extend through 2030. Under the terms of these lease agreements, Busey is entitled to receive aggregate future lease payments as shown in the table below:

(dollars in thousands)	As of September 30, 2025
Rents to be received
Remainder of 2025	$211
2026	738
2027	515
2028	377
2029	197
2030	117
Total lease payments from operating leases	$2,155
First Busey Corporation (BUSE) | 45

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Deposits
Noninterest-bearing demand deposits	$3,554,936	$2,719,907
Interest-bearing transaction deposits	3,171,255	2,423,237
Saving deposits and money market deposits	5,910,183	3,348,711
Time deposits	2,433,788	1,490,635
Total deposits	$15,070,162	$9,982,490
Additional information about Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Brokered interest-bearing transaction deposits	$50,240	$—
Brokered savings deposits and money market deposits	10,000	6,002
Brokered time deposits	65,192	7,088
Aggregate amount of time deposits with a minimum denomination of $100,000	1,621,232	860,193
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	807,378	334,503
Scheduled maturities of time deposits are presented in the table below:

(dollars in thousands)	As of September 30, 2025
Time deposits by schedule of maturities
Remainder of 2025	$860,688
2026	1,531,369
2027	23,194
2028	10,487
2029	5,218
2030	2,409
Thereafter	423
Time deposits	$2,433,788
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

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$147,152	$155,610
Weighted average rate for securities sold under agreements to repurchase	2.50%	2.63%
Revolving Line of Credit
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which Busey has access to a $40.0 million revolving line of credit bearing an interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. After executing subsequent amendments, the current termination date for the revolving line of credit is April 30, 2026. As of September 30, 2025, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an insignificant non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey had no short term borrowings as of either September 30, 2025, or December 31, 2024. When applicable, Busey’s short-term borrowings include loans maturing within one year of the loan origination date, the current portion of long-term debt that is due within 12 months, and federal funds purchased. Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the second quarter of 2025, Busey purchased federal funds to test operational availability to access funds if needed.
Long-term Borrowings
Busey’s long-term borrowings consist of borrowings maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months, and finance lease liabilities. Long-term borrowings are presented in the table below:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Long-term borrowings
FHLB borrowings	$79,174	$—
Secured borrowings	6,991	—
Finance lease liabilities	6,266	—
Total long-term borrowings	$92,431	$—
Funds borrowed from the FHLB, listed above, consisted of twelve notes with a weighted average interest rate of 2.22% and a weighted average maturity period of 2.30 years as of September 30, 2025. Maturity dates for the long-term FHLB borrowings range from August 2027 through October 2028.
Acquired SBA loans that did not qualify for sale accounting treatment are presented as secured borrowings. Secured borrowings consisted of nine notes with a weighted average maturity period of 17.49 years as of September 30, 2025. Maturity dates for the secured borrowings range from September 2030 to March 2046.
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
Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Mergers and Acquisitions”), Busey acquired a $4.0 million 5.25% fixed-to-floating rate subordinated note maturing December 4, 2030, which qualified as Tier 2 capital for regulatory purposes. Interest on the subordinated note accrues at a rate equal to (1) 5.25% per annum from the original issue date to December 4, 2025, and (2) a floating rate per annum equal to a benchmark rate, which is the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps from December 4, 2025. At September 30, 2025, there was an immaterial amount of fair value discount outstanding, to be accreted through the earliest optional redemption date. The subordinated note has an optional redemption, in whole or in part, on or after December 4, 2025. Subsequent to quarter end, on October 24, 2025, Busey issued a conditional notice of full redemption of this subordinated note. The redemption of the subordinated note is subject to and conditioned upon regulatory approval from the Federal Reserve. Assuming the requisite approvals are obtained, the subordinated note will be redeemed on its optional redemption date of December 4, 2025.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Unamortized debt issuance costs
Subordinated notes issued in 2020	$—	$222
Subordinated notes issued in 2022	707	1,004
Total unamortized debt issuance costs	$707	$1,226
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
First Busey Corporation (BUSE) | 48

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of September 30, 2025 and 2024, all capital ratios of First Busey and its subsidiary bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2025, that would change this designation.
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and its subsidiary bank:

	As of September 30, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,907,982	12.33%	$696,419	4.50%	$1,005,938	6.50%
Busey Bank	$2,118,059	13.73%	$694,126	4.50%	$1,002,626	6.50%

Tier 1 capital to risk weighted assets
First Busey	$2,130,732	13.77%	$928,558	6.00%	$1,238,078	8.00%
Busey Bank	$2,118,059	13.73%	$925,501	6.00%	$1,234,002	8.00%

Total capital to risk weighted assets
First Busey	$2,458,553	15.89%	$1,238,078	8.00%	$1,547,597	10.00%
Busey Bank	$2,262,302	14.67%	$1,234,002	8.00%	$1,542,502	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$2,130,732	11.62%	$733,327	4.00%	N/A	N/A
Busey Bank	$2,118,059	11.59%	$731,219	4.00%	$914,024	5.00%
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
Capital Conservation Buffer
In July 2013, U.S. federal banking authorities approved the Basel III Rule for strengthening international capital standards. The Basel III Rule introduced a capital conservation buffer, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, which First Busey exceeded by 533 bps as of September 30, 2025, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, which First Busey exceeded by 527 bps as of September 30, 2025, and (3) total capital to risk-weighted assets of at least 10.5%, which First Busey exceeded by 539 bps as of September 30, 2025.
First Busey Corporation (BUSE) | 50

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated:

		As of
(dollars in thousands)	Location	September 30, 2025	December 31, 2024
Investments in unconsolidated entities
Funded investments	Other assets	$90,776	$70,796
Unfunded investments	Other assets	47,659	61,210
Investments in unconsolidated entities		$138,435	$132,006

Unfunded investment obligations	Other liabilities	$47,659	$61,210
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax credits and other tax benefits	$4,446	$4,040	$13,354	$11,941
Amortization of investments in tax-advantaged projects	3,968	3,575	11,905	10,593
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
First Busey Corporation (BUSE) | 52

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options
Busey has outstanding stock options assumed from a 2017 acquisition. A summary of the status of, and changes in, Busey's stock option awards for the nine months ended September 30, 2025, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value ($000's)
Outstanding at December 31, 2024	15,106	$23.53	1.87 years	$1
Outstanding at September 30, 2025	15,106	23.53	1.13 years	—

Exercisable at September 30, 2025	15,106	23.53	1.13 years	—
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
First Busey Corporation (BUSE) | 53

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of SSAR activity during 2025 is presented below:

SSARs	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value ($000's)
Outstanding at December 31, 2024	—	$—	—	$—
Replacement of CrossFirst SSARs	424,390	15.78
Exercised[1]	(119,842)	13.31
Forfeited	(4,005)	16.00
Expired	(30,145)	23.23
Outstanding at September 30, 2025	270,398	16.04	5.23 years	1,922

Exercisable at September 30, 2025	249,747	15.62	5.17 years	1,881
___________________________________________
1. The aggregate intrinsic value of SSARs exercised during 2025 was $1.1 million.
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

(dollars in thousands, except per share amounts)	Nine Months Ended September 30, 2025
Assumptions
Expected volatility[1]	29.10% – 36.70%
Expected dividends[2]	4.17%
Simulation term[3,4,5]	4.20 years – 5.69 years
Risk-free rate[6]	3.97% – 4.03%
Weighted average grant date fair value per share	$8.94
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
4.As a component of determining the simulation term, exercise was assumed to occur at the earlier of the midpoint of i) the greater of the weighted average time to vest or the time the options are in the money, and the time the SSARs expire, ii) 90 days following the occurrence of a termination, or iii) the end of the contractual term.
5.As a component of determining the simulation term, termination rate was assumed to be between 25% and 50% in the first year following the acquisition and 5% for every year thereafter.
6.The risk-free rate for the simulation term of the SSARs was based on the continuously compounded semi-annual zero-coupon U.S. Treasury rates.
2020 Equity Plan
Busey has granted RSU, PSU, and DSU awards under the terms of its 2020 Equity Plan. Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. There were 685,515 shares available for issuance under the 2020 Equity Plan as of September 30, 2025.
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
On July 23, 2025, under the terms of the 2020 Equity Plan, Busey granted 13,724 RSUs to members of management. The grant date fair value of the award was $0.3 million, which will be recognized as compensation expense over the requisite service period. These awards will vest on July 23, 2028.
A summary of changes in Busey’s RSU awards for the nine months ended September 30, 2025, is as follows:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	1,066,772	$21.80
Conversion of Busey ROATCE PSUs to RSUs	157,094	23.99
Replacement of CrossFirst RSUs and PSUs	341,048	23.99
Granted	366,487	22.22
Dividend equivalents earned	48,060	22.30
Vested	(451,041)	20.03
Forfeited	(133,212)	22.38
Nonvested at September 30, 2025	1,395,208	23.23
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
A summary of changes in Busey’s PSU awards for the nine months ended September 30, 2025, is as follows:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	372,042	$21.15
Modifications based on CrossFirst acquisition[2]	(181,828)	20.43
Granted	407,723	20.99
Dividend equivalents earned	125	20.83
Vested	(6,131)	20.87
Forfeited	(45,878)	20.95
Nonvested at September 30, 2025	546,053	21.29
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
First Busey Corporation (BUSE) | 56

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of changes in Busey’s DSU awards for the nine months ended September 30, 2025, is as follows:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	36,893	$23.40
Granted	39,846	22.16
Dividend equivalents earned	6,447	22.73
Vested	(42,424)	23.33
Nonvested at September 30, 2025	40,762	22.15

Vested and outstanding at September 30, 2025	144,461	23.01
Employee Stock Purchase Plan
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 314,203 shares available for issuance under the ESPP as of September 30, 2025.
Stock-based Compensation Expense
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Stock-based compensation expense
SSARs	Salaries, wages, and employee benefits	$14	$—	$121	$—
RSU awards	Salaries, wages, and employee benefits	2,600	1,057	8,296	3,012
PSU awards[1]	Salaries, wages, and employee benefits	1,381	976	3,826	2,037
DSU awards	Other expense	223	211	620	615
ESPP	Salaries, wages, and employee benefits	80	47	262	164
Total stock-based compensation expense		$4,298	$2,291	$13,125	$5,828
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
As all outstanding stock options were fully vested, no compensation expense was recorded for stock options for the three or nine months ended September 30, 2025, or 2024, and no unrecognized compensation expense remains for Busey’s stock option awards as of September 30, 2025.
Unamortized compensation expense related to non-vested equity awards is summarized in the table below:
First Busey Corporation (BUSE) | 57

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Unamortized stock-based compensation
SSARs	$114	$—
RSU awards	11,402	7,093
PSU awards[1]	7,146	3,043
DSU awards	428	181
Total unamortized stock-based compensation	$19,090	$10,317

Weighted average period over which expense is to be recognized on awards issued under Busey's 2020 Equity Plan	1.9 years	2.5 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	1.3 years	—
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
NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and Credit Risk
A summary of the contractual amount of Busey’s exposure to off-balance sheet risk relating to the Company’s commitments follows:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Off-Balance Sheet Commitments
Commitments to extend credit	$4,766,360	$2,512,714
Standby letters of credit	132,385	35,464
Total commitments	$4,898,745	$2,548,178
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
Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual is required. Given the underlying disagreement between Busey and the Illinois Secretary of State on the proper methodology for calculating any franchise tax owed, the loss cannot be reasonably estimated. It is reasonably possible that this matter could require Busey to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2025. If the likelihood of potential liabilities elevates and Busey becomes able to reasonably estimate the loss, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Cash pledged to secure obligations under derivative contracts	$14,400	$21,900
Collateral held to secure obligations under derivative contracts	8,140	20,260
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
First Busey Corporation (BUSE) | 59

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $500.0 million as of both September 30, 2025, and December 31, 2024, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (Prime Loan Swap). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $200.0 million to reduce Busey’s asset sensitivity (SOFR Loan Swaps). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in the fair value of these interest rate swaps were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of
(dollars in thousands)	Location	September 30, 2025	December 31, 2024
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		7.37%	7.62%
Weighted average maturity		3.35 years	4.10 years

SOFR Loan Swaps
Notional amount		$200,000	$200,000
Weighted average rate: receive-fixed		3.78%	3.78%
Weighted average variable 1-month CME Term SOFR pay rates		4.25%	—
Weighted average maturity		4.01 years	4.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$3,617	$—
Gross aggregate fair value of swap liabilities	Other liabilities	15,670	27,770

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(8,010)	$(19,805)
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2025.

(dollars in thousands)	As of September 30, 2025
Unrealized gains (losses) expected to be reclassified from OCI to interest income	$(716)
First Busey Corporation (BUSE) | 60

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest income and interest expense recorded on these swap transactions is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(2,304)	$(2,776)	$(6,629)	$(8,366)
(Increase) decrease in interest expense on swap transactions	—	412	—	1,378
Net increase (decrease) in net interest income on swap transactions	$(2,304)	$(2,364)	$(6,629)	$(6,988)
Net gains (losses) relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$(363)	$7,439	$6,876	$211
(Gain) loss reclassified from OCI to interest income, net of tax	1,721	1,984	4,919	5,981
(Gain) loss reclassified from OCI to interest expense, net of tax	—	(294)	—	(985)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$1,358	$9,129	$11,795	$5,207
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $1.01 billion as of September 30, 2025, and $719.2 million as of December 31, 2024. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
First Busey Corporation (BUSE) | 61

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$521,477	$10,746	$156,539	$1,465
Interest rate swaps: receive-floating, pay-fixed	Other assets	487,107	19,420	562,697	28,854
Derivative assets not designated as hedging instruments		$1,008,584	$30,166	$719,236	$30,319

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$487,107	$19,420	$562,697	$28,854
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	521,477	10,746	156,539	1,465
Derivative liabilities not designated as hedging instruments		$1,008,584	$30,166	$719,236	$30,319
Changes in fair value of these derivative assets and liabilities are included in the Consolidated Statements of Income (Unaudited) and are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$(1,083)	$(9,224)	$(21)	$(3,050)
Receive-floating, pay-fixed	Noninterest expense	1,083	9,224	21	3,050
Net change in fair value of interest rate swaps		$—	$—	$—	$—
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
First Busey Corporation (BUSE) | 62

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between October 2025 and August 2030, and are summarized as follows:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Risk participation agreements purchased
Number of risk participation agreements	12	5
Notional amount	$73,919	$40,092
Fair value	39	5

Risk participation agreements sold
Number of risk participation agreements	12	—
Notional amount	$106,453	$—
Fair value	59	—
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
First Busey Corporation (BUSE) | 63

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$6,515	$132	$2,430	$28
Forward sales commitments	Other assets	4,679	19	3,457	21
Mortgage banking derivative assets		$11,194	$151	$5,887	$49

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$—	$—	$436	$4
Forward sales commitments	Other liabilities	9,290	78	1,955	6
Mortgage banking derivative liabilities		$9,290	$78	$2,391	$10
Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Mortgage revenue	$177	$121	$658	$569
Gains (losses) on forward sales commitments	Mortgage revenue	(14)	(91)	(75)	(165)
Net gains (losses) on mortgage banking derivatives		$163	$30	$583	$404
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
First Busey Corporation (BUSE) | 65

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of September 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$113,605	$—	$113,605
Obligations of states and political subdivisions	—	247,544	—	247,544
Asset-backed securities	—	285,562	—	285,562
Commercial mortgage-backed securities	—	135,981	—	135,981
Residential mortgage-backed securities	—	1,267,576	—	1,267,576
Corporate debt securities	—	48,991	—	48,991
Equity securities	190	15,741	—	15,931
Derivative assets	—	33,934	39	33,973
Derivative liabilities	—	45,914	59	45,973

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$1,400	$—	$1,400
Obligations of states and political subdivisions	—	139,829	—	139,829
Asset-backed securities	—	336,557	—	336,557
Commercial mortgage-backed securities	—	92,174	—	92,174
Residential mortgage-backed securities	—	1,087,210	—	1,087,210
Corporate debt securities	—	153,051	—	153,051
Equity securities	5,567	10,295	—	15,862
Derivative assets	—	30,368	5	30,373
Derivative liabilities	—	58,099	—	58,099
First Busey Corporation (BUSE) | 66

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Beginning Balance		$(45)	$8	$5	$15
Gains (losses) recognized in earnings	Other expense	170	(5)	163	(15)
Purchases		(145)	13	(171)	16
Sales		—	—	24	—
Assumed in acquisition		—	—	(41)	—
Ending Balance		$(20)	$16	$(20)	$16
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
First Busey Corporation (BUSE) | 67

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis:

	As of September 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$19,056	$19,056
OREO and other repossessed assets with subsequent impairment	—	—	2,628	2,628
Bank property held for sale with impairment	—	—	2,099	2,099

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$616	$616
Bank property held for sale with impairment	—	—	2,841	2,841
The following table presents additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of September 30, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$19,056	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-32.2)%
OREO and other repossessed assets with subsequent impairment	2,628	Appraisal of collateral	Appraisal adjustments	-6.6% to -24.1% (-7.0)%
Bank property held for sale with impairment	2,099	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -86.8% (-57.3)%

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$616	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-74.9)%
Bank property held for sale with impairment	2,841	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-51.8)%
First Busey Corporation (BUSE) | 68

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$385,474	$385,474	$697,659	$697,659
Level 2 inputs:
Debt securities held to maturity	784,821	659,471	826,630	675,053
Loans held for sale	8,943	8,993	3,657	3,726
Restricted bank stock	77,006	77,006	49,930	49,930
Accrued interest receivable	79,578	79,578	45,141	45,141
Level 3 inputs:
Portfolio loans, net	13,424,085	13,505,193	7,613,683	7,426,158
Mortgage servicing rights	1,441	5,260	1,304	5,627
Other servicing rights	2,274	2,315	1,482	1,591

Financial liabilities
Level 2 inputs:
Time deposits	$2,433,788	$2,428,428	$1,490,635	$1,481,591
Securities sold under agreements to repurchase	147,152	147,152	155,610	155,610
Long-term borrowings	92,431	92,452	—	—
Junior subordinated debt owed to unconsolidated trusts	77,257	71,478	74,815	67,314
Accrued interest payable	24,355	24,355	21,129	21,129
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	103,283	98,490	227,723	219,043
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
Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$57,098	$32,004	$74,512	$85,586
Dividends on preferred stock	(5,131)	—	(5,286)	—
Net income available to common stockholders	$51,967	$32,004	$69,226	$85,586

Weighted average number of common shares outstanding, basic	89,136,898	57,033,359	82,508,723	56,458,430
Dilutive effect of common stock equivalents:
Options	187	1,714	63	572
SSARs	204,106	—	191,460	—
RSU awards	815,829	655,224	817,169	662,609
PSU awards	32,510	254,365	65,031	264,451
DSU awards	17,204	16,766	15,656	18,390
ESPP	11,648	6,420	11,897	6,847
Weighted average number of common shares outstanding, diluted	90,218,382	57,967,848	83,609,999	57,411,299

Basic earnings per common share	$0.58	$0.56	$0.84	$1.52
Diluted earnings per common share	$0.58	$0.55	$0.83	$1.49
Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive common stock equivalents
Options	—	—	10,071	12,784
RSU awards	—	—	1,498	4,288
PSU awards	298,211	107,065	238,099	103,001
Total anti-dilutive common stock equivalents	298,211	107,065	249,668	120,073
First Busey Corporation (BUSE) | 70

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated:

	Three Months Ended September 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, June 30, 2025	$(125,745)	$(20,198)	$(9,368)	$(155,311)
Unrealized holding gains (losses), net	16,326	—	(363)	15,963
Amounts reclassified from AOCI, net	1	—	1,721	1,722
Amortization of unrecognized losses on securities transferred to held to maturity	—	825	—	825
Balance, September 30, 2025	$(109,418)	$(19,373)	$(8,010)	$(136,801)

	Three Months Ended September 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, June 30, 2024	$(176,246)	$(23,464)	$(20,616)	$(220,326)
Unrealized holding gains (losses), net	39,286	—	7,439	46,725
Amounts reclassified from AOCI, net	8	—	1,690	1,698
Amortization of unrecognized losses on securities transferred to held to maturity	—	990	—	990
Balance, September 30, 2024	$(136,952)	$(22,474)	$(11,487)	$(170,913)
First Busey Corporation (BUSE) | 71

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
Unrealized holding gains (losses), net	44,895	—	6,876	51,771
Amounts reclassified from AOCI, net	11,367	—	4,919	16,286
Amortization of unrecognized losses on securities transferred to held to maturity	—	2,181	—	2,181
Balance, September 30, 2025	$(109,418)	$(19,373)	$(8,010)	$(136,801)

	Nine Months Ended September 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2023	$(176,636)	$(25,473)	$(16,694)	$(218,803)
Unrealized holding gains (losses), net	34,810	—	211	35,021
Amounts reclassified from AOCI, net	4,874	—	4,996	9,870
Amortization of unrecognized losses on securities transferred to held to maturity	—	2,999	—	2,999
Balance, September 30, 2024	$(136,952)	$(22,474)	$(11,487)	$(170,913)
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
Busey Bank has 79 banking centers located throughout Illinois; the St. Louis, Missouri MSA; southwest Florida; Indianapolis, Indiana; the Dallas-Fort Worth MSA; the Kansas City MSA; Wichita Kansas; Oklahoma City and Tulsa Oklahoma; Phoenix and Tucson, Arizona; Denver and Colorado Springs, Colorado; and Clayton, New Mexico.
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
Goodwill and total assets are summarized below by operating segment. The “other” category included in the tables below consists of the parent company and the elimination of intercompany transactions:

	As of September 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$360,223	$14,108	$8,992	$—	$383,323
Total assets	17,972,441	144,882	45,909	25,396	18,188,628

	As of December 31, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$310,595	$14,108	$8,992	$—	$333,695
Total assets	11,856,651	126,180	57,737	6,154	12,046,722
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized below:
First Busey Corporation (BUSE) | 73

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$244,504	$—	$—	$1	$244,505
Intersegment interest income	—	—	16	(16)	—
Interest expense	86,524	—	—	2,844	89,368
Intersegment interest expense	951	—	—	(951)	—
Net interest income	157,029	—	16	(1,908)	155,137
Provision for credit losses	(985)	—	—	—	(985)
Net interest income after provision for credit losses	158,014	—	16	(1,908)	156,122

Noninterest income
Wealth management fees	—	17,184	—	—	17,184
Payment technology solutions	—	—	5,092	—	5,092
Treasury management services	4,598	—	—	—	4,598
Card services and ATM fees	4,799	—	—	—	4,799
Other service charges on deposit accounts	1,617	—	—	—	1,617
All other noninterest income	5,957	183	(4)	1,772	7,908
Intersegment noninterest income	564	—	443	(1,007)	—
Noninterest income	17,535	17,367	5,531	765	41,198

Revenue	174,564	17,367	5,547	(1,143)	196,335

Noninterest expense
Salaries, wages, and employee benefits	53,264	7,576	2,620	10,685	74,145
Data processing	8,062	658	931	63	9,714
Amortization of intangible assets	4,292	215	—	—	4,507
Interchange expense	—	—	1,336	—	1,336
All other noninterest expense	26,706	562	674	2,374	30,316
Intersegment noninterest expense	4,346	885	404	(5,635)	—
Noninterest expense	96,670	9,896	5,965	7,487	120,018

Income (loss) before income taxes	78,879	7,471	(418)	(8,630)	77,302
Income taxes	21,283	1,793	(112)	(2,760)	20,204
Net income	$57,596	$5,678	$(306)	$(5,870)	$57,098
First Busey Corporation (BUSE) | 74

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$134,598	$—	$—	$8	$134,606
Intersegment interest income	—	—	12	(12)	—
Interest expense	47,611	—	—	4,348	51,959
Intersegment interest expense	457	—	—	(457)	—
Net interest income	86,530	—	12	(3,895)	82,647
Provision for credit losses	409	—	—	—	409
Net interest income after provision for credit losses	86,121	—	12	(3,895)	82,238

Noninterest income
Wealth management fees	—	15,378	—	—	15,378
Payment technology solutions	—	—	5,265	—	5,265
Treasury management services	2,201	—	—	—	2,201
Card services and ATM fees	3,557	—	—	—	3,557
Other service charges on deposit accounts	2,390	—	—	—	2,390
All other noninterest income	5,431	791	(1)	833	7,054
Intersegment noninterest income	372	—	286	(658)	—
Noninterest income	13,951	16,169	5,550	175	35,845

Revenue	100,481	16,169	5,562	(3,720)	118,492

Noninterest expense
Salaries, wages, and employee benefits	29,615	6,606	2,357	6,015	44,593
Data processing	5,298	544	938	130	6,910
Amortization of intangible assets	2,268	280	—	—	2,548
Interchange expense	—	—	1,352	—	1,352
All other noninterest expense	16,273	573	639	2,631	20,116
Intersegment noninterest expense	2,879	774	361	(4,014)	—
Noninterest expense	56,333	8,777	5,647	4,762	75,519

Income (loss) before income taxes	43,739	7,392	(85)	(8,482)	42,564
Income taxes	10,518	1,774	(24)	(1,708)	10,560
Net income	$33,221	$5,618	$(61)	$(6,774)	$32,004
First Busey Corporation (BUSE) | 75

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$658,760	$—	$—	$6	$658,766
Intersegment interest income	—	—	46	(46)	—
Interest expense	235,288	—	—	11,427	246,715
Intersegment interest expense	2,308	—	—	(2,308)	—
Net interest income	421,164	—	46	(9,159)	412,051
Provision for credit losses	50,308	—	—	—	50,308
Net interest income after provision for credit losses	370,856	—	46	(9,159)	361,743

Noninterest income
Wealth management fees	—	51,325	—	—	51,325
Payment technology solutions	—	—	15,121	—	15,121
Treasury management services	12,596	—	—	—	12,596
Card services and ATM fees	13,388	—	—	—	13,388
Other service charges on deposit accounts	4,663	—	—	—	4,663
All other noninterest income	2,134	594	(6)	7,469	10,191
Intersegment noninterest income	1,232	—	1,217	(2,449)	—
Noninterest income	34,013	51,919	16,332	5,020	107,284

Revenue	455,177	51,919	16,378	(4,139)	519,335

Noninterest expense
Salaries, wages, and employee benefits	157,237	21,713	7,952	33,166	220,068
Data processing	28,392	1,873	2,790	255	33,310
Amortization of intangible assets	11,497	685	—	—	12,182
Interchange expense	—	—	3,976	—	3,976
All other noninterest expense	72,693	1,889	2,009	13,754	90,345
Intersegment noninterest expense	14,167	2,443	1,133	(17,743)	—
Noninterest expense	283,986	28,603	17,860	29,432	359,881

Income (loss) before income taxes	120,883	23,316	(1,482)	(33,571)	109,146
Income taxes	37,142	5,596	(393)	(7,711)	34,634
Net income	$83,741	$17,720	$(1,089)	$(25,860)	$74,512

First Busey Corporation (BUSE) | 76

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$392,336	$—	$—	$29	$392,365
Intersegment interest income	324	—	37	(361)	—
Interest expense	138,060	—	—	13,272	151,332
Intersegment interest expense	2,109	—	—	(2,109)	—
Net interest income	252,491	—	37	(11,495)	241,033
Provision for credit losses	6,677	—	—	—	6,677
Net interest income after provision for credit losses	245,814	—	37	(11,495)	234,356

Noninterest income
Wealth management fees	—	46,844	—	—	46,844
Payment technology solutions	—	—	16,889	—	16,889
Treasury management services	6,247	—	—	—	6,247
Card services and ATM fees	9,947	—	—	—	9,947
Other service charges on deposit accounts	7,059	—	—	—	7,059
All other noninterest income	15,414	1,145	(1)	917	17,475
Intersegment noninterest income	1,004	—	812	(1,816)	—
Noninterest income	39,671	47,989	17,700	(899)	104,461

Revenue	292,162	47,989	17,737	(12,394)	345,494

Noninterest expense
Salaries, wages, and employee benefits	87,358	19,831	7,277	15,695	130,161
Data processing	15,742	1,591	2,790	437	20,560
Amortization of intangible assets	6,705	881	—	—	7,586
Interchange expense	—	—	4,696	—	4,696
All other noninterest expense	49,954	2,079	1,822	6,014	59,869
Intersegment noninterest expense	8,605	2,322	1,081	(12,008)	—
Noninterest expense	168,364	26,704	17,666	10,138	222,872

Income (loss) before income taxes	117,121	21,285	71	(22,532)	115,945
Income taxes	30,711	5,108	18	(5,478)	30,359
Net income	$86,410	$16,177	$53	$(17,054)	$85,586
First Busey Corporation (BUSE) | 77

FIRST BUSEY CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and nine months ended September 30, 2025, and should be read in conjunction with Busey’s Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as Busey’s 2024 Annual Report.
BUSINESS
First Busey Corporation is an $18.19 billion financial holding company headquartered in Leawood, Kansas. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE,” and its preferred stock is traded on The Nasdaq Global Select Market under the symbol “BUSEP.”
Busey provides a full range of banking, wealth management, and payment technology solutions to individuals and corporate clients through its subsidiaries, Busey Bank and FirsTech.
Banking Center Markets
Busey Bank, headquartered in Champaign, Illinois, serves the banking needs of its customers through 79 banking centers located across six regions spanning 10 states.

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
Busey’s Midwest Region
Busey Bank serves the central Illinois banking market with 21 banking centers. The economy of central Illinois is agriculture-based, with a prominent presence of manufacturing and services industries. These industries, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
Busey Bank has one banking center in the Indianapolis, Indiana, area, which is the most populous city of Indiana with a diverse economy, due in part to it serving as the headquarters of many large corporations. Its strategic location and infrastructure have fostered steady economic performance, positioning Busey to meet the financial needs of both retail and commercial clients.
Busey’s Central Region
Busey Bank serves the Kansas City MSA with three banking centers, including two locations in Leawood, Kansas and one in Kansas City, Missouri. The Kansas City MSA is a diverse and economically vibrant region, supported by industries such as healthcare, financial services, manufacturing, and transportation. Leawood is known for its desirable residential communities and concentration of corporate offices and financial institutions, while the Missouri location provides connectivity to the area’s broader commercial and industrial base. Together, these banking centers position Busey to serve a wide range of consumer and business clients across one of the Midwest’s most dynamic metropolitan regions.
Busey Bank operates one banking center in Wichita, Kansas, the state’s largest city and a key regional economic hub. Wichita’s economy is anchored by its leadership in aviation, aerospace engineering, and manufacturing, along with growing healthcare and education footprints that contribute to a stable employment base and expanding residential development. Busey’s presence in Wichita enables Busey Bank to serve a diverse mix of consumer and commercial clients in a market known for its industrial strength and community resilience.
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
First Busey Corporation (BUSE) | 79

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Busey’s Texas Region
Busey Bank operates four banking centers across the Dallas-Fort Worth MSA, including locations in Dallas, Frisco, and Fort Worth, Texas. The Dallas-Fort Worth MSA is the most populous metropolitan area in the southern United States, and serves as a key business and financial hub with a diverse economy spanning technology, healthcare, telecommunications, and logistics. The region’s rapid population growth, entrepreneurial energy, and deep talent pool have created strong demand for housing and commercial expansion, aligning well with Busey’s financial services model.
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
Busey Bank has three banking centers in Colorado, located in Denver and Colorado Springs. Denver stands out as a major economic center with thriving industries in technology, energy, and financial services, while Colorado Springs offers a more suburban environment anchored by defense, aerospace, and healthcare sectors. Both cities have experienced consistent population growth and infrastructure investment, creating opportunities for Busey to serve a dynamic customer base.
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
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit franchise is a critical value driver of the institution. Busey remains substantially core deposit1 funded, with robust liquidity and significant market share in the communities it serves. As of September 30, 2025, Busey’s loan to deposit ratio was 90.2% and core deposits represented 93.8% of total deposits. Furthermore, Busey has sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
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
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. As of September 30, 2025, Busey’s leverage ratio of Tier 1 capital to average assets was 11.6%, its common equity Tier 1 capital to risk weighted assets ratio was 12.3%, and its total capital to risk weighted assets ratio was 15.9%.
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
First Busey Corporation (BUSE) | 80

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Mergers and Acquisitions
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst and its wholly-owned subsidiary, CrossFirst Bank. This partnership creates a premier commercial bank with 79 full-service locations across 10 states.
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
RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Net Income
Results of Busey’s operations, by operating segment, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income
Banking	$57,596	$33,221	$83,741	$86,410
Wealth Management	5,678	5,618	17,720	16,177
FirsTech	(306)	(61)	(1,089)	53
Other	(5,870)	(6,774)	(25,860)	(17,054)
Net income	$57,098	$32,004	$74,512	$85,586
First Busey Corporation (BUSE) | 81

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Non-GAAP Adjusting Items and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related expenses, restructuring charges, and nonrecurring strategic events, as adjustments to net income reported under GAAP. We also adjust for net securities gains and losses to align with industry and research analyst reporting. The objective of our presentation of adjusted earnings and adjusted earnings metrics is to allow investors and analysts to more clearly identify quarterly trends in core earnings performance. Pre-tax non-GAAP adjustments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Pre-tax non-GAAP adjusting items by income/expense category
Realized net (gains) losses on the sale of mortgage servicing rights	$—	$18	$—	$(7,724)
Net securities (gains) losses	288	(822)	10,059	5,906
Other noninterest income	44	—	44	—
Provision for credit losses	—	—	49,602	—
Salaries, wages, and employee benefits	5,610	73	33,045	1,333
Data processing	424	90	6,690	534
Net occupancy expense of premises	9	—	9	5
Furniture and equipment expenses	66	27	67	88
Professional fees	358	1,371	7,969	1,908
Other noninterest expense	740	374	2,053	687
Total pre-tax non-GAAP adjustments	$7,539	$1,131	$109,538	$2,737

Non-GAAP adjusting items by business objective
Balance sheet repositioning[1]	$—	$18	$—	$(7,724)
Net securities (gains) losses[1]	288	(822)	$10,059	5,906
Initial provision for credit losses[2]	—	—	$49,602	—
Other acquisition (income) expenses[3]	7,251	1,935	49,877	4,432
Restructuring expenses[4]	—	—	—	123
Total pre-tax non-GAAP adjustments	$7,539	$1,131	$109,538	$2,737
___________________________________________
1.During the nine months ended September 30, 2024, Busey executed a two-part balance sheet repositioning strategy in which it sold mortgage servicing rights on approximately $923.5 million of one-to-four family mortgage loans for a pre-tax gain of $7.7 million and sold available-for-sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million.
2.During the nine months ended September 30, 2025, in connection with the CrossFirst acquisition, Busey’s recorded expense for the initial provision for credit losses consisting of a Day 2 provision for loan losses of $42.4 million, a Day 2 provision for unfunded commitments of $3.1 million, and an adjustment to the initial provision for unfunded commitments of $4.0 million that was recorded based on revised estimates resulting from implementation of a new CECL model.
3.Other acquisition expenses related to the acquisition of CrossFirst, which was completed on March 1, 2025, and the acquisition of M&M, which was completed on April 1, 2024.
4.Restructuring expenses were related to previously disclosed restructuring and efficiency plans.
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
First Busey Corporation (BUSE) | 82

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net income (GAAP)	$57,098	$32,004	$74,512	$85,586
Adjusted net income (Non-GAAP)[1,2]	$62,496	$32,928	$159,788	$89,161

Net income available to common stockholders (GAAP)	$51,967	$32,004	$69,226	$85,586
Adjusted net income available to common stockholders (Non-GAAP)[1]	$57,365	$32,928	$154,502	$89,161

Diluted earnings per common share (GAAP)	$0.58	$0.55	$0.83	$1.49
Adjusted diluted earnings per common share (Non-GAAP)[1,2]	$0.64	$0.57	$1.85	$1.55

Return on average assets (Non-GAAP)[1,3]	1.21%	1.06%	0.57%	0.95%
Adjusted return on average assets (Non-GAAP)[1,2,3]	1.33%	1.09%	1.22%	0.99%

Return on average tangible common equity (Non-GAAP)[1,3]	11.96%	12.80%	5.63%	11.94%
Adjusted return on average tangible common equity (Non-GAAP)[1,2,3]	13.20%	13.17%	12.56%	12.43%

Pre-provision net revenue (Non-GAAP)[1,4]	$76,605	$42,151	$169,513	$128,528
Adjusted pre-provision net revenue (Non-GAAP)[1,4]	$83,856	$44,104	$219,390	$125,359

Pre-provision net revenue to average total assets (Non-GAAP)[1,3,4]	1.63%	1.40%	1.29%	1.43%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,3,4]	1.78%	1.46%	1.67%	1.39%
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
First Busey Corporation (BUSE) | 84

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$489,730	$5,487	4.45%	$389,005	$5,092	5.21%
Investment securities:
U.S. Government obligations	113,825	1,434	5.00%	2,053	24	4.65%
Obligations of states and political subdivisions[1]	241,561	2,697	4.43%	151,586	1,077	2.83%
Other securities	2,608,081	20,097	3.06%	2,512,630	17,045	2.70%
Restricted bank stock	77,041	871	4.49%	6,134	106	6.87%
Loans held for sale	9,895	155	6.21%	11,539	187	6.45%
Portfolio loans[1,2]	13,732,229	214,552	6.20%	7,869,798	111,471	5.63%
Total interest-earning assets[1,3]	17,272,362	$245,293	5.63%	10,942,745	$135,002	4.91%

Cash and due from banks	173,921			113,122
Premises and equipment	184,113			121,296
ACL	(184,680)			(86,213)
Other assets	1,216,733			916,752
Total assets	$18,662,449			$12,007,702

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,256,326	$16,208	1.97%	$2,485,443	$11,734	1.88%
Savings and money market deposits	6,199,404	44,361	2.84%	3,294,396	20,198	2.44%
Time deposits	2,545,749	24,042	3.75%	1,517,082	14,702	3.86%
Federal funds purchased and repurchase agreements	150,260	976	2.58%	132,688	981	2.94%
Borrowings[4]	189,432	2,380	4.98%	227,136	3,207	5.62%
Junior subordinated debt issued to unconsolidated trusts	77,211	1,401	7.20%	74,714	1,137	6.05%
Total interest-bearing liabilities	12,418,382	$89,368	2.86%	7,731,459	$51,959	2.67%

Net interest spread[1]			2.77%			2.24%

Noninterest-bearing deposits	3,578,164			2,706,858
Other liabilities	239,995			205,008
Stockholders’ equity	2,425,908			1,364,377
Total liabilities and stockholders’ equity	$18,662,449			$12,007,702

Interest income / earning assets[1,3]	$17,272,362	$245,293	5.63%	$10,942,745	$135,002	4.91%
Interest expense / earning assets	17,272,362	89,368	2.05%	10,942,745	51,959	1.89%
Net interest margin[1]		$155,925	3.58%		$83,043	3.02%
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
3.Interest income includes tax-equivalent adjustments of $0.8 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 85

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$629,137	$20,532	4.36%	$371,472	$14,590	5.25%
Investment securities:
U.S. Government obligations	90,768	3,383	4.98%	6,805	139	2.73%
Obligations of states and political subdivisions[1]	225,549	6,919	4.10%	155,213	3,292	2.83%
Other securities	2,627,408	58,504	2.98%	2,607,844	53,994	2.77%
Restricted bank stock	62,275	2,173	4.67%	6,337	291	6.13%
Loans held for sale	6,770	312	6.16%	8,585	417	6.49%
Portfolio loans[1,2]	12,484,515	569,059	6.09%	7,826,741	320,889	5.48%
Total interest-earning assets[1,3]	16,126,422	$660,882	5.48%	10,982,997	$393,612	4.79%

Cash and due from banks	167,752			109,507
Premises and equipment	169,085			122,178
ACL	(170,863)			(90,497)
Other assets	1,242,248			916,229
Total assets	$17,534,644			$12,040,414

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,032,978	$42,424	1.87%	$2,467,803	$32,550	1.76%
Savings and money market deposits	5,681,287	117,735	2.77%	3,213,521	55,332	2.30%
Time deposits	2,494,470	69,911	3.75%	1,611,560	46,429	3.85%
Federal funds purchased and repurchase agreements	145,711	2,738	2.51%	151,835	3,393	2.98%
Borrowings[4]	256,196	9,759	5.09%	244,359	10,443	5.71%
Junior subordinated debt issued to unconsolidated trusts	76,659	4,148	7.23%	73,789	3,185	5.77%
Total interest-bearing liabilities	11,687,301	$246,715	2.82%	7,762,867	$151,332	2.60%

Net interest spread[1]			2.66%			2.19%

Noninterest-bearing deposits	3,387,621			2,743,777
Other liabilities	242,735			209,651
Stockholders’ equity	2,216,987			1,324,119
Total liabilities and stockholders’ equity	$17,534,644			$12,040,414

Interest income / earning assets[1,3]	$16,126,422	$660,882	5.48%	$10,982,997	$393,612	4.79%
Interest expense / earning assets	16,126,422	246,715	2.05%	10,982,997	151,332	1.84%
Net interest margin[1]		$414,167	3.43%		$242,280	2.95%
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
3.Interest income includes tax-equivalent adjustments of $2.1 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 86

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Notable changes in average assets and average liabilities are summarized as follows:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Average interest-earning assets	$17,272,362	$10,942,745	$6,329,617	57.8%
Average interest-bearing liabilities	12,418,382	7,731,459	4,686,923	60.6%
Average noninterest-bearing deposits	3,578,164	2,706,858	871,306	32.2%

Total average deposits	15,579,643	10,003,779	5,575,864	55.7%
Total average liabilities	16,236,541	10,643,325	5,593,216	52.6%

Average noninterest-bearing deposits as a percent of total average deposits	23.0%	27.1%	(410) bps
Total average deposits as a percent of total average liabilities	96.0%	94.0%	200 bps

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Average interest-earning assets	$16,126,422	$10,982,997	$5,143,425	46.8%
Average interest-bearing liabilities	11,687,301	7,762,867	3,924,434	50.6%
Average noninterest-bearing deposits	3,387,621	2,743,777	643,844	23.5%

Total average deposits	14,596,356	10,036,661	4,559,695	45.4%
Total average liabilities	15,317,657	10,716,295	4,601,362	42.9%

Average noninterest-bearing deposits as a percent of total average deposits	23.2%	27.3%	(410) bps
Total average deposits as a percent of total average liabilities	95.3%	93.7%	160 bps
First Busey Corporation (BUSE) | 87

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Changes in net interest income and net interest margin are summarized as follows:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$245,293	$135,002	$110,291	81.7%
Interest expense	(89,368)	(51,959)	(37,409)	(72.0)%
Net interest income, on a tax-equivalent basis[1]	$155,925	$83,043	$72,882	87.8%

Net interest margin[1,2]	3.58%	3.02%	56 bps

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$660,882	$393,612	$267,270	67.9%
Interest expense	(246,715)	(151,332)	(95,383)	(63.0)%
Net interest income, on a tax-equivalent basis[1]	$414,167	$242,280	$171,887	70.9%

Net interest margin[1,2]	3.43%	2.95%	48 bps
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
Busey continues to evaluate and execute off-balance sheet hedging and balance sheet strategies as well as embedding rate protection in our asset originations to provide stabilization to net interest income in lower rate environments. Stability in core deposit balances, as well as retail time deposit and savings specials, have continued to provide sufficient funding flows to allow intentional runoff of brokered and high-cost, non-relationship funding. During the three months ended September 30, 2025, Busey executed a strategic targeted reduction of $794.6 million high-cost, non-relationship deposits bearing a weighted average cost of 4.45%, including $228.2 million of brokered deposits.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest spread[1]	2.77%	2.24%	2.66%	2.19%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
Annualized net interest margins for the quarterly periods indicated were as follows:

	2025	2024
First Quarter	3.16%	2.79%
Second Quarter	3.49%	3.03%
Third Quarter	3.58%	3.02%
Fourth Quarter		2.95%
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
Noninterest Income
Changes in noninterest income are summarized as follows:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest income
Wealth management and payment technology income:
Wealth management fees	$17,184	$15,378	$1,806	11.7%
Payment technology solutions	5,092	5,265	(173)	(3.3)%
Combined, wealth management fees and payment technology solutions	22,276	20,643	1,633	7.9%

Treasury management services	4,598	2,201	2,397	108.9%
Card services and ATM fees	4,799	3,557	1,242	34.9%
Other service charges on deposit accounts	1,617	2,390	(773)	(32.3)%
Mortgage revenue	657	355	302	85.1%
Income on bank owned life insurance	1,623	1,189	434	36.5%
Realized net gains (losses) on the sale of mortgage servicing rights	—	(18)	18	100.0%

Securities income:
Realized net gains (losses) on securities	(13)	(11)	(2)	(18.2)%
Unrealized net gains (losses) recognized on equity securities	(275)	833	(1,108)	(133.0)%
Net securities gains (losses)	(288)	822	(1,110)	(135.0)%

Other noninterest income	5,916	4,706	1,210	25.7%
Total noninterest income	$41,198	$35,845	$5,353	14.9%
First Busey Corporation (BUSE) | 89

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest income
Wealth management and payment technology solutions income:
Wealth management fees	$51,325	$46,844	$4,481	9.6%
Payment technology solutions	15,121	16,889	(1,768)	(10.5)%
Combined, wealth management fees and payment technology solutions	66,446	63,733	2,713	4.3%

Treasury management services	12,596	6,247	$6,349	101.6%
Card services and ATM fees	13,388	9,947	$3,441	34.6%
Other service charges on deposit accounts	4,663	7,059	$(2,396)	(33.9)%
Mortgage revenue	1,762	1,579	183	11.6%
Income on bank owned life insurance	4,814	4,050	764	18.9%
Realized net gains (losses) on the sale of mortgage servicing rights	—	7,724	(7,724)	(100.0)%

Securities income:
Realized net gains (losses) on securities	(15,549)	(6,817)	(8,732)	(128.1)%
Unrealized net gains (losses) recognized on equity securities	5,490	911	4,579	502.6%
Net securities gains (losses)	(10,059)	(5,906)	(4,153)	(70.3)%

Other noninterest income	13,674	10,028	3,646	36.4%
Total noninterest income	$107,284	$104,461	$2,823	2.7%

Assets under care as of period end	$14,959,317	$13,690,374	$1,268,943	9.3%
Total noninterest income was $41.2 million for the three months ended September 30, 2025, an increase of 14.9% from the comparable period in 2024, as we benefit from the CrossFirst acquisition and extend services into new markets. Total noninterest income was $107.3 million for the nine months ended September 30, 2025, an increase of 2.7% from the comparable period in 2024. The nine months ended September 30, 2025, includes seven months of income from the CrossFirst acquisition, offset by net securities losses that were recorded in the first quarter of 2025 in connection with a strategic balance sheet repositioning. Additionally, the prior year included $7.7 million of realized net gains on the sale of mortgage servicing rights, which was not repeated in the current year.
Wealth management fees were $17.2 million for the three months ended September 30, 2025, an 11.7% increase from the comparable period in 2024, and were $51.3 million for the nine months ended September 30, 2025, a 9.6% increase from the comparable period for 2024, primarily due to increases in trust fee income. On a segment basis, Busey’s Wealth Management division contributed $17.4 million, or 42.2%, of Busey’s noninterest income for the three months ended September 30, 2025, which included approximately $0.2 million reported as other noninterest income, and contributed $51.9 million, or 48.4%, of Busey’s noninterest income for the nine months ended September 30, 2025, which included approximately $0.6 million reported as other noninterest income. Busey’s Wealth Management division ended the third quarter of 2025 with $14.96 billion in assets under care, an increase of 9.3% compared to the balance on September 30, 2024. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
First Busey Corporation (BUSE) | 90

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Payment technology solutions relates to Busey’s payment processing company, FirsTech. Income from payment technology solutions was $5.1 million for the three months ended September 30, 2025, a 3.3% decrease from the comparable period in 2024, and was $15.1 million for the nine months ended September 30, 2025, a 10.5% decrease from the comparable period in 2024, primarily due to decreases in income from online bill payments. On a segment basis, FirsTech contributed $5.5 million, or 13.4%, of Busey’s noninterest income for the three months ended September 30, 2025, and $16.3 million, or 15.2%, of Busey’s noninterest income for the nine months ended September 30, 2025.
Combined, noninterest income from wealth management fees and payment technology solutions represented 54.1% and 61.9% of Busey’s noninterest income for the three and nine months ended September 30, 2025, respectively, providing a complement to spread-based revenue from traditional banking activities.
Treasury management services consist primarily of business analysis charges and wire transfer fees on commercial accounts. Income from treasury management services increased by 108.9% and 101.6% compared to the three and nine months ended September 30, 2024, respectively, due to the addition of CrossFirst commercial services.
Card services and ATM fees, which include both commercial and consumer accounts, increased by 34.9% and 34.6% compared to the three and nine months ended September 30, 2024, respectively, primarily due to addition of CrossFirst corporate card services.
Other service charges on deposit accounts were $1.6 million for the three months ended September 30, 2025, a 32.3% decline from the comparable period in 2024, and were $4.7 million for the nine months ended September 30, 2025, a decline of 33.9% from the comparable period in 2024. Declines were largely related to lower non-sufficient fund charges, reflecting changes Busey made to its fee structure in 2025.
Mortgage revenue was $0.7 million for the three months ended September 30, 2025, an 85.1% increase from the comparable period in 2024, and was $1.8 million for the nine months ended September 30, 2025, an 11.6% increase from the comparable period in 2024. General economic conditions and interest rate volatility may impact future mortgage revenue.
Income on bank owned life insurance was $1.6 million for the three months ended September 30, 2025, a 36.5% increase from the comparable period in 2024, as a result of a $0.5 million increase in the cash surrender value of the policies, partially offset by a $0.1 million decrease in earnings on death proceeds. Income on bank owned life insurance was $4.8 million for the nine months ended September 30, 2025, an 18.9% increase from the comparable period in 2024, as a result of a $1.3 million increase in the cash surrender value of the policies, partially offset by a $0.5 million decrease in earnings on death proceeds.
During the nine months ended September 30, 2025, Busey did not record any realized gains on the sale of mortgage servicing rights. In comparison, during the nine months ended September 30, 2024, Busey recognized a $7.7 million gain on the sale of mortgage servicing rights in connection with a strategic two-part balance sheet repositioning. For more information, see “Busey executed a two-part balance sheet repositioning strategy” in the Management Discussion and Analysis included in Busey’s Quarterly Report for the first quarter of 2024, filed with the SEC on May 7, 2024.
Net securities losses were $0.3 million for the three months ended September 30, 2025, a decrease from the net securities gains from the comparable period in 2024. Net securities losses of $10.1 million during the nine months ended September 30, 2025, were greater than the net securities losses realized during the comparable period in 2024. Losses for the nine months ended September 30, 2025, were comprised of $15.5 million of realized net losses on securities associated with a strategic balance sheet repositioning in the first quarter of 2025, partially offset by second quarter unrealized net gains on Busey’s approximately 3% equity ownership of a financial institution that was the target of an announced acquisition at a significant market premium.
Other noninterest income was $5.9 million for the three months ended September 30, 2025, a 25.7% increase from the comparable period in 2024, and was $13.7 million for the nine months ended September 30, 2025, a 36.4% increase from the comparable period in 2024. Increases were primarily attributable to fluctuations in income recognized on private equity investments, commercial loan servicing income, swap origination fees, and syndication fees.
First Busey Corporation (BUSE) | 91

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Noninterest Expense
Changes in noninterest expense are summarized as follows:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$74,145	$44,593	$29,552	66.3%
Data processing	9,714	6,910	2,804	40.6%

Premises expenses:
Net occupancy expense of premises	7,982	4,633	3,349	72.3%
Furniture and equipment expenses	2,143	1,647	496	30.1%
Combined, net occupancy expense of premises and furniture and equipment expenses	10,125	6,280	3,845	61.2%

Professional fees	2,931	3,118	(187)	(6.0)%
Amortization of intangible assets	4,507	2,548	1,959	76.9%
Interchange expense	1,336	1,352	(16)	(1.2)%
FDIC insurance	3,151	1,413	1,738	123.0%
Other noninterest expense	14,109	9,305	4,804	51.6%
Total noninterest expense	$120,018	$75,519	$44,499	58.9%

Income taxes	$20,204	$10,560	$9,644	91.3%
Effective income tax rate	26.1%	24.8%	130 bps

Efficiency ratio (Non-GAAP)[1]	58.5%	61.8%	(330) bps
Adjusted efficiency ratio (Non-GAAP)[1]	54.9%	60.2%	(530) bps
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 92

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$220,068	$130,161	$89,907	69.1%
Data processing	33,310	20,560	12,750	62.0%

Premises expenses:
Net occupancy expense of premises	21,613	13,943	7,670	55.0%
Furniture and equipment expenses	6,296	5,155	1,141	22.1%
Combined, net occupancy expense of premises and furniture and equipment expenses	27,909	19,098	8,811	46.1%

Professional fees	15,316	7,866	7,450	94.7%
Amortization of intangible assets	12,182	7,586	4,596	60.6%
Interchange expense	3,976	4,696	(720)	(15.3)%
FDIC insurance	7,742	4,273	3,469	81.2%
Other noninterest expense	39,378	28,632	10,746	37.5%
Total noninterest expense	$359,881	$222,872	$137,009	61.5%

Income taxes	$34,634	$30,359	$4,275	14.1%
Effective income tax rate	31.7%	26.2%	550 bps

Efficiency ratio (Non-GAAP)[1]	65.4%	61.1%	430 bps
Adjusted efficiency ratio (Non-GAAP)[1]	56.0%	61.1%	(510) bps

Full-time equivalent associates as of period-end	1,922	1,510	412	27.3%
___________________________________________
1.The efficiency ratio and adjusted efficiency ratio are non-GAAP financial measures. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
Total noninterest expense was $120.0 million for the three months ended September 30, 2025, a 58.9% increase from the comparable period in 2024. Total noninterest expense was $359.9 million for the nine months ended September 30, 2025, a 61.5% increase from the comparable period in 2024. Growth in noninterest expense was primarily attributable to acquisition and restructuring expenses related to the CrossFirst acquisition, added costs for operating expenses for two banks from March 1, 2025, until the banks were merged on June 20, 2025, and increased expenses associated with Busey’s larger organization and expanded branch network. Acquisition and restructuring expenses contributed $7.2 million to total noninterest expense for the three months ended September 30, 2025, compared to $1.9 million for the comparable period in 2024. Acquisition and restructuring expenses contributed $49.8 million to total noninterest expense for the nine months ended September 30, 2025, compared to $4.6 million for the comparable period in 2024.
Annual pre-tax expense synergy estimates resulting from the CrossFirst acquisition remain on track at $25.0 million. Busey anticipates a 50% rate of synergy realization in 2025 and 100% in 2026.
First Busey Corporation (BUSE) | 93

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Salaries, wages, and employee benefits were $74.1 million for the three months ended September 30, 2025, a 66.3% increase from the comparable period in 2024 and were $220.1 million for the nine months ended September 30, 2025, a 69.1% increase from the comparable period in 2024. Acquisition and restructuring expenses were $5.6 million and $33.0 million for the three and nine months ended September 30, 2025, respectively, with additional severance, retention, and stock-based compensation expenses related to the CrossFirst acquisition. Further, in connection with the CrossFirst acquisition in March and the addition of 16 banking centers, Busey’s workforce expanded, with a net addition of 412 full-time equivalent associates over the past year.
Data processing expense was $9.7 million for the three months ended September 30, 2025, a 40.6% increase from the comparable period in 2024. Excluding acquisition and restructuring expenses, data processing expense was $9.3 million for the three months ended September 30, 2025, a 36.2% increase from the comparable period in 2024. Data processing expense was $33.3 million for the nine months ended September 30, 2025, a 62.0% increase from the comparable period in 2024. Excluding acquisition and restructuring expenses, data processing expense was $26.6 million for the nine months ended September 30, 2025, a 32.9% increase from the comparable period in 2024. Busey has continued to make investments in technology and has also experienced inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $10.1 million for the three months ended September 30, 2025, a 61.2% increase from the comparable period in 2024, and $27.9 million for the nine months ended September 30, 2025, a 46.1% increase from the comparable period in 2024. The CrossFirst acquisition added 16 banking centers. Further, on August 18, 2025, Busey opened its second Denver service center, located in the Cherry Creek North neighborhood. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees were $2.9 million for the three months ended September 30, 2025, a 6.0% decrease from the comparable period in 2024. Excluding acquisition and restructuring expenses of $0.4 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, professional fees for the three months ended September 30, 2025, were 47.3% higher than the comparable period in 2024. Professional fees were $15.3 million for the nine months ended September 30, 2025, a 94.7% increase from the comparable period in 2024. Excluding acquisition and restructuring expenses of $8.0 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively, professional fees for the nine months ended September 30, 2025, were 23.3%, higher than the comparable period in 2024. Changes in professional fees were primarily related to legal, audit and accounting, and consulting expenses.
Amortization of intangible assets was $4.5 million for the three months ended September 30, 2025, a 76.9% increase from the comparable period in 2024, and $12.2 million for the nine months ended September 30, 2025, a 60.6% increase from the comparable period for 2024. The CrossFirst acquisition added an estimated $81.8 million of finite-lived intangible assets with amortization of $2.3 million and $5.5 million during the three and nine months ended September 30, 2025, respectively. Busey uses an accelerated amortization methodology.
Interchange expense was $1.3 million for the three months ended September 30, 2025, a 1.2% decrease from the comparable period in 2024, and was $4.0 million for the nine months ended September 30, 2025, a 15.3% decrease from the comparable period in 2024. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense was $3.2 million for the three months ended September 30, 2025, a 123.0% increase from the comparable period in 2024, and $7.7 million for the nine months ended September 30, 2025, an 81.2% increase from the comparable period in 2024. Additional FDIC insurance assessments were the result of Busey’s growth in average assets in connection with the CrossFirst acquisition.
First Busey Corporation (BUSE) | 94

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Other noninterest expense was $14.1 million for the three months ended September 30, 2025, a 51.6% increase from the comparable period in 2024, and was $39.4 million for the nine months ended September 30, 2025, a 37.5% increase from the comparable period in 2024. Increases in other noninterest expense are attributable to multiple items, including marketing, business development, and supplies, as well as increases in acquisition and restructuring expenses of $0.4 million and $1.4 million compared to the three and nine months ended September 30, 2024, respectively.
Efficiency Ratio
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 58.5% for the three months ended September 30, 2025, compared to 61.8% for the same period in 2024, and was 65.4% for the nine months ended September 30, 2025, compared to 61.1% for the same period in 2024.
Busey’s adjusted efficiency ratio2 was 54.9% for the three months ended September 30, 2025, compared to 60.2% for the same period in 2024, and was 56.0% for the nine months ended September 30, 2025, compared to 61.1% for the same period in 2024.
Taxes
Busey’s effective income tax rate of 26.1% for the three months ended September 30, 2025, aligning with a combined federal and state statutory rate of approximately 26%. Busey’s effective income tax rate of 31.7% for the nine months ended September 30, 2025, was impacted by the remeasurement of deferred tax assets acquired in the CrossFirst acquisition, discrete adjustments related to equity award vestings, and other non-recurring adjustments.
Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of September 30, 2025, Busey Bank was under examination by the Florida Department of Revenue for its 2020 to 2022 corporate income tax filings and by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
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
First Busey Corporation (BUSE) | 95

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024	Change	% Change
Assets
Debt securities available for sale	$2,099,259	$1,810,221	$289,038	16.0%
Debt securities held to maturity	784,821	826,630	(41,809)	(5.1)%
Portfolio loans, net of ACL	13,424,085	7,613,683	5,810,402	76.3%
Total assets	18,188,628	12,046,722	6,141,906	51.0%

Liabilities
Deposits:
Noninterest-bearing	3,554,936	2,719,907	835,029	30.7%
Interest-bearing	11,515,226	7,262,583	4,252,643	58.6%
Total deposits	15,070,162	9,982,490	5,087,672	51.0%
Securities sold under agreements to repurchase	147,152	155,610	(8,458)	(5.4)%
Long-term borrowings	92,431	—	92,431	100.0%
Subordinated notes, net of unamortized issuance costs	103,283	227,723	(124,440)	(54.6)%
Junior subordinated debt owed to unconsolidated trusts	77,257	74,815	2,442	3.3%
Total liabilities	15,739,793	10,663,453	5,076,340	47.6%

Stockholders’ equity	2,448,835	1,383,269	1,065,566	77.0%
Portfolio Loans
Busey believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. While not specifically limited, Busey attempts to focus its lending on short to intermediate-term loans (0-10 years) in geographic areas within 125 miles of its lending offices. Busey seeks to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
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
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024	Change	% Change
Commercial loans
C&I and other commercial	$4,395,871	$1,904,515	$2,491,356	130.8%
CRE	5,424,095	3,269,564	2,154,531	65.9%
Real estate construction	1,099,524	378,209	721,315	190.7%
Total commercial loans	10,919,490	5,552,288	5,367,202	96.7%
Retail loans
Retail real estate	2,196,246	1,696,457	499,789	29.5%
Retail other	482,530	448,342	34,188	7.6%
Total retail loans	2,678,776	2,144,799	533,977	24.9%
Total portfolio loans	13,598,266	7,697,087	5,901,179	76.7%
ACL	(174,181)	(83,404)	(90,777)	108.8%
Portfolio loans, net	$13,424,085	$7,613,683	$5,810,402	76.3%
Total portfolio loans were $13.60 billion at September 30, 2025, compared to $7.70 billion at December 31, 2024. The $5.90 billion growth in the loan portfolio during the first nine months of 2025 was primarily attributable to the CrossFirst acquisition. Busey remains steadfast in its conservative approach to underwriting and disciplined approach to pricing. During the third quarter of 2025, the Company experienced elevated payoffs that outpaced new production momentum. Busey expects continued pressure, particularly from commercial real estate payoffs through the remainder of 2025.
First Busey Corporation (BUSE) | 97

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity:

	As of
	September 30, 2025	December 31, 2024
Commercial loans
C&I and other commercial	32.3%	24.8%
CRE	39.9%	42.5%
Real estate construction	8.1%	4.9%
Total commercial loans	80.3%	72.2%
Retail loans
Retail real estate	16.2%	22.0%
Retail other	3.5%	5.8%
Total retail loans	19.7%	27.8%
Total portfolio loans	100.0%	100.0%
Busey Bank originates loans across its regional operating model. Busey’s regions are defined as follows:
•East – Suburban Chicago markets, the St. Louis MSA, and southwest Florida
•Midwest – Central Illinois and Indianapolis, Indiana
•Central – The Kansas City MSA, central Kansas, and Oklahoma
•Texas – The Dallas-Fort Worth MSA
•West – Colorado, New Mexico, and Arizona
•Verticals – Busey’s Life Equity Lending, Sponsor Finance, Energy Lending, and SBA Lending products
The geographic distribution of Busey Bank loans outstanding as of September 30, 2025, that were originated in each of these markets is presented in the table below:

	As of September 30, 2025
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination
East	$1,036,092	$1,786,562	$137,163	$886,591	$94,292	$3,940,700
Midwest	852,013	1,413,169	242,903	737,094	8,835	3,254,014
Central	573,345	761,303	190,846	364,424	14,196	1,904,114
Texas	679,132	803,124	352,970	118,944	3,361	1,957,531
West	252,146	501,911	155,627	76,958	689	987,331
Verticals	1,003,143	158,026	20,015	12,235	361,157	1,554,576
Total portfolio loans	$4,395,871	$5,424,095	$1,099,524	$2,196,246	$482,530	13,598,266
ACL						(174,181)
Portfolio loans, net of ACL						$13,424,085
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
CRE loans comprised 39.9% of Busey’s total loan portfolio as of September 30, 2025, and were 25.7% owner occupied. CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of September 30, 2025
	CRE Loans	Owned By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Investor	Occupant
Industry
Industrial and warehousing	$1,137,865	$683,616	$454,249	39.9%
Retail	855,603	739,356	116,247	13.6%
Apartments	815,381	815,381	—	—%
Traditional office	712,179	500,734	211,445	29.7%
Specialty	501,528	179,895	321,633	64.1%
Hotel	333,794	327,911	5,883	1.8%
Medical office	281,428	149,751	131,677	46.8%
Student housing	213,288	213,173	115	0.1%
Restaurant	149,578	35,585	113,993	76.2%
Self-Storage	148,232	143,723	4,509	3.0%
Senior housing	143,400	140,761	2,639	1.8%
Nursing homes	92,811	91,235	1,576	1.7%
Healthcare	20,350	20,000	350	1.7%
Group homes	3,592	3,592	—	—%
Continuing Care Facilities	2,976	2,976	—	—%
Land acquisition and development	91	—	91	100.0%
Other	50,306	11,622	38,684	76.9%
Total	$5,462,402	$4,059,311	$1,403,091	25.7%
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

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Provision for loan losses[1]	Provision for credit losses	$(3,305)	$2	$40,152	$7,317
___________________________________________
1.The nine months ended September 30, 2025, included $42.4 million to establish an initial allowance for loan losses in connection with the CrossFirst acquisition.
The $3.3 million provision reversal for loan losses recorded during the three months ended September 30, 2025, included a provision release of $7.1 million for PCD loans due to payoffs/paydowns and provision expense of $3.8 million for non-PCD loans to support charge-offs and qualitative factor adjustments. The provision for loan losses for the nine months ended September 30, 2025, included $42.4 million of provision expense recorded to establish an initial allowance for non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326-20-30-15.
The ACL and the ratio of ACL to portfolio loan balances is presented below by lending activity:

	As of September 30, 2025			As of December 31, 2024
(dollars in thousands)	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$4,395,871	$59,436	1.35%	$1,904,515	$21,589	1.13%
CRE	5,424,095	70,844	1.31%	3,269,564	32,301	0.99%
Real estate construction	1,099,524	12,193	1.11%	378,209	3,345	0.88%
Total commercial	10,919,490	142,473	1.30%	5,552,288	57,235	1.03%
Retail
Retail real estate	2,196,246	29,843	1.36%	1,696,457	23,711	1.40%
Retail other	482,530	1,865	0.39%	448,342	2,458	0.55%
Total retail	2,678,776	31,708	1.18%	2,144,799	26,169	1.22%
Total	$13,598,266	$174,181	1.28%	$7,697,087	$83,404	1.08%
As of September 30, 2025, management believed the level of the ACL to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. Factors that influence Busey’s calculation of its ACL include changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
First Busey Corporation (BUSE) | 100

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
The following table sets forth information concerning non-performing assets and asset quality ratios:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024	Change	% Change
Portfolio loans	$13,598,266	$7,697,087	$5,901,179	76.7%
Loans 30 – 89 days past due	18,914	8,124	10,790	132.8%
Total assets	18,188,628	12,046,722	6,141,906	51.0%

Non-performing assets
Non-performing loans:
Non-accrual loans	$46,096	$22,088	$24,008	108.7%
Loans 90+ days past due and still accruing	1,418	1,149	269	23.4%
Total non-performing loans	47,514	23,237	24,277	104.5%
OREO and other repossessed assets	10,210	63	10,147	16,106.3%
Total non-performing assets	57,724	23,300	34,424	147.7%
Substandard (excludes 90+ days past due)	103,329	62,023	41,306	66.6%
Classified assets	$161,053	$85,323	$75,730	88.8%

ACL	$174,181	$83,404	$90,777	108.8%
Bank Tier 1 Capital	2,118,059	1,438,296	679,763	47.3%

Ratios
ACL to portfolio loans	1.28%	1.08%	20 bps
ACL to non-accrual loans	3.78 x	3.78 x	27 bps
ACL to non-performing loans	3.67 x	3.59 x	766 bps
ACL to non-performing assets	3.02 x	3.58 x	(5,621) bps
Non-accrual loans to portfolio loans	0.34%	0.29%	5 bps
Non-performing loans to portfolio loans	0.35%	0.30%	5 bps
Non-performing assets to total assets	0.32%	0.19%	13 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.42%	0.30%	12 bps
Classified assets to Bank Tier 1 Capital and ACL	7.03%	5.61%	142 bps
First Busey Corporation (BUSE) | 101

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Busey’s total assets grew by 51.0% to $18.19 billion as of September 30, 2025, compared to $12.05 billion as of December 31, 2024, largely in connection with the CrossFirst acquisition. Further, Busey’s loan portfolio grew by 76.7% to $13.60 billion as of September 30, 2025, compared to $7.70 billion as of December 31, 2024.
Asset quality continues to be strong. Following the CrossFirst Bank Merger in June, Busey is operating as one bank, with a singular credit policy, concentration limits, and monitoring that will continue to align with Busey’s pillars of credit quality. Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
Non-performing loan balances increased to $47.5 million as of September 30, 2025, compared to $23.2 million as of December 31, 2024, primarily due to PCD loans assumed in the CrossFirst acquisition. Non-performing loans represented 0.35% of portfolio loans as of September 30, 2025, compared to 0.30% as of December 31, 2024. Busey’s allowance for credit losses provided coverage of 3.67 times non-performing loans at September 30, 2025, compared to 3.59 times at December 31, 2024.
Non-performing assets, which include non-performing loans, OREO, and other repossessed assets, increased to $57.7 million as of September 30, 2025, compared to $23.3 million as of December 31, 2024, primarily due to PCD loans assumed in the CrossFirst acquisition. Non-performing assets represented 0.32% of total assets as of September 30, 2025, compared to 0.19% as of December 31, 2024. Busey’s allowance for credit losses provided coverage of 3.02 times non-performing assets at September 30, 2025, compared to 3.58 times at December 31, 2024.
Classified assets, which include non-performing assets and substandard loans, increased to $161.1 million as of September 30, 2025, compared to $85.3 million as of December 31, 2024, primarily due to PCD loans assumed in the CrossFirst acquisition. Classified assets represented 7.03% of the Bank’s Tier 1 capital and ACL at September 30, 2025, compared to 5.61% at December 31, 2024.
Net charge-offs totaled $5.8 million and $50.2 million for the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $15.3 million for the comparable periods in 2024. Net charge-offs for the nine months ended September 30, 2025, include $35.5 million related to PCD loans acquired from CrossFirst Bank, which were fully reserved at acquisition and did not require recording additional provision expense.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard which are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $103.3 million as of September 30, 2025, compared to $62.0 million as of December 31, 2024. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of September 30, 2025, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits increased by 51.0% to $15.07 billion as of September 30, 2025, compared to $9.98 billion as of December 31, 2024, in connection with the CrossFirst acquisition. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit3 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 93.8% of total deposits as of September 30, 2025.
3 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 2. Management’s Discussion and Analysis—Non-GAAP Financial Information” included in this Quarterly Report.
First Busey Corporation (BUSE) | 102

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.45 billion, or 43% of total deposits, as of September 30, 2025, compared to $3.78 billion, or 38% of total deposits, as of December 31, 2024. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was $5.31 billion, or 35% of total deposits, as of September 30, 2025, compared to $2.96 billion, or 30% of total deposits, as of December 31, 2024.
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
Average liquid assets are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Average liquid assets
Cash and due from banks	$173,921	$113,122	$167,752	$109,507
Interest-bearing bank deposits	489,730	389,005	629,137	371,472
Less: Restricted and pledged cash and bank deposits	(101,400)	$(31,469)	(83,724)	(33,290)
Total average liquid assets	$562,251	$470,658	$713,165	$447,689

Average liquid assets as a percent of average total assets	3.0%	3.9%	4.1%	3.7%
Unencumbered cash and securities on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Unencumbered cash and securities
Total cash and cash equivalents	$385,474	$697,659
Restricted and pledged cash and bank deposits	(96,102)	(65,830)
Debt securities available for sale	2,099,259	1,810,221
Debt securities available for sale pledged as collateral	(565,071)	(653,454)
Cash and unencumbered securities	$1,823,560	$1,788,596
First Busey Corporation (BUSE) | 103

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Additional available borrowing capacity
FHLB	$1,833,493	$1,679,463
Federal Reserve Bank	1,684,331	664,083
Federal funds purchased	485,000	477,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$4,042,824	$2,861,046
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
As of September 30, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments:

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Outstanding loan commitments and standby letters of credit	$4,898,745	$2,548,178
Reserve for unfunded commitments	16,123	5,967
The following table summarizes Busey’s provision for unfunded commitments expenses (releases):

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Provision for unfunded commitments expense (release)[1]	Provision for credit losses	$2,320	$407	$10,156	$(640)
___________________________________________
1.The nine months ended September 30, 2025, included $7.2 million to establish an initial allowance for unfunded commitments in connection with the CrossFirst acquisition.
Busey anticipates that it will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
First Busey Corporation (BUSE) | 104

FIRST BUSEY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and its subsidiary bank as of September 30, 2025:

	Minimum Capital Requirements with Capital Buffer	As of September 30, 2025
		First Busey	Busey Bank
Common equity Tier 1 capital to risk weighted assets	7.00%	12.33%	13.73%
Tier 1 capital to risk weighted assets	8.50%	13.77%	13.73%
Total capital to risk weighted assets	10.50%	15.89%	14.67%
Leverage ratio of Tier 1 capital to average assets	6.50%	11.62%	11.59%
For further discussion of capital resources and requirements, see “Note 8: Regulatory Capital.”
First Busey Corporation (BUSE) | 105

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
Non-GAAP disclosures have inherent limitations and are not audited. They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Tax effected numbers included in these non-GAAP disclosures are based on estimated federal income tax rates or effective tax rates as noted with the tables below.
The following tables present reconciliations between these non-GAAP measures and what management believes to be the most directly comparable GAAP financial measures.
First Busey Corporation (BUSE) | 106

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue and Related Measures

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Net interest income (GAAP)		$155,137	$82,647	$412,051	$241,033
Total noninterest income (GAAP)		41,198	35,845	107,284	104,461
Net security (gains) losses (GAAP)		288	(822)	10,059	5,906
Total noninterest expense (GAAP)[1]		(120,018)	(75,519)	(359,881)	(222,872)
Pre-provision net revenue (Non-GAAP)	[a]	76,605	42,151	169,513	128,528
Acquisition and restructuring (income) expenses, excluding initial provision expenses		7,251	1,935	49,877	4,555
Realized net (gains) losses on the sale of mortgage service rights		—	18	—	(7,724)
Realized net (gains) losses on the sale of mortgage service rights	[b]	$83,856	$44,104	$219,390	$125,359

Average total assets	[c]	$18,662,449	$12,007,702	$17,534,644	$12,040,414

Pre-provision net revenue to average total assets (Non-GAAP)[2]	[a÷c]	1.63%	1.40%	1.29%	1.43%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[2]	[b÷c]	1.78%	1.46%	1.67%	1.39%
___________________________________________
1.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses; therefore, it is no longer included within total noninterest expense.
2.Annualized measure.
First Busey Corporation (BUSE) | 107

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Average Tangible Common Equity, and Related Ratios

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2025	2024	2025	2024
Net income (GAAP)	[a]	$57,098	$32,004	$74,512	$85,586
Day 2 provision for credit losses[1]		—	—	45,572	—
Adjustment of initial provision for unfunded commitments due to adoption of new model[2]		—	—	4,030	—
Other acquisition (income) expenses		7,251	1,935	49,877	4,432
Restructuring expenses		—	—	—	123
Net securities (gains) losses		288	(822)	10,059	5,906
Realized net (gains) losses on the sale of mortgage servicing rights		—	18	—	(7,724)
Related tax (benefit) expense[3]		(2,141)	(207)	(29,181)	(608)
Non-recurring deferred tax adjustment[4]		—	—	4,919	1,446
Adjusted net income (Non-GAAP)[5]	[b]	62,496	32,928	159,788	89,161
Preferred dividends	[c]	5,131	—	5,286	—
Adjusted net income available to common stockholders (Non-GAAP)	[d]	$57,365	$32,928	$154,502	$89,161

Weighted average number of common shares outstanding, diluted (GAAP)	[e]	90,218,382	57,967,848	83,609,999	57,411,299
Diluted earnings per common share (GAAP)	[(a-c)÷e]	$0.58	$0.55	$0.83	$1.49
Adjusted diluted earnings per common share (Non-GAAP)[6]	[d÷e]	$0.64	$0.57	$1.85	$1.55

Average total assets	[f]	$18,662,449	$12,007,702	$17,534,644	$12,040,414
Return on average assets (Non-GAAP)[6]	[a÷f]	1.21%	1.06%	0.57%	0.95%
Adjusted return on average assets (Non-GAAP)[5,6]	[b÷f]	1.33%	1.09%	1.22%	0.99%

Average common equity		$2,210,711	$1,364,377	$2,109,046	$1,324,119
Average goodwill and other intangible assets, net		(486,625)	(369,720)	(464,316)	(366,331)
Average tangible common equity (Non-GAAP)	[g]	$1,724,086	$994,657	$1,644,730	$957,788

Return on average tangible common equity (Non-GAAP)[6]	[(a-c)÷g]	11.96%	12.80%	5.63%	11.94%
Adjusted return on average tangible common equity (Non-GAAP)[6]	[d÷g]	13.20%	13.17%	12.56%	12.43%
___________________________________________
1.The Day 2 provision represents the initial provision for credit losses recorded in connection with the CrossFirst acquisition to establish an allowance on non-PCD loans and unfunded commitments and is reflected within the provision for credit losses line on the Statement of Income.
2.In the second quarter of 2025, Busey recorded an adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new Current Expected Credit Losses model.
3.Tax benefits were calculated for the year-to-date periods using tax rates of 26.64% and 22.21% for the nine months ended September 30, 2025 and 2024, respectively. Tax benefits for the quarterly periods were calculated as the year-to-date tax amounts less the tax reported for previous quarters during the year.
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
6.Annualized measure.
First Busey Corporation (BUSE) | 108

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tax-Equivalent Net Interest Income, Adjusted Net Interest Income, Net Interest Margin, and Adjusted Net Interest Margin

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Net interest income (GAAP)		$155,137	$82,647	$412,051	$241,033
Tax-equivalent adjustment[1]		788	396	2,116	1,247
Tax-equivalent net interest income (Non-GAAP)	[a]	155,925	83,043	414,167	242,280
Purchase accounting accretion related to business combinations		(5,854)	(1,338)	(15,701)	(2,354)
Adjusted net interest income (Non-GAAP)	[b]	$150,071	$81,705	$398,466	$239,926

Average interest-earning assets (Non-GAAP)	[c]	$17,272,362	$10,942,745	$16,126,422	$10,982,997

Net interest margin (Non-GAAP)[2]	[a÷c]	3.58%	3.02%	3.43%	2.95%
Adjusted net interest margin (Non-GAAP)[2]	[b÷c]	3.45%	2.97%	3.30%	2.92%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.
First Busey Corporation (BUSE) | 109

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Revenue Measures, Adjusted Noninterest Expense, and Efficiency Ratios

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Net interest income (GAAP)	[a]	$155,137	$82,647	$412,051	$241,033
Tax-equivalent adjustment[1]		788	396	2,116	1,247
Tax-equivalent net interest income (Non-GAAP)	[b]	155,925	83,043	414,167	242,280

Total noninterest income (GAAP)		41,198	35,845	107,284	104,461
Net security (gains) losses		288	(822)	10,059	5,906
Noninterest income excluding net securities gains and losses (Non-GAAP)	[c]	41,486	35,023	117,343	110,367
Acquisition and restructuring (gain) loss		44	—	44	—
Realized net (gains) losses on the sale of mortgage service rights		—	18	—	(7,724)
Adjusted noninterest income (Non-GAAP)	[d]	$41,530	$35,041	$117,387	$102,643

Tax-equivalent revenue (Non-GAAP)	[e = b+c]	$197,411	$118,066	$531,510	$352,647
Adjusted tax-equivalent revenue (Non-GAAP)	[f = b+d]	$197,455	$118,084	$531,554	$344,923
Operating revenue (Non-GAAP)	[g = a+d]	$196,667	$117,688	$529,438	$343,676

Adjusted noninterest income to operating revenue (Non-GAAP)	[d÷g]	21.12%	29.77%	22.17%	29.87%

Total noninterest expense (GAAP)[2]		$120,018	$75,519	$359,881	$222,872
Amortization of intangible assets		(4,507)	(2,548)	(12,182)	(7,586)
Noninterest expense excluding amortization of intangible assets (Non-GAAP)[2]	[h]	115,511	72,971	347,699	215,286
Acquisition and restructuring (income) expenses, excluding initial provision expenses		(7,207)	(1,935)	(49,833)	(4,555)
Adjusted noninterest expense (Non-GAAP)[2]	[i]	$108,304	$71,036	$297,866	$210,731

Efficiency ratio (Non-GAAP)[2]	[h÷e]	58.51%	61.81%	65.42%	61.05%
Adjusted efficiency ratio (Non-GAAP)[2]	[i÷f]	54.85%	60.16%	56.04%	61.10%
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
First Busey Corporation (BUSE) | 110

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Assets, Tangible Common Equity, and Related Measures and Ratio

		As of
(dollars in thousands, except per share amounts)		September 30, 2025	December 31, 2024
Total assets (GAAP)		$18,188,628	$12,046,722
Goodwill and other intangible assets, net		(485,203)	(365,975)
Tangible assets (Non-GAAP)[1]	[a]	$17,703,425	$11,680,747

Total stockholders' equity (GAAP)		$2,448,835	$1,383,269
Preferred stock and additional paid in capital on preferred stock		(215,197)	—
Common equity	[b]	2,233,638	1,383,269
Goodwill and other intangible assets, net		(485,203)	(365,975)
Tangible common equity (Non-GAAP)[1]	[c]	$1,748,435	$1,017,294

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	9.88%	8.71%

Ending number of common shares outstanding (GAAP)	[d]	88,789,043	56,895,981
Book value per common share (Non-GAAP)	[b÷d]	$25.16	$24.31
Tangible book value per common share (Non-GAAP)	[c÷d]	$19.69	$17.88
___________________________________________
1.Beginning in 2025, Busey revised its calculation of tangible assets and tangible common equity for all periods presented to exclude any tax adjustment.

Core Deposits and Related Ratio

		As of
(dollars in thousands)		September 30, 2025	December 31, 2024
Total deposits (GAAP)	[a]	$15,070,162	$9,982,490
Brokered deposits, excluding brokered time deposits of $250,000 or more		(125,432)	(13,090)
Time deposits of $250,000 or more		(807,378)	(334,503)
Core deposits (Non-GAAP)	[b]	$14,137,352	$9,634,897

Core deposits to total deposits (Non-GAAP)	[b÷a]	93.81%	96.52%
First Busey Corporation (BUSE) | 111

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

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economies and financial markets (including effects of a prolonged government shut-down, inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy); (2) changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine and the conflict in the Middle East); (4) unexpected results of acquisitions, including the acquisition of CrossFirst, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated; (5) the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers; (6) new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board; (7) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates); (8) increased competition in the financial services sector (including from non-bank competitors such as credit unions, private credit, and fintech companies) and the inability to attract new customers; (9) technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; (10) the loss of key executives or associates, talent shortages, and employee turnover; (11) unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes); (12) fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates; (13) credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including commercial real estate loans); (14) the concentration of large deposits from certain clients who have balances above current Federal Deposit Insurance Corporation insurance limits and may withdraw deposits to diversify their exposure; (15) the level of non-performing assets on Busey’s balance sheets; (16) interruptions involving information technology and communications systems or third-party servicers; (17) breaches or failures of information security controls or cybersecurity-related incidents; (18) the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; (19) the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds; (20) the ability to maintain an adequate level of allowance for credit losses on loans; (21) the effectiveness of Busey’s risk management framework; and (22) the ability of Busey to manage the risks associated with the foregoing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
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
First Busey Corporation (BUSE) | 112

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
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the date of acquisition. Fair values are determined based on the definition of “fair value” defined in ASC Topic 820 “Fair Value Measurement” as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings, or other relevant factors. In addition, Busey engages third party specialists to assist in the development of fair values.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Goodwill is not amortized; instead, Busey assesses the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired. Management applies significant judgment when testing goodwill for impairment, such as the valuation approach chosen, market multiples for competitors used in the calculation, and forecasts of business outlook.
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
First Busey Corporation (BUSE) | 113

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
First Busey Corporation (BUSE) | 114

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year and a two-year time horizon and net interest income is calculated under current market rates and assuming permanent instantaneous shifts of +/-100 and +/-200 bps. The model assumes immediate and sustained shifts in the federal funds rate and other market rate indices and corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. Assets and liabilities are assumed to remain constant as of the measurement date; variable-rate assets and liabilities are repriced based on repricing frequency; and prepayment speeds on loans are projected for both declining and rising rate environments.
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
+200	2.30%	4.05%	3.20%	5.24%
+100	2.03%	1.96%	2.61%	2.59%
-100	(1.31)%	(1.81)%	(2.53)%	(3.35)%
-200	(1.57)%	(3.39)%	(4.42)%	(6.65)%
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of September 30, 2025, under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, Busey’s disclosure controls and procedures were effective in ensuring that the information Busey is required to disclose in the reports Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2025, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As part of the ordinary course of business, First Busey Corporation and its subsidiaries are parties to litigation that is incidental to their regular business activities.
First Busey Corporation (BUSE) | 115

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
The following table summarizes share repurchase activity during the third quarter of 2025.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	185,000	$23.66	185,000	2,502,275
August 1-31, 2025	285,000	22.73	285,000	2,217,275
September 1-30, 2025	110,000	24.49	110,000	2,107,275
Three months ended September 30, 2025	580,000	$23.36	580,000

Nine Months ended September 30, 2025	1,812,000	$22.10	1,812,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On August 15, 2025, Michael David Cassens, a member of Busey’s Board of Directors, adopted a Rule 10b5‑1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) of the Exchange Act (the “Cassens Trading Plan”). The Cassens Trading Plan provides for the sale of up to 31,702 shares of Busey common stock in several transactions pursuant to one or more market or limit orders. The plan will cease upon the earlier of August 15, 2027, or the sale of all shares subject to the Cassens Trading Plan.
There were no other Rule 10b5‑1 or non-Rule 10b5‑1 trading arrangements adopted, modified, or terminated by any director or officer of Busey during the three months ended September 30, 2025.
First Busey Corporation (BUSE) | 116

ITEM 6. EXHIBITS

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.1	Employment Agreement, by and among First Busey Corporation, Busey Bank and Christopher H.M. Chan, effective September 30, 2025	BUSE (001-42677)	8-K	10.1	09/26/2025

10.2	Relocation Bonus Agreement, by and among First Busey Corporation, Busey Bank and Amy L. Randolph, effective September 24, 2025	BUSE (001-42677)	8-K	10.2	09/26/2025

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

First Busey Corporation (BUSE) | 117

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 6, 2025.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER H.M. CHAN
Christopher H.M. Chan
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Chief Accounting Officer (Principal Accounting Officer)
First Busey Corporation (BUSE) | 118